Form 10-Q
period 1996-09-30
NEW TENNECO INC
filed 1996-12-09
CIK 1024725

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 1-12387

                               ----------------

                               NEW TENNECO INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              76-0515284
       (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)

                1275 KING STREET, GREENWICH, CONNECTICUT 06831
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 863-1000

                                      N/A
                               ----------------
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    No  X*
--------
* The registrant's Registration Statement on Form 10 became effective on November 7, 1996.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  600 shares of common stock, $.01 par value per share, as of December 6, 1996. (See Note 4 to Notes to Combined Financial Statements).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Item 1. Financial Statements (Unaudited)
  The Businesses of New Tenneco--
    Combined Statements of Income.........................................   2
    Combined Statements of Cash Flows.....................................   3
    Combined Balance Sheets...............................................   4
    Statements of Changes in Combined Equity..............................   5
    Notes to Combined Financial Statements................................   6
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  10
Part II--Other Information
  Item 1. Legal Proceedings...............................................  18
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................  18
  Item 6. Exhibits and Reports on Form 8-K................................  20

--------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I
                             FINANCIAL INFORMATION
                             ---------------------

ITEM 1. FINANCIAL STATEMENTS

                         THE BUSINESSES OF NEW TENNECO

                         COMBINED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                      THREE
                                                     MONTHS
                                                      ENDED       NINE MONTHS
                                                    SEPTEMBER        ENDED
                                                       30,       SEPTEMBER 30,
--------------------------------------------------------------------------------
(MILLIONS)                                         1996   1995    1996    1995
--------------------------------------------------------------------------------
Revenues:
  Net sales and operating revenues--
    Automotive...................................  $ 760  $ 600  $2,223  $1,863
    Packaging....................................    896    665   2,671   1,983
    Other........................................     (3)    (2)     (8)     (7)
                                                   -----  -----  ------  ------
                                                   1,653  1,263   4,886   3,839
  Other income--
    Interest income..............................      1      2       5      11
    Gain (loss) on sale of businesses and assets,
     net.........................................      9     (1)     58      13
    Other income, net............................     30     12      48      20
                                                   -----  -----  ------  ------
                                                   1,693  1,276   4,997   3,883
                                                   -----  -----  ------  ------
Costs and Expenses:
  Cost of sales (exclusive of depreciation shown
   below)........................................  1,211    912   3,514   2,740
  Engineering, research and development expenses.     22     12      66      45
  Selling, general and administrative............    207    132     603     408
  Depreciation, depletion and amortization.......     82     47     229     139
                                                   -----  -----  ------  ------
                                                   1,522  1,103   4,412   3,332
                                                   -----  -----  ------  ------
Income Before Interest Expense, Income Taxes and
 Minority Interest...............................    171    173     585     551
Interest Expense (net of interest capitalized)...     45     39     145     113
                                                   -----  -----  ------  ------
Income Before Income Taxes and Minority Interest.    126    134     440     438
Income Tax Expense...............................     45     56     171     180
                                                   -----  -----  ------  ------
Income Before Minority Interest..................     81     78     269     258
Minority Interest................................      5      5      15      17
                                                   -----  -----  ------  ------
Net Income.......................................  $  76  $  73  $  254  $  241
                                                   =====  =====  ======  ======

 (The accompanying notes to combined financial statements are an integral part of these combined statements of income.)

                         THE BUSINESSES OF NEW TENNECO

                       COMBINED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 NINE MONTHS
                                                                    ENDED
                                                                  SEPTEMBER
                                                                     30,
-------------------------------------------------------------------------------
(MILLIONS)                                                        1996   1995
-------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income..................................................... $  254  $ 241
 Adjustments to reconcile net income to net cash provided (used)
 by operating activities--
  Depreciation, depletion and amortization......................    229    139
  Deferred income taxes.........................................     32     15
  Gain on sale of businesses and assets, net....................    (58)   (13)
  Allocated interest, net of tax................................     90     73
  Changes in components of working capital--
   (Increase) decrease in receivables...........................   (112)   (64)
   (Increase) decrease in inventories...........................     12   (108)
   (Increase) decrease in prepayments and other current assets..     (4)   (28)
   Increase (decrease) in payables..............................    (10)  (119)
   Increase (decrease) in taxes accrued.........................     59     27
   Increase (decrease) in other current liabilities.............    (63)   (57)
  Other.........................................................    (43)   (54)
                                                                 ------  -----
Net Cash Provided (Used) by Operating Activities................    386     52
                                                                 ------  -----
Cash Flows from Investing Activities:
 Net proceeds from sale of businesses and assets................    136     35
 Expenditures for plant, property and equipment.................   (389)  (300)
 Acquisitions of businesses.....................................   (677)  (107)
 Investments and other..........................................    (91)     2
                                                                 ------  -----
Net Cash Provided (Used) by Investing Activities................ (1,021)  (370)
                                                                 ------  -----
Cash Flows from Financing Activities:
 Issuance of long-term debt.....................................      5     --
 Retirement of long-term debt...................................    (13)   (12)
 Net increase (decrease) in short-term debt excluding current
 maturities on long-term debt...................................    (23)   (11)
 Cash contributions from (distributions to) Tenneco.............    695    107
                                                                 ------  -----
Net Cash Provided (Used) by Financing Activities................    664     84
                                                                 ------  -----
Effect of Foreign Exchange Rate Changes on Cash and Temporary
Cash Investments................................................     (2)     6
                                                                 ------  -----
Increase (Decrease) in Cash and Temporary Cash Investments......     27   (228)
Cash and Temporary Cash Investments, January 1..................    103    350
                                                                 ------  -----
Cash and Temporary Cash Investments, September 30 (Note)........ $  130  $ 122
                                                                 ======  =====
Cash Paid During the Period for:
 Interest....................................................... $    5  $   5
 Income taxes (net of refunds).................................. $  126  $ 169

--------
NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

 (The accompanying notes to combined financial statements are an integral part of these combined statements of cash flows.)

                         THE BUSINESSES OF NEW TENNECO

                            COMBINED BALANCE SHEETS

                                  (UNAUDITED)

                                       SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
(MILLIONS)                                 1996          1995         1995
-------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and temporary cash investments..    $  130        $  103       $  122
 Receivables--
   Customer notes and accounts (net)..       529           351          398
   Affiliated companies...............       130           117           43
   Income taxes.......................        65            41           10
   Other..............................        73            54           62
 Inventories--
   Finished goods.....................       403           396          312
   Work in process....................       118           102           96
   Raw materials......................       269           253          215
   Materials and supplies.............        92            87           74
 Deferred income taxes................        23            23           27
 Prepayments and other................       181           168          171
                                          ------        ------       ------
                                           2,013         1,695        1,530
                                          ------        ------       ------
Investments and Other Assets:
 Long-term notes and other
  receivables (net)...................        15            16           16
 Goodwill and intangibles, net........     1,334         1,024          338
 Deferred income taxes................        61            52           53
 Pension assets.......................       476           433          418
 Other................................       341           239          213
                                          ------        ------       ------
                                           2,227         1,764        1,038
                                          ------        ------       ------
Plant, Property and Equipment, at
 cost.................................     4,685         4,138        3,260
 Less--Reserves for depreciation,
  depletion and amortization..........     1,586         1,480        1,454
                                          ------        ------       ------
                                           3,099         2,658        1,806
                                          ------        ------       ------
                                          $7,339        $6,117       $4,374
                                          ======        ======       ======
LIABILITIES AND COMBINED EQUITY
Current Liabilities:
 Short-term debt (including current
  maturities on long-term debt).......    $  916        $  384       $  173
 Payables--
   Trade..............................       611           589          441
   Affiliated companies...............        50            47            4
 Taxes accrued........................       120            45           56
 Accrued liabilities..................       208           237          168
 Other................................       285           257          158
                                          ------        ------       ------
                                           2,190         1,559        1,000
                                          ------        ------       ------
Long-term Debt........................     1,531         1,648        1,119
                                          ------        ------       ------
Deferred Income Taxes.................       450           435          374
                                          ------        ------       ------
Postretirement Benefits...............       198           156          126
                                          ------        ------       ------
Deferred Credits and Other
 Liabilities..........................       204           166          182
                                          ------        ------       ------
Commitments and Contingencies
Minority Interest.....................       300           301          296
                                          ------        ------       ------
Combined Equity.......................     2,466         1,852        1,277
                                          ------        ------       ------
                                          $7,339        $6,117       $4,374
                                          ======        ======       ======

 (The accompanying notes to combined financial statements are an integral part of these combined balance sheets.)

                         THE BUSINESSES OF NEW TENNECO

                    STATEMENTS OF CHANGES IN COMBINED EQUITY

                                  (UNAUDITED)

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
--------------------------------------------------------------------------------
(MILLIONS)                                                        1996    1995
--------------------------------------------------------------------------------
Balance, January 1.............................................. $1,852  $  987
  Net income....................................................    254     241
  Translation adjustment........................................    (24)     66
  Allocated interest, net of tax................................     90      73
  Change in allocated corporate debt............................   (423)   (172)
  Cash distributions from Tenneco...............................    695     107
  Noncash contributions from (distributions to) Tenneco.........     22     (25)
                                                                 ------  ------
Balance, September 30........................................... $2,466  $1,277
                                                                 ======  ======


 (The accompanying notes to combined financial statements are an integral part of these
                   statements of changes in combined equity.)

                         THE BUSINESSES OF NEW TENNECO

                    NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (UNAUDITED)

  (1) New Tenneco Inc. (hereinafter referred to as "New Tenneco") is a newly formed, wholly-owned subsidiary of Tenneco Inc. ("Tenneco"). Upon consummation of the Transaction, which is defined and more fully described in Note 4 below,
(a) New Tenneco will own directly and indirectly (through its combined companies) all of the assets, liabilities and operations of the (i) automotive parts business ("Tenneco Automotive"), (ii) packaging business ("Tenneco Packaging"), and (iii) administrative services business ("Tenneco Business Services") currently owned directly or indirectly by Tenneco, and (b) the common stock of New Tenneco will be distributed pro rata to holders of Tenneco common stock and New Tenneco will thereafter be a publicly traded company.

  The accompanying unaudited combined financial statements of New Tenneco and its combined companies (collectively, the "New Company") contain all adjustments necessary to present fairly the financial position as of September 30, 1996, and the results of operations, changes in equity, and cash flows for the periods indicated of Tenneco Automotive, Tenneco Packaging and Tenneco Business Services. The unaudited interim combined financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of New Tenneco's management, the unaudited interim combined financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The combined financial statements of the New Company include all of Tenneco's majority-owned companies that are part of Tenneco Automotive, Tenneco Packaging and Tenneco Business Services. Investments in 20% to 50% owned companies where the New Company has the ability to exert significant influence over operating and financial policies are carried at cost plus equity in undistributed earnings since date of acquisition and cumulative translation adjustments.

  (2) New Tenneco and its combined companies are parties to numerous legal proceedings arising from their operations. New Tenneco believes that the outcome of these proceedings, individually and in the aggregate, will have no material adverse effect on the New Company's financial position or results of operations.

  (3) The New Company has identified sites in its various operating divisions where environmental remediation expense may be required should there be a change in ownership, operations or applicable regulations. These possibilities cannot be predicted or quantified at this time and, accordingly, no provision has been recorded. However, provisions have been made for all instances where it has been determined that the incurrence of any material remedial expense is probable. The New Company believes that the provisions recorded for environmental exposures are adequate based on current estimates.

  (4) As part of the ongoing strategic realignment of its businesses, on June 19, 1996, Tenneco's Board of Directors approved a plan to reorganize Tenneco (the "Transaction") pursuant to which (i) Tenneco will restructure (the "Debt Realignment") its and certain of its consolidated subsidiaries' debt through a series of tender offers, exchange offers, payments, redemptions, prepayments and defeasances involving Tenneco, New Tenneco and Newport News Shipbuilding Inc., a wholly owned subsidiary of Tenneco ("Newport News"); (ii) Tenneco and its subsidiaries will, pursuant to a distribution agreement (the "Distribution Agreement") among Tenneco, New Tenneco and Newport News, undertake various intercompany transfers and distributions (collectively, the "Corporate Restructuring Transactions") designed to restructure, divide and separate their various businesses and assets so that substantially all of the assets, liabilities and operations of (A) Tenneco Automotive, Tenneco Packaging and Tenneco Business Services (collectively, "Industrial Business") are owned and operated by New Tenneco and/or the other companies comprising the New Company, and (B) their shipbuilding business ("Shipbuilding Business") is owned and operated by Newport News; (iii) Tenneco will then distribute (the "Distributions") pro rata to holders of Tenneco common stock, all of the outstanding common stock of New Tenneco (the "New Tenneco Common Stock") and Newport News (the "Newport News Common Stock"); and (iv) thereafter an indirect wholly owned subsidiary of El Paso Natural Gas Company

                         THE BUSINESSES OF NEW TENNECO

("El Paso") will merge with and into Tenneco (the "Merger"), which will then consist of the remaining assets, liabilities and operations of Tenneco and its subsidiaries other than those relating to the Industrial Business or the Shipbuilding Business, including the transmission and marketing of natural gas (collectively, the "Energy Business" or "Tenneco Energy") pursuant to an Amended and Restated Agreement and Plan of Merger dated as of June 19, 1996 between El Paso, its merger subsidiary and Tenneco.

  For the past several years, Tenneco Inc. and its consolidated subsidiaries (collectively, the "Old Company" or the "Tenneco Group") have been undergoing a corporate transformation from a highly diversified industrial corporation to a global manufacturing company focused on its automotive and packaging businesses. The Transaction is designed to complete this process. Consummation of the Transaction is conditioned upon, among other things, the approval by Tenneco shareowners of the Transaction and a favorable ruling from the Internal Revenue Service ("IRS") regarding the tax-free nature of certain components of the Transaction. Tenneco received a favorable ruling from the IRS regarding the applicable components of the Transaction on October 30, 1996. The Transaction will be submitted as a single, unified proposal at a special meeting of Tenneco shareowners, presently scheduled to be held on December 10, 1996.

  As a part of the Transaction, Tenneco has undertaken or will specifically undertake the following actions:

 . New Preferred Stock Issuance. On November 18, 1996, Tenneco issued in a registered public offering (the "NPS Issuance") 6,000,000 shares of its newly designated 8 1/4% Cumulative Junior Preferred Stock, Series A (the "Tenneco Junior Preferred Stock"). The number of shares of Tenneco Junior Preferred Stock issued in the NPS Issuance was to the extent possible, designed to have an aggregate value equal to approximately 25% of the total value of all shares of Tenneco capital stock outstanding upon consummation of the Merger. The proceeds (the "NPS Issuance Proceeds") to Tenneco from the sale of the Tenneco Junior Preferred Stock in the NPS Issuance (which totalled $300 million) will, net of underwriting commissions and other expenses, be used to repay certain existing indebtedness of Tenneco and certain of its subsidiaries in connection with the Debt Realignment.

 . Debt Realignment. Pursuant to the Debt Realignment, indebtedness for borrowed money of Tenneco and certain of its consolidated subsidiaries ("Tenneco Consolidated Debt") will be restructured and refinanced through a series of cash tender offers, exchange offers, payments, redemptions, prepayments and defeasances. The Debt Realignment is intended to reduce the total amount of Tenneco Consolidated Debt to an amount that, when added to the total amount of certain other liabilities and obligations of Tenneco Energy outstanding as of the effective time of the Merger ("Actual Energy Debt Amount") equals $2.65 billion, less the NPS Issuance Proceeds and subject to certain other adjustments (the "Base Debt Amount"). If the Actual Energy Debt Amount varies from the Base Debt Amount, the amount of such variance will be accounted for in a post-Transaction cash adjustment. If the Transaction had been consummated on September 30, 1996, on a pro forma basis (assuming 100% acceptance of the Cash Tender Offers and Exchange Offers, as defined below), Tenneco and New Tenneco would have had indebtedness for money borrowed of approximately $2,519 million, ($1,819 million after giving effect to certain other refinancing transactions to be undertaken by or on behalf of El Paso) and $2,200 million, respectively.

 . Cash Realignment. The total amount of cash and cash equivalents of Tenneco and its consolidated subsidiaries at the time of the Merger will be allocated $25 million to Tenneco (subject to certain adjustments), $5 million to Newport News and the balance to New Tenneco.

 . Charter Amendment. Prior to the Merger, Tenneco will file an amendment to eliminate specified rights, powers and preferences of its junior preferred stock (certain of, however, are preserved or modified in the certificate of designation for the Tenneco Junior Preferred Stock issued in the NPS Issuance) contained in the Tenneco Certificate of Incorporation, as amended.

                         THE BUSINESSES OF NEW TENNECO

 . The Distributions. On the effective date of the Distributions, Tenneco will distribute to all holders of Tenneco common stock, par value $5.00 per share, of record as of the close of business on December 11, 1996, (i) one share of New Tenneco Common Stock, $.01 par value per share, for every share of Tenneco common stock held, and (ii) one share of Newport News Common Stock, $.01 par value per share, for every five shares of Tenneco common stock held. Cash will be paid in lieu of fractional shares. The Distribution Agreement and various agreements to be entered into in connection therewith will govern the post-Transaction allocation of various other rights and obligations among Tenneco, New Tenneco and Newport News.

 . The Merger. El Paso Merger Company, an indirect wholly owned subsidiary of
   El Paso, will be merged with and into Tenneco, which will then consist solely of the Energy Business. Tenneco will survive the Merger, with 100% of its common equity and approximately 75% of its combined equity value at that time held indirectly by El Paso (and the remainder held by the holders of the Tenneco Junior Preferred Stock issued pursuant to the NPS Issuance).

  The Old Company expects to incur an extraordinary charge as a result of the Debt Realignment and estimates that this charge will be approximately $300 million after-tax, based on current market rates of interest. Certain other costs will also be incurred in connection with the Corporate Restructuring Transactions and the Distributions, which The Old Company estimates will be approximately $100 million after tax.

 New Tenneco after the Transaction

  Upon completion of the Distributions and the other components of the Transaction, New Tenneco will be an independent, publicly-held holding company which will be renamed "Tenneco Inc." and which will conduct substantially all of its operations through its direct and indirect subsidiaries. Immediately following the Distributions, Tenneco will not have an ownership interest in New Tenneco.

  Although the separation of the Industrial Business from the remainder of the businesses, operations and companies currently constituting the Tenneco Group has been structured as a "spin-off" of New Tenneco for legal, tax and other reasons, New Tenneco will succeed to certain important aspects of the existing business, organization and affairs of Tenneco, namely: (i) New Tenneco will be renamed "Tenneco Inc." upon the consummation of the Merger; (ii) New Tenneco will be headquartered at Tenneco's current headquarters in Greenwich, Connecticut; (iii) New Tenneco's Board of Directors will consist of those persons currently constituting the Tenneco Board of Directors; (iv) New Tenneco's executive management will consist substantially of the current Tenneco executive management; and (v) the Industrial Business to be conducted by New Tenneco will consist largely of Tenneco Automotive and Tenneco Packaging, which combined represent over half of the assets, revenues and operating income of the businesses, operations and companies presently constituting the Tenneco Group. Consequently, pending approval of the Transaction by Tenneco stockholders, New Tenneco will reflect Newport News and the Energy Business as discontinued operations in its historical financial statements.

  As part of the Debt Realignment, New Tenneco will offer to exchange (the "Debt Exchange Offers") $1,950 million aggregate principal amount of new, publicly traded debt securities of New Tenneco for an equal amount of Tenneco Consolidated Debt. New Tenneco debt will have similar maturities, but higher interest rates than the Tenneco Consolidated Debt for which it is being exchanged. Upon consummation of the Debt Exchange Offers, Tenneco will purchase (and thereafter extinguish) the Tenneco Consolidated Debt held by New Tenneco, and New Tenneco will then distribute such proceeds as a dividend to Tenneco.

  Additionally, the Debt Realignment will include tender offers by Tenneco (the "Cash Tender Offers") to purchase for cash approximately $1,580 million aggregate principal amount of current Tenneco Consolidated Debt. The Tenneco Consolidated Debt acquired in the Cash Tender Offers will be extinguished. The Cash Tender

                         THE BUSINESSES OF NEW TENNECO

Offers and the other cash components of the Debt Realignment will principally be financed by internally generated cash, the NPS Issuance Proceeds (net of underwriting commissions and expenses relating to the NPS Issuance) and borrowings under several new credit facilities and other financing arrangements as discussed below.

  In addition, New Tenneco will enter into a $1,750 million revolving credit facility (the "New Tenneco Credit Facility"). New Tenneco will use the New Tenneco Credit Facility for working capital, acquisitions and other general corporate purposes; in addition, New Tenneco is likely to borrow funds under the New Tenneco Credit Facility and declare and pay a dividend to Tenneco in connection with the Debt Realignment.

 Newport News after the Transaction

  Upon completion of the Distributions and the other components of the Transaction, Newport News will be an independent, publicly-held holding company which will conduct substantially all of its operations through its direct and indirect consolidated subsidiaries. Immediately following the Distributions, neither Tenneco nor New Tenneco will have an ownership interest in Newport News. In connection with the Transaction and to provide for working capital needs, Newport News recently issued $200 million of Senior Notes due 2006 (the "Senior Notes") and $200 million of Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes" and together with the Senior Notes, the "Notes"). The net proceeds from such issuance are currently being held in escrow and will be released therefrom for use in connection with Debt Realignment upon satisfaction of all material conditions to consummation of
(i) Debt Realignment, (ii) the Distributions (other than consummation of the Debt Realignment) and (iii) the Merger (other than consummation of the Debt Realignment and Distributions). In addition, Newport News recently entered into a $415 million secured senior credit facility (the "Senior Credit Facility") comprised of a $200 million six-year amortizing term loan (the "Term Loan") and a $215 million six-year revolving credit facility (the "Revolving Credit Facility"), of which $125 million may be used for advances and letters of credit and $90 million may be used for standby letters of credit. In addition, Newport News will utilize the proceeds of the Notes and Term Loan and borrowings of $14 million under the Revolving Credit Facility to distribute (i) $600 million as a dividend to Tenneco or one or more of its subsidiaries for use in retiring Tenneco Consolidated Debts and (ii) $14 million in payment of certain fees and expenses incurred in connection with Senior Credit Facility and the Notes.

 Energy Business after the Transaction

  Upon completion of the Merger and the other components of the Transaction, Tenneco will be a majority owned subsidiary of El Paso and will change its name to "El Paso Tennessee Gas Pipeline Co." In connection with the cash funding requirements of the Debt Realignment, Tenneco recently entered into a $3 billion credit facility (the "Tenneco Credit Facility") which consists of a 364-day revolving credit facility with a two-year term thereafter. The Tenneco Credit Facility and the borrowings thereunder, will continue to be part of the Energy Business subsequent to the Transaction.

  (5) In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes new accounting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement is effective for transactions occurring after December 31, 1996. The impact of the adoption of the new standard has not been quantified.

   (The above notes are an integral part of the foregoing combined financial statements.)

                         THE BUSINESSES OF NEW TENNECO

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PROPOSED SPIN-OFFS AND MERGER WITH EL PASO NATURAL GAS COMPANY

  As part of the ongoing strategic realignment of its businesses, on June 19, 1996, the Board of Directors of Tenneco Inc. ("Tenneco"), which is currently the parent company of New Tenneco, approved a plan to reorganize Tenneco and its consolidated subsidiaries (the "Transaction") pursuant to which (i) Tenneco will restructure (the "Debt Realignment") its and certain of its consolidated subsidiaries' debt through a series of tender offers, exchange offers, payments, redemptions, prepayments and defeasances involving Tenneco, New Tenneco, and Newport News Shipbuilding Inc., a wholly owned subsidiary of Tenneco ("Newport News"); (ii) Tenneco and its subsidiaries will, pursuant to a distribution agreement (the "Distribution Agreement") among Tenneco, New Tenneco and Newport News, undertake various intercompany transfers and distributions (collectively, the "Corporate Restructuring Transactions") designed to restructure, divide and separate their various businesses and assets so that substantially all of the assets, liabilities and operations of
(A) their automotive parts, packaging and administrative services businesses ("Industrial Business") are owned and operated by New Tenneco and (B) their shipbuilding business ("Shipbuilding Business") is owned and operated by Newport News; (iii) Tenneco will then distribute (the "Distributions") pro rata to holders of Tenneco common stock, all of the outstanding common stock of New Tenneco (the "New Tenneco Common Stock") and Newport News (the "Newport News Common Stock"); and (iv) thereafter an indirect wholly owned subsidiary of El Paso will merge with and into Tenneco (the "Merger"), which will then consist of the remaining assets, liabilities and operations of Tenneco and its subsidiaries other than those relating to the Industrial Business or the Shipbuilding Business, including the transmission and marketing of natural gas (collectively, the "Energy Business" or "Tenneco Energy") pursuant to an Amended and Restated Agreement and Plan of Merger dated as of June 19, 1996 between El Paso and El Paso Merger Company, a wholly owned subsidiary of El Paso, and Tenneco.

  For the past several years, Tenneco has been undergoing a corporate transformation from a highly diversified industrial corporation to a global manufacturing company focused on its automotive and packaging businesses. The Transaction is designed to complete this process. Consummation of the Transaction is conditioned upon, among other things, the approval by Tenneco shareowners of the Transaction and a favorable ruling from the Internal Revenue Service ("IRS") regarding the tax-free nature of certain components of the Transaction. Tenneco received a favorable ruling from the IRS regarding the applicable components of the Transaction on October 30, 1996. The Transaction will be submitted as a single, unified proposal at a special meeting of Tenneco shareowners, presently scheduled to be held on December 10, 1996. (For additional information concerning the Transaction, see Note 4 in the "Notes to Financial Statements.")

  The Old Company expects to incur an extraordinary charge as a result of the Debt Realignment and estimates that this charge will be approximately $300 million after-tax based on current market rates of interest. Certain other costs will also be incurred in connection with the Corporate Restructuring Transactions and the Distributions which the Old Company estimates will be approximately $100 million after-tax.

OTHER STRATEGIC ACTIONS

  In the 1996 third quarter, Tenneco completed the acquisition of the following new businesses that will be included in the Industrial Business, and thus the New Company, upon consummation of the Distributions:

  .Tenneco Automotive acquired The Pullman Company and its Clevite products division ("Clevite") for approximately $330 million. Clevite is a leading original equipment manufacturer of automotive vibration control components, including bushings and engine mounts for the auto, light truck and heavy truck markets. Clevite will be integrated into the Monroe business group of Tenneco Automotive to form an operation with all of the components necessary to design, manufacture, test and sell a complete automotive suspension system.

  .Tenneco Automotive also acquired Luis Minuzzi e Hijos, an Argentinean exhaust system manufacturer ("Minuzzi"). The acquisition will expand the presence of Tenneco Automotive's Walker business group in the rapidly growing Argentinean and South American automobile markets.

 . Tenneco Packaging acquired the stock of Amoco Foam Products Company
  ("Amoco Foam"), a unit of Amoco Chemical Company, for $310 million. Amoco Foam manufactures expanded polystyrene carrying trays and disposable tableware, including plates and cups; hinged-lid food containers; packaging trays, primarily for meat and poultry; and industrial foam products for residential and commercial construction applications.

THREE MONTHS RESULTS

  The New Company's net income for the 1996 third quarter was $76 million, an improvement of four percent compared with $73 million in the year ago quarter. Both Tenneco Automotive and Tenneco Packaging's specialty acquisitions made in 1995 and 1996 contributed to this improvement.

NET SALES AND OPERATING REVENUES

                                                                 THIRD QUARTER
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
                                                                  (MILLIONS)
      Automotive................................................ $  760  $  600
      Packaging.................................................    896     665
      Other.....................................................     (3)     (2)
                                                                 ------  ------
                                                                 $1,653  $1,263
                                                                 ======  ======

  Third quarter 1996 revenues increased $390 million, or 31 percent, as both operating divisions achieved double digit revenue growth. Tenneco Automotive's revenues increased in both the exhaust and ride control operations. Tenneco Packaging's improvement resulted primarily from the less cyclical specialty acquisitions made in 1995 and 1996 offset in part by lower pricing from paperboard packaging. The results of each business are discussed in detail below.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST (OPERATING INCOME)

                                                                   THIRD QUARTER
                                                                   -------------
                                                                    1996   1995
                                                                   ------ ------
                                                                    (MILLIONS)
      Automotive.................................................. $   82 $   61
      Packaging...................................................     85    111
      Other.......................................................      4      1
                                                                   ------ ------
                                                                   $  171 $  173
                                                                   ====== ======

  The New Company's operating income for the 1996 third quarter decreased by $2 million, or one percent, compared with the 1995 period. Tenneco Automotive benefited from improved results in both the exhaust and ride control sectors and operating earnings from recent acquisitions. These increases were offset by lower operating income at Tenneco Packaging due to lower paperboard prices. The results of each business are discussed in detail below.

TENNECO AUTOMOTIVE

                                                                   THIRD QUARTER
                                                                   -------------
                                                                    1996   1995
                                                                   ------ ------
                                                                    (MILLIONS)
      Revenues.................................................... $  760 $  600
      Operating income............................................     82     61

  Operating income from the exhaust operations improved 20 percent to $48 million, excluding last year's $10 million charge for start-up costs related to hydroforming, primarily due to increased volumes, recent acquisitions, and improved manufacturing efficiencies, along with lower distribution costs. Ride control's operating income increase of $3 million was generated primarily by recent acquisitions.

  Tenneco Automotive's revenues in the third quarter rose 27 percent to set a record for twelve consecutive quarters of quarter over quarter improvement. Revenues from recent acquisitions contributed slightly over 70 percent of the revenue improvement, including Clevite which contributed $57 million.

  Exhaust revenues increased 20 percent to $423 million primarily due to increased North American and European original equipment volumes driven by new vehicle production and recent acquisitions. Aftermarket volumes also increased in Europe primarily due to the recent Fonos acquisition.

  Ride control reported increased revenues of $90 million, up 36 percent. Ride Control's North American original equipment revenues more than doubled to $83 million due to the third quarter acquisition of Clevite. European original equipment revenues improved 53 percent driven by widespread dealer incentives, new vehicle production, and the recent Ateso acquisition. In addition, revenues in Australia increased as a result of the acquisition of National Springs.

TENNECO PACKAGING

                                                                        THIRD
                                                                       QUARTER
                                                                     -----------
                                                                     1996  1995
                                                                     ----- -----
                                                                     (MILLIONS)
      Revenues...................................................... $ 896 $ 665
      Operating income..............................................    85   111

  Operating income for Tenneco Packaging for the 1996 third quarter was $85 million compared with $111 million in the year ago quarter. The specialty packaging unit's operating income increased to $64 million from $9 million in the year ago quarter. Volume growth, primarily from the November 1995 plastics acquisition and lower raw materials costs were key factors in the specialty packaging unit's operating income improvement. This recently acquired plastics business contributed $38 million in operating income on revenues of $274 million in the 1996 third quarter.

  The paperboard packaging operations' operating income was $21 million compared with $102 million in the prior year quarter. Linerboard and corrugating medium prices averaged $340 per ton and $280 per ton compared with $530 per ton and $520 per ton, respectively in the year ago period.

  In the paperboard business, revenues were down $76 million to $408 million compared with the 1995 third quarter. Operating income in the paperboard business declined $81 million to $21 million compared with the 1995 third quarter. Operating income and revenues were reduced by lower price realizations due to the weaker market conditions compared with record levels a year ago.

  Revenues in Tenneco Packaging's specialty packaging business increased $307 million to $488 million compared with the 1995 third quarter, primarily as a result of the recently acquired plastics and foam products businesses. The specialty packaging business, which included the strong results of the November 1995 plastics acquisition, earned $64 million in operating income for the 1996 third quarter, a $55 million increase compared with the year ago results. Operating margins in the specialty packaging business increased to 13 percent from 5 percent in the year-ago quarter.

OTHER

  New Tenneco's other operations reported operating income of $4 million for the 1996 third quarter compared with operating income of $1 million in the year ago quarter. The operating income improvement resulted primarily from lower administrative expenses.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Interest expense increased from $39 million in the 1995 third quarter to $45 million in the 1996 third quarter. The increase was primarily attributable to higher levels of allocated corporate debt.

INCOME TAXES

  Income tax expense for the third quarter of 1996 was $45 million compared with $56 million for the 1995 third quarter. The effective tax rate for the third quarter of 1996 was 36 percent compared with 42 percent in the prior year quarter.

NINE MONTHS RESULTS

  The New Company's net income for the first nine months of 1996 was $254 million, an improvement of five percent compared with $241 million in the year ago period. Both Tenneco Automotive and Tenneco Packaging's specialty acquisitions made in 1995 and 1996 contributed to this improvement.

NET SALES AND OPERATING REVENUES

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                                (MILLIONS)
      Automotive............................................ $  2,223  $  1,863
      Packaging.............................................    2,671     1,983
      Other.................................................       (8)       (7)
                                                             --------  --------
                                                               $4,886  $  3,839
                                                             ========  ========

  Net sales and operating revenues for the first nine months of 1996 were $4.89 billion, up 27 percent from $3.84 billion reported in the 1995 period due to revenues from recent acquisitions. Higher revenues were reported by all divisions: Tenneco Packaging (up $688 million or 35 percent) and Tenneco
Automotive (up $360 million or 19 percent).

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST (OPERATING
INCOME)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                                (MILLIONS)
      Automotive............................................ $    245  $    195
      Packaging.............................................      341       355
      Other.................................................       (1)        1
                                                             --------  --------
                                                             $    585      $551
                                                             ========  ========

  Operating income for the first nine months of 1996 improved $34 million, or six percent, to $585 million.

  Tenneco Automotive benefited from improved results in both the exhaust and ride control sectors and from recent acquisitions. This increase was partially offset by lower operating income at Tenneco Packaging due to lower paperboard prices. The results of each business are discussed in detail below.

TENNECO AUTOMOTIVE

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                                (MILLIONS)
      Revenues.............................................. $  2,223  $  1,863
      Operating income......................................      245       195

  Tenneco Automotive's revenues increased in both the exhaust and ride control operations. Revenues for exhaust increased 17 percent to $1,270 million. North American and European original equipment revenues were up, driven by a record number of new product launches, new vehicle production and recent acquisitions. Exhaust aftermarket volumes also increased in North America and Europe.

  Ride control reported increased revenues of $173 million, or 22 percent. North American and European original equipment revenues increased as the result of the Clevite and Ateso acquisitions and new vehicle production. Ride control's aftermarket revenues also increased in North America due to improved product mix.

  Exhaust's operating income for the first nine months of 1996 improved 40 percent to $122 million primarily due to increased volumes, improved manufacturing efficiencies and recent acquisitions. Ride control's operating income increase of $15 million was due primarily to higher sales volumes, improved product mix and recent acquisitions including Clevite.

TENNECO PACKAGING

                                                                    NINE MONTHS
                                                                       ENDED
                                                                   SEPTEMBER 30,
                                                                   -------------
                                                                    1996   1995
                                                                   ------ ------
                                                                    (MILLIONS)
      Revenues.................................................... $2,671 $1,983
      Operating income............................................    341    355

  Tenneco Packaging's operating income decreased $14 million, or four percent, in the nine month period compared with the 1995 period. Revenues increased $688 million, or 35 percent, compared with the nine months of 1995. Higher revenues from the specialty operations were primarily the result of the November 1995 plastics acquisition and the Amoco Foam acquisition. This increase was partially offset by lower revenues in the paperboard business. Specialty packaging earned $172 million in operating income for the nine-month period in 1996 compared with $34 million in the year ago period. Of this increase of $138 million, $111 million was the result of the November 1995 plastics acquisition. In Tenneco Packaging's paperboard business, revenues and operating income declined due to lower volumes and price realizations resulting from weak market conditions in both linerboard and corrugating medium. Operating income included a $50 million pre-tax gain in the 1996 second quarter from the sale of two recycled paperboard mills and a recovered fiber recycling and brokerage business to form a joint venture with Caraustar. The 1995 period included a $14 million gain on the sale of a North Carolina mill.

OTHER

  The New Company's other operations reported an operating loss of $1 million during the first nine months of 1996 compared with operating income of $1 million in the year-ago period. This decrease in operating income resulted from decreased interest income resulting from lower cash investments.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Tenneco's historical practice has been to incur indebtedness for its consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and to centrally manage various cash functions. Consequently, corporate debt of Tenneco and its related interest expense has been allocated to the New Company based on the portion of Tenneco's investment in the New Company which is deemed to be debt, generally based upon the ratio of the New Company's net assets to Tenneco consolidated net assets plus debt. Interest expense was allocated at a rate equivalent to the weighted-average cost of all corporate debt. Although interest expense, and the related tax effects, have been allocated to the New Company for financial reporting on a historical basis, the New Company has not been billed for these amounts. The changes in allocated corporate debt and the after-tax allocated interest have been included as a component of the New Company's combined equity. Although management believes that the historical allocation of corporate debt and interest is reasonable, it is not necessarily indicative of the New Company's debt upon completion of the Debt Realignment nor debt and interest that may be incurred by the New Company as a separate public company.

  Interest expense increased from $113 million in the 1995 first nine months to $145 million in the first nine months of 1996, while interest capitalized was $5 million in the first nine months of 1996 compared with $3 million in the 1995 period. The year-to-year change in interest expense was due to the same reason discussed under "Three Months Results" above.

INCOME TAXES

  Income tax expense for the 1996 first nine months was $171 million compared with $180 million in the 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           -------------------
      CASH PROVIDED (USED) BY:                               1996      1995
      ------------------------                             ---------  --------
                                                              (MILLIONS)
      Operating activities................................ $     386  $    52
      Investing activities................................    (1,021)    (370)
      Financing activities................................       664       84

  The New Company's operating results, combined with proceeds from sales of assets and businesses, contributions from Tenneco and short-term borrowings, have provided funds for acquisitions and capital investments in existing businesses.

OPERATING ACTIVITIES

  Operating cash flow for the first nine months of 1996 increased due to higher income from operations and improvements in working capital. Working capital improved $349 million compared with the 1995 period primarily due to the New Company's working capital initiatives. Inventories dropped as a result of downtime taken at the mills to keep inventories in line and higher exhaust and ride control revenues driven by new vehicle production.

INVESTING ACTIVITIES

  Cash used in acquisitions of businesses was $677 million for the 1996 nine month period. Several key acquisitions were completed in the third quarter including Automotive's acquisition of The Pullman Company and its Clevite product division for approximately $330 million and Packaging's acquisition of Amoco Foam in late August for $310 million.

  The New Company invested $389 million in capital expenditures in its existing businesses during the first nine months of 1996. Capital expenditures during the first nine months of 1996 included $123 million for Tenneco Automotive, $223 million for Tenneco Packaging and $43 million related to the New Company's other operations. For Tenneco Packaging, these expenditures related to the paper machine upgrade at the Counce, Tennessee mill and the expansion of specialty packaging facilities. Capital expenditures were $300 million for continuing operations during the first nine months of 1995.

FINANCING ACTIVITIES

  Cash provided by financing activities was $664 million during the first nine months of 1996, compared with $84 million for the same period in the previous year. The New Company had a net decrease in short-term debt of $23 million in the first nine months of 1996 compared with $11 million for the same period in 1995. The New Company also received $695 million in cash contributions from Tenneco in the first nine months of 1996 compared with a $107 million cash contribution to Tenneco in the first nine months of 1995. See "Liquidity" below for further discussion of cash contributions to and from Tenneco.

CAPITALIZATION

                                       SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                                           1996          1995         1995
                                       ------------- ------------ -------------
                                                      (MILLIONS)
Short-term debt and current
 maturities...........................    $  916        $  384       $  173
Long-term debt........................     1,531         1,648        1,119
Minority interest.....................       300           301          296
Combined equity.......................     2,466         1,852        1,277
                                          ------        ------       ------
  Total capitalization................    $5,213        $4,185       $2,865
                                          ======        ======       ======

  Debt increased $415 million at September 30, 1996 compared with December 31, 1995 primarily due to higher levels of allocated debt. For additional information on corporate debt allocation, see "Interest Expense (net of interest capitalized)" above.

OTHER

  The increase in the New Company's plant, property and equipment and receivable balances at September 30, 1996 when compared with December 31, 1995 is the result of the acquisitions of Amoco Foam by Tenneco Packaging and Clevite, Ateso and National Springs by Tenneco Automotive and capital expenditures in the first nine months of 1996, as well as an increase in receivables due to higher sales revenues from those acquisitions in the 1996 period.

LIQUIDITY

  Historically, The New Company's excess net cash flows from operating and investing activities have been used by its parent, Tenneco, to meet consolidated debt and other obligations. Conversely, when the New Company's cash requirements have been in excess of cash flows from operations, Tenneco has utilized its consolidated credit facilities to fund the New Company's obligations. Also, depending on market and other conditions, the New Company has utilized external sources of capital to meet specific funding requirements. Management of the New Company believes that cash flows from operations will generally be sufficient to meet future capital requirements. However, during 1995, the New Company received on a net basis $1.3 billion from Tenneco primarily to fund its strategic acquisitions.

  Prior to consummation of the Distributions and the Merger, as discussed under the caption "Proposed Spin-Offs and Merger with El Paso Natural Gas Company," Tenneco intends to initiate a realignment (the "Debt Realignment") of its existing indebtedness. As part of the Debt Realignment, New Tenneco will offer to exchange (the "Exchange Offers") $1,950 million aggregate principal amount of new, publicly traded debt securities of New Tenneco for an equal amount of Tenneco public debt. New Tenneco debt will have similar maturities, but higher interest rates than the Tenneco public debt for which it is being exchanged. Upon consummation of the Exchange Offers, Tenneco will purchase (and thereafter extinguish) the Tenneco public debt held by New Tenneco, and New Tenneco will then distribute such proceeds as a dividend to Tenneco.

  As described above, as part of the Transaction Tenneco will, pursuant to the Debt Realignment, restructure and refinance the indebtedness for borrowed money of Tenneco and certain of its consolidated subsidiaries ("Tenneco Consolidated Debt") through a series of cash tender offers, exchange offers, payments, redemptions, prepayments and defeasances involving Tenneco, New Tenneco and Newport News. The Debt Realignment is intended to reduce the total amount of Tenneco Consolidated Debt to an amount that, when added to the total amount of certain other liabilities and obligations of Tenneco outstanding as of the effective time of the Merger (the "Actual Energy Debt Amount") equals $2.65 billion, less the NPS Issuance Proceeds and subject to certain other adjustments (the "Base Debt Amount"). If the Actual Energy Debt Amount varies from the Base Debt Amount, the amount of such variance will be accounted for in a post-Transaction cash adjustment. If the

Transaction had been consummated on September 30, 1996, on a pro forma basis (assuming 100% acceptance of the cash tender offers and the Exchange Offers), New Tenneco would have had indebtedness for money borrowed of approximately $2,200 million. The difference between the market value of the consideration issued in the cash tender offers, Exchange Offer and defeasances and the net carrying amount of the Tenneco Consolidated Debt will be recognized as an extraordinary charge.

  In addition, New Tenneco will enter into a $1,750 million revolving credit facility (the "New Tenneco Credit Facility"). New Tenneco will use the New Tenneco Credit Facility for working capital, acquisitions and other general corporate purposes; in addition, New Tenneco is likely to borrow funds under the New Tenneco Credit Facility and declare and pay a dividend to Tenneco in connection with the Debt Realignment.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

 (1) Environmental Proceedings.

  On August 2, 1993, the Department of Justice filed suit against Tenneco Packaging Inc. ("Tenneco Packaging") in the Federal District Court for the Northern District of Indiana, alleging that wastewater from Tenneco Packaging's molded fiber products plant in Griffith, Indiana, interfered with or damaged the Town of Griffith's municipal sewage pumping station on two occasions in 1991 and 1993, resulting in discharges by the Town of Griffith of untreated wastewater into a river. Tenneco Packaging and the Department of Justice have executed a consent decree, which has been lodged with the court and published for public notice and comment. New Tenneco believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operations of New Tenneco Inc. and its consolidated subsidiaries.

  In 1993 and 1995, the EPA issued notices of violation for particulate and opacity violations at the three coal-fired boilers of the Rittman, Ohio paperboard mill (owned by Tenneco Packaging until June 1996). Tenneco Packaging filed responses disputing the alleged violations. Stack testing has demonstrated Tenneco Packaging's compliance. In July 1996, Tenneco Packaging received an EPA administrative complaint seeking a $126,997 penalty for alleged emissions violations. Tenneco Packaging has filed its answer to the complaint. New Tenneco believes that the resolution of this matter will not have a material adverse effect on the financial condition or results of operations of New Tenneco Inc. and its consolidated subsidiaries.

 (2) Potential Superfund Liability.

  At September 30, 1996, New Tenneco has been designated as a potentially responsible party in 12 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, New Tenneco is fully indemnified by third parties. With respect to certain other sites, New Tenneco has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, New Tenneco has estimated its share of the remediation costs to be between $3 million and $23 million or .003% to .02% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, New Tenneco's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that New Tenneco could be required to pay in excess of its pro rata share of remediation costs. New Tenneco's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in New Tenneco's determination of its estimated liability. New Tenneco believes that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will not be material to its consolidated financial position or results of operations.

 (3) Other Proceedings.

  New Tenneco Inc. and its subsidiaries are parties to numerous other legal proceedings arising from their operations. New Tenneco Inc. believes that the outcome of these other proceedings, individually and in the aggregate, will have no material effect on New Tenneco's consolidated financial position or results of operations.

ITEM 5. OTHER INFORMATION.

  Recent Developments.

  (1) Tenneco Inc.'s Board of Directors has called a Special Meeting of Shareholders on December 10, 1996 for the following purposes:

  I. To consider and vote upon a single, unified proposal relating to the proposed reorganization of Tenneco (the "Transaction"):

    A. to approve and adopt the Distribution Agreement, dated as of November 1, 1996, as such may be amended, supplemented or modified from time to time (the "Distribution Agreement"), among Tenneco, New Tenneco and Newport News, pursuant to which (i) Tenneco and its subsidiaries will undertake various intercompany transfers and distributions designed to restructure, divide and separate their existing businesses and assets so that the assets, liabilities and operations of (A) their automotive parts, packaging and administrative services businesses are owned and operated by New Tenneco, and (B) their shipbuilding business is owned and operated by Newport News, and (ii) Tenneco will subsequently distribute (the "Distributions") pro rata to holders of Tenneco common stock, par value $5.00 per share (the "Tenneco Common Stock"), all of the outstanding common stock, $.01 par value per share, of New Tenneco and all of the outstanding common stock, $.01 par value per share, of Newport News;

    B. to approve and adopt the Amended and Restated Agreement and Plan of Merger, dated as of June 19, 1996, as such may be amended, supplemented or modified from time to time (the "Merger Agreement"), among El Paso Natural Gas Company, a Delaware corporation ("El Paso"), El Paso Merger Company, a Delaware corporation and an indirect wholly owned subsidiary of El Paso ("El Paso Subsidiary"), and Tenneco pursuant to which (i) El Paso Subsidiary will be merged with and into Tenneco (the "Merger"), which will then (as a result of the Distributions) consist only of Tenneco Energy, and
  (ii) shares of Tenneco stock (other than certain preferred shares held by holders entitled to demand and who properly demand appraisal of such shares and shares of one or more new series of Tenneco junior preferred stock to be issued prior to the Merger) will be converted into the right to receive shares of El Paso common stock, par value $3.00 per share, and possibly, in the case of holders of Tenneco Common Stock, depositary shares representing interests in shares of a new series of El Paso preferred stock, pursuant to formulas set forth in the Merger Agreement and described more fully in the Joint Proxy Statement-Prospectus dated November 4, 1996;

    C. to approve the transactions contemplated by the Merger Agreement and the Distribution Agreement; and

    D. to approve an amendment (the "Charter Amendment") to the Certificate of Incorporation of Tenneco, as amended, which will eliminate the rights, powers and preferences of the junior preferred stock of Tenneco specified therein.

  II. To transact such other business, including, without limitation, the adjournment of the Special Meeting (including an adjournment of the Special Meeting to obtain a quorum, solicit additional votes in favor of proposal I and/or allow for the fulfillment of certain conditions precedent to the Transaction), as may properly come before the Special Meeting or any adjournments or postponements thereof.

  The Board action follows receipt by Tenneco Inc. of a favorable Internal Revenue Service ruling on the tax-free nature of these previously announced strategic actions.

  Pursuant to separate consents dated October 31, 1996, October 31, 1996, October 31, 1996 and December 1, 1996, the following Corporate Restructuring Transactions were submitted to a vote of, and were approved by, the Company's sole stockholder, Tenneco Corporation (a direct, wholly owned subsidiary of Tenneco): (1) the transfer of Tenneco trade names, trademarks, and service marks to Tenneco Management Company (New Tenneco's wholly owned subsidiary);
(ii) the transfer and assignment to New Tenneco from Tenneco Corporation of all of the assets, and the assumption by New Tenneco of all of the liabilities, relating to the Walker Muffler Shop Distribution Center operations located in Carson, California; (iii) the issuance of 500 shares of Common Stock, par value $.01 per share, of New Tenneco, to Tenneco Corporation in consideration of Tenneco Corporation's transfer to New Tenneco of all of Tenneco Corporation's right, title and interest in and to certain specified assets, including its equity holdings in various entities included in the New Company; and (iv) the transfer by New Tenneco to Tenneco Management Company of certain aviation assets, certain furniture and fixtures and a note payable due from a former affiliated company of Tenneco.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (1) Exhibits. The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in Exhibit Index which follows the signature page and immediately precedes the exhibits filed.

    12--Computation of Ratio of Earnings to Fixed Charges.

    27--Financial Data Schedule.

  (2) Reports on Form 8-K. New Tenneco Inc. did not file any Current Reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEW TENNECO INC.

                                                  /s/ Robert T. Blakely
                                          By __________________________________
                                                    Robert T. Blakely
                                              Executive Vice President and
                                                 Chief Financial Officer

Date: December 9, 1996

                                                                      EXHIBIT 12

                         THE BUSINESSES OF NEW TENNECO

              COMBINED WITH 50% OWNED UNCONSOLIDATED SUBSIDIARIES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                        NINE
                                                                       MONTHS
                                                                        ENDED
                                                                      SEPTEMBER
                                                                         30,
                                                                      ---------
                                                                      1996 1995
                                                                      ---- ----
Net income........................................................... $254 $241
Add:
  Interest...........................................................  148  116
  Portion of rentals representative of interest factor...............   43   45
  Preferred stock dividend requirements of majority-owned
   subsidiaries......................................................   15   17
  Income tax expense and other taxes on income.......................  171  180
  Amortization of interest capitalized applicable to nonutility
   companies.........................................................    1    1
                                                                      ---- ----
    Earnings as defined.............................................. $632 $600
                                                                      ==== ====
Interest............................................................. $148 $116
Interest capitalized.................................................    5    3
Portion of rentals representative of interest factor.................   43   45
Preferred stock dividend requirements of majority-owned subsidiaries
 on a pretax basis...................................................   24   30
                                                                      ---- ----
    Fixed charges as defined......................................... $220 $194
                                                                      ==== ====
Ratio of earnings to fixed charges................................... 2.87 3.09
                                                                      ==== ====

                        [LOGO OF TENNECO APPEARS HERE]

                                NEW TENNECO INC.

                                 EXHIBIT INDEX
                    (PURSUANT TO ITEM 601 OF REGULATION S-K)

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 2*      Distribution Agreement, November 1, 1996, by and among Tenneco Inc.,
         New Tenneco Inc., and Newport News Shipbuilding Inc.
  3.1*   Certificate of Incorporation of New Tenneco Inc. as currently in effect.
  3.2*   Form of Restated Certificate of Incorporation to be adopted prior to the Distribution Date.
  3.3*   By-laws of New Tenneco Inc. as currently in effect.
  3.4*   Form of Amended and Restated By-laws to be adopted prior to the
         Distribution Date.
  4.1*   Form of Specimen Stock Certificate of Company Common Stock.
  4.2*   Form of Rights Agreement by and between New Tenneco Inc. and First
         Chicago Trust Company of New York, as Rights Agent.
  4.3*   Form of Indenture between New Tenneco Inc. and The Chase Manhattan
         Bank, as trustee.
 10.1*   Form of Debt and Cash Allocation Agreement by and among Tenneco Inc.,
         New Tenneco Inc., and Newport News Shipbuilding Inc.
 10.2*   Form of Benefits Agreement by and among Tenneco Inc., New Tenneco
         Inc., and Newport News Shipbuilding Inc.
 10.3*   Form of Insurance Agreement by and among Tenneco Inc., New Tenneco
         Inc., and Newport News Shipbuilding Inc.
 10.4*   Form of Tax Sharing Agreement by and among Tenneco Inc., Newport News
         Shipbuilding Inc., New Tenneco Inc., and El Paso Natural Gas Company.
 10.5*   Form of Transition Services Agreement by and among, Tenneco Business
         Services, Inc., Tenneco Inc. and El Paso Natural Gas Company.
 10.6*   Form of Shipbuilding Trademark Transition License Agreement by and
         between Newport News Shipbuilding Inc. and New Tenneco Inc.
 10.7*   Form of Tenneco Trademark Transition License Agreement by and between
         New Tenneco Inc. and Tenneco Inc.
 10.8*   Form of Amended and Restated Tenneco Inc. Board of Directors Deferred
         Compensation Plan, to be assumed by New Tenneco Inc. as of the
         Distribution Date.
 10.9*   Form of Amended and Restated Tenneco Inc. Executive Incentive
         Compensation Plan, to be assumed by New Tenneco Inc. as of the
         Distribution Date.
 10.10*  Form of Tenneco Inc. Deferred Compensation Plan, to be assumed by New
         Tenneco Inc. as of the Distribution Date.
 10.11*  Form of Tenneco Inc. 1996 Deferred Compensation Plan, to be assumed by
         New Tenneco Inc. as of the Distribution Date.
 10.12*  Form of Amended and Restated Tenneco Inc. Supplemental Executive
         Retirement Plan, to be assumed by New Tenneco Inc. as of the
         Distribution Date.
 10.13*  Form of Amended and Restated Tenneco Inc. Benefit Equalization Plan,
         to be assumed by New Tenneco Inc. as of the Distribution Date.
 10.14*  Form of Amended and Restated Tenneco Inc. Outside Directors Retirement
         Plan, to be assumed by New Tenneco Inc. as of the Distribution Date.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.15*  Form of Amended and Restated Supplemental Pension Agreement, between
         Dana G. Mead and Tenneco Inc., to be assumed by New Tenneco Inc. as of the Distribution Date.
 10.16*  Form of Amended and Restated Tenneco Inc. Change in Control Severance
         Benefit Plan for Key Executives, to be assumed by New Tenneco Inc. as of the Distribution Date.
 10.17*  Form of Amended and Restated Tenneco Benefits Protection Trust, to be
         assumed by New Tenneco as of the Distribution Date.
 10.18*  Form of Employment Agreement between Stacy S. Dick and New Tenneco
         Inc.
 10.19*  Form of Employment Agreement between Dana G. Mead and New Tenneco Inc.
 10.20*  Form of Employment Agreement between Paul T. Stecko and Tenneco
         Packaging Inc.
 10.21*  Form of Agreement between Theodore R. Tetzlaff and New Tenneco Inc.
 10.22*  Form of Tenneco Inc. Directors Restricted Stock Program, effective as of the Distribution Date, to be assumed by New Tenneco Inc. as of the
         Distribution Date.
 10.23*  Form of Tenneco Inc. Directors Restricted Stock and Restricted Unit
         Program, effective as of the Distribution Date, to be assumed by New
         Tenneco Inc. as of the Distribution Date.
 10.24*  Form of 1996 Tenneco Inc. Stock Ownership Plan, to be assumed by New
         Tenneco Inc. as of the Distribution Date.
 10.25*  Lease Agreement, Tomahawk, dated as of January 30, 1991, between The
         Connecticut National Bank, as Owner Trustee, and Packaging Corporation
         of America.
 10.26*  Lease Agreement, Valdosta, dated as of January 30, 1991 between The
         Connecticut National Bank, Philip G. Kane, Jr., Frank McDonald, Jr.,
         and William R. Monroe, as Owner Trustee, and Packaging Corporation of
         America.
 10.27*  Timberland Lease, dated January 31, 1991, by and between Four States
         Timber Venture and Packaging Corporation of America.
 10.28*  Professional Services Agreement, dated August 22, 1996, by and between
         Tenneco Business Services Inc. and Newport News Shipbuilding Inc.
 11      None.
 12      Computation of Ratio of Earnings to Fixed Charges.
 15      None.
 18      None.
 19      None.
 22-24   None.
 27      Financial data schedule

--------
* Incorporated by reference to the Registrant's Registration Statement on Form 10, Commission File No. 1-12387, initially filed on October 30, 1996 and amended on November 4, 1996 and November 6, 1996.