Form 10-K405
period 1996-12-31
TENNECO INC /DE
filed 1997-03-12
CIK 1024725

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(mark one)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-12387

                                 TENNECO INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 76-0515284
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)
                                                          06831
   1275 KING STREET, GREENWICH, CT                     (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 863-1000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

   TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------          -----------------------------------------
6.70% Notes due 2005;
 7.45% Debentures due
 2025; 8.075% Notes due
 2002; 8.20% Notes
 due 1999; 9.20%
 Debentures due 2012;
 10.075% Notes due 2001;
 10.20% Debentures
 due 2008................ New York Stock Exchange
Common Stock, par value
 $.01 per share.......... New York, Chicago, Pacific and London Stock Exchanges

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS
REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]
  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]
  STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.

      CLASS OF VOTING STOCK AND NUMBER    MARKET VALUE
                 OF SHARES                    HELD
         HELD BY NON-AFFILIATES AT           BY NON-
              JANUARY 31, 1997             AFFILIATES
      --------------------------------   ---------------
      Common Stock, 171,235,101 shares   $6,849,404,040*

--------
* Based upon the closing sale price on the Composite Tape for the Common Stock on January 31, 1997.
  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $.01 per share, 171,717,373 shares outstanding as of January 31, 1997.
                     DOCUMENTS INCORPORATED BY REFERENCE:

                                                    PART OF THE FORM 10-K
                    DOCUMENT                       INTO WHICH INCORPORATED
                    --------                       -----------------------
Tenneco Inc.'s Definitive Proxy Statement for the         Part III
                 Annual Meeting
     of Stockholders to be Held May 13, 1997

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects and developments of the Company (as defined) and business strategies for its operations, all of which are subject to risks and uncertainties. These forward-looking statements are identified by their use of terms and phrases such as "anticipates," "anticipated," "intend," "intends," "intended," "goal," "estimate," "estimates," "estimated," "expects," "expect," "expected," "project," "projects," "projections," "plans," "should," "designed to," "foreseeable future," "believe," "believes," and "scheduled" and similar terms and phrases.

  When a forward-looking statement includes a statement of the assumptions or basis underlying the forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

  The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include the following:

    Changes in Consumer Demand and Prices. Demand for Tenneco Automotive original equipment products is subject to the level of consumer demand for new vehicles which are equipped with Tenneco Automotive parts. The level of new car purchases is cyclical, affected by such factors as interest rates, consumer confidence, patterns of consumer spending and the automobile replacement cycle. Demand for Tenneco Automotive aftermarket products varies based upon such factors as the level of new vehicle purchases, which initially displaces demand for aftermarket products, the severity of winter weather, which increases the demand for aftermarket products, and other factors including the average useful life of parts and number of miles driven. Demand for certain Tenneco Packaging products is also cyclical. For example, demand for protective packaging is driven by trends in the building, construction, automotive and durable goods markets. Demand for packaging products is also subject to changes in consumer preferences.

    Demand and pricing of Tenneco Automotive and Tenneco Packaging products is subject to economic conditions and other factors present in the various domestic and international markets where the products are sold. For example, lower containerboard prices in Tenneco Packaging's markets had an adverse influence on its results of operations in 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Years 1996 and 1995--Tenneco Packaging."

    Changes in Prices of Raw Materials. Significant increases in the cost of certain raw materials used in the Company's products, to the extent not timely reflected in the Company's prices or mitigated through long term supply contracts, could adversely impact the Company's results. For example, the cost of plastic resin and paper materials in Tenneco Packaging products can be volatile.

    Possible Labor Interruptions. Substantially all of the hourly employees of North American original equipment manufacturers are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (the "UAW") under similar collective bargaining agreements. Original equipment manufacturers in other countries are also subject to labor agreements. A work stoppage or strike at the production facilities of a significant customer, at the Company's facilities, or at a supplier of a customer or the Company could have an adverse impact on the Company.

    Risks Associated with International Operations. Both Tenneco Packaging and Tenneco Automotive operate facilities and sell products in countries throughout the world. As a result, the Company is subject to risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates, imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries, and imposition or increase of investment and other restrictions by foreign governments.

    Other Factors. In addition to the factors described above, the Company may be adversely impacted by a number of other matters and uncertainties, including: (i) potential legislation or regulatory changes; (ii) material substitution; (iii) new technologies; (iv) changes in distribution channels or competitive conditions in the markets and countries where the Company operates; (v) changes in capital availability or costs, such as changes in interest rates, market perceptions of the industries in which the Company operates or ratings of securities; (vi) increases in the cost of compliance with regulations, including environmental regulations, and environmental liabilities in excess of the amount reserved; and (vii) changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies.

                               TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
                                                PART I
  Item 1.   Business..............................................................................   1
             Tenneco Inc..........................................................................   1
             Contributions of Major Businesses....................................................   1
             Tenneco Automotive...................................................................   2
             Tenneco Packaging....................................................................   9
             Tenneco Business Services............................................................  15
             Environmental Matters................................................................  16
             Certain Reorganization Agreements....................................................  16
  Item 2.   Properties............................................................................  17
  Item 3.   Legal Proceedings.....................................................................  18
  Item 4.   Submission of Matters to a Vote of Security Holders...................................  19
  Item 4.1. Executive Officers of the Registrant..................................................  20
                                                PART II
  Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.................  21
  Item 6.   Selected Financial Data...............................................................  23
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.  25
  Item 8.   Financial Statements and Supplementary Data...........................................  37
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  73
                                               PART III
  Item 10.  Directors and Executive Officers of the Registrant....................................  73
  Item 11.  Executive Compensation................................................................  73
  Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  73
  Item 13.  Certain Relationships and Related Transactions........................................  73
                                                PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  73

                                    PART I

ITEM 1. BUSINESS.

                                 TENNECO INC.

  Tenneco Inc., a Delaware corporation, is a global manufacturing company with operations in automotive parts ("Tenneco Automotive") and packaging ("Tenneco Packaging"). Tenneco Automotive is one of the world's leading manufacturers of automotive exhaust and ride control systems for both the original equipment market and the replacement market, or aftermarket. Tenneco Packaging is among the world's leading and most diversified packaging companies, manufacturing packaging products for consumer, institutional and industrial markets. As used herein, the term "Tenneco" or the "Company" refers to Tenneco Inc. and its consolidated subsidiaries.

  The Company was incorporated August 26, 1996 under the name "New Tenneco Inc." as a wholly owned subsidiary of the company then known as Tenneco Inc. ("Old Tenneco"). The Company was formed to facilitate Old Tenneco's corporate transformation from a highly diversified industrial corporation to a global manufacturing company focused on its automotive and packaging businesses. As part of this transformation, Old Tenneco undertook a series of transactions during the latter portion of 1996 whereby the businesses and assets of Old Tenneco were restructured so that the assets, liabilities and operations of Tenneco Automotive, Tenneco Packaging and Old Tenneco's administrative services businesses were owned and operated by the Company and the assets, liabilities and operations of Old Tenneco's shipbuilding business were owned and operated by Newport News Shipbuilding Inc., another wholly owned subsidiary of Old Tenneco ("Newport News"). Following this internal restructuring, on December 11, 1996 Old Tenneco spun-off the Company and Newport News by distributing all of the common stock of each company to Old Tenneco's common stockholders (the "Distributions"). Following the Distributions, on December 12, 1996 a subsidiary of El Paso Natural Gas Company ("El Paso") was merged (the "Merger") into Old Tenneco (which then consisted solely of Old Tenneco's remaining active businesses and certain discontinued operations), with Old Tenneco surviving the Merger as a subsidiary of El Paso, and with the Company succeeding to the name "Tenneco Inc." Unless the context otherwise requires, references to "Tenneco" and the "Company" for periods prior to the Distributions are to Old Tenneco.

  The separation of the Company from the remainder of the businesses, operations and companies then constituting Old Tenneco was structured as a spin-off of the Company for legal, tax and other reasons. However, the Company succeeded to certain important aspects of the Old Tenneco business, organization and affairs, namely: (i) the Company succeeded to the name "Tenneco Inc.;" (ii) the business conducted by the Company principally consists of Tenneco Automotive and Tenneco Packaging, which combined represented over half of the assets, revenues, and operating income of the businesses, operations, and companies previously constituting Old Tenneco;
(iii) the Company's Board of Directors consists of those individuals comprising the Old Tenneco Board of Directors immediately prior to the Distribution; (iv) the Company's executive management consists substantially of those individuals comprising Old Tenneco's executive management; and (v) the Company retained as its headquarters the former headquarters of Old Tenneco in Greenwich, Connecticut.

                       CONTRIBUTIONS OF MAJOR BUSINESSES

  Information concerning Tenneco's principal industry segments and geographic areas is set forth in Note 13 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries. The following tables summarize for each of the major business groups of Tenneco for the periods indicated: (i) net sales and operating revenues from continuing operations; (ii) income from continuing operations before interest expense, income taxes and minority interest; and
(iii) capital expenditures for continuing operations.

NET SALES AND OPERATING REVENUES FROM CONTINUING OPERATIONS:

                                             1996         1995         1994
                                          -----------  -----------  -----------
                                            (DOLLAR AMOUNTS IN MILLIONS)
Automotive............................... $2,980   45% $2,479   47% $1,989   48%
Packaging................................  3,602   55   2,752   53   2,184   52
Intergroup sales and other...............    (10)  --     (10)  --      (7)  --
                                          ------  ---  ------  ---  ------  ---
  Total.................................. $6,572  100% $5,221  100% $4,166  100%
                                          ======  ===  ======  ===  ======  ===

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST:

                                                                 1996  1995 1994
                                                                 ----  ---- ----
                                                                   (MILLIONS)
Automotive...................................................... $249  $240 $223
Packaging.......................................................  401   430  209
Other...........................................................  (22)    2   24
                                                                 ----  ---- ----
  Total......................................................... $628  $672 $456
                                                                 ====  ==== ====

CAPITAL EXPENDITURES FOR CONTINUING OPERATIONS:

                                                     1996      1995      1994
                                                   --------  --------  --------
                                                       (DOLLAR AMOUNTS IN
                                                           MILLIONS)
Automotive........................................ $177  31% $208  37% $113  40%
Packaging.........................................  341  60   316  56   166  59
Other.............................................   55   9    38   7     1   1
                                                   ---- ---  ---- ---  ---- ---
  Total........................................... $573 100% $562 100% $280 100%
                                                   ==== ===  ==== ===  ==== ===

  The total amount of interest expense, income taxes and minority interest from continuing operations that was not allocated to the major business groups of Tenneco during the relevant periods is as follows:

                                                                      1995
                                                                 1996      1994
                                                                 ---- ---- ----
                                                                   (MILLIONS)
Interest expense (net of interest capitalized).................. $195 $160 $104
Income tax expense..............................................  194  231  114
Minority interest...............................................   21   23   --

                              TENNECO AUTOMOTIVE

  Tenneco Automotive is one of the world's largest manufacturers and marketers of automotive exhaust and ride control systems for the original equipment ("OE") market and aftermarket. Tenneco Automotive is a global business that sells its products in over 100 countries, manufacturing and marketing its automotive exhaust systems primarily under the Walker(R) brand name and its ride control equipment primarily under the Monroe(R) brand name.

  Tenneco Automotive is headquartered in Deerfield, Illinois.

OVERVIEW OF AUTOMOTIVE PARTS INDUSTRY

  The global market for automotive parts was estimated at approximately $435.3 billion in 1995, the most recent year for which industry data is available. This market was comprised of approximately $352 billion in OE sales and approximately $83.3 billion in aftermarket sales. With the North American and Western European automotive markets becoming relatively mature, OE manufacturers and automotive parts suppliers are increasingly focusing on emerging markets for additional growth opportunities, particularly China, Eastern Europe, India and Latin America.

  Automotive parts are generally segmented into two categories: (i) OE sales, in which parts are sold as original equipment in large quantities directly to the vehicle manufacturers; and (ii) aftermarket sales, in which replacement parts are sold as replacement parts in varying quantities to a wide range of wholesalers, retailers and repair shops. Demand for automotive parts in the OE market is driven by the number of new vehicle sales, which in turn are determined by prevailing economic conditions. Demand for aftermarket products varies based upon such factors as the level of new automobile purchases, which initially displaces demand for aftermarket products, the severity of winter weather, which increases the demand for aftermarket products, and other factors including the average useful life of parts and number of miles driven.

  The operations of Tenneco Automotive face competition from other manufacturers of automotive equipment, including affiliates of certain of its customers, in both the OE market and the aftermarket.

ANALYSIS OF TENNECO AUTOMOTIVE'S REVENUES

  The following table sets forth for each of the years 1994 through 1996 certain information relating to the net sales of Tenneco Automotive, the two primary businesses of Tenneco Automotive and the aftermarket and OE market within each primary business:

                                                         NET SALES (MILLIONS)
                                                         ----------------------
                                                         YEAR ENDED DECEMBER
                                                                 31,
                                                         ----------------------
                                                          1996    1995    1994
                                                         ------  ------  ------
EXHAUST SYSTEMS BUSINESS
  Aftermarket........................................... $  710  $  637  $  609
  OE Market.............................................    989     829     465
                                                         ------  ------  ------
                                                          1,699   1,466   1,074
                                                         ------  ------  ------
RIDE CONTROL BUSINESS
  Aftermarket...........................................    768     687     644
  OE Market.............................................    513     326     271
                                                         ------  ------  ------
                                                          1,281   1,013     915
                                                         ------  ------  ------
    Total Tenneco Automotive............................ $2,980  $2,479  $1,989
                                                         ======  ======  ======
                                                          PERCENTAGE OF NET
                                                                SALES
                                                         ----------------------
                                                         YEAR ENDED DECEMBER
                                                                 31,
                                                         ----------------------
                                                          1996    1995    1994
                                                         ------  ------  ------
EXHAUST SYSTEMS BUSINESS
  Aftermarket...........................................     42%     43%     57%
  OE Market.............................................     58      57      43
                                                         ------  ------  ------
                                                            100%    100%    100%
                                                         ======  ======  ======
RIDE CONTROL BUSINESS
  Aftermarket...........................................     60%     68%     70%
  OE Market.............................................     40      32      30
                                                         ------  ------  ------
                                                            100%    100%    100%
                                                         ======  ======  ======

 Brands

  Tenneco Automotive manufactures and markets leading brand names. Monroe(R) and Walker(R) are two of the most recognized brand names in the automotive parts industry. As Tenneco Automotive acquires related product lines, it is anticipated that they will be incorporated within these existing Monroe(R) and Walker(R) brand name families.

 Customers

  Tenneco Automotive has developed long-standing business relationships with many of its customers around the world, working together in all stages of production, including design, development, component sourcing, quality assurance, manufacturing and delivery. Tenneco Automotive has a strong and established reputation with its customers for providing high quality products at competitive prices as well as for timely delivery and customer service. Attention to these priorities has been recognized by numerous customers who awarded Tenneco Automotive 48 supplier quality awards in 1996.

  Tenneco Automotive serves both the OE market and the aftermarket. Tenneco Automotive serves over 25 different OE customers on a global basis, including the following:

NORTH AMERICA              EUROPE                     INDIA

CAMI                       BMW
Chrysler                   Chrysler                   Maruti Suzuki
Ford                       DAF

General Motors             Daihatsu                   AUSTRALIA

Honda                      Fiat
Mazda                      Ford                       Ford
Mitsubishi                 Jaguar                     General Motors/Holden
Nissan                     Lada                       Mitsubishi
NUMMI                      Leyland                    Toyota
Toyota                     Mercedes-Benz


                           Mitsubishi                 JAPAN

SOUTH AMERICA              Nissan
Chrysler                   Opel                       Mazda
Fiat                       Peugeot/Citroen            Nissan
Ford                       Porsche                    Suzuki
General Motors             Renault/Matra              Toyota
Renault                    Rover/Land Rover

Toyota                     Saab/Scania                OTHER ASIA

Volkswagen                 Toyota
                           Volkswagen/Audi/SEAT/Skoda Chrysler
                           Volvo                      Citroen

  Tenneco Automotive's aftermarket customers include such wholesalers and retailers as National Auto Parts Association (NAPA), Big A Stores, Midas International Corp. ("Midas"), Speedy Muffler King and Western Auto in North America and Midas, Pit Stop and Kwik-Fit in Europe.

EXHAUST SYSTEMS

  Automotive exhaust systems play a critical role in safely conveying noxious gases away from the passenger compartment, reducing the level of pollutants and reducing engine exhaust noise to an acceptable level. Precise engineering of the manifold, pipe, catalytic converter and muffler leads to a pleasant, tuned engine sound, reduced pollutants and optimized engine performance.

  Tenneco Automotive designs, manufactures and distributes exhaust systems primarily under the Walker(R) brand name. These products include a variety of automotive exhaust systems and emission control products, including mufflers, catalytic converters, tubular exhaust manifolds, pipes, exhaust accessories and electronic noise cancellation products. Founded in 1888 and a division of Tenneco since 1967, Walker is the aftermarket leader for exhaust systems in North America, Europe and Australia. Walker is a leading supplier in the OE market in the U.S. as well, supplying exhaust systems used in seven of the 10 top-selling 1996 new car models in the U.S. and 9 of the 10 top-selling light trucks in the U.S. Walker has long been the European aftermarket leader for exhaust systems, and with the acquisition of Heinrich Gillet GmbH & Co. ("Gillet") in 1994, Walker became Europe's leading OE exhaust systems supplier.

 Manufacturing and Engineering

  Walker operates 26 manufacturing facilities outside the U.S. In the U.S., Walker operates 10 manufacturing facilities and seven distribution centers. See
Item 2, "Properties." Walker locates its manufacturing facilities in close proximity to its OE customers to provide just-in-time delivery opportunities.

 Strategic Acquisitions/Joint Ventures

  As part of its international growth strategy, Walker acquired ownership of Gillet, a manufacturer of exhaust systems, in November 1994. The acquisition of Gillet recast Tenneco Automotive as a market leader in exhaust systems for the OE market in Europe and brought many new OE customers to the Walker business.

  In 1995, Walker acquired ownership of Manufacturas Fonos, S.L. ("Fonos"), Spain's largest participant in the exhaust systems aftermarket, and Perfection Automotive Products, a U.S. catalytic converter producer, further expanding Walker's presence in the exhaust systems replacement market. In 1996, Walker established a joint venture in China (Dalian) to supply exhaust systems to the northern Chinese automotive market and expanded its North American heavy duty truck aftermarket business through the acquisition of Stemco Inc.

  The following table sets forth for each of the years 1994 through 1996 information relating to Tenneco Automotive's sales of exhaust systems:

                                                     PERCENTAGE OF SALES
                                                   ---------------------------
                                                   YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1996      1995      1994
                                                   -------   -------   -------
United States Sales
  Aftermarket.....................................      46%       46%       48%
  OE Market.......................................      54        54        52
                                                   -------   -------   -------
                                                       100%      100%      100%
                                                   =======   =======   =======
Foreign Sales
  Aftermarket.....................................      38%       42%       68%
  OE Market.......................................      62        58        32
                                                   -------   -------   -------
                                                       100%      100%      100%
                                                   =======   =======   =======
Total Sales by Geographic Area(a)
  United States...................................      44%       42%       58%
  European Union..................................      43        45        24
  Canada..........................................       6         7        10
  Other areas.....................................       7        6          8
                                                   -------   -------   -------
                                                       100%      100%      100%
                                                   =======   =======   =======

--------
(a) See Note 13 to the Tenneco Inc. and Consolidated Subsidiaries Financial Statements for certain information about foreign and domestic operations and export sales.

RIDE CONTROL PRODUCTS

  Tenneco Automotive designs, manufactures and distributes ride control products primarily under the Monroe(R) brand name. Tenneco Automotive's ride control products consist of hydraulic shock absorbers, air adjustable shock absorbers, gas charged shock absorbers and struts, electronically adjustable suspension systems, vibration control components, bushings, springs and modular assembles. Tenneco Automotive manufactures and markets replacement shock absorbers for virtually all North American, European and Asian makes of automobiles. In addition, Tenneco Automotive manufactures and markets shock absorbers and struts for use on passenger cars and trucks, as well as for other uses such as exercise and other recreational equipment. Founded in 1916, Monroe introduced the world's first automotive shock absorber in 1926 and became part of Tenneco in 1977. Tenneco Automotive is the market leader for ride control equipment in the aftermarket in North America, Europe and Australia, as well as in the OE market in Australia.

  Superior ride control is governed by a vehicle's suspension system, including its shocks and struts. Shocks and struts are components that help maintain vertical loads placed on a vehicle's tires to help keep the tires in contact with the road. A vehicle's ability to steer, brake and accelerate depends on the contact between the vehicle's tires and the road. Adhesion is directly influenced by shock absorber and strut performance. Worn shocks and struts can allow weight to transfer from side to side (roll), from front to rear (sway) and up and down (bounce). Shocks are designed to maintain vertical loads placed on tires by providing resistance to vehicle roll, sway and bounce. Variations in tire to road contact can affect a vehicle's handling and braking performance and the safe operation of a vehicle; thus, by maintaining the tire-to-road contact, Monroe's ride control products are actually designed to function as safety components of a vehicle rather than merely providing a comfortable ride.

 Manufacturing and Engineering

  Monroe has 10 manufacturing facilities in the United States and 16 foreign manufacturing operations. Monroe also has controlling interests in joint ventures that own manufacturing operations in China and India as described below. See also Item 2, "Properties." In designing its shock absorbers and struts, Monroe uses advanced engineering and test capabilities to provide product reliability, endurance and performance. Monroe's engineering capabilities feature state-of-the-art testing equipment, advanced computer aided design equipment, and the talents of over 100 engineers. Monroe's dedication to innovative solutions has led to such technological advances as adaptive dampening systems; manual, hydraulic and electronically adjustable suspensions and semi-active systems; and air and hydraulic leveling systems. Conventional shocks and struts were only able to provide either ride comfort or vehicle control. Monroe's innovative new grooved-tube, gas-charged shocks and struts provide both ride comfort and vehicle control, resulting in improved handling (less roll), reduced vibration, a wider range of vehicle control and a lessening of the reduction in performance as the units become overheated (fade). This technology can be found in Monroe's premium quality Sensa-Trac(R) shocks.

 Strategic Acquisitions/Joint Ventures

  As a means of expanding its product lines and offering OE manufacturers a more complete modular ride control system, in July 1996 Tenneco Automotive acquired The Pullman Company and its Clevite products division ("Clevite"). Clevite is a leading OE manufacturer of elastomeric vibration control components, including bushings and engine mounts, for the auto, light truck and heavy truck markets. With this acquisition, Tenneco Automotive now has full capability to deliver complete suspension systems to the OE manufacturers. The Clevite acquisition also complements Tenneco Automotive's interest in global growth opportunities, as both Clevite and Monroe have manufacturing operations in Mexico and Brazil. Tenneco Automotive has a 51% interest in a joint venture that has three ride control manufacturing facilities in India and has a 51% interest in a joint venture that has one ride control manufacturing facility in China. It is anticipated that the joint venture in India will also manufacture exhaust systems.

  The following table sets forth information relating to Tenneco Automotive's sales of ride control equipment:

                                                     PERCENTAGE OF SALES
                                                   ---------------------------
                                                   YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1996      1995      1994
                                                   -------   -------   -------
United States Sales
  Aftermarket.....................................      62%       70%       72%
  OE Market.......................................      38        30        28
                                                   -------   -------   -------
                                                       100%      100%      100%
                                                   =======   =======   =======
Foreign Sales
  Aftermarket.....................................      59%       66%       69%
  OE Market.......................................      41        34        31
                                                   -------   -------   -------
                                                       100%      100%      100%
                                                   =======   =======   =======
Total Sales by Geographic Area(a)
  United States...................................      48%       48%       49%
  European Union..................................      34        36        32
  Canada..........................................       3         3         5
  Other areas.....................................      15        13        14
                                                   =======   =======   =======
                                                       100%      100%      100%
                                                   =======   =======   =======

--------
(a) See Note 13 to Tenneco Inc. and Consolidated Subsidiaries Financial Statements for certain information about foreign and domestic operations and export sales.

SALES AND MARKETING

  Both the exhaust and ride control businesses utilize similar sales and marketing systems to distribute Tenneco Automotive products. Both businesses take advantage of a dedicated sales force and consumer brand marketing professionals together with extensive marketing support, including trade and consumer marketing, promotions and general advertising. Tenneco Automotive maintains a customer order fill rate exceeding 95%.

  Tenneco Automotive sells its OE products directly. With respect to the aftermarket, Tenneco Automotive employs three primary distribution techniques:
(i) the traditional three-step distribution system: warehouse distributors, jobbers and installers; (ii) direct sales to retailers; and (iii) sales to programmed marketing groups.

STRATEGY

  Tenneco Automotive's primary goal is to grow and enhance its position as a global leader in the manufacture of exhaust and ride control systems. Tenneco Automotive intends to capitalize on certain significant existing and emerging trends in the automotive industry, including (i) the consolidation and globalization of the OE supplier base, (ii) increased outsourcing by OE manufacturers, particularly of more complex components, assemblies, modules and complete systems to sophisticated, independent suppliers, and (iii) growth of emerging markets for both OE and replacement markets. Key components of Tenneco Automotive's strategy include:

 Branding

  Tenneco Automotive, whose major strategic strength is the performance of its leading Monroe(R) and Walker(R) brand names and their market shares, intends to emphasize product differentiation to give consumers added reasons for specifying their brands. For example, Monroe(R) introduced a premium grade shock and strut called Sensa-Trac(R) in 1994, which helped it gain its technological leadership in the ride control market, while Rancho(R) is the leading ride control brand in the high performance light truck market. Walker Advantage(R) and

DynoMaxTM brands are the leaders in their product categories. Tenneco Automotive is also capitalizing on its brand strength by incorporating newly acquired product lines within existing product families, as it did with Gillet.

 Maintain Focus on Core Business

  Tenneco Automotive intends to solidify its core businesses with its primary customers while increasing market share with customers with whom it has not fully realized its potential market penetration. These objectives are designed to enable Tenneco Automotive to respond better to the OE manufacturers' evolving purchasing requirements, where in addition to manufacturing, the supplier is required to provide design, engineering and project management support for a complete package of integrated products.

 Continue to Develop Value-Added Products

  Tenneco Automotive, a first tier supplier to many customers, intends to continue to manufacture value-added products and to develop strategic alliances with other suppliers to OE customers in order to facilitate development of these products, including the development of highly engineered or complex assemblies or modular systems. Tenneco Automotive intends to expand its product lines by continuing to identify and fill new fast-growing niche markets, by developing new products for existing markets, by acquiring companies with product portfolios that complement the products currently supplied by Tenneco Automotive and by establishing strategic alliances with other suppliers.

 Increase Ability to Provide Full-System Capabilities

  The automotive parts industry is encountering a consolidation of parts suppliers as OE manufacturers require suppliers to provide design assistance and innovation and full-system capabilities rather than just specific parts. In response to this trend, the Company plans to dedicate more resources towards strengthening technical capability and design expertise and to pursue appropriate strategic acquisitions, joint ventures and strategic alliances in order to increase Tenneco Automotive's ability to deliver such full-system capabilities. For example, its recent acquisition of Clevite now gives Tenneco Automotive the ability to deliver more complete suspension systems to OE manufacturers.

 International Expansion

  As Tenneco Automotive's OE customers expand their assembly operations globally and in response to the development of global aftermarkets, Tenneco Automotive plans to continue its international expansion through joint ventures, acquisitions and strategic alliances. For example, since August 1995, Tenneco Automotive has made eight international acquisitions and entered into four international joint ventures. These strategic initiatives have given Tenneco Automotive an enhanced presence in Argentina, Brazil, China, Australia, the Czech Republic, Spain, India and Turkey. In September 1996, Tenneco Automotive acquired full ownership of a shock absorber company in Turkey in which it previously held a 16.7% ownership interest. In December 1996, Tenneco Automotive acquired 94% of the voting stock of Fric-Rot S.A.I.C., the leading producer and marketer of ride control products in Argentina for approximately $52 million. In 1996 Tenneco Automotive also expanded its presence in Australia's ride control product market with the acquisition of National Springs. The recent international acquisitions complement the November 1994 acquisition of Gillet, Europe's largest supplier of automotive exhaust equipment for the OE market, which has already been successfully integrated into Tenneco Automotive. Rather than segment the world, Tenneco Automotive plans to integrate its international operations through the standardization of products and processes, improvements in information technology and the global coordination of purchasing, costing and quoting procedures.

 Strategic Acquisitions

  Strategic acquisitions have been, and management believes will continue to be, an important element of Tenneco Automotive's growth. Through such acquisitions, Tenneco Automotive can expand its product portfolio, gain access to new customers and achieve leadership positions within new geographic markets, while drawing on the strengths of existing distribution channels and OE customer relationships. Tenneco Automotive has developed comprehensive plans to integrate quickly new companies into its infrastructure. Tenneco Automotive intends to continue to pursue acquisition opportunities in which management can substantially improve the profitability of strategically related businesses by, among other things, rationalizing similar product lines and eliminating certain lower margin product lines; reconfiguring and upgrading manufacturing facilities; moving production to lower cost facilities; and reducing selling, distribution, purchasing and administrative costs.

 Operating Cost Leadership

  Tenneco Automotive will continue to seek cost reductions as it standardizes its product and processes throughout its international operations, improves its information technology, increases efficiency through employee training, invests in more efficient machinery and enhances the global coordination of purchasing, costing and quoting procedures.

OTHER

  As of January 1, 1997, Tenneco Automotive had approximately 23,000 employees. Tenneco Automotive believes that its relations with its employees are good.

  The principal raw material utilized by Tenneco Automotive is steel. Tenneco Automotive believes that an adequate supply of steel can presently be obtained from a number of different domestic and foreign suppliers.

  Tenneco Automotive holds a number of domestic and foreign patents and trademarks relating to its products and businesses. It manufactures and distributes its products primarily under the names Walker(R) and Monroe(R), which are well recognized in the marketplace. The patents, trademarks and other intellectual property owned by Tenneco Automotive are important in the manufacturing and distribution of its products.

                               TENNECO PACKAGING

  Tenneco Packaging is among the world's leading and most diversified packaging companies, manufacturing packaging products for consumer, institutional and industrial markets. The paperboard business manufactures corrugated containers, folding cartons and containerboard, has a joint venture in recycled paperboard, and offers value-added products such as enhanced graphics packaging and displays and kraft honeycomb products. Its specialty products business produces disposable aluminum, foam and clear plastic food containers, molded fiber and pressed paperboard products, as well as polyethylene bags and industrial stretch wrap. Tenneco Packaging's consumer products include such recognized brand names as Hefty(R), Baggies(R), Hefty OneZip(R), and E-Z Foil(R).

  Tenneco Packaging is headquartered in Evanston, Illinois.

OVERVIEW OF PACKAGING INDUSTRY

  The global packaging market is estimated at nearly $400 billion, with nearly one-third of the market in North America, slightly less in Europe and the balance spread throughout the rest of the world. Packaging as an industry remains one of the most fragmented major industries, with the top five companies comprising only a 10% worldwide market share.

  Tenneco Packaging now ranks by sales as the fourth largest packaging manufacturer in North America and the tenth largest in the world. Within packaging material categories, Tenneco Packaging participates in the three growing categories of paper, plastic and aluminum, with substantial or leading market shares in virtually all of its product categories. The operations of Tenneco Packaging face competition from other manufacturers of packaging products, including manufacturers of alternative products, in each of its geographic and product markets.

BUSINESS STRATEGY

  Tenneco Packaging has embarked upon an aggressive growth plan to be the leading specialty packaging company offering a broad line of products to provide customers with the best packaging solutions. In the past two years, Tenneco Packaging has nearly doubled its size to $3.6 billion in revenues through internal growth in its base businesses, productivity gains and 12 acquisitions.

  As a result of these redeployment activities, Tenneco Packaging has significantly reduced its sensitivity to changes in economic cyclicality:

    . Tenneco Packaging's business is now over half specialty packaging (including the full year impact of the Amoco Foam Products Company ("Amoco Foam Products") purchase completed in August, 1996), which reduces exposure to business cycles.

    . On the paperboard side, four acquisitions in specialty graphics and the purchase of Hexacomb, the world's largest supplier of kraft paper honeycomb products used for protective packaging, have reduced its sensitivity to raw material prices and offer greater opportunities to add value. Currently, nearly 25% of Tenneco Packaging's paperboard business is in higher margin, enhanced graphics including folding cartons, point-of-purchase displays and point-of-sale packaging, as well as protective packaging products.

  In the future, Tenneco Packaging intends to continue to pursue value-added, non-cyclical growth opportunities, maintain market leadership positions in its primary businesses and leverage its new product development expertise.

  As with other manufacturing companies whose results of operations are subject to general economic and market conditions and other factors, Tenneco Packaging's business results may be adversely impacted by raw material cost fluctuations, changes in consumer preferences and other matters. See "Cautionary Statement for Purposes of "Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." However, Tenneco Packaging believes it has positioned itself to deal strategically with these challenges through its:

    . Multi-material focus, broad product line and concentration of growth in packaging that offers customers greater functionality and value;

    . Fiber flexibility, which enables Tenneco Packaging's paperboard business to manage its mix of virgin and recycled fiber sources to take advantage of changing market conditions;

    . Raw material purchasing leverage in both fiber and plastic resin;

    . Technology and new product development expertise, offering innovative packaging design and materials applications; and

    . Global expansion strategy of growing its international business through value-added acquisitions, joint ventures, and multi-national customer partnerships.

  Tenneco Packaging believes that factors critical to its success include a focused strategic direction, operating cost leadership, management expertise, a committed and skilled workforce and a systems infrastructure designed to meet stringent customer quality requirements and service needs. Tenneco Packaging intends to spend approximately $97 million by the end of 1998 to provide state-of-the-art customer linked manufacturing systems, shop floor scheduling and real-time data for marketing and production management.

ANALYSIS OF TENNECO PACKAGING'S REVENUES

  Tenneco Packaging is an industry leader in the manufacture and sale of packaging products, offering a wide range of fiber-based materials and packaging for consumer, institutional and industrial applications, as well as aluminum and plastic-based specialty packaging for consumer, retail, food service and food processing applications.

  The following tables set forth information relating to the net sales of both of Tenneco Packaging's primary businesses, in dollars and by percentages:

                                                         NET SALES (MILLIONS)
                                                        -----------------------
                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1996    1995    1994
                                                        ------- ------- -------
PAPERBOARD BUSINESS
  Corrugated shipping containers and containerboard
   products............................................ $ 1,432 $ 1,589 $ 1,214
  Folding cartons and recycled paperboard mill
   products............................................     149     204     196
  Paper stock and other................................     119     135     119
                                                        ------- ------- -------
                                                          1,700   1,928   1,529
                                                        ------- ------- -------
SPECIALTY BUSINESS
  Disposable plastic and aluminum packaging products...   1,669     593     434
  Molded fiber products................................     193     191     186
  Other................................................      40      40      35
                                                        ------- ------- -------
                                                          1,902     824     655
                                                        ------- ------- -------
    Total Tenneco Packaging............................ $ 3,602 $ 2,752 $ 2,184
                                                        ======= ======= =======

                                                     PERCENTAGE OF NET SALES
                                                     ---------------------------
                                                     YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1996      1995      1994
                                                     -------   -------   -------
PAPERBOARD BUSINESS
  Corrugated shipping containers and containerboard
   products.........................................      40%       58%       56%
  Folding cartons and recycled paperboard mill
   products.........................................       4         7         9
  Paper stock and other.............................       3         5         5
                                                     -------   -------   -------
                                                          47        70        70
                                                     -------   -------   -------
SPECIALTY BUSINESS
  Disposable plastic and aluminum packaging
   products.........................................      47%       22%       20%
  Molded fiber products.............................       5         7         9
  Other.............................................       1         1         1
                                                     -------   -------   -------
                                                          53        30        30
                                                     -------   -------   -------
    Total Tenneco Packaging.........................     100%      100%      100%
                                                     =======   =======   =======
SALES BY GEOGRAPHIC AREA(A)
  United States.....................................      91%       91%       90%
  European Union....................................       5         5         6
  Canada............................................       2         1         1
  Other areas.......................................       2         3         3
                                                     -------   -------   -------
                                                         100%      100%      100%
                                                     =======   =======   =======

--------
(a) See Note 13 to Tenneco Inc. and Consolidated Subsidiaries Financial Statements for certain information about foreign and domestic operations and export sales.

PAPERBOARD PRODUCTS

  The paperboard business manufactures and sells corrugated containers, folding cartons, containerboard, lumber and building products, and has a joint venture in recycled paperboard. The business' product line includes value-added products such as enhanced graphics packaging and displays and kraft honeycomb products. The paperboard business produces over two million tons of containerboard annually that is converted by its corrugated container plants and sold to both domestic and export customers. Over 80% of the containerboard used by the corrugated converting operations is either produced by mills operated by Tenneco Packaging or supplied through trade partnerships for other grades in exchange for product produced at mills operated by Tenneco Packaging. This helps assure a secure supply of containerboard in a wide variety of grades to meet the requirements of its customers. The paperboard business also produces high quality, innovative folding carton products utilizing the latest in printing and cutting technology for the sheet-fed offset, narrow-web flexo and rotogravure processes. Finally, Tenneco Packaging participates in the wood products business and has access to one million acres of timberland in the United States through both owned and leased properties.

 Sales and Marketing and New Product Development

  Tenneco Packaging's paperboard business maintains a direct sales and marketing organization of over 400 sales personnel serving both local and national accounts. The sales organization consists primarily of sales representatives and a sales manager at each facility serving local and regional accounts, while corporate account managers are located to correspond to customer requirements. Division marketing support is maintained at corporate headquarters.

  Tenneco Packaging's paperboard business is establishing a nationwide network of new product development and creative packaging design centers to develop and manufacture product packaging and product display solutions to meet more sophisticated, complex customer needs. This network includes six regional design centers, 22 primary and mid-range graphics facilities and almost 100 sales personnel, new product development engineers, and product graphics and design specialists. These centers offer state-of-the-art computer and design equipment for 24-hour turnaround and reduced product delivery times.

 Manufacturing and Engineering

  Tenneco Packaging has two kraft linerboard mills and two medium mills, located in Tennessee, Georgia, Michigan and Wisconsin, which collectively accounted for 6% of the industry's annual U.S. production, or 2.1 million tons, in 1996. Over the last three years, Tenneco Packaging has invested $75.7 million at the Counce, Tennessee mill, which added 120,000 tons annually of capacity and enabled the mill to meet a growing demand for lighter weight board. Each of the mills has a strong focus on quality and is ISO 9002 certified. Two paperstock recycling facilities provide some of the mills' recycled fiber requirements.

  Domestically, Tenneco Packaging's corrugated container network includes 65 geographically dispersed plants that, based on 1996 revenue, manufacture approximately 6% of the industry's total annual U.S. corrugated shipments, as well as eight kraft paper honeycomb product plants, making Tenneco Packaging one of the top six integrated producers. Tenneco Packaging also operates six folding carton plants located primarily in the Midwest. One folding carton plant is expected to be closed in 1997.

  As of January 1, 1997, Tenneco Packaging owned approximately 190,000 acres of timberland in Alabama, Mississippi and Tennessee and leased, managed or had cutting rights on an additional 808,000 acres of timberland in Alabama, Mississippi, Tennessee, Florida, Wisconsin and Georgia. In 1996, 1995 and 1994, approximately 32%, 30% and 28%, respectively, of the virgin fiber used by Tenneco Packaging in its mill operations was obtained from timberlands owned or utilized by Tenneco Packaging. The balance of virgin fiber was purchased from numerous open market wood sellers.

  To maximize the value of the timber harvested or purchased, Tenneco Packaging operates a wood drying facility and three wood products operations which produce hardwood and pine lumber. Tenneco Packaging is also a party to a joint venture in a chip mill.

  Tenneco Packaging's paperboard business operates a manufacturing and technical support center located in Skokie, Illinois which provides engineering, manufacturing and technical support to its corrugated operations. In addition, it has a design organization which includes more than 60 structural, graphic and package engineering specialists for its corrugated and folding carton converting operations.

 Strategic Acquisitions/Joint Ventures

  As part of Tenneco Packaging's value-added growth strategy, eight acquisitions were made during 1995 in the paperboard business. Tenneco Packaging expanded its graphics and printing capabilities to that of a full service supplier of point-of-purchase displays and point-of-sale packaging by acquiring four facilities with expertise in high impact graphics and design. The addition of Lux Packaging, in Waco, Texas; the United Group in Los Angeles, California; Menasha Corporation's South Brunswick, New Jersey plant; and DeLine Box in Windsor, Colorado have broadened Tenneco Packaging's offering of products and services to include permanent point-of-purchase displays, rotogravure preprint, litho-lamination and advanced graphics design.

  In 1995 Tenneco Packaging also added to its network of specialty sheet plants by acquiring Mid-Michigan Container in Michigan; Sun King Container in El Paso, Texas; and Domtar Packaging's Watertown, New York facility. It also increased its protective packaging capabilities through the purchase of Hexacomb, the world's largest supplier of honeycomb corrugated products used for protective packaging, materials handling and specialized structural applications.

  In June 1996, Tenneco Packaging and Caraustar entered into a joint venture pursuant to which Tenneco Packaging contributed its two recycled paperboard mills (Rittman, Ohio and Tama, Iowa) and a recovered paper stock and brokerage operation for cash and a 20% equity position in the business. The mills will continue to supply recycled paperboard to Tenneco Packaging's six folding carton plants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Years 1996 and 1995--Results of Operations."

SPECIALTY PRODUCTS

  Tenneco Packaging's specialty business produces disposable aluminum, foam and clear plastic products for the food processing, food preparation and food service industries. It also manufactures molded fiber and pressed paperboard products, as well as polyethylene bags and industrial stretch film. Consumer products are sold under such recognized brand names as Hefty(R), Baggies(R), Hefty OneZip(R) and E-Z Foil(R).

  Tenneco Packaging's lightweight, durable plastic packaging for in-store deli, produce, bakery and catering applications maintain quality and enhance presentation. Plastic food storage and trash bags, foam and molded fiber dinnerware, disposable aluminum baking pans and related products are sold through a variety of retail outlets. Tenneco Packaging also manufactures molded fiber for produce and egg packaging, food service items and institutional tableware.

 Sales and Marketing

  Specialty business products are marketed to five primary market categories: food service, supermarkets, institutional, packer processor and industrial users. The specialty business maintains a sales and marketing organization of nearly 270 sales personnel. The sales organization is specialized by market category and its teams work in alliance with strategic customers to build sales. Approximately 85% of the specialty business' products are sold to its distributors, while the remainder are sold directly to retailers.

  Tenneco Packaging markets consumer products primarily through three classes of retailers or channels of trade: (i) grocery (supermarkets and convenience stores); (ii) non-food (mass merchandisers, drug stores, hardware stores, home centers); and (iii) warehouse clubs. Tenneco Packaging's approximately 75 consumer products' internal sales management personnel are augmented by a national network of grocery brokers and manufacturing representatives to provide headquarter and in-store sales coverage for the grocery channel. Consumer products covers warehouse clubs and selected non-food retailers on a direct basis.

 Manufacturing and Engineering

  In North America, Tenneco Packaging operates 31 specialty business facilities. With the acquisition of the Mobil Plastics Division of Mobil Oil Corporation ("Mobil Plastics") and Amoco Foam Products, Tenneco

Packaging now has polystyrene production in 18 locations in 13 states. The plastics business produces polyethylene products in six locations including a Canadian facility. Aluminum roll stock is converted at five locations, including three locations shared with polystyrene production. Molded fiber packaging is produced in six locations; a seventh location manufactures tooling for the molded fiber plants. Finally, pressed paperboard products are manufactured at one facility in Columbus, Ohio. Research and development centers for packaging and process development are located in Macedon, New York and Northbrook, Illinois.

  Within the specialty business there are two major types of plastic manufacturing plants, offering excellent process technology and high quality equipment in polystyrene extrusion/thermoforming/automation, consumer waste bags and stretch films. Tenneco Packaging's polyethylene plants produce liners, food bags, grocery sacks and stretch film, as well as retail waste and food bags for consumer applications. Most of the specialty business' polyethylene processes are in-line. Polystyrene plants make foam products including consumer tableware, foodservice disposables, meat trays and clear containers. With multiple production lines, each plant is generally capable of making several product types. Polystyrene pellets are marketed and extruded and subsequently thermoformed and converted into finished products.

 Strategic Acquisitions

  Tenneco Packaging acquired Mobil Plastics in late 1995, which more than doubled the size of its specialty business and added new technologies and product development capabilities. The acquisition provided strong consumer branded products such as Hefty(R) trash bags, Baggies(R) food bags, and Hefty OneZip(R) food storage bags. The plastics division acquired from Mobil also manufactures clear and foam polystyrene food service containers; plates and meat trays; and polyethylene film products, including can liners, produce and retail bags, and medical and industrial disposable packaging.

  In August 1996, Tenneco Packaging purchased Amoco Foam Products. Amoco Foam Products, with 1995 sales of approximately $288 million, manufactures foam polystyrene tableware including cups, plates, carrying trays; hinged-lid food containers; packaging trays, primarily for meat and poultry; and industrial products for residential and commercial construction applications.

INTERNATIONAL

  Tenneco Packaging has a growing international presence with a 1996 revenue base of approximately $228 million and an additional $80 million in export sales to approximately 40 countries, manufacturing products that serve a wide range of packaging needs. Tenneco Packaging expects to significantly enlarge its international operations by growing its base businesses, strengthening its export capabilities for both fiber-based and plastic products, and by growing selectively in new markets, geographies or channels that represent high-potential opportunities.

 Manufacturing and Engineering

  Tenneco Packaging currently operates or has an ownership interest in 14 international manufacturing operations. Omni-Pac is Europe's leading manufacturer of molded fiber packaging with facilities in Elsfleth, Germany and Great Yarmouth, England. Tenneco Packaging's Alupak operation in Belp, Switzerland is a major producer of smoothwall aluminum portion packs. In plastics, Tenneco Packaging has the leading share of single-use thermoformed plastic food containers in the United Kingdom, with four manufacturing operations in England, Scotland and Wales.

  Tenneco Packaging also operates a folding carton plant in Budapest, Hungary and is building a wood products operation in Romania. It participates in several international joint ventures, including folding carton plants in Donngguan, China and Bucharest, Romania, paperboard honeycomb products operations in Israel and Japan, and a corrugated converting facility in Zhejiang, China.

 Acquisitions/Business Development

  In 1995, Tenneco Packaging purchased Penlea and Delyn, two plastic thermoforming operations in the United Kingdom. In Romania, Tenneco Packaging is negotiating for harvesting rights in excess of 1.8 million cubic meters of timber and is constructing a wood processing plant for value-added furniture components, to be supported by a full sawmill operation.

OTHER

  As of January 1, 1997, Tenneco Packaging had approximately 21,000 employees. Tenneco Packaging believes that its relations with its employees are good.

  Tenneco Packaging holds a number of domestic and foreign patents and trademarks relating to its products and businesses. The patents, trademarks and other intellectual property owned by Tenneco Packaging are important in the manufacturing, marketing and distribution of its products.

  The principal raw materials used by Tenneco Packaging in its manufacturing operations are virgin pulp, recycled fiber, plastic resin and aluminum roll stock. Tenneco Packaging obtains its virgin pulp from timberland owned or controlled by it as well as from outside purchases. Recycled fiber is supplied from both outside contractual sources as well as internally from its two recycling centers and its own containerboard clippings and trim. Tenneco Packaging obtains plastic resin and aluminum roll stock from various suppliers.

                           TENNECO BUSINESS SERVICES

  Tenneco Business Services ("TBS") designs, implements and administers shared administrative service programs for Tenneco's businesses as well as on an "as requested" basis for former Tenneco business entities and affiliates.

  Primary service areas of TBS include (i) Financial Accounting Services, including asset management, general accounting, purchasing and payables, travel and entertainment, tax compliance and reporting and other applications;
(ii) Supplier Development and Administration, including vendor negotiations and contract administration; (iii) Employee Benefits Administration for all major salaried and hourly benefit plans; (iv) Technology Services, including main frame computing services, telecommunication services and distributed processing services; (v) Human Resources and Payroll Services, including payroll processing, relocation services, government compliance services and expatriate relocation and repatriation services; and (vi) Environmental Health and Safety Services, including remediation consultation, operations risk analysis and compliance audits.

  TBS has to date only serviced other Tenneco businesses and, on an as requested basis, former Tenneco businesses and affiliates such as Case Corporation, Newport News and Old Tenneco. However, TBS is in the process of investigating opportunities to provide similar services to outside businesses.

  In connection with its operations, TBS holds numerous software licenses, owns and operates computer equipment and has agreements with numerous vendors for supplies and services.

  As of January, 1997, TBS had approximately 362 employees. TBS believes that its relations with its employees are good.

  Although to date TBS has provided its administrative programs exclusively to current and former Tenneco businesses, once TBS attempts to begin providing similar services to outside businesses it will face intense competition from other providers of administrative services, many of whom are larger and have more experience providing administrative services in a competitive environment.

  TBS is headquartered in The Woodlands, Texas.

                             ENVIRONMENTAL MATTERS

  The Company estimates that its subsidiaries will make capital expenditures for environmental matters of approximately $18 million in 1997 and that capital expenditures for environmental matters will be approximately $76 million in the aggregate for the years 1997 through 2007.

  For information regarding environmental matters, see Item 3, "Legal Proceedings," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 14 to the Financial Statements of the Tenneco Inc. and Consolidated Subsidiaries.

                       CERTAIN REORGANIZATION AGREEMENTS

  In connection with the Distributions, described on page 1 of this Annual Report, Tenneco, Old Tenneco and Newport News entered into certain agreements, described below, governing their relationship following the Distributions and providing for the allocation of tax and certain other liabilities and obligations arising from periods prior to the Distributions.

  Tenneco, Old Tenneco and Newport News entered into a Distribution Agreement, dated November 1, 1996, pursuant to which the Distributions and certain corporate transactions required to effect the Distributions were accomplished. The Distribution Agreement provides for, among other things, the assumption of liabilities and cross indemnities designed to allocate generally, effective as of the date of the Distributions, financial responsibility for the liabilities of Old Tenneco arising out of or in connection with (i) Tenneco Automotive, Tenneco Packaging and TBS to the Company, (ii) Old Tenneco's shipbuilding businesses to Newport News and its subsidiaries, and (iii) Old Tenneco's remaining active businesses (consisting primarily of the transportation and marketing of natural gas) and certain discontinued operations to Old Tenneco and its subsidiaries.

  In addition, as contemplated by the Distribution Agreement, the Company entered into certain ancillary agreements (collectively, the "Ancillary Agreements") with Old Tenneco and/or Newport News prior to the consummation of the Distributions which further effectuated the restructuring of Old Tenneco and govern various aspects of the post-Distributions relationship among the parties.

  The Ancillary Agreements include: (i) the Benefits Agreement, which provided for allocations of responsibilities among the Company, Old Tenneco and Newport News with respect to employee compensation, benefit and labor matters; (ii) the Tax Sharing Agreement, pursuant to which the Company, Old Tenneco and Newport News will allocate liabilities for taxes arising prior to, as a result of, and subsequent to the Distributions; (iii) the Debt and Cash Allocation Agreement which provided for, among other things, the allocation of cash among, and the restructuring and refinancing of certain of the debt of Tenneco existing prior to the Distributions by (or with the funds provided by) the Company, Old Tenneco and Newport News; (iv) the TBS Services Agreement pursuant to which TBS will continue to provide certain administrative and other services to Newport News until December 31, 1998; (v) the Transition Services Agreement pursuant to which TBS will continue to provide certain administration and other services to Old Tenneco until June 30, 1997; (vi) Trademark Transition License Agreements allowing Old Tenneco and Newport News to use certain of the trademarks and tradenames of Tenneco for certain specified periods of time for certain purposes; and (vii) the Insurance Agreement, which provides for the continuing rights and obligations of the Company, Old Tenneco and Newport News with respect to various pre-Distributions insurance programs. With respect to certain obligations under the Benefits Agreement, see Item 3, "Legal Proceedings--Other Proceedings" and
Note 14 to the Financial Statements of Tenneco Inc. and Consolidated
Subsidiaries.

ITEM 2. PROPERTIES.

 Corporate Headquarters

  The Company's executive offices are located at 1275 King Street, Greenwich, Connecticut 06831, and its telephone number at that address is (203) 863-1000.

 Tenneco Automotive

  In the United States, Walker operates ten manufacturing facilities and seven distribution centers, three of which are located at manufacturing facilities, and also has two engineering and technical facilities. In addition, Walker operates 26 manufacturing facilities located in Argentina, Australia, Brazil, Canada, China, the Czech Republic, Denmark, France, Germany, Mexico, Portugal, South Africa, Spain, Sweden, and the United Kingdom. Walker also has engineering and technical centers in Australia and Germany.

  In the United States, Monroe has 10 manufacturing facilities and one research and development facility and three distribution centers. In addition, Monroe has 20 foreign manufacturing operations in Argentina, Australia, Belgium, Brazil, Canada, China, the Czech Republic, India, Mexico, New Zealand, Spain, Turkey and the United Kingdom. Tenneco Automotive also has a sales office in Japan.

  Of the 78 properties described above, 50 are owned, 23 are leased, and five are held through joint ventures.

 Tenneco Packaging

  In North America, Tenneco Packaging operates a total of 125 facilities, of which 75 are owned, 46 are leased, and four are held through joint ventures.. The paperboard business group has 73 corrugated products plants, six folding carton plants and nine containerboard machines at four mills. Two of the mills (located in Georgia and Wisconsin), including substantially all of the equipment associated with both mills, are leased from third parties. Additionally, the paperboard business group operates a wood products group including two hardwood facilities, one pine lumber plant, one air drying facility for wood, and a joint venture in a chip mill. Two recycled paperstock facilities provide raw materials for the mills. Tenneco Packaging also has a minority equity position in two recycled paperboard mills and one recycling center and brokerage operation.

  In January 1997, Tenneco Packaging reached an agreement pursuant to which another lessor acquired the two mills located in Georgia and Wisconsin discussed above directly from Tenneco's original lessor and entered into a new lease with Tenneco Packaging.

  Tenneco Packaging's specialty business operates six molded fiber plants, one pressed paperboard plant and 23 disposable plastic and aluminum packaging products plants in North America.

  Internationally, Tenneco Packaging operates 14 facilities, of which four are owned, five are leased, and five are held through joint ventures. These include three folding carton operations, two paperboard honeycomb products operations, one corrugated container plant and a wood products operation. Additionally, it also manufactures plastics products at four locations, aluminum portion packs at one facility, and molded fiber products at two locations.

 TBS

  TBS operates out of its headquarters in The Woodlands, Texas, as well as offices in Evanston, Illinois, Newport News, Virginia and Houston, Texas. The properties utilized by TBS are leased.

 General

  Tenneco believes that substantially all of its plants and equipment are, in general, well maintained and in good operating condition. They are considered adequate for present needs and as supplemented by planned construction are expected to remain adequate for the near future.

  Tenneco also believes that its subsidiaries have generally satisfactory title to the properties owned and used in their respective businesses, subject to liens for current taxes and easements, restrictions and other liens which do not materially detract from the value of such property or the interests therein or the use of such properties in their businesses.

ITEM 3. LEGAL PROCEEDINGS.

  (1) Environmental Proceedings.

  On August 2, 1993, the U.S. Department of Justice filed suit for $1 million against Tenneco Packaging in the Federal District Court for the Northern District of Indiana, alleging that wastewater from Tenneco Packaging's molded fiber products plant in Griffith, Indiana, interfered with or damaged the Town of Griffith's municipal sewage pumping station on two occasions in 1991 and 1993, resulting in discharges by the Town of Griffith of untreated wastewater into a river. Tenneco Packaging and the Department of Justice have executed a Consent Decree which has been lodged with the court, published for public notice and comment, and submitted to the court for approval. The Consent Decree will require the Company to pay a civil penalty to the United States of $200,000 and a civil penalty of $50,000 to the State of Indiana. The Consent Decree also will require the Company to install up to $250,000 of equipment to reduce the plant's raw water usage and its wastewater discharge.

  In 1993 and 1995, the EPA issued notices of violation for particulate and opacity violations at the three coal-fired boilers of the Rittman, Ohio paperboard mill (owned by Tenneco Packaging until June 1996). Tenneco Packaging filed responses disputing the alleged violations. Stack testing has demonstrated Tenneco Packaging's compliance. In July 1996, Tenneco Packaging received an EPA administrative complaint seeking a $126,997 penalty for alleged emissions violations. Tenneco Packaging and the EPA have entered into a Consent Agreement and Consent Order resolving this administrative proceedings. The Consent Agreement and Consent Order, which was signed on January 17, 1997, required the Company to pay a penalty of $95,000.

  (2) Potential Superfund Liability.

  At February 20, 1997, the Company had been designated as a potentially responsible party in 4 "Superfund" sites. The Company has estimated its share of the remediation costs for these sites to be between $6 million and $9 million in the aggregate and has established reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, the Company's estimate of its remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that the Company could be required to pay in excess of its share of remediation costs. The Company's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in the Company's determination of its estimated liability. The Company believes that the costs associated with its current status as a potentially responsible party in the Superfund sites referenced above will not be material to its consolidated financial position or results of operations.

  For additional information concerning environmental matters, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 1. "Business and Properties" and the caption "Environmental Matters" under Note 14, to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries.

  (3) Other Proceedings.

  The Company and Newport News have received letters from the Defense Contract Audit Agency (the "DCAA"), inquiring about certain aspects of the Distributions, including the disposition of the Tenneco Inc. Retirement Plan (the "TRP"). The DCAA has been advised that (i) the TRP will retain the liability for all benefits accrued by the Newport News salaried employees through December 31, 1996, (ii) the Newport News salaried employees will not accrue additional benefits under the TRP after December 31, 1996, and (iii) no liabilities or assets of the TRP will be transferred from the TRP to any plan maintained by Newport News. A determination of the ratio of assets to liabilities of the TRP attributable to Newport News will be based on facts, assumptions and legal issues which are complicated and uncertain; however, it is likely that the U.S. Government will assert a claim against Newport News with respect to the amount, if any, by which the assets of the TRP attributable to its employees are alleged to exceed the liabilities. The Company, with the full cooperation of Newport News, will defend against any claim by the U.S. Government, and in the event there is a determination that an amount is due to the U.S. Government, the Company and Newport News will share the obligation for such amount plus the amount of related defense expenses, in the ratio of 80% and 20%, respectively. At this preliminary stage, it is impossible to predict with certainty any eventual outcome regarding this matter; however, the Company does not believe that this matter will have a material adverse effect on its consolidated financial position or results of operations.

  The Company and its subsidiaries are parties to numerous other legal proceedings arising from their operations. The Company believes that the outcome of these other proceedings, individually and in the aggregate, will have not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Prior to the consummation of the Distributions on December 11, 1996, Old Tenneco indirectly owned 100% of the capital stock of the Company. Pursuant to four consents dated as of December 11, 1996, the following matters were submitted to a vote of, and were approved by, the Company's sole stockholder at the time, Old Tenneco: (i) the authorization to take the actions necessary to consummate: (x) the Agreement and Plan of Merger dated as of June 19, 1996 between El Paso Natural Gas Company, El Paso Merger Company and Old Tenneco,
(y) the Distribution Agreement dated as of November 1, 1996 among Old Tenneco, the Company and Newport News and (z) the Debt and Cash Allocation Agreement among Old Tenneco, the Company and Newport News; (ii) the transfer of debt obligations of Old Tenneco acquired by the Company to Old Tenneco for funds equal to the fair market value of the debt issued by the Company to acquire such debt obligations; (iii) the declaration and payment of a cash dividend on December 11, 1996 equal to (x) the funds received by the Company from Old Tenneco in exchange for the debt obligations of Old Tenneco acquired by the Company and (y) the proceeds of the draw under the Company's new credit facility; (iv) the adoption of the Restated Certificate of Incorporation of the Company; (v) the distribution of Common Stock, par value $0.01 per share, of the Company equal to the number of shares of Common Stock, par value $5.00 per share, of Old Tenneco as of the close of business on December 11, 1996, less 600; (vi) the amendment of the Restated Certificate of Incorporation upon consummation of the merger between Old Tenneco and El Paso Merger Company to change the name of the Company to "Tenneco Inc."; (vii) the adoption of the Amended and Restated By-Laws of the Company; (viii) the election of (x) Mark Andrews, W. Michael Blumenthal, Belton K. Johnson, and William L. Weiss as Class I Directors, (y) M. Kathryn Eickhoff, Peter T. Flawn, John B. McCoy, and Dana G. Mead as Class II Directors, and (z) Henry U. Harris, Jr., Sir David Plastow, and Clifton R. Wharton, Jr. as Class III Directors; (ix) the distribution on December 11, 1996 of shares of Common Stock, par value $0.01 per share, of the Company consisting of the net intercompany receivable owed to the Company by Old Tenneco; and (x) the adoption of the following plans:
(t) 1996 Tenneco Inc. Stock Ownership Plan, (u) Tenneco Inc. 1997 Employee Stock Purchase Plan, (v) Tenneco Thrift Plan, (w) Tenneco Thrift Plan for Hourly Employees, (x) Tenneco Inc. Board of Directors Restricted Stock and Restricted Unit Program, (y) Tenneco Inc. Board of Directors Restricted Stock Program, and (z) Tenneco 401(k) Savings Plan for Chippewa Falls.

ITEM 4.1 EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below is a list of the executive officers of Tenneco Inc. at March 1, 1997. Each of such officers has served in the capacities indicated below with Tenneco Inc. (or, for periods prior to the Distributions, with Old Tenneco) since the dates indicated below:

NAME (AND AGE AT DECEMBER 31, 1996)                 OFFICES HELD*                 EFFECTIVE DATE OF TERM
-----------------------------------                 -------------                 ----------------------
Dana G. Mead (60).......             Chairman                                         May 1994
                                     Chief Executive Officer                          February 1994
                                     Director                                         April 1992
                                     Chairman of the Executive Committee              February 1994
                                     Member of the Executive Committee                May 1992
Paul T. Stecko (52).....             Chief Operating Officer                          January 1997
Theodore R. Tetzlaff
 (52)...................             General Counsel                                  July 1992
Stacy S. Dick (40)......             Executive Vice President                         January 1996
Robert T. Blakely (55)..             Executive Vice President                         May 1996
                                     Chief Financial Officer                          July 1981
John J. Castellani (45).             Executive Vice President                         January 1997
Barry R. Schuman (55)...             Senior Vice President--Human Resources           March 1993
Kenneth D. Allen (57)...             Vice President                                   March 1987
Theodore Austell, III
 (40)...................             Vice President--Government Relations             January 1997
Ilene S. Gordon (43)....             Vice President--Operations                       May 1994
John L. Howard (39).....             Vice President--Law                              December 1996
Jack Lascar (42)........             Vice President--Investor Relations               July 1994
Mark A. McCollum (37)...             Vice President and Controller                    May 1995
Robert S. McKinney (55).             Vice President and Chief Information Officer     May 1996
Thomas G. Oakley (43)...             Vice President                                   May 1996
Karen R. Osar (47)......             Vice President and Treasurer                     January 1994
Robert G. Simpson (44)..             Vice President--Tax                              May 1990
Stephen J. Smith (51)...             Vice President--Human Resources                  July 1994
Karl A. Stewart (53)....             Vice President                                   May 1991
                                     Secretary                                        May 1986

--------
* Unless otherwise indicated, all offices held are with Tenneco Inc. (or, for periods prior to (i) the Distributions, Old Tenneco, and (ii) December 1987, the Company which at the time was known as Tenneco Inc.).

  Each of the executive officers of Tenneco has been continuously engaged in the business of Tenneco, its subsidiaries, affiliates or predecessor companies during the past five years in the positions indicated except that: (i) from 1986 to 1992, Dana G. Mead was employed by International Paper Co., last serving in the capacity of Executive Vice President; he has served as an executive officer of Tenneco since March 1992, when he joined Tenneco as Chief Operating Officer and was elected President one month later; (ii) since 1993 Paul T. Stecko has also been serving as the President and Chief Executive Officer of Tenneco Packaging; from 1977 to 1993, he was employed by International Paper Co., last serving as Vice President and General Manager of Publications Papers, Bristols and Converting Papers; (iii) Theodore R. Tetzlaff has been a partner in the law firm of Jenner & Block, Chicago, for more than five years; (iv) from 1985 to 1992, Stacy S. Dick was employed by The First Boston Corporation, last serving in the capacity of Managing Director; from August 1992 to January 1996 he served as Senior Vice President--Strategy of Tenneco; (v) from 1980 to 1992, John J. Castellani was employed by TRW Inc., last serving in the capacity of Vice President of Government Relations; from August 1992 to March 1995 he served as Vice President--Government Relations of Tenneco and from March 1995 to January 1997 he served as Senior Vice President--Government Relations of Tenneco; (vi) from 1988 until his employment by Tenneco in 1992, Barry R. Schuman was employed by Union Pacific Railroad Company, last serving in the capacity of Vice President of Human Resources; (vii) Theodore Austell III joined Tenneco in 1992 as Director of Federal Relations, and from 1996 to 1997 he served as Executive Director of Government Relations; (viii) from 1988 to 1990 John L. Howard served as Associate Deputy Attorney General at the United States Department of Justice, and from 1990 to 1993 he served as Counsel to the Vice President of the United States and General Counsel and Ethics Advisor for the Office of the Vice President and for the President's Council on Competitiveness; from 1993 to 1995 he served as Senior Corporate Counsel, and from 1995 to 1996 he served as Assistant General Counsel, of Tenneco; (ix) from 1980 to 1994, Mark A. McCollum was employed by Arthur Andersen LLP, last serving as an Audit Partner, and from January 1995 to May 1995 he served as Vice President--Financial Analysis and Planning of Tenneco;
(x) from 1990 to May 1996 Robert S. McKinney was chief information officer and a member of the board of directors of Paine Webber, and (xi) from 1975 to 1994, Karen R. Osar was employed by J.P. Morgan & Co., Inc., last serving in the capacity of Managing Director--Corporate Finance Group. For purposes of the preceding sentence, "Tenneco" refers to Old Tenneco for periods prior to the Distributions and to Tenneco Inc. for periods after the Distributions.

  Tenneco Inc.'s Board of Directors is divided into three classes of directors serving staggered three-year terms, with a minimum of eight directors and a maximum of sixteen directors. At each annual meeting of stockholders, successors to the directors whose terms expire at such meeting are elected. Officers are elected at the annual meeting of directors held immediately following the annual meeting of stockholders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The outstanding shares of Common Stock, par value $.01 per share, of Tenneco Inc. (the "Common Stock") are listed on the New York, Chicago, Pacific and London Stock Exchanges.

  The Common Stock began "regular way" trading on the New York Stock Exchange on December 12, 1996 (the business day immediately following the Distributions). See "Business--Tenneco Inc." The following table sets forth the high and low sales prices of Common Stock on the New York Stock Exchange Composite Transactions Tape, and the dividends paid per share of Common Stock:
(i) for the Company after the Distributions and Merger and (ii) for Old Tenneco prior to the Distributions and Merger.

                                  SALE PRICES
                                 -------------
                                               DIVIDENDS
            QUARTER               HIGH   LOW     PAID
            -------              ------ ------ ---------
            1996
              1st                57 7/8 47 5/8    .45
              2nd                57 5/8 49 5/8    .45
              3rd                51 7/8 45 5/8    .45
              4th (thru 12/11)   52 5/8 46 1/2    .45
              4th (after 12/11)  47 1/2 43 3/8     --
            1995
              1st                47 3/8 42 1/4    .40
              2nd                48 5/8 45 1/8    .40
              3rd                50 1/4 44 7/8    .40
              4th                50 3/8 41 7/8    .40

  As of January 31, 1997, there were approximately 95,570 holders of record, including brokers and other nominees.

  The declaration of dividends on Tenneco capital stock is at the discretion of its Board of Directors. The Board has not adopted a dividend policy as such; subject to legal and contractual restrictions, its decisions regarding dividends are based on all considerations that in its business judgment are relevant at the time, including past and projected earnings, cash flows, economic, business and securities market conditions and anticipated developments concerning Tenneco's business and operations. For additional information concerning the payment of dividends by Tenneco, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Under applicable corporate law, dividends may be paid by Tenneco out of "surplus" (as defined under the law) or, if there is not a surplus, out of net profits for the year in which the dividends are declared or the preceding fiscal year. At December 31, 1996, Tenneco had surplus of approximately $2.6 billion for the payment of dividends, and Tenneco will also be able to pay dividends out of any net profits for the current and prior fiscal year.

ITEM 6. SELECTED FINANCIAL DATA.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                           YEARS ENDED DECEMBER 31,
                          ------------------------------------------------------------------------
                            1996(A)         1995(A)      1994(A)          1993            1992
                          -----------     -----------  -----------     -----------     -----------
                                        (MILLIONS EXCEPT SHARE AMOUNTS)
STATEMENTS OF INCOME
 (LOSS) DATA(B):
 Net sales and operating
  revenues from
  continuing
  operations--
  Automotive............  $     2,980     $     2,479  $     1,989     $     1,785     $     1,763
  Packaging.............        3,602           2,752        2,184           2,042           2,078
  Intergroup sales and
   other................          (10)            (10)          (7)             (7)             (5)
                          -----------     -----------  -----------     -----------     -----------
  Total.................  $     6,572     $     5,221  $     4,166     $     3,820     $     3,836
                          ===========     ===========  ===========     ===========     ===========
 Income from continuing
  operations before
  interest expense,
  income taxes and
  minority interest--
  Automotive............  $       249     $       240  $       223     $       222     $       237
  Packaging.............          401             430          209             139             221
  Other.................          (22)              2           24              20               7
                          -----------     -----------  -----------     -----------     -----------
  Total.................          628             672          456             381             465
 Interest expense (net
  of interest
  capitalized)..........          195             160          104             101             102
 Income tax expense.....          194             231          114             115             154
 Minority interest......           21              23           --              --              --
                          -----------     -----------  -----------     -----------     -----------
 Income from continuing
  operations............          218             258          238             165             209
 Income (loss) from
  discontinued
  operations, net of
  income tax(d).........          428             477          214 (c)         286 (c)        (821)(c)
 Extraordinary loss, net
  of income tax.........         (236)(e)          --           (5)            (25)            (12)
 Cumulative effect of
  changes in accounting
  principles, net of
  income tax............           --              --          (39)(f)          --            (699)(f)
                          -----------     -----------  -----------     -----------     -----------
 Net income (loss)......          410             735          408             426          (1,323)
 Preferred stock
  dividends.............           12              12           12              14              16
                          -----------     -----------  -----------     -----------     -----------
 Net income (loss) to
  common stock..........  $       398     $       723  $       396     $       412     $    (1,339)
                          ===========     ===========  ===========     ===========     ===========
 Average number of
  shares of common stock
  outstanding...........  170,635,277     173,995,941  180,084,909     168,772,852     144,110,151
 Earnings (loss) per
  average share of
  common stock--
  Continuing operations.  $      1.28     $      1.48  $      1.32     $       .98     $      1.45
  Discontinued
   operations...........         2.43            2.68         1.13            1.61           (5.80)
  Extraordinary loss....        (1.38)             --         (.03)           (.15)           (.08)
  Cumulative effect of
   changes in accounting
   principles...........           --              --         (.22)             --           (4.86)
                          -----------     -----------  -----------     -----------     -----------
  Net earnings (loss)...  $      2.33     $      4.16  $      2.20 (h) $      2.44 (h) $     (9.29)(h)
                          ===========     ===========  ===========     ===========     ===========
 Cash dividends per
  common share..........  $      1.80     $      1.60  $      1.60     $      1.60     $      1.60
BALANCE SHEET DATA(B):
 Net assets of
  discontinued
  operations............  $        --     $     1,045  $     1,858     $     2,008     $     1,329
 Total assets...........        7,587           7,413        5,853           5,097           4,229
 Short-term debt(g).....          236             384          108              94             182
 Long-term debt(g)......        2,067           1,648        1,039           1,178           1,675
 Minority interest......          304             301          301               1               1
 Shareowners' equity....        2,646           3,148        2,900           2,601           1,330
STATEMENT OF CASH FLOWS
 DATA(B):
 Net cash provided
  (used) by operating
  activities............  $       253     $     1,443  $       450     $     1,615     $       929
 Net cash provided
  (used) by investing
  activities............         (693)         (1,146)        (117)           (338)            105
 Net cash provided
  (used) by financing
  activities............          147            (356)        (151)         (1,166)         (1,136)
 Capital expenditures
  for continuing
  operations............         (573)           (562)        (280)           (217)           (159)

--------
(a) For a discussion of the significant items affecting comparability of the financial information for 1996, 1995 and 1994, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." See also Note 1 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries for a discussion of the Merger and Distributions transactions.
(b) During the years presented, Tenneco completed numerous acquisitions, the most significant of which were Tenneco Packaging's acquisition of Mobil Plastics for $1.3 billion in late 1995 and Amoco Foam Products for $310 million in August 1996, and Tenneco Automotive's acquisition of Clevite for approximately $328 million in July 1996. See Note 3 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries.
(c) Includes a restructuring charge of $920 million related to the discontinued farm and construction equipment business in 1992 reduced by $20 million in 1993 and $16 million in 1994.
(d) Discontinued operations reflected in the above periods includes Tenneco's energy and shipbuilding operations, which, as a result of the Merger and Distributions, respectively, were treated as discontinued in December 1996, its farm and construction equipment operations, which were discontinued in March 1996, its chemicals and brakes operations, which were discontinued during 1994, and its minerals and pulp chemicals operations, which were discontinued in 1992.
(e) Represents the extraordinary loss recognized in the realignment of Tenneco's consolidated indebtedness preceding the Merger and Distributions. See Notes 4 and 5 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries.
(f) In 1994, Tenneco adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits". In 1992, Tenneco adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and FAS No. 109, "Accounting for Income Taxes."
(g) Amounts for 1995 and prior years are net of allocations for corporate debt to the net assets of the discontinued energy and shipbuilding operations. The allocation is based on the proportion of Tenneco's investment in the energy operations' and shipbuilding operations' net assets to Tenneco consolidated net assets plus debt. See Note 5 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries.
(h) For purposes of computing earnings per share, Series A preferred stock was included in average common shares outstanding until its conversion into common stock in December 1994; therefore, the preferred dividends paid were not deducted from net income (loss) to determine net income (loss) to common stock. The inclusion of Series A preferred stock in the computation of earnings per share was antidilutive for the years and certain quarters in 1994, 1993 and 1992. Other convertible securities and common stock equivalents outstanding during each of the five years ended December 31, 1996, 1995, 1994, 1993, and 1992 were not materially dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following review of Tenneco's financial condition and results of operations should be read in conjunction with the financial statements and related notes of Tenneco Inc. and Consolidated Subsidiaries presented on pages 39 to 72.

THE MERGER AND DISTRIBUTIONS

  The Company was incorporated August 26, 1996 under the name of "New Tenneco Inc." as a wholly-owned subsidiary of the company then known as Tenneco Inc. ("Old Tenneco"). The Company was formed to facilitate Old Tenneco's corporate transformation from a highly diversified industrial corporation to a global manufacturing company focused on its automotive and packaging businesses. As part of this transformation, Old Tenneco undertook a series of transactions during 1996 to reorganize its historical businesses (the "Transaction") such that the assets, liabilities, and operations of its automotive ("Tenneco Automotive"), packaging ("Tenneco Packaging"), and administrative services businesses, (individually, "Tenneco Business Services" and collectively with Tenneco Automotive and Tenneco Packaging, the "Industrial Business") were owned and operated by the Company and the assets, liabilities, and operations of its shipbuilding business (the "Shipbuilding Business") were owned and operated by Newport News Shipbuilding Inc. ("Newport News"), another wholly-owned subsidiary of Old Tenneco. On December 11, 1996, Old Tenneco spun-off the Company and Newport News by distributing all of the common stock of each company to Old Tenneco's shareowners (the "Distributions"). Following the Distributions, on December 12, 1996, an indirect subsidiary of El Paso Natural Gas Company ("El Paso") was merged (the "Merger") into Old Tenneco, which then consisted solely of Old Tenneco's remaining active businesses, principally in the energy industry, and certain discontinued operations (the "Energy Business"), with Old Tenneco surviving the Merger as a subsidiary of El Paso. Immediately subsequent to the Merger, Old Tenneco was renamed "El Paso Tennessee Pipeline Co.", and New Tenneco was renamed "Tenneco Inc."

  In preparation for the Merger and Distributions, Old Tenneco realigned $3.8 billion of indebtedness (the "Debt Realignment") through various cash tender offers, debt exchanges, defeasances, and other retirements. The cash funding required to consummate the Debt Realignment was financed through internally generated cash, borrowings under new credit facilities of both Old Tenneco and New Tenneco, borrowings under a new credit facility and other financings at Newport News, and proceeds from the issuance by Old Tenneco of its 8% cumulative junior preferred stock ("NPS Preferred Stock"). See Note 5 to Tenneco Inc. and Consolidated Subsidiaries Financial Statements.

  In connection with the Distributions, one share of New Tenneco common stock ($.01 par value) was issued for each share of Old Tenneco common stock ($5.00 par value) and one share of Newport News common stock was issued for each five shares of Old Tenneco common stock. Also, in connection with the Merger, Old Tenneco shareowners received shares of El Paso common stock valued at approximately $914 million in the aggregate in exchange for their shares of Old Tenneco common and preferred stock. See Notes 8 and 9 to Tenneco Inc. and Consolidated Subsidiaries Financial Statements.

  New Tenneco principally consists of Tenneco Automotive and Tenneco Packaging, which combined represented over half of the assets, revenues, and operating income of the businesses, operations, and companies previously constituting Old Tenneco. Consequently, the following Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements included elsewhere herein present the net assets and results of operations of the Shipbuilding Business and the Energy Business as discontinued operations of New Tenneco. See Note 4 to Tenneco Inc. and Consolidated Subsidiaries Financial Statements.

  Unless the context otherwise requires, references to "Tenneco" or the "Company" are to (i) Old Tenneco and its consolidated subsidiaries (treating, however, the Shipbuilding Business and Energy Business as discontinued operations) for all periods prior to the close of business on December 11, 1996, the effective date of the Distributions and (ii) Tenneco Inc. (formerly known as New Tenneco Inc.) and its consolidated subsidiaries for all periods subsequent to December 11, 1996.

YEARS 1996 AND 1995

RESULTS OF OPERATIONS

  Tenneco's income from continuing operations for 1996 was $218 million, compared with $258 million in 1995. Record results from Tenneco Automotive and Tenneco Packaging's specialty business were offset by declines in results at Tenneco Packaging's paperboard business, due largely to significantly weaker containerboard prices, and charges related to realignment actions at Tenneco Automotive and Tenneco Packaging and costs associated with the Transaction.

  Earnings per share from continuing operations were $1.28 per average common share in 1996, compared with $1.48 per average common share in 1995. Average common shares outstanding for 1996 were 171 million, a 2 percent decrease from the prior year, resulting primarily from Tenneco's share repurchase programs. See Note 8 to Tenneco Inc. and Consolidated Subsidiaries Financial Statements. In 1996, Tenneco recorded income from discontinued operations of $428 million, or $2.43 per average common share, compared with $477 million, or $2.68 per average common share, in 1995 related to the discontinued operations of the Energy Business, the Shipbuilding Business, and the farm and construction equipment business.

  An extraordinary loss for 1996 of $236 million, or $1.38 per average common share, was incurred in connection with the Debt Realignment. Net income to common stock for 1996 was $398 million, or $2.33 per average common share, compared with net income to common stock of $723 million, or $4.16 per average common share, for 1995.

NET SALES AND OPERATING REVENUES

                                                                            %
                                                          1996     1995   CHANGE
                                                         -------  ------  ------
                                                              (MILLIONS)
Tenneco Automotive ..................................... $ 2,980  $2,479    20%
Tenneco Packaging.......................................   3,602   2,752    31%
Intergroup sales and other..............................     (10)    (10)   --
                                                         -------  ------   ---
                                                         $ 6,572  $5,221    26%
                                                         =======  ======   ===

  Net sales and operating revenues for 1996 increased $1,351 million to $6,572 million, compared with $5,221 million in 1995. This increase was due primarily to strong market conditions in the automotive parts industry and revenues from businesses acquired in late 1995 and 1996. Record revenues were reported at Tenneco Automotive and by the specialty business of Tenneco Packaging.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST (OPERATING INCOME)

                                                                            %
                                                               1996  1995 CHANGE
                                                               ----  ---- ------
                                                                  (MILLIONS)
Tenneco Automotive............................................ $249  $240   4%
Tenneco Packaging.............................................  401   430  (7%)
Other.........................................................  (22)    2   NM
                                                               ----  ----  ---
                                                               $628  $672  (7%)
                                                               ====  ====  ===

  Operating income for 1996 decreased $44 million to $628 million, compared with $672 million in 1995. Tenneco Packaging's specialty business reported record results due primarily to the results of the recent acquisitions of the foam products and plastics businesses. See Note 3 to Tenneco Inc. and Consolidated Subsidiaries Financial Statements. Tenneco Automotive reported record operating income as a result of strong volumes, recent acquisitions, and operating cost initiatives in both the ride control and exhaust systems businesses. Also, Tenneco realized gains on sales of assets and businesses in 1996 that were in excess of amounts earned in 1995. These increases were offset by lower operating income at Tenneco Packaging's paperboard business due to lower containerboard prices, costs related to the realignment actions at Tenneco Automotive and Tenneco Packaging, and costs related to the acceleration of certain employee benefits in connection with the Transaction. The results of Tenneco Automotive and Tenneco Packaging are separately discussed below.

  Significant transactions affecting the comparability of operating income between 1996 and 1995 are:

    . Pre-tax gains on sales of assets and businesses of $64 million in 1996 (primarily the sale of two recycled paperboard mills and a recycling center and brokerage operation), compared with gains of $15 million in 1995 (primarily from the sale of a recycled medium mill in North Carolina);

    . A pre-tax charge of $17 million in 1996 related to the acceleration of certain employee benefits in connection with the Transaction;

    . A pre-tax charge of $64 million in 1996 to (i) streamline the original equipment and aftermarket manufacturing operations of the exhaust systems business in Europe and the aftermarket operations of the exhaust systems business in North America; and (ii) realign Tenneco Automotive's ride control product line;

    . A pre-tax charge of $6 million in 1996 to reorganize Tenneco Packaging's folding carton operations;

    . A pre-tax charge of $30 million in 1995 to reorganize Tenneco Packaging's molded fiber and aluminum foil packaging operations; and

    . A pre-tax charge of $10 million in 1995 for start-up costs associated with Tenneco Automotive's hydroforming process in connection with new product launches.

TENNECO AUTOMOTIVE

                                                                            %
                                                             1996   1995  CHANGE
                                                            ------ ------ ------
                                                                 (MILLIONS)
Revenues .................................................. $2,980 $2,479   20%
Operating Income........................................... $  249 $  240    4%

  Revenues in 1996 from Tenneco Automotive's exhaust systems business increased $233 million to $1,699 million, compared with $1,466 million in 1995. Revenues generated by the exhaust systems business in North America increased $140 million in 1996. Approximately $92 million of this increase was due to increased sales in the North American original equipment ("OE") market, as Tenneco Automotive initiated a significant number of new product launches in 1996. The $48 million, or 14 percent, increase in North American aftermarket exhaust systems revenues resulted primarily from gains in overall market share. In Europe, exhaust systems revenues increased $82 million due to increased sales to manufacturers, such as Mercedes, Porsche and Volkswagen. European aftermarket exhaust systems revenues increased $25 million over 1995 revenues primarily in Spain as a result of a 1995 third quarter acquisition.

  Operating income for the exhaust systems business in 1996 increased $6 million to $120 million, compared with $114 million in 1995. The 1996 results included a charge of $40 million to streamline the OE market and aftermarket manufacturing operations in Europe and the aftermarket operations in North America. Excluding the 1996 realignment charge and the $10 million of higher than usual 1995 start up costs, 1996 operating income increased $36 million to $160 million. This 29 percent increase resulted primarily from increased volumes and manufacturing and distribution efficiencies achieved through streamlining distribution and product consolidations.

  Revenues in 1996 from Tenneco Automotive's ride control business increased by $268 million to $1,281 million, compared with $1,013 million in 1995. Sixty percent, or $161 million, of this increase resulted from higher sales volume in the North American and European OE markets, driven by both new contracts and the mid-year acquisition of The Pullman Company and its Clevite products division ("Clevite"). Clevite contributed $96 million of revenues in the North American OE market. See Note 3 to Tenneco Inc. and Consolidated Subsidiaries Financial Statements. Worldwide aftermarket revenues increased $81 million, or 12 percent, due mainly to aggressive Sensa-Trac(R) marketing programs. In Europe, the success of ride control's premium product strategy resulted in the near-quadrupling of the Sensa-Trac(R) sales mix from 1995. Revenues in Mexico nearly tripled in 1996, and Canada reported an increase of 25 percent, compared with 1995.

  Operating income for the ride control business in 1996 increased $3 million to $129 million, compared with $126 million in 1995. These results included a charge of $24 million to realign the ride control product line. Excluding the realignment charge, operating income increased $27 million to $153 million. This higher operating income resulted from increased revenues from volumes, better product mix driven by Sensa-Trac(R) and continued focus on operating cost leadership.

  Tenneco Automotive's margins decreased to 8.4 percent in 1996, compared with
9.7 percent in 1995 due to the 1996 realignment charges. Excluding the realignment charges, margins improved to 10.5 percent in 1996.

TENNECO AUTOMOTIVE'S DISTRIBUTION OF REVENUES

                                                                       1996  1995
                                                                       ----  ----
Aftermarket...........................................................  50%   53%
OE Market.............................................................  50%   47%

OUTLOOK

  In 1997, both the exhaust systems business and ride control business are expected to continue to gain new supply contracts for OE platforms in the United States, primarily in sport utility vehicles and light trucks. This should allow Tenneco Automotive to show continued improvement in the OE market.

  In the aftermarket, the exhaust systems business should continue to benefit from industry consolidation and thereby gain market share in 1997 through new contracts and product introductions, as well as continued penetration of niche markets, such as heavy duty exhausts, high performance products and catalytic converters. The 1997 outlook for the ride control business is also positive. The base business continues to benefit from the growing popularity and demand for Sensa-Trac(R) products.

  In 1997, new European product launches are scheduled for six additional vehicles, including the Volkswagen platform (Golf successor) and GM's Opel T-Car (Astra successor). In the European aftermarket, improved sales mix, combined with penetration from new product introductions and continued operating cost reductions, should allow Tenneco Automotive to post increased earnings in 1997.

  This "Outlook" section contains forward-looking statements. See "Cautionary Statement for Purposes of "Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" for a description of certain factors that could cause actual results to differ from anticipated results and other matters.

TENNECO PACKAGING

                                                                            %
                                                             1996   1995  CHANGE
                                                            ------ ------ ------
                                                                 (MILLIONS)
Revenues .................................................. $3,602 $2,752   31%
Operating Income........................................... $  401 $  430   (7%)

  Tenneco Packaging's specialty business reported record results in 1996 as revenues increased $1,078 million to $1,902 million, compared with $824 million in 1995. This increase was driven by the recently acquired plastics and foam products businesses which combined contributed revenues of $1,164 million in 1996, compared with $106 million of revenues contributed by the plastics business in 1995. See Note 3 to Tenneco Inc. and Consolidated Subsidiaries Financial Statements.

  The specialty business earned $237 million in operating income for 1996, an increase of $176 million, excluding a 1995 restructuring charge of $30 million for molded fiber and aluminum foil packaging operations. The plastics and foam products businesses contributed operating income of $150 million in 1996, compared with only $15 million contributed by the plastics business in 1995. Excluding the 1995 restructuring charge, operating margins improved 5 percentage points to 12.5 percent as a result of three major factors: volume growth, primarily through acquisitions, enriched product mix, and reduced costs by combining acquired businesses with pre-existing operations. The major contributors to reduced operating costs were lower prices for both polystyrene and aluminum.

  The paperboard business reported revenues in 1996 of $1,700 million, compared with $1,928 million in 1995. Revenues were lower as a result of weaker containerboard prices, which averaged 27 percent less compared with 1995. As a result, 1996 operating income declined $265 million to $120 million, compared with $385 million in 1995, excluding gains on asset sales and a $6 million realignment charge for the folding carton operations. Including asset sales and the 1996 realignment charge, operating income was $164 million in 1996, compared with $399 million in 1995. Volume increases of 2 percent and a better mix of higher value added and enhanced graphics business partially offset the softness in containerboard prices. The paperboard business reported a $50 million pre-tax gain in 1996 from the sale of the two recycled paperboard mills and a recycling center and brokerage operation to a joint venture with Caraustar Industries, while 1995 included a $14 million pre-tax gain from the sale of a recycled medium mill in North Carolina.

TENNECO PACKAGING'S DISTRIBUTION OF REVENUES

                                                                       1996 1995
                                                                       ---- ----
Paperboard Business................................................... 47%  70%
Specialty Business.................................................... 53%  30%

OUTLOOK

  As a result of acquisitions and operational changes made in 1995 and 1996, Tenneco Packaging has a much higher margin product base and expects continued strong revenues and operating income in the specialty business in 1997, as well as continued margin expansion.

  Profitability of the specialty business is expected to continue to improve in 1997 due primarily to volume growth, product mix management and cost leverage. Continued consumer shifts toward convenience packaging are expected to generate strong market growth in Tenneco Packaging's key market segments.

  Volume growth in the consumer market is expected to continue to come from product innovations such as Hefty OneZip(R) food storage bags, further reinforcing Tenneco Packaging's increasingly strong position in that market. Additionally, the specialty business is expected to benefit from a full year of ownership of the foam products business along with acquisition integration actions and synergies.

  In the paperboard business, the industry outlook for containerboard remains uncertain. Industry fundamentals show signs of improvement. Box demand continues to strengthen, increasing nearly 5 percent in the fourth quarter over 1995, while containerboard exports surged 80 percent in the same period. Sustained economic growth coupled with slower capacity expansion should contribute to market improvements.

  Looking forward, Tenneco Packaging remains committed to further reducing cyclicality by entering select new markets or expanding existing operations in value-added packaging while improving internal operating efficiencies.

  This "Outlook" section contains forward looking statements. See "Cautionary Statement for Purposes of "Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" for a description of certain factors that could cause actual results to differ from anticipated results and other matters.

OTHER

  Tenneco reported other operating loss of $22 million for 1996, compared with $2 million of operating income in 1995. The 1996 loss included a $17 million charge related to the acceleration of certain employee benefits in connection with the Transaction.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Tenneco's 1996 interest expense was $195 million, compared with $160 million in 1995. This increase resulted primarily from the funding of acquisitions, including Clevite and the foam products business in 1996 and the plastics business in late 1995. Interest capitalized was $6 million in 1996, compared with $5 million in 1995.

INCOME TAXES

  The 1996 effective tax rate was 44.8 percent, compared with 45.1 percent in 1995. The 1996 effective tax rate was higher than the federal statutory tax rate due primarily to the realignment costs incurred in the European operations of Tenneco Automotive's exhaust systems business, which were not fully tax benefited, nondeductible goodwill, and state income taxes.

MINORITY INTEREST

  Minority interest was $21 million in 1996, compared with $23 million in 1995, which related to dividends on preferred stock of a U.S. subsidiary for both years. See Note 10 to Tenneco Inc. and Consolidated Subsidiaries Financial Statements.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

  Income from discontinued operations in 1996 of $428 million, net of income tax expense of $129 million, or $2.43 per average common share, reflected the net income of the Energy Business and the Shipbuilding Business through December 11, 1996, prior to the consummation of the Merger and the Distributions, respectively. Income from discontinued operations for 1996 also included Tenneco's share of the net loss of the farm and construction equipment business. Additionally, income from discontinued operations included a $340 million gain, net of income tax expense of $83 million, on the sale of Tenneco's remaining investment in Case Corporation ("Case"), and transaction costs--consisting primarily of financial advisory, legal, accounting, printing, and other costs--of $108 million, net of an income tax benefit of $17 million, that were incurred in connection with the Transaction.

  Income from discontinued operations for the Energy Business in 1996 was $127 million, net of income tax expense of $32 million. Income from discontinued operations for the Shipbuilding Business in 1996 was $70 million, net of income tax expense of $32 million. Loss from discontinued operations for the farm and construction equipment business was $1 million for 1996, net of an income tax benefit of $1 million.

  Income from discontinued operations in 1995 was $477 million, net of income tax expense of $30 million, or $2.68 per average common share, and was attributable to the operations of the Energy Business, the

Shipbuilding Business, and the farm and construction equipment business. The 1995 discontinued operations also included a gain from the sale of Case stock of $101 million and a $32 million gain from the sale of a Case subordinated note, net of income tax expense of $2 million.

  Income from discontinued operations for the Energy Business in 1995 was $158 million, net of an income tax benefit of $11 million. Income from discontinued operations for the Shipbuilding Business in 1995 was $73 million, net of income tax expense of $58 million. Income from discontinued operations for the farm and construction equipment business in 1995 was $113 million, net of an income tax benefit of $19 million.

  Extraordinary loss for 1996 was $236 million, net of income tax benefit of $126 million, or $1.38 per average common share. The extraordinary loss was incurred as a result of the Debt Realignment and consists principally of the fair value paid in the cash tender offers and the fair value of debt exchanged in the debt exchange offers in excess of the historical net carrying value for the debt tendered and exchanged. See Note 4 to Tenneco Inc. and Consolidated Subsidiaries Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                                   1996   1995
                                                                   ----  ------
                                                                   (MILLIONS)
Cash provided (used) by:
  Operating activities............................................ $253  $1,443
  Investing activities............................................ (693) (1,146)
  Financing activities............................................  147    (356)

OPERATING ACTIVITIES

  Operating cash flows from continuing operations for 1996 increased $113 million, compared with 1995. This increase was due primarily to improvements in the working capital of continuing businesses which contributed $131 million to the higher operating cash flows. Inventory growth declined in 1996 at both Tenneco Automotive and Tenneco Packaging from streamlining product distribution and implementing new programs to minimize inventory levels.

  Operating cash flows from discontinued operations declined $1,303 million in 1996, compared with 1995, due to tax payments for the settlement of tax liabilities, lower sales of trade accounts receivable and gas contract settlements at the Energy Business of $318 million.

INVESTING ACTIVITIES

  Cash used for acquisitions of businesses during 1996 of $789 million resulted primarily from the acquisitions of Amoco Foam Products for $310 million and Clevite for $328 million. Tenneco also invested $573 million in capital expenditures in its continuing businesses and $357 million in its discontinued operations during 1996. Capital expenditures in continuing businesses included $177 million for Tenneco Automotive, $341 million for Tenneco Packaging, and $55 million for Tenneco Business Services and other operations.

  For Tenneco Packaging, these expenditures included $14 million for a sawmill and wood products business in Romania, $36 million to expand production capacity of polystyrene foam products for the foodservice disposables and consumer plate businesses, $12 million for the customer-linked manufacturing system of the specialty business and $10 million to complete improvements to a paper machine at the Counce, Tennessee, mill.

  Tenneco Automotive's capital spending included $22 million related to new OE business and $32 million for systems integration and automation projects. In addition, Tenneco Automotive's spending also included $8 million to expand capacity and take advantage of synergies related to recent acquisitions.

  Net proceeds related to the sale of discontinued operations of $1,051 million in 1996 resulted primarily from the sale of the remaining Case common stock for $788 million along with proceeds from the sale of a pipeline interest. Net proceeds related to the sale of discontinued operations in 1995 resulted from the sale of Albright & Wilson chemicals operations, the sale of Case common stock, and the sale of a Case subordinated note.

  Net proceeds from sales of businesses and assets during 1996 were $149 million, which included $115 million from the sale of two recycled paperboard mills and a recycling center and brokerage operation to a joint venture with Caraustar Industries.

FINANCING ACTIVITIES

  Cash flows from financing activities were $147 million in 1996, which included the issuance of $2.8 billion of long-term debt, issuance of the NPS Preferred Stock of $296 million, repayment of net short-term debt of $221 million, and the early retirement of $2.3 billion of long-term debt in connection with the consummation of the Debt Realignment and the other components of the Transaction. Tenneco also used cash flows during 1996 to reacquire its common stock for $172 million and to pay $313 million in dividends on its common and preferred stock. In 1995, Tenneco had a net increase of $503 million in debt (primarily related to the funding of acquisitions), reacquired common stock of $655 million, and paid dividends on its common and preferred stock of $286 million.

CHANGE IN ACCOUNTING PRINCIPLES

  In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1 "Environmental Remediation Liabilities," which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. The provisions of the statement are effective for fiscal years beginning after December 15, 1996.

  In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes new accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The statement is effective for transactions occurring after December 31, 1996.

  The impact of the adoption of these new standards is not expected to have a significant effect on Tenneco's financial position or results of operations.

LIQUIDITY

  At December 31, 1996, Tenneco's principal credit facility was a $1.75 billion committed financing arrangement with a syndicate of banks and other financial institutions which expires in 2001. Committed borrowings under this credit facility bear interest at an annual rate equal to, at the borrower's option, either (i) a rate consisting of the higher of Morgan Guaranty Trust Company of New York's prime rate or the federal funds rate plus 50 basis points; (ii) a rate of LIBOR plus a margin determined based on the credit rating of Tenneco's long-term debt; or (iii) a rate based on money market rates pursuant to competitive bids by the syndicate banks.

  The credit facility requires that Tenneco's ratio of debt to total capitalization not exceed 70%. Compliance with this requirement is a condition for any incremental borrowings under the credit facility and failure to meet the requirement enables the syndicate banks to require repayment of any outstanding loans after a 30-day cure period. In addition, the credit facility imposes certain other restrictions, none of which are expected to limit Tenneco's ability to operate its businesses in the ordinary course.

CAPITAL COMMITMENTS

  Tenneco estimates that expenditures of approximately $350 million will be required after December 31, 1996, to complete facilities and projects authorized at such date, and substantial commitments have been made in connection therewith. This amount includes approximately $97 million which Tenneco Packaging intends to spend by the end of 1998 to provide state-of-the-art customer-linked manufacturing systems, shop floor scheduling, and real-time data for marketing and production management.

  Also included in capital commitments is $40 million which Tenneco Automotive anticipates that it will spend on expansion of businesses acquired in 1995 and 1996, and $24 million to complete systems development and implementation effects at Tenneco Business Services supporting the consolidation of common administrative transactions.

  Tenneco believes it has adequate resources available to finance its future requirements, including capital expenditures for existing operations plus potential strategic acquisitions.

CAPITALIZATION

                                                                            %
                                                             1996   1995  CHANGE
                                                            ------ ------ ------
                                                                 (MILLIONS)
Short-term debt and current maturities..................... $  236 $  384  (39%)
Long-term debt.............................................  2,067  1,648   25%
Minority interest..........................................    304    301    1%
Common shareowners' equity.................................  2,646  3,148  (16%)
                                                            ------ ------  ----
  Total capitalization..................................... $5,253 $5,481   (4%)
                                                            ====== ======  ====

  The primary reason for the increase in debt is the issuance of debt for the Amoco Foam Products and Clevite acquisitions. Tenneco's ratio of debt to total capitalization was 43.8 percent at December 31, 1996, compared with 37.1 percent at December 31, 1995. Tenneco's shareowners' equity decreased during 1996 primarily as a result of the Transaction.

DIVIDENDS ON COMMON STOCK

  Tenneco Inc. declared dividends on its common shares of $.45 per share for each quarter in 1996. Following the Merger and Distributions, in December 1996, the Board of Directors declared a dividend of $.30 per share for the first quarter of 1997. Declaration of dividends is at the discretion of the Board of Directors. The Board has not adopted a dividend policy as such. Subject to legal and contractual restrictions, its decisions regarding dividends are based on all considerations that in its business judgment are relevant at the time, including past and projected earnings, cash flows, economic, business and securities market conditions, and anticipated developments concerning Tenneco's business and operations.

ENVIRONMENTAL MATTERS

  Tenneco and certain of its subsidiaries and affiliates are parties to environmental proceedings. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered including prior experience in remediation of contaminated sites, other companies' clean-up experience and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. These liabilities are included in the balance sheet at their undiscounted amounts. Recoveries are evaluated separately from the liability and, when assured, are recorded and reported separately from the associated liability in the financial statements.

  At February 20, 1997, Tenneco had been designated as a potentially responsible party in 4 "Superfund" sites. Tenneco has estimated its share of the remediation costs for these sites to be between $6 million and $9 million in the aggregate and has established reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tenneco's estimate of its remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tenneco could be required to pay in excess of its share of remediation costs. Tenneco's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tenneco's determination of its estimated liability. Tenneco believes that the costs associated with its current status as a potentially responsible party in the Superfund sites referenced above will not be material to its consolidated financial position or results of operations.

YEARS 1995 AND 1994

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES

  Revenues for 1995 were $5.22 billion, up from $4.17 billion in 1994. Tenneco Automotive's revenues were $2,479 million, up $490 million, a 25 percent increase, compared with 1994. The increase in 1995 revenues was due primarily to revenues from recent acquisitions, increased new vehicle production in North America and an improving European economy. Aftermarket revenues in Europe also benefited from volume increases and a recent acquisition. Tenneco Packaging's revenues increased $568 million, or 26 percent, to $2.75 billion in 1995, as a result of strong improvements in linerboard prices during 1995 that began in late 1994 and continued until the end of 1995.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST (OPERATING INCOME)

  Operating income was $672 million for 1995, an improvement of $216 million, compared with 1994's operating income of $456 million. Excluding gains from asset sales and other special charges discussed below, 1995 operating income increased $220 million, or 46 percent, compared with 1994. This increase was due primarily to improved pricing in Tenneco Packaging's paperboard business.

  Tenneco Automotive's operating income for 1995 was $240 million, compared with $223 million in 1994. Operating income for the exhaust systems business increased in 1995 by $14 million to $114 million. The 1994 operating income included a $5 million charge recorded for a plant closing and a $17 million charge related to plant consolidations as part of the Gillet acquisition. Tenneco Automotive's exhaust systems business launched 50 products for 1996 model year vehicles in 1995, more than twice the normal levels which adversely affected 1995 earnings. In connection with the new product launches, Tenneco Automotive incurred additional start-up costs of $10 million in 1995 related to a new process, hydroforming. Hydroforming is a liquid, high-pressure process for bending and shaping metal parts in ways not feasible using traditional manufacturing technology.

  Operating income for the ride control business increased in 1995 by $3 million to $126 million. The increased revenues in 1995 did not result in higher operating income primarily due to increased costs associated with the large number of new product launches for 1996 model year vehicles.

  Tenneco Automotive's margins were 9.7 percent in 1995, compared with 11.2 percent in 1994. North American margins decreased to 10.2 percent in 1995, compared with 12.1 percent in 1994, due to higher costs related to new product launches and lower North American aftermarket sales volumes. European operating margins improved to 8.1 percent from 7.8 percent as a result of improved economic conditions.

  Tenneco Packaging's operating income for 1995 was $430 million, compared with $209 million in 1994. The 1995 operating income included a gain of $14 million on the sale of a recycled medium mill in North Carolina and a restructuring charge of $30 million for its molded fiber and aluminum foil packaging operations.

  Tenneco Packaging's paperboard business earned $399 million, up $260 million, compared with 1994. This improvement includes the 1995 pre-tax gain of $14 million on the sale of a recycled medium mill in North Carolina. Effective mix management allowed Tenneco Packaging to absorb rapidly rising raw material prices for corrugated products while posting increased margins. Additionally, Tenneco Packaging continued to post new productivity gains, especially in the operation of its containerboard mills, resulting in record operating margins in 1995. The specialty business earned $31 million in operating income in 1995, a $39 million decrease, compared with 1994 results. The specialty business recorded a restructuring charge of $30 million in 1995 for its molded fiber and aluminum foil packaging operations and recognized operating income of $15 million from the recently acquired plastics business. Excluding these two items, the decline in operating income for specialty resulted from 20 percent raw material cost increases that more than offset the positive effects of the pricing increases initiated during the year. The major contributors to the raw material cost increases were higher prices for polystyrene, aluminum and old newspaper. However, these prices declined during the second half of the year.

  Tenneco reported other operating income of $2 million for 1995, compared with $24 million for 1994. This decrease in other operating income resulted from lower interest income on temporary cash investments.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Tenneco's interest expense in 1995 was $160 million, compared with $104 million in 1994. The higher interest expense in 1995, compared with 1994, is principally due to higher levels of debt resulting from recent acquisitions. Interest capitalized was $5 million in 1995 compared with $2 million in 1994 due to higher levels of capital spending in 1995.

INCOME TAXES

  Income tax expense for 1995 was $231 million, compared with $114 million in 1994. Tenneco's effective tax rate was 45.1 percent in 1995, compared with
32.4 percent in 1994.

  The increased 1995 tax expense resulted primarily from higher pre-tax income and higher foreign tax expense. In 1994, Tenneco recorded tax benefits from the realization of deferred tax assets resulting from consolidation of Tenneco's German operations.

MINORITY INTEREST

  Minority interest of $23 million for 1995 related to dividends on preferred stock of a U.S. subsidiary which was issued in December 1994.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

  Income from discontinued operations in 1995 of $477 million, net of income tax expense of $30 million, or $2.68 per average common share, reflected the net income of the Energy Business, the Shipbuilding Business, and the farm and construction equipment business. The 1995 discontinued operations also included a gain from the sale of Case stock of $101 million and a gain from the sale of a Case subordinated note of $32 million, net of income tax expense of $2 million.

  Income from discontinued operations for the Energy Business in 1995 was $158 million, net of an income tax benefit of $11 million. Income from discontinued operations for the Shipbuilding Business in 1995 was $73 million, net of income tax expense of $58 million. Income from discontinued operations for the farm and construction equipment business in 1995 was $113 million, net of an income tax benefit of $19 million.

  Income from discontinued operations in 1994 of $214 million, net of income tax expense of $265 million, or $1.13 per average common share, reflected the net income of the Energy Business, the Shipbuilding Business, the farm and construction equipment business, and the chemicals and brakes businesses.

  Extraordinary loss for 1994 was $5 million, net of an income tax benefit of $2 million, or $.03 per average common share. The loss resulted from redemption premiums from prepaying high interest-bearing long-term debt.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

  Effective January 1, 1994, Tenneco adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits," using the cumulative catch-up method. It requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. As a result of adopting this statement, an after-tax charge of $39 million was recorded in 1994.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                                  1995    1994
                                                                 -------  -----
                                                                  (MILLIONS)
Cash provided (used) by:
  Operating activities.......................................... $ 1,443  $ 450
  Investing activities..........................................  (1,146)  (117)
  Financing activities..........................................    (356)  (151)

OPERATING ACTIVITIES

  Operating cash flows from continuing operations for 1995 declined compared with 1994. This decline was due primarily to the build up of paperboard inventories at Tenneco Packaging as a result of a planned mill shut-down in Counce, Tennessee, in early 1996 and a net increase in other working capital balances.

  Operating cash flows from discontinued operations for 1995 improved as Tenneco generated $858 million from the collection and sale of customer receivables, compared with cash used in 1994 of $417 million. This increase was due primarily to trade receivables sold to Asset Securitization Cooperative Corporation, which were $783 million higher in 1995, compared with 1994. The increase in collections of receivables was also due in part to the collection of approximately $300 million of Case retail receivables in 1995. Operating cash flows in 1995 also benefited from lower interest and tax payments, compared with 1994.

INVESTING ACTIVITIES

  Net proceeds from the sale of discontinued operations, primarily the Albright & Wilson chemicals operations, 16.1 million shares of Case stock and the Case subordinated note, provided $1,539 million of cash in 1995. Net proceeds from sales of businesses and assets for 1995 were $56 million, which included the $30 million proceeds from the sale of a recycled medium mill in North Carolina.

  Cash used for business acquisitions for 1995 totaled $1,702 million. The largest single transaction in 1995 was the acquisition of the plastics business from Mobil by Tenneco Packaging for $1.3 billion. In addition, the Energy Business and Tenneco Automotive also made acquisitions during the year.

  During 1994, Tenneco's cash sources included $843 million in proceeds from sale of discontinued operations and sales of businesses and assets (primarily the Case initial and secondary public offerings for $694 million).

  Further, Tenneco invested $562 million in capital expenditures in its continuing businesses during 1995. Capital expenditures included $208 million for Tenneco Automotive, $316 million for Tenneco Packaging, and $38 million related to Tenneco's other operations. Tenneco Automotive's capital spending included $22 million related to new product launches in plants related to Gillet, which Tenneco Automotive acquired in 1994 for $44 million in cash, and $24 million for expanding a key exhaust plant and distribution center. For Tenneco Packaging, these expenditures included $60 million for a paper machine addition at the Counce, Tennessee, mill, as well as $33 million for a new container plant in Salt Lake City, Utah. Capital expenditures increased in 1995, compared with the prior year in all businesses.

FINANCING ACTIVITIES

  Tenneco accessed its credit facilities, the commercial paper market and the long-term debt markets during 1995 for $1,016 million. Included in the $1,016 million of debt funding obtained during the year was $600 million in long-term debt issued in December 1995, $300 million issued at an interest rate of 7 1/4 percent due in 2025 and $300 million issued at an interest rate of 6 1/2 percent due in 2005.

  Besides business expansion, Tenneco used its cash flow during 1995 for the scheduled retirement of $513 million in long-term debt, to reacquire Tenneco Inc. common stock for $655 million and to pay $286 million in dividends on its common and preferred stock. In December 1994, Tenneco sold a 25 percent preferred stock interest in a subsidiary, which resulted in net cash proceeds of $296 million. This was included in the balance sheet as minority interest at December 31, 1994. Furthermore, in 1994 Tenneco had a net reduction of $111 million in debt (primarily as a result of the Case offerings and deconsolidation of Case), and paid dividends on its common and preferred stock of $318 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 INDEX TO FINANCIAL STATEMENTS OF TENNECO INC.
                         AND CONSOLIDATED SUBSIDIARIES

                                                                           PAGE
                                                                           ----
Report of independent public accountants..................................  38
Statements of income for each of the three years in the period ended
 December 31, 1996........................................................  39
Balance sheets--December 31, 1996 and 1995................................  40
Statements of cash flows for each of the three years in the period ended
 December 31, 1996........................................................  41
Statements of changes in shareowners' equity for each of the three years in the period ended
 December 31, 1996........................................................  42
Notes to financial statements............................................. 43

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tenneco Inc.:

  We have audited the accompanying balance sheets of Tenneco Inc. (a Delaware corporation) and consolidated subsidiaries (see Note 1) as of December 31, 1996 and 1995, and the related statements of income, cash flows and changes in shareowners' equity for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of Tenneco Inc.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tenneco Inc. and consolidated subsidiaries as of December 31, 1996 and 1995, and the results of their operations, cash flows and changes in shareowners' equity for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the financial statements, effective January 1, 1994, Tenneco changed its method of accounting for postemployment benefits.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in the index to Part IV, Item 14 relating to Tenneco Inc. and consolidated subsidiaries is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements of Tenneco Inc. and consolidated subsidiaries taken as a whole.

                                          Arthur Andersen LLP

Houston, Texas
February 17, 1997

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME

                                               YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                             1996         1995         1994
                                          -----------  -----------  -----------
                                            (MILLIONS EXCEPT SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues--
    Automotive..........................  $     2,980  $     2,479  $     1,989
    Packaging...........................        3,602        2,752        2,184
    Intergroup sales and other..........          (10)         (10)          (7)
                                          -----------  -----------  -----------
                                                6,572        5,221        4,166
  Other income, net.....................           76           39           (2)
                                          -----------  -----------  -----------
                                                6,648        5,260        4,164
                                          -----------  -----------  -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of
   depreciation shown below)............        4,762        3,737        3,050
  Engineering, research and development.           92           67           43
  Selling, general and administrative...          857          588          473
  Depreciation, depletion and
   amortization.........................          309          196          142
                                          -----------  -----------  -----------
                                                6,020        4,588        3,708
                                          -----------  -----------  -----------
INCOME BEFORE INTEREST EXPENSE, INCOME
 TAXES AND MINORITY INTEREST............          628          672          456
  Interest expense (net of interest
   capitalized).........................          195          160          104
  Income tax expense....................          194          231          114
  Minority interest.....................           21           23           --
                                          -----------  -----------  -----------
INCOME FROM CONTINUING OPERATIONS.......          218          258          238
Income from discontinued operations, net
 of income tax..........................          428          477          214
                                          -----------  -----------  -----------
Income before extraordinary loss........          646          735          452
Extraordinary loss, net of income tax...         (236)          --           (5)
                                          -----------  -----------  -----------
Income before cumulative effect of
 change in accounting principle.........          410          735          447
Cumulative effect of change in
 accounting principle, net of income
 tax....................................           --           --          (39)
                                          -----------  -----------  -----------
NET INCOME..............................          410          735          408
Preferred stock dividends...............           12           12           12
                                          -----------  -----------  -----------
NET INCOME TO COMMON STOCK..............  $       398  $       723  $       396
                                          ===========  ===========  ===========
PER SHARE
Average number of shares of common stock
 outstanding............................  170,635,277  173,995,941  180,084,909
Earnings (loss) per average share of
 common stock--
  Continuing operations.................  $      1.28  $      1.48  $      1.32
  Discontinued operations...............         2.43         2.68         1.13
  Extraordinary loss....................        (1.38)          --         (.03)
  Cumulative effect of change of
   accounting principle.................           --           --         (.22)
                                          -----------  -----------  -----------
                                          $      2.33  $      4.16  $      2.20
                                          ===========  ===========  ===========
Cash dividends per share of common
 stock..................................  $      1.80  $      1.60  $      1.60
                                          ===========  ===========  ===========

  The accompanying notes to financial statements are an integral part of these statements of income.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                                    --------------
                              ASSETS                                 1996    1995
                              ------                                ------  ------
                                                                     (MILLIONS)
Current assets:
  Cash and temporary cash investments.............................. $   62  $  354
  Receivables--
    Customer notes and accounts, net...............................    561     351
    Affiliated companies...........................................     --     117
    Income taxes...................................................     --      41
    Other..........................................................    138      54
  Inventories......................................................    878     838
  Deferred income taxes............................................     95      23
  Prepayments and other............................................    189     168
                                                                    ------  ------
                                                                     1,923   1,946
                                                                    ------  ------
Other assets:
  Long-term notes receivable.......................................     20      16
  Goodwill and intangibles, net....................................  1,341   1,024
  Deferred income taxes............................................     60      52
  Pension assets...................................................    547     433
  Other............................................................    444     239
                                                                    ------  ------
                                                                     2,412   1,764
                                                                    ------  ------
Plant, property and equipment, at cost.............................  4,870   4,138
  Less--Reserves for depreciation, depletion and amortization......  1,618   1,480
                                                                    ------  ------
                                                                     3,252   2,658
                                                                    ------  ------
Net assets of discontinued operations..............................     --   1,045
                                                                    ------  ------
                                                                    $7,587  $7,413
                                                                    ======  ======
                LIABILITIES AND SHAREOWNERS' EQUITY
                -----------------------------------
Current liabilities:
  Short-term debt (including current maturities on long-term debt). $  236  $  384
  Payables--
    Trade..........................................................    651     589
    Affiliated companies...........................................     --      47
  Taxes accrued....................................................     91      45
  Accrued liabilities..............................................    308     237
  Other............................................................    335     257
                                                                    ------  ------
                                                                     1,621   1,559
                                                                    ------  ------
Long-term debt.....................................................  2,067   1,648
                                                                    ------  ------
Deferred income taxes..............................................    476     435
                                                                    ------  ------
Postretirement benefits............................................    168     156
                                                                    ------  ------
Deferred credits and other liabilities.............................    305     166
                                                                    ------  ------
Commitments and contingencies
Minority interest..................................................    304     301
                                                                    ------  ------
Shareowners' equity:
  Common stock.....................................................      2     957
  Stock Employee Compensation Trust (common stock held in trust)...     --    (215)
  Premium on common stock and other capital surplus................  2,642   3,602
  Cumulative translation adjustments...............................     23      26
  Retained earnings (accumulated deficit)..........................    (21)   (469)
                                                                    ------  ------
                                                                     2,646   3,901
  Less--Shares held as treasury stock, at cost.....................     --     753
                                                                    ------  ------
                                                                     2,646   3,148
                                                                    ------  ------
                                                                    $7,587  $7,413
                                                                    ======  ======

  The accompanying notes to financial statements are an integral part of these balance sheets.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                           YEARS ENDED
                                                           DECEMBER 31,
                                                       ----------------------
                                                        1996    1995    1994
                                                       ------  ------  ------
                                                            (MILLIONS)
OPERATING ACTIVITIES
Income from continuing operations..................... $  218  $  258  $  238
Adjustments to reconcile income from continuing
 operations to cash provided (used) by continuing
 operations--
  Depreciation, depletion and amortization............    309     196     142
  Deferred income taxes...............................     23      75      19
  Gain on sale of businesses and assets, net..........    (64)    (15)     (5)
  Changes in components of working capital--
    (Increase) decrease in receivables................    104      30      87
    (Increase) decrease in inventories................     18    (102)    (57)
    (Increase) decrease in prepayments and other
     current assets...................................     45     (39)      8
    Increase (decrease) in payables...................    (70)      7      69
    Increase (decrease) in taxes accrued..............     31      23     (17)
    Increase (decrease) in other current liabilities..    (93)    (15)     (3)
  Other...............................................    (18)    (28)     20
                                                       ------  ------  ------
Cash provided (used) by continuing operations.........    503     390     501
Cash provided (used) by discontinued operations.......   (250)  1,053     (51)
                                                       ------  ------  ------
Net cash provided (used) by operating activities......    253   1,443     450
                                                       ------  ------  ------
INVESTING ACTIVITIES
Net proceeds related to the sale of discontinued
 operations...........................................  1,051   1,539     827
Net proceeds from sale of businesses and assets.......    149      56      16
Expenditures for plant, property and equipment--
  Continuing operations...............................   (573)   (562)   (280)
  Discontinued operations.............................   (357)   (418)   (524)
Acquisitions of businesses............................   (789) (1,702)    (51)
Investments and other.................................   (174)    (59)   (105)
                                                       ------  ------  ------
Net cash provided (used) by investing activities......   (693) (1,146)   (117)
                                                       ------  ------  ------
FINANCING ACTIVITIES
Issuance of common, treasury and SECT shares..........    164     102     188
Purchase of common stock..............................   (172)   (655)    (26)
Issuance of NPS Preferred Stock.......................    296      --      --
Issuance of equity securities by a subsidiary.........     --      --     296
Redemption of equity securities by a subsidiary.......     --      --    (160)
Redemption of preferred stock.........................    (20)    (20)    (20)
Issuance of long-term debt............................  2,800     595     980
Retirement of long-term debt.......................... (2,288)   (513) (1,466)
Net increase (decrease) in short-term debt excluding
 current maturities on long-term debt.................   (221)    421     375
Cash transferred in Merger and Distributions..........    (99)     --      --
Dividends (common and preferred)......................   (313)   (286)   (318)
                                                       ------  ------  ------
Net cash provided (used) by financing activities......    147    (356)   (151)
                                                       ------  ------  ------
Effect of foreign exchange rate changes on cash and
 temporary cash investments...........................      1       8       5
                                                       ------  ------  ------
Increase (decrease) in cash and temporary cash
 investments..........................................   (292)    (51)    187
Cash and temporary cash investments, January 1........    354     405     218
                                                       ------  ------  ------
Cash and temporary cash investments, December 31
 (Note)............................................... $   62  $  354  $  405
                                                       ======  ======  ======
Cash paid during the year for interest................ $  489  $  459  $  613
Cash paid during the year for income taxes (net of
 refunds)............................................. $  685  $  168  $  240

--------
Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                         YEARS ENDED DECEMBER 31,
                         -------------------------------------------------------------
                                1996                 1995                 1994
                         -------------------  -------------------  -------------------
                           SHARES     AMOUNT    SHARES     AMOUNT    SHARES     AMOUNT
                         -----------  ------  -----------  ------  -----------  ------
                                     (MILLIONS EXCEPT SHARE AMOUNTS)
PREFERRED STOCK
Balance January 1.......          --  $   --           --  $   --    8,935,175  $    9
 Series A preferred
  stock converted.......          --      --           --      --   (8,935,175)     (9)
 Issuance of NPS
  Preferred Stock.......   6,000,000     296           --      --           --      --
 Merger of Energy
  Business..............  (6,000,000)   (296)          --      --           --      --
                         -----------  ------  -----------  ------  -----------  ------
Balance December 31.....          --      --           --      --           --      --
                         ===========  ------  ===========  ------  ===========  ------
COMMON STOCK
Balance January 1....... 191,351,615     957  191,335,193     957  173,953,012     870
 Issued to convert
  Series A preferred
  stock.................          --      --           --      --   17,342,763      87
 Issued pursuant to
  benefit plans.........      84,796      --        3,761      --       37,996      --
 Recapitalization of
  New Tenneco........... (19,868,753)   (955)          --      --           --      --
 Other..................          --      --       12,661      --        1,422      --
                         -----------  ------  -----------  ------  -----------  ------
Balance December 31..... 171,567,658       2  191,351,615     957  191,335,193     957
                         ===========  ------  ===========  ------  ===========  ------
STOCK EMPLOYEE
 COMPENSATION TRUST
 (SECT)
Balance January 1.......                (215)                (298)                (499)
 Shares issued..........                 216                  118                  115
 Adjustment to market
  value.................                  (1)                 (35)                  86
                                      ------               ------               ------
Balance December 31.....                  --                 (215)                (298)
                                      ------               ------               ------
PREMIUM ON COMMON STOCK
 AND OTHER CAPITAL
 SURPLUS
Balance January 1.......               3,602                3,553                3,714
 Premium on common
  stock issued pursuant
  to benefit plans......                  28                   --                    2
 Conversion of Series A
  preferred stock.......                  --                   --                  (78)
 Adjustment of SECT to
  market value..........                   1                   35                  (86)
 Merger of Energy
  Business..............                (372)                  --                   --
 Distribution of
  Shipbuilding
  Business..............                (270)                  --                   --
 Recapitalization of
  New Tenneco...........                (348)                  --                   --
 Other..................                   1                   14                    1
                                      ------               ------               ------
Balance December 31.....               2,642                3,602                3,553
                                      ------               ------               ------
CUMULATIVE TRANSLATION
 ADJUSTMENTS
Balance January 1.......                  26                 (237)                (303)
 Translation of foreign
  currency statements...                  39                   25                   68
 Disposition of
  investments in
  foreign subsidiaries..                 (11)                 235                   --
 Hedges of net
  investment in foreign
  subsidiaries (net of
  income taxes).........                 (31)                   3                   (2)
                                      ------               ------               ------
Balance December 31.....                  23                   26                 (237)
                                      ------               ------               ------
RETAINED EARNINGS
 (ACCUMULATED DEFICIT)
Balance January 1.......                (469)                (905)                (980)
 Net income.............                 410                  735                  408
 Dividends--
   Preferred stock......                  (9)                  (9)                  (8)
   Series A preferred
    stock...............                  --                   --                  (48)
   Common stock.........                (312)                (287)                (273)
 Accretion of excess of
  redemption value of
  preferred stock over
  fair value at date of
  issue.................                  (3)                  (3)                  (4)
 Recapitalization of
  New Tenneco...........                 362                   --                   --
                                      ------               ------               ------
Balance December 31.....                 (21)                (469)                (905)
                                      ------               ------               ------
LESS--COMMON STOCK HELD
 AS TREASURY STOCK, AT
 COST
Balance January 1.......  16,422,619     753    3,617,510     170    4,166,835     210
 Shares acquired........   5,118,904     267   14,066,214     641    1,731,263      75
 Shares issued to
  acquire businesses....          --      --   (1,229,614)    (56)          --      --
 Shares issued pursuant
  to benefit and
  dividend
  reinvestment plans....  (1,672,770)    (79)     (31,491)     (2)  (2,280,588)   (115)
 Recapitalization of
  New Tenneco........... (19,868,753)   (941)          --      --           --      --
                         -----------  ------  -----------  ------  -----------  ------
Balance December 31.....          --      --   16,422,619     753    3,617,510     170
                         ===========  ------  ===========  ------  ===========  ------
 Total..................              $2,646               $3,148               $2,900
                                      ======               ======               ======

 The accompanying notes to financial statements are an integral part of these statements of changes in shareowners' equity.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

1. MERGER AND DISTRIBUTIONS

  During 1996, Tenneco Inc. ("Old Tenneco") undertook a series of transactions to reorganize its historical businesses (the "Transaction"). Prior to the Transaction, Old Tenneco restructured its businesses such that the assets, liabilities, and operations of its automotive ("Tenneco Automotive"), packaging ("Tenneco Packaging"), and administrative services businesses (collectively, the "Industrial Business") were owned and operated by New Tenneco Inc. ("New Tenneco"), a new wholly-owned subsidiary of Old Tenneco, and the assets, liabilities, and operations of its shipbuilding business (the "Shipbuilding Business") were owned and operated by Newport News Shipbuilding Inc. ("Newport News"), another wholly-owned subsidiary of Old Tenneco. On December 11, 1996, Old Tenneco spun-off New Tenneco and Newport News by distributing all of the common stock of each company to Old Tenneco's shareowners (the "Distributions"). Following the Distributions, on December 12, 1996, a subsidiary of El Paso Natural Gas Company ("El Paso") was merged (the "Merger") into Old Tenneco, which then consisted solely of Old Tenneco's remaining active businesses, principally in the energy industry, and certain discontinued operations (the "Energy Business"), with Old Tenneco surviving the Merger as a subsidiary of El Paso. Immediately subsequent to the Merger, Old Tenneco was renamed "El Paso Tennessee Pipeline Co.", and New Tenneco was renamed "Tenneco Inc."

  In preparation for the Merger and Distributions, Old Tenneco realigned $3.8 billion of indebtedness (the "Debt Realignment") through various cash tender offers, debt exchanges, defeasances, and other retirements. The cash funding required to consummate the Debt Realignment was financed through internally generated cash, borrowings under new credit facilities of both Old Tenneco and New Tenneco, borrowings under a new credit facility and other financings at Newport News, and proceeds from the issuance of the 8 1/4% cumulative junior preferred stock ("NPS Preferred Stock"), which was retained by Old Tenneco in the Merger. See Note 5, "Long-Term Debt, Short-Term Debt, and Financing Arrangements," for further discussion of the Debt Realignment.

  Although the separation of the Industrial Business from the remainder of the businesses, operations, and companies constituting Old Tenneco was structured as a "spin-off" of New Tenneco for legal, tax, and other reasons, New Tenneco succeeded to certain important aspects of the Old Tenneco business, organization, and affairs, namely: (i) New Tenneco was renamed "Tenneco Inc." upon the consummation of the Merger; (ii) the Industrial Business conducted by New Tenneco principally consists of Tenneco Automotive and Tenneco Packaging, which combined represented over half of the assets, revenues, and operating income of the businesses, operations, and companies previously constituting Old Tenneco; (iii) New Tenneco's Board of Directors consists of those persons previously comprising Old Tenneco's Board of Directors; (iv) New Tenneco's executive management consists substantially of Old Tenneco's executive management; and (v) New Tenneco retained as its headquarters the former headquarters of Old Tenneco in Greenwich, Connecticut. Consequently, the consolidated financial statements present the net assets and results of operations of the Shipbuilding Business and the Energy Business as discontinued operations. Shareowner approval of the Transaction was received in a special meeting on December 10, 1996. Reference is made to Note 4, "Discontinued Operations, Disposition of Assets, and Extraordinary Loss."

  In connection with the Distributions, one share of New Tenneco common stock ($.01 par value) was issued for each share of Old Tenneco common stock ($5.00 par value) and one share of Newport News common stock was issued for each five shares of Old Tenneco common stock. Also, in connection with the Merger, Old Tenneco shareowners received shares of El Paso common stock valued at approximately $914 million in the aggregate in exchange for their shares of Old Tenneco common and preferred stock. The treasury shares held by Old Tenneco did not participate in the Merger and Distributions and such shares were retained by Old Tenneco in the Merger. Subsequent to the Transaction, the common equity of Tenneco Inc. relates solely to the shares of New Tenneco (renamed Tenneco Inc.) common stock issued in the Distributions. In connection with the Transaction, the accumulated retained earnings (deficit) of Old Tenneco was eliminated. Retained earnings

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES shown on the December 31, 1996 balance sheet represents net earnings (losses) accumulated after the date of the Transaction. The effects of the issuance of New Tenneco common stock in the Distributions, the retention of treasury shares by Old Tenneco, and the elimination of Old Tenneco's retained earnings (deficit) have been reflected in the statements of changes in shareowners' equity as "Recapitalization of New Tenneco."

  For purposes of these financial statements, "Tenneco" or the "Company" refers to Old Tenneco and its subsidiaries prior to the Transaction, and to Tenneco Inc., formerly known as New Tenneco Inc., and its subsidiaries subsequent to the Transaction.

2. SUMMARY OF ACCOUNTING POLICIES

 Consolidation and Presentation

  The financial statements of the Company include all majority-owned subsidiaries. Investments in 20% to 50% owned companies where Tenneco has the ability to exert significant influence over operating and financial policies are carried at cost plus equity in undistributed earnings since the date of acquisition and cumulative translation adjustments. All significant intercompany transactions have been eliminated.

 Income Taxes

  Tenneco utilizes the liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

  Tenneco does not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries as it is the present intention of management to reinvest the unremitted earnings in its foreign operations. Unremitted earnings of foreign subsidiaries are approximately $610 million at December 31, 1996. It is not practicable to determine the amount of U.S. income taxes that would be payable upon remittance of the assets that represent those earnings.

  In connection with the Distributions, Tenneco entered into a tax sharing agreement with Newport News, Old Tenneco, and El Paso. The tax sharing agreement provides, among other things, for the allocation among the parties of tax liabilities arising prior to, as a result of, and subsequent to the Distributions. For periods subsequent to the Distributions, Tenneco will be liable for taxes imposed on the Industrial Business, Old Tenneco will be liable for taxes imposed on the Energy Business, and Newport News will be liable for taxes imposed on the Shipbuilding Business. In the case of federal income taxes imposed on the activities of the Old Tenneco consolidated group prior to the Distributions, Tenneco and Newport News are generally liable to Old Tenneco for federal income taxes attributable to the Industrial Business and Shipbuilding Business, respectively, and those entities have been allocated an agreed-upon share of estimated tax payments made by Old Tenneco.

 Changes in Accounting Principles

  In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities," which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. The provisions of the statement are effective for fiscal years beginning after December 15, 1996. The impact of this new standard is not expected to have a significant effect on Tenneco's financial position or results of operations.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes new accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The statement is effective for transactions occurring after December 31, 1996. The impact of the adoption of the new standard is not expected to have a significant effect on Tenneco's financial position or results of operations.

  Tenneco adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the first quarter of 1996. FAS No. 121 establishes new accounting standards for measuring the impairment of long-lived assets. The adoption of this new standard did not have a significant effect on Tenneco's financial position or results of operations.

  Effective January 1, 1994, Tenneco adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits." This accounting rule requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. Tenneco recorded an after-tax charge in 1994 of $39 million ($.22 per average common share), which was reported as a cumulative effect of change in accounting principle.

 Inventories

  At December 31, 1996 and 1995, inventory by major classification was as follows:

                                                                     1996  1995
                                                                     ----- -----
                                                                     (MILLIONS)
      Finished goods................................................ $ 408 $ 396
      Work in process...............................................   118   102
      Raw materials.................................................   245   253
      Materials and supplies........................................   107    87
                                                                     ----- -----
                                                                      $878 $ 838
                                                                     ===== =====

  Inventories are stated at the lower of cost or market. A portion of total inventories (46% and 47% at December 31, 1996 and 1995, respectively) is valued using the "last-in, first-out" method. All other inventories are valued on the "first-in, first-out" ("FIFO") or "average" methods. If the FIFO or average method of inventory accounting had been used by Tenneco for all inventories, inventories would have been $54 million, $48 million, and $46 million higher at December 31, 1996, 1995, and 1994, respectively.

 Goodwill and Intangibles

  At December 31, 1996 and 1995, goodwill and intangibles by major category were as follows:

                                                                    1996   1995
                                                                   ------ ------
                                                                    (MILLIONS)
      Goodwill.................................................... $  963 $  632
      Trademarks..................................................    187    194
      Patents.....................................................    156    160
      Other.......................................................     35     38
                                                                   ------ ------
                                                                   $1,341 $1,024
                                                                   ====== ======

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Goodwill is being amortized on a straight-line basis over periods ranging from 25 years to 40 years. Such amortization amounted to $21 million, $10 million, and $8 million for 1996, 1995, and 1994, respectively, and is included in the statements of income caption, "Depreciation, depletion and amortization."

  Tenneco has capitalized certain intangible assets, primarily trademarks and patents, based on their estimated fair value at date of acquisition. Amortization is provided on these intangible assets on a straight-line basis over periods ranging from 5 to 40 years. Such amortization amounted to $26 million in 1996 and was not significant during 1995 and 1994, and is included in the statements of income caption, "Depreciation, depletion and amortization."

  The majority of goodwill and intangibles at December 31, 1996, resulted from the acquisition of the plastics division of Mobil Corporation in November 1995 and the 1996 acquisitions of The Pullman Company and its Clevite products division ("Clevite") and Amoco Foam Products Company, a unit of Amoco Chemical Company ("Amoco Foam Products"). See Note 3, "Acquisitions," for further information on these acquisitions.

 Plant, Property, and Equipment, at Cost

  At December 31, 1996 and 1995, plant, property, and equipment, at cost, by major category was as follows:

                                                                   1996   1995
                                                                  ------ ------
                                                                   (MILLIONS)
      Land, buildings, and improvements.......................... $1,339 $1,125
      Machinery and equipment....................................  2,956  2,446
      Other, including construction in progress..................    575    567
                                                                  ------ ------
                                                                  $4,870 $4,138
                                                                  ====== ======

  Depreciation of Tenneco's properties is provided on a straight-line basis over the estimated useful lives of the assets. Useful lives range from 10 to 40 years for buildings and improvements and from 3 to 25 years for machinery and equipment. Depletion of timber and timberlands is provided on a unit-of-production basis.

 Notes Receivable and Allowance for Doubtful Accounts

  Short-term notes receivable of $45 million and $53 million were outstanding at December 31, 1996 and 1995, respectively.

  At December 31, 1996 and 1995, the allowance for doubtful accounts and notes receivable was $32 million and $24 million, respectively.

 Environmental Liabilities

  Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered including prior experience in remediation of contaminated sites, other companies' clean-up experience, and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES based on actual costs or new information. These liabilities are included in the balance sheet at their undiscounted amounts. Recoveries are evaluated separately from the liability and, when assured, are recorded and reported separately from the associated liability in the financial statements. For further information on this subject, reference is made to Note 14, "Commitments and Contingencies."

 Earnings Per Share

  Earnings per share of common stock are based on the average number of shares of common stock outstanding during each period. For purposes of computing earnings per share, Series A preferred stock was included in average common shares outstanding until its conversion into common stock in December 1994; therefore, the preferred dividends paid were not deducted from net income to determine net income to common stock. The inclusion of Series A preferred stock in the computation of earnings per share was antidilutive for the year and certain quarters in 1994. Other convertible securities and common stock equivalents outstanding during each of the three years ended December 31, 1996, 1995, and 1994, were not materially dilutive. Tenneco's preferred stock was converted into El Paso common stock as part of the Merger; therefore, preferred stock dividends have been deducted from income from discontinued operations in determining earnings per share.

  In 1992, 12,000,000 shares of common stock were issued to the Stock Employee Compensation Trust ("SECT"). Shares of common stock issued to a related trust are not considered to be outstanding in the computation of average shares of common stock outstanding until the shares are utilized to fund the obligations for which the trust was established. During the years ended December 31, 1996, 1995, and 1994, the SECT issued 4,358,084, 2,697,770, and 2,464,721 shares, respectively. All of the remaining shares held by the SECT were issued during the first nine months of 1996 to fund employee benefits and other obligations of the trust.

  Under Tenneco's stock repurchase programs, a total of approximately 17 million shares of Tenneco Inc. common stock have been acquired since December 1994. All treasury shares were retained by Old Tenneco in connection with the Merger. For further information, reference is made to Note 8, "Common Stock."

 Allocation of Corporate Debt and Interest Expense

  Tenneco's historical practice has been to incur indebtedness for its consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and to centrally manage various cash functions. Consequently, corporate debt of Tenneco, prior to the Transaction, has been allocated to the discontinued Energy Business and the discontinued Shipbuilding Business based upon the ratio of the Energy Business and Shipbuilding Business net assets to Tenneco's consolidated net assets plus debt. Interest expense, net of tax, has been allocated to Tenneco's discontinued operations (see Note 4) based on the same allocation methodology.

 Research and Development

  Research and development costs are expensed as incurred. Research and development expenses were $60 million, $42 million, and $27 million for 1996, 1995, and 1994, respectively, and were charged to "Engineering, research, and development expenses."

 Realignment Charges

  In 1996, the Company recorded charges of approximately $70 million in connection with the reorganization of Tenneco Packaging's folding carton operations and the realignment of Tenneco Automotive's: (i) Walker exhaust system original equipment and aftermarket manufacturing operations in Europe,
(ii) Walker aftermarket operations in North America, and (iii) Monroe's ride control product line.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  In 1995, Tenneco Packaging recorded charges of approximately $30 million in connection with the realignment of molded fiber and aluminum foil operations. In 1994, Tenneco Automotive recorded charges of approximately $17 million in connection with plant consolidations in Europe associated with the acquisition of Gillet and approximately $5 million associated with the closing of a plant in Ohio.

 Foreign Currency Translation

  Financial statements of international operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each applicable period for revenues, expenses, and gains and losses. Translation adjustments are reflected in the balance sheet caption, "Cumulative translation adjustments."

 Risk Management Activities

  Tenneco is currently a party to financial instruments to mitigate its exposure to changes in foreign currency exchange rates. These financial instruments are accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. After-tax net gains or losses on foreign currency contracts designated as hedges of Tenneco's net investments in foreign subsidiaries are recognized in the balance sheet caption, "Cumulative translation adjustments." Net gains or losses on foreign currency contracts designated as hedges of firm commitments or other specific transactions are deferred and recognized when the offsetting gains or losses are recognized on the hedged items.

  In the statements of cash flows, cash receipts or payments related to the financial instruments are classified consistent with the cash flows from the transactions being hedged.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of Tenneco's assets, liabilities, revenues and expenses. Reference is made to the "Income Taxes" section of this footnote and Notes 11, 12, and 14 for additional information on significant estimates included in Tenneco's financial statements.

 Reclassifications

  Prior years' financial statements have been reclassified where appropriate to conform to 1996 presentations.

3. ACQUISITIONS

  In June 1996, Tenneco entered into agreements to acquire Clevite for approximately $328 million and Amoco Foam Products for $310 million. Clevite makes suspension bushings and other elastomeric parts for cars and trucks. Upon completion of the Clevite acquisition in July 1996, Clevite's operations became part of Tenneco Automotive. Amoco Foam Products manufactures expanded polystyrene tableware, hinged-lid food containers, packaging trays, and industrial products for residential and commercial construction applications. Tenneco closed the acquisition of Amoco Foam Products in August 1996, and Amoco Foam Products became part of Tenneco Packaging. Also during 1996, Tenneco completed the acquisitions of or investments in various other businesses and joint ventures, principally in the automotive parts industry, for total consideration of approximately $110 million.

  A preliminary allocation of the purchase price has been made for these acquisitions. A final determination of the purchase price allocation will be made upon the completion of certain ongoing appraisals; however,

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES management does not believe that any adjustments to the preliminary purchase price allocation will be material to Tenneco's financial position or results of operations.

  In November 1995, Tenneco Packaging acquired the plastics division of Mobil Corporation for $1.3 billion. The plastics business is one of the largest North American producers of polyethylene and polystyrene consumer and food service packaging. The following unaudited pro forma information of Tenneco illustrates the effect of the plastics business acquisition as if it had occurred at the beginning of 1994, after giving effect to certain pro forma adjustments including amortization of the excess purchase price, depreciation, and other adjustments based on the purchase price allocation related to the acquisition, together with estimates of the related income tax effects.

                                                                   (UNAUDITED)
                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1995   1994
                                                                  ------ ------
                                                                    (MILLIONS
                                                                  EXCEPT SHARE
                                                                    AMOUNTS)
      Net sales and operating revenues........................... $6,217 $5,203
      Income from continuing operations.......................... $  268 $  181
      Earnings per average share of common stock from continuing operations................................................ $ 1.54 $ 1.01

  The summarized pro forma information has been prepared for comparative purposes only. It is not intended to be indicative of the actual operating results that would have occurred had the acquisition been consummated at the beginning of 1994, or the results that may be attained in the future.

  Also during 1995, Tenneco Packaging completed additional acquisitions of eight paperboard packaging businesses and two specialty packaging businesses for a total purchase price of approximately $196 million. In addition, Tenneco Automotive completed four acquisitions in 1995 for a total purchase price of approximately $54 million.

  All of the acquisitions discussed above have been accounted for as purchases; accordingly, the purchase price has been allocated to the assets purchased, and the liabilities assumed based on their fair values. The excess of the purchase price over the fair value of the net assets acquired is included in the balance sheet caption, "Goodwill and intangibles, net."

4. DISCONTINUED OPERATIONS, DISPOSITION OF ASSETS, AND EXTRAORDINARY LOSS

 Discontinued Operations

  The Energy Business and Shipbuilding Business

  As a result of the Merger, El Paso indirectly acquired the net assets of the Energy Business, including approximately $2.8 billion of debt and preferred stock obligations, as well as certain liabilities related to operations previously discontinued by Old Tenneco. See Note 1, "Merger and
Distributions," for additional information.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Net assets as of December 31, 1995 and 1994, and results of operations for the years ended December 31, 1996, 1995, and 1994, for the Energy Business are as follows:

                                                         1996    1995    1994
                                                        ------  ------  ------
                                                             (MILLIONS)
Net assets at December 31 (Note)....................... $   --  $  452  $  334
                                                        ======  ======  ======
Net sales and operating revenues....................... $2,512  $1,921  $2,381
                                                        ======  ======  ======
Income before income taxes and interest allocation..... $  291  $  269  $  384
Income tax expense.....................................    (78)    (32)   (122)
                                                        ------  ------  ------
Income before interest allocation......................    213     237     262
Allocated interest expense, net of income tax (Note)...   (86)    (79)    (92)
                                                        ------  ------  ------
Income from discontinued operations before transaction
 costs................................................. $  127  $  158  $  170
                                                        ======  ======  ======

--------
Note: Reference is made to Note 2, "Summary of Accounting Policies--Allocation of Corporate Debt and Interest Expense," for a discussion of the allocation of corporate debt and interest expense to discontinued operations.

  On December 11, 1996, one day prior to the Merger, Old Tenneco completed the distribution of the common stock of Newport News to the holders of Old Tenneco common stock. As part of the Distributions, Newport News retained the net assets of the Shipbuilding Business, including approximately $600 million of debt which had been issued during November 1996 in connection with the Debt Realignment. See Note 1, "Merger and Distributions," for additional information.

  Net assets as of December 31, 1995 and 1994, and results of operations for the years ended December 31, 1996, 1995, and 1994, for the Shipbuilding Business are as follows:

                                                         1996    1995    1994
                                                        ------  ------  ------
                                                             (MILLIONS)
Net assets at December 31 (Note)....................... $   --  $  270  $  198
                                                        ======  ======  ======
Net sales and operating revenues....................... $1,822  $1,756  $1,753
                                                        ======  ======  ======
Income before income taxes and interest allocation..... $  133  $  160  $  200
Income tax expense.....................................    (43)    (68)    (85)
                                                        ------  ------  ------
Income before interest allocation......................     90      92     115
Allocated interest expense, net of income tax (Note)...    (20)    (19)    (20)
                                                        ------  ------  ------
Income from discontinued operations before transaction
 costs................................................. $   70  $   73  $   95
                                                        ======  ======  ======

--------
Note: Reference is made to Note 2, "Summary of Accounting Policies--Allocation of Corporate Debt and Interest Expense," for a discussion of the allocation of corporate debt and interest expense to discontinued operations.

  The costs incurred to complete the Transaction, consisting primarily of financial advisory, legal, accounting, printing and other costs, of approximately $108 million, net of a $17 million income tax benefit, have been recorded as a component of 1996 income from discontinued operations.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

 Farm and Construction Equipment Operations

  In June 1994, Tenneco completed an initial public offering ("IPO") of approximately 29% of the common stock of Case Corporation ("Case"), the holder of Tenneco's farm and construction equipment segment. In November 1994, a secondary offering of Case common stock reduced Tenneco's ownership interest in Case to approximately 44%. Combined proceeds from the two transactions was $694 million, net of commissions and offering expenses. The combined gain on the transactions was $36 million, including a $7 million tax benefit. In an August 1995 public offering, Tenneco sold an additional 16.1 million shares of Case common stock for net proceeds of approximately $540 million. The sale resulted in a gain of $101 million and reduced Tenneco's ownership in Case from 44% to 21%. In December 1995, Tenneco sold to a third party a subordinated note receivable due from Case, which was received as part of the reorganization preceding the Case IPO, for net proceeds of $298 million and recognized a gain of $32 million. In March 1996, Tenneco sold its remaining
15.2 million shares of common stock of Case in a public offering. Net proceeds of approximately $788 million were received, resulting in a gain of $340 million, net of $83 million in income tax expense.

  Net assets as of December 31, 1995 and 1994, and results of operations for the years ended December 31, 1996, 1995, and 1994, for the farm and construction equipment segment are as follows:

                                                            1996   1995   1994
                                                            -----  ----  ------
                                                               (MILLIONS)
Net assets at December 31.................................. $  --  $323  $  794
                                                            =====  ====  ======
Net sales and operating revenues........................... $  --  $ --  $3,881
                                                            =====  ====  ======
Income before income taxes and interest allocation......... $   1  $126  $  210
Income tax (expense) benefit...............................    --     8     (59)
                                                            -----  ----  ------
Income before interest allocation .........................     1   134     151
Allocated interest expense, net of income tax (Note).......    (2)  (21)    (49)
                                                            -----  ----  ------
Income (loss) from operations..............................    (1)  113     102
                                                            -----  ----  ------
Gains on dispositions .....................................   423   135      29
Income tax (expense) benefit from disposition..............   (83)   (2)      7
                                                            -----  ----  ------
Net gains on dispositions..................................   340   133      36
                                                            -----  ----  ------
Income from discontinued operations........................ $ 339  $246  $  138
                                                            =====  ====  ======

--------
Note: Reference is made to Note 2, "Summary of Accounting Policies--Allocation of Corporate Debt and Interest Expense," for a discussion of the allocation of corporate debt and interest expense to discontinued operations.

 Chemicals and Brakes Operations

  In March 1995, Tenneco completed an IPO of 100% of its Albright & Wilson chemicals segment. The offering was underwritten in the United Kingdom and was offered primarily in the United Kingdom. Also in 1994, Tenneco sold its brakes operation. Net proceeds from sales of the chemicals and the brakes operations were approximately $700 million and $18 million, respectively.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Net assets and results from the chemicals and brakes operations as of and for the year ended December 31, 1994, are as follows:

                                                                      1994
                                                                ----------------
                                                                CHEMICALS BRAKES
                                                                --------- ------
                                                                   (MILLIONS)
Net assets at December 31......................................   $ 633    $ --
                                                                  =====    ====
Net sales and operating revenues...............................   $ 986    $ 62
                                                                  =====    ====
Income (loss) before income taxes and interest allocation......   $  40    $ (8)
Income tax (expense) benefit...................................      (9)      5
                                                                  -----    ----
Income (loss) before interest allocation.......................      31      (3)
Allocated interest expense, net of income tax (Note)...........     (19)     (2)
                                                                  -----    ----
Income (loss) from operations..................................      12      (5)
                                                                  -----    ----
Loss on disposition............................................     (55)    (41)
Income tax (expense) benefit from disposition..................    (115)     15
                                                                  -----    ----
Net loss on disposition........................................    (170)    (26)
                                                                  -----    ----
Loss from discontinued operations..............................   $(158)   $(31)
                                                                  =====    ====

--------
Note: Reference is made to Note 2, "Summary of Accounting Policies--Allocation of Corporate Debt and Interest Expense," for a discussion of the allocation of corporate debt and interest expense to discontinued operations.

 Disposition of Assets

  In the second quarter of 1996, Tenneco Packaging entered into an agreement to form a joint venture with Caraustar Industries whereby Tenneco Packaging sold its two recycled paperboard mills and a fiber recycling operation and brokerage business to the joint venture in return for cash and an equity interest in the joint venture. Proceeds from the sale were approximately $115 million and the Company recognized a $50 million pre-tax gain in the second quarter of 1996.

  In 1995, Tenneco sold certain facilities and assets, principally at its Tenneco Packaging segment. Proceeds from these dispositions totaled approximately $56 million, resulting in a pre-tax gain of $15 million.

  During 1994, Tenneco disposed of several assets and investments, including a facility, machinery and equipment at Tenneco Packaging. Proceeds from these dispositions were $16 million, resulting in a pre-tax gain of $5 million.

  Gains and losses on the sale of businesses and assets have been included in "Other income, net" for the accompanying statements of income.

 Extraordinary Loss

  As discussed further in Note 5, "Long-Term Debt, Short-Term Debt and Financing Arrangements," Tenneco completed the Debt Realignment to realign and divide its consolidated indebtedness in contemplation of the Merger and Distributions. As a result of the Debt Realignment, Tenneco recognized an extraordinary loss of approximately $236 million, net of a tax benefit of approximately $126 million. This extraordinary loss consists principally of the fair value paid in the cash tender offers and the fair value of debt exchanged in the debt exchange offers in excess of the historical net carrying value for the debt tendered and exchanged.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  In June 1994, an extraordinary loss of $5 million was recorded, net of an income tax benefit of approximately $2 million, for the redemption premium resulting from the prepayment of debt.

5. LONG-TERM DEBT, SHORT-TERM DEBT, AND FINANCING ARRANGEMENTS

  In contemplation of the Merger and Distributions, Tenneco initiated the Debt Realignment to restructure, realign, and divide its consolidated indebtedness. As part of the Debt Realignment, Tenneco completed certain cash tender offers for approximately $1.5 billion aggregate principal amount of outstanding notes and debentures (the "Cash Tender Offers"). In addition, approximately $1.9 billion aggregate principal amount of Old Tenneco notes and debentures were exchanged, in a noncash transaction, into notes and debentures of New Tenneco and were recorded by New Tenneco based on the fair value of such debt on the date of exchange (the "Exchange Offers"). Certain other components of Tenneco's historical consolidated short-term and long-term debt were defeased, redeemed or retired in the Debt Realignment. The cash funding requirements of the Debt Realignment were financed with internally generated cash, new borrowings by Old Tenneco, Newport News and New Tenneco and proceeds from the issuance of the NPS Preferred Stock by Old Tenneco. All obligations relating to the NPS Preferred Stock and all borrowings under the Old Tenneco credit facility and the other remaining debt of the Energy Business, including the debt which was not tendered or exchanged in the Debt Realignment, were retained by Old Tenneco in the Merger. Similarly, all borrowings made by New Tenneco and Newport News in connection with the Debt Realignment were retained by Tenneco and Newport News, respectively, after the Distribution.

  Subsequent to the Merger and Distributions, the majority of Tenneco's long-term debt consists of the notes and debentures exchanged pursuant to the Exchange Offers and the majority of its short-term debt consists of commercial paper borrowings. The summary of long-term and short-term debt amounts at December 31, 1995, presented below represents the historical consolidated indebtedness of Tenneco, the majority of which was subject to the Debt Realignment, and includes a reduction for the amount of corporate debt allocated to the net assets of the discontinued Energy Business and Shipbuilding Business. See Note 2, "Summary of Significant Accounting Policies--Allocation of Corporate Debt and Interest Expense."

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

 Long-Term Debt

  A summary of long-term debt obligations of Tenneco at December 31, 1996 and 1995, is set forth in the following table:

                                                                   1996   1995
                                                                  ------ ------
                                                                   (MILLIONS)
Tenneco Inc.--
 Debentures due 2008 through 2025, average effective interest rate 7.3% in 1996 and 8.7% in 1995 (including $76 million in
  1996 of unamortized premium and net of $2 million in 1995 of unamortized discount).......................................... $  725 $  698
 Notes due 1999 through 2012, average effective interest rate
  6.7% in 1996 and 8.8% in 1995 (including $60 million in 1996 of unamortized premium and net of $5 million in 1995 of
  unamortized discount)..........................................  1,271  1,962
Tennessee Gas Pipeline Company--
 Debentures due 2011, effective interest rate 15.1% (net of $216
  million of unamortized discount)...............................     --    184
 Notes due 1996 through 1997, average effective interest rate
  9.7% (net of $5 million of unamortized discount)...............     --    573
Tenneco Credit Corporation--
 Senior notes due 1996 through 2001, average effective interest
  rate 9.7% (net of $1 million of unamortized discount)..........     --    549
 Medium-term notes due 1996 through 2002, average interest rate
  9.0%...........................................................     --     38
 Subordinated notes due 1998 through 2001, average interest rate
  9.9%...........................................................     --     92
Other subsidiaries--
 Notes due 1997 through 2016, average effective interest rate
  7.2% in 1996 and 10.1% in 1995 (net of $23 million in 1996 and
  $46 million in 1995 of unamortized discount)...................     79     75
                                                                  ------ ------
                                                                   2,075  4,171
Less--current maturities.........................................      8    420
                                                                  ------ ------
Total long-term debt.............................................  2,067  3,751
Less--long-term corporate debt allocated to net assets of
 discontinued operations.........................................     --  2,103
                                                                  ------ ------
Total long-term debt, net of allocation to net assets of
 discontinued operations......................................... $2,067 $1,648
                                                                  ====== ======

  At December 31, 1996 and 1995, approximately $70 million and $72 million, respectively, of gross plant, property and equipment was pledged as collateral to secure $25 million and $30 million, respectively, principal amounts of long-term debt.

  The aggregate maturities and sinking fund requirements applicable to the issues outstanding at December 31, 1996 are $8 million, $9 million, $255 million, $9 million, and $186 million for 1997, 1998, 1999, 2000, and 2001, respectively.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

 Short-Term Debt

  Tenneco uses commercial paper, lines of credit and overnight borrowings to finance its short-term capital requirements. Information regarding short-term debt as of and for the years ended December 31, 1996 and 1995 are as follows:

                                            1996                   1995
                                   ---------------------- ----------------------
                                   COMMERCIAL   CREDIT    COMMERCIAL   CREDIT
                                     PAPER    AGREEMENTS*   PAPER    AGREEMENTS*
                                   ---------- ----------- ---------- -----------
                                               (DOLLARS IN MILLIONS)
Outstanding borrowings at end of
 year............................     $219      $    9       $346       $101
Weighted average interest rate on
 outstanding borrowings at end of
 year............................      5.6%        6.5%       6.2%       7.2%
Approximate maximum month-end
 outstanding borrowings during
 year............................     $336      $2,580       $615       $486
Approximate average month-end
 outstanding borrowings during
 year............................     $108      $  800       $109       $103
Weighted average interest rate on
 approximate average month-end
 outstanding borrowings during
 year............................      5.7%        6.5%       6.2%       8.6%

--------
* Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

  Tenneco had other short-term borrowings outstanding of $41 million at December 31, 1995.

 Short-Term Corporate Debt Allocation

                                                                    1996  1995
                                                                    ----- -----
                                                                    (MILLIONS)
Current maturities on long-term debt............................... $   8 $ 420
Commercial paper...................................................   219   346
Credit agreements..................................................     9   101
Other..............................................................    --    41
                                                                    ----- -----
Total short-term debt..............................................   236   908
Less-short-term corporate debt allocated to net assets of
 discontinued operations...........................................    --   524
                                                                    ----- -----
Total short-term debt, net of allocation to discontinued
 operations........................................................ $ 236 $ 384
                                                                    ===== =====

 Financing Arrangements

                                                 COMMITTED CREDIT FACILITIES(A)
                                                 -------------------------------
                                          TERM   COMMITMENTS UTILIZED  AVAILABLE
                                         ------- ----------- --------  ---------
                                                           (MILLIONS)
Tenneco Inc. credit agreements..........    2001   $1,750      $219(b)  $1,531
Subsidiaries' credit agreements......... Various       49         5         44
                                                   ------      ----     ------
                                                   $1,799      $224     $1,575
                                                   ======      ====     ======

--------
Notes: (a) Tenneco and its subsidiaries generally are required to pay commitment fees on the unused portion of the total commitment and facility fees on the total commitment.
   (b) Tenneco's committed long-term credit facilities support its commercial paper borrowings; consequently, the amount available under the committed long-term credit facilities is reduced by outstanding commercial paper borrowings.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  At December 31, 1996, Tenneco's principal credit facility was a $1.75 billion committed financing arrangement with a syndicate of banks and other financial institutions which expires in 2001. Committed borrowings under this credit facility bear interest at an annual rate equal to, at the borrower's option, either (i) a rate consisting of the higher of Morgan Guaranty Trust Company of New York's prime rate or the federal funds rate plus 50 basis points; (ii) a rate of LIBOR plus a margin determined based on the credit rating of Tenneco's long-term debt; or (iii) a rate based on money market rates pursuant to competitive bids by the syndicate banks.

  The credit facility requires that the Company's consolidated ratio of debt to total capitalization not exceed 70%. Compliance with this requirement is a condition for any incremental borrowings under the credit facility and failure to meet the requirement enables the syndicate banks to require repayment of any outstanding loans after a 30-day cure period. In addition, the credit facility imposes certain other restrictions, none of which are expected to limit the Company's ability to operate its business in the ordinary course.

6. FINANCIAL INSTRUMENTS

  The carrying and estimated fair values of Tenneco's financial instruments by class at December 31, 1996 and 1995, were as follows:

                                                  1996               1995
                                            -----------------  -----------------
                                            CARRYING   FAIR    CARRYING   FAIR
                                             AMOUNT    VALUE    AMOUNT    VALUE
                                            --------  -------  --------  -------
                                                       (MILLIONS)
                                                  ASSETS (LIABILITIES)
Long-term debt (including current
 maturities) (Note)........................ $(2,075)  $(2,069) $(4,171)  $(4,759)
Instruments With Off-Balance-Sheet Risk
  Foreign currency contracts...............       1         1        5         4
  Financial guarantees.....................      --       (15)      --       (15)

--------
Note: The carrying amount and estimated fair value of long-term debt for 1995 includes amounts allocated to net assets of discontinued operations.

 Asset and Liability Instruments

  The fair value of cash and temporary cash investments, receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount. At December 31, 1996 and 1995, respectively, Tenneco's aggregate customer and long-term receivable balance was concentrated by industry segment as follows: Tenneco Automotive, 69% and 77%, respectively, and Tenneco Packaging, 31% and 23%, respectively.

  Long-term debt--The fair value of fixed-rate long-term debt was based on the market value of debt with similar maturities and interest rates.

 Instruments With Off-Balance-Sheet Risk

  Foreign Currency Contracts--Tenneco utilizes foreign exchange forward contracts to hedge the translation effects of Tenneco's investment in net assets in certain foreign subsidiaries. Pursuant to these arrangements, Tenneco recognized aggregate after-tax translation gains (losses) of $(31) million, $3 million and $(2) million for 1996, 1995, and 1994, respectively, which have been included in the balance sheet caption, "Cumulative translation adjustments."

  In the normal course of business, Tenneco and its foreign subsidiaries also routinely enter into various foreign currency forward purchase and sale contracts to hedge the transaction effect of exchange rate movements

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES on receivables and payables denominated in foreign currencies. These foreign currency contracts generally mature in one year or less.

  In managing its foreign currency exposures, Tenneco identifies naturally occurring offsetting positions and then hedges residual exposures. The following table summarizes by major currency the contractual amounts of foreign currency contracts utilized by Tenneco:

                                                 NOTIONAL AMOUNT
                                       ----------------------------------------
                                       DECEMBER 31, 1996   DECEMBER 31, 1995
                                       -----------------   --------------------
                                        PURCHASE   SELL     PURCHASE   SELL
                                       ---------- -------- ---------- ---------
                                                    (MILLIONS)
Foreign currency contracts (in US$):
  Australian Dollars..................   $      6 $     34   $      1 $     202
  British Pounds......................        344      153         81       125
  Canadian Dollars....................        128      120         23        50
  French Francs.......................         47       22         44        16
  German Marks........................         73      110         --        11
  U.S. Dollars........................         65      304        240        81
  Other...............................        118       37        127        72
                                         -------- --------   -------- ---------
                                         $    781 $    780   $    516 $     557
                                         ======== ========   ======== =========

  Based on exchange rates at December 31, 1996 and 1995, the cost of replacing these contracts in the event of non-performance by the counterparties would not have been material.

  Guarantees--At December 31, 1996 and 1995, Tenneco had guaranteed payment and performance of approximately $15 million, primarily with respect to letters of credit and other guarantees supporting various financing and operating activities.

7. INCOME TAXES

  The domestic and foreign components of income from continuing operations before income taxes are as follows:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                                 --------------
                                                                 1996 1995 1994
                                                                 ---- ---- ----
                                                                   (MILLIONS)
U.S. income before income taxes................................. $248 $361 $242
Foreign income before income taxes..............................  185  151  110
                                                                 ---- ---- ----
Income before income taxes...................................... $433 $512 $352
                                                                 ==== ==== ====

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Following is a comparative analysis of the components of income tax expense applicable to continuing operations:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                               ----------------
                                                               1996 1995  1994
                                                               ---- ----- -----
                                                                  (MILLIONS)
Current--
  U.S......................................................... $ 92 $  54 $  42
  State and local.............................................   23    38    23
  Foreign.....................................................   56    64    30
                                                               ---- ----- -----
                                                                171   156    95
                                                               ==== ===== =====
Deferred--
  U.S.........................................................   15    61    31
  Foreign and other...........................................    8    14   (12)
                                                               ---- ----- -----
                                                                 23    75    19
                                                               ==== ===== =====
Income tax expense............................................ $194 $ 231 $ 114
                                                               ==== ===== =====

  Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35% for all years presented) to the income tax expense reflected in the statements of income:

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                               ---------------
                                                               1996 1995  1994
                                                               ---- ----- ----
                                                                 (MILLIONS)
Tax expense computed at the statutory U.S. federal income tax rate......................................................... $152 $ 179 $123
Increases (reductions) in income tax expense resulting from:
  Foreign income taxed at different rates and foreign losses
   with no tax benefit........................................    7    17  (12)
  State and local taxes on income, net of U.S. federal income
   tax benefit................................................   15    25   16
  Amortization of nondeductible goodwill......................    7     4    3
  Recognition of previously unbenefited foreign loss
   carryforwards..............................................   --    --  (12)
  Other.......................................................   13     6   (4)
                                                               ---- ----- ----
Income tax expense............................................ $194 $ 231 $114
                                                               ==== ===== ====

  The components of Tenneco's net deferred tax liability at December 31, 1996 and 1995, were as follows:

                                                                    1996  1995
                                                                    ----  -----
                                                                    (MILLIONS)
Deferred tax assets--
  Tax loss carryforwards........................................... $114  $  83
  Postretirement benefits other than pensions......................   51     41
  Other............................................................   56     31
  Valuation allowance.............................................. (119)   (83)
                                                                    ----  -----
    Net deferred tax asset.........................................  102     72
                                                                    ----  -----
Deferred tax liabilities--
  Tax over book depreciation.......................................  238    204
  Pension..........................................................  184    158
  Book versus tax gains and losses on asset disposals..............   --     63
  Other............................................................    1      7
                                                                    ----  -----
    Total deferred tax liability...................................  423    432
                                                                    ----  -----
  Net deferred tax liability....................................... $321  $ 360
                                                                    ====  =====

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  As reflected by the valuation allowance in the table above, Tenneco had potential tax benefits of $119 million and $83 million at December 31, 1996 and 1995, respectively, which were not recognized in the statements of income when generated. These benefits resulted primarily from foreign tax loss carryforwards which are available to reduce future foreign tax liabilities. At December 31, 1996, Tenneco had tax benefits of $114 million from foreign net operating loss carryforwards which do not expire.

8. COMMON STOCK

  At December 31, 1996, Tenneco had authorized 350,000,000 shares ($ .01 par value) of common stock of which 171,567,658 shares were issued. At December 31, 1995, Old Tenneco had authorized 350,000,000 shares ($5.00 par value) of common stock of which 191,351,615 shares were issued. The SECT held no shares at December 31, 1996. At December 31, 1995, the SECT held 4,358,084 shares, which are included in the issued shares quoted above. Tenneco Inc. held no shares of treasury stock at December 31, 1996. The 16,422,619 shares of treasury stock held at December 31, 1995, were retained by Old Tenneco in the Merger. See Note 1, "Merger and Distributions."

 Stock Repurchase Plans

  In 1996, Tenneco completed the $500 million common stock repurchase program initiated in December 1994. In 1995, Tenneco announced two additional repurchase programs, one for up to 3 million shares and another for 2.5 million shares. Purchases executed through the programs were made in the open market or in negotiated purchases. Under these programs, approximately 17 million shares have been acquired at a total cost of over $750 million. All treasury stock purchased under these programs became the treasury stock of Old Tenneco.

 Reserved

  The total number of shares of Tenneco Inc. common stock reserved for issuance at December 31, 1996 and 1995 were as follows:

                                                                DECEMBER 31,
                                                            --------------------
                      ORIGINAL ISSUE SHARES                    1996      1995
                      ---------------------                 ---------- ---------
      Thrift Plan..........................................    476,372        --
      Restricted Stock Plans...............................     62,000   323,706
      Stock Ownership Plan................................. 17,000,000 3,241,573
      Employee Stock Purchase Plan.........................  2,500,000        --
      Performance Unit Plan................................         -- 1,654,494
      Other................................................         --    35,820
                                                            ---------- ---------
                                                            20,038,372 5,255,593
                                                            ========== =========

 Stock Plans

  Tenneco Inc. Stock Ownership Plan--In May 1994 Tenneco adopted the 1994 Tenneco Inc. Stock Ownership Plan (the "1994 Stock Ownership Plan"), effective as of December 8, 1993. This plan provided Tenneco the latitude to grant a variety of awards, such as common stock, performance units, and stock options, to officers and key employees of the Tenneco companies. In conjunction with the Merger, all options held by employees of the Energy Business were vested and any unexercised options were cancelled as of December 11, 1996. In connection with the Distributions, options held by employees of the Shipbuilding Business were cancelled as of December 11, 1996, and were subsequently replaced with options granted under a new stock

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES ownership plan adopted by Newport News. All Old Tenneco stock options granted to New Tenneco employees prior to the Distributions were, in connection with the Distributions, cancelled and replaced with options to purchase New Tenneco common stock pursuant to a new stock ownership plan adopted by New Tenneco in December 1996 (the "1996 Stock Ownership Plan"). The options were replaced with the appropriate number of New Tenneco options so that the aggregate option value thereof immediately after the Distributions equaled the aggregate value thereof immediately before the Distributions. The 1994 Stock Ownership Plan was terminated effective as of December 11, 1996.

  The 1996 Stock Ownership Plan permits the granting of a variety of awards, including common stock, restricted stock, performance units, stock appreciation rights, and stock options to officers and employees of Tenneco. Tenneco can issue up to 17,000,000 shares of common stock under the 1996 Stock Ownership Plan, which will terminate December 31, 2001.

  Key Employee Restricted Stock and Performance Shares--Tenneco has granted restricted stock and restricted units under various employee restricted stock plans to certain key employees. These awards generally require, among other things, that the employee remain an employee of Tenneco during the restriction period. Tenneco has also granted performance shares to certain key employees which will vest based upon the attainment of specified goals within four years from the date of grant. During 1996, 1995, and 1994, Tenneco granted 465,075, 481,625 and 395,840 shares and units, respectively, with a weighted average fair value based on the price of Tenneco's stock on the grant date of $48.54, $43.62, and $52.91 per share, respectively. Any restricted stock and performance shares awarded after the Distributions will be issued under the 1996 Stock Ownership Plan. At December 31, 1996, no restricted shares or performance shares were outstanding.

  Under another arrangement, restricted stock or restricted units are issued annually to each member of the Board of Directors who is not also an officer of Tenneco. During 1996, 1995, and 1994, 3,300, 3,000, and 2,500 restricted shares were issued at a weighted average fair value of Tenneco Inc.'s stock on the grant date of $48.25, $42.88, and $53.94 per share, respectively. In December 1996, Tenneco adopted a new restricted stock and unit plan for each member of the Board of Directors who is not also an officer of Tenneco. At December 31, 1996, 23,464 restricted shares were outstanding under the new plan.

  In conjunction with the Transaction, all outstanding restricted shares and performance shares as of November 1, 1996, were vested and Tenneco recognized an after-tax compensation expense of $18 million, of which approximately $7 million related to restricted stock and performance shares awarded to employees of the Energy Business and Shipbuilding Business.

  Employee Stock Purchase Plan--In June 1992 Tenneco initiated an Employee Stock Purchase Plan (the "ESPP"). The ESPP allows U.S. and Canadian Tenneco employees to purchase Tenneco Inc. common stock at a 15% discount. Each year employees participating in the ESPP may purchase shares with a discounted value not to exceed $21,250. Under the ESPP, Tenneco sold 657,936, 633,495, and 588,325 shares to employees in 1996, 1995, and 1994, respectively. The weighted average fair value of the employee purchase right, which was estimated using the Black-Scholes option pricing model and the assumptions described below except that the average life of each purchase right was assumed to be 90 days, was $10.84 and $9.39 in 1996 and 1995, respectively. The ESPP was terminated as of the date of the Distributions. The Company adopted a new employee stock purchase plan effective April 1, 1997. At December 31, 1996, Tenneco had reserved 2,500,000 shares to be issued pursuant to the new employee stock purchase plan.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  The following table reflects the status and activity for all stock options issued by Tenneco Inc., including those outside the option plans discussed above, for the periods indicated:

                                1996                1995               1994
                         ------------------- ------------------ ------------------
                                    WEIGHTED           WEIGHTED           WEIGHTED
                           SHARES     AVG.    SHARES     AVG.    SHARES     AVG.
                           UNDER    EXERCISE   UNDER   EXERCISE   UNDER   EXERCISE
     STOCK OPTIONS         OPTION    PRICES   OPTION    PRICES   OPTION    PRICES
     -------------       ---------- -------- --------- -------- --------- --------
Outstanding, beginning
 of year................  3,019,116  $46.99  2,084,942  $51.08    434,114  $40.57
  Granted--Options......  8,178,600   46.17  1,493,505   43.01  1,718,320   53.84
  Exercised--Options....    817,212   45.29      2,700   41.30      2,250   40.54
      --SARs............     25,741   36.23     45,215   40.47     28,832   41.10
  Issuance of New
   Tenneco options......  5,015,258   41.19         --      --         --      --
  Cancelled.............  4,492,263   46.01    511,416   52.63     36,410   53.88
                         ----------  ------  ---------  ------  ---------  ------
Outstanding, end of
 year................... 10,877,758  $43.41  3,019,116  $46.99  2,084,942  $51.08
                         ==========  ======  =========  ======  =========  ======
Options exercisable at
 end of year............  1,809,596  $41.67    846,889  $47.80    471,732  $42.21
                         ==========  ======  =========  ======  =========  ======
Weighted average fair
 value of options
 granted during the
 year................... $    11.37          $   11.82
                         ==========          =========

  The fair value of each option granted during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for grants in 1996 and 1995, respectively: (i) risk-free interest rates of 5.9% and 7.1%; (ii) expected lives of 5.0 years and 5.0 years; (iii) expected volatility 25.1% and 28.9%; and (iv) dividend yield of 3.4% and 3.6%.

  The following table reflects summarized information about stock options outstanding at December 31, 1996:

                                 OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                           -------------------------------- --------------------
                                        WEIGHTED
                                          AVG.     WEIGHTED             WEIGHTED
         RANGE OF            NUMBER     REMAINING    AVG.     NUMBER      AVG.
         EXERCISE          OUTSTANDING CONTRACTUAL EXERCISE EXERCISABLE EXERCISE
          PRICE            AT 12/31/96    LIFE      PRICE   AT 12/31/96  PRICE
         --------          ----------- ----------- -------- ----------- --------
$31 to $37................  1,440,642   7.3 years   $35.81     669,442   $34.52
 37 to  43................  2,246,527   8.9          41.54     138,157    41.43
 43 to  50................  7,190,589  13.8          45.52   1,001,997    46.46
                           ----------                        ---------
                           10,877,758                        1,809,596
                           ==========                        =========

  Tenneco applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to its stock-based compensation plans. Tenneco recognized after-tax stock-based compensation expense in 1996 of $27 million, of which $9 million related to restricted stock and performance shares awarded to employees of the Energy Business and the Shipbuilding Business. Stock-based compensation expense recognized in 1995 and 1994 was not material. Had compensation costs for Tenneco's stock-based compensation plans been determined in accordance with FAS No. 123, "Accounting for Stock-Based Compensation," based on the fair value at the grant dates for the awards under those plans, Tenneco's pro forma net income to common stock and earnings per average common share for the years ended December 31, 1996 and 1995, would have been lower by $14 million, or $.08 per average common share, and $7 million, or $.05 per average common share, respectively.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

 Stock Employee Compensation Trust (SECT)

  In November 1992, Tenneco established the SECT to fund a portion of its obligations arising from its various employee compensation and benefit plans. Tenneco issued 12,000,000 shares of treasury stock to the SECT in exchange for a promissory note of $432 million that accrued interest at the rate of 7.8% per annum. At December 31, 1996, all shares have been utilized.

 Shareholder Rights Plan

  In connection with the Distributions, New Tenneco Inc. adopted a Shareholder Rights Plan ("the Plan"), which is substantially the same as the provisions of the Old Tenneco Shareholder Rights Plan adopted in 1988. The Plan was adopted to deter coercive takeover tactics and to prevent a potential acquiror from gaining control of Tenneco without offering a fair price to all Tenneco Inc. shareholders. Under the Plan, each outstanding share of Tenneco Inc. common stock receives one Right, exercisable at $130, subject to adjustment. In the event a person or group acquires 20% or more of the outstanding Tenneco Inc. common stock other than pursuant to an offer for all shares of such common stock that is fair and in the best interests of Tenneco Inc. and its shareholders, or has in the judgment of the Tenneco Inc. Board of Directors acquired a substantial amount of common stock under certain motives deemed adverse to Tenneco's best interests, each Right entitles the holder to purchase shares of common stock or other securities of Tenneco Inc. or, under certain circumstances, of the acquiring person, having a value of twice the exercise price. The Rights, under certain circumstances, are redeemable by Tenneco Inc. at a price of $.02 per Right. The Plan is scheduled to terminate in 1998.

 Dividend Reinvestment and Stock Purchase Plan

  Under the Tenneco Inc. Dividend Reinvestment and Stock Purchase Plan, holders of Tenneco Inc. common stock may apply their cash dividends and optional cash investments to the purchase of additional shares of Tenneco Inc. common stock.

9. PREFERRED STOCK

  Tenneco had 50,000,000 shares of preferred stock ($.01 par value) authorized at December 31, 1996, and had 15,000,000 shares of preferred stock authorized at December 31, 1995. No shares of preferred stock were outstanding at December 31, 1996. Tenneco has designated and reserved 3,500,000 shares of the preferred stock as junior preferred stock for the Shareholder Rights Plan.

  In connection with the Transaction and as part of the Debt Realignment, Old Tenneco issued the NPS Preferred Stock in November 1996 for proceeds of approximately $296 million. The proceeds from the issuance were used to fund a portion of the cash tender offers made in connection with the Debt Realignment and other cash requirements preceding the Merger. As a result of the Merger, the obligations relating to the NPS Preferred Stock remained with Old Tenneco.

  In December 1991, Tenneco issued 17,870,350 Depositary Shares, each representing one-half of a share of a new series of cumulative preferred stock designated as Series A preferred stock. On December 16, 1994, Tenneco exercised its option to call all of the outstanding shares, which were converted into shares of Tenneco Inc. common stock. In addition, $11 million was paid for dividends on the Series A preferred stock that were accrued but unpaid at the conversion date.

  Tenneco's $7.40 and $4.50 preferred stock (the "Preferred Stock"), issues had a mandatory redemption value of $100 per share (an aggregate of $139 million at December 31, 1995). Tenneco recorded these preferred stocks at their fair value at the date of original issue (an aggregate of $250 million) and made periodic accretions

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES of the excess of the redemption value over the fair value at the date of issue. Such accretions are included in the statements of income caption, "Preferred stock dividends" as a reduction of net income to arrive at net income to common stock. As part of the Merger, the Preferred Stock was acquired by El Paso in exchange for El Paso common stock. Consequently, the Preferred Stock has been included in the net assets of discontinued operations in the accompanying balance sheet.

 Changes in Preferred Stock with Mandatory Redemption Provisions

                               1996               1995              1994
                         ------------------ ----------------- -----------------
                           SHARES    AMOUNT  SHARES    AMOUNT  SHARES    AMOUNT
                         ----------  ------ ---------  ------ ---------  ------
                                   (MILLIONS EXCEPT SHARE AMOUNTS)
Balance January 1.......  1,390,993   $130  1,586,764   $147  1,782,508   $163
 Shares redeemed........   (195,751)   (20)  (195,771)   (20)  (195,744)   (20)
 Merger of Energy
  Business.............. (1,195,242)  (113)        --     --         --     --
 Accretion of excess of
  redemption value over
  fair value at date of
  issue.................         --      3         --      3         --      4
                         ----------   ----  ---------   ----  ---------   ----
Balance December 31.....         --   $ --  1,390,993   $130  1,586,764   $147
                         ==========   ====  =========   ====  =========   ====

10. MINORITY INTEREST

  At December 31, 1996 and 1995, Tenneco reported minority interest in the balance sheet of $304 million and $301 million, respectively. At December 31, 1996, $293 million of minority interest resulted from the December 1994 sale of a 25% preferred stock interest in Tenneco International Holding Corp. ("TIHC") to a financial investor. TIHC holds certain assets including the capital stock of Tenneco Canada Inc., Monroe Europe N.V., Monroe Australia Proprietary Limited, Walker France S.A. and other subsidiaries included in the Tenneco Automotive segment. For financial reporting purposes, the assets, liabilities, and earnings of TIHC and its subsidiaries are consolidated in Tenneco's financial statements, and the investor's preferred stock interest has been recorded as "Minority interest" in the balance sheet.

  Dividends on the TIHC preferred stock are based on the issue price ($300 million) times a rate per annum equal to 1.12% over LIBOR and are payable quarterly in arrears on the last business day of each quarter. The weighted average rate paid on TIHC preferred stock was 6.83% and 7.30% for 1996 and 1995, respectively. Additionally, beginning in 1996, the holder of the 12,000,000 shares of preferred stock is entitled to receive, when and if declared by the Board of Directors of TIHC, participating dividends based on the operating income growth rate of TIHC. For financial reporting purposes, dividends paid by TIHC to its financial investors have been recorded in Tenneco's statements of income as "Minority interest."

11. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

 Postretirement Benefits

  Tenneco has postretirement health care and life insurance plans that cover substantially all of its domestic employees. For salaried employees, the plans cover employees retiring from Tenneco on or after attaining age 55 who have had at least 10 years service with Tenneco after attaining age 45. For hourly employees, the postretirement benefit plans generally cover employees who retire pursuant to one of Tenneco's hourly employee retirement plans. All of these benefits may be subject to deductibles, copayment provisions, and other limitations, and Tenneco has reserved the right to change these benefits. Tenneco's postretirement benefit plans are not funded.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Accrued postretirement benefits costs related to employees of the Energy Business, and certain retirees of previously discontinued operations, were retained by Old Tenneco in the Merger. In addition, accrued postretirement benefit costs related to employees of the Shipbuilding Business were retained by Newport News in the Distributions. Consequently, the accrued postretirement benefit amounts for those discontinued businesses are excluded from the disclosures presented herein for all periods.

  The funded status of the postretirement benefit plans reconciles with amounts recognized in the balance sheet at December 31, 1996 and 1995, as follows (Note):

                                                                   1996   1995
                                                                  ------  -----
                                                                   (MILLIONS)
Actuarial present value of accumulated postretirement benefit obligation at September 30:
  Retirees......................................................  $   98  $  82
  Fully eligible active plan participants.......................      28     19
  Other active plan participants................................      41     33
                                                                  ------  -----
Total accumulated postretirement benefit obligation.............     167    134
Plan assets at fair value at September 30.......................      --     --
                                                                  ------  -----
Accumulated postretirement benefit obligation in excess of plan
 assets at September 30.........................................    (167)  (134)
Claims paid during the fourth quarter...........................       3      2
Unrecognized reduction of prior service obligations resulting
 from plan amendments ..........................................     (10)   (12)
Unrecognized net loss resulting from plan experience and changes
 in actuarial assumptions.......................................      29     30
                                                                  ------  -----
Accrued postretirement benefit cost at December 31..............  $ (145) $(114)
                                                                  ======  =====

--------
Note:The accrued postretirement benefit cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

  The net periodic postretirement benefit cost from continuing operations for the years 1996, 1995, and 1994 consist of the following components:

                                                                 1996  1995  1994
                                                                 ----  ----  ----
                                                                   (MILLIONS)
Service cost for benefits earned during the year................ $ 4   $ 3   $ 4
Interest cost on accumulated postretirement benefit obligation..  11    10    10
Net amortization of unrecognized amounts........................  (1)   (1)   (1)
                                                                 ---   ---   ---
Net periodic postretirement benefit cost........................ $14   $12   $13
                                                                 ===   ===   ===

  The initial weighted average assumed health care cost trend rate used in determining the 1996, 1995, and 1994 accumulated postretirement benefit obligation was 6%, 7%, and 8%, respectively, declining to 5% in 1997 and remaining at that level thereafter.

  Increasing the assumed health care cost trend rate by one percentage-point in each year would increase the 1996, 1995, and 1994 accumulated postretirement benefit obligations by approximately $13 million, $12 million, and $10 million, respectively, and would increase the aggregate of the service cost and interest cost components of the net postretirement benefit cost for 1996, 1995, and 1994 by approximately $2 million, $1 million, and $1 million, respectively.

  The discount rates (which are based on long-term market rates) used in determining the 1996, 1995, and 1994 accumulated postretirement benefit obligations were 7.75%, 7.75%, and 8.25%, respectively.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

 Postemployment Benefits

  Tenneco adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits," in the first quarter of 1994. This accounting rule requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. Implementation of this rule reduced 1994 net income by $39 million, net of income tax benefits of $26 million, which was reported as the cumulative effect of a change in accounting principle.

12. PENSION PLANS

  Tenneco has retirement plans that cover substantially all of its employees. Benefits are based on years of service and, for most salaried employees, on final average compensation. Tenneco's funding policies are to contribute to the plans amounts necessary to satisfy the funding requirement of federal laws and regulations. Plan assets consist principally of listed equity and fixed income securities. Also included in the table below are pension obligations and assets retained by Tenneco related to certain former employees of Tenneco's discontinued operations.

  As part of the Transaction, Tenneco retained the liabilities and related assets for pension benefits under the Tenneco Inc. Retirement Plan (the "TRP"), including amounts related to employees of the Energy Business and Shipbuilding Business accrued through the last day of the month in which Merger and Distributions were consummated. Consequently, the disclosures below as of December 31, 1996, include all TRP pension obligations and assets retained by Tenneco subsequent to the Transaction. Certain other pension plans, principally related to hourly personnel of the Shipbuilding Business, were retained by Newport News in the Distributions, and are excluded from the disclosures herein for all periods.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  The funded status of the plans reconcile with amounts on the balance sheet at December 31, 1996 and 1995, as follows:

                                                   PLANS IN
                                    PLANS IN         WHICH
                                  WHICH ASSETS    ACCUMULATED
                                     EXCEED        BENEFITS
                                   ACCUMULATED      EXCEED        ALL PLANS
                                    BENEFITS        ASSETS         (NOTE)
                                  --------------  ------------  --------------
                                   1996    1995   1996   1995    1996    1995
                                  ------  ------  -----  -----  ------  ------
                                                (MILLIONS)
Actuarial present value of
 benefits based on service to
 date and present pay levels at
 September 30:
  Vested benefit obligation.....  $2,555  $1,793  $  92  $  35  $2,647  $1,828
  Non-vested benefit obligation.      41      38      9      4      50      42
                                  ------  ------  -----  -----  ------  ------
  Accumulated benefit
   obligation...................   2,596   1,831    101     39   2,697   1,870
Additional amounts related to
 projected salary increases.....     104      72      4      3     108      75
                                  ------  ------  -----  -----  ------  ------
Total projected benefit
 obligation at September 30.....   2,700   1,903    105     42   2,805   1,945
Plan assets at fair value at
 September 30...................   3,402   2,233     57      8   3,459   2,241
                                  ------  ------  -----  -----  ------  ------
Plan assets in excess of (less
 than) total projected benefit
 obligation at September 30.....     702     330    (48)   (34)    654     296
Contributions during the fourth
 quarter........................       1       4     --     --       1       4
Unrecognized net (gain) loss
 resulting from plan experience
 and changes in actuarial
 assumptions....................     (87)    142      2      2     (85)    144
Unrecognized prior service
 obligations resulting from plan
 amendments.....................      70      75      4      1      74      76
Remaining unrecognized net
 obligation (asset) at initial
 application....................     (94)    (80)    --      1     (94)    (79)
Adjustment recorded to recognize
 minimum liability..............      --      --     (5)    (2)     (5)     (2)
                                  ------  ------  -----  -----  ------  ------
Prepaid (accrued) pension cost
 at December 31.................  $  592  $  471  $ (47) $ (32) $  545  $  439
                                  ======  ======  =====  =====  ======  ======

--------
Note: Assets of one plan may not be utilized to pay benefits of other plans. Additionally, the prepaid (accrued) pension cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

  Net periodic pension costs (income) from continuing operations for the years 1996, 1995, and 1994 consist of the following components:

                                              1996        1995        1994
                                           -----------  ----------  ----------
                                                     (MILLIONS)
Service cost--benefits earned during the
 year.....................................       $  31        $ 23        $ 29
Interest accrued on prior years projected
 benefit obligation.......................         148         144         110
Expected return on plan assets--
  Actual (return) loss.................... (349)        (387)         16
  Unrecognized excess (deficiency) of
   actual return over expected return.....  141          188        (175)
                                           ----         ----        ----
                                                 (208)        (199)       (159)
Net amortization of unrecognized amounts..          --          (3)          1
                                                 -----        ----        ----
Net pension income........................       $ (29)       $(35)       $(19)
                                                 =====        ====        ====

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  The weighted average discount rates (which are based on long-term market rates) used in determining the 1996, 1995, and 1994 actuarial present value of the benefit obligations were 7.8%, 7.8%, and 8.3%, respectively. The rate of increase in future compensation was 5.0%, 5.1%, and 5.1% for 1996, 1995, and 1994, respectively. The weighted average expected long-term rate of return on plan assets was 10% for 1996, 1995, and 1994.

13. SEGMENT AND GEOGRAPHIC AREA INFORMATION

  Tenneco is a global manufacturer with the following major business segments:

 Tenneco Automotive

  Manufacture and sale of exhaust and ride control systems for both the original equipment and replacement markets.

 Tenneco Packaging

  Manufacture and sale of packaging materials, cartons, containers, and specialty packaging products for consumer, institutional, and industrial markets.

  For a discussion of the discontinued operations of Tenneco's energy, shipbuilding, farm and construction equipment, and chemicals segments, see
Note 4, "Discontinued Operations, Disposition of Assets and Extraordinary
Loss."

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  The following tables summarize certain segment and geographic information of Tenneco's businesses:

                                            SEGMENT                   RECLASS.
                          -------------------------------------------   AND
                                               DISCONTINUED           ELIMINA- CONSOL-
                          AUTOMOTIVE PACKAGING OPERATIONS(C) OTHER(D)   TION   IDATED
                          ---------- --------- ------------- -------- -------- -------
                                                   (MILLIONS)
AT DECEMBER 31, 1996,
 AND FOR THE YEAR THEN
 ENDED
Net sales and operating
 revenues...............    $2,980    $3,602       $  --      $  --    $ (10)  $6,572
                            ======    ======       =====      =====    =====   ======
Operating profit........       262       415          --         23       --      700
Equity in net income of
 affiliated companies...        --        --          --         --       --       --
General corporate
 expenses...............       (13)      (14)         --        (45)      --      (72)
                            ------    ------       -----      -----    -----   ------
Income before interest
 expense, income taxes
 and minority interest..       249       401          --        (22)      --      628
                            ======    ======       =====      =====    =====   ======
Identifiable assets.....     2,555     3,878          --      1,235     (108)   7,560
Investment in affiliated
 companies..............         2        24          --          1       --       27
                            ------    ------       -----      -----    -----   ------
 Total assets...........     2,557     3,902          --      1,236     (108)   7,587
                            ======    ======       =====      =====    =====   ======
Depreciation, depletion
 and amortization.......        94       205          --         10       --      309
                            ======    ======       =====      =====    =====   ======
Capital expenditures for
 continuing operations..       177       341          --         55       --      573
                            ======    ======       =====      =====    =====   ======
AT DECEMBER 31, 1995,
 AND FOR THE YEAR THEN
 ENDED
Net sales and operating
 revenues...............    $2,479    $2,752       $  --      $  --    $ (10)  $5,221
                            ======    ======       =====      =====    =====   ======
Operating profit........       248       440          --         44       --      732
Equity in net income of
 affiliated companies...         1        --          --         --       --        1
General corporate
 expenses...............        (9)      (10)         --        (42)      --      (61)
                            ------    ------       -----      -----    -----   ------
Income before interest
 expense, income taxes
 and minority interest..       240       430          --          2       --      672
                            ======    ======       =====      =====    =====   ======
Identifiable assets.....     1,874     3,405          --      1,176      (94)   6,361
Investment in affiliated
 companies..............         3         4          --         --       --        7
Identifiable net assets
 related to discontinued
 operations.............        --        --         433         --       --      433
Investment in affiliated
 companies related to
 discontinued
 operations.............        --        --         612         --       --      612
                            ------    ------       -----      -----    -----   ------
 Total assets...........     1,877     3,409       1,045      1,176      (94)   7,413
                            ======    ======       =====      =====    =====   ======
Depreciation, depletion
 and amortization.......        84       110          --          2       --      196
                            ======    ======       =====      =====    =====   ======
Capital expenditures for
 continuing operations..       208       316          --         38       --      562
                            ======    ======       =====      =====    =====   ======
AT DECEMBER 31, 1994,
 AND FOR THE YEAR THEN
 ENDED
Net sales and operating
 revenues...............    $1,989    $2,184       $  --      $  --    $  (7)  $4,166
                            ======    ======       =====      =====    =====   ======
Operating profit........       231       217          --         35       --      483
Equity in net income of
 affiliated companies...        --        --          --         --       --       --
General corporate
 expenses...............        (8)       (8)         --        (11)      --      (27)
                            ------    ------       -----      -----    -----   ------
Income before interest
 expense, income taxes
 and minority
 interest...............       223       209          --         24       --      456
                            ======    ======       =====      =====    =====   ======
Identifiable assets.....     1,472     1,537          --      1,137     (156)   3,990
Investment in affiliated
 companies..............         2         3          --         --       --        5
Identifiable net assets
 related to discontinued
 operations.............        --        --         967         --     (101)     866
Investment in affiliated
 companies related to
 discontinued
 operations.............        --        --         992         --       --      992
                            ------    ------       -----      -----    -----   ------
 Total assets...........     1,474     1,540       1,959      1,137     (257)   5,853
                            ======    ======       =====      =====    =====   ======
Depreciation, depletion
 and amortization.......        51        89          --          2       --      142
                            ======    ======       =====      =====    =====   ======
Capital expenditures for
 continuing operations..       113       166          --          1       --      280
                            ======    ======       =====      =====    =====   ======

See Notes on page 70.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              GEOGRAPHIC AREA(B)(C)
                          -------------------------------  RECLASS.
                          UNITED         EUROPEAN  OTHER      AND
                          STATES  CANADA  UNION   FOREIGN ELIMINATION CONSOLIDATED
                          ------  ------ -------- ------- ----------- ------------
                                                (MILLIONS)
AT DECEMBER 31, 1996,
 AND FOR THE YEAR THEN
 ENDED
Net sales and operating
 revenues:
 Sales to unaffiliated
  customers.............  $4,708   $194   $1,295   $375      $  --       $6,572
 Transfers among
  geographic areas(a)...      99     49       29     36       (213)          --
                          ------   ----   ------   ----      -----       ------
   Total................   4,807    243    1,324    411       (213)       6,572
                          ======   ====   ======   ====      =====       ======
Operating profit........     513     30      121     36         --          700
Equity in net income
 (loss) of affiliated
 companies..............       1     --       --     (1)        --           --
General corporate
 expenses...............     (72)    --       --     --         --          (72)
                          ------   ----   ------   ----      -----       ------
Income before interest
 expense, income taxes
 and minority interest..     442     30      121     35         --          628
                          ======   ====   ======   ====      =====       ======
Identifiable assets.....   5,960    173    1,079    449       (101)       7,560
Investment in affiliated
 companies..............      17     --        2      8         --           27
                          ------   ----   ------   ----      -----       ------
   Total assets.........   5,977    173    1,081    457       (101)       7,587
                          ======   ====   ======   ====      =====       ======
AT DECEMBER 31, 1995,
 AND FOR THE YEAR THEN
 ENDED
Net sales and operating
 revenues:
 Sales to unaffiliated
  customers.............  $3,683   $149   $1,140   $249      $  --       $5,221
 Transfers among
  geographic areas(a)...      75     43       27     21       (166)          --
                          ------   ----   ------   ----      -----       ------
   Total................   3,758    192    1,167    270       (166)       5,221
                          ======   ====   ======   ====      =====       ======
Operating profit........     585     20      102     25         --          732
Equity in net income
 (loss) of
 affiliatedcompanies....       1     --        1     (1)        --            1
General corporate
 expenses...............     (61)    --       --     --         --          (61)
                          ------   ----   ------   ----      -----       ------
Income before interest
 expense, income taxes
 and minority interest..     525     20      103     24         --          672
                          ======   ====   ======   ====      =====       ======
Identifiable assets.....   4,915    207    1,077    241        (79)       6,361
Investment in affiliated
 companies..............       3     --        2      2         --            7
Identifiable net assets
 related to discontinued
 operations.............     168     --       --    265         --          433
Investment in affiliated
 companies related to
 discontinued
 operations.............     574      2       --     36         --          612
                          ------   ----   ------   ----      -----       ------
   Total assets.........   5,660    209    1,079    544        (79)       7,413
                          ======   ====   ======   ====      =====       ======
AT DECEMBER 31, 1994,
 AND FOR THE YEAR THEN
 ENDED
Net sales and operating
 revenues:
 Sales to unaffiliated
  customers.............  $3,143   $165   $  624   $234      $  --       $4,166
 Transfers among
  geographic areas(a)...      72     36       39     30       (177)          --
                          ------   ----   ------   ----      -----       ------
   Total................   3,215    201      663    264       (177)       4,166
                          ======   ====   ======   ====      =====       ======
Operating profit........     376     31       47     29         --          483
Equity in net income
 (loss) of affiliated
 companies..............       1     --       --     (1)        --           --
General corporate
 expenses...............     (27)    --       --     --         --          (27)
                          ------   ----   ------   ----      -----       ------
Income before interest
 expense, income taxes
 and minority interest..     350     31       47     28         --          456
                          ======   ====   ======   ====      =====       ======
Identifiable assets.....   2,784    141    1,149     17       (101)       3,990
Investment in affiliated
 companies..............       4     --       --      1         --            5
Identifiable net assets
 related to discontinued
 operations.............     433     --      403     30         --          866
Investment in affiliated
 companies related to
 discontinued
 operations.............     915     --        3     74         --          992
                          ------   ----   ------   ----      -----       ------
   Total assets.........   4,136    141    1,555    122       (101)       5,853
                          ======   ====   ======   ====      =====       ======

See Notes on following page.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

--------
Notes: (a) Products are transferred between geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.
   (b) As reflected above, Tenneco's segments principally market their products and services in the United States, with significant sales in the European Union and other foreign countries.
   (c) Tenneco's Energy Business, Shipbuilding Business, farm and construction equipment and chemicals operations have been reflected as discontinued operations in the accompanying financial statements. Reference is made to Note 4, "Discontinued Operations, Disposition of Assets, and Extraordinary Loss," for further information.
   (d) Included in "Other" are the operations of Tenneco Business Services ("TBS"). TBS designs, implements, and administers shared administrative service programs for Tenneco as well as certain other former Tenneco businesses.

  Tenneco is engaged in the sale of products for export from the United States. Such sales are reflected in the table below:

 GEOGRAPHIC AREA               PRINCIPAL PRODUCTS                1996 1995 1994
 --------------- ---------------------------------------------   ---- ---- ----
                                                                   (MILLIONS)
 Canada......... Ride control systems, paperboard products,
                 molded and pressed pulp goods, corrugated
                 boxes, aluminum, and plastics                   $119 $ 72 $ 75
 European Union. Molded and pressed pulp goods, paperboard
                 products, corrugated boxes, aluminum, and
                 plastics                                          24   23   21
 Other Foreign.. Ride control systems, molded and pressed pulp goods, paperboard products, corrugated boxes,
                 aluminum, and plastics                           124   69   49
                                                                 ---- ---- ----
 Total Export Sales............................................  $267 $164 $145
                                                                 ==== ==== ====

14. COMMITMENTS AND CONTINGENCIES

 Capital Commitments

  Tenneco estimates that expenditures aggregating approximately $350 million will be required after December 31, 1996, to complete facilities and projects authorized at such date, and substantial commitments have been made in connection therewith.

 Lease Commitments

  Tenneco holds certain of its facilities, equipment and other assets under long-term leases. The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year are $167 million, $133 million, $119 million, $112 million, and $109 million for the years 1997, 1998, 1999, 2000, and 2001, respectively, and $243 million for subsequent years. Of these amounts, $100 million for 1997, $79 million for 1998, $79 million for 1999, $79 million for 2000, $79 million for 2001, and $23 million for subsequent years are lease payment commitments to financial investors (the "Lessor") for certain mill and timberlands assets.

  Following the initial lease period, Tenneco may, under the provisions of the lease agreements, extend the leases on terms mutually negotiated with the Lessor or purchase the leased assets under conditions specified in the lease agreements. If the purchase options are not exercised or the leases are not extended, Tenneco will make a residual guarantee payment to the Lessor of approximately $650 million, which will be refunded up to the total amount of the residual guarantee payment based on the Lessor's subsequent sales price for the leased assets. Throughout the lease period, Tenneco is required to maintain the leased properties.

  Commitments under capital leases were not significant to the accompanying financial statements. Total rental expense for continuing operations for the years 1996, 1995, and 1994, was $179 million, $171 million, and $161 million, respectively, including minimum rentals under non-cancelable operating leases of $151 million, $148 million, and $143 million for the corresponding periods.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Tenneco Packaging's various lease agreements require that it comply with certain covenants and restrictions, including financial ratios that, among other things, place limitations on incurring additional "funded debt" as defined by the agreements. Under the provisions of the lease agreements, in order to incur funded debt, Tenneco Packaging must maintain a pretax cash flow coverage ratio, as defined, on a cumulative four quarter basis of a minimum of 2.0, subsequently modified to 1.25 through December 31, 1996. Tenneco Packaging was in compliance with all of its covenants at December 31, 1996.

 Litigation

  Tenneco and Newport News have received letters from the Defense Contract Audit Agency (the "DCAA"), inquiring about certain aspects of the Distributions, including the disposition of the TRP. The DCAA has been advised that (i) the TRP will retain the liability for all benefits accrued by the Newport News salaried employees through December 31, 1996, (ii) the Newport News salaried employees will not accrue additional benefits under the TRP after December 31, 1996, and (iii) no liabilities or assets of the TRP will be transferred from the TRP to any plan maintained by Newport News. A determination of the ratio of assets to liabilities of the TRP attributable to Newport News will be based on facts, assumptions and legal issues which are complicated and uncertain; however, it is likely that the U.S. Government will assert a claim against Newport News with respect to the amount, if any, by which the assets of the TRP attributable to its employees are alleged to exceed the liabilities. Tenneco, with the full cooperation of Newport News, will defend against any claim by the U.S. Government, and in the event there is a determination that an amount is due to the U.S. Government, Tenneco and Newport News will share the obligation for such amount plus the amount of related defense expenses, in the ratio of 80% and 20%, respectively. At this preliminary stage, it is impossible to predict with certainty any eventual outcome regarding this matter; however, Tenneco does not believe that this matter will have a material adverse effect on its consolidated financial position or results of operations.

  Tenneco and its subsidiaries are parties to various other legal proceedings arising from their operations. Tenneco believes that the outcome of these proceedings, individually and in the aggregate, will have no material effect on the financial position or results of operations of Tenneco Inc. and its subsidiaries.

 Environmental Matters

  Tenneco and its subsidiaries are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which they operate. Tenneco has provided reserves for compliance with these laws and regulations where it is probable that a liability exists and where Tenneco can make a reasonable estimate of the liability. The estimated liabilities recorded are subject to change as more information becomes available regarding the magnitude of possible clean up costs and the timing, varying costs, and effectiveness of alternative clean up technologies. However, Tenneco believes that any additional costs which arise as more information becomes available will not have a material effect on the financial condition or results of operations of Tenneco.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    INCOME BEFORE               INCOME (LOSS)
                                      INTEREST                      FROM
                          NET SALES   EXPENSE,    INCOME (LOSS) DISCONTINUED
                             AND    INCOME TAXES      FROM      OPERATIONS,   EXTRAORDINARY  NET
                          OPERATING AND MINORITY   CONTINUING      NET OF     LOSS, NET OF  INCOME
         QUARTER          REVENUES    INTEREST     OPERATIONS    INCOME TAX    INCOME TAX   (LOSS)
         -------          --------- ------------- ------------- ------------  ------------- ------
                                                        (MILLIONS)
1996 1st................   $ 1,539      $161          $ 60          $435          $  --      $495
  2nd...................     1,694       253           118            43             --       161
  3rd...................     1,653       171            76            40             (1)      115
  4th...................     1,686        43           (36)          (90)          (235)     (361)
                           -------      ----          ----          ----          -----      ----
                           $ 6,572      $628          $218          $428          $(236)     $410
                           =======      ====          ====          ====          =====      ====
1995 1st................   $ 1,237      $177          $ 76          $ 77          $  --      $153
  2nd...................     1,340       201            92            93             --       185
  3rd...................     1,263       173            73           141             --       214
  4th...................     1,381       121            17           166             --       183
                           -------      ----          ----          ----          -----      ----
                           $ 5,221      $672          $258          $477          $  --      $735
                           =======      ====          ====          ====          =====      ====

                                  EARNINGS (LOSS) PER AVERAGE SHARE OF COMMON
                                                     STOCK
                                ------------------------------------------------
                                CONTINUING DISCONTINUED EXTRAORDINARY NET INCOME
            QUARTER             OPERATIONS  OPERATIONS      LOSS        (LOSS)
            -------             ---------- ------------ ------------- ----------
1996 1st......................    $ .34       $2.55        $   --       $2.89
  2nd.........................      .70         .23            --         .93
  3rd.........................      .45         .22          (.01)        .66
  4th.........................     (.21)       (.57)        (1.37)      (2.15)
                                  -----       -----        ------       -----
                                  $1.28       $2.43        $(1.38)      $2.33
                                  =====       =====        ======       =====
1995 1st......................    $ .43       $ .41        $   --       $ .84
  2nd.........................      .53         .52            --        1.05
  3rd.........................      .42         .81            --        1.23
  4th.........................      .10         .95            --        1.05
                                  -----       -----        ------       -----
                                  $1.48       $2.68        $   --       $4.16
                                  =====       =====        ======       =====

--------
Notes: Reference is made to Notes 3, 4 and 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for items affecting quarterly results. The sum of the quarters may not equal the total of the respective year's earnings per share due to changes in the weighted average shares outstanding throughout the year.

     (The preceding notes are an integral part of the foregoing financial statements.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There has been no change in accountants, nor has there been any disagreement on any matter of accounting principles or practices or financial disclosure, which in either case is required to be reported pursuant to this Item 9.

                                   PART III

  Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report inasmuch as Tenneco Inc. will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Shareowners of Tenneco Inc. to be held on May 13, 1997, at which meeting the shareowners will vote upon the election of directors. The information under the caption "Election of Directors" in such Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                    FINANCIAL STATEMENTS INCLUDED IN ITEM 8

  See "Index to Financial Statements of Tenneco Inc. and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data."

        INDEX TO FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 14

                                                                          PAGE
                                                                          ----
Schedules of Tenneco Inc. and Consolidated Subsidiaries--Schedule II--
 Valuation and qualifying accounts--three years ended December 31, 1996..  74

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

    Schedule I-- Condensed financial information of registrant

    Schedule III-- Real estate and accumulated depreciation

    Schedule IV-- Mortgage loans on real estate

    Schedule V-- Supplemental Information Concerning Property--Casualty Insurance Operations

                                                                     SCHEDULE II

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                   (MILLIONS)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

        COLUMN A           COLUMN B        COLUMN C         COLUMN D  COLUMN E
------------------------------------------------------------------------------
                                           ADDITIONS
                                     ---------------------
                          BALANCE AT CHARGED TO CHARGED TO            BALANCE
                          BEGINNING  COSTS AND    OTHER                AT END
       DESCRIPTION         OF YEAR    EXPENSES   ACCOUNTS  DEDUCTIONS OF YEAR
------------------------------------------------------------------------------
Allowance for Doubtful
 Accounts Deducted from
 Assets to Which it
 Applies:
  Year Ended December 31,
   1996..................    $24        $12        $--        $ 4       $32
                             ===        ===        ===        ===       ===
  Year Ended December 31,
   1995..................    $15        $20        $--        $11       $24
                             ===        ===        ===        ===       ===
  Year Ended December 31,
   1994..................    $15        $ 5        $--        $ 5       $15
                             ===        ===        ===        ===       ===

                              REPORTS ON FORM 8-K

  On December 26, 1996, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting pursuant to Items 2 and 5 thereof the Distribution and related transactions. On February 24, 1997, the Company filed a Current Report on Form 8-K/A, amending the initial filing to include therein the pro forma financial information required by Form 8-K and omitted from the initial filing in reliance on Item 7 thereof.

                                   EXHIBITS

  The following exhibits are filed with Tenneco Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, or incorporated therein by reference (exhibits designated by an asterisk are filed with the Report; all other exhibits are incorporated by reference):

                               INDEX TO EXHIBITS

 EXHIBIT
  NUMBER                               DESCRIPTION
 --------                              -----------
    2     --None.
  *3.1    --Restated Certificate of Incorporation of Tenneco Inc.
  *3.2    --Amended and Restated By-laws of Tenneco Inc.
   4.1    --Form of Specimen Stock Certificate of Tenneco Inc. Common Stock
           (incorporated herein by reference from Exhibit 4.1 of Tenneco Inc.'s
           Form 10, File No. 1-12387).
  *4.2    --Rights Agreement, dated as of December 11, 1996, by and between
           Tenneco Inc. (formerly New Tenneco Inc.) and First Chicago Trust
           Company of New York, as Rights Agent.
   4.3(a) --Indenture, dated as of November 1, 1996, between Tenneco Inc.
           (formerly New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
           (incorporated herein by reference from Exhibit 4.1 of Tenneco Inc.'s
           Form S-4, Registration No. 333-14003).
  *4.3(b) --First Supplemental Indenture dated as of December 11, 1996 to
           Indenture dated as of
           November 1, 1996 between Tenneco Inc. (formerly New Tenneco Inc.)
           and The Chase Manhattan Bank, as Trustee.
  *4.3(c) --Second Supplemental Indenture dated as of December 11, 1996 to
           Indenture dated as of
           November 1, 1996 between Tenneco Inc. (formerly New Tenneco Inc.)
           and The Chase Manhattan Bank, as Trustee.
  *4.3(d) --Third Supplemental Indenture dated as of December 11, 1996 to
           Indenture dated as of
           November 1, 1996 between Tenneco Inc. (formerly New Tenneco Inc.)
           and The Chase Manhattan Bank, as Trustee.
  *4.3(e) --Fourth Supplemental Indenture dated as of December 11, 1996 to
           Indenture dated as of
           November 1, 1996 between Tenneco Inc. (formerly New Tenneco Inc.)
           and The Chase Manhattan Bank, as Trustee.
  *4.3(f) --Fifth Supplemental Indenture dated as of December 11, 1996 to
           Indenture dated as of
           November 1, 1996 between Tenneco Inc. (formerly New Tenneco Inc.)
           and The Chase Manhattan Bank, as Trustee.
  *4.3(g) --Sixth Supplemental Indenture dated as of December 11, 1996 to
           Indenture dated as of
           November 1, 1996 between Tenneco Inc. (formerly New Tenneco Inc.)
           and The Chase Manhattan Bank, as Trustee.
  *4.3(h) --Seventh Supplemental Indenture dated as of December 11, 1996 to
           Indenture dated as of November 1, 1996 between Tenneco Inc.
           (formerly New Tenneco Inc.) and The Chase Manhattan Bank, as
           Trustee.
    9     --None.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  10.1   --Distribution Agreement, dated November 1, 1996, by and among El Paso
          Tennessee Pipeline Co. (formerly Tenneco Inc.), Tenneco Inc.
          (formerly New Tenneco Inc.), and Newport News Shipbuilding Inc.
          (incorporated herein by reference from Exhibit 2 of Tenneco Inc.'s
          Form 10, File No. 1-12387).
 *10.2   --Amendment No. 1 to Distribution Agreement, dated as of December 11,
          1996, by and among El Paso Tennessee Pipeline Co. (formerly Tenneco
          Inc.), Tenneco Inc. (following New Tenneco Inc.), and Newport News
          Shipbuilding Inc.
 *10.3   --Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), Tenneco
          Inc. (formerly New Tenneco Inc.), and Newport News Shipbuilding Inc.
 *10.4   --Benefits Agreement, dated December 11, 1996, by and among El Paso
          Tennessee Pipeline Co. (formerly Tenneco Inc.), Tenneco Inc.
          (formerly New Tenneco Inc.), and Newport News Shipbuilding Inc.
 *10.5   --Insurance Agreement, dated December 11, 1996, by and among El Paso
          Tennessee Pipeline Co. (formerly Tenneco Inc.), Tenneco Inc.
          (formerly New Tenneco Inc.), and Newport News Shipbuilding Inc.
 *10.6   --Tax Sharing Agreement, dated December 11, 1996, by and among El Paso
          Tennessee Pipeline Co. (formerly Tenneco Inc.), Newport News
          Shipbuilding Inc., Tenneco Inc. (formerly New Tenneco Inc.), and El
          Paso Natural Gas Company.
 *10.7   --First Amendment to Tax Sharing Agreement, dated as of December 11,
          1996 among El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
          Tenneco Inc. (formerly New Tenneco Inc.) and Newport News
          Shipbuilding Inc.
 *10.8   --Transition Services Agreement, dated June 19, 1996, by and among,
          Tenneco Business Services, Inc., El Paso Tennessee Pipeline Co.
          (formerly Tenneco Inc.) and El Paso Natural Gas Company.
 *10.9   --Trademark Transition License Agreement, dated December 11, 1996, by and between Newport News Shipbuilding Inc. and Tenneco Inc. (formerly
          New Tenneco Inc.).
 *10.10  --Trademark Transition License Agreement, dated December 11, 1996, by and between Tenneco Inc. (formerly New Tenneco Inc.) and El Paso
          Tennessee Pipeline Co. (formerly Tenneco Inc.).
  10.11  --Amended and Restated Tenneco Inc. Board of Directors Deferred
          Compensation Plan (incorporated herein by reference from Exhibit 10.8 of Tenneco's Form 10, File No. 1-12387).
  10.12  --Amended and Restated Tenneco Inc. Executive Incentive Compensation
          Plan (incorporated herein by reference from Exhibit 10.9 of Tenneco's
          Form 10, File No. 1-12387).
  10.13  --Tenneco Inc. Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.10 of Tenneco's Form 10, File No. 1-12387).
  10.14  --Tenneco Inc. 1996 Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.11 of Tenneco's Form 10, File No. 1-12387).
  10.15  --Amended and Restated Tenneco Inc. Supplemental Executive Retirement
          Plan (incorporated herein by reference from Exhibit 10.12 of
          Tenneco's Form 10, File No. 1-12387).
  10.16  --Amended and Restated Tenneco Inc. Benefit Equalization Plan
          (incorporated herein by reference from Exhibit 10.13 of Tenneco's
          Form 10, File No. 1-12387).
  10.17  --Amended and Restated Tenneco Inc. Outside Directors Retirement Plan
          (incorporated herein by reference from Exhibit 10.14 of Tenneco's
          Form 10, File No. 1-12387).
  10.18  --Amended and Restated Supplemental Pension Agreement, dated September
          12, 1995 between Dana G. Mead and Tenneco Inc (incorporated herein by reference from Exhibit 10.15 of Tenneco's Form 10, File No. 1-12387).
  10.19  --Amended and Restated Tenneco Inc. Change in Control Severance
          Benefit Plan for Key Executives (incorporated herein by reference from Exhibit 10.16 of Tenneco's Form 10, File No. 1-12387).
  10.20  --Amended and Restated Tenneco Benefits Protection Trust (incorporated herein by reference from Exhibit 10.17 of Tenneco's Form 10, File No.
          1-12387).
  10.21  --Employment Agreement, dated June 29, 1992 between Stacy S. Dick and
          Tenneco Inc (incorporated herein by reference from Exhibit 10.18 of
          Tenneco's Form 10, File No. 1-12387).

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  10.22  --Employment Agreement, dated March 12, 1992 between Dana G. Mead and
          Tenneco Inc (incorporated herein by reference from Exhibit 10.19 of
          Tenneco's Form 10, File No. 1-12387).
  10.23  --Employment Agreement, dated December 3, 1993 between Paul T. Stecko and Tenneco Packaging Inc (incorporated herein by reference from
          Exhibit 10.20 of Tenneco's Form 10, File No. 1-12387).
  10.24  --Agreement, dated September 9, 1992 between Theodore R. Tetzlaff and
          Tenneco Inc (incorporated herein by reference from Exhibit 10.21 of
          Tenneco's Form 10, File No. 1-12387).
  10.25  --Tenneco Inc. Directors Restricted Stock Program (incorporated herein by reference from Exhibit 10.22 of Tenneco's Form 10, File No. 1-
          12387).
  10.26  --Tenneco Inc. Directors Restricted Stock and Restricted Unit Program
          (incorporated herein by reference from Exhibit 10.23 of Tenneco's
          Form 10, File No. 1-12387).
  10.27  --1996 Tenneco Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.24 of Tenneco's Form 10, File No. 1-12387).
 *10.28  --Amended and Restated Mill I Lease, dated as of November 4, 1996, between Credit Suisse Leasing 92A, L.P. and Tenneco Packaging Inc.
 *10.29  --Amended and Restated Mill II Lease, dated as of November 4, 1996, between Credit Suisse Leasing 92A, L.P., and Tenneco Packaging Inc.
  10.30  --Timberland Lease, dated January 31, 1991, by and between Four States
          Timber Venture and Packaging Corporation of America (incorporated herein by reference from Exhibit 10.27 of Tenneco Inc.'s Form 10,
          File No. 1-12387).
  10.31  --Professional Services Agreement, dated August 22, 1996, by and between Tenneco Business Services Inc. and Newport News Shipbuilding
          Inc. (incorporated herein by reference from Exhibit 10.28 of Tenneco
          Inc.'s Form 10, File No. 1-12387).
   *11   --Computation of Earnings (Loss) Per Share of Common Stock.
   *12   --Computation of Ratio of Earnings to Fixed Charges.
    13   --None.
    16   --None.
    18   --None.
   *21   --Subsidiaries of Tenneco Inc.
    22   --None.
   *23   --Consent of Arthur Andersen LLP
   *24   --Powers of Attorney of the following directors of Tenneco Inc.:
                Mark Andrews
                W. Michael Blumenthal
                M. Kathryn Eickhoff
                Peter T. Flawn
                Henry U. Harris, Jr.
                Belton K. Johnson
                John B. McCoy
                Sir David Plastow
                William L. Weiss
                Clifton R. Wharton, Jr.
 *27.1   --Financial Data Schedule, FYE 12/31/96
 *27.2   --Financial Data Schedule, FYE 12/31/95
  28     --None.
  99     --None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Tenneco Inc.

                                                    /s/ Dana G. Mead
                                          By___________________________________
                                                      Dana G. Mead
                                          Chairman and Chief Executive Officer

Date: March 11, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

      /s/   Dana G. Mead             Principal Executive Officer     March 11, 1997
____________________________________ and Director
            Dana G. Mead

     /s/ Robert T. Blakely           Principal Financial and         March 11, 1997
____________________________________ Accounting Officer
         Robert T. Blakely

Mark Andrews, W. Michael Blumenthal, Directors
 M. Kathryn Eickhoff, Peter T.
 Flawn, Henry U. Harris, Jr., Belton
 K. Johnson, John B. McCoy, Sir
 David Plastow, William L. Weiss,
 Clifton R. Wharton, Jr.

   /s/ Theodore R. Tetzlaff
By ____________________________                                 March 11, 1997
       Attorney-in-fact