Form 10-Q
period 1997-03-31
TENNECO INC /DE
filed 1997-05-15
CIK 1024725

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(mark one)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-12387

                               ----------------

                                 TENNECO INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 76-0515284
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


   1275 KING STREET, GREENWICH, CT                        06831
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 863-1000

                               ----------------

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

  COMMON STOCK, PAR VALUE $.01 PER SHARE: 170,240,037 SHARES AS OF MARCH 31,
1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
  Tenneco Inc. and Consolidated Subsidiaries--
    Statements of Income..................................................   2
    Statements of Cash Flows..............................................   3
    Balance Sheets........................................................   4
    Statements of Changes in Shareowners' Equity..........................   5
    Notes to Financial Statements.........................................   6
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   8
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings...............................................  12
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  12

--------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                              GENERAL INFORMATION

  This Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, represents Tenneco Inc.'s first quarterly report following the completion of a series of restructuring transactions completed in December 1996. As a result of those transactions, Tenneco Inc. now consists of a global manufacturing company with interests in the automotive parts ("Tenneco Automotive") and packaging industries ("Tenneco Packaging") and an administrative services unit ("Tenneco Business Services"). Management's Discussion and Analysis which follows the financial statements and footnotes, contains a description of the transaction as well as a discussion of the results of operations for the quarter.

  CAUTIONARY STATEMENT AND "SAFE HARBOR" OF THE PRIVATE SECURITIES LITIGATION
                              REFORM ACT OF 1995

  This Quarterly Report on Form 10-Q contains forward-looking statements regarding improvements in operating income and cash flow projected to result from the refinancing of two containerboard mill leases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Operating Income". These forward-looking statements are made in good faith, and on a basis and with assumptions which Tenneco believes are reasonable, however, assumed facts or basis may vary from actual results and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. There can be no assurance that the expectations set forth in the forward-looking statements will be achieved or accomplished. Actual results could differ from those in the forward-looking statements as a result of various factors including the impact of interest rates on leasing costs.

  In addition to the foregoing, Tenneco's future results may be adversely impacted by a number of other matters and uncertainties, including: (i) changes in consumer demand and prices; (ii) potential legislation or regulatory changes; (iii) material substitution and changes in the prices of raw materials; (iv) possible labor interruptions; (v) certain risks associated with operating in foreign countries, such as devaluations and fluctuations in currency exchange rates; (vi) new technologies; (vii) changes in distribution channels or competitive conditions in the markets and countries where Tenneco operates; (viii) increases in the cost of compliance with regulations, including environmental regulations, and environmental liabilities in excess of the amount reserved; and (ix) changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  -----------------------------
                                                     1997         1996
                                                  -----------  -----------
                                                  (MILLIONS EXCEPT SHARE
                                                         AMOUNTS)
REVENUES
  Net sales and operating revenues--
    Automotive................................... $       778  $       683
    Packaging....................................         852          859
    Intergroup sales and other...................          (1)          (3)
                                                  -----------  -----------
                                                        1,629        1,539
  Other income, net..............................          40           14
                                                  -----------  -----------
                                                        1,669        1,553
                                                  -----------  -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation shown
   below)........................................       1,191        1,111
  Engineering, research and development..........          16           21
  Selling, general and administrative............         211          190
  Depreciation, depletion and amortization.......          92           70
                                                  -----------  -----------
                                                        1,510        1,392
                                                  -----------  -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND
 MINORITY INTEREST...............................         159          161
  Interest expense (net of interest capitalized).          45           47
  Income tax expense.............................          33           49
  Minority interest..............................           5            5
                                                  -----------  -----------
INCOME FROM CONTINUING OPERATIONS................          76           60
Income from discontinued operations, net of
 income tax......................................          --          435
                                                  -----------  -----------
NET INCOME.......................................          76          495
Preferred stock dividends........................          --            3
                                                  -----------  -----------
NET INCOME TO COMMON STOCK....................... $        76  $       492
                                                  ===========  ===========
PER SHARE
Average number of shares of common stock
 outstanding..................................... 171,330,890  170,440,074
Earnings per average share of common stock--
  Continuing operations.......................... $       .44  $       .34
  Discontinued operations........................          --         2.55
                                                  -----------  -----------
                                                  $       .44  $      2.89
                                                  ===========  ===========
Cash dividends per share of common stock......... $       .30  $       .45
                                                  ===========  ===========

  The accompanying notes to financial statements are an integral part of these statements of income.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                             ------------------
                                                             1997    1996
                                                             -----  ------
                                                              (MILLIONS)
OPERATING ACTIVITIES
Income from continuing operations..........................  $  76  $   60
Adjustments to reconcile income from continuing operations
 to cash provided (used) by continuing operations--
  Depreciation, depletion and amortization.................     92      70
  Deferred income taxes....................................     54      18
  Loss on sale of businesses and assets, net...............      6      --
  Changes in components of working capital--
    (Increase) decrease in receivables.....................    (12)   (107)
    (Increase) decrease in inventories.....................    (44)    (38)
    (Increase) decrease in prepayments and other current
     assets................................................    (29)    (12)
    Increase (decrease) in payables........................    (59)    (75)
    Increase (decrease) in taxes accrued...................    (15)     27
    Increase (decrease) in interest accrued................     33      --
    Increase (decrease) in other current liabilities.......   (106)    (44)
  Other....................................................    (19)    (11)
                                                             -----  ------
Cash provided (used) by continuing operations..............    (23)   (112)
Cash provided (used) by discontinued operations............     --    (676)
                                                             -----  ------
Net cash provided (used) by operating activities...........    (23)   (788)
                                                             -----  ------
INVESTING ACTIVITIES
Net proceeds related to the sale of discontinued
 operations................................................     --   1,024
Net proceeds from sale of businesses and assets............     --       2
Expenditures for plant, property and equipment--
  Continuing operations....................................    (81)   (136)
  Discontinued operations..................................     --     (57)
Acquisitions of businesses.................................     (1)    (14)
Investments and other......................................     17     (14)
                                                             -----  ------
Net cash provided (used) by investing activities...........    (65)    805
                                                             -----  ------
FINANCING ACTIVITIES
Issuance of common, treasury and SECT shares...............     10      18
Purchase of common stock...................................    (51)    (61)
Redemption of preferred stock..............................     --     (20)
Issuance of long-term debt.................................      2      --
Retirement of long-term debt...............................     (3)     (2)
Net increase (decrease) in short-term debt excluding
 current maturities on long-term debt......................    237      13
Dividends (common and preferred)...........................    (52)    (81)
                                                             -----  ------
Net cash provided (used) by financing activities...........    143    (133)
                                                             -----  ------
Effect of foreign exchange rate changes on cash and
 temporary cash investments................................     (1)     (1)
                                                             -----  ------
Increase (decrease) in cash and temporary cash investments.     54    (117)
Cash and temporary cash investments, January 1.............     62     354
                                                             -----  ------
Cash and temporary cash investments, March 31 (Note).......  $ 116  $  237
                                                             =====  ======
Cash paid during the period for interest...................  $  13  $   96
Cash paid during the period for income taxes (net of
 refunds)..................................................  $  11  $  425

--------
Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                   MARCH 31, DECEMBER 31, MARCH 31,
                                                   --------- ------------ ---------
                      ASSETS                         1997        1996       1996
                      ------                       --------- ------------ ---------
                                                              (MILLIONS)
Current assets:
  Cash and temporary cash investments.............  $  116      $   62     $  237
  Receivables--
    Customer notes and accounts, net..............     678         561        470
    Affiliated companies..........................       1          --         94
    Income taxes..................................      --          --         39
    Other.........................................      18         138         63
  Inventories--
    Finished goods................................     444         408        435
    Work in process...............................     106         118        101
    Raw materials.................................     249         245        256
    Materials and supplies........................     111         107         88
  Deferred income taxes...........................     100          95         28
  Prepayments and other...........................     202         189        188
                                                    ------      ------     ------
                                                     2,025       1,923      1,999
                                                    ------      ------     ------
Other assets:
  Long-term notes receivable......................      17          20         15
  Goodwill and intangibles, net...................   1,365       1,341        957
  Deferred income taxes...........................      51          60         61
  Pension assets..................................     618         547        444
  Other...........................................     366         444        281
                                                    ------      ------     ------
                                                     2,417       2,412      1,758
                                                    ------      ------     ------
Plant, property and equipment, at cost............   4,870       4,870      4,259
  Less--Reserves for depreciation, depletion and
   amortization...................................   1,690       1,618      1,531
                                                    ------      ------     ------
                                                     3,180       3,252      2,728
                                                    ------      ------     ------
Net assets of discontinued operations.............      --          --      1,455
                                                    ------      ------     ------
                                                    $7,622      $7,587     $7,940
                                                    ======      ======     ======
       LIABILITIES AND SHAREOWNERS' EQUITY
       -----------------------------------
Current liabilities:
  Short-term debt (including current maturities on
   long-term debt)................................  $  472      $  236     $  574
  Payables--
    Trade.........................................     625         651        559
    Affiliated companies..........................      --          --          8
  Taxes accrued...................................      78          91         71
  Accrued liabilities.............................     262         308        279
  Other...........................................     284         335        189
                                                    ------      ------     ------
                                                     1,721       1,621      1,680
                                                    ------      ------     ------
Long-term debt....................................   2,045       2,067      1,680
                                                    ------      ------     ------
Deferred income taxes.............................     520         476        421
                                                    ------      ------     ------
Postretirement benefits...........................     171         168        161
                                                    ------      ------     ------
Deferred credits and other liabilities............     306         305        165
                                                    ------      ------     ------
Commitments and contingencies
Minority interest.................................     304         304        301
                                                    ------      ------     ------
Shareowners' equity:
  Common stock....................................       2           2        957
  Stock Employee Compensation Trust (common stock
   held in trust).................................      --          --       (205)
  Premium on common stock and other capital
   surplus........................................   2,652       2,642      3,618
  Cumulative translation adjustments..............     (35)         23         18
  Retained earnings (accumulated deficit).........       3         (21)       (55)
                                                    ------      ------     ------
                                                     2,622       2,646      4,333
  Less--Shares held as treasury stock, at cost....      67          --        801
                                                    ------      ------     ------
                                                     2,555       2,646      3,532
                                                    ------      ------     ------
                                                    $7,622      $7,587     $7,940
                                                    ======      ======     ======

  The accompanying notes to financial statements are an integral part of these balance sheets.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                  (UNAUDITED)

                                           THREE MONTHS ENDED MARCH 31,
                                       ---------------------------------------
                                              1997                1996
                                       ------------------  -------------------
                                         SHARES    AMOUNT    SHARES     AMOUNT
                                       ----------- ------  -----------  ------
                                          (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1..................... 171,567,658 $    2  191,351,615  $  957
 Issued pursuant to benefit plans.....     365,679     --        3,317      --
                                       ----------- ------  -----------  ------
Balance March 31...................... 171,933,337      2  191,354,932     957
                                       =========== ------  ===========  ------
STOCK EMPLOYEE COMPENSATION TRUST
 (SECT)
Balance January 1.....................                 --                 (215)
 Shares issued........................                 --                   34
 Adjustment to market value...........                 --                  (24)
                                                   ------               ------
Balance March 31......................                 --                 (205)
                                                   ------               ------
PREMIUM ON COMMON STOCK AND OTHER
 CAPITAL SURPLUS
Balance January 1.....................              2,642                3,602
 Premium on common stock issued
  pursuant to benefit plans...........                 10                   --
 Dividends on shares held by SECT.....                 --                    2
 Adjustment of SECT to market value...                 --                   24
 Other................................                 --                  (10)
                                                   ------               ------
Balance March 31......................              2,652                3,618
                                                   ------               ------
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance January 1.....................                 23                   26
 Translation of foreign currency
  statements..........................                (70)                 (12)
 Hedges of net investment in foreign
  subsidiaries (net of income taxes)..                 12                    4
                                                   ------               ------
Balance March 31......................                (35)                  18
                                                   ------               ------
RETAINED EARNINGS (ACCUMULATED
 DEFICIT)
Balance January 1.....................                (21)                (469)
 Net income...........................                 76                  495
 Dividends--
   Preferred stock....................                 --                   (2)
   Common stock.......................                (52)                 (78)
 Accretion of excess of redemption
  value of preferred stock over fair
  value at date of issue..............                 --                   (1)
                                                   ------               ------
Balance March 31......................                  3                  (55)
                                                   ------               ------
LESS--COMMON STOCK HELD AS TREASURY
 STOCK, AT COST
Balance January 1.....................          --     --   16,422,619     753
 Shares acquired......................   1,693,300     67      996,500      51
 Shares issued pursuant to benefit
  and dividend reinvestment plans.....          --     --      (60,674)     (3)
                                       ----------- ------  -----------  ------
Balance March 31......................   1,693,300     67   17,358,445     801
                                       =========== ------  ===========  ------
 Total................................             $2,555               $3,532
                                                   ======               ======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareowners' equity.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

  (1) In the opinion of Tenneco Inc. (the "Company"), the accompanying unaudited consolidated financial statements of Tenneco Inc. and its consolidated subsidiaries ("Tenneco") contain all adjustments necessary to present fairly the financial position as of March 31, 1997, and the results of operations, changes in shareowners' equity, and cash flows for the periods indicated. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of the Company's management, the unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The consolidated financial statements of Tenneco include all majority-owned subsidiaries of the Company. Investments in 20% to 50% owned companies where the Company has the ability to exert significant influence over operating and financial policies are carried at cost plus equity in undistributed earnings since date of acquisition and cumulative translation adjustments.

  Tenneco was spun-off from the company previously known as Tenneco Inc. ("Old Tenneco") on December 11, 1996, following a series of transactions undertaken to realign the assets, liabilities and operations of Old Tenneco such that the automotive ("Tenneco Automotive"), packaging ("Tenneco Packaging") and administrative services businesses ("Tenneco Business Services") were owned by the Company and the shipbuilding business was owned by Newport News Shipbuilding Inc. ("Newport News"). Old Tenneco distributed the shares of the Company and Newport News to its shareowners on December 11, 1996. On December 12, 1996, Old Tenneco, which then consisted primarily of the energy business ("Energy") and certain previously discontinued operations of Old Tenneco, merged with a subsidiary of El Paso Natural Gas Company.

  Although the separation of Tenneco from Old Tenneco was structured as a spin-off for legal, tax and other reasons, Tenneco kept certain important aspects of Old Tenneco, including its executive management, Board of Directors and headquarters. Most importantly, the combined assets, revenues, and operating income of Tenneco Automotive and Tenneco Packaging represented more than half the assets, revenues and operating income of Old Tenneco prior to the spin-offs and merger. Consequently, Tenneco's financial statements for periods prior to the spin-offs and merger present the net assets and results of operations of Old Tenneco's shipbuilding and energy businesses, as well as its farm and construction equipment business which was disposed of prior to the spin-offs and merger, as discontinued operations.

  Prior year's financial statements have been reclassified where appropriate to conform to 1997 presentations.

  (2) Tenneco is a party to various legal proceedings arising from its operations. Tenneco believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position or results of operations.

  (3) Tenneco is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. Tenneco has provided reserves for compliance with these laws and regulations where it is probable that a liability exists and where Tenneco can make a reasonable estimate of the liability. The estimated liabilities recorded are subject to change as more information becomes available regarding the magnitude of possible clean up costs and the timing, varying costs, and effectiveness of alternative clean up technologies. However, Tenneco believes that any additional costs which may arise as more information becomes available will not have a material adverse effect on its financial condition or results of operations.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

  (4) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, Earnings Per Share which establishes new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 15, 1997. If the provisions of FAS No. 128 had been adopted in the first quarter of 1997 and 1996, basic and diluted earnings per share would not have been materially different from primary and fully diluted earnings per share, respectively, as calculated in accordance with Accounting Principles Board Opinion No. 15.





  The above notes are an integral part of the foregoing financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The quarter ended March 31, 1997, is the first full quarter of Tenneco Inc. and Consolidated Subsidiaries' ("Tenneco") operation as a global manufacturing company focused on its automotive and packaging businesses. Income from continuing operations was $76 million, or 44 cents per share, for the first quarter of 1997 compared to $60 million, or 34 cents per share, in the first quarter of 1996. The improvement resulted from higher income before interest, taxes and minority interest ("operating income") at Tenneco Automotive, lower interest expense and lower income taxes partially offset by lower operating income at Tenneco Packaging, which in the first quarter of 1997 included a gain from the refinancing of two containerboard mill leases. Each of these changes is discussed in more detail below.

  Tenneco was spun-off from the company previously known as Tenneco Inc. ("Old Tenneco") on December 11, 1996, following a series of transactions undertaken to realign the assets, liabilities and operations of Old Tenneco such that Tenneco Automotive, Tenneco Packaging and the administrative services business ("Tenneco Business Services") were owned by Tenneco and the shipbuilding business was owned by Newport News Shipbuilding Inc. ("Newport News"). Old Tenneco distributed the shares of the Company and Newport News to its shareowners on December 11, 1996. On December 12, 1996, Old Tenneco, which then consisted primarily of the energy business ("Energy") and certain previously discontinued operations of Old Tenneco, merged with a subsidiary of El Paso Natural Gas Company.

  Although the separation of Tenneco from Old Tenneco was structured as a spin-off for legal, tax and other reasons, Tenneco kept certain important aspects of Old Tenneco, including its executive management, Board of Directors and headquarters. Most importantly, the combined assets, revenues, and operating income of Tenneco Automotive and Tenneco Packaging represented more than half the assets, revenues and operating income of Old Tenneco prior to the spin-offs and merger. Consequently, this management's discussion and analysis and Tenneco's financial statements for periods prior to the spin-offs and merger present the net assets and results of operations of Old Tenneco's shipbuilding and energy businesses, as well as its farm and construction equipment business which was disposed of prior to the spinoffs and merger, as discontinued operations.

REVENUES

                                                                 FIRST QUARTER
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
                                                                  (MILLIONS)
      Tenneco Automotive........................................ $  778  $  683
      Tenneco Packaging.........................................    852     859
      Intergroup sales and other................................     (1)     (3)
                                                                 ------  ------
                                                                 $1,629  $1,539
                                                                 ======  ======

  Tenneco Automotive's revenues represent a first quarter record and the fourteenth consecutive quarter of quarter-over-quarter improvement. The ride control business experienced a 22% increase in revenues, including $80 million in revenues from acquisitions made since the first quarter of 1996. A portion of ride control's revenue increase was offset, however, by the negative effects of the U.S. dollar's strength during the quarter, reducing the U.S. dollar equivalent of revenues earned overseas by $13 million. The positive impact of a first quarter aftermarket price increase was largely offset by lower volumes that resulted from increased purchases by customers in late 1996 prior to the price increase. Order patterns rebounded to normal levels in mid-March.

  Revenues for the exhaust business increased 8%, due to volume growth which contributed $33 million in additional revenues, as well as $8 million in new revenues from recent acquisitions. Similar to ride control, exhaust's revenues stated in U.S. dollars were reduced by approximately $15 million due to the dollar's strength against foreign currencies.

  For Tenneco Packaging, revenues from specialty packaging rose by $85 million over the prior year's first quarter, primarily due to acquisitions made since the first quarter of 1996, which added $66 million in revenues. Tenneco Packaging's plastics business also contributed $22 million to the growth in specialty packaging revenues due to volume growth in consumer markets, including higher volumes for Tenneco Packaging's Hefty OneZip(R) storage bag. Lower revenues in other portions of the specialty packaging business, including molded fibre, partially offset the foam products and plastics growth.

  Offsetting the revenue growth in the specialty packaging business was a decline in revenues in Tenneco Packaging's paperboard packaging business of $92 million. Weaker containerboard prices accounted for much of the decline, with industry linerboard price declines of 27% and medium prices down 38% compared with the same period last year. Linerboard prices were the lowest since 1993, the last cyclical trough, while medium prices were the lowest since 1982.

OPERATING INCOME

                                                                      FIRST
                                                                     QUARTER
                                                                   ------------
                                                                   1997   1996
                                                                   -----  -----
                                                                   (MILLIONS)
      Tenneco Automotive.......................................... $  80  $  59
      Tenneco Packaging...........................................    80    106
      Other.......................................................    (1)    (4)
                                                                   -----  -----
                                                                   $ 159  $ 161
                                                                   =====  =====

  Tenneco Automotive set a first quarter record for operating income, with the $21 million increase almost evenly split between the ride control and exhaust businesses. In ride control, the operating income growth resulted from $10 million in operating income earned from new acquisitions including Clevite, a $5 million reduction in selling and operating expenses and improved pricing resulting from the first quarter aftermarket price increase and continued strong sales of Tenneco Automotive's premium Sensa-Trac(R) product. Volume decreases primarily as a result of increased purchases by customers in late 1996 prior to the first quarter price increase offset a portion of the operating income growth for ride control.

  In the exhaust business, an $8 million reduction in selling and operating expenses and strong volume growth, particularly in the original equipment market, pushed operating income higher.

  While the strong dollar reduced the U.S. dollar equivalent of revenues earned overseas, because much of Tenneco Automotive's costs to build its products are incurred in the same currencies as the revenues are earned, the impact of the strong U.S. dollar on operating income for the quarter was less than $3 million for ride control and exhaust combined.

  Tenneco Packaging's specialty business earned $48 million in the first quarter of 1997, a $5 million improvement over the prior year. The recently acquired foam products business earned $10 million in operating income in the first quarter while improved margins in specialty packaging's international operations contributed $2 million in operating income growth. Partially offsetting these increases were lower margins caused by higher resin prices and pricing pressures in stretch film.

  Operating income for the paperboard packaging business was $32 million for the quarter, down from $63 million in the prior year first quarter. The 1997 results include a one-time $38 million pre-tax gain which resulted from the refinancing of two containerboard mill leases. The decline in operating income is due primarily to the pricing declines for linerboard and medium previously discussed.

  The lease refinancing transaction, in addition to the first quarter one-time gain, will provide Tenneco Packaging's leased containerboard mills with other ongoing benefits. Reduced lease expenses are projected to improve operating income, based on Tenneco's estimated financing costs, by approximately $15 million annually, while cash flow improvement is expected to be more than $120 million over the first two years of the lease and to total approximately $250 million over a five year period due to lower lease costs and other benefits.

  Following the end of the first quarter, in April 1997, Tenneco Packaging completed the acquisition of the flexible and protective packaging operations of KNP BT for approximately $380 million, including debt assumed and preferred stock of a subsidiary issued to the seller.

INTEREST EXPENSE

  Interest expense declined by $2 million in the first quarter of 1997 compared to 1996. The decline was due to lower long term borrowing rates which resulted from the December 1996 realignment of Tenneco's debt obligations undertaken in connection with the spin-off and merger transactions. Offsetting the impact of lower rates was a higher level of debt outstanding primarily reflecting acquisitions made since the first quarter of 1996.

INCOME TAXES

  Tenneco's effective tax rate was approximately 29% for the first quarter of 1997 compared to 43% in the first quarter of 1996. The lower tax rate resulted from non-recurring foreign tax benefits recognized in the first quarter of 1997.

DISCONTINUED OPERATIONS

  The $435 million in after tax income from discontinued operations in the first quarter of 1996 resulted from the disposition of Tenneco's remaining interest in its former farm and construction equipment subsidiary, Case Corporation, and the operations of the energy and shipbuilding businesses prior to the spin-off and merger transactions.

                                                              FIRST QUARTER 1996
                                                              ------------------
                                                                  (MILLIONS)
      Case Corporation
       Gain on disposition...................................        $340
       Loss from operations..................................          (1)
      Newport News
       Income from operations................................          19
      Energy
       Income from operations................................          77
                                                                     ----
                                                                     $435
                                                                     ====

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

                                                                     FIRST
                                                                    QUARTER
                                                                   -----------
                                                                   1997  1996
                                                                   ----  -----
                                                                   (MILLIONS)
      Cash provided (used) by:
        Operating activities-continuing operations................ $(23) $(112)
        Investing activities......................................  (65)   805
        Financing activities......................................  143   (133)

  Cash flow from operating activities of Tenneco's continuing operations improved by $89 million compared to the prior year first quarter. This increase was primarily due to higher income before non-cash charges.

  Tenneco's discontinued operations also used $676 million in cash during the first quarter of 1996.

  Investing cash flow was principally used for capital expenditures in 1997. Cash from investing activities in 1996 included proceeds of $1,024 million from the sale of operations that have been discontinued, including Tenneco's remaining Case Corporation shares and a business owned by Energy. Capital expenditures for discontinued operations were $57 million in 1996 while capital expenditures for continuing operations were $136 million.

  Cash provided by financing activities in 1997 resulted from $237 million in short-term borrowings, partially offset by $51 million used to repurchase common shares and $52 million in dividends paid to common shareowners. In the first quarter of 1996, Tenneco spent $61 million to repurchase common stock and paid dividends of $81 million to common and preferred shareowners.

CAPITALIZATION

                                                          MARCH 31, DECEMBER 31,
                                                            1997        1996
                                                          --------- ------------
                                                                (MILLIONS)
      Short-term debt....................................  $  472      $  236
      Long-term debt.....................................   2,045       2,067
      Minority interest..................................     304         304
      Shareowners' equity................................   2,555       2,646
                                                           ------      ------
                                                           $5,376      $5,253
                                                           ======      ======

  The increase in debt during the first quarter represents the use of cash for the quarter as described above under Cash Flow.

  Equity declined as net income for the quarter was more than offset by dividends, share repurchases and cumulative translation adjustments resulting from the strong U.S. dollar.

  As a result of the above changes, Tenneco's debt to capitalization ratio increased from 43.8% at December 31, 1996 to 46.8% at March 31, 1997.

  During April 1997, Tenneco refinanced a portion of its short-term debt by issuing $100 million of 10 year 7 1/2% notes and $200 million of 30 year 7 7/8% debentures.

  Tenneco believes it has adequate capital resources available to it to meet its future capital needs, including strategic acquisitions and announced stock repurchases.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  Pursuant to federal and state audit policies, Tenneco Packaging Inc. ("Tenneco Packaging") recently disclosed facts it had discovered concerning the possible New Source Performance Standard ("NSPS") status of Boiler #2 at its Filer City, Michigan Mill to the United States Environmental Protection Agency and the Michigan Department of Environmental Quality ("MDEQ"). Certain information concerning a 1987 modification to the boiler was discovered by Tenneco Packaging during an internal audit undertaken as part of the preparation of the Mill's draft Title V air permit application. On February 14, 1997, the MDEQ issued a letter of violation based on its determination that the 1987 modification had subjected the boiler to NSPS standards. On March 3, 1997, Tenneco Packaging representatives met with MDEQ officials and agreed to draft a proposed consent order to address the past alleged violation. On April 2, 1997, the MDEQ requested that Tenneco perform a compliance test of the boiler's nitrogen oxides emission rates within sixty days. The Mill is presently completing the arrangements for this test. The MDEQ likely will seek a penalty based in substantial part on whether the boiler passes the compliance test. Tenneco believes that the outcome of the NSPS status of Boiler #2 at its Filer City, Michigan Mill will not have a material adverse effect its the financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

    11--Computation of Earnings Per Share of Common Stock

    12--Computation of Ratio of Earnings to Fixed Charges

    27--Financial Data Schedule

  (b) Reports on Form 8-K.

  On February 24, 1997 the Company filed a Current Report on Form 8-K/A relating to the Current Report on Form 8-K filed December 26, 1996. The Form 8-K/A set forth certain pro-forma financial information omitted from the initial filing in reliance on Item 7 thereof and included, as an exhibit, Amendment No. 1 to Distribution Agreement dated as of December 11, 1996 by and among the Company, El Paso Tennessee Pipeline Co. (formerly known as Tenneco Inc.) and Newport News Shipbuilding Inc.

  On March 28, 1997 the Company filed a Current Report on Form 8-K with respect to a press release issued on March 24, 1997 announcing that the Company signed a definitive agreement to purchase the protective and flexible packaging division of NV Koninklijke KNP BT.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TENNECO INC.

                                          By      /s/ Robert T. Blakely
                                              _________________________________
                                                    Robert T. Blakely
                                              Executive Vice President and
                                                 Chief Financial Officer

Date: May 15, 1997

                         [LOGO OF TENNECO APPEARS HERE]

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
    11   Computation of Earnings Per Share of Common Stock
    12   Computation of Ratio of Earnings to Fixed Charges
    27   Financial Data Schedule