Form 10-Q
period 1997-06-30
TENNECO INC /DE
filed 1997-08-14
CIK 1024725

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

  COMMON STOCK, PAR VALUE $.01 PER SHARE: 169,879,345 SHARES AS OF JUNE 30,
1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
  Tenneco Inc. and Consolidated Subsidiaries--
    Statements of Income..................................................   2
    Statements of Cash Flows..............................................   3
    Balance Sheets........................................................   4
    Statements of Changes in Shareowners' Equity..........................   5
    Notes to Financial Statements.........................................   6
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   8
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings...............................................   *
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............  13
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  13

--------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                              GENERAL INFORMATION

  This Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, represents Tenneco Inc.'s second quarterly report following the completion of a series of restructuring transactions completed in December 1996. As a result of those transactions, Tenneco Inc. now consists of a global manufacturing company with interests in the automotive parts ("Tenneco Automotive") and packaging ("Tenneco Packaging") industries and an administrative services business ("Tenneco Business Services"). Note 1 to the financial statements, and Management's Discussion and Analysis which follows the financial statements and footnotes, contain a description of the transaction as well as a discussion of the results of operations for the quarter and year to date.

  CAUTIONARY STATEMENT AND "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995

  This Quarterly Report on Form 10-Q contains forward-looking statements regarding (i) the implementation of price increases for Tenneco's paperboard packaging products and (ii) the recovery of increases in resin costs. See "Revenues" and "Income Before Interest Expense, Income Taxes and Minority Interest ("Operating Income")" under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Continuing Operations for the Quarter Ended June 30, 1997" and "Revenues" and "Operating Income" under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Continuing Operations for the Six Months Ended June 30, 1997." These forward-looking statements are made in good faith, and on a basis and with assumptions which Tenneco believes are reasonable; however, assumed facts or basis may vary from actual results and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. There can be no assurance that the expectations set forth in the forward-looking statements will be achieved or accomplished. Actual results could differ from those in the forward-looking statements as a result of various factors, including market conditions placing downward pressure on industry prices for linerboard and medium and other packaging products.

  In addition to the foregoing, Tenneco's future results may be adversely impacted by a number of other matters and uncertainties, including: (i) changes in consumer demand and prices; (ii) potential legislation or regulatory changes; (iii) material substitution and changes in the prices of raw materials; (iv) possible labor interruptions; (v) certain risks associated with operating in foreign countries, such as devaluations and fluctuations in currency exchange rates; (vi) new technologies; (vii) changes in distribution channels or competitive conditions in the markets and countries where Tenneco operates; (viii) increases in the cost of compliance with regulations, including environmental regulations, and environmental liabilities in excess of the amount reserved; (ix) changes in capital availability or costs, such as changes in interest rates or ratings of securities; and (x) changes by the Financial Accounting Standards Board or the Securities and Exchange Commission to authoritative generally accepted accounting principles or policies.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                    JUNE 30,                 JUNE 30,
                             -----------------------  ------------------------
                                1997        1996         1997         1996
                             ----------- -----------  -----------  -----------
                                     (MILLIONS EXCEPT SHARE AMOUNTS)
REVENUES
  Net sales and operating
   revenues--
    Automotive.............. $       873 $       780  $     1,651  $     1,463
    Packaging...............       1,019         916        1,871        1,775
    Intergroup sales and
     other..................          --          (2)          (1)          (5)
                             ----------- -----------  -----------  -----------
                                   1,892       1,694        3,521        3,233
  Other income, net.........           1          57           41           71
                             ----------- -----------  -----------  -----------
                                   1,893       1,751        3,562        3,304
                             ----------- -----------  -----------  -----------
COSTS AND EXPENSES
  Cost of sales (exclusive
   of depreciation shown
   below)...................       1,338       1,192        2,529        2,303
  Engineering, research and
   development..............          18          23           34           44
  Selling, general and
   administrative...........         234         206          445          396
  Depreciation, depletion
   and amortization.........          91          77          183          147
                             ----------- -----------  -----------  -----------
                                   1,681       1,498        3,191        2,890
                             ----------- -----------  -----------  -----------
INCOME BEFORE INTEREST
 EXPENSE, INCOME TAXES AND
 MINORITY INTEREST..........         212         253          371          414
  Interest expense (net of
   interest capitalized)....          53          53           98          100
  Income tax expense........          49          77           82          126
  Minority interest.........           6           5           11           10
                             ----------- -----------  -----------  -----------
INCOME FROM CONTINUING
 OPERATIONS.................         104         118          180          178
Income from discontinued
 operations, net of income
 tax........................          --          43           --          478
                             ----------- -----------  -----------  -----------
NET INCOME..................         104         161          180          656
Preferred stock dividends...          --           2           --            5
                             ----------- -----------  -----------  -----------
NET INCOME TO COMMON STOCK.. $       104 $       159  $       180  $       651
                             =========== ===========  ===========  ===========
PER SHARE
Average number of shares of
 common stock outstanding... 169,907,499 170,264,386  170,673,360  170,351,740
Earnings per average share
 of common stock--
  Continuing operations..... $       .61 $       .70  $      1.05  $      1.04
  Discontinued operations...          --         .23           --         2.78
                             ----------- -----------  -----------  -----------
                             $       .61 $       .93  $      1.05  $      3.82
                             =========== ===========  ===========  ===========
Cash dividends per share of
 common stock............... $       .30 $       .45  $       .60  $       .90
                             =========== ===========  ===========  ===========

  The accompanying notes to financial statements are an integral part of these statements of income.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               SIX MONTHS
                                                                  ENDED
                                                                JUNE 30,
                                                            -------------------
                                                             1997    1996
                                                            ------  ------
                                                             (MILLIONS)
OPERATING ACTIVITIES
Income from continuing operations.........................  $  180  $  178
Adjustments to reconcile income from continuing operations
 to cash provided (used) by continuing operations--
  Depreciation, depletion and amortization................     183     147
  Deferred income taxes...................................      71      37
  (Gain) loss on sale of businesses and assets, net.......      10     (49)
  Changes in components of working capital--
    (Increase) decrease in receivables....................    (126)   (110)
    (Increase) decrease in inventories....................     (20)     18
    (Increase) decrease in prepayments and other current
     assets...............................................     (54)    (19)
    Increase (decrease) in payables.......................     (88)    (13)
    Increase (decrease) in taxes accrued..................     (20)     23
    Increase (decrease) in interest accrued...............      28      --
    Increase (decrease) in other current liabilities......     (90)    (43)
  Other...................................................     (60)    (33)
                                                            ------  ------
Cash provided (used) by continuing operations.............      14     136
Cash provided (used) by discontinued operations...........      --    (351)
                                                            ------  ------
Net cash provided (used) by operating activities..........      14    (215)
                                                            ------  ------
INVESTING ACTIVITIES
Net proceeds related to the sale of discontinued
 operations...............................................      --   1,051
Net proceeds from sale of businesses and assets...........       7      10
Expenditures for plant, property and equipment--
  Continuing operations...................................    (202)   (274)
  Discontinued operations.................................      --    (190)
Acquisitions of businesses................................    (289)    (24)
Investments and other.....................................     (52)    (68)
                                                            ------  ------
Net cash provided (used) by investing activities..........    (536)    505
                                                            ------  ------
FINANCING ACTIVITIES
Issuance of common, treasury and SECT shares..............      20      46
Purchase of common shares.................................     (90)   (122)
Redemption of preferred stock.............................      --     (20)
Issuance of long-term debt................................     593       2
Retirement of long-term debt..............................      (5)   (302)
Net increase (decrease) in short-term debt excluding
 current maturities on long-term debt.....................     126     141
Dividends (common and preferred)..........................    (102)   (158)
                                                            ------  ------
Net cash provided (used) by financing activities..........     542    (413)
                                                            ------  ------
Effect of foreign exchange rate changes on cash and
 temporary cash investments...............................      (1)     (2)
                                                            ------  ------
Increase (decrease) in cash and temporary cash
 investments..............................................      19    (125)
Cash and temporary cash investments, January 1............      62     354
                                                            ------  ------
Cash and temporary cash investments, June 30 (Note).......  $   81  $  229
                                                            ======  ======
Cash paid during the period for interest..................  $   80  $  224
Cash paid during the period for income taxes (net of
 refunds).................................................  $   42  $  621

--------
Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

 The accompanying notes to financial statements are an integral part of these statements of cash flows.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                     JUNE 30, DECEMBER 31, JUNE 30,
                                                     -------- ------------ --------
                       ASSETS                          1997       1996       1996
                       ------                        -------- ------------ --------
                                                               (MILLIONS)
Current assets:
  Cash and temporary cash investments...............  $   81     $   62     $  229
  Receivables--
    Customer notes and accounts, net................     808        561        477
    Affiliated companies............................      --         --        114
    Income taxes....................................      --         --         52
    Other...........................................      35        138        186
  Inventories--
    Finished goods..................................     500        408        381
    Work in process.................................      95        118        100
    Raw materials...................................     227        245        249
    Materials and supplies..........................     114        107         90
  Deferred income taxes.............................      86         95         28
  Prepayments and other.............................     201        189        196
                                                      ------     ------     ------
                                                       2,147      1,923      2,102
                                                      ------     ------     ------
Other assets:
  Long-term notes receivable........................      41         20         16
  Goodwill and intangibles, net.....................   1,578      1,341        965
  Deferred income taxes.............................     113         60         61
  Pension assets....................................     681        547        444
  Other.............................................     415        444        287
                                                      ------     ------     ------
                                                       2,828      2,412      1,773
                                                      ------     ------     ------
Plant, property and equipment, at cost..............   5,029      4,870      4,332
  Less--Reserves for depreciation, depletion and
   amortization.....................................   1,747      1,618      1,584
                                                      ------     ------     ------
                                                       3,282      3,252      2,748
                                                      ------     ------     ------
Net assets of discontinued operations...............      --         --      1,301
                                                      ------     ------     ------
                                                      $8,257     $7,587     $7,924
                                                      ======     ======     ======
        LIABILITIES AND SHAREOWNERS' EQUITY
        -----------------------------------
Current liabilities:
  Short-term debt (including current maturities on
   long-term debt)..................................  $  437     $  236     $  530
  Payables--
    Trade...........................................     603        651        599
    Affiliated companies............................      --         --         23
  Taxes accrued.....................................      72         91         74
  Accrued liabilities...............................     282        308        242
  Other.............................................     293        335        242
                                                      ------     ------     ------
                                                       1,687      1,621      1,710
                                                      ------     ------     ------
Long-term debt......................................   2,663      2,067      1,573
                                                      ------     ------     ------
Deferred income taxes...............................     519        476        451
                                                      ------     ------     ------
Postretirement benefits.............................     211        168        161
                                                      ------     ------     ------
Deferred credits and other liabilities..............     326        305        159
                                                      ------     ------     ------
Commitments and contingencies
Minority interest...................................     313        304        301
                                                      ------     ------     ------
Shareowners' equity:
  Common stock......................................       2          2        957
  Stock Employee Compensation Trust (common stock
   held in trust)...................................      --         --        (58)
  Premium on common stock and other capital surplus.   2,659      2,642      3,605
  Cumulative translation adjustments................     (91)        23          4
  Retained earnings (accumulated deficit)...........      56        (21)        26
                                                      ------     ------     ------
                                                       2,626      2,646      4,534
  Less--Shares held as treasury stock, at cost......      88         --        965
                                                      ------     ------     ------
                                                       2,538      2,646      3,569
                                                      ------     ------     ------
                                                      $8,257     $7,587     $7,924
                                                      ======     ======     ======

  The accompanying notes to financial statements are an integral part of these balance sheets.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                  (UNAUDITED)

                                            SIX MONTHS ENDED JUNE 30,
                                      ----------------------------------------
                                             1997                 1996
                                      -------------------  -------------------
                                        SHARES     AMOUNT    SHARES     AMOUNT
                                      -----------  ------  -----------  ------
                                         (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1.................... 171,567,658  $    2  191,351,615  $  957
 Issued pursuant to benefit plans....     534,867      --        3,986      --
                                      -----------  ------  -----------  ------
Balance June 30...................... 172,102,525       2  191,355,601     957
                                      ===========  ------  ===========  ------
STOCK EMPLOYEE COMPENSATION TRUST
 (SECT)
Balance January 1....................                  --                 (215)
 Shares issued.......................                  --                  161
 Adjustment to market value..........                  --                   (4)
                                                   ------               ------
Balance June 30......................                  --                  (58)
                                                   ------               ------
PREMIUM ON COMMON STOCK AND OTHER
 CAPITAL SURPLUS
Balance January 1....................               2,642                3,602
 Premium on common stock issued
  pursuant to benefit plans..........                  17                   --
 Dividends on shares held by SECT....                  --                    3
 Adjustment of SECT to market value..                  --                    4
 Other...............................                  --                   (4)
                                                   ------               ------
Balance June 30......................               2,659                3,605
                                                   ------               ------
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance January 1....................                  23                   26
 Translation of foreign currency
  statements.........................                (127)                 (21)
 Hedges of net investment in foreign
  subsidiaries (net of income
  taxes).............................                  13                   (1)
                                                   ------               ------
Balance June 30......................                 (91)                   4
                                                   ------               ------
RETAINED EARNINGS (ACCUMULATED
 DEFICIT)
Balance January 1....................                 (21)                (469)
 Net income..........................                 180                  656
 Dividends--
   Preferred stock...................                  --                   (3)
   Common stock......................                (103)                (156)
 Accretion of excess of redemption
  value of preferred stock over fair
  value at date of issue.............                  --                   (2)
                                                   ------               ------
Balance June 30......................                  56                   26
                                                   ------               ------
LESS--COMMON STOCK HELD AS TREASURY
 STOCK, AT COST
Balance January 1....................          --      --   16,422,619     753
 Shares acquired.....................   2,288,200      90    4,184,368     217
 Shares issued pursuant to benefit
  and dividend reinvestment plans....     (65,020)     (2)    (117,107)     (5)
                                      -----------  ------  -----------  ------
Balance June 30......................   2,223,180      88   20,489,880     965
                                      ===========  ------  ===========  ------
 Total...............................              $2,538               $3,569
                                                   ======               ======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareowners' equity.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

  (1) In the opinion of Tenneco Inc. (the "Company"), the accompanying unaudited consolidated financial statements of Tenneco Inc. and its consolidated subsidiaries ("Tenneco") contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, and the results of operations, changes in shareowners' equity, and cash flows for the periods indicated. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements of Tenneco include all majority-owned subsidiaries of the Company. Investments in 20% to 50% owned companies where the Company has the ability to exert significant influence over operating and financial policies are carried at cost plus equity in undistributed earnings and cumulative translation adjustments since date of acquisition.

  The Company was spun-off from the company previously known as Tenneco Inc. ("Old Tenneco") on December 11, 1996, following a series of transactions undertaken to realign the assets, liabilities and operations of Old Tenneco such that the automotive parts ("Tenneco Automotive"), packaging ("Tenneco Packaging") and the administrative services ("Tenneco Business Services") businesses were owned by the Company and the shipbuilding business was owned by Newport News Shipbuilding Inc. ("Newport News"). Old Tenneco distributed the shares of the Company and Newport News to its shareowners on December 11, 1996. On December 12, 1996, Old Tenneco, which then consisted primarily of the energy business and certain previously discontinued operations of Old Tenneco, merged with a subsidiary of El Paso Natural Gas Company.

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

  (3) Tenneco is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. Tenneco has provided reserves for compliance with these laws and regulations where it is probable that a liability exists and where Tenneco can make a reasonable estimate of the liability. The estimated liabilities recorded are subject to change as more information becomes available regarding the magnitude of possible cleanup costs and the timing, varying costs, and effectiveness of alternative cleanup technologies. However, Tenneco believes that any additional costs which may arise as more information becomes available will not have a material adverse effect on its financial condition or results of operations.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

  (4) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, Earnings Per Share, which establishes new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 15, 1997. If the provisions of FAS No. 128 had been adopted in the second quarter of 1997 and 1996, basic and diluted earnings per share would not have been materially different from primary and fully diluted earnings per share, respectively, as calculated in accordance with Accounting Principles Board Opinion No. 15.

  (5) Tenneco uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. Tenneco's primary exposure to changes in foreign currency rates results from intercompany loans made between Tenneco affiliates to minimize the need for borrowings from third parties. Net gains or losses on these foreign currency exchange contracts which are designated as hedges are recognized in the income statement to offset the foreign currency gain or loss on the underlying transaction. Additionally, Tenneco enters into foreign currency forward purchase and sale contracts to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. Since these anticipated transactions are not firm commitments, Tenneco marks these forward contracts to market each period and records any gain or loss in the income statement. Tenneco has from time to time also entered into forward contracts to hedge its net investment in foreign subsidiaries. The after-tax net gains or losses on these contracts are recognized on the accrual basis in the balance sheet caption "Cumulative translation adjustments". In the statement of cash flows, cash receipts or payments related to these exchange contracts are classified consistent with the cash flows from the transaction being hedged.

  Tenneco does not currently enter into derivative financial instruments for speculative purposes.


  The above notes are an integral part of the foregoing financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997

  Tenneco Inc. and its consolidated subsidiaries ("Tenneco") reported income from continuing operations of $104 million, or 61 cents per share, for the second quarter of 1997 compared to $118 million, or 70 cents per share, for the same period in 1996. The 1996 results include a $50 million gain ($30 million after-tax or 18 cents per share) on the sale of certain recycled paperboard assets to a joint venture with Caraustar Industries. The 18 percent improvement in income from continuing operations excluding this 1996 gain resulted from record performance at both Tenneco Automotive and Tenneco Packaging's specialty packaging business as well as a lower effective tax rate in 1997.

  Tenneco was spun-off from the company previously known as Tenneco Inc. ("Old Tenneco") on December 11, 1996, following a series of transactions undertaken to realign the assets, liabilities and operations of Old Tenneco such that the automotive parts ("Tenneco Automotive"), packaging ("Tenneco Packaging") and the administrative services ("Tenneco Business Services") businesses were owned by Tenneco and the shipbuilding business was owned by Newport News Shipbuilding Inc. ("Newport News"). Old Tenneco distributed the shares of Tenneco and Newport News to its shareowners on December 11, 1996. On December 12, 1996, Old Tenneco, which then consisted primarily of the energy business ("Energy") and certain previously discontinued operations of Old Tenneco, merged with a subsidiary of El Paso Natural Gas Company.

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

Revenues

                                                                     SECOND
                                                                     QUARTER
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
                                                                   (MILLIONS)
      Tenneco Automotive......................................... $  873 $  780
      Tenneco Packaging..........................................  1,019    916
      Intergroup sales and other.................................     --     (2)
                                                                  ------ ------
                                                                  $1,892 $1,694
                                                                  ====== ======

  Tenneco Automotive earned record revenues in the second quarter, its fifteenth consecutive quarter of quarter-over-quarter improvement. The revenue increase of 12 percent resulted primarily from acquisitions made since the second quarter of 1996, which contributed $88 million in revenues for the quarter. Increased volumes and new business contributed $29 million in revenue growth in the quarter while the U.S. dollar equivalent of revenues earned overseas decreased by $30 million due to the strength of the dollar in foreign markets.

  Tenneco Packaging's 11 percent growth in quarterly revenue compared to the second quarter of 1996 resulted from a $172 million increase in specialty packaging business revenues, partially offset by a decline in paperboard packaging business revenues of $69 million. Specialty packaging's increase resulted primarily from $154 million in revenues from acquisitions made since the second quarter of 1996 as well as unit sales growth in consumer products. Hefty OneZip(R) bag sales increased by more than 50% over the same period last year, Hefty(R) trash bags recorded strong unit volume and market share gains, and sales of clear plastic and foam containers to supermarkets and the foodservice industry were up 11 percent over the year-ago period.

  The paperboard packaging business revenue decline was due to lower prices in the 1997 second quarter compared to the same period in the prior year. Industry linerboard prices were 17 percent lower and medium prices were 26 percent lower than the second quarter of 1996, and were 5 percent and 6 percent, respectively, lower than the first quarter of 1997. Tenneco Packaging implemented a June price increase of $40 per ton for medium and announced an additional $40 per ton increase for August 1, which is expected to hold.

Income Before Interest Expense, Income Taxes and Minority Interest ("Operating Income")

                                                                     SECOND
                                                                     QUARTER
                                                                   ------------
                                                                   1997   1996
                                                                   -----  -----
                                                                   (MILLIONS)
      Tenneco Automotive.......................................... $ 131  $ 104
      Tenneco Packaging...........................................    82    150
      Other.......................................................    (1)    (1)
                                                                   -----  -----
                                                                    $212  $ 253
                                                                   =====  =====

  Tenneco Automotive set a record for quarterly operating income. Of the $27 million increase in operating income, $19 million came from acquisitions made since the second quarter of 1996. Cost reductions and lower selling expenses contributed $15 million to second quarter 1997 results. A change in the mix of products from the higher margin aftermarket to the original equipment market offset the positive effects of the volume improvements discussed above. The strong U.S. dollar reduced operating income by $5 million for the quarter, while the impact of the labor strikes at GM and Chrysler accounted for the balance of the change in operating income.

  Tenneco Packaging's specialty packaging business reported operating income of $88 million an improvement of $23 million over the second quarter of 1996. This improvement was largely driven by businesses acquired since the second quarter of 1996. The positive impact of the increase in volumes discussed under Revenues above was offset by resin cost increases, which are expected to be recovered later this year, and weak stretch film margins.

  Excluding the 1996 gain discussed above, the paperboard packaging business reported a $41 million decline in operating income in the second quarter of 1997 compared to 1996. This was primarily the result of the pricing declines discussed above, somewhat offset by containerboard mill cost reductions and productivity improvements. Significantly, despite the price declines experienced in the second quarter of 1997 compared to the first quarter, the paperboard packaging operating loss was $6 million in both periods, before the one-time portion of a mill lease refinancing gain in the first quarter of 1997, discussed below.

Interest Expense

  Interest expense was $53 million in the second quarter of both 1997 and 1996. Tenneco realized a benefit from lower long-term borrowing rates as a result of the December 1996 realignment of Tenneco's debt obligations undertaken in connection with the spin-off and merger transactions. Offsetting this benefit was a higher level of debt outstanding during the first half of 1997, primarily reflecting acquisitions made since the second quarter of 1996.

Income Taxes

  Tenneco's effective tax rate for the second quarter of 1997 was 31 percent compared to 39 percent in 1996. The lower tax rate resulted primarily from non-recurring foreign tax benefits recognized in the second quarter of 1997.

RESULTS OF CONTINUING OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997

  Tenneco earned income from continuing operations of $180 million, or $1.05 per share, for the first six months of 1997 compared to $178 million, or $1.04 per share, for the same period in 1996.

Revenues

                                                                  SIX MONTHS
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
                                                                  (MILLIONS)
      Tenneco Automotive........................................ $1,651  $1,463
      Tenneco Packaging.........................................  1,871   1,775
      Intergroup sales and other................................     (1)     (5)
                                                                 ------  ------
                                                                 $3,521  $3,233
                                                                 ======  ======

  Tenneco Automotive's year to date revenue improvement of 13 percent is due to the same reasons as the second quarter improvement. Revenues from recent acquisitions added $176 million in the first half of 1997. Volume growth and new business contributed $60 million in additional revenue for the first half of 1997. The strong dollar reduced first half revenues by $58 million compared to the same period in 1996.

  Tenneco Packaging's revenue growth of 5 percent is attributable to the specialty packaging business where revenues increased by $258 million to $1,130 million. Of the increase, $220 million resulted from revenues from acquisitions made since the first half of 1996 and the remainder was primarily due to unit sales growth as discussed under second quarter results above.

  The paperboard packaging business experienced a decline in revenues for the first half of 1997 of $162 million. The decline was primarily attributable to lower pricing for linerboard and medium, as discussed in the second quarter analysis above.

Operating Income

                                                                  SIX MONTHS
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
                                                                  (MILLIONS)
      Tenneco Automotive.......................................  $  211  $  163
      Tenneco Packaging........................................     162     256
      Other....................................................      (2)     (5)
                                                                 ------  ------
                                                                 $  371  $  414
                                                                 ======  ======

  Tenneco Automotive's 29 percent improvement in operating income resulted primarily from recent acquisitions, which contributed $28 million, and cost reductions of $28 million. For the year to date, the effect of the strong U.S. dollar reduced operating income by less than $8 million.

  Tenneco Packaging's specialty packaging business contributed a $28 million increase in operating income, primarily due to recent acquisitions, offset somewhat by the weak stretch film margins and resin cost increases discussed under second quarter results above.

  The paperboard packaging business results for the first half of 1996 included the $50 million gain discussed under second quarter results above. The first half of 1997 included $38 million related to the one-time portion of a mill lease refinancing gain. Excluding these two items, the paperboard packaging business experienced a decline in operating income of $110 million in the first half of 1997. Like the second quarter, this decline was largely due to lower prices for linerboard and medium in 1997.

Interest Expense

  Interest expense decreased by $2 million for the first half of 1997 compared to 1996, due to the lower long-term borrowing rates which resulted from the December 1996 debt realignment, offset by higher debt levels due to acquisitions.

Income Taxes

  The effective tax rate for the first half of 1997 was 30 percent compared to 40 percent in the same period of 1996, reflecting non-recurring foreign tax benefits recognized in 1997.

RESULTS OF DISCONTINUED OPERATIONS

  The 1996 after-tax income from discontinued operations resulted from Tenneco's disposition of its remaining interest in its former farm and construction equipment subsidiary, Case Corporation, in March 1996, and the operations of the energy and shipbuilding businesses prior to the spin-off and merger transactions in December 1996.

                                                                 SECOND   SIX
                                                                 QUARTER MONTHS
                                                                   1996   1996
                                                                 ------- ------
                                                                   (MILLIONS)
      Case Corporation
       Gain on disposition......................................  $  --  $ 340
       Loss from operations.....................................     --     (1)
      Shipbuilding
       Income from operations...................................     18     37
      Energy
       Income from operations...................................     25    102
                                                                  -----  -----
                                                                    $43  $ 478
                                                                  =====  =====

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

                                                                   SIX MONTHS
                                                                 --------------
                                                                  1997    1996
                                                                 ------- ------
                                                                   (MILLIONS)
      Cash provided (used) by:
        Operating activities-continuing operations..............  $  14  $ 136
        Investing activities....................................   (536)   505
        Financing activities....................................    542   (413)

  Cash flow from continuing operations declined by $122 million for the first six months of 1997 compared to the first six months of 1996. Income before non-cash items was higher; however, the positive cash effect was more than offset by changes in the components of working capital in operating cash flow. These changes result from higher levels of activity, particularly in receivables and inventory, in 1997, the liquidation of certain payables incurred in connection with the December 1996 spin-off and merger transactions and lower levels of 1997 capital expenditures, which contributed to a decrease in payables.

  Tenneco's discontinued operations used $351 million in cash for the first six months of 1996.

  Cash flow used for investing activities for the first half of 1997 included $275 million of cash paid for the acquisition of the protective and flexible packaging businesses of NV Koninklijke KNP BT. The total purchase price of the KNP acquisition was approximately $380 million, which included debt assumed in the acquisition and preferred stock of a subsidiary issued to the seller. The acquisition closed in April 1997. Tenneco also used $202 million during the first six months of 1997 for capital expenditures in its continuing operations, compared to $274 million during the same period in 1996. Capital expenditures in the first half of 1996 for discontinued operations totaled $190 million. Also during the first half of 1996, Tenneco received $1,051 million in proceeds from sales of business operations that have been discontinued, primarily the remaining Case investment and Tenneco's 50 percent investment in a pipeline partnership.

  In the first half of 1997, Tenneco refinanced a portion of its short-term debt by issuing $100 million of 10 year 7 1/2 % notes, $200 million of 30 year 7 7/8% debentures and $300 million of 20 year 7 5/8% debentures. The net proceeds to Tenneco of these debt offerings were $593 million. Tenneco also paid $102 million in dividends in the first half of 1997 and purchased $90 million of its common stock as part of the previously announced share repurchase program. During the first half of 1996, Tenneco retired $302 million in long-term debt, paid $158 million in dividends and repurchased $122 million of its common stock. The net increase in short-term debt in the first half of 1996 was $141 million.

Capitalization

                                                           JUNE 30, DECEMBER 31,
                                                             1997       1996
                                                           -------- ------------
                                                                (MILLIONS)
      Short-term debt.....................................  $  437     $  236
      Long-term debt......................................   2,663      2,067
      Minority interest...................................     313        304
      Shareowners' equity.................................   2,538      2,646
                                                            ------     ------
                                                            $5,951     $5,253
                                                            ======     ======

  Tenneco's debt to capitalization ratio at June 30, 1997 was 52.1 percent compared to 43.8 percent at December 31, 1996. The increase in the ratio is attributable to the additional debt issued as described under Cash Flow above as well as a decline in equity resulting from net income for the first six months being more than offset by dividends, share repurchases and cumulative translation adjustments resulting from the strong US dollar.

  Tenneco believes it has adequate capital resources available to it to meet its future capital needs, including strategic acquisitions and announced share repurchases.

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The annual meeting of the shareholders of the Company was held on May 13, 1997. The following matters were voted upon at the meeting and the votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, as to each such matter is also listed:

  (a) Election of Directors for a term to expire at the year 2000 Annual Meeting of Stockholders:

                                                               FOR     WITHHELD
                                                           ----------- ---------
     Mark Andrews......................................... 146,831,571 1,340,458
     W. Michael Blumenthal................................ 146,782,990 1,389,039
     Belton K. Johnson.................................... 146,904,211 1,267,818
     William L. Weiss..................................... 146,922,680 1,249,349

  (b) To approve the appointment of Arthur Andersen LLP as independent public accountants for Tenneco Inc. for the year 1997:

         FOR              AGAINST                 ABSTAINED                 BROKER NON-VOTE
         ---              -------                 ---------                 ---------------
     147,272,833          474,335                  424,861                        -0-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

    11--Computation of Earnings Per Share of Common Stock

    12--Computation of Ratio of Earnings to Fixed Charges

    27--Financial Data Schedule

  (b) Reports on Form 8-K.

  On April 25, 1997, the Company filed a Current Report on Form 8-K relating to its sale of $100,000,000 aggregate principal amount of its 7 1/2% Notes due April 15, 2007 and $200,000,000 aggregate principal amount of its 7 7/8% Debentures due April 15, 2027 under the Company's existing shelf Registration Statement on Form S-3 (File No. 333-24291).

  On April 29, 1997, the Company filed a Current Report on Form 8-K with respect to a press release issued on April 29, 1997 announcing the Company's earnings for the quarter ended March 31, 1997 and other matters.

  On June 13, 1997, the Company filed a Current Report on Form 8-K relating to its sale of $300,000,000 aggregate principal amount of its 7 5/8% Debentures due June 15, 2017 under the Company's existing shelf Registration Statement on Form S-3 (File No. 333-24291).

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

Date: August 14, 1997

                         [LOGO OF TENNECO APPEARS HERE]

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
    11   Computation of Earnings Per Share of Common Stock
    12   Computation of Ratio of Earnings to Fixed Charges
    27   Financial Data Schedule