Form 10-Q
period 1997-09-30
TENNECO INC /DE
filed 1997-11-14
CIK 1024725

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

  COMMON STOCK, PAR VALUE $.01 PER SHARE: 170,243,976 SHARES AS OF SEPTEMBER 30, 1997.

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

                              GENERAL INFORMATION

  This Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, represents Tenneco Inc.'s third quarterly report following the completion of a series of restructuring transactions completed in December 1996. As a result of those transactions, Tenneco Inc. now consists of a global manufacturing company with interests in the automotive parts ("Tenneco Automotive") and packaging ("Tenneco Packaging") industries and an administrative services business ("Tenneco Business Services"). Note 1 to the financial statements contains a description of the transaction, and Management's Discussion and Analysis which follows the financial statements and footnotes, contains a description of the transaction as well as a discussion of the results of operations for the quarter and year to date.

  CAUTIONARY STATEMENT AND "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995

  This Quarterly Report on Form 10-Q contains forward-looking statements regarding (i) the implementation of price increases for Tenneco's paperboard packaging products and (ii) the recovery of increases in resin costs. See "Revenues" and "Income Before Interest Expense, Income Taxes and Minority Interest ("Operating Income")" under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Continuing Operations for the Quarter Ended September 30, 1997" and "Revenues" and "Operating Income" under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Continuing Operations for the Nine Months Ended September 30, 1997." These forward-looking statements are made in good faith, and on a basis and with assumptions which Tenneco believes are reasonable; however, assumed facts or basis may vary from actual results and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. There can be no assurance that the expectations set forth in the forward-looking statements will be achieved or accomplished. Actual results could differ from those in the forward-looking statements as a result of various factors, including market conditions placing downward pressure on industry prices for linerboard and medium and other packaging products and, as described below, the possible disposition of some or all of Tenneco's containerboard mills, timberlands and other related operations.

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                    SEPTEMBER 30,            SEPTEMBER 30,
                               -----------------------  -----------------------
                                  1997        1996         1997        1996
                               ----------- -----------  ----------- -----------
                                       (MILLIONS EXCEPT SHARE AMOUNTS)
REVENUES
  Net sales and operating
   revenues--
    Automotive...............  $       785 $       760  $     2,436 $     2,223
    Packaging................        1,045         896        2,916       2,671
    Intergroup sales and
     other...................            1          (3)          --          (8)
                               ----------- -----------  ----------- -----------
                                     1,831       1,653        5,352       4,886
  Other income, net..........           24          40           65         111
                               ----------- -----------  ----------- -----------
                                     1,855       1,693        5,417       4,997
                               ----------- -----------  ----------- -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of
   depreciation shown below).        1,311       1,211        3,840       3,514
  Engineering, research and
   development...............           20          22           54          66
  Selling, general and
   administrative............          208         207          653         603
  Depreciation, depletion and
   amortization..............           90          82          273         229
                               ----------- -----------  ----------- -----------
                                     1,629       1,522        4,820       4,412
                               ----------- -----------  ----------- -----------
INCOME BEFORE INTEREST
 EXPENSE, INCOME TAXES AND
 MINORITY INTEREST...........          226         171          597         585
  Interest expense (net of
   interest capitalized).....           59          45          157         145
  Income tax expense.........           56          45          138         171
  Minority interest..........            6           5           17          15
                               ----------- -----------  ----------- -----------
INCOME FROM CONTINUING
 OPERATIONS..................          105          76          285         254
Income from discontinued
 operations, net of income
 tax.........................           --          40           --         518
Extraordinary loss, net of
 income tax..................           --          (1)          --          (1)
                               ----------- -----------  ----------- -----------
NET INCOME...................          105         115          285         771
Preferred stock dividends....           --           2           --           7
                               ----------- -----------  ----------- -----------
NET INCOME TO COMMON STOCK...  $       105 $       113  $       285 $       764
                               =========== ===========  =========== ===========
PER SHARE
Average number of shares of
 common stock outstanding....  170,081,544 170,365,089  170,516,035 170,418,046
Earnings per average share of
 common stock--
  Continuing operations......  $       .62 $       .45  $      1.67 $      1.49
  Discontinued operations....           --         .22           --        3.00
  Extraordinary loss.........           --        (.01)          --        (.01)
                               ----------- -----------  ----------- -----------
                               $       .62 $       .66  $      1.67 $      4.48
                               =========== ===========  =========== ===========
Cash dividends per share of
 common stock................  $       .30 $       .45  $       .90 $      1.35
                               =========== ===========  =========== ===========

  The accompanying notes to financial statements are an integral part of these statements of income.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                             ---------------
                                                              1997    1996
                                                             ------  ------
                                                              (MILLIONS)
OPERATING ACTIVITIES
Income from continuing operations..........................  $  285  $  254
Adjustments to reconcile income from continuing operations
 to cash provided (used) by continuing operations--
  Depreciation, depletion and amortization.................     273     229
  Deferred income taxes....................................     148      32
  (Gain) loss on sale of businesses and assets, net........      14     (58)
  Changes in components of working capital--
    (Increase) decrease in receivables.....................    (114)   (112)
    (Increase) decrease in inventories.....................     (40)     12
    (Increase) decrease in prepayments and other current
     assets................................................     (63)     (4)
    Increase (decrease) in payables........................     (71)    (10)
    Increase (decrease) in taxes accrued...................     (48)     59
    Increase (decrease) in interest accrued................      58      --
    Increase (decrease) in other current liabilities.......    (113)    (63)
  Other....................................................    (108)    (43)
                                                             ------  ------
Cash provided (used) by continuing operations..............     221     296
Cash provided (used) by discontinued operations............      --    (453)
                                                             ------  ------
Net cash provided (used) by operating activities...........     221    (157)
                                                             ------  ------
INVESTING ACTIVITIES
Net proceeds from sale of businesses and assets............      17     136
Expenditures for plant, property and equipment.............    (324)   (400)
Acquisitions of businesses.................................    (308)   (677)
Net proceeds related to the sale of discontinued
 operations................................................      --   1,049
Expenditures for plant, property and equipment, and
 business acquisitions--discontinued operations............      --    (351)
Investments and other......................................     (61)    (94)
                                                             ------  ------
Net cash provided (used) by investing activities...........    (676)   (337)
                                                             ------  ------
FINANCING ACTIVITIES
Issuance of common, treasury and SECT shares...............      35     105
Purchase of common shares..................................     (90)   (149)
Redemption of preferred stock..............................      --     (20)
Issuance of long-term debt.................................     596       5
Retirement of long-term debt...............................      (9)   (379)
Net increase (decrease) in short-term debt excluding
 current maturities on long-term debt......................      55     980
Dividends (common and preferred)...........................    (154)   (236)
                                                             ------  ------
Net cash provided (used) by financing activities...........     433     306
                                                             ------  ------
Effect of foreign exchange rate changes on cash and
 temporary cash investments................................      --      (1)
                                                             ------  ------
Increase (decrease) in cash and temporary cash investments.     (22)   (189)
Cash and temporary cash investments, January 1.............      62     354
                                                             ------  ------
Cash and temporary cash investments, September 30 (Note)...  $   40  $  165
                                                             ======  ======
Cash paid during the period for interest...................  $  113  $  316
Cash paid during the period for income taxes (net of
 refunds)..................................................  $   61  $  657

--------
Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                        SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                                        ------------- ------------ -------------
                ASSETS                      1997          1996         1996
                ------                  ------------- ------------ -------------
                                                         (MILLIONS)
Current assets:
  Cash and temporary cash investments.     $   40        $   62       $  165
  Receivables--
    Customer notes and accounts, net..        795           561          529
    Affiliated companies..............         --            --          130
    Income taxes......................         67            --           65
    Other.............................         29           138           73
  Inventories--
    Finished goods....................        495           408          403
    Work in process...................         95           118          118
    Raw materials.....................        247           245          269
    Materials and supplies............        117           107           92
  Deferred income taxes...............         99            95           23
  Prepayments and other...............        206           189          181
                                           ------        ------       ------
                                            2,190         1,923        2,048
                                           ------        ------       ------
Other assets:
  Long-term notes receivable..........         43            20           15
  Goodwill and intangibles, net.......      1,628         1,341        1,334
  Deferred income taxes...............         56            60           61
  Pension assets......................        707           547          476
  Other...............................        418           444          341
                                           ------        ------       ------
                                            2,852         2,412        2,227
                                           ------        ------       ------
Plant, property and equipment, at
 cost.................................      5,141         4,870        4,685
  Less--Reserves for depreciation,
   depletion and amortization.........      1,795         1,618        1,586
                                           ------        ------       ------
                                            3,346         3,252        3,099
                                           ------        ------       ------
Net assets of discontinued operations.         --            --        1,161
                                           ------        ------       ------
                                           $8,388        $7,587       $8,535
                                           ======        ======       ======
 LIABILITIES AND SHAREOWNERS' EQUITY
 -----------------------------------
Current liabilities:
  Short-term debt (including current
   maturities on long-term debt)......     $  370        $  236       $  916
  Payables--
    Trade.............................        608           651          611
    Affiliated companies..............         --            --           50
  Taxes accrued.......................        110            91          120
  Accrued liabilities.................        295           308          208
  Other...............................        316           335          285
                                           ------        ------       ------
                                            1,699         1,621        2,190
                                           ------        ------       ------
Long-term debt........................      2,638         2,067        1,531
                                           ------        ------       ------
Deferred income taxes.................        619           476          450
                                           ------        ------       ------
Postretirement benefits...............        211           168          198
                                           ------        ------       ------
Deferred credits and other
 liabilities..........................        310           305          204
                                           ------        ------       ------
Commitments and contingencies
Minority interest.....................        313           304          300
                                           ------        ------       ------
Shareowners' equity:
  Common stock........................          2             2          957
  Stock Employee Compensation Trust
   (common stock held in trust).......         --            --           --
  Premium on common stock and other
   capital surplus....................      2,670         2,642        3,605
  Cumulative translation adjustments..       (101)           23            9
  Retained earnings (accumulated
   deficit)...........................        111           (21)          62
                                           ------        ------       ------
                                            2,682         2,646        4,633
  Less--Shares held as treasury stock,
   at cost............................         84            --          971
                                           ------        ------       ------
                                            2,598         2,646        3,662
                                           ------        ------       ------
                                           $8,388        $7,587       $8,535
                                           ======        ======       ======

  The accompanying notes to financial statements are an integral part of these balance sheets.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                  (UNAUDITED)

                                         NINE MONTHS ENDED SEPTEMBER 30,
                                      ----------------------------------------
                                             1997                 1996
                                      -------------------  -------------------
                                        SHARES     AMOUNT    SHARES     AMOUNT
                                      -----------  ------  -----------  ------
                                         (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1.................... 171,567,658  $    2  191,351,615  $  957
 Issued pursuant to benefit plans....     795,108      --        4,004      --
                                      -----------  ------  -----------  ------
Balance September 30................. 172,362,766       2  191,355,619     957
                                      ===========  ------  ===========  ------
STOCK EMPLOYEE COMPENSATION TRUST
 (SECT)
Balance January 1....................                  --                 (215)
 Shares issued.......................                  --                  216
 Adjustment to market value..........                  --                   (1)
                                                   ------               ------
Balance September 30.................                  --                   --
                                                   ------               ------
PREMIUM ON COMMON STOCK AND OTHER
 CAPITAL SURPLUS
Balance January 1....................               2,642                3,602
 Premium on common stock issued
  pursuant to benefit plans..........                  28                   --
 Dividends on shares held by SECT....                  --                    3
 Adjustment of SECT to market value..                  --                    1
 Other...............................                  --                   (1)
                                                   ------               ------
Balance September 30.................               2,670                3,605
                                                   ------               ------
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance January 1....................                  23                   26
 Translation of foreign currency
  statements.........................                (139)                 (13)
 Hedges of net investment in foreign
  subsidiaries (net of income
  taxes).............................                  15                   (4)
                                                   ------               ------
Balance September 30.................                (101)                   9
                                                   ------               ------
RETAINED EARNINGS (ACCUMULATED
 DEFICIT)
Balance January 1....................                 (21)                (469)
 Net income..........................                 285                  771
 Dividends--
   Preferred stock...................                  --                   (4)
   Common stock......................                (153)                (233)
 Accretion of excess of redemption
  value of preferred stock over fair
  value at date of issue.............                  --                   (3)
                                                   ------               ------
Balance September 30.................                 111                   62
                                                   ------               ------
LESS--COMMON STOCK HELD AS TREASURY
 STOCK, AT COST
Balance January 1....................          --      --   16,422,619     753
 Shares acquired.....................   2,288,200      90    4,657,165     241
 Shares issued pursuant to benefit
  and dividend reinvestment plans....    (169,410)     (6)    (479,741)    (23)
                                      -----------  ------  -----------  ------
Balance September 30.................   2,118,790      84   20,600,043     971
                                      ===========  ------  ===========  ------
 Total...............................              $2,598               $3,662
                                                   ======               ======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareowners' equity.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

  (1) In the opinion of Tenneco Inc. (the "Company"), the accompanying unaudited consolidated financial statements of Tenneco Inc. and its consolidated subsidiaries ("Tenneco") contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in shareowners' equity, and cash flows for the periods indicated. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements of Tenneco include all majority-owned subsidiaries of the Company. Investments in 20% to 50% owned companies where the Company has the ability to exert significant influence over operating and financial policies are carried at cost plus equity in undistributed earnings and cumulative translation adjustments since date of acquisition.

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

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

  (4) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, Earnings Per Share, which establishes new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 15, 1997. If the provisions of FAS No. 128 had been adopted in the third quarter of 1997 and 1996, basic and diluted earnings per share would not have been materially different from primary and fully diluted earnings per share, respectively, as calculated in accordance with Accounting Principles Board Opinion No. 15.

  (5) Tenneco uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. Tenneco's primary exposure to changes in foreign currency rates results from intercompany loans made between Tenneco affiliates to minimize the need for borrowings from third parties. Net gains or losses on these foreign currency exchange contracts which are designated as hedges are recognized in the income statement to offset the foreign currency gain or loss on the underlying transaction. Additionally, Tenneco enters into foreign currency forward purchase and sale contracts to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. Since these anticipated transactions are not firm commitments, Tenneco marks these forward contracts to market each period and records any gain or loss in the income statement. Tenneco has from time to time also entered into forward contracts to hedge its net investment in foreign subsidiaries. The after-tax net gains or losses on these contracts are recognized on the accrual basis in the balance sheet caption "Cumulative translation adjustments." In the statement of cash flows, cash receipts or payments related to these exchange contracts are classified consistent with the cash flows from the transaction being hedged.

  Tenneco does not currently enter into derivative financial instruments for speculative purposes.

  (6) Tenneco management currently is studying various strategic alternatives (including divestitures, spin-offs and joint venture arrangements) concerning some or all of the Company's containerboard mills, timberlands and other related operations. In the event a strategic alternative on acceptable terms is identified, management believes that, depending on market conditions and other factors, the strategic alternative could be completed by the end of 1998.


  The above notes are an integral part of the foregoing financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

  Tenneco Inc. and its consolidated subsidiaries ("Tenneco") reported income from continuing operations of $105 million, or 62 cents per share, for the third quarter of 1997 compared to $76 million, or 45 cents per share, for the same period in 1996. The improvement resulted from higher income at both Tenneco Automotive and Tenneco Packaging and a lower overall effective tax rate in 1997.

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

  Although the separation of Tenneco from Old Tenneco was structured as a spin-off for legal, tax and other reasons, Tenneco kept certain important aspects of Old Tenneco, including its executive management, Board of Directors and headquarters. Most importantly, the combined assets, revenues, and operating income of Tenneco Automotive and Tenneco Packaging represented more than half the assets, revenues and operating income of Old Tenneco prior to the spin-offs and merger. Consequently, this Management's Discussion and Analysis of Financial Condition and Results of Operations and Tenneco's financial statements for periods prior to the spin-offs and merger present the net assets and results of operations of Old Tenneco's shipbuilding and energy businesses, as well as its farm and construction equipment business which was disposed of prior to the spin-offs and merger, as discontinued operations.

Revenues

                                                                  THIRD QUARTER
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
                                                                   (MILLIONS)
      Tenneco Automotive......................................... $  785 $  760
      Tenneco Packaging..........................................  1,045    896
      Intergroup sales and other.................................      1     (3)
                                                                  ------ ------
                                                                  $1,831 $1,653
                                                                  ====== ======

  Tenneco Automotive earned record third quarter revenues, its sixteenth consecutive quarter of quarter-over-quarter improvement. The revenue increase was achieved despite the strength of the U.S. dollar in overseas markets, which reduced revenues by $42 million. Revenues of $32 million earned from acquisitions made since the third quarter of 1996, higher sales to existing and new customers of $23 million and improved pricing and product mix more than offset the effects of the strong U.S. dollar.

  Tenneco Packaging's revenue improvement of 17 percent was due to revenue growth of $170 million, from $509 million to $679 million, in the specialty packaging business, partially offset by a revenue decrease in the paperboard packaging business of $21 million. Acquisitions made in the specialty packaging business since the beginning of the third quarter of 1996 contributed $152 million in revenue growth to the third quarter of 1997. The remainder of specialty packaging's revenue increase resulted primarily from unit sales volume growth. Unit sales of Hefty OneZip(R) storage and freezer bags increased by 50 percent compared to last year's third quarter and sales of clear plastic and foam containers to supermarkets and the food service industry were up 7 percent over the year ago period.

  The revenue decrease in the paperboard packaging business from $387 million in the 1996 third quarter to $366 million in the 1997 third quarter resulted primarily from lower average prices in the third quarter of 1997 compared to the third quarter of 1996. Industry linerboard prices, as reported in the trade press, were 4 percent lower and medium prices were 3 percent lower than the third quarter of 1996.

  Third quarter 1997 average industry prices rebounded from 1997's second quarter, however, rising 11 percent for linerboard and 20 percent for medium. Tenneco Packaging has announced an additional 12 percent box price increase effective in November.

Income Before Interest Expense, Income Taxes and Minority Interest ("Operating Income")

                                                                        THIRD
                                                                       QUARTER
                                                                     -----------
                                                                     1997  1996
                                                                     ----- -----
                                                                     (MILLIONS)
      Tenneco Automotive............................................ $ 119 $  82
      Tenneco Packaging.............................................   107    85
      Other.........................................................    --     4
                                                                     ----- -----
                                                                     $ 226 $ 171
                                                                     ===== =====

  Tenneco Automotive's operating income increased by $37 million in the third quarter of 1997 compared to the same period in 1996 despite the fact that operating income was reduced by $7.4 million due to the strong U.S. dollar. The effects of currency exchange rates were more than offset by earnings of $5 million from acquisitions made since the third quarter of 1996, favorable resolution of a legal action which contributed $9.7 million to the quarter and improved pricing and product mix. Tenneco Automotive's operating income for the third quarter of 1997 was also higher due to a net reduction of $4 million in certain reserves, primarily related to ongoing reorganization initiatives which have proceeded more rapidly and efficiently than planned, allowing Tenneco Automotive to adjust its cost estimates for completing these initiatives. Administrative and operational cost savings resulting from these initiatives accounted for the balance of the operating income increase.

  Tenneco Packaging's operating income growth of 26 percent occurred in both the specialty and paperboard packaging businesses, which were up $17 million and $5 million, respectively. Specialty packaging's operating income increased to $84 million for the third quarter of 1997 from $67 million for the same period in 1996. This increase was primarily a result of operating income growth of $23 million from businesses acquired since the beginning of the third quarter of 1996, including the foam, protective and flexible packaging businesses. Lower margins in specialty packaging's molded fibre operations partially offset the operating income increases earned from acquisitions.

  Paperboard packaging's operating income improvement to $23 million over third quarter 1996 operating income of $18 million was achieved despite lower pricing. Cost reduction initiatives and a $4.5 million benefit from a timberland management transaction more than offset the operating income effect of the lower pricing.

  Compared to the second quarter of 1997, the paperboard packaging business improved its operating income in the third quarter of 1997 by $31 million. Price increases in linerboard and medium contributed $13 million to this earnings recovery, while cost reduction, product mix and other improvements added $10 million and the timberland management transaction contributed $4.5 million.

  Tenneco management currently is studying various strategic alternatives (including divestitures, spin-offs and joint venture arrangements) concerning some or all of the Company's containerboard mills, timberlands and other related operations. In the event a strategic alternative on acceptable terms is identified, management presently believes that, depending on market conditions and other factors, the strategic alternative could be completed by the end of 1998.

RESULTS OF CONTINUING OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues

                                                                   NINE MONTHS
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
                                                                   (MILLIONS)
      Tenneco Automotive......................................... $2,436 $2,223
      Tenneco Packaging..........................................  2,916  2,671
      Intergroup sales and other.................................     --     (8)
                                                                  ------ ------
                                                                  $5,352 $4,886
                                                                  ====== ======

  Tenneco Automotive's year to date revenue improvement of 10 percent is attributable to acquisitions, volume growth, and pricing and product mix improvements, partially offset by $100 million in lower revenues due to the effects of the strong U.S. dollar. Acquisitions added $208 million to 1997 year to date revenues. Volume growth with existing and new customers contributed $83 million in revenues, while pricing and product mix improvements accounted for the remainder of the increase.

  Tenneco Packaging's year to date revenues grew by 9 percent compared to 1996. Specialty packaging's revenue increase of $429 million was driven primarily by $372 million in revenue growth from acquisitions made since the beginning of the third quarter of 1996 and by unit sales volume growth. Revenues for the paperboard packaging business declined by $184 million, primarily due to lower pricing for linerboard and medium.

Operating Income

                                                                  NINE MONTHS
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
                                                                  (MILLIONS)
      Tenneco Automotive.......................................  $  330  $  245
      Tenneco Packaging........................................     269     341
      Other....................................................      (2)     (1)
                                                                 ------  ------
                                                                 $  597  $  585
                                                                 ======  ======

  Tenneco Automotive generated a 35 percent improvement in year to date operating income. Acquisitions contributed $33 million of this improvement. In addition, the favorable legal action resolution and reserve adjustments, described above in the discussion of third quarter results, contributed to operating income. These improvements were partially offset by the impact of the strong U.S. dollar, which for the year to date has reduced operating income by $15 million. The remainder of the operating income increase is primarily attributable to administrative and operational cost savings resulting from the restructuring efforts and improved pricing and product mix.

  Tenneco Packaging's year to date operating income decreased 21 percent compared to 1996. The specialty packaging business showed an operating income increase of $43 million for the first three quarters of 1997, while operating income for the paperboard packaging business was $115 million lower than the first three quarters of 1996. The increase in operating income for the specialty packaging business was due primarily to $61 million of operating income growth from acquisitions made since the beginning of the third quarter of 1996. Partially offsetting this increase were resin cost increases and weak stretch film margins during the first six months of 1997 and lower margins in specialty packaging's molded fibre business. The resin cost increases are expected to be recovered through price increases announced in the third quarter and stretch film margins benefited from better pricing and lower material costs in the third quarter compared with the first half of the year.

  The year to date results for the paperboard packaging business included a one time $38 million pre tax gain from the first quarter refinancing of two containerboard mill leases. The results for 1996 included a second quarter $50 million gain on the sale of certain recycled paperboard assets to a joint venture with Caraustar Industries. Excluding these two transactions, the operating income of the paperboard packaging business was down $104 million for the first three quarters of 1997 compared to the same period in 1996. Lower pricing accounted for this decrease, partially offset by cost reduction initiatives and the timberland management transaction described above in the discussion of third quarter results.

INTEREST EXPENSE

  Interest expense increased $14 million for the third quarter of 1997 compared to the third quarter of 1996. This increase resulted from higher average debt levels during the third quarter of 1997, reflecting primarily acquisitions made since the beginning of the third quarter of 1996 and share repurchase programs. Interest expense is up by $12 million for the year to date period for the same reason.

INCOME TAXES

  Tenneco's effective tax rate for the third quarter of 1997 was 34 percent compared to 36 percent in the third quarter of 1996. The effective tax rate for the 1997 year to date period was 31 percent compared to 39 percent for the same period in 1996. The lower overall effective tax rate primarily reflects certain non-recurring foreign tax benefits recognized during 1997.

RESULTS OF DISCONTINUED OPERATIONS

  The 1996 after-tax income from discontinued operations resulted from Tenneco's disposition of its remaining interest in its former farm and construction equipment subsidiary, Case Corporation, in March 1996, and the operations of the energy and shipbuilding businesses prior to the spin-off and merger transactions in December 1996.

                                                                   THIRD   NINE
                                                                  QUARTER MONTHS
                                                                    1996   1996
                                                                  ------- ------
                                                                    (MILLIONS)
      Case Corporation
       Gain on disposition.......................................  $  --   $340
       Loss from operations......................................     --     (1)
      Shipbuilding
       Income from operations....................................     15     52
      Energy
       Income from operations....................................     25    127
                                                                   -----   ----
                                                                     $40   $518
                                                                   =====   ====

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

                                                                   NINE MONTHS
                                                                  --------------
                                                                   1997    1996
                                                                  ------- ------
                                                                    (MILLIONS)
      Cash provided (used) by:
        Operating activities-continuing operations...............  $ 221   $296
        Investing activities.....................................   (676)  (337)
        Financing activities.....................................    433    306

  Cash provided by continuing operating activities declined by $75 million for the first three quarters of 1997 compared to the same period of 1996. Higher levels of income before non-cash items were more than offset by changes in the components of working capital. Higher levels of activity in receivables and inventory, reflecting acquisitions in both Tenneco Automotive and Tenneco Packaging, increased the balances in those accounts for the first three quarters of 1997. Additionally, liquidation of payables, including those incurred in connection with the December 1996 merger and spin-off transactions, contributed to the lower levels of cash flow from continuing operating activities. While cash flow from operating activities for the year to date period was lower than the 1996 year to date period, the third quarter of 1997 showed a $47 million improvement over the same period in 1996.

  Tenneco's discontinued operations used $453 million in operating cash flow for the nine months ended September 30, 1996.

  Cash flow used by investing activities for the first three quarters of 1997 included $308 million for businesses acquired, the most significant of which was the protective and flexible packaging businesses of NV Koninklijke KNP BT in the second quarter. Acquisitions of businesses in the first three quarters of 1996 used cash of $677 million, including the acquisitions of The Pullman Company and its Clevite Products division for approximately $330 million and Amoco Foam Products for approximately $310 million. Capital expenditures were $76 million lower in the 1997 year to date period compared to 1996, reflecting Tenneco's focused capital expenditure program. Year to date 1996 investing activities included $1,049 million in proceeds from sales of business operations that have been discontinued, primarily the remaining Case investment and Tenneco's 50 percent investment in a pipeline partnership. Tenneco's discontinued operations used $351 million in the 1996 year to date period for capital expenditures and acquisitions of businesses.

  Cash provided by financing activities for the first nine months of 1997 was $433 million. This included two long-term debt financings completed in the second quarter, which provided net proceeds of $593 million and a net increase in short-term debt of $55 million. The debt increase primarily reflects cash used for acquisitions and the financing on a long-term basis of short-term debt that Tenneco retained following the spin-off and merger transactions. Also during the first three quarters of 1997, Tenneco paid $154 million in dividends on its common stock and repurchased $90 million of its common shares outstanding. This compares to dividends on common and preferred stock of $236 million and share repurchases of $149 million during the same period in 1996.-

Capitalization

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1997          1996
                                                      ------------- ------------
                                                              (MILLIONS)
      Short-term debt................................    $  370        $  236
      Long-term debt.................................     2,638         2,067
      Minority interest..............................       313           304
      Shareowners' equity............................     2,598         2,646
                                                         ------        ------
                                                         $5,919        $5,253
                                                         ======        ======

  Tenneco's debt to capitalization ratio at September 30, 1997 was 50.8 percent compared to 43.8 percent at December 31, 1996. The increase in the ratio is attributable to the additional debt issued as described under Cash Flow above as well as a decline in equity resulting from net income for the first nine months being more than offset by dividends, share repurchases and cumulative translation adjustments resulting from the strong US dollar.

  Tenneco believes it has adequate capital resources available to it to meet its future capital needs, including strategic acquisitions and announced share repurchases.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

  The exhibits filed herewith are listed in the exhibit index which follows the signature page and immediately precedes the exhibits filed.

  (b) Reports on Form 8-K.

  The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TENNECO INC.

                                          By /s/ Robert T. Blakely
                                            ___________________________________
                                                    Robert T. Blakely
                                              Executive Vice President and
                                                 Chief Financial Officer

Date: November 14, 1997

                                   EXHIBITS

  The following exhibits are filed with Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, or incorporated herein by reference (exhibits designated by an asterisk are filed with the Report; all other exhibits are incorporated by reference):

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 2       --None.
 3.1     --Restated Certificate of Incorporation of Tenneco Inc. (incorporated herein by reference from Exhibit 3.1 of Tenneco Inc.'s Form 10-K for the fiscal year ended December 31, 1996, File No. 1-12387).
 3.2     --Amended and Restated By-laws of Tenneco Inc. (incorporated herein by reference from Exhibit 3.2 of Tenneco Inc.'s Form 10-K for the fiscal year ended December 31, 1996, File No. 1-12387).
 4.1     --Form of Specimen Stock Certificate of Tenneco Inc. Common Stock
          (incorporated herein by reference from Exhibit 4.1 of Tenneco Inc.'s
          Form 10, File No. 1-12387).
 4.2     --Rights Agreement, dated as of December 11, 1996, by and between
          Tenneco Inc. (formerly New Tenneco Inc.) and First Chicago Trust
          Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.2 of Tenneco Inc.'s Form 10-K for the fiscal year ended December 31, 1996, File No. 1-12387).
 4.3(a)  --Indenture, dated as of November 1, 1996, between Tenneco Inc.
          (formerly New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
          (incorporated herein by reference from Exhibit 4.1 of Tenneco Inc.'s
          Form S-4, Registration No. 333-14003).
 4.3(b)  --First Supplemental Indenture dated as of December 11, 1996 to
          Indenture dated as of November 1, 1996 between Tenneco Inc. (formerly
          New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
          (incorporated herein by reference from Exhibit 4.3(b) of Tenneco
          Inc.'s Form 10-K for the fiscal year ended December 31, 1996, File
          No. 1-12387).
 4.3(c)  --Second Supplemental Indenture dated as of December 11, 1996 to
          Indenture dated as of November 1, 1996 between Tenneco Inc. (formerly
          New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
          (incorporated herein by reference from Exhibit 4.3(c) of Tenneco
          Inc.'s Form 10-K for the fiscal year ended December 31, 1996, File
          No. 1-12387).
 4.3(d)  --Third Supplemental Indenture dated as of December 11, 1996 to
          Indenture dated as of November 1, 1996 between Tenneco Inc. (formerly
          New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
          (incorporated herein by reference from Exhibit 4.3(d) of Tenneco
          Inc.'s Form 10-K for the fiscal year ended December 31, 1996, File
          No. 1-12387).
 4.3(e)  --Fourth Supplemental Indenture dated as of December 11, 1996 to
          Indenture dated as of November 1, 1996 between Tenneco Inc. (formerly
          New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
          (incorporated herein by reference from Exhibit 4.3(e) of Tenneco
          Inc.'s Form 10-K for the fiscal year ended December 31, 1996, File
          No. 1-12387).
 4.3(f)  --Fifth Supplemental Indenture dated as of December 11, 1996 to
          Indenture dated as of November 1, 1996 between Tenneco Inc. (formerly
          New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
          (incorporated herein by reference from Exhibit 4.3(f) of Tenneco
          Inc.'s Form 10-K for the fiscal year ended December 31, 1996, File
          No. 1-12387).
 4.3(g)  --Sixth Supplemental Indenture dated as of December 11, 1996 to
          Indenture dated as of November 1, 1996 between Tenneco Inc. (formerly
          New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
          (incorporated herein by reference from Exhibit 4.3(g) of Tenneco
          Inc.'s Form 10-K for the fiscal year ended December 31, 1996, File
          No. 1-12387).
 4.3(h)  --Seventh Supplemental Indenture dated as of December 11, 1996 to
          Indenture dated as of November 1, 1996 between Tenneco Inc. (formerly
          New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
          (incorporated herein by reference from Exhibit 4.3(h) of Tenneco
          Inc.'s Form 10-K for the fiscal year ended December 31, 1996, File
          No. 1-12387).

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  4.3(i) --Form of Eighth Supplemental Indenture dated as of April 28, 1997 to
          Indenture dated as of November 1, 1996 between Tenneco Inc. (formerly
          New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
          (incorporated herein by reference from Exhibit 4.1 of Tenneco Inc.'s
          Form 8-K filed on April 25, 1997, File No. 1-12387).
  4.3(j) --Form of Ninth Supplemental Indenture dated as of April 28, 1997 to
          Indenture dated as of November 1, 1996 between Tenneco Inc. (formerly
          New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
          (incorporated herein by reference from Exhibit 4.2 of Tenneco Inc.'s
          Form 8-K filed on April 25, 1997, File No. 1-12387).
  4.3(k) --Form of 7 1/2% Note due 2027 (contained in the Form of Eighth
          Supplemental Indenture filed as Exhibit 4.1 to Tenneco Inc.'s Form 8-
          K filed on June 13, 1997, File No. 1-12387 and incorporated herein by reference).
  4.3(l) --Form of 7 7/8% Debenture due 2027 (contained in the Form of Ninth
          Supplemental Indenture filed as Exhibit 4.2 to Tenneco Inc.'s Form 8-
          K filed on June 13, 1997, File No. 1-12387 and incorporated herein by reference).
  4.3(m) --Form of Tenth Supplemental Indenture dated as of June 16, 1997 to
          Indenture dated as of November 1, 1996 between Tenneco Inc. (formerly
          New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
          (incorporated herein by reference from Exhibit 4.1 of Tenneco Inc.'s
          Form 8-K filed on June 13, 1997, File No. 1-12387).
  4.3(n) --Form of 7 5/8% Debenture due June 15, 2017 (contained in the Form of
          Tenth Supplemental Indenture filed as Exhibit 4.1 to Tenneco Inc.'s
          Form 8-K filed on June 13, 1997, File No. 1-12387 and incorporated herein by reference).
 10.1    --Distribution Agreement, dated November 1, 1996, by and among El Paso
          Tennessee Pipeline Co. (formerly Tenneco Inc.), Tenneco Inc.
          (formerly New Tenneco Inc.), and Newport News Shipbuilding Inc.
          (incorporated herein by reference from Exhibit 2 of Tenneco Inc.'s
          Form 10, File No. 1-12387).
 10.2    --Amendment No. 1 to Distribution Agreement, dated as of December 11,
          1996, by and among El Paso Tennessee Pipeline Co. (formerly Tenneco
          Inc.), Tenneco Inc. (formerly New Tenneco Inc.), and Newport News
          Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.2 of Tenneco Inc.'s Form 10-K for the fiscal year ended December 31,
          1996, File No. 1-12387).
 10.3    --Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), Tenneco
          Inc. (formerly New Tenneco Inc.), and Newport News Shipbuilding Inc.
          (incorporated herein by reference from Exhibit 10.3 of Tenneco Inc.'s
          Form 10-K for the fiscal year ended December 31, 1996, File No. 1-
          12387).
 10.4    --Benefits Agreement, dated December 11, 1996, by and among El Paso
          Tennessee Pipeline Co. (formerly Tenneco Inc.), Tenneco Inc.
          (formerly New Tenneco Inc.), and Newport News Shipbuilding Inc.
          (incorporated herein by reference from Exhibit 10.4 of Tenneco Inc.'s
          Form 10-K for the fiscal year ended December 31, 1996, File No. 1-
          12387).
 10.5    --Insurance Agreement, dated December 11, 1996, by and among El Paso
          Tennessee Pipeline Co. (formerly Tenneco Inc.), Tenneco Inc.
          (formerly New Tenneco Inc.), and Newport News Shipbuilding Inc.
          (incorporated herein by reference from Exhibit 10.5 of Tenneco Inc.'s
          Form 10-K for the fiscal year ended December 31, 1996, File No. 1-
          12387).
 10.6    --Tax Sharing Agreement, dated December 11, 1996, by and among El Paso
          Tennessee Pipeline Co. (formerly Tenneco Inc.), Newport News
          Shipbuilding Inc., Tenneco Inc. (formerly New Tenneco Inc.), and El
          Paso Natural Gas Company (incorporated herein by reference from
          Exhibit 10.6 of Tenneco Inc.'s Form 10-K for the fiscal year ended
          December 31, 1996, File No. 1-12387).
 10.7    --First Amendment to Tax Sharing Agreement, dated as of December 11,
          1996 among El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
          Tenneco Inc. (formerly New Tenneco Inc.), and Newport News
          Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.7 of Tenneco Inc.'s Form 10-K for the fiscal year ended December 31,
          1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  10.8   --Transition Services Agreement, dated June 19, 1996, by and among,
          Tenneco Business Services, Inc., El Paso Tennessee Pipeline Co.
          (formerly Tenneco Inc.), and El Paso Natural Gas Company
          (incorporated herein by reference from Exhibit 10.8 of Tenneco Inc.'s
          Form 10-K for the fiscal year ended December 31, 1996, File No. 1-
          12387).
  10.9   --Trademark Transition License Agreement, dated December 11, 1996, by and between Newport News Shipbuilding Inc. and Tenneco Inc. (formerly
          New Tenneco Inc.) (incorporated herein by reference from Exhibit 10.9 of Tenneco Inc.'s Form 10-K for the fiscal year ended December 31,
          1996, File No. 1-12387).
  10.10  --Trademark Transition License Agreement, dated December 11, 1996, by and between Tenneco Inc. (formerly New Tenneco Inc.) and El Paso
          Tennessee Pipeline Co. (formerly Tenneco Inc.) (incorporated herein by reference from Exhibit 10.10 of Tenneco Inc.'s Form 10-K for the fiscal year ended December 31, 1996, File No. 1-12387).
  10.11  --Amended and Restated Tenneco Inc. Board of Directors Deferred
          Compensation Plan (incorporated herein by reference from Exhibit 10.8 of Tenneco Inc.'s Form 10, File No. 1-12387).
  10.12  --Amended and Restated Tenneco Inc. Executive Incentive Compensation
          Plan (incorporated herein by reference from Exhibit 10.9 of Tenneco
          Inc.'s Form 10, File No. 1-12387).
  10.13  --Tenneco Inc. Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.10 of Tenneco Inc.'s Form 10, File No. 1-
          12387).
  10.14  --Tenneco Inc. 1996 Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.11 of Tenneco Inc.'s Form 10, File No. 1-
          12387).
  10.15  --Amended and Restated Tenneco Inc. Supplemental Executive Retirement
          Plan (incorporated herein by reference from Exhibit 10.12 of Tenneco
          Inc.'s Form 10, File No. 1-12387).
  10.16  --Amended and Restated Tenneco Inc. Benefit Equalization Plan
          (incorporated herein by reference from Exhibit 10.13 of Tenneco
          Inc.'s Form 10, File No. 1-12387).
  10.17  --Amended and Restated Tenneco Inc. Outside Directors Retirement Plan
          (incorporated herein by reference from Exhibit 10.14 of Tenneco
          Inc.'s Form 10, File No. 1-12387).
  10.18  --Amended and Restated Supplemental Pension Agreement, dated September
          12, 1995 between Dana G. Mead and Tenneco Inc. (incorporated herein by reference from Exhibit 10.15 of Tenneco Inc.'s Form 10, File No.
          1-12387).
  10.19  --Amended and Restated Tenneco Inc. Change in Control Severance
          Benefit Plan for Key Executives (incorporated herein by reference from Exhibit 10.16 of Tenneco Inc.'s Form 10, File No. 1-12387).
  10.20  --Amended and Restated Tenneco Benefits Protection Trust (incorporated herein by reference from Exhibit 10.17 of Tenneco Inc.'s Form 10,
          File No. 1-12387).
  10.21  --Employment Agreement, dated June 29, 1992 between Stacy S. Dick and
          Tenneco Inc. (incorporated herein by reference from Exhibit 10.18 of
          Tenneco Inc.'s Form 10, File No. 1-12387).
  10.22  --Employment Agreement, dated March 12, 1992 between Dana G. Mead and
          Tenneco Inc. (incorporated herein by reference from Exhibit 10.19 of
          Tenneco Inc.'s Form 10, File No. 1-12387).
  10.23  --Employment Agreement, dated December 3, 1993 between Paul T. Stecko and Tenneco Packaging Inc. (incorporated herein by reference from
          Exhibit 10.20 of Tenneco Inc.'s Form 10, File No. 1-12387).
  10.24  --Agreement, dated September 9, 1992 between Theodore R. Tetzlaff and
          Tenneco Inc. (incorporated herein by reference from Exhibit 10.21 of
          Tenneco Inc.'s Form 10, File No. 1-12387).
  10.25  --Tenneco Inc. Directors Restricted Stock Program (incorporated herein by reference from Exhibit 10.22 of Tenneco Inc.'s Form 10, File No.
          1-12387).
  10.26  --Tenneco Inc. Directors Restricted Stock and Restricted Unit Program
          (incorporated herein by reference from Exhibit 10.23 of Tenneco
          Inc.'s Form 10, File No. 1-12387).
  10.27  --1996 Tenneco Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.24 of Tenneco Inc.'s Form 10, File No. 1-
          12387).

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  10.28  --Amended and Restated Mill I Lease, dated as of November 4, 1996, between Credit Suisse Leasing 92A, L.P., and Tenneco Packaging Inc.
          (incorporated herein by reference from Exhibit 10.28 of Tenneco
          Inc.'s Form 10-K for the fiscal year ended December 31, 1996, File
          No. 1-12387).
  10.29  --Amended and Restated Mill II Lease, dated as of November 4, 1996, between Credit Suisse Leasing 92A, L.P., and Tenneco Packaging Inc.
          (incorporated herein by reference from Exhibit 10.29 of Tenneco
          Inc.'s Form 10-K for the fiscal year ended December 31, 1996, File
          No. 1-12387).
  10.30  --Timberland Lease, dated January 31, 1991, by and between Four States
          Timber Venture and Packaging Corporation of America (incorporated herein by reference from Exhibit 10.27 of Tenneco Inc.'s Form 10,
          File No. 1-12387).
  10.31  --Professional Services Agreement, dated August 22, 1996, by and between Tenneco Business Services Inc. and Newport News Shipbuilding
          Inc. (incorporated herein by reference from Exhibit 10.28 of Tenneco
          Inc.'s Form 10, File No. 1-12387).
 *11     --Computation of Earnings (Loss) Per Share of Common Stock.
 *12     --Computation of Ratio of Earnings to Fixed Charges.
  15     --None.
  18     --None.
  19     --None.
  22     --None.
  24     --None.
 *27.1   --Financial Data Schedule.
  28     --None.
  99     --None.

--------
*Note: Exhibits designated by an asterisk are filed with the Report; all others are incorporated by reference.

  (b) Reports on Form 8-K.

  The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                         [LOGO OF TENNECO APPEARS HERE]