Form 10-K405
period 1997-12-31
TENNECO INC /DE
filed 1998-03-13
CIK 1024725

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(mark one)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-12387

                                 TENNECO INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                               76-0515284
 (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)
                                                     06831
 1275 KING STREET, GREENWICH, CT                   (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE
            OFFICES)
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 863-1000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------            -----------------------------------------------------
6.70% Notes due 2005; 7.45% Debentures
 due 2025; 8.075% Notes due 2002;
 8.20% Notes due 1999; 9.20%
 Debentures due 2012; 10.075% Notes
 due 2001; 10.20% Debentures due 2008.  New York Stock Exchange
Common Stock, par value $.01 per
 share................................  New York, Chicago, Pacific and London Stock Exchanges

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

      CLASS OF VOTING STOCK AND NUMBER    MARKET VALUE
                 OF SHARES                    HELD
         HELD BY NON-AFFILIATES AT           BY NON-
              JANUARY 31, 1998             AFFILIATES
      --------------------------------   ---------------
      Common Stock, 169,409,746 shares   $6,882,270,931*

--------
*Based upon the closing sale price on the Composite Tape for the Common Stock on January 30, 1998.
  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $.01 per share, 169,812,786 shares outstanding as of January 31, 1998.
                     DOCUMENTS INCORPORATED BY REFERENCE:

                                                         PART OF THE FORM 10-K
                       DOCUMENT                         INTO WHICH INCORPORATED
                       --------                         -----------------------
  Tenneco Inc.'s Definitive Proxy Statement for the            Part III
Annual Meeting of Stockholders to be Held May 12, 1998

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects and developments of the Company (as defined) and business strategies for its operations, all of which are subject to risks and uncertainties. These forward-looking statements are identified as "forward-looking statements" or by their use of terms (and variations thereof) and phrases such as "anticipates," "intend," "goal," "continued," "estimate," "expects," "project," "potential," "forecast," "plans," "should," "designed to," "foreseeable future," "outlook," "believe," and "scheduled" and similar terms (and variations thereof) and phrases.

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

  The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include the following:

    Changes in Consumer Demand and Prices. Demand for Tenneco Automotive original equipment products is subject to the level of consumer demand for new vehicles that are equipped with Tenneco Automotive parts. The level of new car purchases is cyclical, affected by such factors as interest rates, consumer confidence, patterns of consumer spending and the automobile replacement cycle. Demand for Tenneco Automotive aftermarket products varies based upon such factors as the level of new vehicle purchases, which initially displaces demand for aftermarket products, the severity of winter weather, which increases the demand for aftermarket products, and other factors including the average useful life of parts and number of miles driven. Demand for certain Tenneco Packaging products is also cyclical. For example, demand for protective packaging is driven by trends in the building, construction, automotive and durable goods markets. Demand for packaging products is also subject to changes in consumer preferences.

    Demand and pricing of Tenneco Automotive and Tenneco Packaging products are subject to economic conditions and other factors present in the various domestic and international markets where the products are sold. For example, lower containerboard prices in Tenneco Packaging's markets had an adverse influence on its results of operations in 1997 and 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Years 1997 and 1996" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Years 1996 and 1995-- Tenneco Packaging."

    Changes in Prices of Raw Materials. Significant increases in the cost of certain raw materials used in the Company's products, to the extent they are not timely reflected in the Company's prices or mitigated through long-term supply contracts, could adversely impact the Company's results. For example, the cost of plastic resin and paper materials in Tenneco Packaging products can be volatile.

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

    Risks Associated with International Operations. Both Tenneco Packaging and Tenneco Automotive operate facilities and sell products in countries throughout the world. As a result, the Company is subject to risks associated with selling and operating in foreign countries, including devaluations and fluctuations in currency exchange rates, imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries, and imposition or increase of investment and other restrictions by foreign governments.

    Other Factors. In addition to the factors described above, the Company may be impacted by a number of other matters and uncertainties, including:
  (i) potential legislation or regulatory changes; (ii) material substitution; (iii) the ability of the Company and those with which it conducts business to timely resolve the Year 2000 issue (relating to potential computer and equipment failures by or at the change in the century), unanticipated costs of resolving the Year 2000 issue, and the costs and impacts if the Year 2000 issue is not timely resolved; (iv) new technologies; (v) changes in distribution channels or competitive conditions in the markets and countries where the Company operates; (vi) changes in capital availability or costs, such as changes in interest rates, market perceptions of the industries in which the Company operates or ratings of securities; (vii) increases in the cost of compliance with regulations, including environmental regulations, and environmental liabilities in excess of the amount reserved; and (viii) changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies.

                               TABLE OF CONTENTS

                                     PART I
 Item 1.   Business.......................................................     1
            Tenneco Inc...................................................     1
            Contributions of Major Businesses.............................     1
            Tenneco Automotive............................................     2
            Tenneco Packaging.............................................     9
            Tenneco Business Services.....................................    16
            Environmental Matters.........................................    16
            Certain Reorganization Agreements.............................    17
 Item 2.   Properties.....................................................    17
 Item 3.   Legal Proceedings..............................................    18
 Item 4.   Submission of Matters to a Vote of Security Holders............    19
 Item 4.1. Executive Officers of the Registrant...........................    20
                                    PART II
 Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matters........................................................    21
 Item 6.   Selected Financial Data........................................    22
 Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................    24
 Item 8.   Financial Statements and Supplementary Data....................    36
 Item 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................    69
                                    PART III
 Item 10.  Directors and Executive Officers of the Registrant.............    69
 Item 11.  Executive Compensation.........................................    69
 Item 12.  Security Ownership of Certain Beneficial Owners and Management.    69
 Item 13.  Certain Relationships and Related Transactions.................    69
                                    PART IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-
           K..............................................................    69

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

  The Company was incorporated August 26, 1996, under the name "New Tenneco Inc." as a wholly-owned subsidiary of the company then known as Tenneco Inc. ("Old Tenneco"). The Company was formed to facilitate Old Tenneco's corporate transformation from a highly diversified industrial corporation to a global manufacturing company focused on its automotive and packaging businesses. As part of this transformation, Old Tenneco undertook a series of transactions during the latter portion of 1996 whereby the businesses and assets of Old Tenneco were restructured so that the assets, liabilities and operations of Tenneco Automotive, Tenneco Packaging and Old Tenneco's administrative services businesses were owned and operated by the Company and the assets, liabilities and operations of Old Tenneco's shipbuilding business were owned and operated by Newport News Shipbuilding Inc., another wholly-owned subsidiary of Old Tenneco ("Newport News"). Following this internal restructuring, on December 11, 1996, Old Tenneco spun-off the Company and Newport News by distributing all of the common stock of each company to Old Tenneco's common stockholders (the "Distributions"). Following the Distributions, on December 12, 1996, a subsidiary of El Paso Natural Gas Company ("El Paso") was merged (the "Merger") into Old Tenneco (which then consisted solely of Old Tenneco's remaining active businesses and certain discontinued operations), with Old Tenneco surviving the Merger as a subsidiary of El Paso, and with the Company succeeding to the name "Tenneco Inc." Unless the context otherwise requires, references to "Tenneco" and the "Company" for periods prior to the Distributions are to Old Tenneco.

  The separation of the Company from the remainder of the businesses, operations and companies then constituting Old Tenneco was structured as a spin-off of the Company for legal, tax and other reasons. However, the Company succeeded to certain important aspects of the Old Tenneco business, organization and affairs, namely: (i) the Company succeeded to the name "Tenneco Inc.;" (ii) the business conducted by the Company principally consists of Tenneco Automotive and Tenneco Packaging, which combined represented over half of the assets, revenues, and operating income of the businesses, operations, and companies previously constituting Old Tenneco;
(iii) the Company's Board of Directors consisted of those individuals comprising the Old Tenneco Board of Directors immediately prior to the Distributions; (iv) the Company's executive management consisted substantially of those individuals comprising Old Tenneco's executive management; and (v) the Company retained as its headquarters the former headquarters of Old Tenneco in Greenwich, Connecticut.

                       CONTRIBUTIONS OF MAJOR BUSINESSES

  Information concerning Tenneco's principal industry segments and geographic areas is set forth in Note 12 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries. The following tables summarize for each of the major business groups of Tenneco for the periods indicated: (i) net sales and operating revenues from continuing operations; (ii) income from continuing operations before interest expense, income taxes and minority interest; and
(iii) capital expenditures for continuing operations.

NET SALES AND OPERATING REVENUES FROM CONTINUING OPERATIONS:

                                             1997         1996         1995
                                          -----------  -----------  -----------
                                            (DOLLAR AMOUNTS IN MILLIONS)
Automotive............................... $3,226   45% $2,980   45% $2,479   47%
Packaging................................  3,995   55   3,602   55   2,752   53
Intergroup sales and other...............     (1)  --     (10)  --     (10)  --
                                          ------  ---  ------  ---  ------  ---
  Total.................................. $7,220  100% $6,572  100% $5,221  100%
                                          ======  ===  ======  ===  ======  ===

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST:

                                                 1997        1996        1995
                                               ---------   ---------   --------
                                                   (DOLLAR AMOUNTS IN
                                                       MILLIONS)
Automotive.................................... $407   53 % $249   40 % $240  36%
Packaging.....................................  371   49    401   64    430  64
Other.........................................  (14)  (2)   (22)  (4)     2  --
                                               ----  ---   ----  ---   ---- ---
  Total....................................... $764  100 % $628  100 % $672 100%
                                               ====  ===   ====  ===   ==== ===

CAPITAL EXPENDITURES FOR CONTINUING OPERATIONS:

                                                     1997      1996      1995
                                                   --------  --------  --------
                                                       (DOLLAR AMOUNTS IN
                                                           MILLIONS)
Automotive........................................ $211  38% $177  31% $208  37%
Packaging.........................................  335  60   341  60   316  56
Other.............................................   12   2    55   9    38   7
                                                   ---- ---  ---- ---  ---- ---
  Total........................................... $558 100% $573 100% $562 100%
                                                   ==== ===  ==== ===  ==== ===

  Interest expense, income taxes, and minority interest related to continuing operations that were not allocated to the major business groups of Tenneco are:


                                                                 1997 1996 1995
                                                                 ---- ---- ----
                                                                   (MILLIONS)
Interest expense (net of interest capitalized).................. $216 $195 $160
Income tax expense..............................................  163  194  231
Minority interest...............................................   24   21   23

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

  Tenneco Automotive is headquartered in Lake Forest, Illinois.

OVERVIEW OF AUTOMOTIVE PARTS INDUSTRY

  The global market for automotive parts was estimated at approximately $500 billion in 1996, the most recent year for which industry data is available. This market was comprised of approximately $400 billion in OE sales and approximately $100 billion in aftermarket sales. With the North American and Western European automotive markets becoming relatively mature, OE manufacturers and automotive parts suppliers are increasingly focusing on emerging markets for additional growth opportunities, particularly China, Eastern Europe, India and Latin America.

  The automotive parts industry is generally separated into two categories:
(i) OE sales, in which parts are sold as original equipment in large quantities directly to the vehicle manufacturers; and (ii) aftermarket sales, in which parts are sold as replacement parts in varying quantities to a wide range of wholesalers, retailers and repair shops. Demand for automotive parts in the OE market is driven by the number of new vehicle sales, which in turn is determined by prevailing economic conditions. Demand for aftermarket products varies based upon such factors as the level of new automobile purchases, which initially displaces demand for aftermarket products, the severity of winter weather, which increases the demand for aftermarket products, and other factors including the average useful life of parts and number of miles driven.

  The operations of Tenneco Automotive face competition from other manufacturers of automotive equipment, including affiliates of certain of its customers, in both the OE market and the aftermarket.

ANALYSIS OF TENNECO AUTOMOTIVE'S REVENUES

  The following table sets forth for each of the years 1995 through 1997 certain information relating to the net sales of Tenneco Automotive, the two primary product lines of Tenneco Automotive and the aftermarket and OE market within each primary product line:

                                                         NET SALES (MILLIONS)
                                                         ----------------------
                                                         YEAR ENDED DECEMBER
                                                                 31,
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
EXHAUST SYSTEMS PRODUCTS
  Aftermarket........................................... $  686  $  710  $  637
  OE Market.............................................  1,067     989     829
                                                         ------  ------  ------
                                                          1,753   1,699   1,466
                                                         ------  ------  ------
RIDE CONTROL PRODUCTS
  Aftermarket...........................................    782     768     687
  OE Market.............................................    691     513     326
                                                         ------  ------  ------
                                                          1,473   1,281   1,013
                                                         ------  ------  ------
    Total Tenneco Automotive............................ $3,226  $2,980  $2,479
                                                         ======  ======  ======
                                                          PERCENTAGE OF NET
                                                                SALES
                                                         ----------------------
                                                         YEAR ENDED DECEMBER
                                                                 31,
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
EXHAUST SYSTEMS PRODUCTS
  Aftermarket...........................................     39%     42%     43%
  OE Market.............................................     61      58      57
                                                         ------  ------  ------
                                                            100%    100%    100%
                                                         ======  ======  ======
RIDE CONTROL PRODUCTS
  Aftermarket...........................................     53%     60%     68%
  OE Market.............................................     47      40      32
                                                         ------  ------  ------
                                                            100%    100%    100%
                                                         ======  ======  ======

 Brands

  Tenneco Automotive manufactures and markets leading brand names. Monroe(R) ride control products and Walker(R) exhaust systems are two of the most recognized brand names in the automotive parts industry. As Tenneco Automotive acquires related product lines, it is anticipated that they will be incorporated within these existing Monroe(R) and Walker(R) brand name families.

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

  Tenneco Automotive serves both the OE market and the aftermarket. Tenneco Automotive serves over 25 different OE customers on a global basis, and has its products on 11 of the 15 top selling global models. Its OE customers include the following:

NORTH AMERICA              EUROPE                     INDIA
CAMI                       BMW
Chrysler                   Chrysler                   Maruti Suzuki
Ford                       DAF
General Motors             Daihatsu                   AUSTRALIA
Honda                      Fiat                       Ford
Mazda                      Ford                       General
Mitsubishi                 Jaguar                     Motors/Holden
Nissan                     Lada                       Mitsubishi
NUMMI                      Leyland                    Toyota
Toyota                     Mercedes-Benz
                           Mitsubishi                 JAPAN
SOUTH AMERICA              Nissan                     Mazda
Chrysler                   Opel                       Nissan
Fiat                       Peugeot/Citroen            Suzuki
Ford                       Porsche                    Toyota
General Motors             Renault/Matra
Renault                    Rover/Land Rover           OTHER ASIA
Toyota                     Saab/Scania                Chrysler
Volkswagen                 Toyota                     Citroen
                           Volkswagen/Audi/SEAT/Skoda
                           Volvo

  Tenneco Automotive's aftermarket customers include such wholesalers and retailers as National Auto Parts Association ("NAPA"), Midas International Corp. ("Midas"), Speedy Muffler King and Western Auto in North America and Midas, Pit Stop and Kwik-Fit in Europe.

EXHAUST SYSTEMS

  Automotive exhaust systems play a critical role in safely conveying noxious exhaust gases away from the passenger compartment, reducing the level of pollutants and reducing engine exhaust noise to an acceptable level. Precise engineering of the manifold, pipe, catalytic converter and muffler leads to a pleasant, tuned engine sound, reduced pollutants and optimized engine performance.

  Tenneco Automotive designs, manufactures and distributes exhaust systems primarily under the Walker(R) brand name. These products include a variety of automotive exhaust systems and emission control products, including mufflers, catalytic converters, tubular exhaust manifolds, pipes, exhaust accessories and electronic noise cancellation products. Tenneco entered this product line in 1967 with the acquisition of Walker Manufacturing Company which was founded in 1888 (the affiliates of Tenneco that produce exhaust and emission control products are collectively referred to herein as "Walker"). Walker is the aftermarket leader for exhaust systems in North America, Europe and Australia. Walker is a leading supplier in the OE market in the U.S. as well, supplying exhaust systems used in 11 of the 15 top-selling 1997 new car models worldwide and all of the ten top-selling light trucks in the U.S. Walker has long been the European aftermarket leader for exhaust systems, and with the acquisition of Heinrich Gillet GmbH & Co. ("Gillet") in 1994, Walker became one of Europe's leading OE exhaust systems supplier.

 Manufacturing and Engineering

  Walker operates 28 manufacturing facilities outside the U.S. In the U.S., Walker operates ten manufacturing facilities and seven distribution centers. See Item 2, "Properties." It also has a controlling interest in a joint venture that owns a manufacturing facility in China. Walker locates manufacturing facilities in close proximity to its OE customers to provide just-in-time delivery opportunities.

 Strategic Acquisitions/Joint Ventures

  As part of its international growth strategy, Tenneco Automotive acquired ownership of Gillet, a manufacturer of exhaust systems, in November 1994. The acquisition of Gillet recast Tenneco Automotive as a market leader in exhaust systems for the OE market in Europe and brought many new OE customers to the Walker business.

  In 1995, Tenneco Automotive acquired ownership of Manufacturas Fonos, S.L. ("Fonos"), Spain's largest participant in the exhaust systems aftermarket, and Perfection Automotive Products, a U.S. catalytic converter producer, further expanding Tenneco Automotive's presence in the exhaust systems replacement market. In 1996, Tenneco Automotive established a joint venture in China (Dalian) to supply exhaust systems to the northern Chinese automotive market, expanded its North American heavy duty truck aftermarket business through the acquisition of Stemco Inc. and acquired the second largest manufacturer of exhaust products in Argentina. In 1997, Tenneco Automotive acquired Autocan, a Mexican catalytic converter and exhaust pipe assembly manufacturer. It also acquired the manufacturing operations of MICHEL, a privately owned, Polish-based manufacturer of replacement market exhaust systems for passenger cars in Eastern Europe, including Poland, Hungary, the Czech Republic and Slovakia.

  The following table sets forth for each of the years 1995 through 1997 information relating to Tenneco Automotive's sales of exhaust systems:

                                                   PERCENTAGE OF NET SALES
                                                   ---------------------------
                                                   YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1997      1996      1995
                                                   -------   -------   -------
United States Sales
  Aftermarket.....................................      43%       46%       46%
  OE Market.......................................      57        54        54
                                                   -------   -------   -------
                                                       100%      100%      100%
                                                   =======   =======   =======
Foreign Sales
  Aftermarket.....................................      36%       38%       42%
  OE Market.......................................      64        62        58
                                                   -------   -------   -------
                                                       100%      100%      100%
                                                   =======   =======   =======
Total Sales by Geographic Area(a)
  United States...................................      44%       44%       42%
  European Union..................................      41        43        45
  Canada..........................................       7         6         7
  Other areas.....................................       8         7         6
                                                   -------   -------   -------
                                                       100%      100%      100%
                                                   =======   =======   =======

--------
(a) See Note 12 to the Tenneco Inc. and Consolidated Subsidiaries Financial Statements for certain information about foreign and domestic operations and export sales.

RIDE CONTROL PRODUCTS

  Tenneco Automotive designs, manufactures and distributes ride control products primarily under the Monroe(R) brand name. Tenneco Automotive's ride control products consist of hydraulic shock absorbers, air adjustable shock absorbers, gas charged shock absorbers and struts, electronically adjustable suspension systems, vibration control components, bushings, springs and modular assemblies. Tenneco Automotive manufactures and markets replacement shock absorbers for virtually all North American, European and Asian makes of automobiles. In addition, Tenneco Automotive manufactures and markets shock absorbers and struts for use on passenger cars and trucks, as well as for other uses such as exercise and other recreational equipment. Tenneco entered the ride control product line in 1977 with the acquisition of Monroe Auto Equipment, which was founded in 1916, and introduced the world's first automotive shock absorber in 1926 (the affiliates of Tenneco that produce ride control products are collectively referred to herein as "Monroe"). Monroe is the market leader for ride control equipment in the aftermarket in North America, Europe and Australia, as well as in the OE market in Australia.

  Superior ride control is governed by a vehicle's suspension system, including its shocks and struts. Shocks and struts are components that help maintain vertical loads placed on a vehicle's tires to help keep the tires in contact with the road. A vehicle's ability to steer, brake and accelerate depends on the contact between the vehicle's tires and the road. Adhesion is directly influenced by shock absorber and strut performance. Worn shocks and struts can allow weight to transfer from side to side (roll), from front to rear (sway) and up and down (bounce). Shocks are designed to maintain vertical loads placed on tires by providing resistance to vehicle roll, sway and bounce. Variations in tire to road contact can affect a vehicle's handling and braking performance and the safe operation of a vehicle; thus, by maintaining the tire-to-road contact, Monroe's ride control products are designed to function as safety components of a vehicle in addition to providing a comfortable ride.

 Manufacturing and Engineering

  Monroe has ten manufacturing facilities in the United States and 16 manufacturing operations in other jurisdictions. Monroe also has controlling interests in joint ventures that own manufacturing operations in China, India and South Africa as described below. See also Item 2, "Properties." In designing its shock absorbers and struts, Monroe uses advanced engineering and test capabilities to provide product reliability, endurance and performance. Monroe's engineering capabilities feature state-of-the-art testing equipment and advanced computer aided design equipment. Monroe's dedication to innovative solutions has led to such technological advances as adaptive dampening systems; manual, hydraulic and electronically adjustable suspensions and semi-active systems; and air and hydraulic leveling systems. Conventional shocks and struts were only able to provide either ride comfort or vehicle control. Monroe's innovative new grooved-tube, gas-charged shocks and struts provide both ride comfort and vehicle control, resulting in improved handling (less roll), reduced vibration, a wider range of vehicle control and a lessening of the reduction in performance as the units become overheated
(fade). This technology can be found in Monroe's premium quality Sensa-Trac(R) shocks.

 Strategic Acquisitions/Joint Ventures

  As a means of expanding its product lines and offering OE manufacturers a more complete modular ride control system, in July 1996, Tenneco Automotive acquired The Pullman Company and its Clevite products division ("Clevite"). Clevite is a leading OE manufacturer of elastomeric vibration control components, including bushings and engine mounts, for the auto, light truck and heavy truck markets. With this acquisition, Tenneco Automotive now has full capability to deliver complete suspension systems to the OE manufacturers. The Clevite acquisition also complemented Tenneco Automotive's interest in global growth opportunities, as both Clevite and Monroe have manufacturing operations in Mexico and Brazil.

  In August 1995, Tenneco Automotive purchased a ride control manufacturing facility near Prague in the Czech Republic. In September 1996, Tenneco Automotive acquired full ownership of a shock absorber company in Turkey in which it previously held a 16.7% ownership interest. In December 1996, Tenneco Automotive acquired 94% of the voting stock of Fric-Rot S.A.I.C., the leading producer and marketer of ride control products in Argentina. In 1997, Tenneco Automotive increased its interest in Fric-Rot to more than 99% through the purchase of additional shares. In 1996, Tenneco Automotive also expanded its presence in Australia's ride control product market with the acquisition of National Springs. And in 1997, Tenneco Automotive entered into a joint venture which resulted in its acquisition of majority ownership of the leading South African manufacturer of ride control products. Tenneco Automotive has a 51% interest in a joint venture that has three ride control manufacturing facilities in India and has a 51% interest in a joint venture that has one ride control manufacturing facility in China. It is anticipated that the joint venture in India will also manufacture exhaust systems.

  The following table sets forth information relating to Tenneco Automotive's sales of ride control equipment:

                                                   PERCENTAGE OF NET SALES
                                                   ---------------------------
                                                   YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1997      1996      1995
                                                   -------   -------   -------
United States Sales
  Aftermarket.....................................      50%       62%       70%
  OE Market.......................................      50        38        30
                                                   -------   -------   -------
                                                       100%      100%      100%
                                                   =======   =======   =======
Foreign Sales
  Aftermarket.....................................      56%       59%       66%
  OE Market.......................................      44        41        34
                                                   -------   -------   -------
                                                       100%      100%      100%
                                                   =======   =======   =======
Total Sales by Geographic Area(a)
  United States...................................      48%       48%       48%
  European Union..................................      27        34        36
  Canada..........................................       3         3         3
  Other areas.....................................      22        15        13
                                                   -------   -------   -------
                                                       100%      100%      100%
                                                   =======   =======   =======

--------
(a) See Note 12 to Tenneco Inc. and Consolidated Subsidiaries Financial Statements for certain information about foreign and domestic operations and export sales.

SALES AND MARKETING

  Tenneco Automotive's sales and marketing systems utilize a dedicated sales force and consumer brand marketing professionals together with extensive marketing support, including trade and consumer marketing, promotions and general advertising. Tenneco Automotive maintains a customer order fill rate exceeding 95%.

  Tenneco Automotive sells its OE products directly. With respect to the aftermarket, Tenneco Automotive employs three primary distribution techniques:
(i) the traditional three-step distribution system: warehouse distributors, jobbers and installers; (ii) direct sales to retailers; and (iii) sales to programmed marketing groups.

BUSINESS STRATEGY

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

 Branding

  Tenneco Automotive, whose major strategic strength is the performance of its leading Monroe(R) and Walker(R) brand names and their market shares, intends to emphasize product differentiation to give consumers added reasons for specifying their brands. For example, in 1994, Monroe introduced a premium grade Sensa-Trac(R) shock and strut which helped it gain its technological leadership in the ride control market. In 1997, Monroe enhanced its Sensa-Trac(R) product line through the introduction of its new Safe-Tech(TM) System technology. This technology incorporates a new piston band and piston and valving design to improve performance and durability. Rancho(R) ride control products are the leading ride control brand in the high performance light truck market. The DynoMax(TM) high performance exhaust system is the leader in its product category. The Walker Advantage(R) muffler was also the leader in its product category until it was replaced in 1997 by Walker's new Quiet-Flow(TM) muffler, a premium exhaust product that features a new, open-flow design that increases exhaust flow and results in improved sound quality and significantly less exhaust backpressure when compared to other replacement mufflers. Tenneco Automotive is also capitalizing on its brand strength by incorporating newly acquired product lines within existing product families, as it did with Gillet.

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

 Increase Ability to Provide Full-System Capabilities

  The automotive parts industry is encountering a consolidation of parts suppliers as OE manufacturers require suppliers to provide design assistance and innovation and full-system capabilities rather than just specific parts. In response to this trend, the Company plans to dedicate more resources towards strengthening technical capability and design expertise and to pursue appropriate strategic acquisitions, joint ventures and strategic alliances in order to increase Tenneco Automotive's ability to deliver such full-system capabilities. For example, the acquisition of Clevite provided Tenneco Automotive the ability to deliver more complete suspension systems to OE manufacturers.

 International Expansion

  As Tenneco Automotive's OE customers expand their assembly operations globally and in response to the development of global aftermarkets, Tenneco Automotive plans to continue its international expansion through internal growth as well as joint ventures, acquisitions and strategic alliances. For example, since August 1995,

Tenneco Automotive has made ten international acquisitions and entered into four international joint ventures. These strategic initiatives have given Tenneco Automotive an enhanced presence in Argentina, Brazil, China, Australia, the Czech Republic, Mexico, New Zealand, Poland, South Africa, Spain, India and Turkey. The recent international acquisitions complement the November 1994 acquisition of Gillet, Europe's largest supplier of automotive exhaust equipment for the OE market, which has already been successfully integrated into Tenneco Automotive. Rather than segment the world, Tenneco Automotive is integrating its international operations through the standardization of products and processes, improvements in information technology and the global coordination of purchasing, costing and quoting procedures.

 Strategic Acquisitions

  Strategic acquisitions have also been an important element of Tenneco Automotive's growth. Through such acquisitions, Tenneco Automotive can expand its product portfolio, gain access to new customers and achieve leadership positions within new geographic markets. Where appropriate, Tenneco Automotive intends to continue to pursue acquisition opportunities in order to achieve these objectives and enhance profitability.

 Operating Cost Leadership

  Tenneco Automotive will continue to seek cost reductions as it standardizes its product and processes throughout its international operations, improves its information technology, increases efficiency through employee training, invests in more efficient machinery and enhances the global coordination of purchasing, costing and quoting procedures.

OTHER

  As of January 1, 1998, Tenneco Automotive had approximately 26,000 employees.

  The principal raw material utilized by Tenneco Automotive is steel. Tenneco Automotive believes that an adequate supply of steel can presently be obtained from a number of different domestic and foreign suppliers.

  Tenneco Automotive holds a number of domestic and foreign patents and trademarks relating to its products and businesses. It manufactures and distributes its products primarily under the Walker(R) and Monroe(R) brand names, which are well recognized in the marketplace. The patents, trademarks and other intellectual property owned by Tenneco Automotive are important in the manufacturing and distribution of its products.

                               TENNECO PACKAGING

  Tenneco Packaging is among the world's leading and most diversified packaging companies, manufacturing and selling packaging products for consumer, institutional and industrial markets. The paperboard business manufactures corrugated containers, folding cartons, containerboard, and lumber and building products, has a 20% equity investment in a recycled paperboard business, and offers value-added products such as enhanced graphics packaging and displays. Its specialty products business produces disposable aluminum and plastic food containers; molded fiber and pressed paperboard products; polyethylene bags; and industrial stretch wrap. The specialty products business also includes protective packaging and flexible products such as kraft honeycomb products, foam and bubble packaging and multi-color flexible film packaging. Tenneco Packaging's consumer products include the Hefty(R), Baggies(R), Hefty OneZip(R), and E-Z Foil(R) brand names.

  Tenneco Packaging is headquartered in Lake Forest, Illinois.

OVERVIEW OF PACKAGING INDUSTRY

  The global packaging market is estimated at $400 billion, with nearly one-third of the market in North America, slightly less in Europe and the balance spread throughout the rest of the world. Packaging as an industry remains one of the most fragmented major industries, with the top five companies comprising only a 10% worldwide market share.

  Tenneco Packaging ranks by sales as one of the largest packaging manufacturers in North America and in the world. Within packaging material categories, Tenneco Packaging participates in the three growing categories of paper, plastic and aluminum, with substantial or leading market shares in virtually all of its product categories. The operations of Tenneco Packaging face competition from other manufacturers of packaging products, including manufacturers of alternative products, in each of its geographic and product markets.

BUSINESS STRATEGY

  Tenneco Packaging has embarked upon an aggressive growth plan to be the leading specialty packaging company offering a broad line of products to provide customers with the best packaging solutions. Since 1994, Tenneco Packaging has nearly doubled its size to $4.0 billion in revenues through acquisitions, internal growth in its base businesses and productivity gains.

  As a result of the following business development activities, Tenneco Packaging has reduced its sensitivity to cyclicality in the paperboard business:

  . Tenneco Packaging's business is now 64% specialty packaging (including the full year impact of the Amoco Foam Products Company ("Amoco Foam Products") purchase completed in August 1996, as well as the part-year results of the protective and flexible packaging businesses of NV Koninklijke KNP BT acquired in the second quarter of 1997), which reduces exposure to business cycles. In addition, the November 1995 purchase of Hexacomb Corporation, the world's largest supplier of kraft paper honeycomb products used for protective packaging, is another example of Tenneco Packaging's pursuit of non-cyclical growth opportunities.

  . On the paperboard side, nine acquisitions in specialty corrugated graphics products and services have reduced its sensitivity to raw material prices and offer greater opportunities to add value. Currently, nearly 27% of Tenneco Packaging's paperboard business is in higher margin, enhanced graphics including folding cartons, point-of-purchase displays and point-of-sale packaging.

  In the future, Tenneco Packaging intends to continue to pursue value-added growth opportunities which reduce sensitivity to economic cyclicality, maintain market leadership positions in its primary businesses and actively market its new product development expertise.

  As with other manufacturing companies whose results of operations are subject to general economic and market conditions and other factors, Tenneco Packaging's business results may be adversely impacted by raw material cost fluctuations, changes in consumer preferences and other matters. See "Cautionary Statement for Purposes of "Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." Tenneco Packaging believes it has positioned itself to deal strategically with these economic and market challenges through its:

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

  Tenneco Packaging believes that factors key to its success include a focused strategic direction, operating cost leadership, management expertise, a committed and skilled workforce and a systems infrastructure designed to meet stringent customer quality requirements and service needs. Tenneco Packaging had spent approximately $72 million through December 31, 1997, and plans to spend an additional $74 million by the end of 1998, to provide state-of-the-art customer linked manufacturing systems, shop floor scheduling and real-time data for marketing and production management.

ANALYSIS OF TENNECO PACKAGING'S REVENUES

  Tenneco Packaging is an industry leader in the manufacture and sale of packaging products, offering a wide range of fiber- and plastic-based materials and packaging for institutional and industrial applications, as well as aluminum and plastic-based specialty packaging for consumer, retail, food service and food processing applications.

  The following tables set forth information relating to the net sales of Tenneco Packaging's primary businesses, in dollars and by percentages:

                                                         NET SALES (MILLIONS)
                                                        -----------------------
                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------- ------- -------
PAPERBOARD BUSINESS
  Corrugated shipping containers and containerboard
   products............................................ $ 1,257 $ 1,354 $ 1,582
  Folding cartons and recycled paperboard mill
   products............................................     104     149     204
  Paper stock and other................................      84     119     135
                                                        ------- ------- -------
                                                          1,445   1,622   1,921
                                                        ------- ------- -------
SPECIALTY BUSINESS
  Disposable plastic and aluminum packaging products...   1,935   1,669     593
  Molded fiber products................................     170     193     191
  Plastic and fiber protective packaging products......     399      78       7
  Other................................................      46      40      40
                                                        ------- ------- -------
                                                          2,550   1,980     831
                                                        ------- ------- -------
    Total Tenneco Packaging............................ $ 3,995 $ 3,602 $ 2,752
                                                        ======= ======= =======

                                                     PERCENTAGE OF NET SALES
                                                     ---------------------------
                                                     YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1997      1996      1995
                                                     -------   -------   -------
PAPERBOARD BUSINESS
  Corrugated shipping containers and containerboard
   products.........................................      31%       38%       58%
  Folding cartons and recycled paperboard mill
   products.........................................       3         4         7
  Paper stock and other.............................       2         3         5
                                                     -------   -------   -------
                                                          36        45        70
                                                     -------   -------   -------
SPECIALTY BUSINESS
  Disposable plastic and aluminum packaging
   products.........................................      49        47        22
  Molded fiber products.............................       4         5         7
  Plastic and fiber protective packaging products...      10         2        --
  Other.............................................       1         1         1
                                                     -------   -------   -------
                                                          64        55        30
                                                     -------   -------   -------
    Total Tenneco Packaging.........................     100%      100%      100%
                                                     =======   =======   =======
SALES BY GEOGRAPHIC AREA(A)
  United States.....................................      86%       91%       91%
  European Union....................................      10         5         5
  Canada............................................       2         2         1
  Other areas.......................................       2         2         3
                                                     -------   -------   -------
                                                         100%      100%      100%
                                                     =======   =======   =======

--------
(a) See Note 12 to Tenneco Inc. and Consolidated Subsidiaries Financial Statements for certain information about foreign and domestic operations and export sales.

PAPERBOARD BUSINESS

  The paperboard business manufactures and sells corrugated containers, folding cartons, containerboard, and lumber and building products, and has a 20% equity investment in a recycled paperboard business. A portion of the container and folding carton business includes value-added products such as enhanced graphics packaging and displays. The paperboard business produces over two million tons of containerboard annually that is converted by its corrugated container plants and sold to both domestic and export customers. Tenneco Packaging's container plants consume over 80% of its mills' containerboard production, which is either shipped directly to the plants or traded for containerboard produced by the mills of other companies. Such trades provide the various grades and widths of containerboard needed by the container plants and help reduce freight costs through shipments of containerboard to plants closest to each mill. The balance of Tenneco Packaging's containerboard production is exported or sold to other domestic converters and users. The paperboard business also produces high quality, innovative folding carton products utilizing the latest in printing and cutting technology for the sheet-fed offset and narrow-web flexo processes. Finally, Tenneco Packaging participates in the wood products business and has access to approximately one million acres of timberland in the United States through both owned and leased properties.

 Sales and Marketing and New Product Development

  Tenneco Packaging's paperboard business maintains a direct sales and marketing organization of over 400 sales personnel serving both local and national accounts. The sales organization consists primarily of sales representatives and a sales manager at each facility serving local and regional accounts, while corporate account managers are positioned to correspond to customer locations. Division marketing support is maintained at Packaging's corporate headquarters.

  Tenneco Packaging's paperboard business has established a nationwide network of new product development and creative packaging design centers to develop and manufacture product packaging and product display solutions to meet more sophisticated, complex customer needs. This network includes eight regional design centers, 10 primary and mid-range graphics facilities and approximately 70 sales personnel, new product development engineers, and product graphics and design specialists. These centers offer state-of-the-art computers and equipment for 24-hour design turnaround and reduced product delivery times.

 Manufacturing and Engineering

  Tenneco Packaging has two kraft linerboard mills and two medium mills, located in Tennessee, Georgia, Michigan and Wisconsin, respectively, which in 1997 collectively accounted for 6% of the industry's annual U.S. production, or 2.1 million tons. Over the last three years, Tenneco Packaging has invested $77 million at the Counce, Tennessee mill, which added 50,000 tons annually of capacity and enabled the mill to meet a growing demand for lighter weight board. Each of the mills has a strong focus on quality and is ISO 9002 certified. Tenneco Packaging's two paperstock recycling facilities provide some of the Counce, Tennessee mill's recycled fiber requirements.

  Domestically, Tenneco Packaging's corrugated container network includes 68 geographically dispersed plants in 26 states. Based on 1997 revenue, these plants manufacture approximately 6% of the industry's total annual U.S. corrugated shipments, making Tenneco Packaging one of the top six integrated producers. Tenneco Packaging also operates five folding carton plants in western and midwestern states.

  As of January 1, 1998, Tenneco Packaging owned, leased, managed or had cutting rights on approximately one million acres of timberland in Alabama, Florida, Georgia, Mississippi, Tennessee, and Wisconsin. In 1997, 1996 and 1995, approximately 44%, 32% and 30%, respectively, of the virgin fiber used by Tenneco Packaging in its mill operations was obtained from timberlands owned or utilized by Tenneco Packaging. The balance of virgin fiber was purchased from numerous open market wood sellers.

  To maximize the value of the timber harvested or purchased, Tenneco Packaging operates a wood drying facility and three wood products operations which produce hardwood and pine lumber. Tenneco Packaging is also a party to a joint venture in a chip mill.

  Tenneco Packaging's paperboard business operates a manufacturing and technical support center located in Skokie, Illinois which provides engineering, manufacturing and technical support to its corrugated operations. In addition, Tenneco Packaging has design capability throughout its manufacturing organization which includes over 100 structural, graphic and package engineering specialists for its corrugated and folding carton converting operations.

 Strategic Acquisitions/Joint Ventures

  As part of Tenneco Packaging's value-added growth strategy, seven acquisitions were made during 1995 in the paperboard business. Tenneco Packaging expanded its graphics and printing capabilities to that of a full service supplier of point-of-purchase displays and point-of-sale packaging by acquiring four facilities with expertise in high impact graphics and design. The addition of Lux Packaging, in Waco, Texas; the United Group in Los Angeles, California; Menasha Corporation's South Brunswick, New Jersey plant; and DeLine Box in Windsor, Colorado have broadened Tenneco Packaging's offering of products and services to include permanent point-of-purchase displays, rotogravure preprint, litho-lamination and advanced graphics design. In 1995, Tenneco Packaging also added to its network of specialty sheet plants by acquiring Mid-Michigan Container in Michigan; Sun King Container in El Paso, Texas; and Domtar Packaging's Watertown, New York facility.

  In June 1996, Tenneco Packaging and Caraustar entered into a joint venture pursuant to which Tenneco Packaging contributed its two recycled paperboard mills (Rittman, Ohio and Tama, Iowa) and a recovered paper stock and brokerage operation for cash and a 20% equity position in the business. The mills will continue to supply recycled paperboard to Tenneco Packaging's five folding carton plants.

  In 1997, Tenneco Packaging acquired an additional specialty sheet plant, CorriAcres Design & Packaging in Allentown, Pennsylvania, and a set-up box plant from Eastman Kodak in Rochester, New York.

SPECIALTY BUSINESS

  Tenneco Packaging's specialty business provides packaging solutions that provide convenience to consumers and institutions, protect products during transportation and storage, and enhance product display at point of purchase.The business produces foam and clear plastic packaging products for the food service industry, polyethylene bags, industrial stretch film, plastic protective and flexible packaging, paperboard honeycomb products, molded fiber, pressed paperboard and aluminium containers, industrial aluminum, plastic building products, and disposable cookware, dinnerware and storage and waste bags. The specialty plants convert paper, aluminum, polystyrene, polyolefins (such as polyethylene and polypropylene) and PVC polymers into value-added clear, foamed, flexible or rigid products.

  Tenneco Packaging's lightweight, rigid plastic packaging for in-store deli, produce, bakery and catering applications maintain quality and enhance presentation. Consumer products such as plastic food storage and trash bags, foam and molded fiber dinnerware, disposable aluminum baking pans and related products are sold through a variety of retail outlets. Consumer products are sold under such recognized brand names as Hefty(R), Baggies(R), Hefty OneZip(R) and E-Z Foil(R). Tenneco Packaging also manufactures molded fiber for produce and egg packaging, food service items and institutional tableware.

  Tenneco Packaging also manufactures protective and flexible packaging that serves multiple industries including food, medical, electronics, furniture, durable goods, building and construction. Products such as air cushion plastic packaging and very light weight polyethylene and polypropylene foam sheets are used for cushioning and surface protection. Paperboard honeycomb and foamed plank products protect against shock, vibration and thermal damage and also have structural and mechanical cooling applications. Other converted protective packaging products include padded mailers and a variety of laminated protective coverings. Flexible products include value added printed barrier films for the protection, storage and display of food products, as well as polypropylene medical bags used for sterile intravenous fluid delivery.

 Sales and Marketing

  The disposable plastic and aluminum products, stretch film, and molded fiber and pressed paperboard products of the specialty business are marketed to five primary market categories: food service, supermarkets, institutional, packer processor and industrial users. The specialty business serves these markets through a sales and marketing organization of approximately 350 sales personnel. The sales organization is specialized by market category and its teams work in alliance with strategic customers to build sales. Approximately 85% of these specialty business products are sold to distributors, while the remainder are sold directly to retailers.

  Plastic protective and flexible packaging products are marketed throughout North America and Europe. Approximately 60% of the products are sold through a well-developed network of packaging distributors and fabricators, and the remaining 40% are sold directly to end users. Approximately 80% of paperboard honeycomb products are designed and sold by a sales and marketing organization of approximately 45 employees directly to end-use customers; the remaining 20% are sold to fabricators for further processing.

  Tenneco Packaging markets consumer products primarily through three classes of retailers or channels of trade: (i) grocery (supermarkets and convenience stores); (ii) non-food (mass merchandisers, drug stores, hardware stores, home centers); and (iii) warehouse clubs. Tenneco Packaging's approximately 100 consumer products' internal sales management personnel are augmented by a national network of grocery brokers and manufacturing representatives to provide headquarter and in-store sales coverage for the grocery channel. Tenneco Packaging's consumer products personnel cover warehouse clubs and selected non-food retailers on a direct basis.

 Manufacturing and Engineering

  In North America, Tenneco Packaging operates 58 specialty business facilities in 18 states and Canada. Plastic disposable food service and consumer products, stretch films and building products are manufactured at 21 plants. Aluminum rolls are converted at five locations, including two locations shared with polystyrene production. A sixth aluminum facility packages disposable containers for sale to the consumer. The protective packaging operations convert paperboard into honeycomb products at 12 plants, and 12 other plants apply extrusion, foaming and converting technologies to produce clear, foamed, flexible or rigid plastic protective packaging from polystyrene, polyolefins (such as polyethylene and polypropylene), PVC polymers, and kraft papers. Molded fiber packaging is produced in six locations; a seventh location manufactures tooling for the molded fiber plants. Finally, pressed paperboard products are manufactured at one facility in Columbus, Ohio. Research and development centers for packaging and process development are currently located in Macedon, New York and Northbrook, Illinois and will be consolidated in a new facility in Canandaigua, New York in 1998.

  Tenneco Packaging currently operates or has an ownership interest in 29 international manufacturing operations. Eight protective packaging plants in Belgium, England, France, Germany, Italy, The Netherlands and Poland make plastic air cushion and foam sheet products, including mailers. Five flexible products plants in Egypt and Germany make high quality flexible films, bags, labels and pouches, printed and converted paper bags, and disposable medical packaging. Omni-Pac is Europe's leading manufacturer of molded fiber packaging with facilities in Elsfleth, Germany and Great Yarmouth, England. Tenneco Packaging's Alupak operation in Belp, Switzerland is a major producer of smoothwall aluminum portion packs. In plastics, Tenneco Packaging has the leading share of single-use thermoformed plastic food containers in the United Kingdom, with five manufacturing facilities in England, Scotland and Wales. Tenneco Packaging also operates a folding carton plant in Budapest, Hungary and has built a wood products operation in Romania. It participates in several international joint ventures, including folding carton plants in Donngguan, China and Bucharest, Romania, paperboard honeycomb products operations in Israel and Japan, and a corrugated converting facility in Shaoxing, China.

 Strategic Acquisitions/Joint Ventures

  Tenneco Packaging acquired Mobil Plastics in late 1995, which more than doubled the size of its specialty business and added new technologies and product development capabilities. The acquisition provided strong consumer branded products such as Hefty(R) trash bags and tableware, Baggies(R) food bags, and Hefty OneZip(R) food storage bags. The plastics division acquired from Mobil also manufactures clear and foam polystyrene food service containers; plates and meat trays; and polyethylene film products, including can liners, produce and retail bags, and industrial disposable packaging. Tenneco Packaging also increased its protective packaging capabilities through the purchase of Hexacomb Corporation, the world's largest supplier of paperboard honeycomb products used for protective packaging, materials handling, and specialized structural applications. In Europe, Tenneco Packaging purchased Penlea and Delyn, two plastic thermoforming operations in the United Kingdom.

  In August 1996, Tenneco Packaging purchased Amoco Foam Products which manufactures foam polystyrene tableware including cups, plates, carrying trays; hinged-lid food containers; packaging trays, primarily for meat and poultry; and industrial products for residential and commercial construction applications. In addition, during 1996 Tenneco Packaging entered into two honeycomb joint ventures.

  In April 1997, Tenneco acquired the protective and flexible packaging businesses of NV Koninklijke KNP BT. The acquisition consisted of a protective packaging business with operations in Europe and North America and a European flexible packaging business. The combined operations accounted for $542 million in 1996 sales and employ approximately 3,000 worldwide. The protective packaging honeycomb business grew in 1997 with the acquisition of two plants in Tillsonburg, Ontario, and Columbia, South Carolina, and two new joint ventures in Israel. In Romania, Tenneco Packaging is negotiating for rights to harvest timber and has built a wood processing plant for value-added furniture components, to be supported by a full sawmill operation.

OTHER

  As of January 1, 1998, Tenneco Packaging had approximately 23,000 employees.

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

  Primary service areas of TBS include (i) Financial Accounting Services, including asset management, general accounting, purchasing and payables, travel and entertainment, and systems support; (ii) Employee Benefits Administration for all major salaried and hourly benefit plans; (iii) Human Resources and Payroll Services, including payroll processing, relocation services, government compliance services and expatriate relocation and repatriation services; and (iv) Technology Services, including main frame computing services and telecommunication services.

  TBS has to date only serviced other Tenneco businesses and, on an as requested basis, former Tenneco businesses and affiliates such as Newport News. However, TBS continues to evaluate the possibility of providing similar services to outside businesses.

  In connection with its operations, TBS holds numerous software licenses, owns and operates computer equipment and has agreements with numerous vendors for supplies and services.

  As of January 1, 1998, TBS had approximately 335 employees.

  Although to date TBS has provided its administrative programs exclusively to current and former Tenneco businesses, should TBS attempt to provide similar services to outside businesses it will face intense competition from other providers of administrative services, many of whom are larger and have more experience providing administrative services in a competitive environment.

  TBS is headquartered in The Woodlands, Texas.

                             ENVIRONMENTAL MATTERS

  The Company estimates that its subsidiaries will make capital expenditures for environmental matters of approximately $25 million in 1998 and that capital expenditures for environmental matters will be approximately $105 million in the aggregate for the years 1998 through 2008.

  For information regarding environmental matters, see Item 3, "Legal Proceedings," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 13 to the Financial Statements of the Tenneco Inc. and Consolidated Subsidiaries.

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

  The Ancillary Agreements include: (i) the Benefits Agreement, which provides for allocations of responsibilities among the Company, Old Tenneco and Newport News with respect to employee compensation, benefit and labor matters; (ii) the Tax Sharing Agreement, pursuant to which the Company, Old Tenneco and Newport News will allocate liabilities for taxes arising prior to, as a result of, and subsequent to the Distributions; (iii) the Debt and Cash Allocation Agreement which provided for, among other things, the allocation of cash among, and the restructuring and refinancing of certain of the debt of Tenneco existing prior to the Distributions by (or with the funds provided by) the Company, Old Tenneco and Newport News; (iv) the TBS Services Agreement pursuant to which TBS will continue to provide certain administrative and other services to Newport News until December 31, 1998; (v) Trademark Transition License Agreements allowing Old Tenneco and Newport News to use certain of the trademarks and tradenames of Tenneco for certain specified periods of time for certain purposes; and (vi) the Insurance Agreement, which provides for the continuing rights and obligations of the Company, Old Tenneco and Newport News with respect to various pre-Distributions insurance programs. With respect to certain obligations under the Benefits Agreement, see Item 3, "Legal Proceedings--Other Proceedings" and Note 13 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries.

ITEM 2. PROPERTIES.

 Corporate Headquarters

  The Company's executive offices are located at 1275 King Street, Greenwich, Connecticut 06831, and its telephone number at that address is (203) 863-1000.

 Tenneco Automotive

  In the United States, Walker operates ten manufacturing facilities and two engineering and technical facilities. In addition, Walker operates 28 manufacturing facilities located in Argentina, Australia, Brazil, Canada, China, the Czech Republic, Denmark, France, Germany, Mexico, Poland, Portugal, South Africa, Spain, Sweden, and the United Kingdom. Walker also has engineering and technical centers in Australia and Germany which are located at manufacturing facilities.

  In the United States, Monroe has ten manufacturing facilities and three engineering and technical facilities, one of which is located at a manufacturing facility. In addition, Monroe has 16 manufacturing operations in Argentina, Australia, Belgium, Brazil, Canada, China, the Czech Republic, India, Mexico, New Zealand, Spain,

Turkey and the United Kingdom. Monroe also has engineering and technical facilities in Australia and Belgium which are located at manufacturing facilities. Tenneco Automotive has a sales office in Japan.

  Of the 69 properties described above, 55 are owned and 14 are leased. Five of the properties are held through joint ventures. Tenneco Automotive also has distribution facilities at its manufacturing sites and at a few offsite locations, substantially all of which are leased.

 Tenneco Packaging

  In North America, Tenneco Packaging operates a total of 143 manufacturing facilities, of which 88 are owned, 54 are leased, and one is held by a joint venture. The paperboard business group has 68 corrugated products plants, one machine rebuild facility, five folding carton plants and nine containerboard machines at four mills. Two of the mills (located in Georgia and Wisconsin), including substantially all of the equipment associated with both mills, are held under lease. Additionally, the paperboard business group operates four wood products facilities and participates in a joint venture chip mill. Two recycled paperstock facilities provide raw materials for the mills. Tenneco Packaging also has a minority equity position in two recycled paperboard mills and one recycling center. The 58 North American manufacturing facilities of the specialty business include seven molded fiber products plants and a molded fiber tooling fabrication facility, 12 paperboard honeycomb products plants, one pressed paperboard plant, and 37 plants that manufacture disposable plastic and aluminum packaging products, protective packaging, and other plastic and aluminum products.

  Internationally, Tenneco Packaging operates 23 manufacturing facilities in Belgium, Egypt, France, Germany, Hungary, Italy, The Netherlands, Poland, Romania, Spain, Switzerland, and the United Kingdom, of which 20 are owned and three are leased. In addition, Tenneco Packaging participates in six joint venture operations in China, Israel, Japan and Romania. The international operations include three folding carton operations, four paperboard honeycomb products operations, one corrugated container plant, a wood products operation, 17 plants for the manufacture of protective, flexible, or thermoformed plastics products and specialty films, one aluminum portion pack operation, and two molded fiber products plants.

 TBS

  TBS operates out of its headquarters in The Woodlands, Texas, as well as offices in Newport News, Virginia and Houston, Texas. The properties utilized by TBS are leased.

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

ITEM 3. LEGAL PROCEEDINGS.

  (1) Potential Superfund Liability.

  At February 18, 1998, the Company had been designated as a potentially responsible party in 4 "Superfund" sites. The Company has estimated its share of the remediation costs for these sites to be approximately $5 million in the aggregate and has established reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, the Company's estimate of its remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that the Company could be required to pay in excess of its share of remediation costs. The Company's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in the Company's determination of its estimated liability. The Company believes that the costs associated with its current status as a potentially responsible party in the Superfund sites referenced above will not be material to its consolidated financial position or results of operations.

  For additional information concerning environmental matters, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 1. "Business and Properties" and the caption "Environmental Matters" under Note 13, to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries.

  (2) Other Proceedings.

  The Company and Newport News have received letters from the Defense Contract Audit Agency (the "DCAA"), inquiring about certain aspects of the Distributions, including the disposition of the Tenneco Inc. Retirement Plan (the "TRP") and the 1986 asset valuation for the TRP and its cost accounting treatment. The DCAA has been advised that (i) the TRP will retain the liability for all benefits accrued by the Newport News salaried employees through December 31, 1996, (ii) the Newport News salaried employees will not accrue additional benefits under the TRP after December 31, 1996, and (iii) no liabilities or assets of the TRP will be transferred from the TRP to any plan maintained by Newport News. A determination of the ratio of assets to liabilities of the TRP attributable to Newport News will be based on facts, assumptions and legal issues that are complicated and uncertain; however, it is likely that the U.S. Government will assert a claim against Newport News with respect to the amount, if any, by which the assets of the TRP attributable to its employees are alleged to exceed the liabilities. The Company, with the full cooperation of Newport News, will defend against any claim by the U.S. Government, and in the event there is a determination that an amount is due to the U.S. Government, the Company and Newport News will share the obligation for such amount plus the amount of related defense expenses, in the ratio of 80% and 20%, respectively. At this preliminary stage, it is impossible to predict with certainty any eventual outcome regarding this matter; however, the Company does not believe that this matter will have a material adverse effect on its consolidated financial position or results of operations.

  The Company and its subsidiaries are parties to numerous other legal proceedings arising from their operations. The Company believes that the outcome of these other proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of 1997.

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT.

  Set forth below is a list of the executive officers of Tenneco Inc. at March 1, 1998. Each of such executive officers has served in the capacities indicated below with Tenneco Inc. (or, for periods prior to the Distributions, with Old Tenneco) since the dates indicated below:

  NAME (AND AGE AT DECEMBER 31, 1997)             OFFICES HELD*              EFFECTIVE DATE OF TERM
  -----------------------------------             -------------              ----------------------
Dana G. Mead (61).....                Chairman                                   May 1994
                                      Chief Executive Officer                    February 1994
                                      Director                                   April 1992
                                      Chairman of the Executive Committee        February 1994
                                      Member of the Executive Committee          May 1992
Paul T. Stecko (53)...                Chief Operating Officer                    January 1997
Theodore R. Tetzlaff
 (53).................                General Counsel                            July 1992
Stacy S. Dick (41)....                Executive Vice President                   January 1996
Robert T. Blakely
 (56).................                Executive Vice President                   May 1996
                                      Chief Financial Officer                    July 1981
John J. Castellani
 (46).................                Executive Vice President                   January 1997
Barry R. Schuman (56).                Senior Vice President--Human Resources     March 1993
Karl A. Stewart (54)..                Vice President                             May 1991
                                      Secretary                                  May 1986

--------
* Unless otherwise indicated, all offices held are with Tenneco Inc. (or, for periods prior to (i) the Distributions, Old Tenneco, and (ii) December 1987, the Company which at the time was known as Tenneco Inc.).

  Each of the executive officers of Tenneco has been continuously engaged in the business of Tenneco, its subsidiaries, affiliates or predecessor companies during the past five years in the positions indicated except that: (i) Dana G. Mead has served as an executive officer of Tenneco since March 1992, when he joined Tenneco as Chief Operating Officer and was elected President one month later; (ii) since 1993 Paul T. Stecko has also been serving as the President and Chief Executive Officer of Tenneco Packaging; from 1977 to 1993, he was employed by International Paper Co., last serving as Vice President and General Manager of Publications Papers, Bristols and Converting Papers; (iii) Theodore R. Tetzlaff has been a partner in the law firm of Jenner & Block, Chicago, for more than five years; (iv) from August 1992 to January 1996, Stacy S. Dick served as Senior Vice President--Strategy of Tenneco; and (v) from August 1992 to March 1995 John J. Castellani served as Vice President-- Government Relations of Tenneco and from March 1995 to January 1997 he served as Senior Vice President--Government Relations of Tenneco. For purposes of the preceding sentence, "Tenneco" refers to Old Tenneco for periods prior to the Distributions and to Tenneco Inc. for periods after the Distributions.

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

                              SALE
                             PRICES
                           ----------      DIVIDENDS
       QUARTER              HIGH  LOW        PAID
       -------             ------ ---      ---------
       1997
         1st               46      38         .30
         2nd               46 3/4  38         .30
         3rd               50 3/4 43 11/16    .30
         4th               52 1/8 37 5/16     .30
       1996
         1st               57 7/8 47 5/8      .45
         2nd               57 5/8 49 5/8      .45
         3rd               51 7/8 45 5/8      .45
         4th (thru 12/11)  52 5/8 46 1/2      .45
         4th (after
          12/11)           47 1/2 43 3/8       --

  As of January 31, 1998, there were approximately 88,044 holders of record, including brokers and other nominees.

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

  Under applicable corporate law, dividends may be paid by Tenneco out of "surplus" (as defined under the law) or, if there is not a surplus, out of net profits for the year in which the dividends are declared or the preceding fiscal year. At December 31, 1997, Tenneco had surplus of approximately $2.8 billion for the payment of dividends, and Tenneco will also be able to pay dividends out of any net profits for the current and prior fiscal year.

ITEM 6. SELECTED FINANCIAL DATA.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                            YEARS ENDED DECEMBER 31,
                 (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)

                            1997(A)      1996(A)      1995(A)       1994         1993
                          -----------  -----------  -----------  -----------  -----------
STATEMENTS OF INCOME
 DATA(B):
 Net sales and operating
  revenues from
  continuing
  operations--
  Automotive............  $     3,226  $     2,980  $     2,479  $     1,989  $     1,785
  Packaging.............        3,995        3,602        2,752        2,184        2,042
  Intergroup sales and
   other................           (1)         (10)         (10)          (7)          (7)
                          -----------  -----------  -----------  -----------  -----------
   Total................  $     7,220  $     6,572  $     5,221  $     4,166  $     3,820
                          ===========  ===========  ===========  ===========  ===========
 Income from continuing
  operations before
  interest expense,
  income taxes, and
  minority interest--
  Automotive............  $       407  $       249  $       240  $       223  $       222
  Packaging.............          371          401          430          209          139
  Other.................          (14)         (22)           2           24           20
                          -----------  -----------  -----------  -----------  -----------
   Total................          764          628          672          456          381
 Interest expense (net
  of interest
  capitalized)(g).......          216          195          160          104          101
 Income tax expense.....          163          194          231          114          115
 Minority interest......           24           21           23           --           --
                          -----------  -----------  -----------  -----------  -----------
 Income from continuing
  operations............          361          218          258          238          165
 Income from
  discontinued
  operations, net of
  income tax(c).........           --          428          477          214          286
 Extraordinary loss, net
  of income tax(d)......           --         (236)          --           (5)         (25)
 Cumulative effect of
  changes in accounting
  principles, net of
  income tax(e).........          (46)          --           --          (39)          --
                          -----------  -----------  -----------  -----------  -----------
 Net income.............          315          410          735          408          426
 Preferred stock
  dividends.............           --           12           12           60           64
                          -----------  -----------  -----------  -----------  -----------
 Net income to common
  stock.................  $       315  $       398  $       723  $       348  $       362
                          ===========  ===========  ===========  ===========  ===========
 Average number of
  shares of common stock
  outstanding(f)--
  Basic.................  170,264,731  169,609,373  172,764,198  162,307,189  149,392,887
  Diluted...............  170,801,636  170,526,112  173,511,654  162,912,425  150,061,478
 Earnings per average
  share of common
  stock(f)--
  Basic:
   Continuing
    operations..........  $      2.12  $      1.29  $      1.49  $      1.17  $       .76
   Discontinued
    operations(c).......           --         2.45         2.70         1.25         1.82
   Extraordinary
    loss(d).............           --        (1.39)          --         (.03)        (.16)
   Cumulative effect of
    changes in
    accounting
    principles(e).......         (.27)          --           --         (.24)          --
                          -----------  -----------  -----------  -----------  -----------
                          $      1.85  $      2.35  $      4.19  $      2.15  $      2.42
                          ===========  ===========  ===========  ===========  ===========
  Diluted:
   Continuing
    operations..........  $      2.11  $      1.28  $      1.48  $      1.17  $       .76
   Discontinued
    operations(c).......           --         2.44         2.69         1.24         1.81
   Extraordinary
    loss(d).............           --        (1.38)          --         (.03)        (.16)
   Cumulative effect of
    changes in
    accounting
    principles(e).......         (.27)          --           --         (.24)          --
                          -----------  -----------  -----------  -----------  -----------
                          $      1.84  $      2.34  $      4.17  $      2.14  $      2.41
                          ===========  ===========  ===========  ===========  ===========
 Cash dividends per
  common share..........  $      1.20  $      1.80  $      1.60  $      1.60  $      1.60
BALANCE SHEET DATA(B):
 Net assets of
  discontinued
  operations............  $        --  $        --  $     1,045  $     1,858  $     1,878
 Total assets...........        8,332        7,587        7,413        5,853        5,097
 Short-term debt(g).....          278          236          384          108           94
 Long-term debt(g)......        2,633        2,067        1,648        1,039        1,178
 Minority interest......          424          304          301          301            1
 Shareowners' equity....        2,528        2,646        3,148        2,900        2,601
STATEMENT OF CASH FLOWS
 DATA(B):
 Net cash provided
  (used) by operating
  activities............  $       519  $       253  $     1,443  $       450  $     1,615
 Net cash provided
  (used) by investing
  activities............         (897)        (693)      (1,146)        (117)        (338)
 Net cash provided
  (used) by financing
  activities............          354          147         (356)        (151)      (1,166)
 Capital expenditures
  for continuing
  operations............         (558)        (573)        (562)        (280)        (217)

--------
(a) For a discussion of the significant items affecting comparability of the financial information for 1997, 1996 and 1995, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." See also Notes 1 and 3 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries for a discussion of the Merger and Distributions transactions.
(b) During the years presented, Tenneco completed numerous acquisitions, the most significant of which were Tenneco Packaging's acquisitions of Mobil Plastics for $1.3 billion in late 1995, Amoco Foam Products for $310 million in August 1996, and the protective and flexible packaging businesses of NV Koninklijke KNP BT for $380 million in April 1997 and Tenneco Automotive's acquisition of Clevite for $328 million in July 1996. See Note 2 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries.
(c) Discontinued operations reflected in the above periods include Tenneco's energy and shipbuilding operations, which were discontinued in December 1996, its farm and construction equipment operations, which were discontinued in March 1996, and its chemicals and brakes operations, which were discontinued during 1994.
(d) Represents Tenneco's costs related to prepayment of debt, including the 1996 loss recognized in the realignment of Tenneco's consolidated indebtedness preceding the Merger and Distributions. See Note 3 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries.
(e) In 1997, Tenneco implemented Financial Accounting Standards Board's Emerging Issues Task Force Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation." In 1994, Tenneco adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." See Note 1 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries for additional information regarding changes in accounting principles.
(f) All earnings per share amounts have been restated to reflect the adoption of FAS No. 128, "Earnings per Share," effective December 15, 1997. See Note 1 and Note 7 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries for information regarding the computation of earnings per share of common stock.
(g) Debt amounts for 1995 and prior years are net of allocations for corporate debt to the net assets of discontinued energy and shipbuilding operations. Interest expense for 1996 and prior years is net of interest expense allocated to income from discontinued operations. The allocation is based on the proportion of Tenneco's investment in the energy operations' and shipbuilding operations' net assets to Tenneco consolidated net assets plus debt. See Note 1 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The year ended December 31, 1997, represents the first full year of Tenneco Inc. and consolidated subsidiaries' operation as a global manufacturing company focused on its automotive parts and packaging businesses.

  Tenneco Inc. was spun-off from the company previously known as Tenneco Inc. ("Old Tenneco") on December 11, 1996, following a series of transactions undertaken to realign the assets, liabilities and operations of Old Tenneco such that the automotive parts ("Tenneco Automotive"), packaging ("Tenneco Packaging") and the administrative services ("Tenneco Business Services") businesses were owned by Tenneco Inc. and the shipbuilding business was owned by Newport News Shipbuilding Inc. ("Newport News"). Old Tenneco distributed the shares of Tenneco Inc. and Newport News to its shareowners on December 11, 1996. On December 12, 1996, Old Tenneco, which then consisted primarily of the energy business ("Energy") and certain previously discontinued operations of Old Tenneco, merged with a subsidiary of El Paso Natural Gas Company.

  Although the separation of Tenneco Inc. from Old Tenneco was structured as a spin-off for legal, tax and other reasons, Tenneco Inc. kept certain important aspects of Old Tenneco, including its executive management, Board of Directors and headquarters. Most importantly, the combined assets, revenues, and operating income of Tenneco Automotive and Tenneco Packaging represented more than half the assets, revenues and operating income of Old Tenneco prior to the distributions and merger. Consequently, this Management's Discussion and Analysis of Financial Condition and Results of Operations and Tenneco's financial statements for periods prior to the distributions and merger present the net assets and results of operations of Old Tenneco's shipbuilding and energy businesses, as well as its farm and construction equipment business which was disposed of before the distributions and merger, as discontinued operations. Refer to Note 3 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries for further discussion.

  For purposes of this Management's Discussion and Analysis "Tenneco" or the "Company" refers to Old Tenneco and its subsidiaries before the above described corporate reorganization transactions and to Tenneco Inc., formerly known as New Tenneco Inc., and its subsidiaries after those transactions.

  The following review of Tenneco's financial condition and results of operations should be read in conjunction with the financial statements and related notes of Tenneco Inc. and Consolidated Subsidiaries.

YEARS 1997 AND 1996

RESULTS OF CONTINUING OPERATIONS

  Tenneco reported income from continuing operations for the year ended December 31, 1997, of $361 million compared to $218 million for the same period in 1996. The improvement resulted from record operating results at Tenneco Automotive and at Tenneco Packaging's specialty packaging business, offset by lower results at Tenneco Packaging's paperboard packaging business reflecting lower containerboard pricing. A lower effective tax rate for 1997 compared to 1996 also contributed to the improved results.

NET SALES AND OPERATING REVENUES

                                                                            %
                                                           1997    1996   CHANGE
                                                          ------  ------  ------
                                                           (MILLIONS)
Tenneco Automotive....................................... $3,226  $2,980     8%
Tenneco Packaging........................................  3,995   3,602    11%
Intergroup sales and other...............................     (1)    (10)   NM
                                                          ------  ------   ---
                                                          $7,220  $6,572    10%
                                                          ======  ======   ===

  Tenneco Automotive's revenue increase over 1996 resulted from acquisition performance, volume gains, and improved pricing and product mix. Companies acquired in 1996 and 1997 contributed $238 million to revenue gains during 1997. For companies acquired in 1996, these revenue gains include only revenues earned through the first anniversary of the 1996 acquisition. Performance following the first year of ownership is included in the other year over year measures of performance. Volume growth with both existing and new customers resulted in revenue increases of $128 million, while improved price realizations and a more favorable product mix added $35 million to 1997 revenues. These revenue gains were partially offset by the impact of the strong U.S. dollar in overseas markets, which resulted in $141 million in lower revenues than would have been realized had the U.S. dollar not strengthened during the year.

  Revenue growth at Tenneco Packaging was driven by strong growth in the specialty packaging business, which experienced revenue gains of $570 million during 1997 over 1996. A decline in revenues in the paperboard packaging business of $177 million was primarily attributable to lower linerboard and medium prices.

  Revenue growth in the specialty packaging business, from $1,980 million in 1996 to $2,550 million in 1997, was primarily generated by unit volume sales growth and revenues earned by companies acquired in 1996 and 1997. The protective and flexible packaging businesses acquired from NV Koninklijke KNP BT (KNP) in late April 1997, along with revenues from the foam products business calculated through the first anniversary of its August 1996 acquisition, contributed $491 million to specialty packaging's revenue growth during 1997. Unit volume sales increases, primarily in specialty packaging's consumer markets and clear plastic containers, accounted for significant revenue increases as well. Partially offsetting revenue growth from acquisitions and volumes was lower pricing in the specialty packaging consumer market which negatively impacted revenues by $53 million.

  The revenue decline in the paperboard packaging business resulted primarily from lower linerboard and medium prices during 1997 compared to 1996. Paperboard packaging implemented price increases during the second half of 1997, resulting in greater average fourth quarter 1997 prices for linerboard and medium than the comparable period in 1996. Consequently, in the fourth quarter of 1997, the paperboard packaging business experienced a slight increase in revenues of $8 million compared to the fourth quarter of 1996.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST (OPERATING INCOME)

                                                                            %
                                                            1997   1996   CHANGE
                                                            -----  -----  ------
                                                            (MILLIONS)
Tenneco Automotive......................................... $ 407  $ 249   63%
Tenneco Packaging..........................................   371    401   (7%)
Other......................................................   (14)   (22)   NM
                                                            -----  -----   ---
                                                            $ 764   $628   22%
                                                            =====  =====   ===

  During 1996, Tenneco Automotive recorded a pre-tax charge of $64 million to streamline certain exhaust operations and realign the ride control product line. Absent this charge, 1996 operating income would have been $313 million. The remaining increase in operating income during 1997 is primarily attributable to acquisition performance, cost reduction initiatives, and improved realizations, partially offset by the impact of the strong U.S. dollar in overseas markets. Acquisitions, including the impact of 1996 transactions calculated through the first anniversary of the date of each acquisition, added $35 million to 1997 operating income. Cost reduction initiatives contributed more than $40 million to the 1997 operating income improvement while improved pricing realization and product mix combined with volume growth resulted in higher 1997 operating income of more than $30 million. During the third quarter of 1997, Tenneco Automotive benefited from a net reduction of $4 million in certain reserves, primarily related to ongoing reorganization initiatives which have proceeded more rapidly and efficiently than planned, allowing Tenneco Automotive to adjust its cost estimates for completing these initiatives. Additionally, favorable resolution of a legal action contributed $10 million to third quarter 1997 results. Partially offsetting these operating income gains was the impact of the strong U.S. dollar on overseas earnings, which reduced 1997 operating income by $22 million, and fourth quarter charges totaling $4 million related to a customer bankruptcy and a prior asset sale.

  Tenneco Packaging's overall operating income decline was composed of higher operating income in the specialty packaging business, where operating income grew from $242 million in 1996 to $307 million in 1997, offset by lower operating income in the paperboard packaging business, which posted 1997 operating income of $64 million compared to 1996 operating income of $159 million.

  The higher operating income for the specialty packaging business in 1997 resulted primarily from $76 million in operating income generated by the protective and flexible packaging businesses acquired from KNP in late April 1997 and the foam products acquisition calculated through the first anniversary of its August 1996 acquisition. A portion of the 1997 earnings from the foam products acquisition resulted from cost savings realized by the integration of the acquired company into specialty packaging's existing business. The positive impact on operating income of the volume gains described previously under "Net Sales and Operating Revenues" was largely offset by lower pricing particularly in the consumer market.

  The operating income of the paperboard packaging business in 1996 included a $50 million gain on the sale of certain recycled paperboard assets to a joint venture with Caraustar Industries and a charge of $6 million to reorganize Tenneco Packaging's folding carton operations. Operating income in 1997 included a one-time $38 million gain which resulted from the refinancing of two containerboard mill leases. Absent these transactions, operating income for the paperboard packaging business declined $89 million in 1997 compared to 1996. The single largest factor contributing to this decline was linerboard and medium pricing, which on an annual basis were 15 percent and 19 percent, respectively, lower in 1997 than in 1996. In total, pricing for the paperboard packaging business, which includes containerboard mills and corrugated and folding carton facilities, reduced 1997 operating income by $120 million. Partially offsetting this lower pricing was $40 million in cost reductions at the mills and the $5 million positive impact from a third quarter 1997 timberland management transaction.

  As previously reported, Tenneco management has been studying various possible strategic alternatives (including divestitures, spin-offs and joint venture arrangements) concerning some or all of the Company's containerboard mills, timberlands and other related operations. To date, management has not identified any acceptable alternatives and there can be no assurance as to whether or when any such alternatives will be identified or implemented.

  Tenneco's Other operating loss increased in 1997 compared to 1996 before a charge of $17 million related to the acceleration of certain employee benefits in connection with the December 1996 corporate reorganization. The increase resulted from a higher level of unallocated administrative costs primarily related to Tenneco's administrative services unit which began operation in late 1996.

OUTLOOK

  Tenneco Automotive is supplying original equipment for more than 40 product launches around the world, which should contribute to revenue growth in 1998. In the aftermarket, Tenneco Automotive will introduce the all-new Walker(R) Quiet-FlowTM premium replacement muffler line as well as the next generation of Monroe's(R) highly successful Sensa-Trac(R) premium shock and strut line featuring "Safe-Tech" technology for enhanced ride control and comfort. Tenneco Automotive expects that its superior product offerings and premium product mix will permit it to outperform a soft aftermarket. In addition, Tenneco Automotive expects to complete the final piece of its worldwide restructuring effort in early 1998. These actions are expected to generate more than $80 million in annual cost savings when complete; more than $40 million was realized in 1997 as the actions were undertaken.

  The outlook for Tenneco Packaging's specialty packaging business is positive as volume growth, new product introductions, mix management, and cost reductions are expected to provide continued operating income gains. Resin prices are forecast to remain relatively stable in 1998 while revenues should benefit from continued strong, 4 to 5 percent growth in specialty packaging's market segment. Tenneco Packaging's paperboard packaging business should benefit from favorable industry dynamics, including lower containerboard inventories and continued strong demand for corrugated boxes. In addition, ongoing cost reduction efforts, which yielded $40 million in cost reductions during 1997, should result in additional cost savings in 1998.

  This "Outlook" section contains forward-looking statements. See "Cautionary Statement for Purposes of 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" for a description of certain factors that could cause actual results to differ from anticipated results and other matters.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Tenneco incurred interest expense of $216 million during 1997, an increase of $21 million over 1996. The increase reflects a higher level of borrowings during 1997, resulting primarily from acquisitions made in both Tenneco Packaging and Tenneco Automotive, as well as Tenneco's share repurchase activity.

INCOME TAXES

  Tenneco's effective tax rate for 1997 was 30 percent, compared to 45 percent for 1996. The 1997 tax rate was lower than the statutory rate due to the non-recurring impact of certain foreign tax benefits and the benefit of previously unrecognized deferred tax assets. For 1996, the effective tax rate was in excess of the statutory rate primarily as a result of the realignment charges recorded for Tenneco Automotive's European operations which were not fully benefited for tax purposes.

MINORITY INTEREST

  Minority interest in 1997 was $24 million compared to $21 million in 1996. This primarily represents dividends on the preferred stock of a U.S. subsidiary. In December 1997, this subsidiary issued additional preferred stock. See Note 9 to Tenneco Inc. and Consolidated Subsidiaries Financial Statements for additional information.

CHANGE IN ACCOUNTING PRINCIPLE

  As required by the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reeingineering and Information Technology Transformation," Tenneco recorded an after-tax charge of $46 million in the fourth quarter of 1997, which was reported as a cumulative effect of a change in accounting principle.

EARNINGS PER SHARE

  Income from continuing operations was $2.11 per share on a diluted basis in 1997, up from $1.28 per share in 1996. (All references to earnings per share in this Management's Discussion and Analysis are on a diluted basis unless otherwise noted). Tenneco also recorded the cumulative effect of a change in accounting principle discussed above of $.27 per share, resulting in net income of $1.84 per share for 1997. During 1996, discontinued operations earned $2.44 per share while Tenneco recorded an extraordinary loss on retirement of debt of $1.38. Net income in 1996 was $2.34 per share. Discontinued operations and extraordinary loss are discussed below. Average shares of common stock outstanding increased slightly during 1997. For further information regarding the calculation of earnings per share, refer to Note 7 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                                   1997   1996
                                                                   -----  -----
                                                                   (MILLIONS)
Cash provided (used) by:
  Operating activities............................................ $ 519  $ 253
  Investing activities............................................  (897)  (693)
  Financing activities............................................   354    147

OPERATING ACTIVITIES

  Cash flow provided by operating activities was $266 million higher in 1997 than 1996. Tenneco's discontinued operations used $250 million in operating cash flow in 1996, resulting in a 1997 increase in operating cash flow from continuing operations of $16 million. Tenneco experienced higher operating cash flow during 1997 from several sources. Income before depreciation was higher in 1997 by $199 million. Tenneco also generated cash flow benefits from tax refunds during 1997, resulting primarily from tax benefits derived from the December 1996 reorganization and debt realignment and a 1996 tax net operating loss which was carried back to earlier years. These positive benefits were partially offset by changes in the components of working capital, reflecting higher levels of activity and reduction of certain liabilities, including those incurred in connection with the December 1996 transactions.

INVESTING ACTIVITIES

  During 1997, Tenneco's investing cash flows included expenditures of $314 million for businesses acquired, primarily the flexible and protective packaging businesses of KNP in late April 1997. This compares to cash expended for business acquisitions of $748 million in 1996, when Tenneco Automotive acquired Clevite and Tenneco Packaging acquired the foam products business. There were other less significant acquisitions in both years at both Tenneco Automotive and Tenneco Packaging. Capital expenditures for continuing operations in 1997 were $15 million lower than 1996, reflecting lower activity in Tenneco's "Other" segment. During 1996, the sale of discontinued operations provided $1,051 million of investing cash flow, primarily from Tenneco's remaining Case Corporation shares and a business owned by Energy. Tenneco also spent $398 million in 1996 for capital expenditures and business acquisitions at Energy and Newport News.

FINANCING ACTIVITIES

  During 1997, Tenneco refinanced a portion of its short term debt by issuing $100 million of 10 year 7 1/2% notes, $200 million of 30 year 7 7/8% debentures, and $300 million of 20 year 7 5/8% debentures. The net proceeds to Tenneco of these debt offerings was $593 million. Tenneco retired $23 million in long-term debt during 1997 according to its terms and reduced short-term debt by a net $31 million. A subsidiary of Tenneco also issued preferred stock, the net proceeds of which were $99 million. During 1996, financing activities included the debt realignment executed in December to facilitate the separation of New Tenneco, Energy, and Newport News, as well as the issuance of $296 million in preferred stock by Old Tenneco which remained with Old Tenneco in the Energy merger. During 1997, Tenneco issued $48 million in common stock, related to employee benefit plans, and repurchased $132 million in common stock under its common stock repurchase plan. Tenneco also paid 1997 dividends on its common stock of $204 million. Activity in 1996 included common stock issued of $164 million, common stock repurchases of $172 million, common and preferred stock dividends of $313 million and cash of $99 million transferred to Energy and Newport News in the December 1996 corporate reorganization.

LIQUIDITY

  At December 31, 1997, Tenneco's principal credit facility was a $1.75 billion committed financing arrangement with a syndicate of banks which expires in 2001. Committed borrowings under this credit facility bear interest at an annual rate equal to, at the borrower's option, either (i) a rate consisting of the higher of Morgan Guaranty Trust Company of New York's prime rate or the federal funds rate plus 50 basis points; (ii) the London Interbank Offering Rate plus a margin determined based on the credit rating of Tenneco's unsecured senior debt; or (iii) a rate based on money market rates pursuant to competitive bids by the syndicate banks. Tenneco maintains unused availability under this line of credit at least equal to 100 percent of its commercial paper notes outstanding which were $203 million at December 31, 1997. There were no borrowings under this credit facility at December 31, 1997.

  The credit facility requires that Tenneco's ratio of debt to total capitalization, as defined in the credit facility, not exceed 70%. Compliance with this requirement is a condition for any incremental borrowings under the credit facility, and failure to meet the requirement enables the syndicate banks to require repayment of any outstanding loans after a 30-day cure period. At December 31, 1997, Tenneco's ratio of debt to total capitalization as defined in the credit facility was 53.5 percent. In addition, the credit facility imposes certain other restrictions, none of which are expected to limit Tenneco's ability to operate its businesses in the ordinary course.

CAPITAL COMMITMENTS

  Tenneco estimates that expenditures of approximately $380 million will be required after December 31, 1997, to complete facilities and projects authorized at such date, and substantial commitments have been made in connection therewith.

  Tenneco believes it has adequate resources available to finance its future requirements, including capital expenditures for existing operations plus potential strategic acquisitions.

CAPITALIZATION

                                                                            %
                                                             1997   1996  CHANGE
                                                            ------ ------ ------
                                                                 (MILLIONS)
Short-term debt and current maturities..................... $  278 $  236  18%
Long-term debt.............................................  2,633  2,067  27%
Minority interest..........................................    424    304  39%
Common shareowners' equity.................................  2,528  2,646  (4%)
                                                            ------ ------  ---
  Total capitalization..................................... $5,863 $5,253  12%
                                                            ====== ======  ===

  Tenneco's debt to capitalization ratio was 49.7 percent at December 31, 1997, compared to 43.8 percent at December 31, 1996. The increase in the ratio is attributable to the additional debt issued during 1997 as described under "Cash Flow-Financing Activities" above, as well as a decline in equity resulting from net income in 1997 being more than offset by dividends, share repurchases, and cumulative translation adjustments resulting from the strong U.S. dollar.

DIVIDENDS ON COMMON STOCK

  Tenneco Inc. declared dividends on its common shares of $.30 per share for each quarter in 1997. Declaration of dividends is at the discretion of the Board of Directors. The Board has not adopted a dividend policy as such. Subject to legal and contractual restrictions, its decisions regarding dividends are based on all considerations that in its business judgment are relevant at the time, including past and projected earnings, cash flows, economic, business and securities market conditions, and anticipated developments concerning Tenneco's business and operations.

ENVIRONMENTAL MATTERS

  Tenneco and certain of its subsidiaries and affiliates are parties to environmental proceedings. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered including prior experience in remediation of contaminated sites, other companies' clean-up experience and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. These liabilities are included in the balance sheet at their undiscounted amounts. Recoveries are evaluated separately from the liability and, when assured, are recorded and reported separately from the associated liability in the financial statements.

  At February 18, 1998, Tenneco had been designated as a potentially responsible party in 4 "Superfund" sites. Tenneco has estimated its share of the remediation costs for these sites to be approximately $5 million in the aggregate and has established reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tenneco's estimate of its remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tenneco could be required to pay in excess of its share of remediation costs. Tenneco's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tenneco's determination of its estimated liability. Tenneco believes that the costs associated with its current status as a potentially responsible party in the Superfund sites referenced above will not be material to its consolidated financial position or results of operations.

  Tenneco estimates that it will make capital expenditures for environmental matters of approximately $25 million in 1998 and that capital expenditures for environmental matters will be approximately $105 million in the aggregate for the years 1998 through 2008.

DERIVATIVE FINANCIAL INSTRUMENTS

 Foreign Currency Exchange Rate Risk

  Tenneco uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. Tenneco's primary exposure to changes in foreign currency rates results from intercompany loans made between Tenneco affiliates to minimize the need for borrowings from third parties. Additionally, Tenneco enters into foreign currency forward purchase and sale contracts to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. Tenneco has from time to time also entered into forward contracts to hedge its net investment in foreign subsidiaries. Tenneco does not currently enter into derivative financial instruments for speculative purposes.

  In managing its foreign currency exposures, Tenneco identifies and aggregates naturally occurring offsetting positions and then hedges residual exposures through third party derivative contracts. The following table summarizes by major currency the notional amounts, weighted average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of December 31, 1997. All contracts in the following table mature in 1998.

                                                DECEMBER 31, 1997
                                  ----------------------------------------------
                                                                      FAIR VALUE
                                  NOTIONAL AMOUNT IN WEIGHTED AVERAGE  IN U.S.
                                   FOREIGN CURRENCY  SETTLEMENT RATES  DOLLARS
                                  ------------------ ---------------- ----------
                                        (MILLIONS EXCEPT SETTLEMENT RATES)
Belgian Francs   --Purchase.........         883             0.0270    $  24
                 --Sell.............        (238)            0.0270       (6)
British Pounds   --Purchase.........          95             1.6508      156
                 --Sell.............        (156)            1.6508     (257)
Canadian Dollars --Purchase.........          83             0.6992       58
                 --Sell.............         (23)            0.6992      (16)
Danish Krone     --Purchase.........         152             0.1460       22
                 --Sell.............          --                 --       --
French Francs    --Purchase.........         312             0.1663       52
                 --Sell.............          (6)            0.1663       (1)
German Marks     --Purchase.........           7             0.5561        4
                 --Sell.............        (218)            0.5561     (121)
Italian Lire     --Purchase.........       1,850             0.0006        1
                 --Sell.............          --             0.0006       --
Portuguese Escudo--Purchase.........       1,029             0.0054        6
                 --Sell.............        (196)            0.0054       (1)
Spanish Pesetas  --Purchase.........       1,823             0.0066       12
                 --Sell.............        (224)            0.0066       (1)
U.S. Dollars     --Purchase.........          92             1.0000       92
                 --Sell.............          --                 --       --
Other            --Purchase.........         138             0.2318       32
                 --Sell.............        (667)            0.0803      (54)
                                                                       -----
                                                                       $   2
                                                                       =====

 Interest Rate Risk

  Tenneco's financial instruments that are sensitive to market risk for changes in interest rates are its debt securities. Tenneco primarily uses commercial paper to finance its short-term capital requirements. Since commercial paper generally matures in three months or less, Tenneco pays a current market rate of interest on these borrowings. Tenneco finances its long-term capital requirements with long-term debt which matures over periods ranging up to 30 years. All of Tenneco's existing long-term debt obligations have fixed interest rates, and Tenneco has no current plans to redeem its long-term debt obligations before their stated maturities. Consequently, Tenneco is not exposed to cash flow or fair value risk from market interest rate changes on its long-term debt portfolio. Should Tenneco decide to redeem its long-term debt securities prior to their stated maturities, it would generally incur costs based on the fair value of the debt at that time.

  The table below provides information about Tenneco's financial instruments that are sensitive to interest rate risk.

                                                                          FAIR VALUE
                              ESTIMATED MATURITY DATES                        AT
                         ----------------------------------------        DECEMBER 31,
                         1998  1999  2000  2001  2002  THEREAFTER TOTAL    1997(A)
                         ----  ----  ----  ----  ----  ---------- ------ ------------
                                   (DOLLARS IN MILLIONS)
Short-term debt
 (excluding current
 maturities)............ $272  $ --  $ --  $ --  $ --    $   --   $  272    $  272
 Average effective
  interest rate.........  6.1%   --%   --%   --%   --%       --%
Long-term debt
 (including current
 maturities)............ $  6  $260  $ 12  $188  $496    $1,586   $2,548    $2,606
 Average effective
  interest rate......... 10.2%  6.6% 11.7%  6.8%  6.7%      7.6%

--------
(a) Fair value of short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount. The fair value of fixed-rate long term debt was generally based on the market value of Tenneco debt offered in open market exchanges at December 31, 1997.

  Tenneco also has other obligations which are sensitive to changes in the market rate of interest. A subsidiary has issued preferred stock with a face amount of $400 million which pays a dividend based upon the current market rate of interest. See Note 9 to Tenneco Inc. and Consolidated Subsidiaries Financial Statements. Tenneco also has certain lease obligations which require lease payments that vary with market rates of interest. The underlying value of the leased assets on which the lease payments vary with interest rates is approximately $770 million. See Note 13 to Tenneco Inc. and Consolidated Subsidiaries Financial Statements.

  The statements and other information (including the tables) in this "Derivative Financial Instruments" section constitute "forward-looking statements."

YEAR 2000

  Many computer software systems, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit date field meaning that they may not be able to properly recognize dates in the Year 2000. This could result in significant system and equipment failures. Tenneco has a detailed process in place to identify potential Year 2000 problems and implement solutions. Tenneco's significant technology transformation projects are addressing the Year 2000 issue in those areas where replacement systems are being installed for other business reasons. Where existing systems are expected to remain in place beyond 1999, Tenneco is implementing systems changes utilizing a combination of internal and external resources. In addition, Tenneco has begun to communicate with its major suppliers, financial institutions, and others with whom it conducts business to determine that they will be able to resolve the Year 2000 issue in matters affecting Tenneco. While Tenneco believes it will be able to resolve the Year 2000 issue in a timely manner, if it is unable to complete the installation of replacement systems and the required changes to existing critical systems, or if those with whom Tenneco conducts business are unsuccessful in implementing timely solutions, the Year 2000 issue could have a material adverse effect on Tenneco's results of operations. Based upon current estimates, Tenneco believes that it will incur costs which may range from approximately $20 million to $30 million during 1998 and 1999 to implement the necessary changes to its existing systems. These costs are being expensed as they are incurred. As Tenneco implements solutions to the Year 2000 issue, in certain instances it may determine that replacing existing systems, hardware, or equipment may be more efficient and effective, particularly where additional functionality is available. Replacement of systems, hardware, or equipment would be capitalized and would reduce the estimated 1998 and 1999 expense associated with the Year 2000 issue.

YEARS 1996 AND 1995

NET SALES AND OPERATING REVENUES

                                                                            %
                                                          1996     1995   CHANGE
                                                         -------  ------  ------
                                                              (MILLIONS)
Tenneco Automotive...................................... $ 2,980  $2,479    20%
Tenneco Packaging.......................................   3,602   2,752    31%
Intergroup sales and other..............................     (10)    (10)   --
                                                         -------  ------   ---
                                                         $ 6,572  $5,221    26%
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

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST (OPERATING INCOME)

                                                                            %
                                                             1996   1995  CHANGE
                                                             -----  ----- ------
                                                             (MILLIONS)
Tenneco Automotive.......................................... $ 249   $240   4%
Tenneco Packaging...........................................   401    430  (7%)
Other.......................................................   (22)     2   NM
                                                             -----  -----  ---
                                                              $628   $672  (7%)
                                                             =====  =====  ===

  Operating income for 1996 decreased $44 million to $628 million, compared with $672 million in 1995. Tenneco Packaging's specialty business reported record results due primarily to the results of the recent acquisitions of the foam products and plastics businesses. See Note 2 to Tenneco Inc. and Consolidated Subsidiaries Financial Statements. Tenneco Automotive reported record operating income as a result of strong volumes, recent acquisitions, and operating cost initiatives in both the ride control and exhaust systems businesses. Also, Tenneco realized gains on sales of assets and businesses in 1996 that were in excess of amounts earned in 1995. These increases were offset by lower operating income at Tenneco Packaging's paperboard business due to lower containerboard prices, costs related to the realignment actions at Tenneco Automotive and Tenneco Packaging, and costs related to the acceleration of certain employee benefits in connection with the distributions and merger. The results of Tenneco Automotive and Tenneco Packaging are separately discussed below.

TENNECO AUTOMOTIVE

  Tenneco Automotive's 1996 revenue increase resulted primarily from higher sales volumes and an improved product mix combined with benefits from acquisitions. New product launches and higher sales volumes to manufacturers, including revenue earned from Clevite after its acquisition, contributed $335 million to 1996 revenue growth. Revenue from companies acquired included $96 million in the North American original equipment market earned by Clevite. Market share growth in the aftermarket and aggressive Sensa-Trac(R) marketing programs contributed $129 million. Revenue growth in the European aftermarket exhaust business of $25 million was mainly due to a 1995 third quarter acquisition in Spain.

  Tenneco Automotive's 1996 operating income included $64 million in charges to streamline certain exhaust operations and realign the ride control product line. Absent these charges and the 1995 higher than usual start-up costs of $10 million, the operating income increase was $63 million. The improvement results from the volume and product mix improvements discussed above as well as manufacturing and distribution efficiencies and continued focus on operating cost leadership.

  Tenneco Automotive's margins decreased to 8.4 percent in 1996, compared with
9.7 percent in 1995 due to the 1996 realignment charges. Excluding the realignment charges, margins improved to 10.5 percent in 1996.

TENNECO PACKAGING

  Tenneco Packaging's specialty business reported record results in 1996 as revenues increased $1,149 million to $1,980 million, compared with $831 million in 1995. This increase was driven by the acquisition of the plastics and foam products businesses which combined contributed revenues of $1,165 million in 1996, compared with $106 million of revenues contributed by the plastics business in 1995.

  The specialty business earned $242 million in operating income for 1996, an increase of $180 million, excluding a 1995 restructuring charge of $30 million for molded fiber and aluminum foil packaging operations. The plastics and foam products businesses contributed operating income of $150 million in 1996, compared with only $15 million contributed by the plastics business in 1995. Excluding the 1995 restructuring charge, operating margins improved 5 percentage points to 12.2 percent as a result of three major factors: volume growth, primarily through acquisitions, enriched product mix, and reduced costs by combining acquired businesses with pre-existing operations. The major contributors to reduced operating costs were lower prices for both polystyrene and aluminum.

  The paperboard business reported revenues in 1996 of $1,622 million, compared with $1,921 million in 1995. Revenues were lower as a result of weaker containerboard prices, which averaged 27 percent less compared with 1995. As a result, 1996 operating income declined $269 million to $115 million, compared with $384 million in 1995, excluding gains on asset sales and a $6 million realignment charge for the folding carton operations. Including asset sales and the 1996 realignment charge, operating income was $159 million in 1996, compared with $398 million in 1995. Volume increases of 2 percent and a better mix of higher value added and enhanced graphics business partially offset the softness in containerboard prices. The paperboard business reported a $50 million pre-tax gain in 1996 from the sale of the two recycled paperboard mills and a recycling center and brokerage operation to a joint venture with Caraustar Industries, while 1995 included a $14 million pre-tax gain from the sale of a recycled medium mill in North Carolina.

OTHER

  Tenneco reported an Other operating loss of $22 million for 1996, compared with $2 million of operating income in 1995. The 1996 loss included a $17 million charge related to the acceleration of certain employee benefits in connection with the distributions and merger.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Tenneco's 1996 interest expense was $195 million, compared with $160 million in 1995. This increase resulted primarily from the funding of acquisitions, including Clevite and the foam products business in 1996 and the plastics business in late 1995.

INCOME TAXES

  The effective tax rate was 45 percent in both 1996 and 1995. The 1996 effective tax rate was higher than the federal statutory tax rate due primarily to the realignment costs incurred in the European operations of Tenneco Automotive's exhaust systems business, which were not fully tax benefited, nondeductible goodwill, and state income taxes.

MINORITY INTEREST

  Minority interest was $21 million in 1996, compared with $23 million in 1995, which primarily related to dividends on preferred stock of a U.S. subsidiary for both years.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

  Income from discontinued operations in 1996 of $428 million, net of income tax expense of $129 million, or $2.44 per share, reflected the net income of Energy and Newport News through December 11, 1996, prior to the consummation of the corporate reorganization. Income from discontinued operations for 1996 also included Tenneco's share of the net loss of the farm and construction equipment business. Additionally, income from discontinued operations included a $340 million gain, net of income tax expense of $83 million, on the sale of Tenneco's remaining investment in Case, and transaction costs--consisting primarily of financial advisory, legal, accounting, printing, and other costs--of $108 million, net of an income tax benefit of $17 million, that were incurred in connection with the corporate reorganization.

  Income from discontinued operations for Energy in 1996 was $127 million, net of income tax expense of $32 million. Income from discontinued operations for Newport News in 1996 was $70 million, net of income tax expense of $32 million. Loss from discontinued operations for the farm and construction equipment business was $1 million for 1996, net of an income tax benefit of $1 million.

  Income from discontinued operations in 1995 was $477 million, net of income tax expense of $30 million, or $2.69 per share, and was attributable to the operations of Energy, Newport News, and the farm and construction equipment business. The 1995 discontinued operations also included a gain from the sale of Case stock of $101 million and a $32 million gain from the sale of a Case subordinated note, net of income tax expense of $2 million.

  Income from discontinued operations for Energy in 1995 was $158 million, net of an income tax benefit of $11 million. Income from discontinued operations for Newport News in 1995 was $73 million, net of income tax expense of $58 million. Income from discontinued operations for the farm and construction equipment business in 1995 was $113 million, net of an income tax benefit of $19 million.

  Extraordinary loss for 1996 was $236 million, net of income tax benefit of $126 million, or $1.38 per share. The extraordinary loss was incurred as a result of the debt realignment undertaken before the December 1996 corporate reorganization and consists principally of the fair value paid in the cash tender offers and the fair value of debt exchanged in the debt exchange offers in excess of the historical net carrying value for the debt tendered and exchanged.

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

  Operating cash flows from discontinued operations declined $1,303 million in 1996, compared with 1995, due to tax payments for the settlement of prior year tax liabilities, lower sales of trade accounts receivable, and gas contract settlements at Energy of $318 million.

INVESTING ACTIVITIES

  Cash used for acquisitions of businesses during 1996 of $789 million resulted primarily from the acquisitions of the foam products business for $310 million and Clevite for $328 million. Tenneco also invested $573 million in capital expenditures in its continuing businesses and $398 million in its discontinued operations during 1996. Capital expenditures in continuing businesses included $177 million for Tenneco Automotive, $341 million for Tenneco Packaging, and $55 million for Tenneco Business Services and other operations.

  For Tenneco Packaging, these expenditures included $14 million for a sawmill and wood products business in Romania, $36 million to expand production capacity of polystyrene foam products for the foodservice disposables and consumer plate businesses, $12 million for the customer-linked manufacturing system of the specialty business, and $10 million to complete improvements to a paper machine at the Counce, Tennessee, mill.

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

FINANCING ACTIVITIES

  Cash flows from financing activities were $147 million in 1996, which included the issuance of $2.8 billion of long-term debt, issuance of preferred stock of $296 million assumed by El Paso in the corporate reorganization, repayment of net short-term debt of $221 million, and the early retirement of $2.3 billion of long-term debt in connection with the consummation of the debt realignment and the other components of the corporate reorganization. Tenneco also used cash flows during 1996 to reacquire its common stock for $172 million and to pay $313 million in dividends on its common and preferred stock. In 1995, Tenneco had a net increase of $503 million in debt (primarily related to the funding of acquisitions), reacquired common stock of $655 million, and paid dividends on its common and preferred stock of $286 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 INDEX TO FINANCIAL STATEMENTS OF TENNECO INC.
                         AND CONSOLIDATED SUBSIDIARIES

                                                                            PAGE
                                                                            ----
Report of independent public accountants...................................  37
Statements of income for each of the three years in the period ended
 December 31, 1997.........................................................  38
Balance sheets--December 31, 1997 and 1996.................................  39
Statements of cash flows for each of the three years in the period ended
 December 31, 1997.........................................................  40
Statements of changes in shareowners' equity for each of the three years in the period ended December 31, 1997.....................................  41
Notes to financial statements..............................................  42

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tenneco Inc.:

  We have audited the accompanying balance sheets of Tenneco Inc. (a Delaware corporation) and consolidated subsidiaries (see Note 1) as of December 31, 1997 and 1996, and the related statements of income, cash flows and changes in shareowners' equity for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of Tenneco Inc.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tenneco Inc. and consolidated subsidiaries as of December 31, 1997 and 1996, and the results of their operations, cash flows and changes in shareowners' equity for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the financial statements, in the fourth quarter of 1997, Tenneco Inc. and consolidated subsidiaries changed their method of accounting for certain costs incurred in connection with information technology transformation projects.

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

Houston, Texas
February 17, 1998

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME

                                               YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                             1997         1996         1995
                                          -----------  -----------  -----------
                                            (MILLIONS EXCEPT SHARE AND PER
                                                    SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues--
    Automotive..........................  $     3,226  $     2,980  $     2,479
    Packaging...........................        3,995        3,602        2,752
    Intergroup sales and other..........           (1)         (10)         (10)
                                          -----------  -----------  -----------
                                                7,220        6,572        5,221
  Other income, net.....................           98           76           39
                                          -----------  -----------  -----------
                                                7,318        6,648        5,260
                                          -----------  -----------  -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of
   depreciation shown below)............        5,206        4,762        3,737
  Engineering, research, and
   development..........................           68           92           67
  Selling, general, and administrative..          915          857          588
  Depreciation, depletion, and
   amortization.........................          365          309          196
                                          -----------  -----------  -----------
                                                6,554        6,020        4,588
                                          -----------  -----------  -----------
INCOME BEFORE INTEREST EXPENSE, INCOME
 TAXES, AND MINORITY INTEREST                     764          628          672
  Interest expense (net of interest
   capitalized).........................          216          195          160
  Income tax expense....................          163          194          231
  Minority interest.....................           24           21           23
                                          -----------  -----------  -----------
INCOME FROM CONTINUING OPERATIONS.......          361          218          258
Income from discontinued operations, net
 of income tax..........................           --          428          477
                                          -----------  -----------  -----------
Income before extraordinary loss........          361          646          735
Extraordinary loss, net of income tax...           --         (236)          --
                                          -----------  -----------  -----------
Income before cumulative effect of
 change in accounting principle.........          361          410          735
Cumulative effect of change in
 accounting principle, net of income
 tax....................................          (46)          --           --
                                          -----------  -----------  -----------
NET INCOME..............................          315          410          735
Preferred stock dividends...............           --           12           12
                                          -----------  -----------  -----------
NET INCOME TO COMMON STOCK..............  $       315  $       398  $       723
                                          ===========  ===========  ===========
EARNINGS PER SHARE
Average shares of common stock
 outstanding--
  Basic.................................  170,264,731  169,609,373  172,764,198
  Diluted...............................  170,801,636  170,526,112  173,511,654
Basic earnings per share of common
 stock--
  Continuing operations.................  $      2.12  $      1.29  $      1.49
  Discontinued operations...............           --         2.45         2.70
  Extraordinary loss....................           --        (1.39)          --
  Cumulative effect of change in
   accounting principle.................         (.27)          --           --
                                          -----------  -----------  -----------
                                          $      1.85  $      2.35  $      4.19
                                          ===========  ===========  ===========
Diluted earnings per share of common
 stock--
  Continuing operations.................  $      2.11  $      1.28  $      1.48
  Discontinued operations...............           --         2.44         2.69
  Extraordinary loss....................           --        (1.38)          --
  Cumulative effect of change in
   accounting principle.................         (.27)          --           --
                                          -----------  -----------  -----------
                                          $      1.84  $      2.34  $      4.17
                                          ===========  ===========  ===========
Cash dividends per share of common
 stock..................................  $      1.20  $      1.80  $      1.60
                                          ===========  ===========  ===========

  The accompanying notes to financial statements are an integral part of these statements of income.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                                    --------------
                              ASSETS                                 1997    1996
                              ------                                ------  ------
                                                                     (MILLIONS)
Current assets:
  Cash and temporary cash investments.............................. $   41  $   62
  Receivables--
    Customer notes and accounts, net...............................    729     561
    Income taxes...................................................     63      --
    Other..........................................................     17     138
  Inventories......................................................    950     878
  Deferred income taxes............................................     63      95
  Prepayments and other............................................    252     189
                                                                    ------  ------
                                                                     2,115   1,923
                                                                    ------  ------
Other assets:
  Long-term notes receivable, net..................................     49      20
  Goodwill and intangibles, net....................................  1,577   1,341
  Deferred income taxes............................................     55      60
  Pension assets...................................................    747     547
  Other............................................................    334     444
                                                                    ------  ------
                                                                     2,762   2,412
                                                                    ------  ------
Plant, property, and equipment, at cost............................  5,284   4,870
  Less--Reserves for depreciation, depletion, and amortization.....  1,829   1,618
                                                                    ------  ------
                                                                     3,455   3,252
                                                                    ------  ------
                                                                    $8,332  $7,587
                                                                    ======  ======
                LIABILITIES AND SHAREOWNERS' EQUITY
                -----------------------------------
Current liabilities:
  Short-term debt (including current maturities on long-term debt). $  278  $  236
  Trade payables...................................................    687     651
  Taxes accrued....................................................     96      91
  Accrued liabilities..............................................    344     308
  Other............................................................    256     335
                                                                    ------  ------
                                                                     1,661   1,621
                                                                    ------  ------
Long-term debt.....................................................  2,633   2,067
                                                                    ------  ------
Deferred income taxes..............................................    614     476
                                                                    ------  ------
Postretirement benefits............................................    228     168
                                                                    ------  ------
Deferred credits and other liabilities.............................    244     305
                                                                    ------  ------
Commitments and contingencies
Minority interest..................................................    424     304
                                                                    ------  ------
Shareowners' equity:
  Common stock.....................................................      2       2
  Premium on common stock and other capital surplus................  2,679   2,642
  Cumulative translation adjustments...............................   (122)     23
  Retained earnings (accumulated deficit)..........................     89     (21)
                                                                    ------  ------
                                                                     2,648   2,646
  Less--Shares held as treasury stock, at cost.....................    120      --
                                                                    ------  ------
                                                                     2,528   2,646
                                                                    ------  ------
                                                                    $8,332  $7,587
                                                                    ======  ======

  The accompanying notes to financial statements are an integral part of these balance sheets.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS

                                                           YEARS ENDED
                                                          DECEMBER 31,
                                                      -----------------------
                                                      1997    1996     1995
                                                      -----  -------  -------
                                                           (MILLIONS)
OPERATING ACTIVITIES
Income from continuing operations.................... $ 361  $   218  $   258
Adjustments to reconcile income from continuing
 operations to cash provided (used) by continuing
 operations--
  Depreciation, depletion, and amortization..........   365      309      196
  Deferred income taxes..............................   235       23       75
  (Gain) loss on sale of businesses and assets, net..    21      (64)     (15)
  Changes in components of working capital--
    (Increase) decrease in receivables...............   (56)     104       30
    (Increase) decrease in inventories...............   (31)      18     (102)
    (Increase) decrease in prepayments and other
     current assets..................................  (108)      45      (39)
    Increase (decrease) in payables..................    74      (70)       7
    Increase (decrease) in taxes accrued.............   (45)      31       23
    Increase (decrease) in interest accrued..........    29        5       --
    Increase (decrease) in other current liabilities.  (136)     (98)     (15)
  Other..............................................  (190)     (18)     (28)
                                                      -----  -------  -------
Cash provided (used) by continuing operations........   519      503      390
Cash provided (used) by discontinued operations......    --     (250)   1,053
                                                      -----  -------  -------
Net cash provided (used) by operating activities.....   519      253    1,443
                                                      -----  -------  -------
INVESTING ACTIVITIES
Net proceeds related to the sale of discontinued
 operations..........................................    --    1,051    1,539
Net proceeds from sale of businesses and assets......    29      149       56
Expenditures for plant, property, and equipment......  (558)    (573)    (562)
Acquisitions of businesses...........................  (314)    (748)  (1,461)
Expenditures for plant, property, and equipment and
 business acquisitions--discontinued operations......    --     (398)    (659)
Investments and other................................   (54)    (174)     (59)
                                                      -----  -------  -------
Net cash provided (used) by investing activities.....  (897)    (693)  (1,146)
                                                      -----  -------  -------
FINANCING ACTIVITIES
Issuance of common, treasury, and SECT shares........    48      164      102
Purchase of common stock.............................  (132)    (172)    (655)
Issuance of NPS Preferred Stock......................    --      296       --
Issuance of equity securities by a subsidiary........    99       --       --
Redemption of preferred stock........................    --      (20)     (20)
Issuance of long-term debt...........................   597    2,800      595
Retirement of long-term debt.........................   (23)  (2,288)    (513)
Net increase (decrease) in short-term debt excluding
 current maturities on long-term debt................   (31)    (221)     421
Cash transferred in Merger and Distributions.........    --      (99)      --
Dividends (common and preferred).....................  (204)    (313)    (286)
                                                      -----  -------  -------
Net cash provided (used) by financing activities.....   354      147     (356)
                                                      -----  -------  -------
Effect of foreign exchange rate changes on cash and
 temporary cash investments..........................     3        1        8
                                                      -----  -------  -------
Increase (decrease) in cash and temporary cash
 investments.........................................   (21)    (292)     (51)
Cash and temporary cash investments, January 1.......    62      354      405
                                                      -----  -------  -------
Cash and temporary cash investments, December 31
 (Note).............................................. $  41  $    62  $   354
                                                      =====  =======  =======
Cash paid during the year for interest............... $ 206  $   489  $   459
Cash paid during the year for income taxes (net of
 refunds)............................................ $(145) $   685  $   168

--------
Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

 The accompanying notes to financial statements are an integral part of these statements of cash flows.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                         YEARS ENDED DECEMBER 31,
                         -------------------------------------------------------------
                                1997                 1996                 1995
                         -------------------  -------------------  -------------------
                           SHARES     AMOUNT    SHARES     AMOUNT    SHARES     AMOUNT
                         -----------  ------  -----------  ------  -----------  ------
                                     (MILLIONS EXCEPT SHARE AMOUNTS)
PREFERRED STOCK
Balance January 1.......          --  $   --           --  $   --           --  $   --
 Issuance of NPS
  Preferred Stock.......          --      --    6,000,000     296           --      --
 Merger of energy
  business..............          --      --   (6,000,000)   (296)          --      --
                         -----------  ------  -----------  ------  -----------  ------
Balance December 31.....          --      --           --      --           --      --
                         ===========  ------  ===========  ------  ===========  ------
COMMON STOCK
Balance January 1....... 171,567,658       2  191,351,615     957  191,335,193     957
 Issued pursuant to
  benefit plans.........   1,002,231      --       84,796      --        3,761      --
 Recapitalization of
  New Tenneco...........          --      --  (19,868,753)   (955)          --      --
 Other..................          --      --           --      --       12,661      --
                         -----------  ------  -----------  ------  -----------  ------
Balance December 31..... 172,569,889       2  171,567,658       2  191,351,615     957
                         ===========  ------  ===========  ------  ===========  ------
STOCK EMPLOYEE
 COMPENSATION TRUST
 (SECT)
Balance January 1.......                  --                 (215)                (298)
 Shares issued..........                  --                  216                  118
 Adjustment to market
  value.................                  --                   (1)                 (35)
                                      ------               ------               ------
Balance December 31.....                  --                   --                 (215)
                                      ------               ------               ------
PREMIUM ON COMMON STOCK
 AND OTHER CAPITAL
 SURPLUS
Balance January 1.......               2,642                3,602                3,553
 Premium on common
  stock issued pursuant
  to benefit plans......                  37                   28                   --
 Adjustment of SECT to
  market value..........                  --                    1                   35
 Merger of energy
  business..............                  --                 (372)                  --
 Distribution of
  shipbuilding
  business..............                  --                 (270)                  --
 Recapitalization of
  New Tenneco...........                  --                 (348)                  --
 Other..................                  --                    1                   14
                                      ------               ------               ------
Balance December 31.....               2,679                2,642                3,602
                                      ------               ------               ------
CUMULATIVE TRANSLATION
 ADJUSTMENTS
Balance January 1.......                  23                   26                 (237)
 Translation of foreign
  currency statements...                (160)                  39                   25
 Disposition of
  investments in
  foreign subsidiaries..                  --                  (11)                 235
 Hedges of net
  investment in foreign
  subsidiaries (net of
  income taxes).........                  15                  (31)                   3
                                      ------               ------               ------
Balance December 31.....                (122)                  23                   26
                                      ------               ------               ------
RETAINED EARNINGS
 (ACCUMULATED DEFICIT)
Balance January 1.......                 (21)                (469)                (905)
 Net income.............                 315                  410                  735
 Dividends--
   Preferred stock......                  --                   (9)                  (9)
   Common stock.........                (205)                (312)                (287)
 Accretion of excess of
  redemption value of
  preferred stock over
  fair value at date of
  issue.................                  --                   (3)                  (3)
 Recapitalization of
  New Tenneco...........                  --                  362                   --
                                      ------               ------               ------
Balance December 31.....                  89                  (21)                (469)
                                      ------               ------               ------
LESS--COMMON STOCK HELD
 AS TREASURY STOCK, AT
 COST
Balance January 1.......          --      --   16,422,619     753    3,617,510     170
 Shares acquired........   3,280,755     134    5,118,904     267   14,066,214     641
 Shares issued to
  acquire businesses....          --      --           --      --   (1,229,614)    (56)
 Shares issued pursuant
  to benefit and
  dividend
  reinvestment plans....    (352,566)    (14)  (1,672,770)    (79)     (31,491)     (2)
 Recapitalization of
  New Tenneco...........          --      --  (19,868,753)   (941)          --      --
                         -----------  ------  -----------  ------  -----------  ------
Balance December 31.....   2,928,189     120           --      --   16,422,619     753
                         ===========  ------  ===========  ------  ===========  ------
 Total..................              $2,528               $2,646               $3,148
                                      ======               ======               ======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareowners' equity.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

 Consolidation and Presentation

  The financial statements of Tenneco Inc. and consolidated subsidiaries ("Tenneco") include all majority-owned subsidiaries. Investments in 20% to 50% owned companies where Tenneco has the ability to exert significant influence over operating and financial policies are carried at cost plus equity in undistributed earnings since the date of acquisition and cumulative translation adjustments. All significant intercompany transactions have been eliminated.

  In December 1996, Tenneco Inc. was spun-off from the company formerly known as Tenneco Inc. ("Old Tenneco") in a series of transactions (the "Transaction"), which included distributions (the "Distributions") to Old Tenneco shareowners and a subsequent merger (the "Merger"). Following the Transaction, Tenneco owned the automotive parts ("Tenneco Automotive"), packaging ("Tenneco Packaging") and administrative services ("Tenneco Business Services") businesses of Old Tenneco. These transactions and their accounting treatment are described in more detail in Note 3, "Discontinued Operations, Disposition of Assets, and Extraordinary Loss."

  For purposes of these financial statements, "Tenneco" or the "Company" refers to Old Tenneco and its subsidiaries before the Transaction and to Tenneco Inc., formerly known as New Tenneco Inc. ("New Tenneco"), and its subsidiaries subsequent to the Transaction.

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

  Tenneco does not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries as it is the present intention of management to reinvest the unremitted earnings in its foreign operations. Unremitted earnings of foreign subsidiaries are approximately $740 million at December 31, 1997. It is not practicable to determine the amount of U.S. income taxes that would be payable upon remittance of the assets that represent those earnings.

 Changes in Accounting Principles

  As required by the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation," Tenneco recorded an after-tax charge of $46 million ($.27 per common share on both the basic and diluted bases), net of a tax benefit of $28 million, in the fourth quarter of 1997. EITF 97-13 establishes the accounting treatment and an allocation methodology for certain consulting and other costs incurred in connection with information technology transformation efforts. This charge was reported as a cumulative effect of change in accounting principle.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share," which established new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 15, 1997, and accordingly have been adopted in the accompanying financial statements including the restatement

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES of previously reported earnings per share. Basic and diluted earnings per share, as reported, are not materially different from earnings per share as calculated in accordance with Accounting Principles Board Opinion No. 15, the previous earnings per share standard.

  Effective January 1, 1997, Tenneco adopted the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." This statement established new accounting and reporting standards for recognizing and disclosing environmental remediation liabilities. Tenneco also adopted FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This new statement established new accounting and reporting standards for transfers and servicing of financial assets and extinguishing liabilities. The adoption of these new standards did not have a significant effect on Tenneco's financial position or results of operations.

  Tenneco adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the first quarter of 1996. FAS No. 121 establishes new accounting standards for measuring the impairment of long-lived assets. The adoption of this new standard did not have a significant effect on Tenneco's financial position or results of operations.

 Inventories

  At December 31, 1997 and 1996, inventory by major classification was as follows:

                                                                    1997   1996
                                                                   ------ ------
                                                                    (MILLIONS)
      Finished goods.............................................. $  467 $  408
      Work in process.............................................    100    118
      Raw materials...............................................    265    245
      Materials and supplies......................................    118    107
                                                                   ------ ------
                                                                   $  950   $878
                                                                   ====== ======

  Inventories are stated at the lower of cost or market. A portion of total inventories (44% and 46% at December 31, 1997 and 1996, respectively) is valued using the "last-in, first-out" method. All other inventories are valued on the "first-in, first-out" ("FIFO") or "average" methods. If the FIFO or average method of inventory accounting had been used by Tenneco for all inventories, inventories would have been $45 million and $54 million higher at December 31, 1997 and 1996, respectively.

 Goodwill and Intangibles

  At December 31, 1997 and 1996, goodwill and intangibles by major category were as follows:

                                                                    1997   1996
                                                                   ------ ------
                                                                    (MILLIONS)
      Goodwill.................................................... $1,212 $  963
      Trademarks..................................................    182    187
      Patents.....................................................    160    156
      Other.......................................................     23     35
                                                                   ------ ------
                                                                   $1,577 $1,341
                                                                   ====== ======

  Goodwill is being amortized on a straight-line basis over periods ranging from 20 years to 40 years. Such amortization amounted to $36 million, $21 million, and $10 million for 1997, 1996, and 1995, respectively, and is included in the statements of income caption, "Depreciation, depletion and amortization."

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Tenneco has capitalized certain intangible assets, primarily trademarks and patents, based on their estimated fair value at date of acquisition. Amortization is provided on these intangible assets on a straight-line basis over periods ranging from 5 to 40 years. Such amortization amounted to $24 million and $26 million in 1997 and 1996, was not significant during 1995, and is included in the statements of income caption, "Depreciation, depletion and amortization."

 Plant, Property, and Equipment, at Cost

  At December 31, 1997 and 1996, plant, property, and equipment, at cost, by major category was as follows:

                                                                   1997   1996
                                                                  ------ ------
                                                                   (MILLIONS)
      Land, buildings, and improvements.......................... $1,371 $1,339
      Machinery and equipment....................................  3,411  2,956
      Other, including construction in progress..................    502    575
                                                                  ------ ------
                                                                  $5,284 $4,870
                                                                  ====== ======

  Depreciation of Tenneco's properties is provided on a straight-line basis over the estimated useful lives of the assets. Useful lives range from 10 to 40 years for buildings and improvements and from 3 to 25 years for machinery and equipment. Depletion of timber and timberlands is provided on a unit-of-production basis.

 Notes Receivable and Allowance for Doubtful Accounts

  Short and long-term notes receivable of $60 million and $65 million were outstanding at December 31, 1997 and 1996, respectively.

  At December 31, 1997 and 1996, the short and long-term allowance for doubtful accounts on accounts and notes receivable was $35 million and $32 million, respectively.

 Environmental Liabilities

  Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered including prior experience in remediation of contaminated sites, other companies' clean-up experience, and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. These liabilities are included in the balance sheet at their undiscounted amounts. Recoveries are evaluated separately from the liability and, when assured, are recorded and reported separately from the associated liability in the financial statements. For further information on this subject, refer to Note 13, "Commitments and Contingencies."

 Earnings Per Share

  According to the requirements of FAS No. 128, "Earnings Per Share," basic earnings per share are computed by dividing income available to common shareowners by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES per share except that the weighted-average number of shares outstanding is adjusted to include estimates of additional shares that would be issued if potentially dilutive common shares had been issued. In addition, income available to common shareowners is adjusted to include any changes in income or loss that would result from the assumed issuance of the dilutive common shares.

  Tenneco's preferred stock outstanding before the Merger was converted into El Paso Natural Gas Company ("El Paso") common stock as part of the Merger; therefore, preferred stock dividends have been deducted from income from discontinued operations in determining earnings per share. For more information regarding the Merger, see Note 3, "Discontinued Operations, Disposition of Assets, and Extraordinary Loss."

 Allocation of Corporate Debt and Interest Expense

  Tenneco's historical practice has been to incur indebtedness for its consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and to centrally manage various cash functions. Consequently, corporate debt of Tenneco outstanding before the Transaction has been allocated to discontinued operations based upon the ratio of the discontinued operations' net assets to Tenneco's consolidated net assets plus debt. Interest expense, net of tax, has been allocated to Tenneco's discontinued operations based on the same allocation methodology. See Note 3, "Discontinued Operations, Disposition of Assets, and Extraordinary Loss," for further discussion regarding the Transaction.

 Research and Development

  Research and development costs are expensed as incurred. Research and development expenses were $53 million, $60 million, and $42 million for 1997, 1996, and 1995, respectively, and are included in the income statement caption "Engineering, research, and development expenses."

 Realignment Charges

  In 1996, the Company recorded charges of approximately $70 million in connection with the reorganization of Tenneco Packaging's folding carton operations and the realignment of Tenneco Automotive's: (i) Walker exhaust system original equipment and aftermarket manufacturing operations in Europe,
(ii) Walker aftermarket operations in North America, and (iii) Monroe ride control product line.

  In 1995, Tenneco Packaging recorded charges of approximately $30 million in connection with the realignment of molded fiber and aluminum foil operations.

 Foreign Currency Translation

  Financial statements of international operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each applicable period for revenues, expenses, and gains and losses. Translation adjustments are reflected in the balance sheet caption "Cumulative translation adjustments."

 Risk Management Activities

  Tenneco uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. Tenneco's primary exposure to changes in foreign currency rates results from intercompany loans made between Tenneco affiliates to minimize the need for borrowings from third parties. Net gains or losses on these foreign currency exchange contracts that are designated as hedges are recognized in the income statement to offset the

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES foreign currency gain or loss on the underlying transaction. Additionally, Tenneco enters into foreign currency forward purchase and sale contracts to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. Since these anticipated transactions are not firm commitments, Tenneco marks these forward contracts to market each period and records any gain or loss in the income statement. Tenneco has from time to time also entered into forward contracts to hedge its net investment in foreign subsidiaries. The after-tax net gains or losses on these contracts are recognized on the accrual basis in the balance sheet caption "Cumulative translation adjustments." In the statement of cash flows, cash receipts or payments related to these exchange contracts are classified consistent with the cash flows from the transaction being hedged.

  Tenneco does not currently enter into derivative financial instruments for speculative purposes.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of Tenneco's assets, liabilities, revenues, and expenses. Reference is made to the "Income Taxes" section of this footnote and Notes 10, 11, and 13 for additional information on significant estimates included in Tenneco's financial statements.

 Reclassifications

  Prior years' financial statements have been reclassified where appropriate to conform to 1997 presentations.

2. ACQUISITIONS

  In March 1997, Tenneco entered into an agreement to acquire the protective and flexible packaging division of NV Koninklijke KNP BT ("KNP"), a Dutch distribution, paper and packaging firm, for approximately $380 million including debt assumed and preferred stock of a subsidiary issued to a seller. Upon completion of the KNP acquisition in late April 1997, KNP became a part of Tenneco Packaging. Also during 1997, Tenneco completed acquisitions or investments in other businesses and joint ventures, principally, in the automotive parts industry, for total consideration of approximately $38 million.

  A preliminary allocation of the purchase price has been made for these acquisitions. A final determination of the purchase price allocation will be made upon the completion of certain ongoing appraisals; however, management does not believe that any adjustments to the preliminary purchase price allocation will be material to Tenneco's financial position or results of operations.

  In June 1996, Tenneco entered into agreements to acquire Clevite for $328 million and Amoco Foam Products for $310 million. Clevite makes suspension bushings and other elastomeric parts for cars and trucks. Upon completion of the Clevite acquisition in July 1996, Clevite's operations became part of Tenneco Automotive. Amoco Foam Products manufactures expanded polystyrene tableware, hinged-lid food containers, packaging trays, and industrial products for residential and commercial construction applications. Tenneco closed the acquisition of Amoco Foam Products in August 1996, and Amoco Foam Products became part of Tenneco Packaging. Also during 1996, Tenneco completed the acquisitions of or investments in various other businesses and joint ventures, principally in the automotive parts industry, for total consideration of approximately $110 million.

  In November 1995, Tenneco Packaging acquired the plastics division of Mobil Corporation for $1.3 billion. The plastics business is one of the largest North American producers of polyethylene and polystyrene consumer and food service packaging.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Also during 1995, Tenneco Packaging completed additional acquisitions of seven paperboard packaging businesses and three specialty packaging businesses for a total purchase price of approximately $196 million. In addition, Tenneco Automotive completed four acquisitions in 1995 for a total purchase price of approximately $54 million.

  All of the acquisitions discussed above have been accounted for as purchases; accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on their fair values. The excess of the purchase price over the fair value of the net assets acquired is included in the balance sheet caption "Goodwill and intangibles, net."

3. DISCONTINUED OPERATIONS, DISPOSITION OF ASSETS, AND EXTRAORDINARY LOSS

 Discontinued Operations

  The Energy Business and Shipbuilding Business

  Tenneco Inc. was spun-off from Old Tenneco on December 11, 1996, following a series of transactions undertaken to realign the assets, liabilities, and operations of Old Tenneco such that Tenneco Automotive, Tenneco Packaging, and Tenneco Business Services were owned by New Tenneco and the shipbuilding business was owned by Newport News Shipbuilding Inc. ("Newport News"). On December 11, 1996, Old Tenneco distributed the shares of New Tenneco and Newport News to its shareowners. On December 12, 1996, Old Tenneco, which then consisted primarily of the energy business and certain previously discontinued operations of Old Tenneco, merged with a subsidiary of El Paso.

  Although the separation of Tenneco Inc. from Old Tenneco was structured as a spin-off for legal, tax and other reasons, Tenneco Inc. kept certain important aspects of Old Tenneco, including its executive management, Board of Directors, and headquarters. Most importantly, the combined assets, revenues, and operating income of Tenneco Automotive and Tenneco Packaging represented more than half the assets, revenues, and operating income of Old Tenneco before the Distributions and Merger. Consequently, Tenneco Inc.'s financial statements for periods before the Distributions and Merger present the net assets and results of operations of Old Tenneco's shipbuilding and energy businesses, as well as its farm and construction equipment business which was disposed of before the Distributions and Merger, as discontinued operations.

  In connection with the Distributions, one share of New Tenneco common stock ($.01 par value) was issued for each share of Old Tenneco common stock ($5.00 par value) and one share of Newport News common stock was issued for each five shares of Old Tenneco common stock. Also, in connection with the Merger, Old Tenneco shareowners received shares of El Paso common stock valued at approximately $914 million in the aggregate in exchange for their shares of Old Tenneco common and preferred stock. The treasury shares held by Old Tenneco did not participate in the Merger and Distributions and were retained by Old Tenneco in the Merger. Subsequent to the Transaction, the common equity of Tenneco Inc. relates solely to the shares of New Tenneco common stock issued in the Distributions. In connection with the Transaction, the retained earnings (accumulated deficit) of Old Tenneco was eliminated. Retained earnings (accumulated deficit) shown on the balance sheets represents net earnings (losses) accumulated after the date of the Transaction. The effects of the issuance of New Tenneco common stock in the Distributions, the retention of treasury shares by Old Tenneco, and the elimination of Old Tenneco's retained earnings (accumulated deficit) have been reflected in the statements of changes in shareowners' equity as "Recapitalization of New Tenneco."

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Net assets as of December 31, 1995, and results of operations for the years ended December 31, 1996 and 1995, for the energy business were as follows:

                                                                  1996    1995
                                                                 ------  ------
                                                                  (MILLIONS)
Net assets at December 31 (Note)................................ $   --  $  452
                                                                 ======  ======
Net sales and operating revenues................................ $2,512  $1,921
                                                                 ======  ======
Income before income taxes and interest allocation.............. $  291  $  269
Income tax expense..............................................    (78)    (32)
                                                                 ------  ------
Income before interest allocation...............................    213     237
Allocated interest expense, net of income tax (Note)............    (86)    (79)
                                                                 ------  ------
Income from discontinued operations before transaction costs.... $  127  $  158
                                                                 ======  ======

--------
Note: Reference is made to Note 1, "Summary of Accounting Policies--Allocation of Corporate Debt and Interest Expense," for a discussion of the allocation of corporate debt and interest expense to discontinued operations.

  On December 11, 1996, one day before the Merger, Old Tenneco completed the distribution of the common stock of Newport News to the holders of Old Tenneco common stock. As part of the Distributions, Newport News retained the net assets of the shipbuilding business, including approximately $600 million of debt that had been issued during November 1996.

  Net assets as of December 31, 1995, and results of operations for the years ended December 31, 1996 and 1995, for the shipbuilding business were as follows:

                                                                  1996    1995
                                                                 ------  ------
                                                                  (MILLIONS)
Net assets at December 31 (Note)................................ $   --  $  270
                                                                 ======  ======
Net sales and operating revenues................................ $1,822  $1,756
                                                                 ======  ======
Income before income taxes and interest allocation.............. $  133  $  160
Income tax expense..............................................    (43)    (68)
                                                                 ------  ------
Income before interest allocation...............................     90      92
Allocated interest expense, net of income tax (Note)............    (20)    (19)
                                                                 ------  ------
Income from discontinued operations before transaction costs.... $   70  $   73
                                                                 ======  ======

--------
Note: Reference is made to Note 1, "Summary of Accounting Policies--Allocation of Corporate Debt and Interest Expense," for a discussion of the allocation of corporate debt and interest expense to discontinued operations.

  The costs incurred to complete the Transaction, consisting primarily of financial advisory, legal, accounting, printing, and other costs, of approximately $108 million, net of a $17 million income tax benefit, were recorded as a component of 1996 income from discontinued operations.

  Farm and Construction Equipment Operations

  In June 1994, Tenneco completed an initial public offering ("IPO") of approximately 29% of the common stock of Case Corporation ("Case"), the holder of Tenneco's farm and construction equipment segment. In November 1994, a secondary offering of Case common stock reduced Tenneco's ownership interest in Case to approximately 44%. Combined proceeds from the two transactions was $694 million, net of commissions and

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES offering expenses. The combined gain on the transactions was $36 million, including a $7 million tax benefit. In an August 1995 public offering, Tenneco sold an additional 16.1 million shares of Case common stock for net proceeds of approximately $540 million. The sale resulted in a gain of $101 million and reduced Tenneco's ownership in Case from 44% to 21%. In December 1995, Tenneco sold to a third party a subordinated note receivable due from Case, which was received as part of the reorganization preceding the Case IPO, for net proceeds of $298 million and recognized a gain of $32 million. In March 1996, Tenneco sold its remaining 15.2 million shares of common stock of Case in a public offering. Net proceeds of approximately $788 million were received, resulting in a gain of $340 million, net of $83 million in income tax expense.

  Net assets as of December 31, 1995, and results of operations for the years ended December 31, 1996 and 1995, for the farm and construction equipment segment are as follows:

                                                                   1996   1995
                                                                   -----  -----
                                                                   (MILLIONS)
Net assets at December 31......................................... $  --  $ 323
                                                                   =====  =====
Net sales and operating revenues.................................. $  --  $  --
                                                                   =====  =====
Income before income taxes and interest allocation................ $   1  $ 126
Income tax benefit................................................    --      8
                                                                   -----  -----
Income before interest allocation.................................     1    134
Allocated interest expense, net of income tax (Note)..............    (2)   (21)
                                                                   -----  -----
Income (loss) from operations.....................................    (1)   113
                                                                   -----  -----
Gains on dispositions.............................................   423    135
Income tax expense from disposition...............................   (83)    (2)
                                                                   -----  -----
Net gains on dispositions.........................................   340    133
                                                                   -----  -----
Income from discontinued operations............................... $ 339  $ 246
                                                                   =====  =====

--------
Note: Reference is made to Note 1, "Summary of Accounting Policies--Allocation of Corporate Debt and Interest Expense," for a discussion of the allocation of corporate debt and interest expense to discontinued operations.

 Chemicals Operations

  In March 1995, Tenneco completed an IPO of 100% of its Albright & Wilson chemicals segment which was reflected as discontinued operations in the 1994 financial statements. The offering was underwritten in the United Kingdom and was offered primarily in the United Kingdom. Net proceeds from the sale of the chemicals operations were approximately $700 million.

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

  Gains and losses on the sale of businesses and assets have been included in the caption "Other income, net" in the accompanying statements of income.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

 Extraordinary Loss

  In preparation for the Transaction, Old Tenneco realigned $3.8 billion of indebtedness (the "Debt Realignment") through various cash tender offers, debt exchanges, defeasances, and other retirements. The cash funding required to consummate the Debt Realignment was financed through internally generated cash, borrowings under new credit facilities of both Old Tenneco and New Tenneco, borrowings under a new credit facility and other financings at Newport News, and proceeds from the issuance of 8 1/4% cumulative junior preferred stock ("NPS Preferred Stock"), which was retained by Old Tenneco in the Merger. As a result of the Merger, El Paso indirectly acquired approximately $2.8 billion of debt and preferred stock obligations as well as certain liabilities related to operations previously discontinued by Old Tenneco.

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

4. LONG-TERM DEBT, SHORT-TERM DEBT, AND FINANCING ARRANGEMENTS

 Long-Term Debt

  A summary of long-term debt obligations of Tenneco at December 31, 1997 and 1996, is set forth in the following table:

                                                                  1997   1996
                                                                 ------ ------
                                                                  (MILLIONS)
Tenneco Inc.--
 Debentures due 2008 through 2027, average effective interest rate 7.5% in 1997 and 7.3% in 1996 (net of $68 million in 1997 and $76 million in 1996 of unamortized premium)............... $1,217 $  725
 Notes due 1999 through 2007, average effective interest rate
  6.7% in 1997 and 1996 (net of $47 million in 1997 and $60
  million in 1996 of unamortized premium).......................  1,358  1,271
Other subsidiaries--
 Notes due 1998 through 2016, average effective interest rate
  11.2% in 1997 and 7.2% in 1996 (net of $24 million in 1997 and
  $23 million in 1996 of unamortized discount)..................     64     79
                                                                 ------ ------
                                                                  2,639  2,075
Less--current maturities........................................      6      8
                                                                 ------ ------
Total long-term debt............................................ $2,633 $2,067
                                                                 ====== ======

  Approximately $70 million of gross plant, property, and equipment at December 31, 1997 and 1996, was pledged as collateral to secure $26 million and $25 million, respectively, principal amounts of long-term debt.

  The aggregate maturities and sinking fund requirements applicable to the issues outstanding at December 31, 1997 are $6 million, $260 million, $12 million, $188 million, and $496 million for 1998, 1999, 2000, 2001, and 2002, respectively.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

 Short-Term Debt

  Tenneco uses commercial paper, lines of credit, and overnight borrowings to finance its short-term capital requirements. Information regarding short-term debt as of and for the years ended December 31, 1997 and 1996, are as follows:

                                            1997                   1996
                                   ---------------------- ----------------------
                                   COMMERCIAL   CREDIT    COMMERCIAL   CREDIT
                                     PAPER    AGREEMENTS*   PAPER    AGREEMENTS*
                                   ---------- ----------- ---------- -----------
                                               (DOLLARS IN MILLIONS)
Outstanding borrowings at end of
 year............................     $203       $ 69        $219      $    9
Weighted average interest rate on
 outstanding borrowings at end of
 year............................      5.9%       6.7%        5.6%        6.5%
Approximate maximum month-end
 outstanding borrowings during
 year............................     $613       $123        $336      $2,580
Approximate average month-end
 outstanding borrowings during
 year............................     $372       $ 52        $108      $  800
Weighted average interest rate on
 approximate average month-end
 outstanding borrowings during
 year............................      5.7%       8.4%        5.7%        6.5%

--------
* Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

 Financing Arrangements

                                                 COMMITTED CREDIT FACILITIES(A)
                                                 -------------------------------
                                          TERM   COMMITMENTS UTILIZED  AVAILABLE
                                         ------- ----------- --------  ---------
                                                           (MILLIONS)
Tenneco Inc. credit agreements..........    2001   $1,750      $203(b)  $1,547
Subsidiaries' credit agreements......... Various       56        29         27
                                                   ------      ----     ------
                                                   $1,806      $232     $1,574
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

  At December 31, 1997, Tenneco's principal credit facility, which expires in 2001, was a $1.75 billion committed financing arrangement with a syndicate of banks and other financial institutions. Committed borrowings under this credit facility bear interest at an annual rate equal to, at the borrower's option, either (i) a rate consisting of the higher of Morgan Guaranty Trust Company of New York's prime rate or the federal funds rate plus 50 basis points; (ii) a rate of LIBOR plus a margin determined based on the credit rating of Tenneco's long-term debt; or (iii) a rate based on money market rates pursuant to competitive bids by the syndicate banks.

  The credit facility requires that the Company's consolidated ratio of debt to total capitalization, as defined in the credit facility, not exceed 70%. Compliance with this requirement is a condition for any incremental borrowings under the credit facility and failure to meet the requirement enables the syndicate banks to require repayment of any outstanding loans after a 30-day cure period. At December 31, 1997, Tenneco's ratio of debt to total capitalization as defined in the credit facility was 53.5%. In addition, the credit facility imposes certain other restrictions, none of which are expected to limit the Company's ability to operate its business in the ordinary course.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

5. FINANCIAL INSTRUMENTS

  The carrying and estimated fair values of Tenneco's financial instruments by class at December 31, 1997 and 1996, were as follows:

                                                  1997               1996
                                            -----------------  -----------------
                                            CARRYING   FAIR    CARRYING   FAIR
                                             AMOUNT    VALUE    AMOUNT    VALUE
                                            --------  -------  --------  -------
                                                       (MILLIONS)
                                                  ASSETS (LIABILITIES)
Long-term debt (including current
 maturities)............................... $(2,639)  $(2,606) $(2,075)  $(2,069)
Instruments With Off-Balance-Sheet Risk....
  Foreign currency contracts...............       2         2        1         1
  Financial guarantees.....................      --       (15)      --       (15)

 Asset and Liability Instruments

  The fair value of cash and temporary cash investments, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount. At December 31, 1997 and 1996, respectively, Tenneco's aggregate customer and long-term receivable balance was concentrated by industry segment as follows: Tenneco Automotive, 63% and 69%, respectively, and Tenneco Packaging, 37% and 31%, respectively.

  Long-term debt--The fair value of fixed-rate long-term debt was based on the market value of debt with similar maturities and interest rates.

 Instruments With Off-Balance-Sheet Risk

  Foreign Currency Contracts--Note 1, "Summary of Accounting Policies--Risk Management Activities" describes Tenneco's use of and accounting for foreign currency exchange contracts. The following table summarizes by major currency the contractual amounts of foreign currency contracts utilized by Tenneco:

                                                  NOTIONAL AMOUNT
                                        ---------------------------------------
                                        DECEMBER 31, 1997   DECEMBER 31, 1996
                                        ------------------- -------------------
                                         PURCHASE   SELL     PURCHASE   SELL
                                        ---------- -------- ---------- --------
                                                    (MILLIONS)
Foreign currency contracts (in US$):
  Belgian Francs.......................   $     24 $      6   $     34 $     --
  British Pounds.......................        156      257        344      153
  Canadian Dollars.....................         58       16        128      120
  Danish Krone.........................         22       --         37        1
  French Francs........................         52        1         47       22
  German Marks.........................          4      121         73      110
  U.S. Dollars.........................         92       --         65      304
  Other................................         51       56         53       70
                                          -------- --------   -------- --------
                                          $    459 $    457   $    781 $    780
                                          ======== ========   ======== ========

  Based on exchange rates at December 31, 1997 and 1996, the cost of replacing these contracts in the event of non-performance by the counterparties would not have been material.

  Guarantees--Tenneco had guaranteed payment and performance of approximately $15 million at December 31, 1997 and 1996, primarily with respect to letters of credit and other guarantees supporting various financing and operating activities.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

6. INCOME TAXES

  The domestic and foreign components of income from continuing operations before income taxes are as follows:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                                 --------------
                                                                 1997 1996 1995
                                                                 ---- ---- ----
                                                                   (MILLIONS)
U.S. income before income taxes................................. $259 $248 $361
Foreign income before income taxes..............................  289  185  151
                                                                 ---- ---- ----
Income before income taxes...................................... $548 $433 $512
                                                                 ==== ==== ====

  Following is a comparative analysis of the components of income tax expense applicable to continuing operations:

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                              1997   1996 1995
                                                              -----  ---- -----
                                                                 (MILLIONS)
Current--
  U.S........................................................ $(133) $ 92 $  54
  State and local............................................     2    23    38
  Foreign....................................................    59    56    64
                                                              -----  ---- -----
                                                                (72)  171   156
                                                              -----  ---- -----
Deferred--
  U.S........................................................   190    15    61
  Foreign, state and other...................................    45     8    14
                                                              -----  ---- -----
                                                                235    23    75
                                                              -----  ---- -----
Income tax expense........................................... $ 163  $194 $ 231
                                                              =====  ==== =====

  Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35% for all years presented) to the income tax expense reflected in the statements of income:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                                ---------------
                                                                1997  1996 1995
                                                                ----  ---- ----
                                                                  (MILLIONS)
Tax expense computed at the statutory U.S. federal income tax rate.......................................................... $192  $152 $179
Increases (reductions) in income tax expense resulting from:
  Foreign income taxed at different rates and foreign losses
   with no tax benefit.........................................  (33)    7   17
  State and local taxes on income, net of U.S. federal income
   tax benefit.................................................   23    15   25
  Recognition of previously unbenefited loss carryforwards.....  (11)   --   --
  Amortization of nondeductible goodwill.......................    6     7    4
  Other........................................................  (14)   13    6
                                                                ----  ---- ----
Income tax expense............................................. $163  $194 $231
                                                                ====  ==== ====

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  The components of Tenneco's net deferred tax liability were as follows:

                                                                   DECEMBER 31,
                                                                   ------------
                                                                   1997   1996
                                                                   -----  -----
                                                                   (MILLIONS)
Deferred tax assets--
 Tax loss carryforwards:
  U.S.........................................................     $ 101  $  --
  Foreign.....................................................        81    102
 Postretirement benefits other than pensions..................        53     51
 Other........................................................        31     59
 Valuation allowance..........................................       (29)   (60)
                                                                   -----  -----
   Net deferred tax asset.....................................       237    152
                                                                   -----  -----
Deferred tax liabilities--
 Tax over book depreciation...................................       371    215
 Pensions.....................................................       229    184
 Other........................................................       133     74
                                                                   -----  -----
   Total deferred tax liability...............................       733    473
                                                                   -----  -----
 Net deferred tax liability...................................     $ 496  $ 321
                                                                   =====  =====

  As reflected by the valuation allowance in the table above, Tenneco had potential tax benefits of $29 million and $60 million at December 31, 1997 and 1996, respectively, which were not recognized in the statements of income when generated. These unrecognized tax benefits resulted primarily from foreign tax loss carryforwards which are available to reduce future foreign tax liabilities.

  All of the U.S. tax loss carryforwards, $289 million at December 31, 1997, expire in 2012. Of the foreign tax loss carryforwards at December 31, 1997, $3 million will expire in 2001, $21 million will expire in 2003, and $175 million do not expire.

  In connection with the corporate reorganization transactions discussed in
Note 3, "Discontinued Operations, Disposition of Assets and Extraordinary Loss," Tenneco entered into a tax sharing agreement with Newport News, Old Tenneco and El Paso. The tax sharing agreement provides, among other things, for the allocation among the parties of tax liabilities arising before, as a result of, and after the Distributions. For periods after the Distributions, Tenneco will be liable for taxes imposed on its businesses, Old Tenneco will be liable for taxes imposed on the energy business, and Newport News will be liable for taxes imposed on the shipbuilding business. In the case of federal income taxes imposed on the activities of the Old Tenneco consolidated group before the Distributions, Tenneco and Newport News are generally liable to Old Tenneco for federal income taxes attributable to their respective businesses, and those entities have been allocated an agreed-upon share of estimated tax payments made by Old Tenneco.

7. COMMON STOCK

  Tenneco Inc. has authorized 350 million shares ($ .01 par value) of common stock, of which 172,569,889 shares and 171,567,658 shares were issued at December 31, 1997 and 1996, respectively. Tenneco Inc. held 2,928,189 shares of treasury stock at December 31, 1997, and no shares of treasury stock at December 31, 1996.

 Stock Repurchase Plans

  During 1997, Tenneco initiated a common stock repurchase program to acquire up to 8.5 million shares. Approximately 3.2 million shares have been acquired under this program at a total cost of approximately $132 million.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Under common stock repurchase programs announced in 1994 and 1995, approximately 17 million shares of Old Tenneco stock were acquired at a total cost of over $750 million. All treasury stock purchased under these programs became the treasury stock of Old Tenneco.

  All purchases executed through these programs were in the open market or negotiated purchases.

 Reserved

  The total number of shares of Tenneco Inc. common stock reserved at December 31, 1997 and 1996, were as follows:

                                                           DECEMBER 31,
                                                       ---------------------
                   ORIGINAL ISSUE SHARES                  1997       1996
                   ---------------------               ---------- ----------
      Thrift Plan.....................................    167,223    476,372
      Restricted Stock Plans..........................     33,796     62,000
      Stock Ownership Plan............................ 16,556,126 17,000,000
      Employee Stock Purchase Plan....................  2,255,232  2,500,000
                                                       ---------- ----------
                                                       19,012,377 20,038,372
                                                       ========== ==========
                       TREASURY STOCK
                       --------------
      Thrift Plan.....................................     42,434         --
                                                       ========== ==========

 Stock Plans

  Tenneco Inc. Stock Ownership Plan--In December 1996, Tenneco adopted the 1996 Stock Ownership Plan, which permits the granting of a variety of awards, including common stock, restricted stock, performance shares, stock appreciation rights, and stock options to directors, officers, and employees of Tenneco. Tenneco can issue up to 17,000,000 shares of common stock under the 1996 Stock Ownership Plan, which will terminate December 31, 2001. All Old Tenneco stock options granted to New Tenneco employees before the Distributions were, in connection with the Distributions, cancelled and replaced with options to purchase New Tenneco common stock according to the provisions of the 1996 Stock Ownership Plan. The options were replaced with the appropriate number of New Tenneco options so that the aggregate option value immediately after the Distributions equaled the aggregate value immediately before the Distributions. The 1994 Stock Ownership Plan was terminated effective as of December 11, 1996.

  Restricted Stock and Performance Shares--Tenneco has granted restricted stock and restricted units under the 1996 Stock Ownership Plan to certain key employees. These awards generally require, among other things, that the employee remain an employee of Tenneco during the restriction period. Tenneco has also granted performance shares to certain key employees which will vest based upon the attainment of specified performance goals within four years from the date of grant. During 1997, 1996, and 1995, Tenneco granted 494,350, 465,075, and 481,625 shares and units, respectively, with a weighted average fair value based on the price of Tenneco's stock on the grant date of $43.06, $48.54, and $43.62 per share, respectively. Any restricted stock and performance shares awarded after the Distributions are issued under the 1996 Stock Ownership Plan. At December 31, 1997, 127,270 restricted shares at an average price of $42.53 per share, 324,395 performance shares at an average price of $43.26 per share, and no restricted units were outstanding under this plan.

  Under another arrangement, restricted stock or restricted units are issued annually to each member of the Board of Directors who is not also an officer of Tenneco. During 1996 and 1995, 3,300, and 3,000 restricted shares were issued with a weighted average fair value based on the price of Tenneco's stock on the grant date of $48.25 and $42.88 per share, respectively. On November 1, 1996, all outstanding restricted shares were vested.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

In December 1996, Tenneco adopted a new restricted stock and unit plan for each member of the Board of Directors who is not also an officer of Tenneco. During 1997 and 1996, 5,040 and 23,464 restricted shares were issued under the new plan at a weighted average fair value of Tenneco Inc.'s stock on the grant date of $45.19 and $45.31 per share, respectively. At December 31, 1997, 28,504 restricted shares at an average price of $45.29 per share were outstanding under the new plan.

  In conjunction with the Transaction, all outstanding restricted shares and performance shares as of November 1, 1996, were vested and Tenneco recognized an after-tax compensation expense of $18 million, of which approximately $7 million related to restricted stock and performance shares awarded to employees of the energy business and shipbuilding business.

  Employee Stock Purchase Plan--In June 1992, Tenneco initiated an Employee Stock Purchase Plan (the "1992 ESPP"). The 1992 ESPP was terminated as of the date of the Distributions. Effective April 1, 1997, Tenneco adopted a new ESPP with provisions similar to the 1992 ESPP. The ESPP allows U.S. and Canadian Tenneco employees to purchase Tenneco Inc. common stock at a 15% discount. Each year employees participating in the ESPP may purchase shares with a discounted value not to exceed $21,250. Under the respective ESPPs, Tenneco sold 244,768, 657,936, and 633,495 shares to employees in 1997, 1996, and
1995, respectively. The weighted average fair value of the employee purchase right, which was estimated using the Black-Scholes option pricing model and the assumptions described below except that the average life of each purchase right was assumed to be 90 days, was $11.16, $10.84, and $9.39 in 1997, 1996, and 1995, respectively.

  Stock Options--The following table reflects the status and activity for all stock options issued by Tenneco Inc., including those outside the option plans discussed above, for the periods indicated:

                                1997                 1996                 1995
                         -------------------- -------------------- -------------------
                                     WEIGHTED             WEIGHTED            WEIGHTED
                           SHARES      AVG.     SHARES      AVG.    SHARES      AVG.
                           UNDER     EXERCISE   UNDER     EXERCISE   UNDER    EXERCISE
     STOCK OPTIONS         OPTION     PRICES    OPTION     PRICES   OPTION     PRICES
     -------------       ----------  -------- ----------  -------- ---------  --------
Outstanding, beginning
 of year................ 10,877,758   $43.41   3,019,116   $46.99  2,084,942   $51.08
  Granted--Options......  2,928,669    42.91   8,178,600    46.17  1,493,505    43.01
  Exercised--Options....   (312,979)   39.64    (817,212)   45.29     (2,700)   41.30
           --SARs.......         --       --     (25,741)   36.23    (45,215)   40.47
  Issuance of New
   Tenneco options......         --       --   5,015,258    41.19         --       --
  Cancelled............. (1,569,376)   43.19  (4,492,263)   46.01   (511,416)   52.63
                         ----------   ------  ----------   ------  ---------   ------
Outstanding, end of
 year................... 11,924,072   $43.42  10,877,758   $43.41  3,019,116   $46.99
                         ==========   ======  ==========   ======  =========   ======
Options exercisable at
 end of year............  2,703,948   $40.84   1,809,596   $41.67    846,889   $47.80
                         ==========   ======  ==========   ======  =========   ======
Weighted average fair
 value of options
 granted during the
 year................... $    12.62           $    11.37           $   11.82
                         ==========           ==========           =========

  The fair value of each option granted during 1997, 1996, and 1995 is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for grants in 1997, 1996, and 1995, respectively: (i) risk-free interest rates of 6.6%, 5.9%, and 7.1%; (ii) expected lives of 7.5, 5.0, and 5.0 years; (iii) expected volatility 25.6%, 25.1%, and 28.9%; and (iv) dividend yield of 2.8%, 3.4%, and 3.6%.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  The following table reflects summarized information about stock options outstanding at December 31, 1997:

                                 OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                           -------------------------------- --------------------
                                        WEIGHTED
                                          AVG.     WEIGHTED             WEIGHTED
         RANGE OF            NUMBER     REMAINING    AVG.     NUMBER      AVG.
         EXERCISE          OUTSTANDING CONTRACTUAL EXERCISE EXERCISABLE EXERCISE
          PRICE            AT 12/31/97    LIFE      PRICE   AT 12/31/97  PRICE
         --------          ----------- ----------- -------- ----------- --------
$31 to $38................  1,025,863   6.1 years   $35.36     767,724   $34.83
$38 to $44................  2,995,118  12.8          40.90   1,104,075    40.93
$44 to $51................  7,903,091  12.9          45.42     832,149    46.25
                           ----------                        ---------
                           11,924,072                        2,703,948
                           ==========                        =========

  Tenneco applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based compensation plans. Tenneco recognized after-tax stock-based compensation expense in 1997 of $5 million and in 1996 of $27 million, of which $9 million related to restricted stock and performance shares awarded to employees of the energy business and the shipbuilding business. Stock-based compensation expense recognized in 1995 was not material. Had compensation costs for Tenneco's stock-based compensation plans been determined in accordance with FAS No. 123, "Accounting for Stock-Based Compensation," based on the fair value at the grant dates for the awards under those plans, Tenneco's pro forma net income to common stock and earnings per share of common stock for the years ended December 31, 1997 and 1996, would have been lower by $34 million, or $.20 per both basic and diluted common share, and $14 million, or $.08 per both basic and diluted common share, respectively. The increase in compensation expense was primarily the result of stock options issued subsequent to the Transaction.

 Stock Employee Compensation Trust (SECT)

  In November 1992, Tenneco established the SECT to fund a portion of its obligations arising from its various employee compensation and benefit plans. Tenneco issued 12 million shares of treasury stock to the SECT in exchange for a promissory note of $432 million that accrued interest at the rate of 7.8% per annum. At December 31, 1996, all shares had been utilized.

 Shareholder Rights Plan

  In connection with the Distributions, Tenneco Inc. adopted a Shareholder Rights Plan (the "Plan"), which is substantially the same as the provisions of the Old Tenneco Shareholder Rights Plan adopted in 1988. The Plan was adopted to deter coercive takeover tactics and to prevent a potential acquiror from gaining control of Tenneco in a transaction which is not in the best interests of Tenneco Inc. shareholders. Under the Plan, each outstanding share of Tenneco Inc. common stock receives one Right, exercisable at $130, subject to adjustment. In the event a person or group (i) acquires 20% or more of the outstanding Tenneco Inc. common stock other than pursuant to an offer for all shares of such common stock that a majority of the members of the Board of Directors who are not officers of the Company determines is fair and in the best interests of Tenneco Inc. and its shareholders, or (ii) has in the judgment of the Tenneco Inc. Board of Directors acquired 10% or more of the outstanding Tenneco Inc. common stock under certain motives deemed adverse to Tenneco's best interests, each Right entitles the holder to purchase shares of common stock or other securities of Tenneco Inc. or, under certain circumstances, of the acquiring person, having a value of twice the exercise price. The Rights, under certain circumstances, are redeemable by Tenneco Inc. at a price of $.02 per Right. The Plan is scheduled to terminate in 1998.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

 Dividend Reinvestment and Stock Purchase Plan

  Under the Tenneco Inc. Dividend Reinvestment and Stock Purchase Plan, holders of Tenneco Inc. common stock may apply their cash dividends and optional cash investments to the purchase of additional shares of Tenneco Inc. common stock.

 Earnings Per Share

  Earnings per share of common stock outstanding were computed as follows:

                                                 YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1997        1996        1995
                                            ----------- ----------- -----------
                                              (MILLIONS EXCEPT SHARE AND PER
                                                      SHARE AMOUNTS)
Basic Earnings Per Share--
  Income from continuing operations(a)..... $       361 $       218 $       258
                                            =========== =========== ===========
  Average shares of common stock
   outstanding(b).......................... 170,264,731 169,609,373 172,764,198
                                            =========== =========== ===========
  Earnings from continuing operations per
   average share of common stock........... $      2.12 $      1.29 $      1.49
                                            =========== =========== ===========
Diluted Earnings Per Share--
  Income from continuing operations(a)..... $       361 $       218 $       258
  Impact of assumed conversion of
   convertible debt(c).....................          --          --          --
                                            ----------- ----------- -----------
  Income from continuing operations
   including assumed conversion............ $       361 $       218 $       258
                                            =========== =========== ===========
  Average shares of common stock
   outstanding(b).......................... 170,264,731 169,609,373 172,764,198
  Effect of dilutive securities:
    Restricted stock.......................          --     516,336     626,732
    Stock options..........................     452,867     400,403      64,329
    Performance shares.....................      84,038          --      27,625
    Convertible debt(c)....................          --          --      28,770
                                            ----------- ----------- -----------
  Average shares of common stock
   outstanding including dilutive
   securities.............................. 170,801,636 170,526,112 173,511,654
                                            =========== =========== ===========
  Earnings from continuing operations per
   average share of common stock........... $      2.11 $      1.28 $      1.48
                                            =========== =========== ===========

--------
Notes: (a) All preferred stock outstanding before the Merger was acquired by El
           Paso. Therefore, preferred stock dividends are included in the computation of earnings per share from discontinued operations for 1996 and 1995. There was no preferred stock outstanding in 1997.
       (b) In 1992, 12 million shares of common stock were issued to the SECT. Shares of common stock issued to a related trust are not considered to be outstanding in the computation of average shares until the shares are used to fund the obligations of the trust. During each of the years ended December 31, 1996 and 1995, the SECT used 4,358,084 and 2,697,770 shares, respectively. At December 31, 1996, all shares were used. Stock repurchase plans also affect common stock outstanding. See Note 7 for additional information regarding these plans.
       (c) During 1995, Tenneco Inc. 10% loan stock outstanding was convertible into common stock. The impact of the assumed conversion on income from continuing operations was $12,746 and on average shares of common stock outstanding was 28,770 shares. At December 31, 1995, all loan stock was converted.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

8. PREFERRED STOCK

  Tenneco had 50 million shares of preferred stock ($.01 par value) authorized at December 31, 1997 and 1996. No shares of preferred stock were outstanding at the respective dates. Tenneco has designated and reserved 3.5 million shares of the preferred stock as junior preferred stock for the Shareholder Rights Plan.

  As part of the Merger, Tenneco's $7.40 and $4.50 preferred stock (the "Preferred Stock") was acquired by El Paso in exchange for El Paso common stock. Consequently the $7.40 and $4.50 preferred stock dividends have been subtracted from discontinued operations to compute basic and diluted earnings per share. Before the Merger, Tenneco made periodic accretions of the excess of the redemption value over the fair value of the Preferred Stock at the date of issue. Such accretions have been included in the statements of income caption, "Preferred stock dividends" as a reduction of net income to arrive at net income to common stock.

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

 Changes in Preferred Stock with Mandatory Redemption Provisions

                                                 1996               1995
                                           ------------------ -----------------
                                             SHARES    AMOUNT  SHARES    AMOUNT
                                           ----------  ------ ---------  ------
                                            (MILLIONS EXCEPT SHARE AMOUNTS)
Balance January 1.........................  1,390,993   $130  1,586,764   $147
 Shares redeemed..........................   (195,751)   (20)  (195,771)   (20)
 Merger of energy business................ (1,195,242)  (113)        --     --
 Accretion of excess of redemption value
  over fair value at date of issue........         --      3         --      3
                                           ----------   ----  ---------   ----
Balance December 31.......................         --   $ --  1,390,993   $130
                                           ==========   ====  =========   ====

9. MINORITY INTEREST

  At December 31, 1997 and 1996, Tenneco reported minority interest in the balance sheet of $424 million and $304 million, respectively. At December 31, 1997, $392 million of minority interest resulted from the December 1994 and December 1997 sales of preferred stock ($300 million and $100 million, respectively) of Tenneco International Holding Corp. ("TIHC") to a financial investor. Subsequent to each sale, the investor had approximately a 25% interest in TIHC, consisting of 100% of the issued and outstanding variable rate voting preferred stock of TIHC. Tenneco and certain of its subsidiaries hold 100% of the issued and outstanding $8.00 junior preferred stock and common stock of TIHC. TIHC holds certain assets including the capital stock of Alupack A.G., a subsidiary included in the Tenneco Packaging segment, Tenneco Canada Inc., S.A. Monroe Europe N.V., Monroe Australia Proprietary Limited, Walker France S.A., and other subsidiaries included in the Tenneco Automotive segment. For financial reporting purposes, the assets, liabilities, and earnings of TIHC and its subsidiaries are consolidated in Tenneco's financial statements, and the investor's preferred stock interest has been recorded as "Minority interest" in the balance sheet.

  As of December 31, 1997, dividends on the TIHC preferred stock are based on the aggregate issue price of $400 million times a rate per annum equal to .92% over LIBOR and are payable quarterly in arrears on the last business day of each quarter. The weighted average rate paid on TIHC preferred stock was 6.92% and 6.83% for 1997 and 1996, respectively. Additionally, the holder of the preferred stock is entitled to receive, when and if

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES declared by the Board of Directors of TIHC, participating dividends based on the operating income growth rate of TIHC and its subsidiaries. For financial reporting purposes, dividends paid by TIHC to its financial investor have been recorded in Tenneco's statements of income as "Minority interest."

10. POSTRETIREMENT BENEFITS

  Tenneco has postretirement health care and life insurance plans that cover substantially all of its domestic employees. For salaried employees, the plans cover employees retiring from Tenneco on or after attaining age 55 who have had at least 10 years service with Tenneco after attaining age 45. For hourly employees, the postretirement benefit plans generally cover employees who retire according to one of Tenneco's hourly employee retirement plans. All of these benefits may be subject to deductibles, copayment provisions, and other limitations, and Tenneco has reserved the right to change these benefits. Tenneco's postretirement benefit plans are not funded.

  The funded status of the postretirement benefit plans reconciles with amounts recognized in the balance sheet at December 31, 1997 and 1996, as follows (Note):

                                                                  1997   1996
                                                                  -----  -----
                                                                  (MILLIONS)
Actuarial present value of accumulated postretirement benefit obligation at September 30:
  Retirees....................................................... $ 107  $  98
  Fully eligible active plan participants........................    27     28
  Other active plan participants.................................    44     41
                                                                  -----  -----
Total accumulated postretirement benefit obligation..............   178    167
Plan assets at fair value at September 30........................    --     --
                                                                  -----  -----
Accumulated postretirement benefit obligation in excess of plan assets at September 30..........................................  (178)  (167)
Claims paid during the fourth quarter............................     3      3
Unrecognized reduction of prior service obligations resulting
 from plan amendments............................................    (8)   (10)
Unrecognized net loss resulting from plan experience and changes
 in actuarial assumptions........................................    33     29
                                                                  -----  -----
Accrued postretirement benefit cost at December 31............... $(150) $(145)
                                                                  =====  =====

--------
Note:The accrued postretirement benefit cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

  The net periodic postretirement benefit cost from continuing operations for the years 1997, 1996, and 1995 consist of the following components:

                                                                 1997  1996  1995
                                                                 ----  ----  ----
                                                                   (MILLIONS)
Service cost for benefits earned during the year................ $ 5   $ 4   $ 3
Interest cost on accumulated postretirement benefit obligation..  12    11    10
Net amortization of unrecognized amounts........................  (1)   (1)   (1)
                                                                 ---   ---   ---
Net periodic postretirement benefit cost........................ $16   $14   $12
                                                                 ===   ===   ===

  The initial weighted average assumed health care cost trend rate used in determining the 1997, 1996, and 1995 accumulated postretirement benefit obligation was 5%, 6%, and 7%, respectively, remaining at 5% thereafter.

  Increasing the assumed health care cost trend rate by one percentage-point in each year would increase the 1997, 1996, and 1995 accumulated postretirement benefit obligations by approximately $14 million, $13 million,

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES and $12 million, respectively, and would increase the aggregate of the service cost and interest cost components of the net postretirement benefit cost for 1997, 1996, and 1995 by approximately $2 million, $2 million, and $1 million, respectively.

  The discount rate (which is based on long-term market rates) used in determining the accumulated postretirement benefit obligation was 7.75% for 1997, 1996, and 1995.

11. PENSION PLANS

  Tenneco has retirement plans that cover substantially all of its employees. Benefits are based on years of service and, for most salaried employees, on final average compensation. Tenneco's funding policies are to contribute to the plans amounts necessary to satisfy the funding requirement of federal laws and regulations. Plan assets consist principally of listed equity and fixed income securities. Also included in the table below are pension obligations and assets retained by Tenneco related to certain employees of Tenneco's discontinued operations.

  The funded status of the plans reconcile with amounts on the balance sheet at December 31, 1997 and 1996, as follows:

                                                   PLANS IN
                                    PLANS IN         WHICH
                                  WHICH ASSETS    ACCUMULATED
                                     EXCEED        BENEFITS
                                   ACCUMULATED      EXCEED        ALL PLANS
                                    BENEFITS        ASSETS         (NOTE)
                                  --------------  ------------  --------------
                                   1997    1996   1997   1996    1997    1996
                                  ------  ------  -----  -----  ------  ------
                                                (MILLIONS)
Actuarial present value of
 benefits based on service to
 date and present pay levels at
 September 30:
  Vested benefit obligation.....  $2,892  $2,555  $  43  $  92  $2,935  $2,647
  Non-vested benefit obligation.      72      41      7      9      79      50
                                  ------  ------  -----  -----  ------  ------
  Accumulated benefit
   obligation...................   2,964   2,596     50    101   3,014   2,697
Additional amounts related to
 projected salary increases.....     129     104      2      4     131     108
                                  ------  ------  -----  -----  ------  ------
Total projected benefit
 obligation at September 30.....   3,093   2,700     52    105   3,145   2,805
Plan assets at fair value at
 September 30...................   4,099   3,402     10     57   4,109   3,459
                                  ------  ------  -----  -----  ------  ------
Plan assets in excess of (less
 than) total projected benefit
 obligation at September 30.....   1,006     702    (42)   (48)    964     654
Contributions during the fourth
 quarter........................       2       1     --     --       2       1
Unrecognized net (gain) loss
 resulting from plan experience
 and changes in actuarial
 assumptions....................    (328)    (87)    --      2    (328)    (85)
Unrecognized prior service
 obligations resulting from plan
 amendments.....................      67      70      4      4      71      74
Remaining unrecognized net
 obligation (asset) at initial
 application....................     (73)    (94)    --     --     (73)    (94)
Adjustment recorded to recognize
 minimum liability..............      --      --     (4)    (5)     (4)     (5)
                                  ------  ------  -----  -----  ------  ------
Prepaid (accrued) pension cost
 at December 31.................  $  674  $  592  $ (42) $ (47) $  632  $  545
                                  ======  ======  =====  =====  ======  ======

--------
Note: Assets of one plan may not be utilized to pay benefits of other plans. Additionally, the prepaid (accrued) pension cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Net periodic pension costs (income) from continuing operations for the years 1997, 1996, and 1995 consist of the following components:

                                             1997         1996         1995
                                          -----------  -----------  -----------
                                                     (MILLIONS)
Service cost--benefits earned during the
 year...................................         $ 35        $  31        $  23
Interest accrued on prior years
 projected benefit obligation...........          211          148          144
Expected return on plan assets--
  Actual (return) loss..................  (835)        (349)        (387)
  Unrecognized excess (deficiency) of
   actual return over expected return...   525          141          188
                                          ----         ----         ----
                                                 (310)        (208)        (199)
Net amortization of unrecognized
 amounts................................           (9)          --           (3)
                                                -----        -----        -----
Net pension income......................        $ (73)       $ (29)       $ (35)
                                                =====        =====        =====

  The weighted average discount rate (which is based on long-term market rates) used in determining the actuarial present value of the benefit obligation was 7.75% for 1997, 1996, and 1995. The rate of increase in future compensation was 5.0%, 5.0%, and 5.1% for 1997, 1996, and 1995, respectively. The weighted average expected long-term rate of return on plan assets was 10% for 1997, 1996, and 1995.

12. SEGMENT AND GEOGRAPHIC AREA INFORMATION

  Tenneco is a global manufacturer with the following major business segments:

 Tenneco Automotive

  Manufacture and sale of exhaust and ride control systems for both the original equipment and replacement markets.

 Tenneco Packaging

  Manufacture and sale of packaging materials, cartons, containers, and specialty and protective packaging products for consumer, institutional, and industrial markets.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  The following tables summarize certain segment and geographic information of Tenneco's businesses:

                                            SEGMENT                   RECLASS
                          -------------------------------------------   AND
                                               DISCONTINUED           ELIMINA- CONSOL-
                          AUTOMOTIVE PACKAGING OPERATIONS(A) OTHER(B)   TION   IDATED
                          ---------- --------- ------------- -------- -------- -------
                                                   (MILLIONS)
AT DECEMBER 31, 1997,
 AND FOR THE YEAR THEN
 ENDED
Net sales and operating
 revenues...............    $3,226    $3,995       $  --      $  10    $ (11)  $7,220
                            ======    ======       =====      =====    =====   ======
Operating profit........       420       382          --        (13)      --      789
Equity in net income of
 affiliated companies...        --         3          --         --       --        3
General corporate
 expenses...............       (13)      (14)         --         (1)      --      (28)
                            ------    ------       -----      -----    -----   ------
Income before interest
 expense, income taxes,
 and minority interest..       407       371          --        (14)      --      764
                            ======    ======       =====      =====    =====   ======
Identifiable assets.....     2,752     4,606          --      1,166     (219)   8,305
Investment in affiliated
 companies..............         2        25          --         --       --       27
                            ------    ------       -----      -----    -----   ------
 Total assets...........     2,754     4,631          --      1,166     (219)   8,332
                            ======    ======       =====      =====    =====   ======
Depreciation, depletion,
 and amortization.......       110       233          --         22       --      365
                            ======    ======       =====      =====    =====   ======
Capital expenditures for
 continuing operations..       211       335          --         12       --      558
                            ======    ======       =====      =====    =====   ======
AT DECEMBER 31, 1996,
 AND FOR THE YEAR THEN
 ENDED
Net sales and operating
 revenues...............    $2,980    $3,602       $  --      $  --    $ (10)  $6,572
                            ======    ======       =====      =====    =====   ======
Operating profit........       262       415          --        (15)      --      662
Equity in net income of
 affiliated companies...        --        --          --         --       --       --
General corporate
 expenses...............       (13)      (14)         --         (7)      --      (34)
                            ------    ------       -----      -----    -----   ------
Income before interest
 expense, income taxes,
 and minority interest..       249       401          --        (22)      --      628
                            ======    ======       =====      =====    =====   ======
Identifiable assets.....     2,555     3,878          --      1,235     (108)   7,560
Investment in affiliated
 companies..............         2        24          --          1       --       27
                            ------    ------       -----      -----    -----   ------
 Total assets...........     2,557     3,902          --      1,236     (108)   7,587
                            ======    ======       =====      =====    =====   ======
Depreciation, depletion,
 and amortization.......        94       205          --         10       --      309
                            ======    ======       =====      =====    =====   ======
Capital expenditures for
 continuing operations..       177       341          --         55       --      573
                            ======    ======       =====      =====    =====   ======
AT DECEMBER 31, 1995,
 AND FOR THE YEAR THEN
 ENDED
Net sales and operating
 revenues...............    $2,479    $2,752       $  --      $  --    $ (10)  $5,221
                            ======    ======       =====      =====    =====   ======
Operating profit........       248       440          --          7       --      695
Equity in net income of
 affiliated companies...         1        --          --         --       --        1
General corporate
 expenses...............        (9)      (10)         --         (5)      --      (24)
                            ------    ------       -----      -----    -----   ------
Income before interest
 expense, income taxes,
 and minority interest..       240       430          --          2       --      672
                            ======    ======       =====      =====    =====   ======
Identifiable assets.....     1,874     3,405          --      1,176      (94)   6,361
Investment in affiliated
 companies..............         3         4          --         --       --        7
Identifiable net assets
 related to discontinued
 operations.............        --        --         433         --       --      433
Investment in affiliated
 companies related to
 discontinued
 operations.............        --        --         612         --       --      612
                            ------    ------       -----      -----    -----   ------
 Total assets...........     1,877     3,409       1,045      1,176      (94)   7,413
                            ======    ======       =====      =====    =====   ======
Depreciation, depletion,
 and amortization.......        84       110          --          2       --      196
                            ======    ======       =====      =====    =====   ======
Capital expenditures for
 continuing operations..       208       316          --         38       --      562
                            ======    ======       =====      =====    =====   ======

See Notes on page 65.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                GEOGRAPHIC AREA(D)
                          -------------------------------
                          UNITED         EUROPEAN  OTHER  RECLASS AND
                          STATES  CANADA  UNION   FOREIGN ELIMINATION CONSOLIDATED
                          ------  ------ -------- ------- ----------- ------------
                                                (MILLIONS)
AT DECEMBER 31, 1997,
 AND FOR THE YEAR THEN
 ENDED
Net sales and operating
 revenues:
 Sales to unaffiliated
  customers.............  $5,049   $207   $1,475   $489      $  --       $7,220
 Transfers among
  geographic areas(c)...     116     52       52     41       (261)          --
                          ------   ----   ------   ----      -----       ------
   Total................   5,165    259    1,527    530       (261)       7,220
                          ======   ====   ======   ====      =====       ======
Operating profit........     482     38      208     61         --          789
Equity in net income of
 affiliated companies...       3     --       --     --         --            3
General corporate
 expenses...............     (28)    --       --     --         --          (28)
                          ------   ----   ------   ----      -----       ------
Income before interest
 expense, income taxes,
 and minority interest..     457     38      208     61         --          764
                          ======   ====   ======   ====      =====       ======
Identifiable assets.....   6,328    191    1,398    491       (103)       8,305
Investment in affiliated
 companies..............      17     --        2      8         --           27
                          ------   ----   ------   ----      -----       ------
   Total assets.........   6,345    191    1,400    499       (103)       8,332
                          ======   ====   ======   ====      =====       ======
AT DECEMBER 31, 1996,
 AND FOR THE YEAR THEN
 ENDED
Net sales and operating
 revenues:
 Sales to unaffiliated
  customers.............  $4,708   $194   $1,295   $375      $  --       $6,572
 Transfers among
  geographic areas(c)...      99     49       29     36       (213)          --
                          ------   ----   ------   ----      -----       ------
   Total................   4,807    243    1,324    411       (213)       6,572
                          ======   ====   ======   ====      =====       ======
Operating profit........     475     30      121     36         --          662
Equity in net income of
 affiliated companies...       1     --       --     (1)        --           --
General corporate
 expenses...............     (34)    --       --     --         --          (34)
                          ------   ----   ------   ----      -----       ------
Income before interest
 expense, income taxes,
 and minority interest..     442     30      121     35         --          628
                          ======   ====   ======   ====      =====       ======
Identifiable assets.....   5,960    173    1,079    449       (101)       7,560
Investment in affiliated
 companies..............      17     --        2      8         --           27
                          ------   ----   ------   ----      -----       ------
   Total assets.........   5,977    173    1,081    457       (101)       7,587
                          ======   ====   ======   ====      =====       ======
AT DECEMBER 31, 1995,
 AND FOR THE YEAR THEN
 ENDED
Net sales and operating
 revenues:
 Sales to unaffiliated
  customers.............  $3,683   $149   $1,140   $249      $  --       $5,221
 Transfers among
  geographic areas(c)...      75     43       27     21       (166)          --
                          ------   ----   ------   ----      -----       ------
   Total................   3,758    192    1,167    270       (166)       5,221
                          ======   ====   ======   ====      =====       ======
Operating profit........     548     20      102     25         --          695
Equity in net income of
 affiliated companies...       1     --        1     (1)        --            1
General corporate
 expenses...............     (24)    --       --     --         --          (24)
                          ------   ----   ------   ----      -----       ------
Income before interest
 expense, income taxes,
 and minority interest..     525     20      103     24         --          672
                          ======   ====   ======   ====      =====       ======
Identifiable assets.....   4,915    207    1,077    241        (79)       6,361
Investment in affiliated
 companies..............       3     --        2      2         --            7
Identifiable net assets
 related to discontinued
 operations.............     168     --       --    265         --          433
Investment in affiliated
 companies related to
 discontinued
 operations.............     574      2       --     36         --          612
                          ------   ----   ------   ----      -----       ------
   Total assets.........   5,660    209    1,079    544        (79)       7,413
                          ======   ====   ======   ====      =====       ======

See Notes on following page.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

--------
Notes: (a) Tenneco's energy business, shipbuilding business, farm and construction equipment operations, and chemicals operations have been reflected as discontinued operations in the accompanying financial statements. Reference is made to Note 3, "Discontinued Operations, Disposition of Assets, and Extraordinary Loss," for further information.
       (b) Included in "Other" are the operations of Tenneco Business Services ("TBS"). TBS designs, implements, and administers shared administrative service programs for Tenneco and performs certain administrative services for certain other former Tenneco businesses.
       (c) Products are transferred between geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.
       (d) As reflected above, Tenneco's segments principally market their products and services in the United States, with significant sales in the European Union and other foreign countries.

  Tenneco is engaged in the sale of products for export from the United States. Such sales are reflected in the table below:

 GEOGRAPHIC AREA               PRINCIPAL PRODUCTS                1997 1996 1995
 --------------- ---------------------------------------------   ---- ---- ----
                                                                   (MILLIONS)
 Canada......... Ride control systems, exhaust systems,
                 paperboard products, molded and pressed pulp
                 goods, corrugated boxes, aluminum, and
                 plastics                                        $182 $119 $ 72
 European Union. Ride control systems, exhaust systems, molded and pressed pulp goods, paperboard products,
                 corrugated boxes, aluminum, and plastics          35   24   23
 Other Foreign.. Ride control systems, exhaust systems, molded and pressed pulp goods, paperboard products,
                 corrugated boxes, aluminum, and plastics         139  124   69
                                                                 ---- ---- ----
 Total Export Sales............................................  $356 $267 $164
                                                                 ==== ==== ====

13. COMMITMENTS AND CONTINGENCIES

 Capital Commitments

  Tenneco estimates that expenditures aggregating approximately $380 million will be required after December 31, 1997, to complete facilities and projects authorized at such date, and substantial commitments have been made in connection therewith.

 Lease Commitments

  Tenneco holds certain of its facilities, equipment, and other assets under long-term leases. The minimum lease payments under non-cancelable operating leases with lease terms in excess of one year are $135 million, $123 million, $110 million, $104 million, and $50 million for the years 1998, 1999, 2000, 2001, and 2002, respectively, and $233 million for subsequent years. Of these amounts, $78 million for 1998, $78 million for 1999, $78 million for 2000, $77 million for 2001, $27 million for 2002, and $74 million for subsequent years are lease payment commitments to financial investors (the "Lessor") for certain mill and timberlands assets.

  Following the initial mill asset lease period, Tenneco may, under the provisions of the lease agreements, extend the leases on terms mutually negotiated with the Lessor or purchase the leased assets under conditions specified in the lease agreements. If the purchase options are not exercised or the leases are not extended, Tenneco will make a residual guarantee payment to the Lessor of approximately $658 million, which will be refunded up to the total amount of the residual guarantee payment based on the Lessor's subsequent sales price for the leased assets. Throughout the lease period, Tenneco is required to maintain the leased properties.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  In January 1997, Tenneco refinanced two mill asset leases resulting in a pre-tax gain of $38 million which is included in the caption "Other income, net."

  Commitments under capital leases were not significant to the accompanying financial statements. Total rental expense for continuing operations for the years 1997, 1996, and 1995, was $163 million, $179 million, and $171 million, respectively, including minimum rentals under non-cancelable operating leases of $155 million, $151 million, and $148 million for the corresponding periods.

  Tenneco Packaging's various lease agreements require that it comply with certain covenants and restrictions, including financial ratios that, among other things, place limitations on incurring additional "funded debt" as defined by the agreements. Under the provisions of the timber lease agreements, in order to incur funded debt, Tenneco Packaging must maintain a pre-tax cash flow coverage ratio, as defined, on a cumulative four quarter basis of a minimum of 2.0, subsequently modified to 1.25 through December 31, 1996. Tenneco Packaging was in compliance with all of its covenants at December 31, 1997.

 Litigation

  Tenneco Inc. and Newport News have received letters from the Defense Contract Audit Agency (the "DCAA"), inquiring about certain aspects of the Distributions, including the disposition of the Tenneco Inc. Retirement Plan ("TRP") and the 1986 asset valuation for the TRP and its cost accounting treatment. The DCAA has been advised that (i) the TRP will retain the liability for all benefits accrued by the Newport News salaried employees through December 31, 1996, (ii) the Newport News salaried employees will not accrue additional benefits under the TRP after December 31, 1996, and (iii) no liabilities or assets of the TRP will be transferred from the TRP to any plan maintained by Newport News. A determination of the ratio of assets to liabilities of the TRP attributable to Newport News will be based on facts, assumptions, and legal issues that are complicated and uncertain; however, it is likely that the U.S. Government will assert a claim against Newport News with respect to the amount, if any, by which the assets of the TRP attributable to its employees are alleged to exceed the liabilities. Tenneco, with the full cooperation of Newport News, will defend against any claim by the U.S. Government, and in the event there is a determination that an amount is due to the U.S. Government, Tenneco and Newport News will share the obligation for such amount plus the amount of related defense expenses, in the ratio of 80% and 20%, respectively. At this preliminary stage, it is impossible to predict with certainty any eventual outcome regarding this matter; however, Tenneco does not believe that this matter will have a material adverse effect on its consolidated financial position or results of operations.

  Tenneco Inc. and its subsidiaries are parties to various other legal proceedings arising from their operations. Tenneco believes that the outcome of these proceedings, individually and in the aggregate, will have no material effect on the financial position or results of operations of Tenneco Inc. and its subsidiaries.

 Environmental Matters

  Tenneco Inc. and its subsidiaries are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which they operate. Tenneco has provided reserves for compliance with these laws and regulations where it is probable that a liability exists and where Tenneco can make a reasonable estimate of the liability. The estimated liabilities recorded are subject to change as more information becomes available regarding the magnitude of possible clean-up costs and the timing, varying costs, and effectiveness of alternative clean-up technologies. However, Tenneco believes that any additional costs which arise as more information becomes available will not have a material effect on the financial condition or results of operations of Tenneco.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                            CUMULATIVE
                                    INCOME BEFORE               INCOME (LOSS)               EFFECT OF
                                      INTEREST                      FROM                    CHANGE IN
                          NET SALES   EXPENSE,    INCOME (LOSS) DISCONTINUED                ACCOUNTING
                             AND    INCOME TAXES,     FROM      OPERATIONS,   EXTRAORDINARY PRINCIPLE,  NET
                          OPERATING AND MINORITY   CONTINUING      NET OF     LOSS, NET OF    NET OF   INCOME
         QUARTER          REVENUES    INTEREST     OPERATIONS    INCOME TAX    INCOME TAX   INCOME TAX (LOSS)
         -------          --------- ------------- ------------- ------------  ------------- ---------- ------
                                                          (MILLIONS)
1997 1st................   $1,629       $159          $ 76          $ --          $  --        $ --    $  76
  2nd...................    1,892        212           104            --             --          --      104
  3rd...................    1,831        226           105            --             --          --      105
  4th...................    1,868        167            76            --             --         (46)      30
                           ------       ----          ----          ----          -----        ----    -----
                           $7,220       $764          $361          $ --          $  --        $(46)   $ 315
                           ======       ====          ====          ====          =====        ====    =====
1996 1st................   $1,539       $161          $ 60          $435          $  --        $ --    $ 495
  2nd...................    1,694        253           118            43             --          --      161
  3rd...................    1,653        171            76            40             (1)         --      115
  4th...................    1,686         43           (36)          (90)          (235)         --     (361)
                           ------       ----          ----          ----          -----        ----    -----
                           $6,572       $628          $218          $428          $(236)       $ --    $ 410
                           ======       ====          ====          ====          =====        ====    =====

                           BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                     -----------------------------------------------------------
                                                           CUMULATIVE
                                                           EFFECT OF
                                                           CHANGE IN
                     CONTINUING DISCONTINUED EXTRAORDINARY ACCOUNTING NET INCOME
      QUARTER        OPERATIONS  OPERATIONS      LOSS      PRINCIPLE    (LOSS)
      -------        ---------- ------------ ------------- ---------- ----------
1997 1st...........    $ .44       $  --        $   --       $  --      $  .44
  2nd..............      .61          --            --          --         .61
  3rd..............      .62          --            --          --         .62
  4th..............      .45          --            --        (.27)        .18
                       -----       -----        ------       -----      ------
                       $2.12       $  --        $   --       $(.27)     $ 1.85
                       =====       =====        ======       =====      ======
1996 1st...........    $ .34       $2.57        $   --       $  --      $ 2.91
  2nd..............      .71         .23            --          --         .94
  3rd..............      .45         .22          (.01)         --         .66
  4th..............     (.21)       (.56)        (1.37)         --       (2.14)
                       -----       -----        ------       -----      ------
                       $1.29       $2.45        $(1.39)      $  --      $ 2.35
                       =====       =====        ======       =====      ======

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                          DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                     -----------------------------------------------------------
                                                           CUMULATIVE
                                                           EFFECT OF
                                                           CHANGE IN
                     CONTINUING DISCONTINUED EXTRAORDINARY ACCOUNTING NET INCOME
      QUARTER        OPERATIONS  OPERATIONS      LOSS      PRINCIPLE    (LOSS)
      -------        ---------- ------------ ------------- ---------- ----------
1997 1st...........    $ .44       $  --        $   --       $  --      $  .44
  2nd..............      .61          --            --          --         .61
  3rd..............      .62          --            --          --         .62
  4th..............      .44          --            --        (.27)        .17
                       -----       -----        ------       -----      ------
                       $2.11       $  --        $   --       $(.27)     $ 1.84
                       =====       =====        ======       =====      ======
1996 1st...........    $ .34       $2.55        $   --       $  --      $ 2.89
  2nd..............      .70         .23            --          --         .93
  3rd..............      .45         .22          (.01)         --         .66
  4th..............     (.21)       (.56)        (1.37)         --       (2.14)
                       -----       -----        ------       -----      ------
                       $1.28       $2.44        $(1.38)      $  --      $ 2.34
                       =====       =====        ======       =====      ======

--------
Notes: Reference is made to Notes 1, 2, 3 and 7 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for items affecting quarterly results. The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.


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

                                   PART III

  Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report inasmuch as Tenneco Inc. will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Shareowners of Tenneco Inc. to be held on May 12, 1998, at which meeting the shareowners will vote upon the election of directors. The information under the caption "Election of Directors" in such Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                    FINANCIAL STATEMENTS INCLUDED IN ITEM 8

  See "Index to Financial Statements of Tenneco Inc. and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data."

        INDEX TO FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 14

                                                                          PAGE
                                                                          ----
Schedules of Tenneco Inc. and Consolidated Subsidiaries--Schedule II--
 Valuation and qualifying accounts--three years ended December 31, 1997..  70

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                   (MILLIONS)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

        COLUMN A           COLUMN B        COLUMN C         COLUMN D  COLUMN E
------------------------------------------------------------------------------
                                           ADDITIONS
                                     ---------------------
                          BALANCE AT CHARGED TO CHARGED TO            BALANCE
                          BEGINNING  COSTS AND    OTHER                AT END
       DESCRIPTION         OF YEAR    EXPENSES   ACCOUNTS  DEDUCTIONS OF YEAR
------------------------------------------------------------------------------
Allowance for Doubtful
 Accounts and Notes
 Deducted from Assets to
 Which it Applies:
  Year Ended December 31,
   1997..................    $32        $ 7        $ 7        $11       $35
                             ===        ===        ===        ===       ===
  Year Ended December 31,
   1996..................    $24        $12        $--        $ 4       $32
                             ===        ===        ===        ===       ===
  Year Ended December 31,
   1995..................    $15        $20        $--        $11       $24
                             ===        ===        ===        ===       ===

                              REPORTS ON FORM 8-K

  On October 23, 1997, the Company filed a Current Report on Form 8-K with respect to a press release issued on October 21, 1997 announcing the Company's earnings in the quarter ended September 30, 1997 and other matters.

                                    EXHIBITS

  The following exhibits are filed with Tenneco Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, or incorporated therein by reference (exhibits designated by an asterisk are filed with the Report; all other exhibits are incorporated by reference):

                               INDEX TO EXHIBITS

 EXHIBIT
  NUMBER                               DESCRIPTION
 --------                              -----------
    2     --None.
  *3.1(a) --Restated Certificate of Incorporation of Tenneco Inc. dated
           December 11, 1996.
  *3.1(b) --Certificate of Designation, Preferences and Rights of Series A
           Participating Junior Preferred Stock, dated December 11, 1996.
  *3.1(c) --Certificate of Amendment, dated December 11, 1996.
  *3.1(d) --Certificate of Ownership and Merger, dated July 8, 1997.
   3.2    --Amended and Restated By-laws of Tenneco Inc. (incorporated herein by reference from Exhibit 3.2 of Tenneco Inc.'s Annual Report on
           Form 10-K for the year ended December 31, 1996, File No. 1-12387).
   4.1    --Form of Specimen Stock Certificate of Tenneco Inc. Common Stock
           (incorporated herein by reference from Exhibit 4.1 of Tenneco Inc.'s
           Form 10, File No. 1-12387).
   4.2    --Rights Agreement, dated as of December 11, 1996, by and between
           Tenneco Inc. (formerly New Tenneco Inc.) and First Chicago Trust
           Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.2 of Tenneco Inc.'s Annual Report on Form
           10-K for the year ended December 31, 1996, File No. 1-12387).
   4.3(a) --Indenture, dated as of November 1, 1996, between Tenneco Inc.
           (formerly New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
           (incorporated herein by reference from Exhibit 4.1 of Tenneco Inc.'s
           Form S-4, Registration No. 333-14003).
   4.3(b) --First Supplemental Indenture dated as of December 11, 1996 to
           Indenture dated as of November 1, 1996 between Tenneco Inc.
           (formerly New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
           (incorporated herein by reference from Exhibit 4.3(b) of Tenneco
           Inc.'s Annual Report on Form 10-K for the year ended December 31,
           1996, File No. 1-12387).
   4.3(c) --Second Supplemental Indenture dated as of December 11, 1996 to
           Indenture dated as of November 1, 1996 between Tenneco Inc.
           (formerly New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
           (incorporated herein by reference from Exhibit 4.3(c) of Tenneco
           Inc.'s Annual Report on Form 10-K for the year ended December 31,
           1996, File No. 1-12387).
   4.3(d) --Third Supplemental Indenture dated as of December 11, 1996 to
           Indenture dated as of November 1, 1996 between Tenneco Inc.
           (formerly New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
           (incorporated herein by reference from Exhibit 4.3(d) of Tenneco
           Inc.'s Annual Report on Form 10-K for the year ended December 31,
           1996, File No. 1-12387).
   4.3(e) --Fourth Supplemental Indenture dated as of December 11, 1996 to
           Indenture dated as of November 1, 1996 between Tenneco Inc.
           (formerly New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
           (incorporated herein by reference from Exhibit 4.3(e) of Tenneco
           Inc.'s Annual Report on Form 10-K for the year ended December 31,
           1996, File No. 1-12387).

 EXHIBIT
  NUMBER                               DESCRIPTION
 --------                              -----------
   4.3(f) --Fifth Supplemental Indenture dated as of December 11, 1996 to
           Indenture dated as of November 1, 1996 between Tenneco Inc.
           (formerly New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
           (incorporated herein by reference from Exhibit 4.3(f) of Tenneco
           Inc.'s Annual Report on Form 10-K for the year ended December 31,
           1996, File No. 1-12387).
   4.3(g) --Sixth Supplemental Indenture dated as of December 11, 1996 to
           Indenture dated as of November 1, 1996 between Tenneco Inc.
           (formerly New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
           (incorporated herein by reference from Exhibit 4.3(g) of Tenneco
           Inc.'s Annual Report on Form 10-K for the year ended December 31,
           1996, File No. 1-12387).
   4.3(h) --Seventh Supplemental Indenture dated as of December 11, 1996 to
           Indenture dated as of November 1, 1996 between Tenneco Inc.
           (formerly New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
           (incorporated herein by reference from Exhibit 4.3(h) of Tenneco
           Inc.'s Annual Report on Form 10-K for the year ended December 31,
           1996, File No. 1-12387).
   4.3(i) --Eighth Supplemental Indenture, dated as of April 28, 1997, to
           Indenture, dated as of November 1, 1996, between Tenneco Inc.
           (formerly New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
           (incorporated herein by reference from Exhibit 4.1 of Tenneco Inc.'s
           Current Report on Form 8-K dated April 23, 1997, File No. 1-12387).
   4.3(j) --Ninth Supplemental Indenture, dated as of April 28, 1997, to
           Indenture, dated as of November 1, 1996, between Tenneco Inc.
           (formerly New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
           (incorporated herein by reference from Exhibit 4.2 of Tenneco Inc.'s
           Current Report on Form 8-K dated April 23, 1997, File No. 1-12387).
   4.3(k) --Tenth Supplemental Indenture, dated as of July 16, 1997, to
           Indenture, dated as of November 1, 1996, between Tenneco Inc.
           (formerly New Tenneco Inc.) and The Chase Manhattan Bank, as Trustee
           (incorporated herein by reference from Exhibit 4.1 of Tenneco Inc.'s
           Current Report on Form 8-K dated June 11, 1997, File No. 1-12387).
    9     --None.
  10.1    --Distribution Agreement, dated November 1, 1996, by and among El
           Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), Tenneco Inc.
           (formerly New Tenneco Inc.), and Newport News Shipbuilding Inc.
           (incorporated herein by reference from Exhibit 2 of Tenneco Inc.'s
           Form 10, File No. 1-12387).
  10.2    --Amendment No. 1 to Distribution Agreement, dated as of December 11,
           1996, by and among El Paso Tennessee Pipeline Co. (formerly Tenneco
           Inc.), Tenneco Inc. (formerly New Tenneco Inc.), and Newport News
           Shipbuilding Inc. (incorporated herein by reference from Exhibit
           10.2 of Tenneco Inc.'s Annual Report on Form 10-K for the year ended
           December 31, 1996, File No. 1-12387).
  10.3    --Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
           Tenneco Inc. (formerly New Tenneco Inc.), and Newport News
           Shipbuilding Inc. (incorporated herein by reference from Exhibit
           10.3 of Tenneco Inc.'s Annual Report on Form 10-K for the year ended
           December 31, 1996, File No. 1-12387).
  10.4    --Benefits Agreement, dated December 11, 1996, by and among El Paso
           Tennessee Pipeline Co. (formerly Tenneco Inc.), Tenneco Inc.
           (formerly New Tenneco Inc.), and Newport News Shipbuilding Inc.
           (incorporated herein by reference from Exhibit 10.4 of Tenneco
           Inc.'s Annual Report on Form 10-K for the year ended December 31,
           1996, File No. 1-12387).
  10.5    --Insurance Agreement, dated December 11, 1996, by and among El Paso
           Tennessee Pipeline Co. (formerly Tenneco Inc.), Tenneco Inc.
           (formerly New Tenneco Inc.), and Newport News Shipbuilding Inc.
           (incorporated herein by reference from Exhibit 10.5 of Tenneco
           Inc.'s Annual Report on Form 10-K for the year ended December 31,
           1996, File No. 1-12387).
  10.6    --Tax Sharing Agreement, dated December 11, 1996, by and among El
           Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), Newport News
           Shipbuilding Inc., Tenneco Inc. (formerly New Tenneco Inc.), and El
           Paso Natural Gas Company (incorporated herein by reference from
           Exhibit 10.6 of Tenneco Inc.'s Annual Report on Form 10-K for the
           year ended December 31, 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  10.7   --First Amendment to Tax Sharing Agreement, dated as of December 11,
          1996 among El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
          Tenneco Inc. (formerly New Tenneco Inc.) and Newport News
          Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.7 of Tenneco Inc.'s Annual Report on Form 10-K for the year ended
          December 31, 1996, File No. 1-12387).
  10.8   --Transition Services Agreement, dated June 19, 1996, by and among,
          Tenneco Business Services, Inc., El Paso Tennessee Pipeline Co.
          (formerly Tenneco Inc.) and El Paso Natural Gas Company (incorporated herein by reference from Exhibit 10.8 of Tenneco Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
  10.9   --Trademark Transition License Agreement, dated December 11, 1996, by and between Newport News Shipbuilding Inc. and Tenneco Inc. (formerly
          New Tenneco Inc.) (incorporated herein by reference from Exhibit 10.9 of Tenneco Inc.'s Annual Report on Form 10-K for the year ended
          December 31, 1996, File No. 1-12387).
  10.10  --Trademark Transition License Agreement, dated December 11, 1996, by and between Tenneco Inc. (formerly New Tenneco Inc.) and El Paso
          Tennessee Pipeline Co. (formerly Tenneco Inc.) (incorporated herein by reference from Exhibit 10.10 of Tenneco Inc.'s Annual Report on
          Form 10-K for the year ended December 31, 1996, File No. 1-12387).
 *10.11  --1997 Tenneco Inc. Board of Directors Deferred Compensation Plan.
 *10.12  -- Executive Incentive Compensation Plan.
 *10.13  --Tenneco Inc. Deferred Compensation Plan.
  10.14  --Amended and Restated Tenneco Inc. Supplemental Executive Retirement
          Plan (incorporated herein by reference from Exhibit 10.12 of
          Tenneco's Form 10, File No. 1-12387).
  10.15  --Amended and Restated Tenneco Inc. Benefit Equalization Plan
          (incorporated herein by reference from Exhibit 10.13 of Tenneco's
          Form 10, File No. 1-12387).
  10.16  --Amended and Restated Supplemental Pension Agreement, dated September
          12, 1995 between Dana G. Mead and Tenneco Inc. (incorporated herein by reference from Exhibit 10.15 of Tenneco's Form 10, File No. 1-
          12387).
  10.17  --Amended and Restated Tenneco Inc. Change in Control Severance
          Benefit Plan for Key Executives (incorporated herein by reference from Exhibit 10.16 of Tenneco's Form 10, File No. 1-12387).
  10.18  --Amended and Restated Tenneco Benefits Protection Trust (incorporated herein by reference from Exhibit 10.17 of Tenneco's Form 10, File No.
          1-12387).
  10.19  --Employment Agreement, dated June 29, 1992 between Stacy S. Dick and
          Tenneco Inc. (incorporated herein by reference from Exhibit 10.18 of
          Tenneco's Form 10, File No. 1-12387).
  10.20  --Employment Agreement, dated March 12, 1992 between Dana G. Mead and
          Tenneco Inc. (incorporated herein by reference from Exhibit 10.19 of
          Tenneco's Form 10, File No. 1-12387).
  10.21  --Employment Agreement, dated December 3, 1993 between Paul T. Stecko and Tenneco Packaging Inc. (incorporated herein by reference from
          Exhibit 10.20 of Tenneco's Form 10, File No. 1-12387).
  10.22  --Agreement, dated September 9, 1992 between Theodore R. Tetzlaff and
          Tenneco Inc. (incorporated herein by reference from Exhibit 10.21 of
          Tenneco's Form 10, File No. 1-12387).
 *10.23  --1996 Tenneco Inc. Stock Ownership Plan, as amended.
  10.24  --Amended and Restated Mill I Lease, dated as of November 4, 1996, between Credit Suisse Leasing 92A, L.P. and Tenneco Packaging Inc.
          (incorporated herein by reference from Exhibit 10.28 of Tenneco
          Inc.'s Annual Report on Form 10-K for the year ended December 31,
          1996, File No. 1-12387).
  10.25  --Amended and Restated Mill II Lease, dated as of November 4, 1996, between Credit Suisse Leasing 92A, L.P. and Tenneco Packaging Inc.
          (incorporated herein by reference from Exhibit 10.28 of Tenneco
          Inc.'s Annual Report on Form 10-K for the year ended December 31,
          1996, File No. 1-12387).
 *10.26  --Timberland Lease, dated January 31, 1991, by and between Four States
          Timber Venture and Packaging Corporation of America, as amended.

 EXHIBIT
 NUMBER                               DESCRIPTION
 -------                              -----------
  10.27  --Professional Services Agreement, dated August 22, 1996, by and between Tenneco Business Services Inc. and Newport News Shipbuilding
          Inc. (incorporated herein by reference from Exhibit 10.28 of Tenneco
          Inc.'s Form 10, File No. 1-12387).
    11   --None.
   *12   --Computation of Ratio of Earnings to Fixed Charges.
    13   --None.
    16   --None.
    18   --None.
   *21   --Subsidiaries of Tenneco Inc.
    22   --None.
   *23   --Consent of Arthur Andersen LLP.
   *24   --Powers of Attorney of the following directors of Tenneco Inc.:
                Mark Andrews
                W. Michael Blumenthal
                Larry D. Brady
                M. Kathryn Eickhoff
                Peter T. Flawn
                Henry U. Harris, Jr.
                Belton K. Johnson
                Sir David Plastow
                Roger B. Porter
                William L. Weiss
                Clifton R. Wharton, Jr.
 *27.1   --Financial Data Schedule, 12/31/97.
 *27.2   --Restated Financial Data Schedule, 9/30/97.
 *27.3   --Restated Financial Data Schedule, 6/30/97.
 *27.4   --Restated Financial Data Schedule, 3/31/97.
 *27.5   --Restated Financial Data Schedule, 12/31/96.
 *27.6   --Restated Financial Data Schedule, 9/30/96.
 *27.7   --Restated Financial Data Schedule, 6/30/96.
 *27.8   --Restated Financial Data Schedule, 3/31/96.
 *27.9   --Restated Financial Data Schedule, 12/31/95.
   28    --None.
   99    --None.

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

Date:  March 13, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                 SIGNATURE                            TITLE                 DATE
                 ---------                            -----                 ----

          /s/   Dana G. Mead                Principal Executive        March 13, 1998
___________________________________________ Officer and Director
               Dana G. Mead

         /s/ Robert T. Blakely              Principal Financial and    March 13, 1998
___________________________________________ Accounting Officer
             Robert T. Blakely

Mark Andrews, W. Michael Blumenthal, Larry  Directors
 D. Brady, M. Kathryn Eickhoff, Peter T.
 Flawn, Henry U. Harris, Jr., Belton K.
 Johnson, Sir David Plastow, Roger B.
 Porter, William L. Weiss, Clifton R.
 Wharton, Jr.

       /s/ Theodore R. Tetzlaff
By __________________________________                            March 13, 1998
          Attorney-in-fact