Form 10-Q
period 1998-03-31
TENNECO INC /DE
filed 1998-05-13
CIK 1024725

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          COMMISSION FILE NUMBER 1-12387

                            ---------------------------

                                   TENNECO INC.
              (Exact name of registrant as specified in its charter)

            DELAWARE                                               76-0515284
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                               Identification No.)
1275 KING STREET, GREENWICH, CT                                      06831
(Address of principal executive
             offices)                                              (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 863-1000

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, par value $.01 per share: 169,641,034 shares as of March 31, 1998.

================================================================================

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I--FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
     Tenneco Inc. and Consolidated Subsidiaries--
          Statements of Income..............................      2
          Statements of Cash Flows..........................      3
          Balance Sheets....................................      4
          Statements of Changes in Shareowners' Equity......      5
          Notes to Financial Statements.....................      6
     Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations.........      8
     Item 3. Quantitative and Qualitative Disclosures About
      Market Risk...........................................      *
PART II--OTHER INFORMATION
     Item 1. Legal Proceedings..............................      *
     Item 2. Changes in Securities..........................      *
     Item 3. Defaults Upon Senior Securities................      *
     Item 4. Submission of Matters to a Vote of Security
      Holders...............................................      *
     Item 5. Other Information..............................      *
     Item 6. Exhibits and Reports on Form 8-K...............     12

------------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                              CAUTIONARY STATEMENT

     Tenneco's future results may be impacted by a number of matters and uncertainties, including: (i) changes in consumer demand and prices; (ii) potential legislation or regulatory changes; (iii) material substitution and changes in the prices of raw materials; (iv) possible labor interruptions; (v) certain risks associated with operating in foreign countries, such as devaluations and fluctuations in currency exchange rates; (vi) new technologies;
(vii) changes in distribution channels or competitive conditions in the markets and countries where Tenneco operates; (viii) increases in the cost of compliance with regulations, including environmental regulations, and environmental liabilities in excess of the amount reserved; (ix) changes in capital availability or costs; (x) the ability of Tenneco and those with which it conducts business to timely resolve the Year 2000 issue (relating to potential computer and equipment failures by or at the change in the century), unanticipated costs of resolving the Year 2000 issue, and the costs and impacts if the Year 2000 issue is not timely resolved; and (xi) changes by the Financial Accounting Standards Board or other accounting regulatory bodies of authoritative generally accepted accounting principles or policies.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                               (MILLIONS EXCEPT SHARE
                                                                      AMOUNTS)
REVENUES
     Net sales and operating revenues--
          Automotive........................................  $       800   $       778
          Packaging.........................................        1,009           852
          Intergroup sales and other........................           --            (1)
                                                              -----------   -----------
                                                                    1,809         1,629
     Other income, net......................................           16            40
                                                              -----------   -----------
                                                                    1,825         1,669
                                                              -----------   -----------
COSTS AND EXPENSES
     Cost of sales (exclusive of depreciation shown
      below)................................................        1,268         1,191
     Engineering, research, and development.................           19            16
     Selling, general, and administrative...................          242           211
     Depreciation, depletion, and amortization..............          110            92
                                                              -----------   -----------
                                                                    1,639         1,510
                                                              -----------   -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY
  INTEREST..................................................          186           159
     Interest expense (net of interest capitalized).........           56            45
     Income tax expense.....................................           47            33
     Minority interest......................................            8             5
                                                              -----------   -----------
NET INCOME..................................................  $        75   $        76
                                                              ===========   ===========
PER SHARE
     Average shares of common stock outstanding--
          Basic.............................................  169,542,371   171,284,192
          Diluted...........................................  170,065,712   171,373,061
     Earnings per average share of common stock--
          Basic.............................................  $       .44   $       .44
                                                              ===========   ===========
          Diluted...........................................  $       .44   $       .44
                                                              ===========   ===========
     Cash dividends per share of common stock...............  $       .30   $       .30
                                                              ===========   ===========

  The accompanying notes to financial statements are an integral part of these statements of income.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              1998    1997
                                                              -----   -----
                                                               (MILLIONS)
OPERATING ACTIVITIES
Net income..................................................  $  75   $  76
Adjustments to reconcile net income to net cash provided
  (used) by operating activities--
     Depreciation, depletion, and amortization..............    110      92
     Deferred income taxes..................................     30      54
     Loss on sale of businesses and assets, net.............      6       6
     Changes in components of working capital--
          (Increase) decrease in receivables................    (87)    (12)
          (Increase) decrease in inventories................    (51)    (44)
          (Increase) decrease in prepayments and other
           current assets...................................    (12)    (29)
          Increase (decrease) in payables...................    (36)    (59)
          Increase (decrease) in taxes accrued..............      3     (15)
          Increase (decrease) in interest accrued...........     30      33
          Increase (decrease) in other current
           liabilities......................................    (40)   (106)
     Other..................................................    (62)    (19)
                                                              -----   -----
Net cash provided (used) by operating activities............    (34)    (23)
                                                              -----   -----
INVESTING ACTIVITIES
Net proceeds from sale of assets............................      1      --
Expenditures for plant, property, and equipment.............   (102)    (81)
Acquisition of businesses...................................     --      (1)
Investments and other.......................................     (5)     17
                                                              -----   -----
Net cash provided (used) by investing activities............   (106)    (65)
                                                              -----   -----
FINANCING ACTIVITIES
Issuance of common and treasury shares......................     13      10
Purchase of common stock....................................    (11)    (51)
Issuance of long-term debt..................................      3       2
Retirement of long-term debt................................     (3)     (3)
Net increase (decrease) in short-term debt excluding current
  maturities on long-term debt..............................    177     237
Dividends (common)..........................................    (51)    (52)
                                                              -----   -----
Net cash provided (used) by financing activities............    128     143
                                                              -----   -----
Effect of foreign exchange rate changes on cash and
  temporary cash investments................................     --      (1)
                                                              -----   -----
Increase (decrease) in cash and temporary cash
  investments...............................................    (12)     54
Cash and temporary cash investments, January 1..............     41      62
                                                              -----   -----
Cash and temporary cash investments, March 31 (Note)........  $  29   $ 116
                                                              =====   =====
Cash paid during the period for interest....................  $  31   $  13
Cash paid during the period for income taxes (net of
  refunds)..................................................  $  17   $  11

------------
Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                                MARCH 31,    DECEMBER 31,    MARCH 31,
                                                                ---------    ------------    ---------
                                                                  1998           1997          1997
                                                                ---------    ------------    ---------
                                                                              (MILLIONS)
                           ASSETS
Current assets:
    Cash and temporary cash investments.....................     $   29         $   41        $  116
    Receivables--
         Customer notes and accounts, net...................        799            729           679
         Income taxes.......................................         60             63            --
         Other..............................................         24             17            18
    Inventories--
         Finished goods.....................................        494            467           444
         Work in process....................................        116            100           106
         Raw materials......................................        252            265           249
         Materials and supplies.............................        135            118           111
    Deferred income taxes...................................         70             63           100
    Prepayments and other...................................        294            252           202
                                                                 ------         ------        ------
                                                                  2,273          2,115         2,025
                                                                 ------         ------        ------
Other assets:
    Long-term notes receivable, net.........................         47             49            17
    Goodwill and intangibles, net...........................      1,593          1,577         1,365
    Deferred income taxes...................................         53             55            51
    Pension assets..........................................        771            747           618
    Other...................................................        338            334           366
                                                                 ------         ------        ------
                                                                  2,802          2,762         2,417
                                                                 ------         ------        ------
Plant, property, and equipment, at cost.....................      5,368          5,284         4,870
    Less--Reserves for depreciation, depletion, and
      amortization..........................................      1,896          1,829         1,690
                                                                 ------         ------        ------
                                                                  3,472          3,455         3,180
                                                                 ------         ------        ------
                                                                 $8,547         $8,332        $7,622
                                                                 ======         ======        ======
            LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
    Short-term debt (including current maturities on
      long-term debt).......................................     $  476         $  278        $  472
    Trade payables..........................................        682            687           625
    Taxes accrued...........................................         97             96            78
    Accrued liabilities.....................................        323            344           262
    Other...................................................        272            256           284
                                                                 ------         ------        ------
                                                                  1,850          1,661         1,721
                                                                 ------         ------        ------
Long-term debt..............................................      2,640          2,633         2,045
                                                                 ------         ------        ------
Deferred income taxes.......................................        651            614           520
                                                                 ------         ------        ------
Postretirement benefits.....................................        233            228           171
                                                                 ------         ------        ------
Deferred credits and other liabilities......................        223            244           306
                                                                 ------         ------        ------
Commitments and contingencies
Minority interest...........................................        422            424           304
                                                                 ------         ------        ------
Shareowners' equity:
    Common stock............................................          2              2             2
    Premium on common stock and other capital surplus.......      2,690          2,679         2,652
    Cumulative translation adjustments......................       (145)          (122)          (35)
    Retained earnings (accumulated deficit).................        113             89             3
                                                                 ------         ------        ------
                                                                  2,660          2,648         2,622
    Less--Shares held as treasury stock, at cost............        132            120            67
                                                                 ------         ------        ------
                                                                  2,528          2,528         2,555
                                                                 ------         ------        ------
                                                                 $8,547         $8,332        $7,622
                                                                 ======         ======        ======

  The accompanying notes to financial statements are an integral part of these balance sheets.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                  (UNAUDITED)

                                                            THREE MONTHS ENDED MARCH 31,
                                                     -------------------------------------------
                                                             1998                   1997
                                                     --------------------   --------------------
                                                       SHARES      AMOUNT     SHARES      AMOUNT
                                                     -----------   ------   -----------   ------
                                                           (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1..................................  172,569,889   $    2   171,567,658   $    2
     Issued pursuant to benefit plans..............      280,146       --       365,679       --
                                                     -----------   ------   -----------   ------
Balance March 31...................................  172,850,035        2   171,933,337        2
                                                     ===========   ------   ===========   ------
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1..................................                 2,679                  2,642
     Premium on common stock issued pursuant to
       benefit plans...............................                    11                     10
                                                                   ------                 ------
Balance March 31...................................                 2,690                  2,652
                                                                   ------                 ------
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance January 1..................................                  (122)                    23
     Translation of foreign currency statements....                   (23)                   (70)
     Hedges of net investment in foreign
       subsidiaries (net of income taxes)..........                    --                     12
                                                                   ------                 ------
Balance March 31...................................                  (145)                   (35)
                                                                   ------                 ------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1..................................                    89                    (21)
     Net income....................................                    75                     76
     Dividends on common stock.....................                   (51)                   (52)
                                                                   ------                 ------
Balance March 31...................................                   113                      3
                                                                   ------                 ------
LESS -- COMMON STOCK HELD AS TREASURY STOCK, AT
  COST
Balance January 1..................................    2,928,189      120            --       --
     Shares acquired...............................      341,500       14     1,693,300       67
     Shares issued pursuant to benefit and dividend
       reinvestment plans..........................      (60,688)      (2)           --       --
                                                     -----------   ------   -----------   ------
Balance March 31...................................    3,209,001      132     1,693,300       67
                                                     ===========   ------   ===========   ------
     Total.........................................                $2,528                 $2,555
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

     Prior year's financial statements have been reclassified where appropriate to conform to 1998 presentations.

     (2) Tenneco is a party to various legal proceedings arising from its operations. Tenneco believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position or results of operations.

     (3) Tenneco is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. Tenneco has provided reserves for compliance with these laws and regulations where it is probable that a liability exists and where Tenneco can make a reasonable estimate of the liability. The estimated liabilities recorded are subject to change as more information becomes available regarding the magnitude of possible cleanup costs and the timing, varying costs, and effectiveness of alternative cleanup technologies. However, Tenneco believes that any additional costs which may arise as more information becomes available will not have a material adverse effect on its financial position or results of operations.

     (4) In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement will be applied prospectively and is effective for financial statements beginning after December 15, 1998. The impact of this new standard is not expected to have a significant effect on Tenneco's financial position or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for financial statements beginning after December 15, 1998. The statement requires capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Tenneco capitalizes certain costs related to start-up activities and is currently evaluating the new standard but has not yet determined the impact it will have on its financial position or results of operations.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     (5) Earnings per share of common stock outstanding were computed as follows:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    -----------------------------
                                                       1998              1997
                                                    -----------       -----------
                                                       (MILLIONS EXCEPT SHARE
                                                       AND PER SHARE AMOUNTS)
Basic Earnings Per Share--
     Net income...................................  $        75       $        76
                                                    -----------       -----------
     Average shares of common stock outstanding...  169,542,371       171,284,192
                                                    ===========       ===========
     Earnings per average share of common stock...  $       .44       $       .44
                                                    ===========       ===========
Diluted Earnings Per Share--
     Net income...................................  $        75       $        76
                                                    -----------       -----------
     Average shares of common stock outstanding...  169,542,371       171,284,192
     Effect of dilutive securities:
          Restricted stock........................       27,632                --
          Stock options...........................      250,061                --
          Performance shares......................      245,648            88,869
                                                    -----------       -----------
     Average shares of common stock outstanding
       including dilutive securities..............  170,065,712       171,373,061
                                                    ===========       ===========
     Earnings per average share of common stock...  $       .44       $       .44
                                                    ===========       ===========

     (6) Tenneco adopted Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. FAS No. 130 establishes new accounting standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other nonowner changes in equity in a given period. For the three months ended March 31, 1998 and 1997, Tenneco's comprehensive income was $52 million and $18 million, respectively.

  The above notes are an integral part of the foregoing financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Tenneco reported net income of $75 million, or 44 cents per share on a diluted basis, for the quarter ended March 31, 1998. (All references to earnings per share in this Management's Discussion and Analysis are on a diluted basis unless otherwise noted.) Net income for the first quarter of 1997 was $76 million or 44 cents per share. However, the results for the first quarter of 1997 included a one-time after-tax gain of $23 million, or $.13 per share, which resulted from the refinancing of two containerboard mill leases. Before this gain, net income for the quarter ended March 31, 1997 was $53 million, or $.31 per share. The increase from 1997 to 1998 excluding the first quarter 1997 one-time gain resulted from strong performance at both Tenneco Automotive and Tenneco Packaging. The performance at the operating units was partially offset by a higher 1998 effective tax rate and greater interest expense.

REVENUES

                                                             FIRST QUARTER
                                                       --------------------------
                                                        1998     1997    % CHANGE
                                                       ------   ------   --------
                                                               (MILLIONS)
Tenneco Automotive...................................  $  800   $  778      3%
Tenneco Packaging....................................   1,009      852     18%
Intergroup sales and other...........................      --       (1)     --
                                                       ------   ------
                                                       $1,809   $1,629     11%
                                                       ======   ======

     Tenneco Automotive's higher first quarter 1998 revenues resulted from strong sales performance and companies acquired in 1997. Volume gains added $40 million to revenue in the first quarter of 1998. These volume gains resulted from higher original equipment sales, particularly in North America and Europe. A total of 18 new vehicle launches to which Tenneco Automotive supplied parts in the first quarter of 1998 contributed to this volume increase. Worldwide, Tenneco Automotive supplies exhaust and/or ride control products on most of the top selling vehicles and is particularly strong in the fast growing North American light truck and sport utility vehicle segment. The higher original equipment sales volumes were partially offset by a soft aftermarket in both North America and Europe. Mild winter weather and declining automotive parts replacement rates contributed to the aftermarket decline. Tenneco Automotive began the North American launch of two new aftermarket product lines in the quarter, helping to lessen the impact of the soft aftermarket. The products launched were Sensa-Trac(R) with Safe-Tech(TM) shocks and struts and the Quiet-Flow(TM) muffler.

     Companies acquired in 1997, including an exhaust supplier in Mexico and a ride control joint venture in South Africa, contributed $14 million to revenue growth.

     Partially offsetting Tenneco Automotive's first quarter 1998 revenue increase was the continued impact of the strong US dollar on revenues earned in overseas markets. The impact of the strong dollar was $31 million.

     Tenneco Packaging's revenue increase occurred in both its specialty and paperboard businesses. Specialty packaging's revenues increased to $630 million in the first quarter of 1998 from $504 million in the same period of 1997. The flexible and protective packaging businesses acquired in April 1997 from NV Koninklijke KNP BT (KNP) contributed $121 million to this revenue increase. The remaining increase resulted primarily from favorable pricing in the first quarter of 1998, particularly in consumer waste bags, aluminum and stretch film.

     The paperboard packaging business earned revenues of $379 million in the first quarter of 1998, up $31 million from the first quarter of 1997. Improved pricing accounted for this revenue gain. Linerboard pricing continued its recovery from the depressed prices of early 1997.

OPERATING INCOME

                                                             FIRST QUARTER
                                                         ----------------------
                                                         1998   1997   % CHANGE
                                                         ----   ----   --------
                                                               (MILLIONS)
Tenneco Automotive.....................................  $ 89   $ 80      11%
Tenneco Packaging......................................   108     80      35%
Other..................................................   (11)    (1)      NM
                                                         ----   ----
                                                         $186   $159      17%
                                                         ====   ====

     The largest contributor to Tenneco Automotive's operating income increase was the cost reduction initiatives begun during 1997. Net of inflation and other cost changes, the cost reduction initiatives contributed $11 million to first quarter 1998 results. Acquisitions added another $2 million to first quarter results. While the increase in original equipment volumes had a positive impact on revenues, the volume declines in the aftermarket, where Tenneco earns higher margins, largely offset that positive impact at the operating income line. The strong U.S. dollar partially offset Tenneco Automotive's operating income increase, reducing operating income earned in foreign markets by $4 million for the first quarter of 1998.

     Tenneco Packaging's operating income increase occurred in both the specialty and paperboard packaging businesses. Specialty packaging's operating income increased to $74 million in the first quarter of 1998, up from $49 million in the prior year's quarter. Operating income earned from the flexible and protective packaging businesses acquired from KNP added $12 million to operating income in the quarter. Cost reduction initiatives and lower resin prices contributed $7 million of the operating income increase. The remainder of the operating income increase resulted from the improved pricing discussed under "Revenues" above combined with a more favorable product mix as unit volume sales of higher margin products increased during the quarter.

     Paperboard packaging recorded the one-time mill lease refinancing gain in the first quarter of 1997, the operating income impact of which was $38 million. Before this gain, paperboard packaging's operating income increased $41 million to $34 million in the first quarter of 1998. Improved pricing for linerboard and higher volumes in the 1998 quarter contributed $35 million to the improvement while lower costs accounted for the remainder of the operating income increase.

OTHER

     Tenneco's Other expenses increased to $11 million in the first quarter primarily as a result of costs incurred in the effort to consolidate Tenneco's North American data center operations and integrate the data center operations of recently acquired businesses. The consolidation effort will continue throughout 1998.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

     Interest expense increased $11 million for the first quarter of 1998 compared to the first quarter of 1997. This increase is primarily attributable to debt issued to finance acquisitions as well as Tenneco's share repurchase activity.

INCOME TAXES

     Tenneco's effective tax rate for the first quarter of 1998 was 36 percent compared to 29 percent in the 1997 first quarter. The 1997 first quarter rate was lower as a result of non-recurring foreign tax benefits recognized in that quarter.

MINORITY INTEREST

     Minority interest primarily represents dividends on the preferred stock of a subsidiary. The increase of $3 million in the first quarter of 1998 resulted from the dividends paid on additional subsidiary preferred stock which was issued in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

                                                              FIRST QUARTER
                                                              -------------
                                                              1998    1997
                                                              -----   -----
                                                               (MILLIONS)
Cash provided (used) by:
  Operating activities......................................  $(34)   $(23)
  Investing activities......................................  (106)    (65)
  Financing activities......................................   128     143

     Cash flow from operating activities declined by $11 million in the first quarter of 1998 compared to the same period in 1997. Income before non-cash charges for depreciation and deferred income taxes declined by $7 million in the first quarter of 1998. The lower use of cash in the components of working capital, which improved by $39 million in the first quarter of 1998 compared to the same period in 1997, offset by lower cash flow for other operating activities of $43 million in the first quarter of 1998, caused the remainder of the decline in operating cash flow.

     The increase in cash used for investing activities was principally related to a higher level of capital expenditures in the first quarter of 1998. Capital expenditures were $40 million at Automotive, $60 million at Packaging and $2 million for the consolidated data center for the first quarter of 1998, compared to $37 million at Automotive and $44 million at Packaging for the same period in 1997. Cash flow for other investing activities declined by $22 million during the first quarter of 1998. Other investing activities during the first quarter of 1997 included cash adjustments related to acquired companies which did not recur in 1998.

     Financing activities provided cash of $128 million in 1998. Tenneco incurred short-term debt financing in the first quarter of 1998 of $177 million to meet its financing needs for capital expenditures and working capital during the first quarter. This compares to $237 million in short-term debt incurred in the first quarter of 1997. Tenneco issued $13 million in common stock, primarily related to employee benefit plans, and repurchased $11 million of common stock pursuant to its share repurchase program during the first quarter of 1998. This compares to $10 million in stock issuances and $51 million in share repurchases in the first quarter of 1997. For the quarter, common stock dividends were $51 million in 1998 and $52 million in 1997.

CAPITALIZATION

                                                          MARCH 31,    DECEMBER 31,
                                                            1998           1997
                                                          ---------    ------------
                                                                 (MILLIONS)
Short-term debt.........................................   $  476         $  278
Long-term debt..........................................    2,640          2,633
Minority interest.......................................      422            424
Shareowners' equity.....................................    2,528          2,528
                                                           ------         ------
                                                           $6,066         $5,863
                                                           ======         ======

     The increase in debt for the first quarter represents the use of cash described above. Equity remained unchanged as net income for the quarter was offset by dividends, share repurchases, and cumulative translation adjustments resulting from the strong U.S. dollar. As a result of those changes, Tenneco's debt to capitalization ratio increased to 51.4 percent at March 31, 1998, from
49.7 percent at December 31, 1997.

     Tenneco believes it has adequate capital resources available to it to meet its future capital needs, including strategic acquisitions and announced share repurchases.

CHANGES IN ACCOUNTING PRINCIPLES

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement will be applied prospectively and is effective for financial statements beginning after December 15, 1998. The impact of this new standard is not expected to have a significant effect on Tenneco's financial position or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for financial statements beginning after December 15, 1998. The statement requires capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Tenneco capitalizes certain costs related to start-up activities and is currently evaluating the new standard but has not yet determined the impact on its financial position or results of operations.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

          The exhibits filed herewith are listed in the exhibit index which follows the signature page and immediately precedes the exhibits filed.

     (b) Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TENNECO INC.

                                          By:     /s/ ROBERT T. BLAKELY
                                            ------------------------------------
                                                     Robert T. Blakely
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: May 13, 1998

                                    EXHIBITS

     The following exhibits are filed with Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, or incorporated therein by reference (exhibits designated by an asterisk are filed with the Report; all other exhibits are incorporated by reference):

 EXHIBIT
 NUMBER                                DESCRIPTION
---------                              -----------
  2        --  None.
  3.1(a)   --  Restated Certificate of Incorporation of Tenneco Inc. dated
               December 11, 1996 (incorporated herein by reference from
               Exhibit 3.1(a) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1997).
  3.1(b)   --  Certificate of Designation, Preferences and Rights of Series
               A Participating Junior Preferred Stock, dated December 11,
               1996 (incorporated herein by reference from Exhibit 3.1(b)
               of Tenneco Inc.'s Annual Report on Form 10-K for the year
               ended December 31, 1997).
  3.1(c)   --  Certificate of Amendment, dated December 11, 1996
               (incorporated herein by reference from Exhibit 3.1(c) of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1997).
  3.1(d)   --  Certificate of Ownership and Merger, dated July 8, 1997
               (incorporated herein by reference from Exhibit 3.1(d) of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1997).
  3.2      --  Amended and Restated By-laws of Tenneco Inc. (incorporated herein by reference from Exhibit 3.2 of Tenneco Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1996, File No. 1-12387).
  4.1      --  Form of Specimen Stock Certificate of Tenneco Inc. Common
               Stock (incorporated herein by reference from Exhibit 4.1 of
               Tenneco Inc.'s Form 10, File No. 1-12387).
  4.2      --  Rights Agreement, dated as of December 11, 1996, by and between Tenneco Inc. (formerly New Tenneco Inc.) and First
               Chicago Trust Company of New York, as Rights Agent
               (incorporated herein by reference from Exhibit 4.2 of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1996, File No. 1-12387).
  4.3(a)   --  Indenture, dated as of November 1, 1996, between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.1 of Tenneco Inc.'s Form S-4, Registration No.
               333-14003).
  4.3(b)   --  First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(b) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(c)   --  Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(c) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(d)   --  Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(d) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(e)   --  Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(e) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                DESCRIPTION
---------                              -----------
  4.3(f)   --  Fifth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(f) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(g)   --  Sixth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(g) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(h)   --  Seventh Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(h) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(i)   --  Eighth Supplemental Indenture, dated as of April 28, 1997, to Indenture, dated as of November 1, 1996, between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.1 of Tenneco Inc.'s Current Report on Form 8-K
               dated April 23, 1997, File No. 1-12387).
  4.3(j)   --  Ninth Supplemental Indenture, dated as of April 28, 1997, to
               Indenture, dated as of November 1, 1996, between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.2 of Tenneco Inc.'s Current Report on Form 8-K
               dated April 23, 1997, File No. 1-12387).
  4.3(k)   --  Tenth Supplemental Indenture, dated as of July 16, 1997, to
               Indenture, dated as of November 1, 1996, between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.1 of Tenneco Inc.'s Current Report on Form 8-K
               dated June 11, 1997, File No. 1-12387).
 10.1      --  Distribution Agreement, dated November 1, 1996, by and among
               El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
               Tenneco Inc. (formerly New Tenneco Inc.), and Newport News
               Shipbuilding Inc. (incorporated herein by reference from
               Exhibit 2 of Tenneco Inc.'s Form 10, File No. 1-12387).
 10.2      --  Amendment No. 1 to Distribution Agreement, dated as of
               December 11, 1996, by and among El Paso Tennessee Pipeline
               Co. (formerly Tenneco Inc.), Tenneco Inc. (formerly New
               Tenneco Inc.), and Newport News Shipbuilding Inc.
               (incorporated herein by reference from Exhibit 10.2 of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1996, File No. 1-12387).
 10.3      --  Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
               Tenneco Inc.), Tenneco Inc. (formerly New Tenneco Inc.), and
               Newport News Shipbuilding Inc. (incorporated herein by
               reference from Exhibit 10.3 of Tenneco Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, File No.
               1-12387).
 10.4      --  Benefits Agreement, dated December 11, 1996, by and among El
               Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), Tenneco
               Inc. (formerly New Tenneco Inc.), and Newport News
               Shipbuilding Inc. (incorporated herein by reference from
               Exhibit 10.4 of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
 10.5      --  Insurance Agreement, dated December 11, 1996, by and among
               El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
               Tenneco Inc. (formerly New Tenneco Inc.), and Newport News
               Shipbuilding Inc. (incorporated herein by reference from
               Exhibit 10.5 of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                DESCRIPTION
---------                              -----------
 10.6      --  Tax Sharing Agreement, dated December 11, 1996, by and among
               El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
               Newport News Shipbuilding Inc., Tenneco Inc. (formerly New
               Tenneco Inc.), and El Paso Natural Gas Company (incorporated herein by reference from Exhibit 10.6 of Tenneco Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1996, File No. 1-12387).
 10.7      --  First Amendment to Tax Sharing Agreement, dated as of
               December 11, 1996 among El Paso Tennessee Pipeline Co.
               (formerly Tenneco Inc.), Tenneco Inc. (formerly New Tenneco
               Inc.) and Newport News Shipbuilding Inc. (incorporated
               herein by reference from Exhibit 10.7 of Tenneco Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1996, File No. 1-12387).
 10.8      --  Transition Services Agreement, dated June 19, 1996, by and among, Tenneco Business Services, Inc., El Paso Tennessee
               Pipeline Co. (formerly Tenneco Inc.) and El Paso Natural Gas
               Company (incorporated herein by reference from Exhibit 10.8 of Tenneco Inc.'s Annual Report on Form 10-K for the year
               ended December 31, 1996, File No. 1-12387).
 10.9      --  Trademark Transition License Agreement, dated December 11,
               1996, by and between Newport News Shipbuilding Inc. and
               Tenneco Inc. (formerly New Tenneco Inc.) (incorporated
               herein by reference from Exhibit 10.9 of Tenneco Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1996, File No. 1-12387).
 10.10     --  Trademark Transition License Agreement, dated December 11,
               1996, by and between Tenneco Inc. (formerly New Tenneco
               Inc.) and El Paso Tennessee Pipeline Co. (formerly Tenneco
               Inc.) (incorporated herein by reference from Exhibit 10.10 of Tenneco Inc.'s Annual Report on Form 10-K for the year
               ended December 31, 1996, File No. 1-12387).
 10.11     --  1997 Tenneco Inc. Board of Directors Deferred Compensation
               Plan (incorporated herein by reference from Exhibit 10.11 of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1997).
 10.12     --  Executive Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.12 of Tenneco Inc.'s Annual
               Report on Form 10-K for the year ended December 31, 1997).
 10.13     --  Tenneco Inc. Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.13 of Tenneco Inc.'s Annual
               Report on Form 10-K for the year ended December 31, 1997).
 10.14     --  Amended and Restated Tenneco Inc. Supplemental Executive
               Retirement Plan (incorporated herein by reference from
               Exhibit 10.12 of Tenneco's Form 10, File No. 1-12387).
 10.15     --  Amended and Restated Tenneco Inc. Benefit Equalization Plan
               (incorporated herein by reference from Exhibit 10.13 of
               Tenneco's Form 10, File No. 1-12387).
 10.16     --  Amended and Restated Supplemental Pension Agreement, dated
               September 12, 1995 between Dana G. Mead and Tenneco Inc.
               (incorporated herein by reference from Exhibit 10.15 of
               Tenneco's Form 10, File No. 1-12387).
 10.17     --  Amended and Restated Tenneco Inc. Change in Control
               Severance Benefit Plan for Key Executives (incorporated
               herein by reference from Exhibit 10.16 of Tenneco's Form 10,
               File No. 1-12387).
*10.18     --  Amended and Restated Tenneco Benefits Protection Trust.
 10.19     --  Employment Agreement, dated June 29, 1992 between Stacy S.
               Dick and Tenneco Inc. (incorporated herein by reference from
               Exhibit 10.18 of Tenneco's Form 10, File No. 1-12387).
 10.20     --  Employment Agreement, dated March 12, 1992 between Dana G.
               Mead and Tenneco Inc. (incorporated herein by reference from
               Exhibit 10.19 of Tenneco's Form 10, File No. 1-12387).

 EXHIBIT
 NUMBER                                DESCRIPTION
---------                              -----------
 10.21     --  Employment Agreement, dated December 3, 1993 between Paul T.
               Stecko and Tenneco Packaging Inc. (incorporated herein by
               reference from Exhibit 10.20 of Tenneco's Form 10, File No.
               1-12387).
 10.22     --  Agreement, dated September 9, 1992 between Theodore R.
               Tetzlaff and Tenneco Inc. (incorporated herein by reference from Exhibit 10.21 of Tenneco's Form 10, File No. 1-12387).
 10.23     --  1996 Tenneco Inc. Stock Ownership Plan, as amended
               (incorporated herein by reference from Exhibit 10.23 of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1997).
 10.24     --  Amended and Restated Mill I Lease, dated as of November 4,
               1996, between Credit Suisse Leasing 92A, L.P. and Tenneco
               Packaging Inc. (incorporated herein by reference from
               Exhibit 10.28 of Tenneco Inc.'s Form 10-K for the year ended
               December 31, 1996, File No. 1-12387).
 10.25     --  Amended and Restated Mill II Lease, dated as of November 4,
               1996, between Credit Suisse Leasing 92A, L.P. and Tenneco
               Packaging Inc. (incorporated herein by reference from
               Exhibit 10.29 of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
 10.26     --  Timberland Lease, dated January 31, 1991, by and between
               Four States Timber Venture and Packaging Corporation of
               America, as amended (incorporated herein by reference from
               Exhibit 10.26 of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1997).
 10.27     --  Professional Services Agreement, dated August 22, 1996, by and between Tenneco Business Services Inc. and Newport News
               Shipbuilding and Dry Dock Company (incorporated herein by
               reference from Exhibit 10.28 of Tenneco Inc.'s Form 10, File
               No. 1-12387).
*10.28     --  Termination Agreement, dated April 23, 1998, by and between
               Tenneco Business Services Inc. and Newport News Shipbuilding
               and Dry Dock Company, a wholly-owned subsidiary of Newport
               News Shipbuilding Inc., relating to Professional Services
               Agreement, dated August 22, 1996.
 11        --  None.
*12        --  Computation of Ratio of Earnings to Fixed Charges.
 15        --  None.
 18        --  None.
 19        --  None.
 22        --  None.
 24        --  None.
*27.1      --  Financial Data Schedule.
 28        --  None.
 99        --  None.

-------------------------
Note: Exhibits designated by an asterisk are filed with this Report; all others are incorporated by reference.

                                  Tenneco Logo