Form 10-Q
period 1998-06-30
TENNECO INC /DE
filed 1998-08-14
CIK 1024725

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     Common Stock, par value $.01 per share: 168,198,208 shares as of June 30, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I--FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
     Tenneco Inc. and Consolidated Subsidiaries--
          Statements of Income..............................      2
          Statements of Cash Flows..........................      3
          Balance Sheets....................................      4
          Statements of Changes in Shareowners' Equity......      5
          Notes to Financial Statements.....................      6
     Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations.........      8
     Item 3. Quantitative and Qualitative Disclosures About
      Market Risk...........................................      *
PART II--OTHER INFORMATION
     Item 1. Legal Proceedings..............................      *
     Item 2. Changes in Securities..........................      *
     Item 3. Defaults Upon Senior Securities................      *
     Item 4. Submission of Matters to Vote of Security
      Holders...............................................     15
     Item 5. Other Information..............................     15
     Item 6. Exhibits and Reports on Form 8-K...............     15

------------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                 CAUTIONARY STATEMENT AND "SAFE HARBOR" OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q contains forward-looking statements regarding: (i) the development of strategic alternatives to include among the options the separation of the automotive and packaging businesses into stand-alone entities and the separation of the containerboard packaging business from the specialty packaging business; (ii) a cost reduction program and the expected savings therefrom; (iii) the Year 2000 issue (relating to potential equipment and computer failures by or at the change in the century); and (iv) capital resources. See "Recent Developments," "Liquidity and Capital Resources -- Capitalization" and "Year 2000" under "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements are based on the current expectations of Tenneco (as defined below). Because forward-looking statements involve risks and uncertainties, Tenneco's plans, actions and actual results could differ materially. Among the factors that could cause plans, actions and results to differ materially from current expectations are: (i) the general economic, political and competitive conditions in markets and countries where Tenneco operates, including currency fluctuations and other risks associated with operating in foreign countries and changes in distribution channels; (ii) governmental actions, including the ability to receive regulatory approvals and the timing of such approvals; (iii) changes in capital availability or costs; (iv) results of analysis regarding strategic alternatives; (v) changes in consumer demand and prices, including decreases in demand for Tenneco products and the resulting negative impact on Tenneco's revenues and margins from such products; (vi) the cost of compliance with changes in regulations, including environmental regulations; (vii) workforce factors such as strikes or labor interruptions; (viii) material substitutions or increases in the costs of Tenneco's raw materials; (ix) Tenneco's ability to integrate operations of acquired businesses quickly and in a cost-effective manner; (x) new technologies; (xi) the ability of Tenneco and those with which it conducts business to timely resolve the Year 2000 issue, unanticipated costs of, problems with or delays in resolving the Year 2000 issue, and the costs and impacts if the Year 2000 issue is not timely resolved; (xii) changes by the Financial Accounting Standards Board or other accounting regulatory bodies of authoritative generally accepted accounting principles or policies; and (xiii) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond Tenneco's control.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      JUNE 30,                      JUNE 30,
                                             --------------------------    --------------------------
                                                1998           1997           1998           1997
                                             -----------    -----------    -----------    -----------
                                                  (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
     Net sales and operating revenues--
          Automotive.......................  $       864    $       873    $     1,664    $     1,651
          Packaging........................        1,133          1,019          2,142          1,871
          Intergroup sales and other.......           (1)            --             (1)            (1)
                                             -----------    -----------    -----------    -----------
                                                   1,996          1,892          3,805          3,521
     Other income, net.....................           32              1             48             41
                                             -----------    -----------    -----------    -----------
                                                   2,028          1,893          3,853          3,562
                                             -----------    -----------    -----------    -----------
COSTS AND EXPENSES
     Cost of sales (exclusive of
       depreciation shown below)...........        1,380          1,338          2,648          2,529
     Engineering, research, and
       development.........................           11             18             30             34
     Selling, general, and
       administrative......................          251            234            493            445
     Depreciation, depletion, and
       amortization........................          110             91            220            183
                                             -----------    -----------    -----------    -----------
                                                   1,752          1,681          3,391          3,191
                                             -----------    -----------    -----------    -----------
INCOME BEFORE INTEREST EXPENSE, INCOME
  TAXES, AND MINORITY INTEREST.............          276            212            462            371
     Interest expense (net of interest
       capitalized)........................           61             53            117             98
     Income tax expense....................           70             49            117             82
     Minority interest.....................            8              6             16             11
                                             -----------    -----------    -----------    -----------
NET INCOME.................................  $       137    $       104    $       212    $       180
                                             ===========    ===========    ===========    ===========
PER SHARE
     Average shares of common stock
       outstanding--
          Basic............................  169,174,444    169,779,760    169,341,555    170,590,721
          Diluted..........................  169,869,703    170,170,076    169,936,676    170,908,529
     Earnings per average share of common
       stock--
          Basic............................  $       .81    $       .61    $      1.25    $      1.05
                                             ===========    ===========    ===========    ===========
          Diluted..........................  $       .81    $       .61    $      1.25    $      1.05
                                             ===========    ===========    ===========    ===========
     Cash dividends per share of common
       stock...............................  $       .30    $       .30    $       .60    $       .60
                                             ===========    ===========    ===========    ===========

  The accompanying notes to financial statements are an integral part of these statements of income.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               SIX MONTHS
                                                                  ENDED
                                                                JUNE 30,
                                                              -------------
                                                              1998    1997
                                                              -----   -----
                                                               (MILLIONS)
OPERATING ACTIVITIES
Net income..................................................  $ 212   $ 180
Adjustments to reconcile net income to net cash provided
  (used) by operating activities--
     Depreciation, depletion, and amortization..............    220     183
     Deferred income taxes..................................     88      71
     (Gain)/loss on sale of businesses and assets, net......     (6)     10
     Changes in components of working capital--
          (Increase) decrease in receivables................   (182)   (126)
          (Increase) decrease in inventories................    (21)    (20)
          (Increase) decrease in prepayments and other
           current assets...................................     (8)    (54)
          Increase (decrease) in payables...................     (2)    (88)
          Increase (decrease) in taxes accrued..............     22     (20)
          Increase (decrease) in interest accrued...........     --      28
          Increase (decrease) in other current
           liabilities......................................    (51)    (90)
     Other..................................................    (94)    (60)
                                                              -----   -----
Net cash provided (used) by operating activities............    178      14
                                                              -----   -----
INVESTING ACTIVITIES
Net proceeds from sale of businesses and assets.............     17       7
Expenditures for plant, property, and equipment.............   (232)   (202)
Acquisition of businesses...................................    (58)   (289)
Investments and other.......................................    (41)    (52)
                                                              -----   -----
Net cash provided (used) by investing activities............   (314)   (536)
                                                              -----   -----
FINANCING ACTIVITIES
Issuance of common and treasury shares......................     27      20
Purchase of common stock....................................    (82)    (90)
Issuance of long-term debt..................................      3     593
Retirement of long-term debt................................    (15)     (5)
Net increase (decrease) in short-term debt excluding current
  maturities on long-term debt..............................    294     126
Dividends on common stock...................................   (102)   (102)
                                                              -----   -----
Net cash provided (used) by financing activities............    125     542
                                                              -----   -----
Effect of foreign exchange rate changes on cash and
  temporary cash investments................................     --      (1)
                                                              -----   -----
Increase (decrease) in cash and temporary cash
  investments...............................................    (11)     19
Cash and temporary cash investments, January 1..............     41      62
                                                              -----   -----
Cash and temporary cash investments, June 30 (Note).........  $  30   $  81
                                                              =====   =====
Cash paid during the period for interest....................  $ 127   $  80
Cash paid during the period for income taxes (net of
  refunds)..................................................  $  (5)  $  42

------------
Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                                JUNE 30,    DECEMBER 31,    JUNE 30,
                                                                --------    ------------    --------
                                                                  1998          1997          1997
                                                                --------    ------------    --------
                                                                             (MILLIONS)
                           ASSETS
Current assets:
    Cash and temporary cash investments.....................     $   30        $   41        $   81
    Receivables--
         Customer notes and accounts, net...................        888           729           808
         Income taxes.......................................         22            63            --
         Other..............................................         58            17            35
    Inventories--
         Finished goods.....................................        480           467           500
         Work in process....................................        120           100            95
         Raw materials......................................        238           265           227
         Materials and supplies.............................        135           118           114
    Deferred income taxes...................................         78            63            86
    Prepayments and other...................................        283           252           201
                                                                 ------        ------        ------
                                                                  2,332         2,115         2,147
                                                                 ------        ------        ------
Other assets:
    Long-term notes receivable, net.........................         47            49            41
    Goodwill and intangibles, net...........................      1,607         1,577         1,578
    Deferred income taxes...................................         54            55           113
    Pension assets..........................................        796           747           681
    Other...................................................        339           334           415
                                                                 ------        ------        ------
                                                                  2,843         2,762         2,828
                                                                 ------        ------        ------
Plant, property, and equipment, at cost.....................      5,501         5,284         5,029
    Less--Reserves for depreciation, depletion, and
      amortization..........................................      1,968         1,829         1,747
                                                                 ------        ------        ------
                                                                  3,533         3,455         3,282
                                                                 ------        ------        ------
                                                                 $8,708        $8,332        $8,257
                                                                 ======        ======        ======
            LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
    Short-term debt (including current maturities on
      long-term debt).......................................     $  591        $  278        $  437
    Trade payables..........................................        716           687           603
    Taxes accrued...........................................         77            96            72
    Accrued liabilities.....................................        315           344           282
    Other...................................................        235           256           293
                                                                 ------        ------        ------
                                                                  1,934         1,661         1,687
                                                                 ------        ------        ------
Long-term debt..............................................      2,626         2,633         2,663
                                                                 ------        ------        ------
Deferred income taxes.......................................        714           614           519
                                                                 ------        ------        ------
Postretirement benefits.....................................        238           228           211
                                                                 ------        ------        ------
Deferred credits and other liabilities......................        215           244           326
                                                                 ------        ------        ------
Commitments and contingencies
Minority interest...........................................        422           424           313
                                                                 ------        ------        ------
Shareowners' equity:
    Common stock............................................          2             2             2
    Premium on common stock and other capital surplus.......      2,699         2,679         2,659
    Cumulative translation adjustments......................       (142)         (122)          (91)
    Retained earnings.......................................        199            89            56
                                                                 ------        ------        ------
                                                                  2,758         2,648         2,626
    Less--Common stock held as treasury stock, at cost......        199           120            88
                                                                 ------        ------        ------
                                                                  2,559         2,528         2,538
                                                                 ------        ------        ------
                                                                 $8,708        $8,332        $8,257
                                                                 ======        ======        ======

  The accompanying notes to financial statements are an integral part of these balance sheets.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                     -------------------------------------------
                                                             1998                   1997
                                                     --------------------   --------------------
                                                       SHARES      AMOUNT     SHARES      AMOUNT
                                                     -----------   ------   -----------   ------
                                                           (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1..................................  172,569,889   $    2   171,567,658   $    2
     Issued pursuant to benefit plans..............      539,220       --       534,867       --
                                                     -----------   ------   -----------   ------
Balance June 30....................................  173,109,109        2   172,102,525        2
                                                     ===========   ------   ===========   ------
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1..................................                 2,679                  2,642
     Premium on common stock issued pursuant to
       benefit plans...............................                    20                     17
                                                                   ------                 ------
Balance June 30....................................                 2,699                  2,659
                                                                   ------                 ------
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance January 1..................................                  (122)                    23
     Translation of foreign currency statements....                   (20)                  (127)
     Hedges of net investment in foreign
       subsidiaries (net of income taxes)..........                    --                     13
                                                                   ------                 ------
Balance June 30....................................                  (142)                   (91)
                                                                   ------                 ------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1..................................                    89                    (21)
     Net income....................................                   212                    180
     Dividends on common stock.....................                  (102)                  (103)
                                                                   ------                 ------
Balance June 30....................................                   199                     56
                                                                   ------                 ------
LESS -- COMMON STOCK HELD AS TREASURY STOCK, AT
  COST
Balance January 1..................................    2,928,189      120            --       --
     Shares acquired...............................    2,202,423       88     2,288,200       90
     Shares issued pursuant to benefit and dividend
       reinvestment plans..........................     (219,711)      (9)      (65,020)      (2)
                                                     -----------   ------   -----------   ------
Balance June 30....................................    4,910,901      199     2,223,180       88
                                                     ===========   ------   ===========   ------
     Total.........................................                $2,559                 $2,538
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

     (2) On July 21, 1998, Tenneco announced that its Board of Directors had authorized management to develop a broad range of strategic alternatives designed to better realize the long-term value of its businesses for shareowners to include among the options the separation of the automotive and packaging businesses into stand-alone entities and the separation of its containerboard packaging business from its specialty packaging business. Among the options for separation of the containerboard business are a sale, merger, spin-off, initial public offering or strategic alliance. Finally, Tenneco announced a cost reduction program expected to realize approximately $100 million in annual savings.

     (3) Tenneco is a party to various legal proceedings arising from its operations. Tenneco believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position or results of operations.

     (4) Tenneco is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. Tenneco has provided reserves for compliance with these laws and regulations where it is probable that a liability exists and where Tenneco can make a reasonable estimate of the liability. The estimated liabilities recorded are subject to change as more information becomes available regarding the magnitude of possible cleanup costs and the timing, varying costs, and effectiveness of alternative cleanup technologies. However, Tenneco believes that any additional costs which may arise as more information becomes available will not have a material adverse effect on its financial position or results of operations.

     (5) In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement will be applied prospectively and is effective for fiscal years beginning after December 15, 1998. The impact of this new standard is not expected to have a significant effect on Tenneco's financial position or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. The statement requires capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Tenneco capitalizes certain costs related to start-up activities and is currently evaluating the new standard but has not yet determined the impact it will have on its financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that every derivative instrument

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

(including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement will be applied prospectively and is effective for all fiscal years beginning after June 15, 1999. Tenneco is currently evaluating the new standard but has not yet determined the impact it will have on its financial position or results of operations.

     (6) Earnings per share of common stock outstanding were computed as follows:

                                              THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                              ----------------------------    --------------------------
                                                  1998            1997           1998           1997
                                              ------------    ------------    -----------    -----------
                                                    (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic Earnings Per Share--
     Net income...........................    $       137     $       104     $       212    $       180
                                              -----------     -----------     -----------    -----------
     Average shares of common stock
       outstanding........................    169,174,444     169,779,760     169,341,555    170,590,721
                                              ===========     ===========     ===========    ===========
     Earnings per average share of common
       stock..............................    $       .81     $       .61     $      1.25    $      1.05
                                              ===========     ===========     ===========    ===========
Diluted Earnings Per Share--
     Net income...........................    $       137     $       104     $       212    $       180
                                              -----------     -----------     -----------    -----------
     Average shares of common stock
       outstanding........................    169,174,444     169,779,760     169,341,555    170,590,721
     Effect of dilutive securities:
          Restricted stock................         52,224              --          39,512             --
          Stock options...................        364,170         306,630         296,498        234,122
          Performance shares..............        278,865          83,686         259,111         83,686
                                              -----------     -----------     -----------    -----------
     Average shares of common stock
       outstanding including dilutive
       securities.........................    169,869,703     170,170,076     169,936,676    170,908,529
                                              ===========     ===========     ===========    ===========
     Earnings per average share of common
       stock..............................    $       .81     $       .61     $      1.25    $      1.05
                                              ===========     ===========     ===========    ===========

     (7) Tenneco adopted FAS No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. FAS No. 130 establishes new accounting standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity in a given period. For the three months ended June 30, 1998 and 1997, Tenneco's comprehensive income is $140 million and $48 million, respectively. For the six months ended June 30, 1998 and 1997, Tenneco's comprehensive income is $192 million and $66 million, respectively.

  The above notes are an integral part of the foregoing financial statements.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     On July 21, 1998 Tenneco Inc. announced that its Board of Directors had authorized management to develop a broad range of strategic alternatives designed to better realize the long-term value of its businesses for shareowners to include among the options the separation of the automotive and packaging businesses into stand-alone entities and the separation of its containerboard packaging business from its specialty packaging business. Among the options for separation of the containerboard business are a sale, merger, spin-off, initial public offering or strategic alliance. Finally, Tenneco Inc. announced a cost reduction program expected to realize approximately $100 million in annual savings.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998 AND 1997

     Tenneco Inc. and its consolidated subsidiaries ("Tenneco") reported net income of $137 million, or 81 cents per share on a diluted basis, for the quarter ended June 30, 1998. (All references to earnings per share in this Management's Discussion and Analysis are on a diluted basis unless otherwise noted.) Net income for the second quarter of 1997 was $104 million, or 61 cents per share. The earnings improvement resulted from strong performance by Tenneco Automotive's North American and European original equipment ("OE") business and growth in the specialty and paperboard packaging businesses of Tenneco Packaging. The results for the second quarter of 1998 also included a pretax gain of $15 million, or 5 cents per share, on the sale of Tenneco Packaging's remaining 20 percent interest in a recycled paperboard joint venture with Caraustar Industries. The improved performance at the operating divisions for the second quarter of 1998 compared to the same period in 1997 was partially offset by a higher effective tax rate and an increased level of interest expense.

Revenues

                                                               SECOND QUARTER
                                                       ------------------------------
                                                        1998        1997     % CHANGE
                                                       ------      ------    --------
                                                           (MILLIONS)
Tenneco Automotive.................................    $  864      $  873       (1%)
Tenneco Packaging..................................     1,133       1,019       11%
Intergroup sales and other.........................        (1)         --       --
                                                       ------      ------
                                                       $1,996      $1,892        5%
                                                       ======      ======

     Tenneco Automotive's slightly lower second quarter 1998 revenues resulted primarily from strong OE sales offset by lower aftermarket sales. Tenneco Automotive's original equipment business in North America and Europe continued its strong growth resulting from placement of ride control and exhaust parts on more new vehicle platforms and greater part content per vehicle. While overall OE volumes were up, a General Motors strike, which began in June, had a slight negative impact on second quarter 1998 OE revenues as Tenneco Automotive decreased its shipments to GM. Overall, higher OE volumes added $42 million to revenues in 1998's second quarter compared to the second quarter of 1997. Lower volumes in the aftermarket, where Tenneco Automotive continues to operate in a generally weak global environment, offset this positive trend. Second quarter volumes were also affected substantially by Tenneco Automotive's effort during the second quarter to work with its customers to reduce their inventory levels and improve their cash management. Overall, lower volumes in the aftermarket decreased revenues in the second quarter of 1998 by $45 million compared to the same period last year.

     Other Tenneco Automotive revenue increases during the second quarter of 1998 compared to 1997 were revenues of $16 million earned by companies acquired since the second quarter of 1997 and the net positive change due to pricing improvements and product mix of $5 million. The effects of the strong U.S. dollar on revenues earned in overseas markets reduced second quarter 1998 revenues by $27 million compared to the same period in 1997.

     Tenneco Packaging's revenue increase occurred in both its paperboard and specialty packaging businesses. Specialty packaging's revenue increased to $731 million in the second quarter of 1998 from $669 million in the same period of 1997. Businesses acquired since the second quarter of 1997, primarily Richter Manufacturing, a leading producer of protective packaging for the western United States which was acquired in May 1998, contributed $11 million of this increase. In addition, the protective and flexible packaging businesses of NV Koninklijke KNP BT ("KNP BT") acquired in April 1997, performed strongly, contributing $36 million to the revenue increase. Volume increases in specialty packaging's consumer business accounted for the majority of the remaining revenue improvement. Tenneco Packaging Hefty OneZip(R) bags and consumer tableware both experienced an increase in unit volume sales.

     Revenues in the paperboard packaging business climbed to $402 million in the second quarter of 1998 from $350 million in the second quarter of 1997. This increase was due in large part to pricing improvements in linerboard, medium and corrugated boxes. Industry average prices as reported in Pulp and Paper Weekly were up $85 per ton for linerboard and $102 per ton for medium for the second quarter of 1998 compared to the same period of 1997. In addition to the pricing improvements, volume shipments were up slightly in the second quarter of 1998 compared to the same period in 1997.

Operating Income

                                                             SECOND QUARTER
                                                        -------------------------
                                                        1998      1997   % CHANGE
                                                        ----      ----   --------
                                                          (MILLIONS)
Tenneco Automotive....................................  $130      $131      (1%)
Tenneco Packaging.....................................   150        82      83%
Other.................................................    (4)       (1)     NM
                                                        ----      ----
                                                        $276      $212      30%
                                                        ====      ====

     Tenneco Automotive's second quarter 1998 operating income was essentially equal with the second quarter of 1997's record performance. While the net revenue impact of higher OE volumes and lower aftermarket volumes was small, the shift in volumes from the higher margin aftermarket business to the lower margin OE business had a negative impact on operating income. This volume shift combined with the lower volumes shipped to GM during the strike reduced operating income in the second quarter of 1998 by $17 million compared to the same period in 1997. The strong U.S. dollar also reduced operating income by $4 million. Tenneco Automotive was largely able to offset those operating income declines, however, through the positive impacts of its cost reduction program and the net benefits from the pricing and product mix changes discussed under Revenues above.

     Both Tenneco Packaging's specialty and paperboard businesses reported higher operating income in the second quarter of 1998. Operating income in the specialty packaging business increased to $101 million from $90 million in the second quarter of 1997. The primary contributor to this improvement was the volume increases discussed previously that contributed $6 million to the second quarter 1998 higher operating income. The protective and flexible packaging businesses acquired from KNP BT in April 1997 contributed increased operating income of $5 million in the second quarter of 1998 compared to 1997. Acquisitions made since the second quarter of 1997, including Richter Manufacturing, contributed an additional $2 million in operating income. Partially offsetting these operating income increases were small pricing decreases in some of specialty packaging's products and higher promotional expenses. Lower variable cost of $12 million due to favorable raw material pricing was offset by increased fixed costs, including depreciation and warehousing costs.

     Excluding the $15 million pretax gain on the sale of paperboard's remaining 20 percent interest in a recycled paperboard joint venture with Caraustar Industries, the paperboard business operating income improved to $34 million in the second quarter of 1998 from a loss of $8 million in the second quarter of last year. This improvement is due largely to the improved pricing environment for linerboard, medium and corrugated boxes discussed previously. In addition, the volume increase, which occurred primarily in corrugated shipments, contributed to the operating income improvement.

Interest Expense (net of interest capitalized)

     Interest expense increased $8 million during the second quarter of 1998 over the same period last year. This increase is primarily attributable to debt issued to finance Tenneco's capital needs, including acquisitions and its share repurchase activity.

Income Taxes

     Tenneco's effective tax rate for the second quarter of 1998 was 33 percent compared to 31 percent for the second quarter of 1997. The 1997 second quarter rate was lower than the statutory rate as a result of non-recurring foreign tax benefits recognized in that quarter. The second quarter 1998 effective tax rate was lower than the statutory rate as a result of certain non-recurring state tax benefits.

Minority Interest

     Minority interest primarily represents dividends on the preferred stock of a subsidiary. The increase of $2 million in the second quarter of 1998 resulted from the dividends paid on additional subsidiary preferred stock which was issued in December 1997.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Revenues

                                                         SIX MONTHS ENDED JUNE 30,
                                                       ------------------------------
                                                        1998        1997     % CHANGE
                                                       ------      ------    --------
                                                           (MILLIONS)
Tenneco Automotive.................................    $1,664      $1,651        1%
Tenneco Packaging..................................     2,142       1,871       14%
Intergroup sales and other.........................        (1)         (1)      --
                                                       ------      ------
                                                       $3,805      $3,521        8%
                                                       ======      ======

     Tenneco Automotive's revenue increase for the first half of 1998 was due to volume gains, acquisition performance and favorable net pricing gains, partially offset by the negative impact of the strong U.S. dollar on revenues earned in overseas markets. Similar to the second quarter discussion above, volumes were up in Tenneco Automotive's North American and European OE business due to new platform launches and greater parts content per vehicle. The OE volume growth added $107 million to the six month 1998 revenue increase. Aftermarket volumes were down due to a soft aftermarket and the second quarter 1998 customer inventory adjustment effort, reducing revenues by $70 million for the first half of 1998 compared to the same period in 1997.

     On a year to date basis, acquisitions have added $30 million to Tenneco Automotive revenues. The remaining revenue change for the first half of 1998 compared to the 1997 period, a decrease of $54 million, was primarily due to the impact of the strong U.S. dollar on revenues earned in overseas markets.

     Tenneco Packaging's specialty and paperboard packaging businesses both contributed revenue increases in the six month period ended June 30, 1998. Specialty packaging's revenue increased to $1,361 million in 1998 from $1,173 million in 1997. The flexible and protective packaging businesses acquired from KNP BT in April 1997 contributed $157 million of this increase while other acquisitions contributed $11 million. Favorable pricing in the first quarter of 1998, particularly in consumer waste bags, aluminum and stretch film, combined with volume growth in the second quarter as discussed previously, provided the balance of the revenue increase for the first half of 1998 compared to the first half of 1997.

     Paperboard packaging's revenues climbed to $781 million for the first half of 1998 from $698 million for the same period in 1997. This gain was primarily due to pricing improvements as linerboard, medium and corrugated box pricing continued to recover from the depressed prices in early 1997. Additionally, the volume increase in corrugated box shipments previously discussed contributed to higher revenues.

Operating Income

                                                          SIX MONTHS ENDED JUNE 30,
                                                          --------------------------
                                                          1998      1997    % CHANGE
                                                          ----      ----    --------
                                                            (MILLIONS)
Tenneco Automotive....................................    $219      $211        4%
Tenneco Packaging.....................................     258       162       59%
Other.................................................     (15)       (2)      NM
                                                          ----      ----
                                                          $462      $371       25%
                                                          ====      ====

     Tenneco Automotive's year to date operating income improvement resulted from its cost reduction program and the net change in pricing and product mix for the first half of 1998, partially offset by the volume changes discussed above and the strong U.S. dollar. While the revenue increases from the higher OE volumes more than offset the lower aftermarket volumes, the shift from higher margin sales in the aftermarket to lower margin OE sales combined with the effects of the GM strike had a net negative impact on operating income of $21 million for the first six months of 1998. Additionally, the strong U.S. dollar reduced operating income $8 million for the first half of 1998 compared to the same 1997 period. However, Tenneco Automotive's cost reduction efforts and the positive operating income impact of the pricing and mix changes previously discussed more than offset the volume and currency impacts.

     Tenneco Packaging again had improvements in the operating income of both the specialty and the paperboard businesses. Operating income for the specialty packaging business increased from $139 million in the first six months of 1997 to $175 million in the same period of 1998. The protective and flexible packaging businesses acquired from KNP BT in April 1997 contributed $17 million of this increase while other acquisitions contributed $2 million. Cost reduction initiatives and lower raw material prices contributed $18 million in improved operating income for the first six months of 1998 over the same period in 1997. Improved pricing through the first six months of 1998 combined with volume increases were offset by increased fixed costs, including depreciation and warehousing costs.

     The paperboard packaging business reported operating income of $83 million for the first six months of 1998 compared to $23 million in the comparable 1997 period. The results for 1998 included the $15 million pretax gain on the sale of the remaining interest in a joint venture as discussed previously, while the 1997 period included a $38 million gain on a mill lease refinancing transaction. Absent these one-time items, operating income would have been $68 million in the 1998 period compared to a $15 million loss in the 1997 period. Similar to the second quarter results discussed previously, improved pricing and a volume increase drove the improvement.

Interest Expense (net of interest capitalized)

     Interest expense for the first six months of 1998 increased $19 million over the same period in 1997 due to higher debt levels to finance Tenneco's capital needs, including acquisitions and its share repurchase program.

Income Taxes

     Tenneco's effective tax rate for the first six months of 1998 was 34 percent compared to 30 percent in the comparable 1997 period. The 1997 rate was lower than the statutory rate as a result of non-recurring foreign tax benefits recognized in that period. The 1998 effective tax rate was lower than the statutory rate as a result of certain non-recurring tax benefits derived from state tax planning opportunities.

Minority Interest

     Minority interest primarily represents dividends on the preferred stock of a subsidiary. The increase of $5 million in the first six months of 1998 resulted from the dividends paid on additional subsidiary preferred stock which was issued in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                -----------------
                                                                1998        1997
                                                                -----       -----
                                                                   (MILLIONS)
Cash provided (used) by:
  Operating activities......................................    $ 178       $  14
  Investing activities......................................     (314)       (536)
  Financing activities......................................      125         542

     Cash flow from operating activities improved by $164 million for the first six months of 1998 compared to the same period in 1997. Income before non-cash depreciation and deferred income taxes charges and gains or losses on the sale of businesses and assets increased by $70 million in the first six months of 1998 over the 1997 period. Cash used in the components of working capital also declined during the first half of 1998 compared to the same period in 1997, contributing $128 million to the operating cash flow improvement. This improvement was driven by a lower use of cash in the 1998 period for prepayments and other current assets, payment of accounts payable and accrued taxes, and payment of other current liabilities.

     Cash used in investing activities declined by $222 million for the first half of 1998 compared to 1997. The largest contributor to this decrease is the lower level of cash spent for acquisitions of businesses in 1998. Acquisitions of $58 million in 1998 have included Richter Manufacturing, which was purchased in May 1998, while acquisitions of $289 million for the first six months of 1997 primarily related to the flexible and protective packaging businesses of KNP BT acquired in April 1997. Capital expenditures during the first six months of 1998 were $80 million at Automotive, $144 million at Packaging and $8 million primarily related to the consolidated data center. This compares to capital expenditures for the first six months of 1997 of $86 million at Automotive and $117 million at Packaging.

     Cash provided by financing activities was down by $417 million for the first half of 1998 compared to the same period in 1997. This primarily reflects lower incremental borrowings during 1998 to fund acquisitions. Tenneco issued a net $714 million of combined long-term and short-term debt during the first half of 1997, which was $432 million greater than Tenneco issued during the first half of 1998. Other 1998 financing activities included the sale of common and treasury shares, primarily related to employee benefit plans, of $27 million and the repurchase of $82 million of common stock pursuant to its share repurchase program. Comparable 1997 activity was the sale of $20 million in common stock primarily related to employee benefit plans and the repurchase of $90 million in common stock under the share repurchase program. Tenneco paid dividends on its common stock of $102 million in each of the 1998 and 1997 six month periods.

Capitalization

                                                      JUNE 30, 1998    DECEMBER 31, 1997
                                                      -------------    -----------------
                                                                  (MILLIONS)
Short-term debt...................................       $  591             $  278
Long-term debt....................................        2,626              2,633
Minority interest.................................          422                424
Shareowners' equity...............................        2,559              2,528
                                                         ------             ------
                                                         $6,198             $5,863
                                                         ======             ======

     The increase in debt for the first six months of 1998 represents the use of cash for acquisitions, share repurchases and other activity as described under Cash Flow above. Shareowners' equity increased during the first half of 1998 as net income and the sale of shares for employee benefit plan purposes exceeded dividends, share repurchases and the negative impact of cumulative translation adjustments resulting from the strong U.S. dollar. As a result of these debt and equity changes, Tenneco's debt to capitalization ratio at June 30, 1998 was 51.9 percent compared to 49.7 percent at December 31, 1997.

     Tenneco believes it has adequate capital resources available to meet its future capital needs, including strategic acquisitions and announced share repurchases.

CHANGES IN ACCOUNTING PRINCIPLES

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement will be applied prospectively and is effective for fiscal years beginning after December 15, 1998. The impact of this new standard is not expected to have a significant effect on Tenneco's financial position or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. The statement requires capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Tenneco capitalizes certain costs related to start-up activities and is currently evaluating the new standard but has not yet determined the impact on its financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement will be applied prospectively and is effective for all fiscal years beginning after June 15, 1999. Tenneco is currently evaluating the new standard but has not yet determined the impact it will have on its financial position or results of operations.

YEAR 2000

     Many computer software systems, as well as certain hardware and equipment utilizing date-sensitive data, were structured to use a two-digit date field meaning that they will not be able to properly recognize dates in the Year 2000. Tenneco's significant technology transformation projects are addressing the Year 2000 issue in those areas where replacement systems are being installed for other business reasons. Where existing systems and equipment are expected to remain in place beyond 1999, Tenneco has a detailed process in place to identify and assess Year 2000 issues and to remediate, replace or establish alternative procedures addressing non-Year 2000 compliant systems, hardware and equipment.

     Tenneco continues to inventory its systems and equipment including computer systems and business applications as well as date-sensitive technology embedded in its equipment and facilities; plan for and undertake remediation, replacement or alternative procedures for non-compliant Year 2000 systems and equipment; and test remediated, replaced or alternative procedures for systems and equipment. It expects to substantially complete the inventory by September 30, 1998. Tenneco is in the process of confirming that none of its products are date-sensitive. Remediation, replacement or alternative procedures for systems and equipment are being undertaken on a business priority basis. This is ongoing and has been completed at some plants. The process will continue and, depending upon the business unit, is targeted to be completed, in most cases, sometime during the fourth quarter of 1998 and the first through the third quarters of 1999 with testing to occur in the same time frame. Also, Tenneco is contacting its major customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be able to resolve in a timely manner Year 2000 problems affecting Tenneco. As part of its planning and readiness activities in the remainder of 1998 and 1999, Tenneco intends to address and develop Year 2000 contingency plans for critical business processes.

     Based upon current estimates, Tenneco believes it will incur costs which may range from approximately $50 to $60 million during 1998 and 1999 to address Year 2000 issues and implement the necessary changes to its existing systems and equipment. As of June 30, 1998, approximately $5 million of the costs have already been incurred. These costs are being expensed as they are incurred, except that in certain instances Tenneco may determine that replacing existing computer systems or equipment may be more effective and efficient, particularly where additional functionality is available. These replacements would be capitalized and would reduce the estimated 1998 and 1999 expense associated with Year 2000 issues.

     In the event Tenneco is unable to complete the remediation, replacement or alternative procedures for critical systems and equipment in a timely manner or if those with whom Tenneco conducts business are unsuccessful in implementing timely solutions, Year 2000 issues could have a material adverse effect on Tenneco's results of operations. At this time, the potential effect in the event Tenneco and/or third parties are unable to timely resolve Year 2000 problems is not determinable, however, Tenneco believes it will be able to resolve its own Year 2000 issues.

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareowners of the Company was held on May 12, 1998. The following matters were voted upon at the meeting and the votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, as to each such matter is also included:

          (a) Elections of directors for a term to expire at the year 2001 Annual Meeting of Shareowners:

                                                            FOR       WITHHELD
                                                        -----------   ---------
Larry D. Brady........................................  140,698,250   9,933,054
M. Kathryn Eickhoff...................................  140,725,355   9,905,949
Dana G. Mead..........................................  140,684,718   9,946,586
Roger G. Porter.......................................  140,688,429   9,942,875

          (b) To approve the appointment of Arthur Andersen LLP as independent public accountants for Tenneco Inc. for the year 1998:

    FOR      AGAINST  ABSTAINED  BROKER NON-VOTE
-----------  -------  ---------  ---------------
149,589,313  612,448   429,543         -0-

          (c) To approve of a stockholder proposal concerning voting of proxies:

   FOR        AGAINST    ABSTAINED  BROKER NON-VOTE
----------  -----------  ---------  ---------------
14,817,119  120,298,503  4,140,369    11,375,313

ITEM 5. OTHER INFORMATION

     New SEC Rule 14a-4(c) -- On May 21, 1998 the Securities and Exchange Commission ("SEC") adopted amendments to Rule 14a-4(c) under the Securities Exchange Act of 1934. Generally, under new Rule 14a-4(c), a proxy may confer discretionary authority to vote on any matter in the event that, among other situations, the Company did not have notice of the matter at least 45 days before the month and day on which the Company's proxy materials were mailed for the prior year's annual meeting. For the 1999 Annual Meeting of Shareowners, this date would be February 15, 1999 (45 days before April 1 -- the date of mailing of the 1998 proxy materials). This is in addition to the date for submission of business at the Annual Meeting of Shareowners under the Company's By-laws which require, among other things, that notice of any matter be received by the Company at its principal executive offices not less than 50 nor more than 75 days prior to the date of the meeting, except that if less than 65 days' notice or prior public disclosure of the meeting date is given or made to shareowners, notice of the matter must be received not later than the close of business on the 15th day following the date of notice or public disclosure of the meeting date, whichever occurs first. The requirement under the new SEC Rule is also in addition to the deadline under SEC Rule 14a-8(e) for submission of matters to be considered for inclusion in the Company's proxy statement (December 2, 1998 for the 1999 Annual Meeting of Shareowners).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

          The exhibits filed herewith are listed in the exhibit index which follows the signature page and immediately precedes the exhibits filed.

     (b) Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

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

                                          TENNECO INC.

                                          By:     /s/ ROBERT T. BLAKELY
                                            ------------------------------------
                                                     Robert T. Blakely
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: August 14, 1998

                                    EXHIBITS

     The following exhibits are filed with Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, or incorporated therein by reference (exhibits designated by an asterisk are filed with the Report; all other exhibits are incorporated by reference):

 EXHIBIT
 NUMBER                                DESCRIPTION
---------                              -----------
  2        --  None.
  3.1(a)   --  Restated Certificate of Incorporation of Tenneco Inc. dated
               December 11, 1996 (incorporated herein by reference from
               Exhibit 3.1(a) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1997).
  3.1(b)   --  Certificate of Designation, Preferences and Rights of Series
               A Participating Junior Preferred Stock, dated December 11,
               1996 (incorporated herein by reference from Exhibit 3.1(b)
               of Tenneco Inc.'s Annual Report on Form 10-K for the year
               ended December 31, 1997).
  3.1(c)   --  Certificate of Amendment, dated December 11, 1996
               (incorporated herein by reference from Exhibit 3.1(c) of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1997).
  3.1(d)   --  Certificate of Ownership and Merger, dated July 8, 1997
               (incorporated herein by reference from Exhibit 3.1(d) of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1997).
  3.2      --  Amended and Restated By-laws of Tenneco Inc. (incorporated herein by reference from Exhibit 3.2 of Tenneco Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1996, File No. 1-12387).
  4.1      --  Form of Specimen Stock Certificate of Tenneco Inc. Common
               Stock (incorporated herein by reference from Exhibit 4.1 of
               Tenneco Inc.'s Form 10, File No. 1-12387).
  4.2      --  Rights Agreement, dated as of December 11, 1996, by and between Tenneco Inc. (formerly New Tenneco Inc.) and First
               Chicago Trust Company of New York, as Rights Agent
               (incorporated herein by reference from Exhibit 4.2 of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1996, File No. 1-12387).
  4.3(a)   --  Indenture, dated as of November 1, 1996, between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.1 of Tenneco Inc.'s Form S-4, Registration No.
               333-14003).
  4.3(b)   --  First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(b) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(c)   --  Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(c) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(d)   --  Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(d) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(e)   --  Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(e) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                DESCRIPTION
---------                              -----------
  4.3(f)   --  Fifth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(f) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(g)   --  Sixth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(g) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(h)   --  Seventh Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(h) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(i)   --  Eighth Supplemental Indenture, dated as of April 28, 1997, to Indenture, dated as of November 1, 1996, between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.1 of Tenneco Inc.'s Current Report on Form 8-K
               dated April 23, 1997, File No. 1-12387).
  4.3(j)   --  Ninth Supplemental Indenture, dated as of April 28, 1997, to
               Indenture, dated as of November 1, 1996, between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.2 of Tenneco Inc.'s Current Report on Form 8-K
               dated April 23, 1997, File No. 1-12387).
  4.3(k)   --  Tenth Supplemental Indenture, dated as of July 16, 1997, to
               Indenture, dated as of November 1, 1996, between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.1 of Tenneco Inc.'s Current Report on Form 8-K
               dated June 11, 1997, File No. 1-12387).
 10.1      --  Distribution Agreement, dated November 1, 1996, by and among
               El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
               Tenneco Inc. (formerly New Tenneco Inc.), and Newport News
               Shipbuilding Inc. (incorporated herein by reference from
               Exhibit 2 of Tenneco Inc.'s Form 10, File No. 1-12387).
 10.2      --  Amendment No. 1 to Distribution Agreement, dated as of
               December 11, 1996, by and among El Paso Tennessee Pipeline
               Co. (formerly Tenneco Inc.), Tenneco Inc. (formerly New
               Tenneco Inc.), and Newport News Shipbuilding Inc.
               (incorporated herein by reference from Exhibit 10.2 of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1996, File No. 1-12387).
 10.3      --  Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
               Tenneco Inc.), Tenneco Inc. (formerly New Tenneco Inc.), and
               Newport News Shipbuilding Inc. (incorporated herein by
               reference from Exhibit 10.3 of Tenneco Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, File No.
               1-12387).
 10.4      --  Benefits Agreement, dated December 11, 1996, by and among El
               Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), Tenneco
               Inc. (formerly New Tenneco Inc.), and Newport News
               Shipbuilding Inc. (incorporated herein by reference from
               Exhibit 10.4 of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
 10.5      --  Insurance Agreement, dated December 11, 1996, by and among
               El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
               Tenneco Inc. (formerly New Tenneco Inc.), and Newport News
               Shipbuilding Inc. (incorporated herein by reference from
               Exhibit 10.5 of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                DESCRIPTION
---------                              -----------
 10.6      --  Tax Sharing Agreement, dated December 11, 1996, by and among
               El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
               Newport News Shipbuilding Inc., Tenneco Inc. (formerly New
               Tenneco Inc.), and El Paso Natural Gas Company (incorporated herein by reference from Exhibit 10.6 of Tenneco Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1996, File No. 1-12387).
 10.7      --  First Amendment to Tax Sharing Agreement, dated as of
               December 11, 1996 among El Paso Tennessee Pipeline Co.
               (formerly Tenneco Inc.), Tenneco Inc. (formerly New Tenneco
               Inc.) and Newport News Shipbuilding Inc. (incorporated
               herein by reference from Exhibit 10.7 of Tenneco Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1996, File No. 1-12387).
 10.8      --  Transition Services Agreement, dated June 19, 1996, by and among, Tenneco Business Services, Inc., El Paso Tennessee
               Pipeline Co. (formerly Tenneco Inc.) and El Paso Natural Gas
               Company (incorporated herein by reference from Exhibit 10.8 of Tenneco Inc.'s Annual Report on Form 10-K for the year
               ended December 31, 1996, File No. 1-12387).
 10.9      --  Trademark Transition License Agreement, dated December 11,
               1996, by and between Newport News Shipbuilding Inc. and
               Tenneco Inc. (formerly New Tenneco Inc.) (incorporated
               herein by reference from Exhibit 10.9 of Tenneco Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1996, File No. 1-12387).
 10.10     --  Trademark Transition License Agreement, dated December 11,
               1996, by and between Tenneco Inc. (formerly New Tenneco
               Inc.) and El Paso Tennessee Pipeline Co. (formerly Tenneco
               Inc.) (incorporated herein by reference from Exhibit 10.10 of Tenneco Inc.'s Annual Report on Form 10-K for the year
               ended December 31, 1996, File No. 1-12387).
 10.11     --  1997 Tenneco Inc. Board of Directors Deferred Compensation
               Plan (incorporated herein by reference from Exhibit 10.11 of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1997).
 10.12     --  Executive Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.12 of Tenneco Inc.'s Annual
               Report on Form 10-K for the year ended December 31, 1997).
 10.13     --  Tenneco Inc. Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.13 of Tenneco Inc.'s Annual
               Report on Form 10-K for the year ended December 31, 1997).
 10.14     --  Amended and Restated Tenneco Inc. Supplemental Executive
               Retirement Plan (incorporated herein by reference from
               Exhibit 10.12 of Tenneco's Form 10, File No. 1-12387).
 10.15     --  Amended and Restated Tenneco Inc. Benefit Equalization Plan
               (incorporated herein by reference from Exhibit 10.13 of
               Tenneco's Form 10, File No. 1-12387).
 10.16     --  Amended and Restated Supplemental Pension Agreement, dated
               September 12, 1995 between Dana G. Mead and Tenneco Inc.
               (incorporated herein by reference from Exhibit 10.15 of
               Tenneco's Form 10, File No. 1-12387).
 10.17     --  Amended and Restated Tenneco Inc. Change in Control
               Severance Benefit Plan for Key Executives (incorporated
               herein by reference from Exhibit 10.16 of Tenneco's Form 10,
               File No. 1-12387).
 10.18     --  Amended and Restated Tenneco Benefits Protection Trust
               (incorporated herein by reference from Exhibit 10.18 of
               Tenneco's Quarterly Report on Form 10-Q for the quarter
               ended March 31, 1998).
 10.19     --  Employment Agreement, dated March 12, 1992 between Dana G.
               Mead and Tenneco Inc. (incorporated herein by reference from
               Exhibit 10.19 of Tenneco's Form 10, File No. 1-12387).
 10.20     --  Employment Agreement, dated December 3, 1993 between Paul T.
               Stecko and Tenneco Packaging Inc. (incorporated herein by
               reference from Exhibit 10.20 of Tenneco's Form 10, File No.
               1-12387).

 EXHIBIT
 NUMBER                                DESCRIPTION
---------                              -----------
 10.21     --  Agreement, dated September 9, 1992 between Theodore R.
               Tetzlaff and Tenneco Inc. (incorporated herein by reference from Exhibit 10.21 of Tenneco's Form 10, File No. 1-12387).
*10.22     --  Release Agreement dated July 6, 1998 between Stacy S. Dick,
               Pamela Dick and Tenneco Management Company
 10.23     --  1996 Tenneco Inc. Stock Ownership Plan, as amended
               (incorporated herein by reference from Exhibit 10.23 of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1997).
 10.24     --  Amended and Restated Mill I Lease, dated as of November 4,
               1996, between Credit Suisse Leasing 92A, L.P. and Tenneco
               Packaging Inc. (incorporated herein by reference from
               Exhibit 10.28 of Tenneco Inc.'s Form 10-K for the year ended
               December 31, 1996, File No. 1-12387).
 10.25     --  Amended and Restated Mill II Lease, dated as of November 4,
               1996, between Credit Suisse Leasing 92A, L.P. and Tenneco
               Packaging Inc. (incorporated herein by reference from
               Exhibit 10.29 of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
 10.26     --  Timberland Lease, dated January 31, 1991, by and between
               Four States Timber Venture and Packaging Corporation of
               America, as amended (incorporated herein by reference from
               Exhibit 10.26 of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1997).
 10.27     --  Professional Services Agreement, dated August 22, 1996, by and between Tenneco Business Services Inc. and Newport News
               Shipbuilding and Dry Dock Company (incorporated herein by
               reference from Exhibit 10.28 of Tenneco Inc.'s Form 10, File
               No. 1-12387).
 10.28     --  Termination Agreement, dated April 23, 1998, by and between
               Tenneco Business Services Inc. and Newport News Shipbuilding
               and Dry Dock Company, a wholly-owned subsidiary of Newport
               News Shipbuilding Inc., relating to Professional Services
               Agreement, dated August 22, 1996 (incorporated herein by
               reference from Exhibit 10.28 of Tenneco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
 11        --  None.
*12        --  Computation of Ratio of Earnings to Fixed Charges.
 15        --  None.
 18        --  None.
 19        --  None.
 22        --  None.
 24        --  None.
*27.1      --  Financial Data Schedule.
 28        --  None.
 99        --  None.

-------------------------
Note: Exhibits designated by an asterisk are filed with this Report; all others are incorporated by reference.

                                  Tenneco Logo