Form 10-Q
period 1998-09-30
TENNECO INC /DE
filed 1998-11-10
CIK 1024725

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          COMMISSION FILE NUMBER 1-12387

                            ---------------------------

                                   TENNECO INC.
              (Exact name of registrant as specified in its charter)

            DELAWARE                                              76-0515284
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1275 KING STREET, GREENWICH, CT
(Address of principal executive                                      06831
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

     Common Stock, par value $.01 per share: 170,136,624 shares as of September 30, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I--FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
     Tenneco Inc. and Consolidated Subsidiaries--
          Statements of Income..............................      2
          Statements of Cash Flows..........................      3
          Balance Sheets....................................      4
          Statements of Changes in Shareowners' Equity......      5
          Notes to Financial Statements.....................      6
     Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations.........      9
     Item 3. Quantitative and Qualitative Disclosures About
      Market Risk...........................................      *
PART II--OTHER INFORMATION
     Item 1. Legal Proceedings..............................      *
     Item 2. Changes in Securities..........................      *
     Item 3. Defaults Upon Senior Securities................      *
     Item 4. Submission of Matters to Vote of Security
      Holders...............................................      *
     Item 5. Other Information..............................      *
     Item 6. Exhibits and Reports on Form 8-K...............     16

------------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                 CAUTIONARY STATEMENT AND "SAFE HARBOR" OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q contains forward-looking statements regarding: (i) capital resources; (ii) the development of strategic alternatives to include among the options the separation of the automotive and packaging businesses and the separation of the containerboard packaging business from the specialty packaging business; (iii) a cost reduction program and the expected savings therefrom; (iv) the adoption of a new accounting standard regarding start-up costs; and (v) the Year 2000 issue (relating to potential equipment and computer failures by or at the change in the century). See "Liquidity and Capital Resources -- Capitalization", "Strategic Alternatives Analysis and Expected Fourth Quarter Charges", "Changes in Accounting Principles", and "Year 2000" under "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements are based on the current expectations of Tenneco (as defined below). Because forward-looking statements involve risks and uncertainties, Tenneco's plans, actions and actual results could differ materially. Among the factors that could cause plans, actions and results to differ materially from current expectations are: (i) the general economic, political and competitive conditions in markets and countries where Tenneco operates, including currency fluctuations and other risks associated with operating in foreign countries and changes in distribution channels; (ii) governmental actions, including the ability to receive regulatory approvals and the timing of such approvals; (iii) changes in capital availability or costs; (iv) results of analysis regarding strategic alternatives; (v) changes in consumer demand and prices, including decreases in demand for Tenneco products and its customers' products and the resulting negative impact on Tenneco's revenues and margins from such products; (vi) the cost of compliance with changes in regulations, including environmental regulations; (vii) workforce factors such as strikes or labor interruptions;
(viii) material substitutions or increases in the costs of Tenneco's raw materials; (ix) Tenneco's ability to integrate operations of acquired businesses quickly and in a cost-effective manner; (x) new technologies; (xi) the ability of Tenneco and those with whom it conducts business to timely resolve the Year 2000 issue, unanticipated costs of, problems with or delays in resolving the Year 2000 issue, and the costs and impacts if the Year 2000 issue is not timely resolved; (xii) changes by the Financial Accounting Standards Board or other accounting regulatory bodies of authoritative generally accepted accounting principles or policies; and (xiii) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond Tenneco's control.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                             --------------------------    --------------------------
                                                1998           1997           1998           1997
                                             -----------    -----------    -----------    -----------
                                                  (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
     Net sales and operating revenues--
          Automotive.......................  $       804    $       785    $     2,468    $     2,436
          Packaging........................        1,113          1,045          3,255          2,916
          Intergroup sales and other.......           (2)             1             (3)            --
                                             -----------    -----------    -----------    -----------
                                                   1,915          1,831          5,720          5,352
     Other income, net.....................           15             24             51             65
                                             -----------    -----------    -----------    -----------
                                                   1,930          1,855          5,771          5,417
                                             -----------    -----------    -----------    -----------
COSTS AND EXPENSES
     Cost of sales (exclusive of
       depreciation shown below)...........        1,342          1,311          3,985          3,840
     Engineering, research, and
       development.........................           13             20             43             54
     Selling, general, and
       administrative......................          254            208            740            653
     Depreciation, depletion, and
       amortization........................          115             90            335            273
                                             -----------    -----------    -----------    -----------
                                                   1,724          1,629          5,103          4,820
                                             -----------    -----------    -----------    -----------
INCOME BEFORE INTEREST EXPENSE, INCOME
  TAXES, AND MINORITY INTEREST.............          206            226            668            597
     Interest expense (net of interest
       capitalized)........................           61             59            178            157
     Income tax expense....................           34             56            151            138
     Minority interest.....................            8              6             24             17
                                             -----------    -----------    -----------    -----------
NET INCOME.................................  $       103    $       105    $       315    $       285
                                             ===========    ===========    ===========    ===========
PER SHARE
     Average shares of common stock
       outstanding--
          Basic............................  167,985,657    169,953,649    168,929,776    170,419,819
          Diluted..........................  168,282,244    170,922,477    169,383,927    170,952,697
     Earnings per average share of common
       stock--
          Basic............................  $       .62    $       .62    $      1.87    $      1.67
                                             ===========    ===========    ===========    ===========
          Diluted..........................  $       .62    $       .62    $      1.86    $      1.67
                                             ===========    ===========    ===========    ===========
     Cash dividends per share of common
       stock...............................  $       .30    $       .30    $       .90    $       .90
                                             ===========    ===========    ===========    ===========

  The accompanying notes to financial statements are an integral part of these statements of income.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                              1998    1997
                                                              -----   -----
                                                               (MILLIONS)
OPERATING ACTIVITIES
Net income..................................................  $ 315   $ 285
Adjustments to reconcile net income to net cash provided
  (used) by operating activities--
     Depreciation, depletion, and amortization..............    335     273
     Deferred income taxes..................................    150     148
     (Gain)/loss on sale of businesses and assets, net......    (17)     14
     Changes in components of working capital--
          (Increase) decrease in receivables................   (177)   (114)
          (Increase) decrease in inventories................    (29)    (40)
          (Increase) decrease in prepayments and other
           current assets...................................    (13)    (63)
          Increase (decrease) in payables...................    (21)    (71)
          Increase (decrease) in taxes accrued..............    (33)    (48)
          Increase (decrease) in interest accrued...........     30      58
          Increase (decrease) in other current
           liabilities......................................    (36)   (113)
     Other..................................................   (139)   (108)
                                                              -----   -----
Net cash provided (used) by operating activities............    365     221
                                                              -----   -----
INVESTING ACTIVITIES
Net proceeds from sale of businesses and assets.............     22      17
Expenditures for plant, property, and equipment.............   (340)   (324)
Acquisition of businesses...................................    (81)   (308)
Investments and other.......................................    (78)    (61)
                                                              -----   -----
Net cash provided (used) by investing activities............   (477)   (676)
                                                              -----   -----
FINANCING ACTIVITIES
Issuance of common and treasury shares......................     39      35
Purchase of common stock....................................   (104)    (90)
Issuance of long-term debt..................................      3     596
Retirement of long-term debt................................    (18)     (9)
Net increase (decrease) in short-term debt excluding current
  maturities on long-term debt..............................    328      55
Dividends on common stock...................................   (152)   (154)
                                                              -----   -----
Net cash provided (used) by financing activities............     96     433
                                                              -----   -----
Effect of foreign exchange rate changes on cash and
  temporary cash investments................................      3      --
                                                              -----   -----
Increase (decrease) in cash and temporary cash
  investments...............................................    (13)    (22)
Cash and temporary cash investments, January 1..............     41      62
                                                              -----   -----
Cash and temporary cash investments, September 30 (Note)....  $  28   $  40
                                                              =====   =====
Cash paid during the period for interest....................  $ 162   $ 113
Cash paid during the period for income taxes (net of
  refunds)..................................................  $  25   $  61

------------
Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                                SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                                                -------------    ------------    -------------
                                                                    1998             1997            1997
                                                                -------------    ------------    -------------
                                                                                  (MILLIONS)
                           ASSETS
Current assets:
    Cash and temporary cash investments.....................       $   28           $   41          $   40
    Receivables--
         Customer notes and accounts, net...................          875              729             795
         Income taxes.......................................           27               63              67
         Other..............................................          101               17              29
    Inventories--
         Finished goods.....................................          482              467             495
         Work in process....................................          144              100              95
         Raw materials......................................          235              265             247
         Materials and supplies.............................          134              118             117
    Deferred income taxes...................................           33               63              99
    Prepayments and other...................................          277              252             206
                                                                   ------           ------          ------
                                                                    2,336            2,115           2,190
                                                                   ------           ------          ------
Other assets:
    Long-term notes receivable, net.........................           47               49              43
    Goodwill and intangibles, net...........................        1,609            1,577           1,628
    Deferred income taxes...................................           50               55              56
    Pension assets..........................................          819              747             707
    Other...................................................          385              334             418
                                                                   ------           ------          ------
                                                                    2,910            2,762           2,852
                                                                   ------           ------          ------
Plant, property, and equipment, at cost.....................        5,640            5,284           5,141
    Less--Reserves for depreciation, depletion, and
      amortization..........................................        2,050            1,829           1,795
                                                                   ------           ------          ------
                                                                    3,590            3,455           3,346
                                                                   ------           ------          ------
                                                                   $8,836           $8,332          $8,388
                                                                   ======           ======          ======
            LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
    Short-term debt (including current maturities on
      long-term debt).......................................       $  629           $  278          $  370
    Trade payables..........................................          710              687             608
    Taxes accrued...........................................           27               96             110
    Accrued liabilities.....................................          394              344             295
    Other...................................................          204              256             316
                                                                   ------           ------          ------
                                                                    1,964            1,661           1,699
                                                                   ------           ------          ------
Long-term debt..............................................        2,623            2,633           2,638
                                                                   ------           ------          ------
Deferred income taxes.......................................          729              614             619
                                                                   ------           ------          ------
Postretirement benefits.....................................          244              228             211
                                                                   ------           ------          ------
Deferred credits and other liabilities......................          188              244             310
                                                                   ------           ------          ------
Commitments and contingencies
Minority interest...........................................          424              424             313
                                                                   ------           ------          ------
Shareowners' equity:
    Common stock............................................            2                2               2
    Premium on common stock and other capital surplus.......        2,704            2,679           2,670
    Cumulative translation adjustments......................          (84)            (122)           (101)
    Retained earnings.......................................          253               89             111
                                                                   ------           ------          ------
                                                                    2,875            2,648           2,682
    Less--Common stock held as treasury stock, at cost......          211              120              84
                                                                   ------           ------          ------
                                                                    2,664            2,528           2,598
                                                                   ------           ------          ------
                                                                   $8,836           $8,332          $8,388
                                                                   ======           ======          ======

  The accompanying notes to financial statements are an integral part of these balance sheets.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                  (UNAUDITED)

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------------------
                                                             1998                   1997
                                                     --------------------   --------------------
                                                       SHARES      AMOUNT     SHARES      AMOUNT
                                                     -----------   ------   -----------   ------
                                                           (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1..................................  172,569,889   $    2   171,567,658   $    2
     Issued pursuant to benefit plans..............      918,710       --       795,108       --
                                                     -----------   ------   -----------   ------
Balance September 30...............................  173,488,599        2   172,362,766        2
                                                     ===========   ------   ===========   ------
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1..................................                 2,679                  2,642
     Premium on common stock issued pursuant to
       benefit plans...............................                    25                     28
                                                                   ------                 ------
Balance September 30...............................                 2,704                  2,670
                                                                   ------                 ------
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance January 1..................................                  (122)                    23
     Translation of foreign currency statements....                    38                   (139)
     Hedges of net investment in foreign
       subsidiaries (net of income taxes)..........                    --                     15
                                                                   ------                 ------
Balance September 30...............................                   (84)                  (101)
                                                                   ------                 ------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1..................................                    89                    (21)
     Net income....................................                   315                    285
     Dividends on common stock.....................                  (151)                  (153)
                                                                   ------                 ------
Balance September 30...............................                   253                    111
                                                                   ------                 ------
LESS -- COMMON STOCK HELD AS TREASURY STOCK, AT
  COST
Balance January 1..................................    2,928,189      120            --       --
     Shares acquired...............................    2,765,808      107     2,288,200       90
     Shares issued pursuant to benefit and dividend
       reinvestment plans..........................     (402,916)     (16)     (169,410)      (6)
                                                     -----------   ------   -----------   ------
Balance September 30...............................    5,291,081      211     2,118,790       84
                                                     ===========   ------   ===========   ------
     Total.........................................                $2,664                 $2,598
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

     (2) Tenneco continues to develop a broad range of strategic alternatives designed to better realize the long-term value of its businesses for shareowners as originally announced on July 21, 1998. Among the options are the separation of the automotive and packaging businesses and the separation of the containerboard packaging business from the specialty packaging business. The options for separation of the containerboard business include a sale, merger, spin-off, initial public offering, or strategic alliance. Tenneco intends to publicly announce any transactions which may result from the strategic alternatives analysis as those transactions develop.

     Additionally, Tenneco announced that it expects to record a $95 to $105 million pre-tax charge in the fourth quarter of 1998 to recognize the expense of a planned cost reduction program.

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

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. The statement requires capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Tenneco capitalizes certain costs related to start-up activities, primarily engineering costs for new automobile original equipment platforms. Tenneco expects to record an after-tax charge for the cumulative effect of this change in accounting principle upon adoption that it estimates will be in the range of $75 to $85 million. Tenneco currently expects to adopt this new accounting principle in the first quarter of 1999.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for all fiscal years beginning after June 15, 1999. Tenneco is currently evaluating the new standard but has not yet determined the impact it will have on its financial position or results of operations.

     (6) Earnings per share of common stock outstanding were computed as follows:

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                              --------------------------    --------------------------
                                                 1998           1997           1998           1997
                                              -----------    -----------    -----------    -----------
                                                   (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic Earnings Per Share--
     Net income...........................    $       103    $       105    $       315    $       285
                                              -----------    -----------    -----------    -----------
     Average shares of common stock
       outstanding........................    167,985,657    169,953,649    168,929,776    170,419,819
                                              ===========    ===========    ===========    ===========
     Earnings per average share of common
       stock..............................    $       .62    $       .62    $      1.87    $      1.67
                                              ===========    ===========    ===========    ===========
Diluted Earnings Per Share--
     Net income...........................    $       103    $       105    $       315    $       285
                                              -----------    -----------    -----------    -----------
     Average shares of common stock
       outstanding........................    167,985,657    169,953,649    168,929,776    170,419,819
     Effect of dilutive securities:
          Restricted stock................         40,697          3,228         44,438             --
          Stock options...................         30,450        883,202        164,921        450,480
          Performance shares..............        225,440         82,398        244,792         82,398
                                              -----------    -----------    -----------    -----------
     Average shares of common stock
       outstanding including dilutive
       securities.........................    168,282,244    170,922,477    169,383,927    170,952,697
                                              ===========    ===========    ===========    ===========
     Earnings per average share of common
       stock..............................    $       .62    $       .62    $      1.86    $      1.67
                                              ===========    ===========    ===========    ===========

     In August 1998, Tenneco established a grantor trust and issued 1.9 million shares of common stock to the trust. The trust is consolidated in Tenneco's financial statements and the shares are reflected in the financial statements as treasury stock. Consequently, the shares of common stock issued to the trust are not considered to be outstanding in the computation of earnings per share.

     On September 9, 1998, Tenneco adopted a Qualified Offer Rights Plan and established an independent Board committee to review the Plan every three years. The Qualified Offer Rights Plan was adopted to deter coercive takeover tactics and to prevent a potential acquiror from gaining control of Tenneco in a transaction which is not in the best interests of Tenneco shareholders. Generally, under the Plan, if a person becomes the beneficial owner of 20% or more of Tenneco's outstanding common stock, other than pursuant to a "qualified offer", each right will entitle its holder to purchase, at the right's exercise price, a number of shares of common

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

stock of Tenneco or, under certain circumstances, of the acquiring person having a market value of twice the right's exercise price. Rights held by the 20 percent holder will become void and will not be exercisable.

     The rights will not become exercisable in connection with a "qualified offer," which is an all-cash tender offer for all outstanding common stock that is fully financed, remains open for a period of at least 60 business days, results in the offeror owning at least 85% of the common stock after consummation of the offer, assures a prompt second-step acquisition of shares not purchased in the initial offer at the same price as the initial offer and meets certain other requirements.

     In connection with the adoption of the Qualified Offer Rights Plan, the Board of Directors also adopted a "TIDE" (Three-year Independent Director Evaluation) mechanism. Under the TIDE mechanism, an independent Board committee will review, on an ongoing basis, the Qualified Offer Rights Plan and developments in rights plans generally, and, if it deems appropriate, recommend modification or termination of the Qualified Offer Rights Plan. The independent committee will report to Tenneco's Board at least every three years as to whether the Qualified Offer Rights Plan continues to be in the best interests of Tenneco's shareholders.

     (7) Tenneco adopted FAS No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. FAS No. 130 establishes new accounting standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity in a given period. For the three months ended September 30, 1998 and 1997, Tenneco's comprehensive income is $161 million and $95 million, respectively. For the nine months ended September 30, 1998 and 1997, Tenneco's comprehensive income is $353 million and $161 million, respectively.

  The above notes are an integral part of the foregoing financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

     Tenneco Inc. and its consolidated subsidiaries ("Tenneco") reported net income of $103 million, or 62 cents per share on a diluted basis, for the quarter ended September 30, 1998. (All references to earnings per share in this Management's Discussion and Analysis are on a diluted basis unless otherwise noted.) Net income for the third quarter of 1997 was $105 million, or 62 cents per share. Tenneco Packaging showed a 29% increase in its income before interest, taxes, and minority interest ("operating income"), while Tenneco Automotive's operating income declined by 28%. Costs in Tenneco's Other category increased by $18 million. As a result, operating income declined by 9% for the three months ended September 30, 1998 compared to the year earlier period. These operating income changes were offset by a lower effective tax rate in the 1998 third quarter.

Revenues

                                                               THIRD QUARTER
                                                        ----------------------------
                                                         1998      1997     % CHANGE
                                                        ------    ------    --------
                                                           (MILLIONS)
Tenneco Automotive..................................    $  804    $  785       2%
Tenneco Packaging...................................     1,113     1,045       7%
Intergroup sales and other..........................        (2)        1       --
                                                        ------    ------
                                                        $1,915    $1,831       5%
                                                        ======    ======

     Tenneco Automotive's third quarter 1998 revenue increase primarily reflected the volume growth in the original equipment portion of Automotive's business, partially offset by continued weakness in the aftermarket portion of the business. Despite lower shipments to GM in the quarter due to the effects of the GM strike, Automotive's volume growth in original equipment contributed $48 million in increased revenues for the third quarter of 1998. Revenue growth in the quarter also came from $3 million in revenues earned by companies acquired since the third quarter of 1997. Lower volumes shipped to Automotive's aftermarket customers during the quarter, reflecting softness particularly in the North American aftermarket and continued high levels of customer inventory, reduced third quarter 1998 revenues by approximately $35 million. The remainder of the third quarter revenue change resulted from several factors, the most significant of which was a product mix change. This reflects Automotive's introduction of entry level and mid-priced products to serve additional segments of the marketplace.

     Tenneco Packaging's specialty and paperboard packaging businesses both contributed revenue increases during the third quarter of 1998 compared to the same period in 1997. Specialty packaging's revenue grew from $679 million in the three months ended September 30, 1997, to $701 million in the 1998 period. Specialty packaging showed unit volume growth in most product lines. Volume growth, however, was not fully reflected in revenue growth as declining resin costs resulted in lower product pricing to customers. Acquisitions made since the third quarter of 1997, primarily Richter Manufacturing, a leading producer of protective packaging for the western United States which was acquired in May 1998, contributed $15 million to the revenue increase.

     Revenues in the paperboard packaging business increased by $46 million to $412 million in the third quarter of 1998 over the comparable 1997 period. Pricing improvements contributed $28 million to 1998 third quarter revenue improvements. Volume increases, primarily at the corrugated box plants, contributed the remainder of the revenue improvement.

Operating Income

                                                               THIRD QUARTER
                                                        ----------------------------
                                                        1998       1997    % CHANGE
                                                        ----       ----    ---------
                                                          (MILLIONS)
Tenneco Automotive..................................    $ 86       $119       (28%)
Tenneco Packaging...................................     138        107        29%
Other...............................................     (18)        --         NM
                                                        ----       ----
                                                        $206       $226        (9%)
                                                        ====       ====

     Tenneco Automotive's operating income performance for the third quarter of 1998 compared to the same period in 1997 reflected the same primary factors as revenues. Despite the effects of the GM strike, the original equipment business showed strong volume, partially offsetting the impact of the weak aftermarket. Overall, volume changes from the third quarter of 1997 to the third quarter of 1998 reduced operating income by $13 million. Higher promotional costs and product mix and pricing changes, mostly in the aftermarket, further reduced operating income by $8 million in the third quarter of 1998. Operating income in the third quarter of 1997 included $10 million related to the favorable resolution of a legal action and a net reduction of $4 million in certain reserves, primarily related to ongoing reorganization initiatives which had proceeded more rapidly and efficiently than planned, allowing Automotive to adjust its cost estimates for completing the initiatives. Cost savings in the third quarter of 1998 accounted for the balance of the quarter-over-quarter change in operating income at Tenneco Automotive.

     Tenneco Packaging's operating income improvement occurred primarily in the paperboard packaging business. Paperboard packaging posted operating income of $52 million in the third quarter of 1998 compared to $23 million in the same period in 1997. Results for 1998 included a $17 million gain on the sale of non-strategic timberland assets while a similar transaction in 1997 contributed $5 million. The remainder of the operating income increase for paperboard packaging is attributable to the pricing and volume gains discussed under Revenues above.

     The specialty packaging business reported operating income of $86 million in the third quarter of 1998, up from $84 million in the third quarter of 1997. Volume growth, as discussed under Revenues above, was partially offset by weak performance in the UK plastics and German based non-medical flexible businesses. In addition, the specialty packaging business incurred approximately $5 million in one-time costs related to a systems project in North America.

     Tenneco's Other expenses increased in the third quarter of 1998 over the 1997 period primarily as a result of higher costs for its new data center. Tenneco began consolidating its North American data center operations in 1998 and plans for the effort to be substantially complete by the end of the year. The operating cost of the data center will continue beyond year-end.

Interest Expense (net of interest capitalized)

     Interest expense increased by $2 million for the third quarter of 1998 compared to the same period in 1997. This increase is primarily attributable to debt issued to finance Tenneco's capital needs, including acquisitions and its share repurchase activity.

Income Taxes

     Tenneco's effective tax rate for the third quarter of 1998 was 23 percent compared to 34 percent in the 1997 third quarter. The third quarter 1998 tax rate was significantly lower as a result of lower foreign tax rates, a reduction in Tenneco's estimated tax liabilities related to certain global tax audits, and the availability of tax credits in certain foreign jurisdictions.

Minority Interest

     Minority interest primarily represents dividends on the preferred stock of a subsidiary. The $2 million increase in the 1998 third quarter resulted from dividends paid on additional subsidiary preferred stock, which was issued in December 1997.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Revenues

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                      -------------------------------
                                                       1998         1997     % CHANGE
                                                       ----         ----     --------
                                                          (MILLIONS)
Tenneco Automotive................................    $2,468       $2,436        1%
Tenneco Packaging.................................     3,255        2,916       12%
Intergroup sales and other........................        (3)          --       --
                                                      ------       ------
                                                      $5,720       $5,352        7%
                                                      ======       ======

     Through the first three quarters of 1998, Tenneco Automotive's strong original equipment sales volume more than offset the weaknesses experienced in the aftermarket. Growth in the original equipment portion of the business contributed $155 million in additional 1998 revenues through the end of September. Acquisitions also contributed $34 million to revenue growth.

     Partially offsetting revenue growth in the original equipment portion of the business and from acquisitions, the weak aftermarket and high levels of customer inventory reduced aftermarket sales volume, causing a decline in year-to-date revenues of $105 million. While the U.S. dollar weakened against major currencies in the third quarter and had a negligible impact on quarter-to-quarter revenue changes, on a year-to-date basis, the strong U.S. dollar has reduced revenue by $58 million. Finally, pricing and volume mix changes accounted for the majority of the remainder of the year-to-date revenue change.

     Tenneco Packaging's specialty and paperboard packaging businesses both contributed revenue increases in the nine-month period ended September 30, 1998. Specialty packaging's revenues increased to $2,062 million in the first nine months of 1998 from $1,852 million in the year earlier period. Acquisitions, including revenue earned by the flexible and protective packaging businesses acquired from NV Koninklijke KNP BT ("KNP BT"), through the date of the first anniversary of its acquisition, contributed $183 million to the revenue growth. Volume growth, particularly in consumer products, food service and institutional sales, and foam products, contributed the majority of the remaining increase.

     Paperboard packaging's revenues increased from $1,064 million in the first nine months of 1997 to $1,193 million in the same period of 1998. As with the third quarter results above, improved pricing during the 1998 period contributed the majority of the improvement while corrugated box volume also improved year-over-year.

Operating Income

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                        -----------------------------
                                                        1998       1997      % CHANGE
                                                        ----       ----      --------
                                                          (MILLIONS)
Tenneco Automotive..................................    $305       $330        (8%)
Tenneco Packaging...................................     396        269        47%
Other...............................................     (33)        (2)        NM
                                                        ----       ----
                                                        $668       $597        12%
                                                        ====       ====

     Tenneco Automotive's volume changes discussed under Revenues above resulted in a net reduction to operating income of $34 million on a year-to-date basis. While the strong sales volume in the original equipment portion of the business more than offset the volume reduction in aftermarket at the revenue line, the shift from higher margin aftermarket sales to lower margin original equipment sales resulted in the negative impact on operating income. Similar to the revenue discussion above, while the U.S. dollar had a minor impact on third quarter results, its strength in 1998 relative to 1997 has reduced operating income by $10 million. As discussed under the third quarter results, the 1997 year-to-date period included the effects of the legal resolution and the reduction in reserves. The remainder of the change in Automotive's year-to-date operating income is due to several factors, primarily the cost reduction efforts.

     Tenneco Packaging's operating income growth occurred in both the specialty and paperboard packaging businesses. Specialty packaging's operating income on a year-to-date basis was $261 million, an improvement of $38 million over the year ago period. Acquisitions, including the operating income earned by the protective and flexible packaging businesses of KNP BT prior to the first anniversary of that acquisition, contributed $21 million to year-to-date earnings growth. Strong volume growth year-to-date has contributed $18 million in additional operating income through September 30, 1998. Lower resin costs during the first nine months of 1998 resulted in variable cost savings, which were offset by lower prices to customers as resin cost savings were passed through. Specialty packaging also incurred a higher level of fixed costs, partially due to the one-time systems costs initiatives discussed above.

     Paperboard packaging reported operating income of $135 million for the first nine months of 1998 compared to $46 million for the 1997 period. Pricing improvements were primarily responsible for the operating income growth while corrugated box volumes also grew. The 1998 period included the $17 million gain on the timberland management transaction previously discussed as well as a $15 million gain on the sale of paperboard's remaining 20 percent interest in a recycled paperboard joint venture with Caraustar Industries. The 1997 period included the previously discussed $5 million timberland management transaction as well as a $38 million gain on a mill lease refinancing transaction.

Interest Expense (net of interest capitalized)

     Interest expense for the first three quarters of 1998 increased by $21 million over the same period in 1997. The increase in interest expense results from higher debt levels used to finance Tenneco's capital needs, including acquisitions and its share repurchase program.

Income Taxes

     Tenneco's effective tax rate for the nine months ended September 30, 1998, was 31 percent, approximately the same as the 1997 nine-month period. The 1998 year-to-date tax rate was lower than the statutory rate as a result of certain non-recurring foreign and state tax benefits, lower foreign tax rates, a reduction in Tenneco's estimated tax liabilities related to certain global tax audits, and the availability of tax credits in certain foreign jurisdictions. The 1997 effective tax rate primarily reflects certain non-recurring foreign tax benefits recognized during 1997.

Minority Interest

     Minority interest primarily represents dividends on the preferred stock of a subsidiary. The increase of $7 million for the first nine months of 1998 compared to the comparable 1997 period is due to dividends paid on additional subsidiary preferred stock, which was issued in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                -----------------
                                                                1998        1997
                                                                -----       -----
                                                                   (MILLIONS)
Cash provided (used) by:
  Operating activities......................................    $ 365       $ 221
  Investing activities......................................     (477)       (676)
  Financing activities......................................       96         433

     Cash flow from operating activities improved by $144 million for the first nine months of 1998 compared to the same period in 1997. Income before non-cash depreciation and deferred income tax charges and gains or losses on sale of businesses and assets increased by $63 million for the first three quarters of 1998 compared to the 1997 period. Additionally, cash used in the components of working capital declined during the nine months ended September 30, 1998, compared to the same period in 1997, contributing $112 million to the operating cash flow improvement. Although accounts receivable grew at a faster rate in 1998 than in 1997, lower use of cash for prepayments and other current assets as well as the payment of accounts payable and other current liabilities contributed to the operating cash flow improvement.

     Cash flow used in investing activities declined by $199 million in the first nine months of 1998 compared to the same period in 1997. Lower acquisition activity is the primary contributor to this change. During 1997, Tenneco spent $308 million of cash on acquisitions of businesses during the first nine months. The most significant 1997 acquisition was the protective and flexible packaging businesses of KNP BT in April 1997. During 1998, Tenneco acquired Richter Manufacturing for $58 million in May and the Belvidere, Illinois, ovenable paperboard tray manufacturing facility of Champion International for $23 million in the third quarter. Capital expenditures for Tenneco Automotive were $120 million for the first nine months of 1998, down from $126 million during the comparable 1997 period. For the same periods, Tenneco Packaging's capital expenditures increased to $210 million from $197 million. In addition, Tenneco spent $9 million in capital during the first nine months of 1998 related to its data center consolidation effort and spent $1 million in capital related to other projects in both the 1998 and 1997 periods. Tenneco spent $78 million on other investing activities in the first nine months of 1998 compared to $61 million in the same period of 1997. These expenditures are primarily related to costs for software being developed for Tenneco's internal use. Expenditures for these efforts were $32 million in the 1998 year-to-date period compared to $48 million in the 1997 period. Tenneco Automotive also incurred $26 million in the first nine months of 1998 related to engineering costs for new original equipment automobile platforms.

     Cash provided by financing activities was $337 million lower during the first nine months of 1998 compared to the same 1997 period, reflecting lower incremental borrowing needs primarily as a result of the lower acquisition activity discussed in the preceding paragraph. Tenneco issued $331 million in debt through September 30, 1998, down from $651 million through September 30, 1997. Scheduled debt retirements were $18 million during the 1998 period compared to $9 million during the 1997 period. Tenneco issued $39 million in common stock and repurchased $104 million in common stock through the end of September 1998. For the comparable 1997 period, $35 million in common stock was issued while $90 million was repurchased. Tenneco paid $152 million in common stock dividends through the first nine months of 1998 and $154 million in the 1997 period.

Capitalization

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           1998            1997
                                                       -------------   ------------
                                                                (MILLIONS)
Short-term debt......................................     $  629          $  278
Long-term debt.......................................      2,623           2,633
Minority interest....................................        424             424
Shareowners' equity..................................      2,664           2,528
                                                          ------          ------
                                                          $6,340          $5,863
                                                          ======          ======

     The increase in Tenneco's level of outstanding debt for the first nine months of 1998 represents the use of cash for acquisitions (primarily the June 1998 acquisition of Richter's protective packaging operations), share repurchases, and other activity described above under Cash Flow. Shareowners' equity increased as net income, shares issued pursuant to employee benefit plans, and the effect of recent weakness in the U.S. dollar on cumulative translation adjustments more than offset the amounts Tenneco paid for dividends and share repurchases. As a result of these debt and equity changes, Tenneco's debt to capitalization ratio at September 30, 1998 increased to 51.3 percent from 49.7 percent at December 31, 1997.

     Tenneco believes it has adequate capital resources available to meet its future capital needs, including strategic acquisitions and announced share repurchases.

STRATEGIC ALTERNATIVES ANALYSIS AND EXPECTED FOURTH QUARTER CHARGES

     Tenneco continues to develop a broad range of strategic alternatives designed to better realize the long-term value of its businesses for shareowners as originally announced on July 21, 1998. Among the options are the separation of the automotive and packaging businesses and the separation of the containerboard packaging business from the specialty packaging business. The options for separation of the containerboard business include a sale, merger, spin-off, initial public offering, or strategic alliance. Tenneco intends to publicly announce any transactions which may result from the strategic alternatives analysis as those transactions develop.

     Additionally, Tenneco announced that it expects to record a $95 to $105 million pre-tax charge in the fourth quarter of 1998 to recognize the expense of a planned cost reduction program. The actions in the cost reduction program are expected to result in savings of $130 to $145 million on an annual basis when fully implemented.

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

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. The statement requires capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Tenneco capitalizes certain costs related to start-up activities, primarily engineering costs for new automobile original equipment platforms. Tenneco expects to record an after-tax charge for the cumulative effect of this change in accounting principle upon adoption that it estimates will be in the range of $75 to $85 million. Tenneco currently expects to adopt this new accounting principle in the first quarter of 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for all fiscal years beginning after June 15, 1999. Tenneco is currently evaluating the new standard but has not yet determined the impact it will have on its financial position or results of operations.

YEAR 2000

     Many computer software systems, as well as certain hardware and equipment utilizing date-sensitive data, were structured to use a two-digit date field meaning that they will not be able to properly recognize dates in the Year 2000. Tenneco's significant technology transformation projects are addressing the Year 2000 issue in those areas where replacement systems are being installed for other business reasons. Where existing systems and equipment are expected to remain in place beyond 1999, Tenneco has a detailed process in place to identify and assess Year 2000 issues and to remediate, replace or establish alternative procedures addressing non-Year 2000 compliant systems, hardware, and equipment.

     Tenneco has substantially completed inventorying its systems and equipment including computer systems and business applications as well as date-sensitive technology embedded in its equipment and facilities. Tenneco continues to plan for and undertake remediation, replacement, or alternative procedures for non-compliant Year 2000 systems and equipment; and test remediated, replaced, or alternative procedures for systems and equipment. Tenneco has confirmed that none of its products are date-sensitive. Remediation, replacement, or alternative procedures for systems and equipment are being undertaken on a business priority basis. This is ongoing and has been completed at some plants. The process will continue and, depending upon the business unit, is targeted to be completed, in most cases, sometime during the fourth quarter of 1998 and the first through the third quarters of 1999 with testing to occur in the same time frame. Also, Tenneco is contacting its major customers, suppliers, financial institutions, and others with whom it conducts business to determine whether they will be able to resolve in a timely manner Year 2000 problems affecting Tenneco. As part of its planning and readiness activities, Tenneco is beginning to address and develop Year 2000 contingency plans for critical business processes.

     Based upon current estimates, Tenneco believes it will incur costs which may range from approximately $50 to $60 million during 1998 and 1999 to address Year 2000 issues and implement the necessary changes to its existing systems and equipment. As of September 30, 1998, approximately $7 million of the costs have already been incurred. These costs are being expensed as they are incurred, except that in certain instances Tenneco may determine that replacing existing computer systems or equipment may be more effective and efficient, particularly where additional functionality is available. These replacements would be capitalized and would reduce the estimated 1998 and 1999 expense associated with Year 2000 issues.

     In the event Tenneco is unable to complete the remediation, replacement, or alternative procedures for critical systems and equipment in a timely manner or if those with whom Tenneco conducts business are unsuccessful in implementing timely solutions, Year 2000 issues could have a material adverse effect on Tenneco's results of operations. At this time, the potential effect in the event Tenneco and/or third parties are unable to timely resolve Year 2000 problems is not determinable; however, Tenneco believes it will be able to resolve its own Year 2000 issues.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          The exhibits filed herewith are listed in the exhibit index which follows the signature page and immediately precedes the exhibits filed.

     (b)  Reports on Form 8-K.

          On August 3, 1998, the Company filed a Current Report on Form 8-K with respect to: (i) a press release issued on July 21, 1998 announcing the Company's earnings for the quarter ended June 30, 1998 and other matters, and (ii) a press release issued on July 21, 1998 announcing strategic actions.

          On September 24, 1998, the Company filed a Current Report on Form 8-K to report that its Board of Directors had approved the adoption of a Qualified Offer Rights Plan which authorized the issuance of one preferred share purchase right for each outstanding share of common stock, par value $.01 per share, of the Company.

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

                                          TENNECO INC.

                                          By:     /s/ ROBERT T. BLAKELY
                                            ------------------------------------
                                                     Robert T. Blakely
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: November 10, 1998

                                    EXHIBITS

     The following exhibits are filed with Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, or incorporated therein by reference (exhibits designated by an asterisk are filed with the Report; all other exhibits are incorporated by reference):


 EXHIBIT
 NUMBER                                DESCRIPTION
---------                              -----------
  2        --  None.
  3.1(a)   --  Restated Certificate of Incorporation of Tenneco Inc. dated
               December 11, 1996 (incorporated herein by reference from
               Exhibit 3.1(a) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1997).
  3.1(b)   --  Certificate of Amendment, dated December 11, 1996
               (incorporated herein by reference from Exhibit 3.1(c) of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1997).
  3.1(c)   --  Certificate of Ownership and Merger, dated July 8, 1997
               (incorporated herein by reference from Exhibit 3.1(d) of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1997).
* 3.1(d)   --  Certificate of Designation of Series B Junior Participating
               Preferred Stock dated September 9, 1998.
* 3.1(e)   --  Certificate of Elimination of the Series A Participating
               Junior Preferred Stock of Tenneco Inc. dated September 11,
               1998.
  3.2      --  Amended and Restated By-laws of Tenneco Inc. (incorporated herein by reference from Exhibit 3.2 of Tenneco Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1996, File No. 1-12387).
* 4.1      --  Form of Specimen Stock Certificate of Tenneco Inc. Common
               Stock.
  4.2      --  Qualified Offer Plan Rights Agreement dated as of September
               9, 1998 by and between Tenneco Inc. and First Chicago Trust
               Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of Tenneco Inc.'s Current Report on Form 8-K dated September 24, 1998, File No. 1-12387).
  4.3(a)   --  Indenture, dated as of November 1, 1996, between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.1 of Tenneco Inc.'s Form S-4, Registration No.
               333-14003).
  4.3(b)   --  First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(b) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(c)   --  Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(c) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(d)   --  Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(d) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(e)   --  Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(e) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).


 EXHIBIT
 NUMBER                                DESCRIPTION
---------                              -----------
  4.3(f)   --  Fifth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(f) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(g)   --  Sixth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(g) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(h)   --  Seventh Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(h) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(i)   --  Eighth Supplemental Indenture, dated as of April 28, 1997, to Indenture, dated as of November 1, 1996, between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.1 of Tenneco Inc.'s Current Report on Form 8-K
               dated April 23, 1997, File No. 1-12387).
  4.3(j)   --  Ninth Supplemental Indenture, dated as of April 28, 1997, to
               Indenture, dated as of November 1, 1996, between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.2 of Tenneco Inc.'s Current Report on Form 8-K
               dated April 23, 1997, File No. 1-12387).
  4.3(k)   --  Tenth Supplemental Indenture, dated as of July 16, 1997, to
               Indenture, dated as of November 1, 1996, between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.1 of Tenneco Inc.'s Current Report on Form 8-K
               dated June 11, 1997, File No. 1-12387).
 10.1      --  Distribution Agreement, dated November 1, 1996, by and among
               El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
               Tenneco Inc. (formerly New Tenneco Inc.), and Newport News
               Shipbuilding Inc. (incorporated herein by reference from
               Exhibit 2 of Tenneco Inc.'s Form 10, File No. 1-12387).
 10.2      --  Amendment No. 1 to Distribution Agreement, dated as of
               December 11, 1996, by and among El Paso Tennessee Pipeline
               Co. (formerly Tenneco Inc.), Tenneco Inc. (formerly New
               Tenneco Inc.), and Newport News Shipbuilding Inc.
               (incorporated herein by reference from Exhibit 10.2 of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1996, File No. 1-12387).
 10.3      --  Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
               Tenneco Inc.), Tenneco Inc. (formerly New Tenneco Inc.), and
               Newport News Shipbuilding Inc. (incorporated herein by
               reference from Exhibit 10.3 of Tenneco Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, File No.
               1-12387).
 10.4      --  Benefits Agreement, dated December 11, 1996, by and among El
               Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), Tenneco
               Inc. (formerly New Tenneco Inc.), and Newport News
               Shipbuilding Inc. (incorporated herein by reference from
               Exhibit 10.4 of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
 10.5      --  Insurance Agreement, dated December 11, 1996, by and among
               El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
               Tenneco Inc. (formerly New Tenneco Inc.), and Newport News
               Shipbuilding Inc. (incorporated herein by reference from
               Exhibit 10.5 of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).


 EXHIBIT
 NUMBER                                DESCRIPTION
---------                              -----------
 10.6      --  Tax Sharing Agreement, dated December 11, 1996, by and among
               El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
               Newport News Shipbuilding Inc., Tenneco Inc. (formerly New
               Tenneco Inc.), and El Paso Natural Gas Company (incorporated herein by reference from Exhibit 10.6 of Tenneco Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1996, File No. 1-12387).
 10.7      --  First Amendment to Tax Sharing Agreement, dated as of
               December 11, 1996 among El Paso Tennessee Pipeline Co.
               (formerly Tenneco Inc.), Tenneco Inc. (formerly New Tenneco
               Inc.) and Newport News Shipbuilding Inc. (incorporated
               herein by reference from Exhibit 10.7 of Tenneco Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1996, File No. 1-12387).
 10.8      --  Transition Services Agreement, dated June 19, 1996, by and among, Tenneco Business Services, Inc., El Paso Tennessee
               Pipeline Co. (formerly Tenneco Inc.) and El Paso Natural Gas
               Company (incorporated herein by reference from Exhibit 10.8 of Tenneco Inc.'s Annual Report on Form 10-K for the year
               ended December 31, 1996, File No. 1-12387).
 10.9      --  Trademark Transition License Agreement, dated December 11,
               1996, by and between Newport News Shipbuilding Inc. and
               Tenneco Inc. (formerly New Tenneco Inc.) (incorporated
               herein by reference from Exhibit 10.9 of Tenneco Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1996, File No. 1-12387).
 10.10     --  Trademark Transition License Agreement, dated December 11,
               1996, by and between Tenneco Inc. (formerly New Tenneco
               Inc.) and El Paso Tennessee Pipeline Co. (formerly Tenneco
               Inc.) (incorporated herein by reference from Exhibit 10.10 of Tenneco Inc.'s Annual Report on Form 10-K for the year
               ended December 31, 1996, File No. 1-12387).
 10.11     --  1997 Tenneco Inc. Board of Directors Deferred Compensation
               Plan (incorporated herein by reference from Exhibit 10.11 of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1997).
 10.12     --  Executive Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.12 of Tenneco Inc.'s Annual
               Report on Form 10-K for the year ended December 31, 1997).
 10.13     --  Tenneco Inc. Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.13 of Tenneco Inc.'s Annual
               Report on Form 10-K for the year ended December 31, 1997).
*10.14     --  Tenneco Inc. Supplemental Executive Retirement Plan (as
               amended and restated generally effective as of January 1,
               1997).
 10.15     --  Amended and Restated Tenneco Inc. Change in Control
               Severance Benefit Plan for Key Executives (incorporated
               herein by reference from Exhibit 10.16 of Tenneco's Form 10,
               File No. 1-12387).
 10.16     --  Amended and Restated Tenneco Benefits Protection Trust
               (incorporated herein by reference from Exhibit 10.18 of
               Tenneco's Quarterly Report on Form 10-Q for the quarter
               ended March 31, 1998).
 10.17     --  Employment Agreement, dated March 12, 1992 between Dana G.
               Mead and Tenneco Inc. (incorporated herein by reference from
               Exhibit 10.19 of Tenneco's Form 10, File No. 1-12387).
 10.18     --  Employment Agreement, dated December 3, 1993 between Paul T.
               Stecko and Tenneco Packaging Inc. (incorporated herein by
               reference from Exhibit 10.20 of Tenneco's Form 10, File No.
               1-12387).
 10.19     --  Agreement, dated September 9, 1992 between Theodore R.
               Tetzlaff and Tenneco Inc. (incorporated herein by reference from Exhibit 10.21 of Tenneco's Form 10, File No. 1-12387).
 10.20     --  Release Agreement dated July 6, 1998 between Stacy S. Dick,
               Pamela Dick and Tenneco Management Company (incorporated
               herein by reference from Exhibit 10.22 of Tenneco's
               Quarterly Report on Form 10-Q for the quarter ended June 30,
               1998)


 EXHIBIT
 NUMBER                                DESCRIPTION
---------                              -----------
 10.21     --  1996 Tenneco Inc. Stock Ownership Plan, as amended
               (incorporated herein by reference from Exhibit 10.23 of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1997).
*10.22     --  Tenneco Inc. Rabbi Trust.
*10.23     --  Letter Agreement dated September 24, 1998 between Robert T.
               Blakely and Tenneco Inc.
*10.24     --  Tenneco Benefits Protection Trust Appointment of Successor
               Trustee dated September 28, 1998.
 10.25     --  Amended and Restated Mill I Lease, dated as of November 4,
               1996, between Credit Suisse Leasing 92A, L.P. and Tenneco
               Packaging Inc. (incorporated herein by reference from
               Exhibit 10.28 of Tenneco Inc.'s Form 10-K for the year ended
               December 31, 1996, File No. 1-12387).
 10.26     --  Amended and Restated Mill II Lease, dated as of November 4,
               1996, between Credit Suisse Leasing 92A, L.P. and Tenneco
               Packaging Inc. (incorporated herein by reference from
               Exhibit 10.29 of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
 10.27     --  Timberland Lease, dated January 31, 1991, by and between
               Four States Timber Venture and Packaging Corporation of
               America, as amended (incorporated herein by reference from
               Exhibit 10.26 of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1997).
 10.28     --  Professional Services Agreement, dated August 22, 1996, by and between Tenneco Business Services Inc. and Newport News
               Shipbuilding and Dry Dock Company (incorporated herein by
               reference from Exhibit 10.28 of Tenneco Inc.'s Form 10, File
               No. 1-12387).
 10.29     --  Termination Agreement, dated April 23, 1998, by and between
               Tenneco Business Services Inc. and Newport News Shipbuilding
               and Dry Dock Company, a wholly-owned subsidiary of Newport
               News Shipbuilding Inc., relating to Professional Services
               Agreement, dated August 22, 1996 (incorporated herein by
               reference from Exhibit 10.28 of Tenneco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
 11        --  None.
*12        --  Computation of Ratio of Earnings to Fixed Charges.
 15        --  None.
 18        --  None.
 19        --  None.
 22        --  None.
 24        --  None.
*27.1      --  Financial Data Schedule.
 28        --  None.
 99        --  None.

-------------------------
Note: Exhibits designated by an asterisk are filed with this Report; all others are incorporated by reference.

                                  [TENNECO LOGO]