Form 10-K405
period 1998-12-31
TENNECO INC /DE
filed 1999-03-10
CIK 1024725

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

                                      [X]
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      [ ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-12387

                                  TENNECO INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        76-0515284
        (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                         Identification No.)
               1275 KING STREET                                       06831
                 GREENWICH, CT                                     (Zip Code)
   (Address of principal executive offices)

Registrant's telephone number, including area code: (203) 863-1000

Securities registered pursuant to Section 12(b) of the Act:

                                                                        NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                                  ON WHICH REGISTERED
                    -------------------                                 ---------------------
6.70% Notes due 2005; 7.45% Debentures due 2025; 8.075%       New York Stock Exchange
  Notes due 2002; 8.20% Notes due 1999; 9.20% Debentures due
  2012; 10.075% Notes due 2001; 10.20% Debentures due 2008
Common Stock, par value $.01 per share                        New York, Chicago, Pacific and London
                                                              Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No ______

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

CLASS OF VOTING STOCK AND NUMBER OF SHARES              MARKET VALUE HELD BY
HELD BY NON-AFFILIATES AT JANUARY 31, 1999                 NON-AFFILIATES
------------------------------------------              --------------------
    Common Stock, 168,628,528 shares                      $5,206,405,802*

-------------------------
* Based upon the closing sale price on the Composite Tape for the Common Stock on January 29, 1999.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $.01 per share, 169,073,896 shares outstanding as of January 31, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                 PART OF THE FORM 10-K
                          DOCUMENT                              INTO WHICH INCORPORATED
                          --------                              -----------------------
Tenneco Inc.'s Definitive Proxy Statement for the Annual
  Meeting of Shareowners to be Held May 11, 1999                       Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects and developments of the Company (as defined) and business strategies for its operations, all of which are subject to risks and uncertainties. These forward-looking statements are identified as "forward-looking statements" or by their use of terms (and variations thereof) and phrases such as "will," "may," "anticipates," "intend," "goal," "continued," "estimate," "expects," "project," "potential," "forecast," "plans," "should," "designed to," "foreseeable future," "outlook," "believe," and "scheduled" and similar terms (and variations thereof) and phrases.

     When a forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include the following:

     Changes in Consumer Demand and Prices. Demand for Tenneco Automotive original equipment products is subject to the level of consumer demand for new vehicles that are equipped with Tenneco Automotive parts. The level of new car purchases is cyclical, affected by such factors as interest rates, consumer confidence, patterns of consumer spending and the automobile replacement cycle. Demand for Tenneco Automotive aftermarket products varies based upon such factors as the level of new vehicle purchases, which initially displaces demand for aftermarket products, the severity of winter weather, which increases the demand for aftermarket products, and other factors including the average useful life of parts and number of miles driven. Demand for certain Tenneco Specialty and Paperboard Packaging products is also cyclical. For example, demand for protective packaging is driven by trends in the building, construction, automotive and durable goods markets. Demand for certain packaging products is also subject to changes in consumer preferences.

     Demand and pricing of Tenneco Automotive, Specialty Packaging and Paperboard Packaging products are subject to economic conditions and other factors present in the various domestic and international markets where the products are sold. For example, lower containerboard prices in Paperboard Packaging's markets had an adverse influence on its results of operations in the fourth quarter of 1998 and in 1997 and 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Years 1998 and 1997" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Years 1997 and 1996."

     Changes in Prices of Raw Materials. Significant increases in the cost of certain raw materials used in the Company's products, to the extent they are not timely reflected in the Company's prices or mitigated through long-term supply contracts, could adversely impact the Company's results. For example, the cost of plastic resin and paper materials in certain Specialty Packaging and Paperboard Packaging products can be volatile.

     Possible Labor Interruptions. Substantially all of the hourly employees of North American original equipment manufacturers are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (the "UAW") under similar collective bargaining agreements. Original equipment manufacturers in other countries are also subject to labor agreements. Similarly, a number of Tenneco employees are represented by unions under collective bargaining agreements. A work stoppage or strike at the production facilities of a significant customer, at the Company's facilities, or at a supplier of a significant customer or the Company could have an adverse impact on the Company. For example, the General Motors strike in 1998 reduced second and third quarter revenue and income growth in Tenneco Automotive's original equipment business.

     Risks Associated with International Operations. The Company operates facilities and sells products in countries throughout the world. As a result, the Company is subject to risks associated with selling and operating in foreign countries, including devaluations and fluctuations in currency exchange rates, imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries, and imposition or increase of investment and other restrictions by foreign governments.

     Other Factors. In addition to the factors described above, the Company may be impacted by a number of other matters and uncertainties, including: (i) potential legislation, regulatory changes and other governmental actions, including the ability to receive regulatory approvals and the timing of such approvals; (ii) results of analyses regarding the Company's strategic alternatives; (iii) material substitution; (iv) the ability of the Company and those with which it conducts business to timely resolve the Year 2000 issue (relating to potential computer and equipment failures by or at the change in the century), unanticipated costs of resolving the Year 2000 issue, and the costs and impacts if the Year 2000 issue is not timely resolved; (v) new technologies; (vi) the Company's ability to integrate operations of acquired businesses quickly and in a cost-effective manner; (vii) changes in distribution channels or competitive conditions in the markets and countries where the Company operates; (viii) capital availability or costs, including changes in interest rates, market perceptions of the industries in which the Company operates or ratings of securities; (ix) increases in the cost of compliance with regulations, including environmental regulations, and environmental liabilities in excess of the amount reserved; (x) changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies; and (xi) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the Company's control.

                               TABLE OF CONTENTS

                                   PART I
Item 1.    Business....................................................    1
             Tenneco Inc. .............................................    1
             Contributions of Major Businesses.........................    2
             Automotive................................................    3
             Specialty Packaging.......................................   10
             Paperboard Packaging......................................   14
             Tenneco Business Services.................................   17
             Environmental Matters.....................................   18
             Certain Reorganization Agreements.........................   18
Item 2.    Properties..................................................   18
Item 3.    Legal Proceedings...........................................   20
Item 4.    Submission of Matters to a Vote of Security Holders.........   21
Item 4.1.  Executive Officers of the Registrant........................   21
                                  PART II
Item 5.    Market for Registrant's Common Equity and Related              22
           Stockholder Matters.........................................
Item 6.    Selected Financial Data.....................................   23
Item 7.    Management's Discussion and Analysis of Financial Condition    25
           and Results of Operations...................................
Item 8.    Financial Statements and Supplementary Data.................   40
Item 9.    Changes in and Disagreements with Accountants on Accounting    76
           and Financial Disclosure....................................
                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   76
Item 11.   Executive Compensation......................................   76
Item 12.   Security Ownership of Certain Beneficial Owners and            76
           Management..................................................
Item 13.   Certain Relationships and Related Transactions..............   76
                                  PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form    76
           8-K.........................................................

                                     PART I

ITEM 1. BUSINESS.

                                  TENNECO INC.

     Tenneco Inc., a Delaware corporation, is a global manufacturing company with operations in automotive parts ("Automotive"), specialty packaging ("Specialty Packaging"), and folding carton and containerboard packaging ("Paperboard Packaging"). Tenneco Automotive is one of the world's leading manufacturers of automotive exhaust and ride control systems for both the original equipment market and the replacement market, or aftermarket. Specialty Packaging is among the world's leading and most diversified packaging manufacturers, providing packaging products for food service, supermarket, consumer, institutional and industrial markets. Paperboard Packaging manufactures and sells containerboard, corrugated, folding carton, lumber and building products. As used herein, the term "Tenneco" or the "Company" refers to Tenneco Inc. and its consolidated subsidiaries and, as the context requires, "Automotive," "Specialty Packaging" and "Paperboard Packaging" refer to the subsidiaries and affiliates of Tenneco Inc. engaged in the automotive parts, specialty packaging, and folding carton and containerboard packaging businesses, respectively.

     The Company was incorporated August 26, 1996, under the name "New Tenneco Inc." as a wholly-owned subsidiary of the company then known as Tenneco Inc. ("Old Tenneco"). The Company was formed to facilitate Old Tenneco's corporate transformation from a highly diversified industrial corporation to a global manufacturing company focused on its automotive and packaging businesses. As part of this transformation, Old Tenneco undertook a series of transactions during the latter portion of 1996 whereby the businesses and assets of Old Tenneco were restructured so that the assets, liabilities and operations of Tenneco Automotive, Specialty Packaging, Paperboard Packaging and Old Tenneco's administrative services businesses were owned and operated by the Company and the assets, liabilities and operations of Old Tenneco's shipbuilding business were owned and operated by Newport News Shipbuilding Inc., another wholly-owned subsidiary of Old Tenneco ("Newport News"). Following this internal restructuring, on December 11, 1996, Old Tenneco spun-off the Company and Newport News by distributing all of the common stock of each company to Old Tenneco's common stockholders (the "Distributions"). Following the Distributions, on December 12, 1996, a subsidiary of El Paso Natural Gas Company ("El Paso") was merged (the "Merger") into Old Tenneco (which then consisted solely of Old Tenneco's remaining active businesses and certain discontinued operations), with Old Tenneco surviving the Merger as a subsidiary of El Paso, and with the Company succeeding to the name "Tenneco Inc." Unless the context otherwise requires, references to "Tenneco" and the "Company" for periods prior to the Distributions are to Old Tenneco.

     On July 21, 1998, Tenneco announced that its Board of Directors had authorized management to develop a broad range of strategic alternatives designed to better realize the long-term value of its businesses for shareowners. Among the options is the separation of the automotive, containerboard packaging and specialty packaging businesses. In addition, Tenneco announced a cost reduction program expected to result in annual savings of $135 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Strategic Alternatives Analysis" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Years 1998 and 1997 -- Restructuring and Other Charges."

     On January 26, 1999, Tenneco announced that it had entered into an agreement to contribute the containerboard assets of its Paperboard Packaging business into a new joint venture with Madison Dearborn Partners in exchange for cash and debt assumption totaling approximately $2 billion, assumption of the containerboard business liabilities and a 45% common equity interest in the joint venture. These assets represent substantially all of the assets of the Paperboard Packaging segment and include four mills, 67 corrugated products facilities and an ownership or controlling interest in approximately 950,000 acres of timberland. Paperboard Packaging's folding carton business is not included in the transaction. The joint venture entity (to be called Packaging Corporation of America) will be headed by Paul T. Stecko, who will serve as its chairman and chief executive officer. Upon closing of the transaction, Mr. Stecko will resign his position as president and chief operating officer of Tenneco, but will continue to serve on Tenneco's Board of Directors. The transaction is expected to close during the first half of 1999, subject to the satisfaction of customary conditions including entering into certain financing arrangements. Tenneco believes that this strategic repositioning of the business will reduce the impact of the containerboard business's cyclicality on

Tenneco's earnings, generate cash proceeds and still allow Tenneco to benefit, to the extent of its 45% common equity interest, from this business. See "Business -- Paperboard Packaging" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Strategic Alternatives Analysis."

     Tenneco continues to analyze the alternatives for Tenneco Automotive and Specialty Packaging as well as Paperboard Packaging's folding carton business. Those alternatives include a sale, merger, spin-off or public offering. Tenneco will make public announcements of the expected transactions as those transactions are determined.

                       CONTRIBUTIONS OF MAJOR BUSINESSES

     Information concerning Tenneco's operating segments, geographic areas and major products or groups of products is set forth in Note 12 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries. The following tables summarize for each of the operating segments of Tenneco for the periods indicated: (i) net sales and operating revenues from continuing operations; (ii) income from continuing operations before interest expense, income taxes and minority interest; and (iii) capital expenditures for continuing operations.

NET SALES AND OPERATING REVENUES FROM CONTINUING OPERATIONS:

                                                        1998                1997               1996
                                                   ---------------      -------------      -------------
                                                               (DOLLAR AMOUNTS IN MILLIONS)
Automotive.....................................    $3,237       43%     $3,226     45%     $2,980     45%
Specialty Packaging............................     2,785       37       2,553     35       1,987     30
Paperboard Packaging...........................     1,674       22       1,521     21       1,683     26
Intergroup sales and other.....................       (99)      (2)        (80)    (1)        (78)    (1)
                                                   ------      ---      ------    ---      ------    ---
     Total.....................................    $7,597      100%     $7,220    100%     $6,572    100%
                                                   ======      ===      ======    ===      ======    ===

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST:

                                                        1998                1997               1996
                                                   ---------------      -------------      -------------
                                                               (DOLLAR AMOUNTS IN MILLIONS)
Automotive.....................................      $248       39%       $407     53%       $249     40%
Specialty Packaging............................       328       51         308     40         249     40
Paperboard Packaging...........................       131       20          63      9         152     24
Other..........................................       (66)     (10)        (14)    (2)        (22)    (4)
                                                   ------      ---      ------    ---      ------    ---
     Total.....................................      $641      100%       $764    100%       $628    100%
                                                   ======      ===      ======    ===      ======    ===

CAPITAL EXPENDITURES FOR CONTINUING OPERATIONS:

                                                        1998                1997               1996
                                                   ---------------      -------------      -------------
                                                               (DOLLAR AMOUNTS IN MILLIONS)
Automotive.....................................      $195       33%       $211     38%       $177     31%
Specialty Packaging............................       190       32         227     41         172     30
Paperboard Packaging...........................       203(1)    34         108     19         169     30
Other..........................................         4        1          12      2          55      9
                                                   ------      ---      ------    ---      ------    ---
       Total...................................      $592      100%       $558    100%       $573    100%
                                                   ======      ===      ======    ===      ======    ===

     Interest expense, income taxes, and minority interest related to continuing operations that were not allocated to the operating segments of Tenneco are:

                                                    1998                 1997               1996
                                                   ------               ------             ------
                                                                     (MILLIONS)
Interest expense (net of interest
  capitalized).................................      $240                 $216               $195
Income tax expense.............................       116                  163                194
Minority interest..............................        30                   24                 21

-------------------------
(1) Includes $84 million related to the purchase of certain leased timberlands in anticipation of the transfer of the containerboard assets to the joint venture entity described above.

                                   AUTOMOTIVE

     Tenneco Automotive is one of the world's largest manufacturers and marketers of automotive exhaust and ride control systems for the original equipment ("OE") market and aftermarket. Tenneco Automotive is a global business that sells its products in over 100 countries, manufacturing and marketing its automotive exhaust products and systems primarily under the Walker(R) brand name and its ride control products and systems primarily under the Monroe(R) brand name.

     Tenneco Automotive is headquartered in Lake Forest, Illinois.

OVERVIEW OF AUTOMOTIVE PARTS INDUSTRY

     The global market for automotive parts was estimated at approximately $520 billion in 1998. This market was comprised of approximately $420 billion in OE sales and approximately $100 billion in aftermarket sales. With the North American and Western European automotive markets becoming relatively mature, OE manufacturers and automotive parts suppliers are increasingly focusing on emerging markets for additional growth opportunities, particularly China, Eastern Europe, India and South America.

     The automotive parts industry is generally separated into two categories:
(i) OE sales, in which parts are sold as original equipment in large quantities directly to vehicle manufacturers; and (ii) aftermarket sales, in which parts are sold as replacement parts in varying quantities to a wide range of wholesalers, retailers and repair shops. Demand for automotive parts in the OE market is driven by the number of new vehicle sales, which in turn is largely determined by prevailing economic conditions. Demand for aftermarket products varies based upon such factors as the level of new automobile purchases, which initially displaces demand for aftermarket products, the severity of winter weather, which increases the demand for aftermarket products, and other factors including the average useful life of parts and number of miles driven.

     The operations of Tenneco Automotive face competition from other manufacturers of automotive equipment, including affiliates of certain of its customers, in both the OE market and the aftermarket.

ANALYSIS OF TENNECO AUTOMOTIVE'S REVENUES

     The following table sets forth for each of the years 1996 through 1998 certain information relating to the net sales of Tenneco Automotive, the two primary product lines of Tenneco Automotive and the aftermarket and OE market within each primary product line:

                                                                   NET SALES (MILLIONS)
                                                                --------------------------
                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1998      1997      1996
                                                                 ----      ----      ----
EXHAUST SYSTEMS PRODUCTS
  Aftermarket...............................................    $  590    $  686    $  710
  OE Market.................................................     1,224     1,067       989
                                                                ------    ------    ------
                                                                 1,814     1,753     1,699
                                                                ------    ------    ------
RIDE CONTROL PRODUCTS
  Aftermarket...............................................       685       782       768
  OE Market.................................................       738       691       513
                                                                ------    ------    ------
                                                                 1,423     1,473     1,281
                                                                ------    ------    ------
     Total Tenneco Automotive...............................    $3,237    $3,226    $2,980
                                                                ======    ======    ======

                                                                   PERCENTAGE OF NET SALES
                                                                ------------------------------
                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                                1998         1997         1996
                                                                ----         ----         ----
EXHAUST SYSTEMS PRODUCTS
  Aftermarket...............................................     33%          39%          42%
  OE Market.................................................     67           61           58
                                                                ---          ---          ---
                                                                100%         100%         100%
                                                                ===          ===          ===
RIDE CONTROL PRODUCTS
  Aftermarket...............................................     48%          53%          60%
  OE Market.................................................     52           47           40
                                                                ---          ---          ---
                                                                100%         100%         100%
                                                                ===          ===          ===

  Brands

     Tenneco Automotive manufactures and markets leading brand names. Monroe(R) ride control products and systems and Walker(R) exhaust products and systems are two of the most recognized brand names in the automotive parts industry. As Tenneco Automotive acquires related product lines, it is anticipated that they will be incorporated within these existing Monroe(R) and Walker(R) brand name families.

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

     Tenneco Automotive serves both the OE market and the aftermarket. Tenneco Automotive serves more than 25 different OE customers on a global basis, and has its products on 11 of the 15 top selling global car models. Its OE customers include the following:

NORTH AMERICA                    EUROPE                                      INDIA
CAMI                             BMW                                         Maruti Suzuki
DaimlerChrysler                  DaimlerChrysler
Ford                             DAF                                         AUSTRALIA
Freightliner                     Daihatsu                                    Ford
General Motors                   Fiat                                        General Motors/Holden
Honda                            Ford                                        Mitsubishi
Mazda                            Jaguar                                      Toyota
Mitsubishi                       Lada
Navistar                         Leyland                                     JAPAN
Nissan                           Mitsubishi                                  Mazda
NUMMI                            Nissan                                      Nissan
Toyota                           Opel                                        Suzuki
Volkswagen                       Peugeot/Citroen                             Toyota
                                 Porsche
SOUTH AMERICA                    Renault/Matra                               OTHER ASIA
DaimlerChrysler                  Rover/Land Rover                            DaimlerChrysler
Fiat                             Saab/Scania                                 Citroen
Ford                             Toyota
General Motors                   Volkswagen/Audi/SEAT/Skoda
Honda                            Volvo
Renault
Toyota
Volkswagen

     Tenneco Automotive's aftermarket customers include such wholesalers and retailers as National Auto Parts Association ("NAPA"), Monro Muffler Brake and Advance Auto in North America and Temot, Autodistribution International and Kwik-fit in Europe.

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

     Tenneco Automotive designs, manufactures and distributes exhaust systems primarily under the Walker(R) brand name. These products include a variety of automotive exhaust systems and emission control products, including mufflers, catalytic converters, tubular exhaust manifolds, pipes, exhaust accessories and electronic noise cancellation products. Tenneco entered this product line in 1967 with the acquisition of Walker Manufacturing Company which was founded in 1888 (the affiliates of Tenneco that produce exhaust and emission control products are collectively referred to herein as "Walker"). Walker is the aftermarket leader for exhaust systems in North America, Europe and Australia. Walker is a leading supplier in the OE market in the U.S. as well, supplying exhaust systems used in 10 of the 15 top-selling 1998 new car models worldwide and seven of the top ten selling light trucks in the U.S. Walker has long been the European aftermarket leader for exhaust systems, and with the acquisition of Heinrich Gillet GmbH & Co. ("Gillet") in 1994, Walker became one of Europe's leading OE exhaust systems suppliers.

  Manufacturing and Engineering

     Walker operates 32 manufacturing facilities outside the U.S. In the U.S., Walker operates 12 manufacturing facilities, three engineering and technical facilities and seven distribution centers. See Item 2, "Properties." It also has a controlling interest in two joint ventures that own manufacturing facilities in China. Walker locates OE manufacturing facilities close to its OE customers, when feasible, to provide just-in-time delivery opportunities.

     Walker has established two engineering centers in North America and Europe, near where its OE customers develop vehicles. Walker's engineering capabilities include advanced predictive design tools, advanced prototyping processes and state-of-the-art testing equipment. This allows Walker to provide just-in-time delivery and when feasible in-line sequencing of exhaust systems.

     During the 1990's, Walker expanded its converter and emission system design development, test and manufacturing capabilities. These capabilities resulted in new converter and emission control systems in 1998. This expanded technology makes Walker a "full system" supplier, supplying complete exhaust systems from the manifold to the tailpipe, in order to provide full emission and noise control.

  Strategic Acquisitions/Joint Ventures

     As part of its international growth strategy, in 1996, Tenneco Automotive established a joint venture in China (Dalian) to supply exhaust systems to the Northern Chinese automotive market, expanded its North American heavy duty truck aftermarket business through the acquisition of Stemco Inc. and acquired Minuzzi, the second largest manufacturer of exhaust products in Argentina. In 1997, Tenneco Automotive acquired Autocan, a Mexican catalytic converter and exhaust pipe assembly manufacturer. It also acquired the manufacturing operations of MICHEL, a privately owned, Polish-based manufacturer of replacement market exhaust systems for passenger cars in Eastern Europe, including Poland, Hungary, the Czech Republic and Slovakia. In 1998, Tenneco Automotive established a second joint venture in China (Shanghai) to supply exhaust systems to the Central and Southern Chinese automotive markets. Also in 1998, Tenneco Automotive established a joint venture in India (Pune) to supply exhaust systems to OE customers and the aftermarket.

     The following table sets forth for each of the years 1996 through 1998 information relating to Tenneco Automotive's sales of exhaust systems:

                                                                PERCENTAGE OF NET SALES
                                                                ------------------------
                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                1998      1997      1996
                                                                ----      ----      ----
UNITED STATES SALES
  Aftermarket...............................................     37%       43%       46%
  OE Market.................................................     63        57        54
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
FOREIGN SALES
  Aftermarket...............................................     30%       36%       38%
  OE Market.................................................     70        64        62
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
TOTAL SALES BY GEOGRAPHIC AREA(a)
  United States.............................................     41%       44%       44%
  European Union............................................     44        41        43
  Canada....................................................      7         7         6
  Other areas...............................................      8         8         7
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===

-------------------------
(a) See Note 12 to the Tenneco Inc. and Consolidated Subsidiaries Financial Statements for certain information about foreign and domestic operations.

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

  Manufacturing and Engineering

     Monroe has five manufacturing facilities and three engineering and technical facilities in the United States and 16 manufacturing operations in other jurisdictions. Monroe also has controlling interests in joint ventures that own manufacturing operations in China, India and South Africa as described below. See also Item 2, "Properties."

     In designing its shock absorbers and struts, Monroe uses advanced engineering and test capabilities to provide product reliability, endurance and performance. Monroe's engineering capabilities feature state-of-the-art testing equipment and advanced computer aided design equipment. Monroe's dedication to innovative solutions has led to such technological advances as adaptive dampening systems; manual, hydraulic and electronically adjustable suspensions and semi-active systems; and air and hydraulic leveling systems. Conventional shocks and struts generally compromise either ride comfort or vehicle control. Monroe's innovative grooved-tube, gas-charged shocks and struts provide both ride comfort and vehicle control, resulting in improved handling (less roll), reduced vibration, a wider range of vehicle control and a lessening of the reduction in performance as the units become overheated (fade). This technology can be found in Monroe's premium quality Sensa-Trac(R) shocks. In late 1997, Monroe further enhanced this technology by adding the Safe-Tech(TM) fluon piston band, which improves shock absorber performance and durability.

  Strategic Acquisitions/Joint Ventures

     As a means of expanding its product lines and offering OE manufacturers more complete modular ride control systems, in July 1996, Tenneco Automotive acquired The Pullman Company and its Clevite products division ("Clevite"). Clevite is a leading OE manufacturer of elastomeric vibration control components, including bushings, engine mounts and control arms, for the auto, light truck and heavy truck markets. With this acquisition, Tenneco Automotive has full capability to deliver complete suspension systems to OE manufacturers. The Clevite acquisition also complemented Tenneco Automotive's interest in global growth opportunities, as both Clevite and Monroe have manufacturing operations in Mexico and Brazil.

     In September 1996, Tenneco Automotive acquired full ownership of a shock absorber company in Turkey in which it previously held a 16.7% ownership interest. In December 1996, Tenneco Automotive acquired 94% of the voting stock of Fric-Rot S.A.I.C., the leading producer and marketer of ride control products in Argentina. In 1997, Tenneco Automotive increased its interest in Fric-Rot to more than 99% through the purchase of additional shares. In 1996, Tenneco Automotive also expanded its presence in Australia's ride control product market with the acquisition of National Springs. In 1997, Tenneco Automotive entered into a joint venture which resulted in its acquisition of majority ownership of Armstrong, a leading South African manufacturer of ride control products. Tenneco Automotive has a 51% interest in a joint venture that has three ride control manufacturing facilities in India and has a 51% interest in a joint venture that has one ride control manufacturing facility in China.

     The following table sets forth for each of the years 1996 through 1998 information relating to Tenneco Automotive's sales of ride control equipment:

                                                                PERCENTAGE OF NET SALES
                                                                ------------------------
                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                1998      1997      1996
                                                                ----      ----      ----
UNITED STATES SALES
  Aftermarket...............................................     43%       50%       62%
  OE Market.................................................     57        50        38
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
FOREIGN SALES
  Aftermarket...............................................     53%       56%       59%
  OE Market.................................................     47        44        41
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
TOTAL SALES BY GEOGRAPHIC AREA(a)
  United States.............................................     47%       48%       48%
  European Union............................................     32        27        34
  Canada....................................................      3         3         3
  Other areas...............................................     18        22        15
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===

-------------------------
(a) See Note 12 to Tenneco Inc. and Consolidated Subsidiaries Financial Statements for certain information about foreign and domestic operations.

SALES AND MARKETING

     Tenneco Automotive's sales and marketing systems utilize a dedicated sales force and consumer brand marketing professionals together with extensive marketing support, including trade and consumer marketing, promotions and general advertising. Tenneco Automotive maintains a customer order fill rate of 95%.

     Tenneco Automotive sells its OE products directly. With respect to the aftermarket, Tenneco Automotive employs six primary distribution techniques: (i) the traditional three-step distribution system: warehouse distributors, jobbers and installers; (ii) the specialty two-step distribution system: specialty warehouse distributors and installers; (iii) sales to program marketing groups;
(iv) direct sales to retailers; (v) direct sales to installer chains; and (vi) direct sales to car dealers.

BUSINESS STRATEGY

     Tenneco Automotive's primary goal is to grow and enhance its position as a global leader in the manufacture of exhaust and ride control systems. Tenneco Automotive intends to capitalize on certain significant existing and emerging trends in the automotive industry, including: (i) the consolidation and globalization of the OE supplier base; (ii) increased outsourcing by OE manufacturers, particularly of more complex components, assemblies, modules and complete systems to sophisticated, independent suppliers; and (iii) growth of emerging markets for both OE and replacement markets. Tenneco Automotive is also aggressively responding to aftermarket customer consolidation and merging channels of distribution.

  Maintain Focus on Core Business

     Tenneco Automotive intends to solidify its core businesses with its primary customers while increasing market share with customers with whom it has not fully realized its potential market penetration. These objectives are designed to enable Tenneco Automotive to respond better to the OE manufacturers' evolving purchasing requirements, where, in addition to manufacturing, the supplier is required to provide design, engineering and project management support for a complete package of integrated products.

  Continue to Develop Value-Added Products

     Tenneco Automotive, a Tier 1 supplier to many customers, intends to continue to manufacture value-added products and to develop strategic alliances with other suppliers to OE customers in order to facilitate development of these products, including the development of highly engineered or complex assemblies or modular systems. Tenneco Automotive intends to expand its product lines by continuing to identify and fill new fast-growing niche markets, by developing new products for existing markets, by acquiring companies with product portfolios that complement the products currently supplied by Tenneco Automotive and by establishing strategic alliances with other suppliers.

  Increase Ability to Provide Full-System Capabilities

     The automotive parts industry is encountering a consolidation of parts suppliers as OE manufacturers require suppliers to provide design assistance and innovation and full-system capabilities rather than just specific parts. In response to this trend, the Company plans to dedicate more resources towards strengthening technical capability and design expertise and to pursue appropriate strategic acquisitions, joint ventures, strategic alliances and cooperation development agreements in order to increase Tenneco Automotive's ability to deliver such full-system capabilities. To this end, in 1998 Tenneco Automotive concluded agreements with Siemens Automotive and Ohlins Racing A.B.

  International Expansion

     As Tenneco Automotive's OE customers expand their assembly operations globally and in response to the development of global aftermarkets, Tenneco Automotive plans to continue its international expansion through internal growth as well as joint ventures, acquisitions and strategic alliances. For example, since August 1995, Tenneco Automotive has made 11 international acquisitions and entered into five international joint ventures. These strategic initiatives have given Tenneco Automotive an enhanced presence in Argentina, Brazil, China, Australia, the Czech Republic, Mexico, New Zealand, Poland, South Africa, Spain, India and Turkey. Tenneco Automotive is integrating its international operations through the standardization of products and processes, improvements in information technology and the global coordination of purchasing, costing and quoting procedures.

  Branding

     Tenneco Automotive, whose major strategic strength is the performance of its leading Monroe(R) and Walker(R) brand names, continues to emphasize product value differentiation. Tenneco Automotive's primary brand names include: (i) the Monroe Sensa-Trac(R) product line that has been enhanced by the new Safe-Tech(TM) System technology incorporating a new piston band and piston and valving design to improve performance and durability; (ii) Rancho(R) ride control products for the high performance light truck market; (iii) DynoMax(TM) high performance exhaust systems; and (iv) Walker's new Quiet-Flow(TM) muffler, which features an open-flow design that increases exhaust flow, improves sound quality and significantly reduces exhaust backpressure when compared to other replacement mufflers. Tenneco Automotive is also capitalizing on its brand strength by incorporating newly acquired product lines within existing product families. Tenneco Automotive's brand equity is an important asset in a time of customer consolidation and merging channels of distribution.

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

  Operating Cost Leadership

     Tenneco Automotive will continue to seek cost reductions as it standardizes its products and processes throughout its international operations, improves its information technology, increases efficiency through employee training, invests in more efficient machinery and enhances the global coordination of purchasing, costing and quoting procedures.

OTHER

     As of January 1, 1999, Tenneco Automotive had approximately 23,600 employees.

     The principal raw material utilized by Tenneco Automotive is steel. Tenneco Automotive believes that an adequate supply of steel can presently be obtained from a number of different domestic and foreign suppliers.

     Tenneco Automotive holds a number of domestic and foreign patents and trademarks relating to its products and businesses. It manufactures and distributes its products primarily under the Walker(R) and Monroe(R) brand names, which are well recognized in the marketplace. The patents, trademarks and other intellectual property owned by Tenneco Automotive are important in the manufacturing, marketing and distribution of its products.

                              SPECIALTY PACKAGING

     Specialty Packaging provides packaging solutions for food service and food storage, product protection during transportation and storage and consumer home storage. Specialty Packaging also provides packaging solutions that assist in merchandising through point of purchase displays. The business produces foam and clear plastic packaging products for the food service industry, polyethylene bags, industrial stretch film, plastic protective and flexible packaging, honeycomb products, molded fiber, aluminum containers, industrial aluminum materials, plastic building products, and disposable cookware, dinnerware and storage and waste bags. Specialty plants convert paper, aluminum, polystyrene, polyolefins (such as polyethylene and polypropylene) and PVC polymers into value-added clear, foamed, flexible or rigid products.

     Consumer products such as plastic food storage and trash bags, foam and molded fiber dinnerware, disposable aluminum baking pans and related products are sold through a variety of retail outlets. Consumer products are sold under such recognized brand names as Hefty(R), Baggies(R), Hefty One-Zip(R) and E-Z Foil(R). Specialty Packaging's lightweight, rigid plastic packaging for in-store deli, produce, bakery and catering applications maintains quality and enhances presentation. Specialty Packaging also manufactures molded fiber for produce and egg packaging, food service items and institutional tableware.

     Specialty Packaging also manufactures protective, flexible and cushion packaging that serves multiple industries including food, medical, automotive, electronics, furniture, durable goods, building and construction. Products such as technical and air encapsulated foam are used for cushioning and surface protection. Paperboard honeycomb and foamed plank products protect against shock, vibration and thermal damage and also have structural and mechanical cooling applications. Other converted protective packaging products include padded mailers, a variety of laminated protective coverings and customized packaging systems including proprietary equipment. Flexible products include value added printed barrier films for the protection, storage and display of food products, as well as polypropylene medical bags used for sterile intravenous fluid delivery. The medical products business produces disposable surgical kits custom designed for specific procedures.

     Specialty Packaging is headquartered in Lake Forest, Illinois.

OVERVIEW OF SPECIALTY PACKAGING INDUSTRY

     The global packaging market is estimated at $400 billion, with nearly one-quarter of the market in the United States, slightly less in Europe and the balance spread throughout the rest of the world. Packaging remains one of the most fragmented industries, with the top five companies comprising less than a 9% worldwide market share. By material type, Specialty Packaging participates in the plastic, paper and aluminum categories, which are among the fastest growing. Demand for packaging varies substantially with the end markets served.

     The food service/supermarket, consumer and packer/processor packaging market segments are benefiting from socio/demographic trends that increasingly favor convenient food consumption practices and are fueling the rapidly growing home meal replacement and carryout market segments. The North American market for food service and food packaging is approximately $10 billion. Protective/flexible packaging in Europe and North America represents a $5 billion market that serves such industries as electronics, furniture, automotive and electronic commerce.

     Specialty Packaging competes with a range of packaging producers, who represent suppliers of alternative materials and structures, as well as manufacturers serving different geographies and distribution channels.

ANALYSIS OF SPECIALTY PACKAGING'S REVENUES

     The following tables set forth for each of the years 1996 through 1998 information relating to the sales of Specialty Packaging's primary businesses:

                                                                    NET SALES (MILLIONS)
                                                              --------------------------------
                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                               1998         1997         1996
                                                              ------       ------       ------
Disposable plastic, fiber, and aluminum packaging
  products..................................................  $2,126       $2,105       $1,862
Plastic and fiber protective/flexible packaging products....     607          399           78
Other.......................................................      52           49           47
                                                              ------       ------       ------
     Total Specialty Packaging..............................  $2,785       $2,553       $1,987
                                                              ======       ======       ======

                                                                 PERCENTAGE OF NET SALES
                                                              ------------------------------
                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                              1998         1997         1996
                                                              ----         ----         ----
Disposable plastic, fiber, and aluminum packaging
  products..................................................   76%          83%          94%
Plastic and fiber protective/flexible packaging products....   22           15            4
Other.......................................................    2            2            2
                                                              ---          ---          ---
     Total Specialty Packaging..............................  100%         100%         100%
                                                              ===          ===          ===
Sales by Geographic Area(a)
United States...............................................   80%          83%          89%
European Union..............................................   17           15            8
Canada......................................................    1            1            2
Other areas.................................................    2            1            1
                                                              ---          ---          ---
                                                              100%         100%         100%
                                                              ===          ===          ===

-------------------------
(a) See Note 12 to Tenneco Inc. and Consolidated Subsidiaries Financial Statements for certain information about foreign and domestic operations.

SALES AND MARKETING

     Specialty Packaging's businesses utilize a sales and marketing organization of 500 people to sell its products through three main business units: (i) protective/flexible packaging, (ii) consumer products and (iii) food service/supermarket.

     Specialty Packaging's protective and flexible packaging group sells cushion and surface protection to distributors, fabricators and directly to end-users focusing on electronics, furniture and automotive markets worldwide.

     The consumer group sells trash bags, food storage bags, disposable plates and bowls and disposable aluminum cookware primarily to grocery stores and mass merchandisers. These products are sold through a direct sales force and a national network of brokers and manufacturers representatives.

     The food service/supermarket and packer/processor sales organizations sell a broad line of disposable, rigid and flexible packaging made from plastic, aluminum, molded fiber and pressed paperboard materials. Product lines consist of disposable plates and bowls, carry out containers, rigid display containers, microwavable and dual ovenable food containers, food and specialty retail bags and foil wrap. The food service/supermarket sales are made primarily through a network of independent distributors. A portion of sales are direct to end users. The packer/processor organization primarily sells directly to large processors with a portion of its sales going through distribution.

     The industrial business groups sell stretch film, aluminum roll stock, foam insulation and house wrap products. These businesses use a combination of direct and distributor sales to reach their customer base.

MANUFACTURING AND ENGINEERING

     In North America, Specialty Packaging operates 67 specialty business facilities in 18 states, Canada and Mexico. Plastic and aluminum disposable food service and consumer products, stretch films and building products are manufactured at 25 plants. The protective operations convert paperboard into honeycomb products at 12 plants, and 16 other plants apply extrusion, foaming and converting technologies to produce clear, foamed, flexible or rigid plastic protective packaging from polystyrene, polyolefins (such as polyethylene and polypropylene) and kraft papers. Molded fiber packaging is produced at seven locations; an eighth location manufactures tooling for the molded fiber plants. Finally, ovenable paperboard products are manufactured at two facilities. A research and development center for food packaging and process development is located in a new facility in Canandaigua, New York. Design centers for protective and flexible packaging and process development are located in Buffalo Grove, Illinois, Grand Rapids and Troy, Michigan and Santa Fe Springs, California.

     Specialty Packaging currently operates or has an ownership interest in 27 international manufacturing operations. Eleven protective packaging plants in Belgium, England, France, Germany, Italy, The Netherlands, Poland, Spain and Hungary make plastic air cushion and foam sheet products, including mailers. Five flexible products plants in Egypt and Germany make high quality flexible films, bags, labels and pouches, printed and converted paper bags, and disposable medical packaging. Omni-Pac is a European manufacturer of molded fiber and cushion packaging with manufacturing facilities in Elsfleth, Germany and Great Yarmouth, England. Specialty Packaging's Alupack operation in Belp, Switzerland produces smoothwall aluminum portion packs and specialty food applications. In plastics, Specialty Packaging is a manufacturer of single-use thermoformed plastic food containers and films in the United Kingdom, with four manufacturing facilities in England, Scotland and Wales. Specialty Packaging also has built a wood products operation in Romania. It participates in several international joint ventures, including a folding carton plant in Dongguan, China, a recycling venture in Budapest, Hungary and a corrugated converting facility in Shaoxing, China.

STRATEGIC ACQUISITIONS/JOINT VENTURES

     Specialty Packaging sales more than doubled with the acquisition of Mobil Plastics in late 1995, growing its product portfolio to include foam containers, meat and poultry trays, disposable plates and bowls, polyethylene film products, produce bags and stretch film. The acquisition brought in well-known consumer products including Hefty(R) trash bags and tableware and Baggies(R) food bags. The Mobil Plastics acquisition also contributed state-of-the-art manufacturing capabilities and new product technologies including the "OneZip" closure system to Tenneco.

     The acquisition of Amoco Foam Products Company ("Amoco Foam Products") in August 1996 enhanced Specialty Packaging's distribution capabilities and market coverage, especially among the food packer/processors. Amoco Foam Product's portfolio also included foam tableware, hinged lid containers and food trays as well as residential and commercial insulation products.

     In line with its strategy of growing in value-added specialty packaging applications, Tenneco entered the protective packaging sector through the acquisition of Hexacomb, a kraft honeycomb producer, in 1995.

     By acquiring Koninklijke KNP BT's protective and flexible packaging businesses in 1997, Tenneco broadened the scope of its protective packaging business to include plastic foam, technical and air encapsulated foam and mailer applications and entered the European and North African protective and flexible packaging markets. Tenneco also acquired two honeycomb plants in 1997.

     Tenneco acquired Richter Manufacturing, a West Coast manufacturer of foam protective packaging products, in April 1998, expanding the geographical coverage of its North American protective packaging operation. Tenneco also augmented its ovenable paperboard manufacturing capacity in September 1998, through the acquisition of a Champion International facility in Belvidere, Illinois, allowing Tenneco to serve all segments of the market for this product.

     In December 1998 Tenneco acquired the foam packaging business of Sentinel Products Corp., a global leader in specialty polyolefin foams, to further diversify its protective packaging product offering and to increase manufacturing capacity. Tenneco also formed a joint venture with Sentinel to produce and market polyolefin foam applications in a wide variety of non-packaging markets including automotive, sports and leisure, medical and adhesive tapes.

BUSINESS STRATEGY

     The business has embarked upon an aggressive growth plan to be the leading specialty packaging company, offering a broad line of products that provide customers with the best packaging solutions. Since 1995, Specialty Packaging has grown from $845 million to $2.785 billion in revenues through both acquisitions and internal growth. Key elements of Specialty Packaging's strategy include actions and plans to:

  Drive Strong Internal Growth

     Base businesses continue to exceed industry average growth rates by targeting fast growing niche markets within foodservice, consumer, protective and flexible business segments. With its geographical coverage and broad product line, Specialty Packaging is a primary supplier to nationwide distributors and has developed long-term relationships with key players in the consolidating packaging and food service distribution sector.

  Leverage Strong Brand Franchises

     Specialty Packaging is leveraging the Hefty(R) brand, its leading consumer brand, through product line extensions, including Hefty One-Zip(R) storage/freezer bags and foam applications. Specialty Packaging has the leading market share for consumer disposable aluminum foil in the United States with its E-Z Foil(R) brand.

  Focus on New Product and Process Innovation

     Specialty Packaging emphasizes investing in technology and innovation to maintain a leadership position in new product development. A successful example of Specialty Packaging's development efforts is Hefty One-Zip(R), a patented zipper closure system that has helped Specialty Packaging establish a strong position in the consumer zipper storage/freezer market since the full-scale launch of those products in 1996. Specialty Packaging is leveraging its position in zipper closures through expansion of other slider closure applications. Examples include Fast-Pak(TM) deli/bakery bags and Hefty SlideRite(TM) bags for baby wipes, medical lab samples and other specialized applications. New protective packaging introductions included Profiles(R) foams, a polyethylene foam based material used in various markets such as building products and furniture, and polypropylene foams with applications in both the automotive and sport and leisure markets. Flexible packaging innovations included the Propyflex(R) medical bag for fluids, which is chlorine free and satisfies all the product requirements for transport reliability, flexibility and transparency even after sterilization.

     Additionally, food processor product innovations are underway such as ActiveTech(TM) packaging, a proprietary modified atmospheric package ("MAP") for case-ready red meat. Active Tech(TM) extends shelf life and maintains aesthetic qualities through an oxygen "scavenger" technology.

  Grow Protective Packaging

     Specialty Packaging has established a global protective packaging growth platform with the acquisitions of Hexacomb, KNP-BT's protective packaging business and, most recently, Richter and the foam packaging business of Sentinel. With over $600 million in worldwide protective sales, Specialty Packaging is a leading producer of protective packaging in Europe and is one of the largest in the United States. Specialty Packaging's strategy is to secure future growth from custom engineering and design capabilities that will provide multi-material packaging solutions to market segments which are currently growing at three times the rate of overall packaging growth.

  Achieve Operating Cost Leadership

     The volume and timing of Specialty Packaging's purchases of materials provide opportunities to obtain a competitive advantage by reducing resin and other raw material costs. Specialty Packaging also leverages its volumes and the geographical reach of its end products to reduce transportation costs. Internally, aggressive investment in retooling, rationalization and facility integration allows Specialty Packaging to realize efficiencies and lower costs in production. Additional initiatives are in place to streamline supply chain costs, re-engineer operations and reduce working capital.

OTHER

     As of January 1, 1999, Specialty Packaging had approximately 15,700 employees. It owns a number of domestic and foreign patents and trademarks and other intellectual property relating to its products which are important to the manufacture, marketing and distribution of such products.

     The principal raw materials used by Specialty Packaging are plastic resin, aluminum rollstock, recycled fiber and kraft linerboard. Each material is obtained from a variety of suppliers, many of whom provide raw materials under long-term contracts which minimize market volatility.

                              PAPERBOARD PACKAGING

     Paperboard Packaging manufactures and sells corrugated containers, containerboard, folding cartons and lumber and related wood products. In the containerboard market, Paperboard Packaging ranks as the sixth largest producer of containerboard in North America, producing 2.1 million tons annually, which are converted by its corrugated container plants or sold to both domestic and export customers. Its corrugated products include containers, sheets and pads and value-added enhanced graphics packaging and displays. It also manufactures and sells high-quality, innovative folding carton packaging featuring enhanced graphics. Paperboard Packaging also participates in the wood products business and has access to approximately 950,000 acres of timberland in the United States through both owned and controlled properties.

     Paperboard Packaging is headquartered in Lake Forest, Illinois.

OVERVIEW OF PAPERBOARD PACKAGING INDUSTRY

     The United States packaging industry's 1998 production is estimated at $90-$95 billion, with paperboard making up nearly 40% or $35 billion. Paperboard packaging consists of three broad categories: containerboard (converted into corrugated containers), boxboard (converted into folding cartons) and other industrial converted products.

     Domestic containerboard companies produced 34 million tons in 1998. The containerboard market can be characterized as highly cyclical and fragmented, with the top five producers making up just under 44% of the total. However, the industry recently has seen some consolidation. With the recently announced Smurfit-Stone and International Paper-Union Camp mergers, the top five producers are expected to account for just under 52% of capacity. Containerboard demand is dependent on both domestic corrugated box production, which closely tracks industrial production and export activity. Corrugated box shipments have grown at an annual rate of 2.5% over the past ten years.

     The $5.7 billion folding carton market is also highly fragmented, with more than 300 producers. The top five producers currently account for less than half of the industry. Folding carton demand is influenced by food packaging and other non-durable goods demand.

     Paperboard Packaging's operations face competition from other manufacturers of packaging products, including manufacturers of alternative products, in each of its geographic and product markets.

ANALYSIS OF PAPERBOARD PACKAGING'S REVENUES

     The following tables set forth for each of the years 1996 through 1998 information relating to the sales of Paperboard Packaging's primary businesses:

                                                                   NET SALES (MILLIONS)
                                                                --------------------------
                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1998      1997      1996
                                                                 ----      ----      ----
Corrugated shipping containers and containerboard
  products..................................................    $1,463    $1,326    $1,412
Folding cartons and recycled paperboard mill products.......       103       112       151
Other.......................................................       108        83       120
                                                                ------    ------    ------
     Total Paperboard Packaging.............................    $1,674    $1,521    $1,683
                                                                ======    ======    ======

                                                                    PERCENTAGE OF NET SALES
                                                                   --------------------------
                                                                    YEAR ENDED DECEMBER 31,
                                                                   --------------------------
                                                                   1998       1997       1996
                                                                   ----       ----       ----
Corrugated shipping containers and containerboard
  products..................................................        87%        87%        84%
Folding cartons and recycled paperboard mill products.......         6          7          9
Other.......................................................         7          6          7
                                                                   ---        ---        ---
     Total Paperboard Packaging.............................       100%       100%       100%
                                                                   ===        ===        ===
Sales by Geographic Area(a)
United States...............................................       100%       100%       100%
                                                                   ===        ===        ===

-------------------------
(a) See Note 12 to Tenneco Inc. and Consolidated Subsidiaries Financial Statements for certain information about foreign and domestic operations.

SALES AND MARKETING AND NEW PRODUCT DEVELOPMENT

     Paperboard Packaging's corrugated container plants consume approximately 80% of its mills' containerboard production, which is either shipped directly to the plants or traded for containerboard produced by the mills of other companies. Such trades provide the various grades and widths of containerboard needed by the container plants and help reduce freight costs through shipments of containerboard to plants close to each mill. The balance of containerboard production is exported or sold to other domestic converters and users.

     Paperboard Packaging maintains a direct sales and marketing organization of over 380 sales personnel serving both local and national accounts. The sales organization consists primarily of sales representatives and a sales manager at each manufacturing facility serving local and regional accounts, while corporate account managers are positioned to correspond to customer locations. General marketing support is maintained at Paperboard Packaging's headquarters.

     Paperboard Packaging has established a nationwide network of new product development and creative packaging design centers to develop and manufacture product packaging and product display solutions to meet more sophisticated, complex customer needs. This network includes eight regional design centers, 11 graphics facilities and approximately 70 sales personnel, new product development engineers, and product graphics and design specialists. These centers feature state-of-the-art computers and equipment for 24-hour design turnaround and reduced product delivery times.

MANUFACTURING AND ENGINEERING

     Paperboard Packaging has two kraft linerboard mills and two corrugating medium mills, located in Tennessee, Georgia, Michigan and Wisconsin, respectively, which in 1998 collectively produced 2.1 million tons, or over 6% of the industry's annual U.S. production. Over the last four years, Paperboard Packaging has invested approximately $80 million at the Counce, Tennessee mill to add more than 60,000 tons of annual capacity and enable the mill to meet a growing demand for lighter weight board. Each of the mills has a strong focus on quality and is ISO 9002 certified. Paperboard Packaging operates three paperstock recycling facilities that provide certain recycled fiber for the Counce, Tennessee mill.

     Domestically, Paperboard Packaging's corrugated container network includes 67 geographically dispersed plants in 26 states. Based on 1998 volume, these plants manufacture approximately 6% of the industry's total annual U.S. corrugated shipments. Engineers at Paperboard Packaging's headquarters and at its manufacturing support center located in Skokie, Illinois provide technical support to its plant and mill operations. In addition, Paperboard Packaging has design capability throughout its manufacturing organization which includes over 100 structural, graphic and package engineering specialists for its corrugated and folding carton converting operations.

     Paperboard Packaging operates five folding carton plants in the West and Midwest. These plants produce high quality, innovative folding carton products utilizing the latest in printing and cutting technology for the sheet-fed offset and narrow-web flexo processes. Their annual production of 53,000 tons represents 2% of the industry's annual U.S. production.

     As of January 1, 1999, Paperboard Packaging owned, leased, managed or had cutting rights on approximately 950,000 acres of timberland in Alabama, Florida, Georgia, Mississippi, Tennessee, and Wisconsin. In 1998, 1997 and 1996, approximately 36%, 35% and 37%, respectively, of the virgin fiber used by Paperboard Packaging's mill operations was obtained from owned or controlled timberlands. The balance of virgin fiber was purchased from numerous open market wood sellers. To maximize the value of the timber harvested or purchased, Paperboard Packaging operates a wood drying facility and three wood products operations which produce hardwood and pine lumber. Paperboard Packaging is also a party to a joint venture in a chip mill.

STRATEGIC ACQUISITIONS/JOINT VENTURES

     Paperboard Packaging has a value added growth strategy, which was advanced in 1995 with the acquisition of seven corrugated container manufacturing facilities. For example, four of these facilities expanded Paperboard Packaging's graphics and printing capabilities and broadened its offering of products and services to include a variety of point-of-purchase displays and point-of-sale packaging, rotogravure preprint, litho-lamination and advanced graphics design.

     In June 1996, Paperboard Packaging entered into a joint venture with Caraustar Industries pursuant to which Paperboard Packaging contributed two recycled paperboard mills and a recovered paper stock and brokerage operation. In exchange, Tenneco received cash and a 20% equity position in the joint venture, which interest it sold to Caraustar in June 1998. The aforementioned mills continue to supply recycled paperboard to Paperboard Packaging's folding carton plants.

     In 1997, Paperboard Packaging acquired an additional specialty sheet plant in Allentown, Pennsylvania, and a set-up box plant in Rochester, New York. In 1998, Paperboard Packaging acquired a wax cascading plant in Eaton Park, Florida to enhance its Winter Haven, Florida container plant's produce packaging product lines.

BUSINESS STRATEGY

     Paperboard Packaging's strategy consists of: (i) improving customer and product mix; (ii) increasing the value-added product offerings and (iii) continuing to focus on cost reductions. Since 1995, acquisitions in specialty corrugated graphics products have reduced Paperboard Packaging's sensitivity to raw material prices and provided capabilities to penetrate greater value-added market segments. Currently, approximately 10% of

Paperboard Packaging's business is in higher margin enhanced graphics, point-of-purchase displays and point-of-sale packaging. In 1997, Paperboard Packaging's Counce, Tennessee linerboard mill substantially increased its capabilities to produce lightweight linerboard, which represents higher margin and higher growth potential. From late 1996 through 1998, cost reductions of approximately $80 million were achieved at the containerboard mills. A key element in achieving these cost savings has been Paperboard Packaging's fiber flexibility, which allows the containerboard mills to manage their mix of virgin and recycled fiber sources to take advantage of changing market conditions. In the folding carton market segment, new product and process innovations have included structural innovations like the EconoPour(R) family of integral paper pour spouts and the RepelKote(TM) anti-infestation coating for dry food packaging.

     As part of the strategic alternatives announced in 1998, in January 1999 Tenneco entered into an agreement to contribute the containerboard assets of Paperboard Packaging into a new joint venture with Madison Dearborn Partners in exchange for cash and debt assumption totaling approximately $2 billion and a 45% common equity interest in the joint venture. These assets represent substantially all of the assets of the Paperboard Packaging segment and include four mills, 67 corrugated products facilities and an ownership or controlling interest in approximately 950,000 acres of timberland. Paperboard Packaging's folding carton business is not included in the transaction. The joint venture entity (to be called Packaging Corporation of America) will be headed by Paul T. Stecko, who will serve as its chairman and chief executive officer. Upon closing of the transaction, Mr. Stecko will resign his position as president and chief operating officer of Tenneco, but will continue to serve on Tenneco's Board of Directors. The transaction is expected to be completed during the first half of 1999, subject to the satisfaction of customary conditions including entering into certain financing arrangements. See "Business -- Tenneco Inc." and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Strategic Alternative Analysis."

OTHER

     As of January 1, 1999, Paperboard Packaging had approximately 8,400 employees. Paperboard Packaging holds a number of domestic and foreign patents and trademarks relating to its products and businesses. The patents, trademarks and other intellectual property owned by Paperboard Packaging are important in the manufacturing, marketing and distribution of its products.

     The principal raw materials used by Paperboard Packaging in its manufacturing operations are pulpwood, sawtimber and recycled fiber. Paperboard Packaging obtains its pulpwood and sawtimber from timberland owned or controlled by it as well as from outside purchases. Recycled fiber is supplied from outside contractual sources as well as internally from its three recycling facilities and its own containerboard clippings and trim.

                           TENNECO BUSINESS SERVICES

     Tenneco Business Services ("TBS") designs, implements and administers shared administrative service programs and data processing for Tenneco's businesses as well as on an "as requested" basis for former Tenneco business entities and affiliates.

     Primary service areas of TBS include: (i) financial accounting services, including asset management, financial reporting, general accounting, accounts payable, travel and entertainment, and systems support; (ii) employee benefits administration for all major salaried and hourly benefit plans; (iii) human resources and payroll services, including payroll processing, relocation services, government compliance services and expatriate relocation and repatriation services; (iv) mainframes and distributed systems operations; (v) telecommunications and network operations and management; (vi) help desk support; and (vii) disaster recovery support.

     In connection with its operations, TBS holds numerous software licenses, owns and operates computer equipment and has agreements with numerous vendors for supplies and services.

     As of January 1, 1999, TBS had approximately 350 employees.

     TBS is headquartered in The Woodlands, Texas, and its data center is located in Lincolnshire, Illinois.

                             ENVIRONMENTAL MATTERS

     The Company estimates that its subsidiaries will make capital expenditures for environmental matters of approximately $39 million in 1999 and that capital expenditures for environmental matters will be approximately $110 million in the aggregate for the years 1999 through 2009.

     For information regarding environmental matters, see Item 3, "Legal Proceedings," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 13 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries.

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

     Tenneco, Old Tenneco and Newport News entered into a Distribution Agreement, dated November 1, 1996, pursuant to which the Distributions and certain corporate transactions required to effect the Distributions were accomplished. The Distribution Agreement provides for, among other things, the assumption of liabilities and cross indemnities designed to allocate generally, effective as of the date of the Distributions, financial responsibility for the liabilities of Old Tenneco arising out of or in connection with (i) Tenneco Automotive, Specialty Packaging and Paperboard Packaging and TBS to the Company,
(ii) Old Tenneco's shipbuilding businesses to Newport News and its subsidiaries, and (iii) Old Tenneco's remaining active businesses (consisting primarily of the transportation and marketing of natural gas) and certain discontinued operations to Old Tenneco and its subsidiaries.

     In addition, as contemplated by the Distribution Agreement, the Company entered into certain ancillary agreements (collectively, the "Ancillary Agreements") with Old Tenneco and/or Newport News prior to the consummation of the Distributions which further effectuated the restructuring of Old Tenneco and govern various aspects of the post-Distributions relationship among the parties.

     The Ancillary Agreements include: (i) the Benefits Agreement, which provides for allocations of responsibilities among the Company, Old Tenneco and Newport News with respect to employee compensation, benefit and labor matters;
(ii) the Tax Sharing Agreement, pursuant to which the Company, Old Tenneco and Newport News will allocate liabilities for taxes arising prior to, as a result of, and subsequent to the Distributions; (iii) the Debt and Cash Allocation Agreement which provided for, among other things, the allocation of cash among, and the restructuring and refinancing of certain of the debt of Tenneco existing prior to the Distributions by (or with the funds provided by) the Company, Old Tenneco and Newport News; (iv) the Supply Participation Agreement which permits Newport News to participate in certain national supplier relationships; (v) Trademark Transition License Agreements allowing Old Tenneco and Newport News to use certain of the trademarks and tradenames of Tenneco for certain specified periods of time for certain purposes; and (vi) the Insurance Agreement, which provides for the continuing rights and obligations of the Company, Old Tenneco and Newport News with respect to various pre-Distributions insurance programs. With respect to certain obligations under the Benefits Agreement, see Item 3, "Legal Proceedings -- Other Proceedings" and Note 13 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries.

ITEM 2. PROPERTIES.

  Corporate Headquarters

     The Company owns its executive offices at 1275 King Street, Greenwich, Connecticut 06831, and its telephone number at that address is (203) 863-1000. In connection with the Company's strategic actions, previously discussed, the Company is studying a number of options including the potential disposition of its headquarters facility in Greenwich, Connecticut and the consolidation of its executive offices with the existing operational headquarters in Lake Forest, Illinois.

  Automotive

     In the United States, Walker operates 12 manufacturing facilities and three engineering and technical facilities. In addition, Walker operates 32 manufacturing facilities located in Argentina, Australia, Brazil, Canada, China, Denmark, France, Germany, Mexico, Poland, Portugal, South Africa, Spain, Sweden, and the United Kingdom. Walker also has engineering and technical centers in Australia and Germany which are located at manufacturing facilities.

     In the United States, Monroe has five manufacturing facilities and three engineering and technical facilities, one of which is located at a manufacturing facility. In addition, Monroe has 16 manufacturing operations in Argentina, Australia, Belgium, Brazil, Canada, China, the Czech Republic, India, Mexico, New Zealand, South Africa, Spain, Turkey and the United Kingdom. Monroe also has engineering and technical facilities in Australia and Belgium which are located at manufacturing facilities. Tenneco Automotive has sales offices in Japan and Singapore.

     Of the 72 properties described above, 54 are owned and 18 are leased. Eight of the properties are held through joint ventures. Tenneco Automotive also has distribution facilities at its manufacturing sites and at a few offsite locations, substantially all of which are leased.

  Specialty Packaging

     In North America, Specialty Packaging operates a total of 63 manufacturing facilities, of which 35 are owned and 28 are leased. These facilities consist of 35 specialty products manufacturing facilities and 28 protective packaging facilities. The specialty products manufacturing facilities consist of seven molded fiber product plants, one molded fiber tooling fabrication facility, two ovenable paperboard plants, and 25 plants that manufacture disposable plastic and aluminum packaging products. The 28 protective package facilities include 12 paperboard honeycomb products plants, 15 other plants that manufacture plastic, foam and other protective packaging products. In addition, Specialty Packaging participates in a protective plastics joint venture in Chihuahua, Mexico. In addition to the 63 manufacturing facilities, there are four research and design centers.

     Internationally, Specialty Packaging operates 24 manufacturing facilities in Belgium, Egypt, France, Germany, Hungary, Italy, The Netherlands, Poland, Romania, Spain, Switzerland, and the United Kingdom, of which 20 are owned and four are leased. In addition, Specialty Packaging participates in three joint venture operations in China and Hungary. The international operations include two folding carton operations, one paperboard honeycomb products operation, one corrugated container plant, a waste paper recycling center, a wood products operation, 18 plants for the manufacture of protective, flexible, or thermoformed plastics products and specialty films, one aluminum portion pack operation, and two molded fiber products plants.

  Paperboard Packaging

     Paperboard Packaging operates a total of 84 manufacturing facilities, of which 56 are owned, 27 are leased, and one is held by a joint venture. These facilities consist of 67 corrugated products facilities (65 box plants, one corrugated products wax cascading facility and one machine rebuild facility), five folding carton plants, four wood products facilities, and four mills with nine containerboard machines. Two of the mills (located in Georgia and Wisconsin), including substantially all of the equipment associated with both mills, are held under lease. Additionally, Paperboard Packaging participates in a joint venture chip mill. Three recycled paperstock facilities provide raw materials for the Counce, Tennessee mill. All facilities are located within the continental United States.

  TBS

     TBS operates out of its headquarters in The Woodlands, Texas, and its data center is located in Lincolnshire, Illinois. Both facilities are leased.

  General

     Tenneco believes that substantially all of its plants and equipment are, in general, well maintained and in good operating condition. They are considered adequate for present needs and, as supplemented by planned construction, are expected to remain adequate for the near future.

     Tenneco also believes that its subsidiaries have generally satisfactory title to the properties owned and used in their respective businesses, subject to liens for current taxes and easements, restrictions and other liens which do not materially detract from the value of such property or the interests therein or the use of such properties in their businesses.

ITEM 3. LEGAL PROCEEDINGS.

     (1) Potential Superfund Liability.

     At February 1, 1999, the Company had been designated as a potentially responsible party in seven "Superfund" sites. The Company has estimated its share of the remediation costs for these sites to be approximately $4 million in the aggregate and has established reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, the Company's estimate of its remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that the Company could be required to pay in excess of its share of remediation costs. The Company's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in the Company's determination of its estimated liability. The Company believes that the costs associated with its current status as a potentially responsible party in the Superfund sites referenced above will not be material to its consolidated financial position or results of operations.

     For additional information concerning environmental matters, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 1. "Business and Properties" and the caption "Environmental Matters" under Note 13, to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries.

     (2) Other Proceedings.

     The Company and Newport News have received letters from the Defense Contract Audit Agency (the "DCAA"), inquiring about certain aspects of the Distributions, including the disposition of the Tenneco Inc. Retirement Plan (the "TRP"), which covers salaried employees of Newport News and other Tenneco divisions, and the 1986 asset valuation for the TRP and its cost accounting treatment. On January 15, 1999, Newport News entered into a settlement agreement with the Federal Government regarding the TRP. Under a separate agreement, Tenneco agreed to pay Newport News $14.5 million with respect to this and other matters. This payment had no material impact on Tenneco's financial condition or results of operations.

     The Company and its subsidiaries are parties to various other legal proceedings arising from their operations. The Company believes that the outcome of these other proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below is a list of the executive officers of Tenneco Inc. at March 1, 1999. Each of such executive officers has served in the capacities indicated below with Tenneco Inc. (or, for periods prior to the Distributions, with Old Tenneco) since the dates indicated below:

          NAME (AND AGE AT                                                      EFFECTIVE DATE
         DECEMBER 31, 1998)                        OFFICES HELD*                   OF TERM
         ------------------                        -------------                --------------
Dana G. Mead (62)...................  Chairman                                  May 1994
                                      Chief Executive Officer                   February 1994
                                      Director                                  April 1992
                                      Chairman of the Executive Committee       February 1994
                                      Member of the Executive Committee         May 1992
Paul T. Stecko (54).................  Director                                  November 1998
                                      President                                 November 1998
                                      Chief Operating Officer                   January 1997
Theodore R. Tetzlaff (54)...........  General Counsel                           July 1992
Robert T. Blakely (57)..............  Executive Vice President                  May 1996
                                      Chief Financial Officer                   July 1981
John J. Castellani (47).............  Executive Vice President                  January 1997
Karl A. Stewart (55)................  Vice President                            May 1991
                                      Secretary                                 May 1986

-------------------------
* Unless otherwise indicated, all offices held are with Tenneco Inc. (or, for periods prior to (i) the Distributions, Old Tenneco, and (ii) December 1987, the Company which at the time was known as Tenneco Inc.).

     Each of the executive officers of Tenneco has been continuously engaged in the business of Tenneco, its subsidiaries, affiliates or predecessor companies during the past five years in the positions indicated except that: (i) Dana G. Mead has served as an executive officer of Tenneco since March 1992, when he joined Tenneco as Chief Operating Officer and was elected President one month later; (ii) since November 1998 Paul T. Stecko has been serving as a Director and from December 1993 to June 1997 served as the President and Chief Executive Officer of Tenneco Packaging; from 1977 to 1993, he was employed by International Paper Co., last serving as Vice President and General Manager of Publications Papers, Bristols and Converting Papers; (iii) Theodore R. Tetzlaff has been a partner in the law firm of Jenner & Block, Chicago, for more than five years; (iv) from August 1992 to March 1995 John J. Castellani served as Vice President -- Government Relations of Tenneco and from March 1995 to January 1997 he served as Senior Vice President -- Government Relations of Tenneco. For purposes of the preceding sentence, "Tenneco" refers to Old Tenneco for periods prior to the Distributions and to Tenneco Inc. for periods after the Distributions.

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

     The Common Stock began "regular way" trading on the New York Stock Exchange on December 12, 1996 (the business day immediately following the Distributions). See "Business -- Tenneco Inc." The following table sets forth the high and low sales prices of Common Stock on the New York Stock Exchange Composite Transactions Tape, and the dividends paid per share of Common Stock.

                                                    SALE
                                                   PRICES
                                              -----------------        DIVIDENDS
                  QUARTER                     HIGH          LOW          PAID
                  -------                     ----          ---        ---------
1998
  1st.......................................   45           36            .30
  2nd.......................................   47 1/2       37            .30
  3rd.......................................   38 7/8       30 7/8        .30
  4th.......................................   37 7/16      29 1/2        .30
1997
  1st.......................................   46           38            .30
  2nd.......................................   46 3/4       38            .30
  3rd.......................................   50 3/4       43 11/16      .30
  4th.......................................   52 1/8       37 5/16       .30

     As of January 31, 1999, there were approximately 81,896 holders of record, including brokers and other nominees.

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

     Under applicable corporate law, dividends may be paid by Tenneco out of "surplus" (as defined under the law) or, if there is not a surplus, out of net profits for the year in which the dividends are declared or the preceding fiscal year. At December 31, 1998, Tenneco had surplus of approximately $2.8 billion for the payment of dividends, and Tenneco will also be able to pay dividends out of any net profits for the current and prior fiscal year.

ITEM 6. SELECTED FINANCIAL DATA.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                            YEARS ENDED DECEMBER 31,
                 (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                               1998(a)       1997(a)       1996(a)        1995          1994
                                             -----------   -----------   -----------   -----------   -----------
STATEMENTS OF INCOME DATA(b):
  Net sales and operating revenues from
    continuing operations --
      Automotive...........................  $     3,237   $     3,226   $     2,980   $     2,479   $     1,989
      Specialty Packaging..................        2,785         2,553         1,987           845           636
      Paperboard Packaging.................        1,674         1,521         1,683         1,923         1,560
      Intergroup sales and other...........          (99)          (80)          (78)          (26)          (19)
                                             -----------   -----------   -----------   -----------   -----------
         Total.............................  $     7,597   $     7,220   $     6,572   $     5,221   $     4,166
                                             ===========   ===========   ===========   ===========   ===========
  Income from continuing operations before
    interest expense, income taxes, and
    minority interest --
      Automotive...........................  $       248   $       407   $       249   $       240   $       223
      Specialty Packaging..................          328           308           249            39            68
      Paperboard Packaging.................          131            63           152           391           141
      Other................................          (66)          (14)          (22)            2            24
                                             -----------   -----------   -----------   -----------   -----------
         Total.............................          641           764           628           672           456
  Interest expense (net of interest
    capitalized)(c)........................          240           216           195           160           104
  Income tax expense.......................          116           163           194           231           114
  Minority interest........................           30            24            21            23            --
                                             -----------   -----------   -----------   -----------   -----------
  Income from continuing operations........          255           361           218           258           238
  Income from discontinued operations, net
    of income tax(d).......................           --            --           428           477           214
  Extraordinary loss, net of income
    tax(e).................................           --            --          (236)           --            (5)
  Cumulative effect of changes in
    accounting principles, net of income
    tax(f).................................           --           (46)           --            --           (39)
                                             -----------   -----------   -----------   -----------   -----------
  Net income...............................          255           315           410           735           408
  Preferred stock dividends................           --            --            12            12            60
                                             -----------   -----------   -----------   -----------   -----------
  Net income to common stock...............  $       255   $       315   $       398   $       723   $       348
                                             ===========   ===========   ===========   ===========   ===========
  Average number of shares of common stock
    outstanding(g) --
      Basic................................  168,505,573   170,264,731   169,609,373   172,764,198   162,307,189
      Diluted..............................  168,834,531   170,801,636   170,526,112   173,511,654   162,912,425
  Earnings per average share of common
    stock(g) --
      Basic:
         Continuing operations.............  $      1.52   $      2.12   $      1.29   $      1.49   $      1.17
         Discontinued operations(d)........           --            --          2.45          2.70          1.25
         Extraordinary loss(e).............           --            --         (1.39)           --          (.03)
         Cumulative effect of changes in
           accounting principles(f)........           --          (.27)           --            --          (.24)
                                             -----------   -----------   -----------   -----------   -----------
                                             $      1.52   $      1.85   $      2.35   $      4.19   $      2.15
                                             ===========   ===========   ===========   ===========   ===========
      Diluted:
         Continuing operations.............  $      1.51   $      2.11   $      1.28   $      1.48   $      1.17
         Discontinued operations(d)........           --            --          2.44          2.69          1.24
         Extraordinary loss(e).............           --            --         (1.38)           --          (.03)
         Cumulative effect of changes in
           accounting principles(f)........           --          (.27)           --            --          (.24)
                                             -----------   -----------   -----------   -----------   -----------
                                             $      1.51   $      1.84   $      2.34   $      4.17   $      2.14
                                             ===========   ===========   ===========   ===========   ===========
  Cash dividends per common share..........  $      1.20   $      1.20   $      1.80   $      1.60   $      1.60

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    YEARS ENDED DECEMBER 31, -- (CONTINUED)
                                   (MILLIONS)

                                               1998(a)       1997(a)       1996(a)        1995          1994
                                             -----------   -----------   -----------   -----------   -----------
BALANCE SHEET DATA(b):
  Net assets of discontinued operations....  $        --   $        --   $        --   $     1,045   $     1,858
  Total assets.............................        8,791         8,332         7,587         7,413         5,853
  Short-term debt(c).......................        1,071           278           236           384           108
  Long-term debt(c)........................        2,360         2,633         2,067         1,648         1,039
  Minority interest........................          421           424           304           301           301
  Shareowners' equity......................        2,504         2,528         2,646         3,148         2,900
STATEMENT OF CASH FLOWS DATA(b):
  Net cash provided by operating
    activities.............................  $       532   $       519   $       253   $     1,443   $       450
  Net cash used by investing activities....         (759)         (897)         (693)       (1,146)         (117)
  Net cash provided (used) by financing
    activities.............................          216           354           147          (356)         (151)
  Capital expenditures for continuing
    operations.............................         (592)         (558)         (573)         (562)         (280)

-------------------------
(a) For a discussion of the significant items affecting comparability of the financial information for 1998, 1997, and 1996, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." See also Notes 1 and 2 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries for a discussion of the Merger and Distributions transactions.

(b) During the years presented, Tenneco completed numerous acquisitions, the most significant of which were Specialty Packaging's acquisitions of Mobil Plastics for $1.3 billion in late 1995, Amoco Foam Products for $310 million in August 1996, and the protective and flexible packaging businesses of NV Koninklijke KNP BT for $380 million in April 1997 and Automotive's acquisition of Clevite for $328 million in July 1996. See Note 4 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries for additional information.

(c) Debt amounts for 1995 and 1994 are net of allocations for corporate debt to the net assets of discontinued energy and shipbuilding operations. Interest expense for 1996 and prior years is net of interest expense allocated to income from discontinued operations. The allocation is based on the proportion of Tenneco's investment in the energy operations' and shipbuilding operations' net assets to Tenneco consolidated net assets plus debt. See Note 1 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries for additional information.

(d) Discontinued operations reflected in the above periods include Tenneco's energy and shipbuilding operations, which were discontinued in December 1996, its farm and construction equipment operations, which were discontinued in March 1996, and its chemicals and brakes operations, which were discontinued during 1994.

(e) Represents Tenneco's costs related to prepayment of debt, including the 1996 loss recognized in the realignment of Tenneco's consolidated indebtedness preceding the Merger and Distributions. See Note 2 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries.

(f) In 1997, Tenneco implemented Financial Accounting Standards Board's Emerging Issues Task Force Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation." In 1994, Tenneco adopted Statement of Financial Accounting Standards ("FAS") No. 112, "Employers' Accounting for Postemployment Benefits." See Note 1 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries for additional information regarding changes in accounting principles.

(g) The average number of shares of common stock outstanding and earnings per share amounts have been restated to reflect the adoption of FAS No. 128, "Earnings per Share," effective December 15, 1997. See Note 1 and Note 8 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries for information regarding the computation of earnings per share of common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

STRATEGIC ALTERNATIVES ANALYSIS

     On July 21, 1998, Tenneco announced that its Board of Directors had authorized management to develop a broad range of strategic alternatives designed to better realize the long-term value of its businesses for its shareowners. Among the options is the separation of the automotive, containerboard packaging and specialty packaging businesses.

     On January 26, 1999, Tenneco announced that it had entered into an agreement to contribute the containerboard assets of its Paperboard Packaging business into a new joint venture with Madison Dearborn Partners, in exchange for cash and debt assumption totaling approximately $2 billion and a 45 percent common equity interest in the joint venture. These assets represent substantially all of the assets of the Paperboard Packaging segment and include four mills, 67 corrugated products plants and an ownership or controlling interest in approximately 950,000 acres of timberland. Paperboard Packaging's folding carton business is not included in the transaction. In connection with the transaction, Tenneco Packaging Inc. will borrow approximately $1.8 billion, the majority of which will be used to acquire assets used by the containerboard business pursuant to operating leases and timber cutting rights, with the remainder remitted to Tenneco for corporate debt reduction. Tenneco Packaging Inc. will then contribute the containerboard business assets (subject to the new indebtedness and the containerboard business liabilities) to a joint venture in exchange for approximately $240 million in cash and a 45 percent common equity interest in the joint venture, valued at approximately $200 million. As a result of the sale transaction, Tenneco expects to recognize a pre-tax loss in 1999 of approximately $380 million to $395 million. Subject to certain customary closing conditions, the transaction is expected to close during the first half of 1999. Subsequent to closing, Tenneco will account for its remaining 45 percent interest in the containerboard business on the equity method of accounting.

     Tenneco continues to analyze the alternatives for Automotive and Specialty Packaging as well as Paperboard Packaging's folding carton business. Those alternatives include a sale, merger, spin-off or public offering. Tenneco will make public announcements of the expected transactions as those transactions are determined.

     The following review of Tenneco's financial condition and results of operations should be read in conjunction with the financial statements and related notes of Tenneco Inc. and Consolidated Subsidiaries.

YEARS 1998 AND 1997

RESULTS OF CONTINUING OPERATIONS

     Tenneco reported income from continuing operations of $255 million for the year ended December 31, 1998, compared to $361 million for the same period in 1997. The 1998 figure includes a $64 million after-tax charge to restructure the Company's automotive aftermarket business and to reduce overhead and manufacturing costs throughout every part of Tenneco's business. Excluding the restructuring charge, Tenneco's income from continuing operations for the 1998 period was $319 million compared to $361 million for the year ended December 31, 1997. The decline results from lower earnings at Automotive combined with costs related to Tenneco's data center consolidation effort, offset in part by stronger results in Paperboard Packaging and record results in Specialty Packaging. Higher interest expense and minority interest also contributed to the earnings decline.

NET SALES AND OPERATING REVENUES

                                                                                %
                                                           1998      1997     CHANGE
                                                          ------    ------    ------
                                                             (MILLIONS)
Automotive............................................    $3,237    $3,226      --%
Specialty Packaging...................................     2,785     2,553       9
Paperboard Packaging..................................     1,674     1,521      10
Intergroup sales and other............................       (99)      (80)     NM
                                                          ------    ------
                                                          $7,597    $7,220       5%
                                                          ======    ======

     Automotive's revenue for 1998 was essentially flat with 1997 as increases in original equipment revenue in North America and Europe of $215 million were offset by a $165 million decline in aftermarket revenues throughout the world, a $54 million reduction due to the adverse impact of a strong U.S. dollar, with the remaining change due to the mix of products sold. Original equipment revenue was up as Automotive continued to place its ride control and exhaust products on many of the world's best-selling vehicles. Lower aftermarket demand was driven by customer consolidations that temporarily increased field inventory levels in North America and Europe; milder than normal winter weather; and continuing soft Asian and South American replacement markets. Additionally, Tenneco Automotive continued to reduce its quarterly promotional programs in an effort to better balance supply and demand going into 1999.

     Specialty Packaging's revenue increase of $232 million resulted primarily from full year inclusion of the protective and flexible packaging businesses acquired from NV Koninklijke KNP BT ("KNP") in 1997 and from the May 1998 acquisition of Richter Manufacturing, a leading producer of protective packaging for the western United States. The KNP businesses contributed $160 million of incremental revenue in 1998 measured through the first anniversary of their acquisition in late April 1997. Richter Manufacturing revenue during 1998 was $39 million. The remaining revenue increase reflects higher volumes in numerous product lines which more than offset lower pricing.

     Paperboard Packaging's revenue increased by $153 million over 1997 levels. This increase is primarily attributable to improved pricing which occurred during the first three quarters of the year, offset in part by lower pricing during the fourth quarter. Favorable volume accounted for the remaining revenue increase.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST (OPERATING INCOME)

RESTRUCTURING AND OTHER CHARGES

     On July 21, 1998, Tenneco announced its intention to initiate a restructuring plan designed to reduce administrative and operational overhead costs in every part of Tenneco's business. In the fourth quarter of 1998, Tenneco's Board of Directors approved an extensive restructuring plan to accomplish the overhead reduction goals as well as to consolidate the manufacturing and distribution operations of Automotive's North American aftermarket business and certain manufacturing operations in the Paperboard Packaging and Specialty Packaging businesses. The restructuring plan is expected to result in $135 million in annual savings, 80 percent of which is expected to be realized in 1999. Tenneco recorded a pre-tax charge of $100 million, $64 million after-tax or 38 cents per share, in the fourth quarter of 1998 related to this restructuring plan. Of the pre-tax charge, for operational restructuring actions, $36 million is related to the Automotive aftermarket restructuring, $10 million is related to the Specialty Packaging restructuring, and $10 million is related to the Paperboard Packaging restructuring. The staff and related cost reduction plan, which covers staff reductions at both the operating units and at corporate, is expected to cost $44 million. The charge was recognized in the results of operations for each segment where the costs will be incurred. Including the charges for the staff and related cost reductions, Automotive recorded a charge of $53 million, Specialty Packaging a charge of $18 million, Paperboard Packaging a charge of $17 million and Tenneco's corporate operations a charge of $12 million.

     The Automotive aftermarket restructuring involves closing two plant locations and five distribution centers and the elimination of 302 positions at those locations. The Paperboard Packaging restructuring plan involves closing four box plants and the elimination of 78 positions at those plants. The Specialty Packaging restructuring plan involves the elimination of production lines at two plants and the closure of one plant. Additionally, Specialty Packaging will exit four joint ventures. These actions involve the elimination of 104 positions. The staff and related cost reduction plan involves the elimination of 834 administrative positions in Tenneco's three business units and its corporate operations.

     The fixed assets at the locations to be closed and for the production lines to be eliminated, as well as the joint venture investments, were written down to their estimated fair value. No significant cash proceeds are expected to be received from the ultimate disposal of these assets.

     As of December 31, 1998, approximately 500 employees had been terminated pursuant to the restructuring plan.

     Amounts related to the restructuring plan are shown in the following table:

                                                           FOURTH
                                             1998         QUARTER     CHARGED      BALANCE AT
                                         RESTRUCTURING      1998      TO ASSET    DECEMBER 31,
                                            CHARGE        PAYMENTS    ACCOUNTS        1998
                                         -------------    --------    --------    ------------
                                                              (MILLIONS)
Severance............................        $ 44           $10         $--           $34
Asset impairments....................          49            --          49            --
Facility exit costs..................           7            --          --             7
                                             ----           ---         ---           ---
                                             $100           $10         $49           $41
                                             ====           ===         ===           ===

     Tenneco expects the balance of the restructuring liability will be expended during 1999 and that the restructuring actions will be complete by the fourth quarter of 1999.

OPERATING INCOME

     Excluding these restructuring charges, a comparison of Tenneco's 1998 and 1997 operating income is as follows:

                                                                               %
                                                             1998    1997    CHANGE
                                                             ----    ----    ------
                                                              (MILLIONS)
Automotive...............................................    $301    $407     (26)%
Specialty Packaging......................................     346     308      12
Paperboard Packaging.....................................     148      63     135
Other....................................................     (54)    (14)     NM
                                                             ----    ----
                                                             $741    $764      (3)%
                                                             ====    ====

     Automotive's operating income in 1998 reflected strong volume growth in the original equipment business which was more than offset by lower volumes in the aftermarket. The net impact of volume was a decline in operating income of $43 million. Adverse currency movements caused a further deterioration of $14 million. The 1997 operating income included $10 million related to the favorable resolution of a legal action and a net reduction of $4 million in certain reserves, primarily related to ongoing reorganization initiatives which had proceeded more rapidly and efficiently than planned, allowing Automotive to adjust its cost estimate for completing the initiatives. Charges in 1998 for bad debts, a higher level of costs related to customer acquisition activity and marketing, and pricing adjustments in the original equipment business produced the balance of the earnings decline.

     Specialty Packaging's operating income increase reflected $24 million from acquired businesses through the one-year anniversary of their acquisitions as well as higher unit volumes, primarily in Hefty One-Zip(R), food service foam, and consumer tableware products. Lower raw material costs approximately offset price reductions to customers. In addition, Specialty Packaging incurred approximately $7 million in one-time costs related to an information systems project in North America.

     The operating income of Paperboard Packaging's business in 1998 included a $15 million pre-tax gain on the sale of its remaining 20 percent interest in a recycled paperboard joint venture with Caraustar Industries and a $17 million gain on the sale of non-strategic timberland assets. In 1997, operating income included a $38 million gain on refinancing of two containerboard mill leases and a $5 million gain from a timberland management transaction. Excluding these items, Paperboard Packaging's operating income increased by $96 million, primarily as a result of higher linerboard and medium pricing, and higher volumes during the year.

     Tenneco's "Other" operating loss increased in 1998 over 1997 levels primarily as a result of higher costs related to Tenneco's data center consolidation effort, which more than offset lower unabsorbed costs at Tenneco's administrative services operation. Tenneco began consolidating its North American data center operations in 1998. The operating costs of the data center will continue into 1999 and beyond.

OUTLOOK

     Automotive anticipates improved results in 1999. In the original equipment market, Automotive was awarded 44 new platforms during 1998. Its products are incorporated in 11 of the 15 top selling global car models. The growth generated in the original equipment market from the award of new platforms and placement of Automotive's products on top selling models will be partially offset by engineering costs for new automobile original equipment platforms, which must be expensed as they are incurred beginning in 1999 pursuant to the previously described change in accounting principle for start-up costs. The inventory position of Automotive's North American aftermarket customers which contributed to the 1998 results is expected to continue to gradually improve in 1999, while consolidation in the automotive aftermarket parts distribution business in Europe is expected to contribute to low sales growth levels there as well. Nevertheless, the recently announced aftermarket restructuring and overhead cost reduction program should position Automotive to deliver both revenue growth and improved operating margins in 1999.

     Specialty Packaging's future is primarily based on the strength of its brands. The breadth of the Hefty brand was enhanced during 1998 with the introduction of new products including Easy Flaps(R) waste bags and Fast-Pak(TM) deli bags with Slide Rite(TM) technology. The Hexacomb(R) and Jiffy(TM) brand names have helped to make Specialty Packaging a leading producer of protective packaging in Europe and one of the largest in the United States. During 1998 Specialty Packaging introduced the Big Breakfast deluxe foam package for the new breakfast meal from McDonalds. This, other new product introductions, acquisitions including Richter Manufacturing, and the higher growth rate of Specialty Packaging's market segments should lead to volume increases. Mix management and cost reductions should combine with the volume gains to produce increased earnings in 1999.

     The sale of the containerboard packaging business is expected to reduce the cyclicality of Tenneco's earnings while Tenneco will still benefit from its 45 percent common equity interest in the joint venture to be formed as a result of the transaction.

     This "Outlook" section contains forward-looking statements. See "Cautionary Statement for Purposes of 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" for a description of certain factors that could cause actual results to differ from anticipated results and other matters.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

     Tenneco incurred interest expense of $240 million, a $24 million increase over 1997. The increase reflects a higher borrowing level during 1998, resulting from inclusion for the full year of amounts used to acquire the protective and flexible packaging business of KNP in late April 1997, a higher level of working capital to support higher revenue levels and Tenneco's share repurchase activity.

INCOME TAXES

     Tenneco's effective tax rate for 1998 was 29 percent, compared to 30 percent for 1997. The 1998 effective tax rate was lower than the statutory rate as a result of certain non-recurring foreign and state tax benefits, lower foreign tax rates and a reduction in Tenneco's estimated tax liabilities related to certain global tax audits. The 1997 effective tax rate benefitted from the non-recurring impact of certain foreign tax benefits and the benefit of previously unrecognized deferred tax assets.

MINORITY INTEREST

     Minority interest was $30 million in 1998, compared to $24 million in 1997. This primarily represents dividends on the preferred stock of a U.S. subsidiary. In December 1997, this subsidiary issued additional preferred stock. See Note 10 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries for additional information.

CHANGES IN ACCOUNTING PRINCIPLES

     Tenneco's 1997 net income included a $46 million after-tax charge for the cumulative effect of a change in accounting principle related to requirements of the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation."

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement will be applied prospectively and is effective for fiscal years beginning after December 15, 1998. Tenneco currently capitalizes costs for purchase and development of software which is used in its business operations. Consequently, the impact of this new standard will not have a significant effect on Tenneco's financial position or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. The statement requires previously capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Tenneco capitalizes certain costs related to start-up activities, primarily engineering costs for new automobile original equipment platforms. Tenneco expects to record an after-tax charge for the cumulative effect of this change in accounting principle upon adoption of approximately $100 million. Tenneco will adopt this new accounting principle in the first quarter of 1999.

     In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 1999. Tenneco is currently evaluating the new standard but has not yet determined the impact it will have on its financial position or results of operations.

     In the fourth quarter of 1998, Tenneco adopted the provisions of SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information." As a result, Tenneco began reporting Automotive, Specialty Packaging and Paperboard Packaging segments in its financial statements. Segment data for all prior periods has been restated to reflect the new segment reporting requirements.

EARNINGS PER SHARE

     Income from continuing operations was $1.51 per share on a diluted basis for 1998, compared to $2.11 per share in 1997. (All references to earnings per share in this Management's Discussion and Analysis are on a diluted basis unless otherwise noted.) For 1997, Tenneco also recorded the cumulative effect of a change in accounting principle noted above of $.27 per share, resulting in net income of $1.84 per share. For 1998, net income was equal to income from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

                                                                1998     1997
                                                                -----    -----
                                                                  (MILLIONS)
Cash provided (used) by:
  Operating activities......................................    $ 532    $ 519
  Investing activities......................................     (759)    (897)
  Financing activities......................................      216      354

OPERATING ACTIVITIES

     Cash flow provided by operating activities was $13 million higher in 1998 than in 1997. Income before depreciation, depletion and amortization was $23 million lower than in 1997, as a result of the restructuring charge taken during the fourth quarter of 1998, for which the bulk of the cash outflows will occur during 1999. Without this charge, income before depreciation, depletion and amortization would have been $41 million higher in 1998 than in 1997. Noncash charges for deferred income taxes were higher in 1997 than in 1998, primarily as a result of tax benefits derived from the 1996 reorganization and debt realignment and a 1996 tax net operating loss which was carried back to earlier years. Components of working capital used significantly less cash in 1998, primarily as a result of payment of certain liabilities in 1997, including those incurred in connection with the 1996 reorganization, combined with increases in liabilities in 1998 associated with the restructuring charge. Other operating activities improved by $38 million primarily resulting from the absence in 1998 of an adjustment to offset non-cash income from the mill lease refinancing which occurred in 1997.

INVESTING ACTIVITIES

     Investing activities used $138 million less cash in 1998 than in 1997. Acquisitions were lower by $210 million. During 1998, the most significant acquisitions were Richter Manufacturing, a North American protective packaging business, and the Belvidere, Illinois ovenable paperboard tray manufacturing facility of Champion International. Acquisition activity in 1997 primarily related to the purchase of KNP's protective and flexible packaging business. Partially offsetting this lower level of acquisition activity was an increase in capital expenditures. Capital expenditures in 1998 included $84 million spent to acquire certain leased timberlands in contemplation of the separation of the containerboard assets from Tenneco's other businesses. In January 1999, Tenneco spent $50,000 to complete the transaction to purchase these timberlands. Absent this transaction, which was necessary to position the containerboard business for its eventual sale, capital expenditures declined $50 million in 1998, reflecting lower spending in both the Automotive and Specialty Packaging segments.

FINANCING ACTIVITIES

     Financing activities in 1998 generated $138 million less cash than in 1997. During 1997, a Tenneco subsidiary issued preferred stock, the net proceeds of which were $99 million. During 1998, Tenneco repurchased $22 million more of its common stock than in 1997. During 1997, Tenneco refinanced a portion of its short-term debt by issuing $100 million of 10-year 7 1/2% notes, $200 million of 30-year 7 7/8% debentures, and $300 million of 20-year 7 5/8% debentures. The net proceeds of these debt offerings was $593 million. During 1998, Tenneco's short-term debt (excluding current maturities on long-term debt) increased by $540 million.

LIQUIDITY

     At December 31, 1998, Tenneco's credit facility was a $1.75 billion committed financing arrangement with a syndicate of banks which expires in 2001. Committed borrowings under this credit facility bear interest at an annual rate equal to, at the borrower's option, either (i) a rate consisting of the higher of Morgan Guaranty Trust Company of New York's prime rate or the federal funds rate plus 50 basis points; (ii) the

London Interbank Offering Rate plus a margin determined based on the credit rating of Tenneco's unsecured senior debt; or (iii) a rate based on money market rates pursuant to competitive bids by the syndicate banks. Tenneco maintains unused availability under this line of credit at least equal to 100 percent of its commercial paper notes outstanding which were $576 million at December 31, 1998. There were no borrowings under this credit facility at December 31, 1998.

     The credit facility requires that Tenneco's ratio of debt to total capitalization, as defined in the credit facility, not exceed 70%. Compliance with this requirement is a condition for any incremental borrowings under the credit facility, and failure to meet the requirement enables the syndicate banks to require repayment of any outstanding loans after a 30-day cure period. At December 31, 1998, Tenneco's ratio of debt to total capitalization as defined in the credit facility was 57.9 percent. In addition, the credit facility imposes certain other restrictions, none of which are expected to limit Tenneco's ability to operate its businesses in the ordinary course.

     Following Tenneco's July 21, 1998 announcement regarding its analysis of strategic alternatives, Standard and Poor's and Moody's debt rating agencies placed the rating on Tenneco's debt in review, pending the outcome of Tenneco's strategic alternatives analysis. In consideration of the rating agency actions and the possibility that the strategic alternatives analysis could result in the separation of the automotive, specialty packaging, and containerboard businesses, which could require a realignment of Tenneco's long-term debt, Tenneco has financed its capital needs with short-term debt during the year. Consequently, Tenneco's short-term debt at December 31, 1998 was $549 million higher than at December 31, 1997. Tenneco believes that its existing committed credit facility, supplemented by the net proceeds from the sale of the containerboard business, are adequate to meet its 1999 capital requirements, including scheduled long-term debt retirements of $250 million. However, should additional financing be required, Tenneco's current debt covenants would allow it to borrow up to an additional $2.3 billion which Tenneco believes it could obtain at commercially reasonable rates.

CAPITAL COMMITMENTS

     Tenneco estimates that expenditures of approximately $305 million will be required after December 31, 1998, to complete facilities and projects authorized at such date, and substantial commitments have been made in connection therewith. Of this amount, $49 million is in support of the containerboard business, which Tenneco has reached an agreement to sell as discussed above.

CAPITALIZATION

                                                                                  %
                                                         1998        1997       CHANGE
                                                        ------      ------      ------
                                                            (MILLIONS)
Short-term debt and current maturities..............    $1,071      $  278       285%
Long-term debt......................................     2,360       2,633       (10)
Minority interest...................................       421         424        (1)
Common shareowners' equity..........................     2,504       2,528        (1)
                                                        ------      ------
          Total capitalization......................    $6,356      $5,863         8%
                                                        ======      ======

     Tenneco's debt to capitalization ratio was 54.0 percent at December 31, 1998, compared to 49.7 percent at December 31, 1997. The increase in the ratio is attributable to the additional debt issued during 1998 as described under "Cash Flow-Financing Activities" above, as well as a decline in equity resulting from net income in 1998 being more than offset by dividends and share repurchases.

DIVIDENDS ON COMMON STOCK

     Tenneco Inc. declared dividends on its common shares of $.30 per share for each quarter in 1998. Declaration of dividends is at the discretion of the Board of Directors. The Board has not adopted a dividend policy as such. Subject to legal and contractual restrictions, its decisions regarding dividends are based on all considerations that in its business judgment are relevant at the time, including past and projected earnings, cash flows, economic, business and securities market conditions, and anticipated developments concerning Tenneco's business and operations.

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

     At February 1, 1999, Tenneco had been designated as a potentially responsible party in seven "Superfund" sites. Tenneco has estimated its share of the remediation costs for these sites to be approximately $4 million in the aggregate and has established reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tenneco's estimate of its remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tenneco could be required to pay in excess of its share of remediation costs. Tenneco's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tenneco's determination of its estimated liability. Tenneco believes that the costs associated with its current status as a potentially responsible party in the Superfund sites referenced above will not be material to its consolidated financial position or results of operations.

     Tenneco estimates that it will make capital expenditures for environmental matters of approximately $35 million in 1999 and that capital expenditures for environmental matters will be approximately $104 million in the aggregate for the years 1999 through 2009.

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

     In managing its foreign currency exposures, Tenneco identifies and aggregates naturally occurring offsetting positions and then hedges residual exposures through third party derivative contracts. The following table summarizes by major currency the notional amounts, weighted average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of December 31, 1998. All contracts in the following table mature in 1999.

                                                              DECEMBER 31, 1998
                                           --------------------------------------------------------
                                                                     WEIGHTED
                                             NOTIONAL AMOUNT         AVERAGE          FAIR VALUE
                                           IN FOREIGN CURRENCY   SETTLEMENT RATES   IN U.S. DOLLARS
                                           -------------------   ----------------   ---------------
                                                      (MILLIONS EXCEPT SETTLEMENT RATES)
Belgian Francs                  -Purchase           594               0.029              $  17
                                -Sell              (644)              0.029                (19)
British Pounds                  -Purchase            98               1.660                163
                                -Sell              (152)              1.660               (252)
Canadian Dollars                -Purchase           112               0.654                 73
                                -Sell              (176)              0.654               (115)
Danish Krone                    -Purchase            79               0.157                 12
                                -Sell                --                  --                 --
French Francs                   -Purchase           497               0.179                 89
                                -Sell               (97)              0.179                (17)
German Marks                    -Purchase             3               0.599                  2
                                -Sell               (56)              0.599                (33)
Portuguese Escudo               -Purchase         1,947               0.006                 11
                                -Sell               (30)              0.006                 --
Spanish Pesetas                 -Purchase         4,545               0.007                 32
                                -Sell              (325)              0.007                 (2)
U.S. Dollars                    -Purchase           105               1.000                105
                                -Sell               (33)              1.000                (33)
Other                           -Purchase           395                .043                 17
                                -Sell              (719)              0.068                (49)
                                                                                         -----
                                                                                         $   1
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

     The table below provides information about Tenneco's financial instruments that are sensitive to interest rate risk.

                                                 ESTIMATED MATURITY DATES                               FAIR VALUE AT
                                ----------------------------------------------------------              DECEMBER 31,
                                1999      2000      2001      2002      2003    THEREAFTER    TOTAL        1998(a)
                                ----      ----      ----      ----      ----    ----------    ------    -------------
                                             (MILLIONS EXCEPT EFFECTIVE INTEREST RATES)
Short-term debt (excluding
  current maturities).........  $821      $ --      $ --      $ --      $ --      $   --      $  821       $  821
  Average effective interest
     rate.....................   5.9%       --%       --%       --%       --%         --%
Long-term debt (including
  current maturities).........  $250      $ 10      $187      $498      $  7      $1,583      $2,535       $2,606
  Average effective interest
     rate.....................   6.4%     12.0%      6.8%      6.8%     11.2%        7.6%

-------------------------

(a) Fair value of short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount. The fair value of fixed-rate long term debt was generally based on the market value of Tenneco debt offered in open market exchanges at December 31, 1998.

     Tenneco also has other obligations which are sensitive to changes in the market rate of interest. A subsidiary has issued preferred stock with a rate amount of $400 million which pays a dividend based upon the current market rate of interest. See Note 10 to Tenneco Inc. and Consolidated Subsidiaries Financial Statements. Tenneco also has certain lease obligations which require lease payments that vary with market rates of interest. The underlying value of the leased assets on which the lease payments vary with interest rates is approximately $825 million. See Note 13 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries.

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

     Tenneco has substantially completed inventorying its systems and equipment including computer systems and business applications as well as date-sensitive technology embedded in its equipment and facilities. Tenneco continues to plan for and undertake remediation, replacement, or alternative procedures for non-compliant Year 2000 systems and equipment; and test remediated, replaced, or alternative procedures for systems and equipment. Tenneco has confirmed that none of its products are date-sensitive. Remediation, replacement, or alternative procedures for systems and equipment are being undertaken on a business priority basis. This is ongoing and was completed at some locations in 1998 with the remainder to be completed through the third quarter of 1999. Testing will occur in the same time frame. Also, Tenneco is contacting its major customers, suppliers, financial institutions, and others with whom it conducts business to determine whether they will be able to resolve in a timely manner Year 2000 problems possibly affecting Tenneco. As part of its planning and readiness activities, Tenneco is developing Year 2000 contingency plans for critical business processes such as banking, data center operations and just-in-time manufacturing operations. Contingency plans also will be developed on a business unit basis, where needed, to respond to previously undetected Year 2000 problems and business interruption from suppliers.

     Based upon current estimates, Tenneco believes it will incur costs which may range from approximately $50 to $60 million to address Year 2000 issues and implement the necessary changes to its existing systems and equipment. As of December 31, 1998, approximately $14 million of the costs have already been incurred. These costs are being expensed as they are incurred, except that in certain instances Tenneco may determine that replacing existing computer systems or equipment may be more effective and efficient, particularly where additional functionality is available. These replacements would be capitalized and would reduce the estimated expense associated with Year 2000 issues.

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

EURO CONVERSION

     The European Monetary Union resulted in the adoption of a common currency, the "Euro", among eleven European nations. The Euro is being adopted over a three-year transition period beginning January 1, 1999. In October 1997, Tenneco established a cross-functional Euro Committee, comprised of representatives of the

Company's operational divisions as well as its corporate offices. That Committee had two principal objectives: (i) to determine the impact of the Euro on the Company's business operations, and (ii) to recommend and facilitate implementation of those steps necessary to ensure that Tenneco would be fully prepared for the Euro's introduction. As of January 1, 1999, Tenneco has implemented those Euro conversion procedures that it had determined to be necessary and prudent to adopt by that date, and is on track to becoming fully "Euro ready" on or before the conclusion of the three-year Euro transition period. Tenneco believes that the costs associated with transitioning to the Euro will not be material to its consolidated financial position or the results of its operations.

YEARS 1997 AND 1996

     The year ended December 31, 1997, represents the first full year of Tenneco Inc. and consolidated subsidiaries' operation as a global manufacturing company focused on its automotive parts and packaging businesses.

     Tenneco Inc. was spun-off from the company previously known as Tenneco Inc. ("Old Tenneco") on December 11, 1996, following a series of transactions undertaken to realign the assets, liabilities and operations of Old Tenneco such that the automotive parts ("Automotive"), packaging ("Specialty Packaging" and "Paperboard Packaging") and the administrative services ("Tenneco Business Services") businesses were owned by Tenneco Inc. and the shipbuilding business was owned by Newport News Shipbuilding Inc. ("Newport News"). Old Tenneco distributed the shares of Tenneco Inc. and Newport News to its shareowners on December 11, 1996. On December 12, 1996, Old Tenneco, which then consisted primarily of the energy business ("Energy") and certain previously discontinued operations of Old Tenneco, merged with a subsidiary of El Paso Natural Gas Company.

     Although the separation of Tenneco Inc. from Old Tenneco was structured as a spin-off for legal, tax and other reasons, Tenneco Inc. kept certain important aspects of Old Tenneco, including its executive management, Board of Directors and headquarters. Most importantly, the combined assets, revenues, and operating income of Automotive, Specialty Packaging and Paperboard Packaging represented more than half the assets, revenues and operating income of Old Tenneco prior to the distributions and merger. Consequently, this Management's Discussion and Analysis of Financial Condition and Results of Operations and Tenneco's financial statements for periods prior to the distributions and merger present the net assets and results of operations of Old Tenneco's shipbuilding and energy businesses, as well as its farm and construction equipment business which was disposed of before the distributions and merger, as discontinued operations. Refer to Note 2 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries for further discussion.

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

RESULTS OF CONTINUING OPERATIONS

     Tenneco reported income from continuing operations for the year ended December 31, 1997, of $361 million compared to $218 million for the same period in 1996. The improvement resulted from record operating results at Automotive and Specialty Packaging, offset by lower results at Paperboard Packaging reflecting lower containerboard pricing. A lower effective tax rate for 1997 compared to 1996 also contributed to the improved results.

NET SALES AND OPERATING REVENUES

                                                                              %
                                                         1997      1996     CHANGE
                                                        ------    ------    ------
                                                           (MILLIONS)
Automotive............................................  $3,226    $2,980       8%
Specialty Packaging...................................   2,553     1,987      28
Paperboard Packaging..................................   1,521     1,683     (10)
Intergroup sales and other............................     (80)      (78)     NM
                                                        ------    ------
                                                        $7,220    $6,572      10%
                                                        ======    ======

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

     Specialty Packaging experienced gains of $566 million during 1997 over 1996. This growth was primarily generated by unit volume sales growth and revenues earned by companies acquired in 1996 and 1997. The protective and flexible packaging businesses acquired from KNP in late April 1997, along with revenues from the foam products business calculated through the first anniversary of its August 1996 acquisition, contributed $491 million to Specialty Packaging's revenue growth during 1997. Unit volume sales increases, primarily in Specialty Packaging's consumer markets and clear plastic containers, accounted for significant revenue increases as well. Partially offsetting revenue growth from acquisitions and volumes was lower pricing in the specialty packaging consumer market which negatively impacted revenues by $53 million.

     The decline in revenues in Paperboard Packaging of $162 million was primarily attributable to lower linerboard and medium prices. Paperboard Packaging implemented price increases during the second half of 1997, resulting in greater average fourth quarter 1997 prices for linerboard and medium than the comparable period in 1996. Consequently, in the fourth quarter of 1997, the Paperboard Packaging business experienced a slight increase in revenues of $8 million compared to the fourth quarter of 1996.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST (OPERATING INCOME)

                                                                             %
                                                           1997    1996    CHANGE
                                                           ----    ----    ------
                                                            (MILLIONS)
Automotive...............................................  $407    $249      63%
Specialty Packaging......................................   308     249      24
Paperboard Packaging.....................................    63     152     (59)
Other....................................................   (14)    (22)     NM
                                                           ----    ----
                                                           $764    $628      22%
                                                           ====    ====

     During 1996, Automotive recorded a pre-tax charge of $64 million to streamline certain exhaust operations and realign the ride control product line. Absent this charge, 1996 operating income would have been $313 million. The remaining increase in operating income during 1997 is primarily attributable to acquisition performance, cost reduction initiatives, and improved realizations, partially offset by the impact of the strong U.S. dollar in overseas markets. Acquisitions, including the impact of 1996 transactions calculated through the first anniversary of the date of each acquisition, added $35 million to 1997 operating income. Cost reduction initiatives contributed more than $40 million to the 1997 operating income improvement while improved pricing realization and product mix combined with volume growth resulted in higher 1997 operating income of more than $30 million. During the third quarter of 1997, Automotive benefited from a net reduction of $4 million in certain reserves, primarily related to ongoing reorganization initiatives which have proceeded more rapidly and efficiently than planned, allowing Automotive to adjust its cost estimates for completing these initiatives. Additionally, favorable resolution of a legal action contributed $10 million to third quarter 1997 results. Partially offsetting these operating income gains was the impact of the strong U.S. dollar on overseas earnings, which reduced 1997 operating income by $22 million, and fourth quarter charges totaling $4 million related to a customer bankruptcy and a prior asset sale.

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

     The operating income of the Paperboard Packaging business in 1996 included a $50 million gain on the sale of certain recycled paperboard assets to a joint venture with Caraustar Industries and a charge of $6 million to reorganize Tenneco's folding carton operations. Operating income in 1997 included a one-time $38 million gain which resulted from the refinancing of two containerboard mill leases. Absent these transactions, operating income for the Paperboard Packaging business declined $90 million in 1997 compared to 1996. The single largest factor contributing to this decline was linerboard and medium pricing, which on an annual basis were 15 percent and 19 percent, respectively, lower in 1997 than in 1996. In total, pricing for the Paperboard Packaging business, which includes containerboard mills and corrugated and folding carton facilities, reduced 1997 operating income by $120 million. Partially offsetting this lower pricing was $40 million in cost reductions at the mills and the $5 million positive impact from a third quarter 1997 timberland management transaction.

     Tenneco's "Other" operating loss increased in 1997 compared to 1996 before a charge of $17 million related to the acceleration of certain employee benefits in connection with the December 1996 corporate reorganization. The increase resulted from a higher level of unallocated administrative costs primarily related to Tenneco's administrative services unit which began operation in late 1996.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

     Tenneco incurred interest expense of $216 million during 1997, an increase of $21 million over 1996. The increase reflects a higher level of borrowings during 1997, resulting primarily from acquisitions made in both Specialty Packaging and Automotive, as well as Tenneco's share repurchase activity.

INCOME TAXES

     Tenneco's effective tax rate for 1997 was 30 percent, compared to 45 percent for 1996. The 1997 tax rate was lower than the statutory rate due to the non-recurring impact of certain foreign tax benefits and the benefit of previously unrecognized deferred tax assets. For 1996, the effective tax rate was in excess of the statutory rate primarily as a result of the realignment charges recorded for Automotive's European operations which were not fully benefited for tax purposes.

MINORITY INTEREST

     Minority interest in 1997 was $24 million compared to $21 million in 1996. This primarily represents dividends on the preferred stock of a U.S. subsidiary. In December 1997, this subsidiary issued additional preferred stock. See Note 10 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries for additional information.

CHANGE IN ACCOUNTING PRINCIPLE

     As required by the FASB's Emerging Issues Task Force Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation," Tenneco recorded an after-tax charge of $46 million in the fourth quarter of 1997, which was reported as a cumulative effect of a change in accounting principle.

EARNINGS PER SHARE

     Income from continuing operations was $2.11 per share on a diluted basis in 1997, up from $1.28 per share in 1996. Tenneco also recorded the cumulative effect of a change in accounting principle discussed above of $.27 per share, resulting in net income of $1.84 per share for 1997. During 1996, discontinued operations earned $2.44 per share while Tenneco recorded an extraordinary loss on retirement of debt of $1.38 per share. Net income in 1996 was $2.34 per share. Discontinued operations and extraordinary loss are discussed below. Average shares of common stock outstanding increased slightly during 1997. For further information regarding the calculation of earnings per share, refer to
Note 8 to the Financial Statements of Tenneco Inc. and Consolidated
Subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                                1997     1996
                                                                -----    -----
                                                                  (MILLIONS)
Cash provided (used) by:
  Operating activities......................................    $ 519    $ 253
  Investing activities......................................     (897)    (693)
  Financing activities......................................      354      147

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

INVESTING ACTIVITIES

     During 1997, Tenneco's investing cash flows included expenditures of $314 million for businesses acquired, primarily the flexible and protective packaging businesses of KNP in late April 1997. This compares to cash expended for business acquisitions of $748 million in 1996, when Automotive acquired Clevite and Specialty Packaging acquired the foam products business. There were other less significant acquisitions in both years at both Automotive and Specialty Packaging. Capital expenditures for continuing operations in 1997 were $15 million lower than 1996, reflecting lower activity in Tenneco's "Other" segment. During 1996, the sale of discontinued operations provided $1,051 million of investing cash flow, primarily from Tenneco's remaining Case Corporation shares and a business owned by Energy. Tenneco also spent $398 million in 1996 for capital expenditures and business acquisitions at Energy and Newport News.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 INDEX TO FINANCIAL STATEMENTS OF TENNECO INC.
                         AND CONSOLIDATED SUBSIDIARIES

                                                                PAGE
                                                                ----
Report of independent public accountants....................     41
Statements of income for each of the three years in the
  period ended December 31, 1998............................     42
Balance sheets -- December 31, 1998 and 1997................     43
Statements of cash flows for each of the three years in the
  period ended December 31, 1998............................     44
Statements of changes in shareowners' equity for each of the
  three years in the period ended December 31, 1998.........     45
Statements of comprehensive income for each of the three
  years in the period ended December 31, 1998...............     46
Notes to financial statements...............................     47

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tenneco Inc.:

     We have audited the accompanying balance sheets of Tenneco Inc. (a Delaware corporation) and consolidated subsidiaries (see Note 1) as of December 31, 1998 and 1997, and the related statements of income, cash flows, changes in shareowners' equity and comprehensive income for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of Tenneco Inc.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tenneco Inc. and consolidated subsidiaries as of December 31, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP
Houston, Texas
February 17, 1999

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME

                                                                         YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------------
                                                                  1998             1997             1996
                                                              -------------    -------------    -------------
                                                               (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES

  Net sales and operating revenues --
    Automotive............................................     $     3,237      $     3,226      $     2,980
    Specialty Packaging...................................           2,785            2,553            1,987
    Paperboard Packaging..................................           1,674            1,521            1,683
    Intergroup sales and other............................             (99)             (80)             (78)
                                                               -----------      -----------      -----------
                                                                     7,597            7,220            6,572
  Other income, net.......................................               8               98               76
                                                               -----------      -----------      -----------
                                                                     7,605            7,318            6,648
                                                               -----------      -----------      -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation shown below)...           5,344            5,206            4,762
  Engineering, research, and development..................              66               68               92
  Selling, general, and administrative....................           1,106              915              857
  Depreciation, depletion, and amortization...............             448              365              309
                                                               -----------      -----------      -----------
                                                                     6,964            6,554            6,020
                                                               -----------      -----------      -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY
  INTEREST................................................             641              764              628
    Interest expense (net of interest capitalized)........             240              216              195
    Income tax expense....................................             116              163              194
    Minority interest.....................................              30               24               21
                                                               -----------      -----------      -----------
INCOME FROM CONTINUING OPERATIONS.........................             255              361              218
Income from discontinued operations, net of income tax....              --               --              428
                                                               -----------      -----------      -----------
Income before extraordinary loss..........................             255              361              646
Extraordinary loss, net of income tax.....................              --               --             (236)
                                                               -----------      -----------      -----------
Income before cumulative effect of change in accounting
  principle...............................................             255              361              410
Cumulative effect of change in accounting principle, net
  of income tax...........................................              --              (46)              --
                                                               -----------      -----------      -----------
NET INCOME................................................             255              315              410
Preferred stock dividends.................................              --               --               12
                                                               -----------      -----------      -----------
NET INCOME TO COMMON STOCK................................     $       255      $       315      $       398
                                                               ===========      ===========      ===========
EARNINGS PER SHARE
Average shares of common stock outstanding --
    Basic.................................................     168,505,573      170,264,731      169,609,373
    Diluted...............................................     168,834,531      170,801,636      170,526,112
Basic earnings per share of common stock --
    Continuing operations.................................     $      1.52      $      2.12      $      1.29
    Discontinued operations...............................              --               --             2.45
    Extraordinary loss....................................              --               --            (1.39)
    Cumulative effect of change in accounting principle...              --             (.27)              --
                                                               -----------      -----------      -----------
                                                               $      1.52      $      1.85      $      2.35
                                                               ===========      ===========      ===========
Diluted earnings per share of common stock --
    Continuing operations.................................     $      1.51      $      2.11      $      1.28
    Discontinued operations...............................              --               --             2.44
    Extraordinary loss....................................              --               --            (1.38)
    Cumulative effect of change in accounting principle...              --             (.27)              --
                                                               -----------      -----------      -----------
                                                               $      1.51      $      1.84      $      2.34
                                                               ===========      ===========      ===========
Cash dividends per share of common stock..................     $      1.20      $      1.20      $      1.80
                                                               ===========      ===========      ===========

  The accompanying notes to financial statements are an integral part of these statements of income.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1998      1997
                                                                ------    ------
                                                                   (MILLIONS)
ASSETS
Current assets:
  Cash and temporary cash investments.......................    $   36    $   41
  Receivables --
     Customer notes and accounts, net.......................       773       729
     Income taxes...........................................        18        63
     Other..................................................        73        17
  Inventories...............................................       988       950
  Deferred income taxes.....................................        59        63
  Prepayments and other.....................................       210       252
                                                                ------    ------
                                                                 2,157     2,115
                                                                ------    ------
Other assets:
  Long-term notes receivable, net...........................        46        49
  Goodwill and intangibles, net.............................     1,613     1,577
  Deferred income taxes.....................................        37        55
  Pension assets............................................       843       747
  Other.....................................................       467       334
                                                                ------    ------
                                                                 3,006     2,762
                                                                ------    ------
Plant, property, and equipment, at cost.....................     5,737     5,284
  Less -- Reserves for depreciation, depletion, and
     amortization...........................................     2,109     1,829
                                                                ------    ------
                                                                 3,628     3,455
                                                                ------    ------
                                                                $8,791    $8,332
                                                                ======    ======
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities on long-term
     debt)..................................................    $1,071    $  278
  Trade payables............................................       701       687
  Taxes accrued.............................................        57        96
  Accrued liabilities.......................................       368       344
  Other.....................................................       190       256
                                                                ------    ------
                                                                 2,387     1,661
                                                                ------    ------
Long-term debt..............................................     2,360     2,633
                                                                ------    ------
Deferred income taxes.......................................       649       614
                                                                ------    ------
Postretirement benefits.....................................       310       228
                                                                ------    ------
Deferred credits and other liabilities......................       160       244
                                                                ------    ------
Commitments and contingencies
Minority interest...........................................       421       424
                                                                ------    ------
Shareowners' equity:
  Common stock..............................................         2         2
  Premium on common stock and other capital surplus.........     2,710     2,679
  Accumulated other comprehensive income....................       (91)     (122)
  Retained earnings.........................................       142        89
                                                                ------    ------
                                                                 2,763     2,648
  Less -- Shares held as treasury stock, at cost............       259       120
                                                                ------    ------
                                                                 2,504     2,528
                                                                ------    ------
                                                                $8,791    $8,332
                                                                ======    ======

  The accompanying notes to financial statements are an integral part of these balance sheets.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                                -------------------------
                                                                1998     1997      1996
                                                                -----    -----    -------
                                                                       (MILLIONS)
OPERATING ACTIVITIES
Income from continuing operations...........................    $ 255    $ 361    $   218
Adjustments to reconcile income from continuing operations
  to cash provided (used) by continuing operations--
    Depreciation, depletion, and amortization...............      448      365        309
    Deferred income taxes...................................       73      235         23
    (Gain) loss on sale of businesses and assets, net.......       (5)      21        (64)
    Changes in components of working capital--
      (Increase) decrease in receivables....................      (44)     (56)       104
      (Increase) decrease in inventories....................      (20)     (31)        18
      (Increase) decrease in prepayments and other current
       assets...............................................       29     (108)        45
      Increase (decrease) in payables.......................      (56)      74        (70)
      Increase (decrease) in taxes accrued..................      (31)     (45)        31
      Increase (decrease) in interest accrued...............       --       29          5
      Increase (decrease) in other current liabilities......       35     (136)       (98)
    Other...................................................     (152)    (190)       (18)
                                                                -----    -----    -------
Cash provided (used) by continuing operations...............      532      519        503
Cash provided (used) by discontinued operations.............       --       --       (250)
                                                                -----    -----    -------
Net cash provided (used) by operating activities............      532      519        253
                                                                -----    -----    -------
INVESTING ACTIVITIES
Net proceeds related to the sale of discontinued
  operations................................................       --       --      1,051
Net proceeds from sale of businesses and assets.............       32       29        149
Expenditures for plant, property, and equipment.............     (592)    (558)      (573)
Acquisitions of businesses..................................     (104)    (314)      (748)
Expenditures for plant, property, and equipment and business
  acquisitions--discontinued operations.....................       --       --       (398)
Investments and other.......................................      (95)     (54)      (174)
                                                                -----    -----    -------
Net cash provided (used) by investing activities............     (759)    (897)      (693)
                                                                -----    -----    -------
FINANCING ACTIVITIES
Issuance of common, treasury, and SECT shares...............       50       48        164
Purchase of common stock....................................     (154)    (132)      (172)
Issuance of NPS Preferred Stock.............................       --       --        296
Issuance of equity securities by a subsidiary...............       --       99         --
Redemption of preferred stock...............................       --       --        (20)
Issuance of long-term debt..................................        4      597      2,800
Retirement of long-term debt................................      (21)     (23)    (2,288)
Net increase (decrease) in short-term debt excluding current
  maturities on long-term debt..............................      540      (31)      (221)
Cash transferred in Merger and Distributions................       --       --        (99)
Dividends (common and preferred)............................     (203)    (204)      (313)
                                                                -----    -----    -------
Net cash provided (used) by financing activities............      216      354        147
                                                                -----    -----    -------
Effect of foreign exchange rate changes on cash and
  temporary cash investments................................        6        3          1
                                                                -----    -----    -------
Increase (decrease) in cash and temporary cash
  investments...............................................       (5)     (21)      (292)
Cash and temporary cash investments, January 1..............       41       62        354
                                                                -----    -----    -------
Cash and temporary cash investments, December 31 (Note).....    $  36    $  41    $    62
                                                                =====    =====    =======
Cash paid during the year for interest......................    $ 259    $ 206    $   489
Cash paid during the year for income taxes (net of
  refunds)..................................................    $  80    $(145)   $   685

-------------------------
Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                                                            YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------------
                                                             1998                     1997                     1996
                                                     ---------------------    ---------------------    ---------------------
                                                       SHARES       AMOUNT      SHARES       AMOUNT      SHARES       AMOUNT
                                                     -----------    ------    -----------    ------    -----------    ------
                                                                         (MILLIONS EXCEPT SHARE AMOUNTS)
PREFERRED STOCK
Balance January 1................................             --    $  --              --    $  --              --    $   --
  Issuance of NPS Preferred Stock................             --       --              --       --       6,000,000       296
  Merger of energy business......................             --       --              --       --      (6,000,000)     (296)
                                                     -----------    ------    -----------    ------    -----------    ------
Balance December 31..............................             --       --              --       --              --        --
                                                     ===========    ------    ===========    ------    ===========    ------
COMMON STOCK
Balance January 1................................    172,569,889        2     171,567,658        2     191,351,615       957
  Issued pursuant to benefit plans...............      1,100,308       --       1,002,231       --          84,796        --
  Recapitalization of New Tenneco................             --       --              --       --     (19,868,753)     (955)
                                                     -----------    ------    -----------    ------    -----------    ------
Balance December 31..............................    173,670,197        2     172,569,889        2     171,567,658         2
                                                     ===========    ------    ===========    ------    ===========    ------
STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Balance January 1................................                      --                       --                      (215)
  Shares issued..................................                      --                       --                       216
  Adjustment to market value.....................                      --                       --                        (1)
                                                                    ------                   ------                   ------
Balance December 31..............................                      --                       --                        --
                                                                    ------                   ------                   ------
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1................................                   2,679                    2,642                     3,602
  Premium on common stock issued pursuant to
    benefit plans................................                      31                       37                        28
  Adjustment of SECT to market value.............                      --                       --                         1
  Merger of energy business......................                      --                       --                      (372)
  Distribution of shipbuilding business..........                      --                       --                      (270)
  Recapitalization of New Tenneco................                      --                       --                      (348)
  Other..........................................                      --                       --                         1
                                                                    ------                   ------                   ------
Balance December 31..............................                   2,710                    2,679                     2,642
                                                                    ------                   ------                   ------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance January 1................................                    (122)                      23                        26
  Other comprehensive income.....................                      31                     (145)                       (3)
                                                                    ------                   ------                   ------
Balance December 31..............................                     (91)                    (122)                       23
                                                                    ------                   ------                   ------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1................................                      89                      (21)                     (469)
  Net income.....................................                     255                      315                       410
  Dividends--
    Preferred stock..............................                      --                       --                        (9)
    Common stock.................................                    (202)                    (205)                     (312)
  Accretion of excess of redemption value of
    preferred stock over fair value at date of
    issue........................................                      --                       --                        (3)
  Recapitalization of New Tenneco................                      --                       --                       362
                                                                    ------                   ------                   ------
Balance December 31..............................                     142                       89                       (21)
                                                                    ------                   ------                   ------
LESS -- COMMON STOCK HELD AS TREASURY STOCK, AT
  COST
Balance January 1................................      2,928,189      120              --       --      16,422,619       753
  Shares acquired................................      4,380,382      161       3,280,755      134       5,118,904       267
  Shares issued pursuant to benefit and dividend
    reinvestment plans...........................       (550,893)     (22)       (352,566)     (14)     (1,672,770)      (79)
  Recapitalization of New Tenneco................             --       --              --       --     (19,868,753)     (941)
                                                     -----------    ------    -----------    ------    -----------    ------
Balance December 31..............................      6,757,678      259       2,928,189      120              --        --
                                                     ===========    ------    ===========    ------    ===========    ------
    Total........................................                   $2,504                   $2,528                   $2,646
                                                                    ======                   ======                   ======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareowners' equity.



                                                             TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                                                 STATEMENTS OF COMPREHENSIVE INCOME

                                                                      YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                                1998                            1997                            1996
                                    -----------------------------   -----------------------------   -----------------------------
                                     ACCUMULATED                     ACCUMULATED                     ACCUMULATED
                                        OTHER                           OTHER                           OTHER
                                    COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                       INCOME          INCOME          INCOME          INCOME          INCOME          INCOME
                                    -------------   -------------   -------------   -------------   -------------   -------------
                                                                             (MILLIONS)
NET INCOME........................                  $         255                   $         315                   $         410
                                                    -------------                   -------------                   -------------
ACCUMULATED OTHER COMPREHENSIVE
  INCOME
  CUMULATIVE TRANSLATION
    ADJUSTMENT
  Balance January 1...............  $        (122)                  $          23                   $          26
    Translation of foreign
      currency statements.........             40              40            (160)           (160)             39              39
    Hedges of net investment in
      foreign subsidiaries........             --              --              23              23             (47)            (47)
    Income tax benefit
      (expense)...................             --              --              (8)             (8)             16              16
    Reclassification adjustment
      for disposition of
      investments in foreign
      subsidiaries................             --              --              --              --             (11)            (11)
                                    -------------                   -------------                   -------------
  Balance December 31.............            (82)                           (122)                             23
                                    -------------                   -------------                   -------------
  ADDITIONAL MINIMUM PENSION
    LIABILITY ADJUSTMENT
  Balance January 1...............             --                              --                              --
    Additional minimum pension
      liability adjustment........            (15)            (15)             --              --              --              --
    Income tax benefit
      (expense)...................              6               6              --              --              --              --
                                    -------------                   -------------                   -------------
  Balance December 31.............             (9)                             --                              --
                                    -------------                   -------------                   -------------
Balance December 31...............  $         (91)                  $        (122)                  $          23
                                    =============                   =============                   =============

                                                    -------------                   -------------                   -------------
Other comprehensive income........                             31                            (145)                             (3)
                                                    -------------                   -------------                   -------------
COMPREHENSIVE INCOME..............                  $         286                   $         170                   $         407
                                                    =============                   =============                   =============

      The accompanying notes to financial statements are an integral part of these statements of comprehensive income.

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

     In December 1996, Tenneco Inc. was spun-off from the company formerly known as Tenneco Inc. ("Old Tenneco") in a series of transactions (the "Transaction"), which included distributions (the "Distributions") to Old Tenneco shareowners and a subsequent merger (the "Merger"). Following the Transaction, Tenneco owned the automotive parts ("Automotive"), packaging ("Specialty Packaging" and "Paperboard Packaging") and administrative services ("Tenneco Business Services") businesses of Old Tenneco. These transactions and their accounting treatment are described in more detail in Note 2, "Discontinued Operations, Disposition of Assets, and Extraordinary Loss."

     For purposes of these financial statements, "Tenneco" or the "Company" refers to Old Tenneco and its subsidiaries before the Transaction and to Tenneco Inc., formerly known as New Tenneco Inc. ("New Tenneco"), and its subsidiaries subsequent to the Transaction.

  Changes in Accounting Principles

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 1999. Tenneco is currently evaluating the new standard but has not yet determined the impact it will have on its financial position or results of operations.

     In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. The statement requires previously capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Tenneco capitalizes certain costs related to start-up activities, primarily engineering costs for new automobile original equipment platforms. Tenneco expects to record an after-tax charge for the cumulative effect of this change in accounting principle upon adoption of approximately $100 million. Tenneco will adopt this new accounting principle in the first quarter of 1999.

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement will be applied prospectively and is effective for fiscal years beginning after December 15, 1998. The impact of this new standard will not have a significant effect on Tenneco's financial position or results of operations.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     Tenneco adopted FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," and FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in 1998. Disclosures required by these statements for earlier periods presented have been restated on a comparative basis.

     As required by the FASB's Emerging Issues Task Force ("EITF") Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation," Tenneco recorded an after-tax charge of $46 million ($.27 per common share on both the basic and diluted bases), net of a tax benefit of $28 million, in the fourth quarter of 1997. EITF 97-13 establishes the accounting treatment and an allocation methodology for certain consulting and other costs incurred in connection with information technology transformation efforts. This charge was reported as a cumulative effect of change in accounting principle.

  Inventories

     At December 31, 1998 and 1997, inventory by major classification was as follows:

                                                              1998   1997
                                                              ----   ----
                                                              (MILLIONS)
Finished goods..............................................  $484   $467
Work in process.............................................   139    100
Raw materials...............................................   226    265
Materials and supplies......................................   139    118
                                                              ----   ----
                                                              $988   $950
                                                              ====   ====

     Inventories are stated at the lower of cost or market. A portion of total inventories (49% and 44% at December 31, 1998 and 1997, respectively) is valued using the "last-in, first-out" method. All other inventories are valued on the "first-in, first-out" ("FIFO") or "average" methods. If the FIFO or average method of inventory accounting had been used by Tenneco for all inventories, inventories would have been $16 million and $45 million higher at December 31, 1998 and 1997, respectively.

  Customer Acquisition Costs

     Tenneco capitalizes certain costs it incurs in connection with the acquisition of new customer contracts to sell its automotive aftermarket products. These new customer acquisition costs are incurred in exchange for contracts in which the aftermarket customer agrees to purchase Tenneco's automotive aftermarket products exclusively for periods of time ranging up to three years. These costs are amortized over the initial contract period. At December 31, 1998 and 1997, the net capitalized costs related to these activities was $54 million and $47 million, respectively.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Goodwill and Intangibles, net

     At December 31, 1998 and 1997, goodwill and intangibles, net of amortization, by major category were as follows:

                                                                 1998      1997
                                                                ------    ------
                                                                   (MILLIONS)
Goodwill....................................................    $1,225    $1,212
Trademarks..................................................       178       182
Patents.....................................................       153       160
Other.......................................................        57        23
                                                                ------    ------
                                                                $1,613    $1,577
                                                                ======    ======

     Goodwill is being amortized on a straight-line basis over periods ranging from 20 years to 40 years. Such amortization amounted to $41 million, $36 million, and $21 million for 1998, 1997, and 1996, respectively, and is included in the statements of income caption "Depreciation, depletion, and amortization."

     Tenneco has capitalized certain intangible assets, primarily trademarks and patents, based on their estimated fair value at date of acquisition. Amortization is provided on these intangible assets on a straight-line basis over periods ranging from 5 to 40 years. Such amortization amounted to $22 million, $24 million, and $26 million in 1998, 1997, and 1996, respectively, and is included in the statements of income caption "Depreciation, depletion, and amortization."

  Plant, Property, and Equipment, at Cost

     At December 31, 1998 and 1997, plant, property, and equipment, at cost, by major category was as follows:

                                                               1998     1997
                                                              ------   ------
                                                                (MILLIONS)
Land, buildings, and improvements...........................  $1,428   $1,371
Machinery and equipment.....................................   3,869    3,411
Other, including construction in progress...................     440      502
                                                              ------   ------
                                                              $5,737   $5,284
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

  Notes Receivable and Allowance for Doubtful Accounts

     Short and long-term notes receivable of $88 million and $60 million were outstanding at December 31, 1998 and 1997, respectively.

     At December 31, 1998 and 1997, the short and long-term allowance for doubtful accounts on accounts and notes receivable was $55 million and $35 million, respectively.

  Other Long-Term Assets

     Tenneco capitalizes certain costs related to start-up activities, primarily engineering costs for new automobile original equipment platforms, which are included in the balance sheet caption "Other assets -- Other." The platform engineering costs are amortized over the life of the underlying supply agreements and

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES other start-up costs are amortized over the periods benefited, generally two years. Start-up costs capitalized, net of amortization, at December 31, 1998 and 1997, were $152 million and $99 million, respectively. Tenneco will adopt a new accounting standard in the first quarter of 1999, which will require these costs to be expensed. Refer to "Changes in Accounting Principles" discussed previously in this footnote.

     Tenneco capitalizes certain costs related to the purchase and development of software which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology and other economic factors. Capitalized software development costs, net of amortization, were $207 million and $151 million at December 31, 1998 and 1997, respectively. As described previously in this footnote, Tenneco will adopt SOP 98-1 regarding software cost capitalization. The impact of this new standard will not have a significant effect on Tenneco's financial position or results of operations.

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

     Tenneco does not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries as it is the present intention of management to reinvest the unremitted earnings in its foreign operations. Unremitted earnings of foreign subsidiaries are approximately $850 million at December 31, 1998. It is not practicable to determine the amount of U.S. income taxes that would be payable upon remittance of the assets that represent those earnings.

  Earnings Per Share

     According to the requirements of FAS No. 128, "Earnings Per Share," basic earnings per share are computed by dividing income available to common shareowners by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of shares outstanding is adjusted to include estimates of additional shares that would be issued if potentially dilutive common shares had been issued. In

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES addition, income available to common shareowners is adjusted to include any changes in income or loss that would result from the assumed issuance of the dilutive common shares.

     In 1996, Tenneco's preferred stock outstanding before the Merger was converted into El Paso Natural Gas Company ("El Paso") common stock as part of the Merger; therefore, preferred stock dividends have been deducted from income from discontinued operations in determining earnings per share. For more information regarding the Merger, see Note 2, "Discontinued Operations, Disposition of Assets, and Extraordinary Loss."

  Allocation of Corporate Debt and Interest Expense

     Tenneco's historical practice has been to incur indebtedness for its consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and to centrally manage various cash functions. Consequently, corporate debt of Tenneco outstanding before the Transaction has been allocated to discontinued operations based upon the ratio of the discontinued operations' net assets to Tenneco's consolidated net assets plus debt. Interest expense, net of tax, has been allocated to Tenneco's discontinued operations based on the same allocation methodology. See Note 2, "Discontinued Operations, Disposition of Assets, and Extraordinary Loss," for further discussion regarding the Transaction.

  Research and Development

     Research and development costs are expensed as incurred. Research and development expenses were $58 million, $53 million, and $60 million for 1998, 1997, and 1996, respectively, and are included in the income statement caption "Engineering, research, and development expenses."

  Realignment Charges

     In 1996, the Company recorded charges of approximately $70 million in connection with the reorganization of Paperboard Packaging's folding carton operations and the realignment of Automotive's: (i) Walker exhaust system original equipment and aftermarket manufacturing operations in Europe, (ii) Walker aftermarket operations in North America, and (iii) Monroe ride control product line. All actions related to the realignment plan have been completed.

  Foreign Currency Translation

     Financial statements of international operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each applicable period for revenues, expenses, and gains and losses. Translation adjustments are reflected in the balance sheet caption "Accumulated other comprehensive income."

  Risk Management Activities

     Tenneco uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. Tenneco's primary exposure to changes in foreign currency rates results from intercompany loans made between Tenneco affiliates to minimize the need for borrowings from third parties. Net gains or losses on these foreign currency exchange contracts that are designated as hedges are recognized in the income statement to offset the foreign currency gain or loss on the underlying transaction. Additionally, Tenneco enters into foreign currency forward purchase and sale contracts to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. Since these anticipated transactions are not firm commitments, Tenneco marks these forward contracts to market each period and records any gain or loss in the income statement. Tenneco has from time to time also entered into forward contracts to hedge its net

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES investment in foreign subsidiaries. The after-tax net gains or losses on these contracts are recognized on the accrual basis in the balance sheet caption "Accumulated other comprehensive income." In the statement of cash flows, cash receipts or payments related to these exchange contracts are classified consistent with the cash flows from the transaction being hedged.

     Tenneco does not currently enter into derivative financial instruments for speculative purposes.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of Tenneco's assets, liabilities, revenues, and expenses. Reference is made to the "Income Taxes" and "Environmental Liabilities" sections of this footnote and Notes 11 and 13 for additional information on significant estimates included in Tenneco's financial statements.

  Reclassifications

     Prior years' financial statements have been reclassified where appropriate to conform to 1998 presentations.

2. DISCONTINUED OPERATIONS, DISPOSITION OF ASSETS, AND EXTRAORDINARY LOSS

   Strategic Alternatives Analysis

     On July 21, 1998, Tenneco announced that its Board of Directors had authorized management to develop a broad range of strategic alternatives. Among the options to be considered is the separation of the automotive, containerboard packaging, and specialty packaging businesses.

     On January 26, 1999, Tenneco announced that it had entered into an agreement to contribute the containerboard assets of its Paperboard Packaging business into a new joint venture with Madison Dearborn Partners, in exchange for cash and debt assumption totaling approximately $2 billion, and a 45 percent common equity interest in the joint venture. These assets represent substantially all of the assets of the Paperboard Packaging segment and include four mills, 67 corrugated products plants and an ownership or controlling interest in approximately 950,000 acres of timberland. Paperboard Packaging's folding carton business is not included in the transaction. In connection with the transaction, Tenneco Packaging Inc. will borrow approximately $1.8 billion, the majority of which will be used to acquire assets used by the containerboard business pursuant to operating leases and timber cutting rights, with the remainder remitted to Tenneco for corporate debt reduction. Tenneco Packaging Inc. will then contribute the containerboard business assets (subject to the new indebtedness and the containerboard business liabilities) to a joint venture in exchange for approximately $240 million in cash and a 45 percent common equity interest in the joint venture, valued at approximately $200 million. As a result of the sale transaction, Tenneco expects to recognize a pre-tax loss in 1999 of approximately $380 million to $395 million. Subject to certain customary closing conditions, the transaction is expected to close during the first half of 1999. Subsequent to closing, Tenneco will account for its remaining 45 percent interest in the containerboard business on the equity method of accounting.

     Tenneco continues to analyze the alternatives for Automotive and Specialty Packaging as well as Paperboard Packaging's folding carton business. Those alternatives include a sale, merger, spin-off or public offering. Tenneco will make public announcements of the expected transaction as those transactions are determined.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Discontinued Operations

     The Energy Business and Shipbuilding Business

     Tenneco Inc. was spun-off from Old Tenneco on December 11, 1996, following a series of transactions undertaken to realign the assets, liabilities, and operations of Old Tenneco such that Automotive, Specialty Packaging, Paperboard Packaging, and Tenneco Business Services were owned by New Tenneco and the shipbuilding business was owned by Newport News Shipbuilding Inc. ("Newport News"). On December 11, 1996, Old Tenneco distributed the shares of New Tenneco and Newport News to its shareowners. On December 12, 1996, Old Tenneco, which then consisted primarily of the energy business and certain previously discontinued operations of Old Tenneco, merged with a subsidiary of El Paso Natural Gas Company ("El Paso").

     Although the separation of Tenneco Inc. from Old Tenneco was structured as a spin-off for legal, tax, and other reasons, Tenneco Inc. kept certain important aspects of Old Tenneco, including its executive management, Board of Directors, and headquarters. Most importantly, the combined assets, revenues, and operating income of Automotive, Specialty Packaging and Paperboard Packaging represented more than half the assets, revenues, and operating income of Old Tenneco before the Distributions and Merger. Consequently, Tenneco Inc.'s financial statements for periods before the Distributions and Merger present the net assets and results of operations of Old Tenneco's shipbuilding and energy businesses, as well as its farm and construction equipment business which was disposed of before the Distributions and Merger, as discontinued operations.

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

     Results of operations for the year ended December 31, 1996, for the energy business were as follows:

                                                              (MILLIONS)
Net sales and operating revenues............................    $2,512
                                                                ======
Income before income taxes and interest allocation..........    $  291
Income tax expense..........................................       (78)
                                                                ------
Income before interest allocation...........................       213
Allocated interest expense, net of income tax (Note)........       (86)
                                                                ------
Income from discontinued operations before transaction
  costs.....................................................    $  127
                                                                ======

-------------------------
Note: Reference is made to Note 1, "Summary of Accounting Policies -- Allocation of Corporate Debt and Interest Expense," for a discussion of the allocation of corporate debt and interest expense to discontinued operations.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     On December 11, 1996, one day before the Merger, Old Tenneco completed the distribution of the common stock of Newport News to the holders of Old Tenneco common stock. As part of the Distributions, Newport News retained the net assets of the shipbuilding business, including approximately $600 million of debt that had been issued during November 1996.

     Results of operations for the year ended December 31, 1996, for the shipbuilding business were as follows:

                                                              (MILLIONS)
Net sales and operating revenues............................    $1,822
                                                                ======
Income before income taxes and interest allocation..........    $  133
Income tax expense..........................................       (43)
                                                                ------
Income before interest allocation...........................        90
Allocated interest expense, net of income tax (Note)........       (20)
                                                                ------
Income from discontinued operations before transaction
  costs.....................................................    $   70
                                                                ======

-------------------------
Note: Reference is made to Note 1, "Summary of Accounting Policies -- Allocation of Corporate Debt and Interest Expense," for a discussion of the allocation of corporate debt and interest expense to discontinued operations.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     Results of operations for the year ended December 31, 1996, for the farm and construction equipment segment were as follows:

                                                              (MILLIONS)
Net sales and operating revenues............................     $ --
                                                                 ====
Income before income taxes and interest allocation..........     $  1
Income tax benefit..........................................       --
                                                                 ----
Income before interest allocation...........................        1
Allocated interest expense, net of income tax (Note)........       (2)
                                                                 ----
Loss from operations........................................       (1)
                                                                 ----
Gain on disposition.........................................      423
Income tax expense from disposition.........................      (83)
                                                                 ----
Net gain on disposition.....................................      340
                                                                 ----
Income from discontinued operations.........................     $339
                                                                 ====

-------------------------
Note: Reference is made to Note 1, "Summary of Accounting Policies -- Allocation of Corporate Debt and Interest Expense," for a discussion of the allocation of corporate debt and interest expense to discontinued operations.

  Disposition of Assets

     In the second quarter of 1996, Paperboard Packaging entered into an agreement to form a joint venture with Caraustar Industries whereby Paperboard Packaging sold its two recycled paperboard mills and a fiber recycling operation and brokerage business to the joint venture in return for cash and an equity interest in the joint venture. Proceeds from the sale were approximately $115 million and the Company recognized a $50 million pre-tax gain in the second quarter of 1996. Paperboard Packaging sold its remaining interest in the joint venture and recognized a $15 million pre-tax gain in the second quarter of 1998. In addition, Paperboard Packaging recognized a $17 million pre-tax gain on the sale of non-strategic timberland assets in the third quarter of 1998.

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

3. RESTRUCTURING AND OTHER CHARGES

     On July 21, 1998, Tenneco announced its intention to initiate a restructuring plan designed to reduce administrative and operational overhead costs in every part of Tenneco's business. In the fourth quarter of

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

1998, Tenneco's Board of Directors approved an extensive restructuring plan to accomplish the overhead reduction goals as well as to consolidate the manufacturing and distribution operations of Automotive's North American aftermarket business and certain manufacturing operations in the Paperboard Packaging and Specialty Packaging businesses. Tenneco recorded a pre-tax charge of $100 million, $64 million after-tax or 38 cents per share, in the fourth quarter of 1998 related to this restructuring plan. Of the pre-tax charge, for operational restructuring actions, $36 million is related to the Automotive aftermarket restructuring, $10 million is related to the Specialty Packaging restructuring, and $10 million is related to the Paperboard Packaging restructuring. The staff and related cost reduction plan, which covers staff reductions at both the operating units and at corporate, is expected to cost $44 million. The charge was recognized in the results of operations for each segment where the costs will be incurred. Including the charges for the staff and related cost reductions, Automotive recorded a charge of $53 million, Specialty Packaging a charge of $18 million, Paperboard Packaging a charge of $17 million and Tenneco's corporate operations a charge of $12 million.

     The Automotive aftermarket restructuring involves closing two plant locations and five distribution centers and the elimination of 302 positions at those locations. The Paperboard Packaging restructuring plan involves closing four box plants and the elimination of 78 positions at those plants. The Specialty Packaging restructuring plan involves the elimination of production lines at two plants and the closure of one plant. Additionally, Specialty Packaging will exit four joint ventures. These actions involve the elimination of 104 positions. The staff and related cost reduction plan involves the elimination of 834 administrative positions in Tenneco's three business units and its corporate operations.

     The fixed assets at the locations to be closed and for the production lines to be eliminated, as well as the joint venture investments, were written down to their estimated fair value. No significant cash proceeds are expected to be received from the ultimate disposal of these assets.

     As of December 31, 1998, approximately 500 employees had been terminated pursuant to the restructuring plan.

     Amounts related to the restructuring plan are shown in the following table:

                                                                 FOURTH
                                                   1998         QUARTER     CHARGED      BALANCE AT
                                               RESTRUCTURING      1998      TO ASSET    DECEMBER 31,
                                                  CHARGE        PAYMENTS    ACCOUNTS        1998
                                               -------------    --------    --------    ------------
                                                                    (MILLIONS)
Severance..................................        $ 44           $10         $--           $34
Asset impairments..........................          49            --          49            --
Facility exit costs........................           7            --          --             7
                                                   ----           ---         ---           ---
                                                   $100           $10         $49           $41
                                                   ====           ===         ===           ===

     Tenneco expects the balance of the restructuring liability will be expended during 1999 and that the restructuring actions will be complete by the fourth quarter of 1999.

4. ACQUISITIONS

     In 1998, Tenneco made three acquisitions in the Specialty Packaging business and one in the Automotive business for approximately $101 million and $3 million, respectively.

     In March 1997, Tenneco entered into an agreement to acquire the protective and flexible packaging division of NV Koninklijke KNP BT ("KNP"), a Dutch distribution, paper, and packaging firm, for approximately $380 million including debt assumed and preferred stock of a subsidiary issued to a seller. Upon completion of the KNP acquisition in late April 1997, KNP became a part of Specialty Packaging. Also during 1997, Tenneco completed acquisitions or investments in other businesses and joint ventures, principally in the automotive parts industry, for total consideration of approximately $38 million.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     In June 1996, Tenneco entered into agreements to acquire Clevite for $328 million and Amoco Foam Products for $310 million. Clevite makes suspension bushings and other elastomeric parts for cars and trucks. Upon completion of the Clevite acquisition in July 1996, Clevite's operations became part of Automotive. Amoco Foam Products manufactures expanded polystyrene tableware, hinged-lid food containers, packaging trays, and industrial products for residential and commercial construction applications. Tenneco closed the acquisition of Amoco Foam Products in August 1996, and Amoco Foam Products became part of Specialty Packaging. Also during 1996, Tenneco completed the acquisitions of or investments in various other businesses and joint ventures, principally in the automotive parts industry, for total consideration of approximately $110 million.

     All of the acquisitions discussed above have been accounted for as purchases; accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on their fair values. The excess of the purchase price over the fair value of the net assets acquired is included in the balance sheet caption "Goodwill and intangibles, net."

5. LONG-TERM DEBT, SHORT-TERM DEBT, AND FINANCING ARRANGEMENTS

  Long-Term Debt

     A summary of long-term debt obligations of Tenneco at December 31, 1998 and 1997, is set forth in the following table:

                                                                 1998      1997
                                                                ------    ------
                                                                   (MILLIONS)
Tenneco Inc. --
  Debentures due 2008 through 2027, average effective
     interest rate 7.5% in 1998 and in 1997 (net of $64
     million in 1998 and $68 million in 1997 of unamortized
     premium)...............................................    $1,213    $1,217
  Notes due 1999 through 2007, average effective interest
     rate 6.7% in 1998 and in 1997 (net of $33 million in
     1998 and $47 million in 1997 of unamortized premium)...     1,344     1,358
Other subsidiaries --
  Notes due 1999 through 2016, average effective interest
     rate 10.7% in 1998 and 11.2% in 1997 (net of $22
     million in 1998 and $24 million in 1997 of unamortized
     discount)..............................................        53        64
                                                                ------    ------
                                                                 2,610     2,639
Less -- current maturities..................................       250         6
                                                                ------    ------
     Total long-term debt...................................    $2,360    $2,633
                                                                ======    ======

     Approximately $70 million of gross plant, property, and equipment at December 31, 1998 and 1997, was pledged as collateral to secure $17 million and $26 million, respectively, principal amounts of long-term debt.

     The aggregate maturities and sinking fund requirements applicable to the issues outstanding at December 31, 1998, are $250 million, $10 million, $187 million, $498 million, and $7 million for 1999, 2000, 2001, 2002, and 2003, respectively.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Short-Term Debt

     Tenneco uses commercial paper, lines of credit, and overnight borrowings to finance its short-term capital requirements. Information regarding short-term debt as of and for the years ended December 31, 1998 and 1997, are as follows:

                                                              1998                         1997
                                                    -------------------------    -------------------------
                                                    COMMERCIAL      CREDIT       COMMERCIAL      CREDIT
                                                      PAPER       AGREEMENTS*      PAPER       AGREEMENTS*
                                                    ----------    -----------    ----------    -----------
                                                                    (DOLLARS IN MILLIONS)
Outstanding borrowings at end of year...........       $576          $245           $203          $ 69
Weighted average interest rate on outstanding
  borrowings at end of year.....................        5.8%          6.3%           5.9%          6.7%
Approximate maximum month-end outstanding
  borrowings during year........................       $576          $245           $613          $123
Approximate average month-end outstanding
  borrowings during year........................       $447          $157           $372          $ 52
Weighted average interest rate on approximate
  average month-end outstanding borrowings
  during year...................................        5.8%          6.9%           5.7%          8.4%

-------------------------
* Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

  Financing Arrangements

                                                                  COMMITTED CREDIT FACILITIES(A)
                                                         -------------------------------------------------
                                                          TERM      COMMITMENTS    UTILIZED      AVAILABLE
                                                         -------    -----------    --------      ---------
                                                                            (MILLIONS)
Tenneco Inc. credit agreements.......................       2001      $1,750         $576(b)      $1,174
Subsidiaries' credit agreements......................    Various         131          123              8
                                                                      ------         ----         ------
                                                                      $1,881         $699         $1,182
                                                                      ======         ====         ======

-------------------------
Notes: (a) Tenneco and its subsidiaries generally are required to pay commitment fees on the unused portion of the total commitment and facility fees on the total commitment.
       (b) Tenneco's committed long-term credit facilities support its commercial paper borrowings; consequently, the amount available under the committed long-term credit facilities is reduced by outstanding commercial paper borrowings.

     At December 31, 1998, Tenneco's principal credit facility, which expires in 2001, was a $1.75 billion committed financing arrangement with a syndicate of banks and other financial institutions. Committed borrowings under this credit facility bear interest at an annual rate equal to, at the borrower's option, either (i) a rate consisting of the higher of Morgan Guaranty Trust Company of New York's prime rate or the federal funds rate plus 50 basis points; (ii) a rate of LIBOR plus a margin determined based on the credit rating of Tenneco's long-term debt; or (iii) a rate based on money market rates pursuant to competitive bids by the syndicate banks.

     The credit facility requires that the Company's consolidated ratio of debt to total capitalization, as defined in the credit facility, not exceed 70%. Compliance with this requirement is a condition for any incremental borrowings under the credit facility and failure to meet the requirement enables the syndicate banks to require repayment of any outstanding loans after a 30-day cure period. At December 31, 1998, Tenneco's ratio of debt to total capitalization as defined in the credit facility was 57.9%. In addition, the credit

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES facility imposes certain other restrictions, none of which are expected to limit the Company's ability to operate its business in the ordinary course.

6. FINANCIAL INSTRUMENTS

     The carrying and estimated fair values of Tenneco's financial instruments by class at December 31, 1998 and 1997, were as follows:

                                                                   1998                   1997
                                                            -------------------    -------------------
                                                            CARRYING     FAIR      CARRYING     FAIR
                                                             AMOUNT      VALUE      AMOUNT      VALUE
                                                            --------    -------    --------    -------
                                                                            (MILLIONS)
                                                                       ASSETS (LIABILITIES)
Long-term debt (including current maturities)...........    $(2,610)    $(2,606)   $(2,639)    $(2,606)
Instruments With Off-Balance-Sheet Risk
  Foreign currency contracts............................          1           1          2           2
  Financial guarantees..................................         --         (13)        --         (15)

  Asset and Liability Instruments

     The fair value of cash and temporary cash investments, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount. At December 31, 1998 and 1997, respectively, Tenneco's aggregate customer and long-term receivable balance was concentrated by segment as follows: Automotive, 61% and 63%, respectively, Specialty Packaging, 32% and 26%, respectively, and Paperboard Packaging, 7% and 11%, respectively.

     Long-term debt -- The fair value of fixed-rate long-term debt was based on the market value of debt with similar maturities and interest rates.

  Instruments With Off-Balance-Sheet Risk

     Foreign Currency Contracts -- Note 1, "Summary of Accounting Policies -- Risk Management Activities" describes Tenneco's use of and accounting for foreign currency exchange contracts. The following table summarizes by major currency the contractual amounts of foreign currency contracts utilized by
Tenneco:

                                                                          NOTIONAL AMOUNT
                                                                ------------------------------------
                                                                  DECEMBER 31,        DECEMBER 31,
                                                                      1998                1997
                                                                ----------------    ----------------
                                                                PURCHASE    SELL    PURCHASE    SELL
                                                                --------    ----    --------    ----
                                                                             (MILLIONS)
Foreign currency contracts (in US$):
  Belgian Francs............................................      $ 17      $ 19      $ 24      $  6
  British Pounds............................................       163       252       156       257
  Canadian Dollars..........................................        73       115        58        16
  French Francs.............................................        89        17        52         1
  German Marks..............................................         2        33         4       121
  Spanish Pesetas...........................................        32         2        12         1
  U.S. Dollars..............................................       105        33        92        --
  Other.....................................................        40        49        61        55
                                                                  ----      ----      ----      ----
                                                                  $521      $520      $459      $457
                                                                  ====      ====      ====      ====

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     Based on exchange rates at December 31, 1998 and 1997, the cost of replacing these contracts in the event of non-performance by the counterparties would not have been material.

     Guarantees -- Tenneco had guaranteed payment and performance of approximately $13 million and $15 million at December 31, 1998 and 1997, respectively, primarily with respect to letters of credit and other guarantees supporting various financing and operating activities.

7. INCOME TAXES

     The domestic and foreign components of income from continuing operations before income taxes are as follows:

                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                                --------------------
                                                                1998    1997    1996
                                                                ----    ----    ----
                                                                     (MILLIONS)
U.S. income before income taxes.............................    $136    $259    $248
Foreign income before income taxes..........................     265     289     185
                                                                ----    ----    ----
Income before income taxes..................................    $401    $548    $433
                                                                ====    ====    ====

     Following is a comparative analysis of the components of income tax expense applicable to continuing operations:

                                                                     YEARS ENDED
                                                                    DECEMBER 31,
                                                                ---------------------
                                                                1998    1997     1996
                                                                ----    -----    ----
                                                                     (MILLIONS)
Current --
  U.S. .....................................................    $ 27    $(133)   $ 92
  State and local...........................................     (25)       2      23
  Foreign...................................................      41       59      56
                                                                ----    -----    ----
                                                                  43      (72)    171
                                                                ----    -----    ----
Deferred --
  U.S. .....................................................      14      190      15
  Foreign, state and other..................................      59       45       8
                                                                ----    -----    ----
                                                                  73      235      23
                                                                ----    -----    ----
Income tax expense..........................................    $116    $ 163    $194
                                                                ====    =====    ====

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35% for all years presented) to the income tax expense reflected in the statements of income:

                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                                --------------------
                                                                1998    1997    1996
                                                                ----    ----    ----
                                                                     (MILLIONS)
Tax expense computed at the statutory U.S. federal income
  tax rate..................................................    $140    $192    $152
Increases (reductions) in income tax expense resulting from:
  Foreign income taxed at different rates and foreign losses
     with no tax benefit....................................     (11)    (33)      7
  State and local taxes on income, net of U.S. federal
     income tax benefit.....................................      (2)     23      15
  Recognition of previously unbenefited loss
     carryforwards..........................................      (5)    (11)     --
  Amortization of nondeductible goodwill....................       8       6       7
  Other.....................................................     (14)    (14)     13
                                                                ----    ----    ----
Income tax expense..........................................    $116    $163    $194
                                                                ====    ====    ====

     The components of Tenneco's net deferred tax liability were as follows:

                                                                DECEMBER 31,
                                                                ------------
                                                                1998    1997
                                                                ----    ----
                                                                 (MILLIONS)
Deferred tax assets --
  Tax loss carryforwards:
     U.S. ..................................................    $199    $101
     State..................................................      14      --
     Foreign................................................      71      81
  Postretirement benefits other than pensions...............      56      53
  Other.....................................................      52      31
  Valuation allowance.......................................     (38)    (29)
                                                                ----    ----
       Net deferred tax asset...............................     354     237
                                                                ----    ----
Deferred tax liabilities --
  Tax over book depreciation................................     510     371
  Pensions..................................................     240     229
  Other.....................................................     157     133
                                                                ----    ----
       Total deferred tax liability.........................     907     733
                                                                ----    ----
  Net deferred tax liability................................    $553    $496
                                                                ====    ====

     As reflected by the valuation allowance in the table above, Tenneco had potential tax benefits of $38 million and $29 million at December 31, 1998 and 1997, respectively, which were not recognized in the statements of income when generated. These unrecognized tax benefits resulted primarily from foreign tax loss carryforwards which are available to reduce future foreign tax liabilities.

     Of the $568 million of U.S. tax loss carryforwards which exist at December 31, 1998, $354 million expire in 2012 and $214 million expire in 2018. The $192 million of state tax loss carryforwards which exist at December 31, 1998, will expire in varying amounts over the period from 2000 to 2012. Of the $185 million of foreign tax loss carryforwards which exist at December 31, 1998, $136 million do not expire and the remainder expires in varying amounts over the period from 1999 to 2008.

     In connection with the corporate reorganization transactions discussed in
Note 2, "Discontinued Operations, Disposition of Assets, and Extraordinary Loss," Tenneco entered into a tax sharing agreement

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES with Newport News, Old Tenneco, and El Paso. The tax sharing agreement provides, among other things, for the allocation among the parties of tax liabilities arising before, as a result of, and after the Distributions. For periods after the Distributions, Tenneco will be liable for taxes imposed on its businesses, Old Tenneco will be liable for taxes imposed on the energy business, and Newport News will be liable for taxes imposed on the shipbuilding business. In the case of federal income taxes imposed on the activities of the Old Tenneco consolidated group before the Distributions, Tenneco and Newport News are generally liable to Old Tenneco for federal income taxes attributable to their respective businesses, and those entities have been allocated an agreed-upon share of estimated tax payments made by Old Tenneco.

8. COMMON STOCK

     Tenneco Inc. has authorized 350 million shares ($.01 par value) of common stock, of which 173,670,197 shares and 172,569,889 shares were issued at December 31, 1998 and 1997, respectively. Tenneco Inc. held 6,757,678 shares and 2,928,189 shares of treasury stock at December 31, 1998 and 1997, respectively.

  Stock Repurchase Plans

     During 1997, Tenneco initiated a common stock repurchase program to acquire up to 8.5 million shares. Approximately 7.5 million shares have been acquired under this program at a total cost of approximately $289 million. All purchases executed through this program were in the open market or negotiated purchases.

  Reserved

     The total number of shares of Tenneco Inc. common stock reserved at December 31, 1998 and 1997, were as follows:

                                                              DECEMBER 31,
                                                         -----------------------
                  ORIGINAL ISSUE SHARES                     1998         1997
                  ---------------------                  ----------   ----------
Thrift Plan............................................      74,576      167,223
Restricted Stock Plans.................................          --       33,796
Stock Ownership Plan...................................  16,199,114   16,556,126
Employee Stock Purchase Plan...........................   1,642,037    2,255,232
                                                         ----------   ----------
                                                         17,915,727   19,012,377
                                                         ==========   ==========
                    TREASURY STOCK
                    --------------
Thrift Plan............................................     201,541       42,434
                                                         ==========   ==========

  Stock Plans

     Tenneco Inc. Stock Ownership Plan -- In December 1996, Tenneco adopted the 1996 Stock Ownership Plan, which permits the granting of a variety of awards, including common stock, restricted stock, performance shares, stock appreciation rights ("SARs"), and stock options to directors, officers, and employees of Tenneco. Tenneco can issue up to 17,000,000 shares of common stock under the 1996 Stock Ownership Plan, which will terminate December 31, 2001. All Old Tenneco stock options granted to New Tenneco employees before the Distributions were, in connection with the Distributions, cancelled and replaced with options to purchase New Tenneco common stock according to the provisions of the 1996 Stock Ownership Plan. The options were replaced with the appropriate number of New Tenneco options so that the aggregate option value immediately after the Distributions equaled the aggregate value immediately before the Distributions. The 1994 Stock Ownership Plan was terminated effective as of December 11, 1996.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     Restricted Stock and Performance Shares -- Tenneco has granted restricted stock and restricted units under the 1996 Stock Ownership Plan to certain key employees. These awards generally require, among other things, that the employee remain an employee of Tenneco during the restriction period. Tenneco has also granted performance shares to certain key employees which will vest based upon the attainment of specified performance goals within four years from the date of grant. During 1998, 1997, and 1996, Tenneco granted 640,810, 494,350, and
465,075 shares and units, respectively, with a weighted average fair value based on the price of Tenneco's stock on the grant date of $38.03, $43.08, and $48.54 per share, respectively. Any restricted stock and performance shares awarded after the Distributions are issued under the 1996 Stock Ownership Plan. At December 31, 1998, 351,220 restricted shares at an average price of $37.76 per share, 562,145 performance shares at an average price of $41.35 per share, and 31,000 restricted units at an average price of $37.72 per unit were outstanding under this plan.

     Under another arrangement, restricted stock or restricted units are issued annually to each member of the Board of Directors who is not also an officer of Tenneco. From January 1, 1996, through October 31, 1996, 3,300 restricted shares were issued with a weighted average fair value based on the price of Tenneco's stock on the grant date of $48.25 per share. On November 1, 1996, all outstanding restricted shares were vested. In December 1996, Tenneco adopted a new restricted stock and unit plan for each member of the Board of Directors who is not also an officer of Tenneco. During 1998, 1997, and 1996, 1,700, 5,040, and 23,464 restricted shares and units, respectively, were issued under the new plan at a weighted average fair value of Tenneco Inc.'s stock on the grant date of $37.31, $45.19, and $45.31 per share, respectively. At December 31, 1998, 27,696 restricted shares at an average price of $44.80 per share and 300 restricted units at an average price of $45.19 per unit were outstanding under the new plan.

     In conjunction with the Transaction, all outstanding restricted shares and performance shares as of November 1, 1996, were vested and Tenneco recognized an after-tax compensation expense of $18 million, of which approximately $7 million related to restricted stock and performance shares awarded to employees of the energy business and shipbuilding business.

     Employee Stock Purchase Plan -- In June 1992, Tenneco initiated an Employee Stock Purchase Plan (the "1992 ESPP"). The 1992 ESPP was terminated as of the date of the Distributions. Effective April 1, 1997, Tenneco adopted a new ESPP with provisions similar to the 1992 ESPP. The ESPP allows U.S. and Canadian Tenneco employees to purchase Tenneco Inc. common stock at a 15% discount. Each year employees participating in the ESPP may purchase shares with a discounted value not to exceed $21,250. Under the respective ESPPs, Tenneco sold 613,195, 244,768, and 657,936 shares to employees in 1998, 1997, and 1996, respectively. The weighted average fair value of the employee purchase right, which was estimated using the Black-Scholes option pricing model and the assumptions described below except that the average life of each purchase right was assumed to be 90 days, was $6.31, $11.16, and $10.84 in 1998, 1997, and 1996, respectively.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     Stock Options -- The following table reflects the status and activity for all stock options issued by Tenneco Inc., including those outside the option plans discussed above, for the periods indicated:

                                            1998                    1997                    1996
                                    ---------------------   ---------------------   ---------------------
                                                 WEIGHTED                WEIGHTED                WEIGHTED
                                      SHARES       AVG.       SHARES       AVG.       SHARES       AVG.
                                      UNDER      EXERCISE     UNDER      EXERCISE     UNDER      EXERCISE
          STOCK OPTIONS               OPTION      PRICES      OPTION      PRICES      OPTION      PRICES
          -------------             ----------   --------   ----------   --------   ----------   --------
Outstanding, beginning of year....  11,924,072    $43.42    10,877,758    $43.41     3,019,116    $46.99
  Granted -- Options..............   1,745,480     37.30     2,928,669     42.91     8,178,600     46.17
  Exercised -- Options............    (122,609)    38.58      (312,979)    39.64      (817,212)    45.29
             -- SARs..............          --        --            --        --       (25,741)    36.23
  Issuance of New Tenneco
     options......................          --        --            --        --     5,015,258     41.19
  Cancelled.......................  (1,123,639)    43.53    (1,569,376)    43.19    (4,492,263)    46.01
                                    ----------              ----------              ----------
Outstanding, end of year..........  12,423,304    $42.58    11,924,072    $43.42    10,877,758    $43.41
                                    ==========              ==========              ==========
Options exercisable at end of
  year............................   3,989,654    $40.66     2,703,948    $40.84     1,809,596    $41.67
Weighted average fair value of
  options granted during the
  year............................  $    10.82              $    12.62              $    11.37

     The fair value of each option granted during 1998, 1997, and 1996 is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for grants in 1998, 1997, and 1996, respectively: (i) risk-free interest rates of 5.7%, 6.6%, and 5.9%; (ii) expected lives of 9.9, 7.5, and 5.0 years; (iii) expected volatility 25.6%, 25.6%, and 25.1%; and (iv) dividend yield of 3.2%, 2.8%, and 3.4%.

     The following table reflects summarized information about stock options outstanding at December 31, 1998:

                                                    OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                           --------------------------------------   ----------------------
                                                         WEIGHTED AVG.   WEIGHTED                 WEIGHTED
                                             NUMBER        REMAINING       AVG.       NUMBER        AVG.
                                           OUTSTANDING    CONTRACTUAL    EXERCISE   EXERCISABLE   EXERCISE
         RANGE OF EXERCISE PRICE           AT 12/31/98       LIFE         PRICE     AT 12/31/98    PRICE
         -----------------------           -----------   -------------   --------   -----------   --------
$31 to $38...............................   2,525,490     13.8 years      $36.40     1,323,014     $35.82
$38 to $44...............................   2,771,004     11.7             40.91     1,638,084      41.10
$44 to $51...............................   7,126,810     11.9             45.42     1,028,556      46.18
                                           ----------                                ---------
                                           12,423,304                                3,989,654
                                           ==========                                =========

     Tenneco applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based compensation plans. Tenneco recognized after-tax stock-based compensation expense in 1998 of $3 million, in 1997 of $5 million, and in 1996 of $27 million, of which $9 million related to restricted stock and performance shares awarded to employees of the energy business and the shipbuilding business. Had compensation costs for Tenneco's stock-based compensation plans been determined in accordance with FAS No. 123, "Accounting for Stock-Based Compensation," based on the fair value at the grant dates for the awards under those plans, Tenneco's pro forma net income to common stock and earnings per share of common stock for the years ended December 31, 1998, 1997, and 1996, would have been lower by $33 million or $.19 per both basic and diluted common share, $34 million or $.20 per both basic and diluted common share, and $14 million or $.08 per both basic and diluted common share, respectively. The increase in compensation expense for 1997 versus 1996 was primarily the result of stock options issued subsequent to the Transaction.

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

  Grantor Trust

     In August 1998, Tenneco established a grantor trust and issued 1.9 million shares of common stock to the trust. This grantor trust is a so-called "rabbi trust" designed to assure the payment of deferred compensation and supplemental pension benefits. The trust is consolidated in Tenneco's financial statements and the shares are reflected in the financial statements as treasury stock. Consequently, the shares of common stock issued to the trust are not considered to be outstanding in the computation of earnings per share.

  Qualified Offer Rights Plan

     On September 9, 1998, Tenneco adopted a Qualified Offer Rights Plan and established an independent Board committee to review it every three years. The Qualified Offer Rights Plan was adopted to deter coercive takeover tactics and to prevent a potential acquiror from gaining control of Tenneco in a transaction which is not in the best interests of Tenneco shareholders. Generally, under the Qualified Offer Rights Plan, if a person becomes the beneficial owner of 20 percent or more of Tenneco's outstanding common stock, other than pursuant to a "qualified offer", each right will entitle its holder to purchase, at the right's exercise price, a number of shares of common stock of Tenneco or, under certain circumstances, of the acquiring person having a market value of twice the right's exercise price. Rights held by the 20 percent or more holder will become void and will not be exercisable.

     The rights will not become exercisable in connection with a "qualified offer," which is an all-cash tender offer for all outstanding common stock that is fully financed, remains open for a period of at least 60 business days, results in the offeror owning at least 85% of the common stock after consummation of the offer, assures a prompt second-step acquisition of shares not purchased in the initial offer, at the same price as the initial offer, and meets certain other requirements.

     In connection with the adoption of the Qualified Offer Rights Plan, the Board of Directors also adopted a three-year independent director evaluation ("TIDE") mechanism. Under the TIDE mechanism, an independent Board committee will review, on an ongoing basis, the Qualified Offer Rights Plan and developments in rights plans generally, and, if it deems appropriate, recommend modification or termination of the Qualified Offer Rights Plan. The independent committee will report to Tenneco's Board at least every three years as to whether the Qualified Offer Rights Plan continues to be in the best interests of Tenneco's shareholders.

  Dividend Reinvestment and Stock Purchase Plan

     Under the Tenneco Inc. Dividend Reinvestment and Stock Purchase Plan, holders of Tenneco Inc. common stock may apply their cash dividends and optional cash investments to the purchase of additional shares of Tenneco Inc. common stock.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Earnings Per Share

     Earnings per share of common stock outstanding were computed as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------
                                                              1998             1997             1996
                                                          -------------    -------------    -------------
                                                           (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic Earnings Per Share --
  Income from continuing operations(a)................     $       255      $       361      $       218
                                                           ===========      ===========      ===========
  Average shares of common stock outstanding(b).......     168,505,573      170,264,731      169,609,373
                                                           ===========      ===========      ===========
  Earnings from continuing operations per average
     share of common stock............................     $      1.52      $      2.12      $      1.29
                                                           ===========      ===========      ===========
Diluted Earnings Per Share --
  Income from continuing operations(a)................     $       255      $       361      $       218
                                                           ===========      ===========      ===========
  Average shares of common stock outstanding(b).......     168,505,573      170,264,731      169,609,373
  Effect of dilutive securities:
       Restricted stock...............................          52,930               --          516,336
       Stock options..................................          88,236          452,867          400,403
       Performance shares.............................         187,792           84,038               --
                                                           -----------      -----------      -----------
  Average shares of common stock outstanding including
     dilutive securities..............................     168,834,531      170,801,636      170,526,112
                                                           ===========      ===========      ===========
  Earnings from continuing operations per average
     share of common stock............................     $      1.51      $      2.11      $      1.28
                                                           ===========      ===========      ===========

-------------------------
Notes: (a) All preferred stock outstanding before the Merger was acquired by El
           Paso. Therefore, preferred stock dividends were included in the computation of earnings per share from discontinued operations for 1996. There was no preferred stock outstanding in 1998 or 1997.

       (b) In 1992, 12 million shares of common stock were issued to the SECT. Shares of common stock issued to a related trust are not considered to be outstanding in the computation of average shares until the shares are used to fund the obligations of the trust. During the year ended December 31, 1996, the SECT used 4,358,084 shares. At December 31, 1996, all shares were used. Stock repurchase plans also affect common stock outstanding. Refer to "Stock Employee Compensation Trust
           (SECT)" and "Stock Repurchase Plans" discussed previously in this footnote.

9. PREFERRED STOCK

     Tenneco had 50 million shares of preferred stock ($.01 par value) authorized at December 31, 1998 and 1997. No shares of preferred stock were outstanding at the respective dates. Tenneco has designated and reserved 2.0 million shares of the preferred stock as junior preferred stock for the Qualified Offer Rights Plan.

     As part of the Merger, Tenneco's $7.40 and $4.50 preferred stock (the "Preferred Stock") was acquired by El Paso in exchange for El Paso common stock. Consequently, Preferred Stock dividends have been subtracted from discontinued operations to compute basic and diluted earnings per share. Before the Merger, Tenneco made periodic accretions of the excess of the redemption value over the fair value of the Preferred Stock at the date of issue. Such accretions have been included in the statements of income caption, "Preferred stock dividends" as a reduction of net income to arrive at net income to common stock.

     In connection with the Transaction and as part of the Debt Realignment, Old Tenneco issued the NPS Preferred Stock in November 1996 for proceeds of approximately $296 million. The proceeds from the

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES issuance were used to fund a portion of the cash tender offers made in connection with the Debt Realignment and other cash requirements preceding the Merger. As a result of the Merger, the obligations relating to the NPS Preferred Stock remained with Old Tenneco.

  Changes in Preferred Stock with Mandatory Redemption Provisions

                                                                         1996
                                                                -----------------------
                                                                  SHARES         AMOUNT
                                                                ----------       ------
                                                                (MILLIONS EXCEPT SHARE
                                                                       AMOUNTS)
Balance January 1...........................................     1,390,993       $ 130
  Shares redeemed...........................................      (195,751)        (20)
  Merger of energy business.................................    (1,195,242)       (113)
  Accretion of excess of redemption value over fair value at
     date of issue..........................................            --           3
                                                                ----------       -----
Balance December 31.........................................            --       $  --
                                                                ==========       =====

10. MINORITY INTEREST

     At December 31, 1998 and 1997, Tenneco reported minority interest in the balance sheet of $421 million and $424 million, respectively. At December 31, 1998, $394 million of minority interest resulted from the December 1994 and December 1997 sales of preferred stock ($300 million and $100 million, respectively) of Tenneco International Holding Corp. ("TIHC") to a financial investor. Subsequent to each sale, the investor had approximately a 25% interest in TIHC, consisting of 100% of the issued and outstanding variable rate voting preferred stock of TIHC. Tenneco and certain of its subsidiaries hold 100% of the issued and outstanding $8.00 junior preferred stock and common stock of TIHC. TIHC holds certain assets including the capital stock of Alupack A.G., a subsidiary included in the Specialty Packaging segment, Tenneco Canada Inc., S.A. Monroe Europe N.V., Monroe Australia Proprietary Limited, Walker France S.A., and other subsidiaries included in the Automotive segment. For financial reporting purposes, the assets, liabilities, and earnings of TIHC and its subsidiaries are consolidated in Tenneco's financial statements, and the investor's preferred stock interest has been recorded as "Minority interest" in the balance sheet.

     As of December 31, 1998, dividends on the TIHC preferred stock are based on the aggregate issue price of $400 million times a rate per annum equal to .92% over LIBOR and are payable quarterly in arrears on the last business day of each quarter. The weighted average rate paid on TIHC preferred stock was 6.66%, 6.92%, and 6.83% for 1998, 1997, and 1996, respectively. Additionally, the holder of the preferred stock is entitled to receive, when and if declared by the Board of Directors of TIHC, participating dividends based on the operating income growth rate of TIHC and its subsidiaries. For financial reporting purposes, dividends paid by TIHC to its financial investor have been recorded in Tenneco's statements of income as "Minority interest."

11. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     Tenneco has pension plans that cover substantially all of its employees. Benefits are based on years of service and, for most salaried employees, on final average compensation. Tenneco's funding policies are to contribute to the plans amounts necessary to satisfy the funding requirement of federal laws and regulations. Plan assets consist principally of listed equity and fixed income securities. Also included in the table below are pension obligations and assets retained by Tenneco related to certain employees of Tenneco's discontinued operations.

     Tenneco has postretirement health care and life insurance plans that cover a majority of its domestic employees. For salaried employees, the plans cover employees retiring from Tenneco on or after attaining age 55 who have had at least 10 years service with Tenneco after attaining age 45. For hourly employees, the

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES postretirement benefit plans generally cover employees who retire according to one of Tenneco's hourly employee retirement plans. All of these benefits may be subject to deductibles, copayment provisions, and other limitations, and Tenneco has reserved the right to change these benefits. Tenneco's postretirement benefit plans are not funded.

     A summary of the change in benefit obligation, the change in plan assets, the development of net amount recognized, and the amounts recognized in the statement of financial position for the pension plans and postretirement benefit plans follows:

                                                                  PENSION       POSTRETIREMENT
                                                              ---------------   ---------------
                                                               1998     1997     1998     1997
                                                              ------   ------   ------   ------
                                                                         (MILLIONS)
Change in benefit obligation:
  Benefit obligation at September 30 of the previous year...  $3,145   $2,805   $ 178    $ 167
  Currency rate conversion..................................       1       --      --       --
  Service cost..............................................      41       35       5        5
  Interest cost.............................................     235      211      13       12
  Plan amendments...........................................      45        8      --       --
  Actuarial loss (gain).....................................     334      283       8        5
  Acquisitions..............................................      --       13      --       --
  Benefits paid.............................................    (224)    (210)    (16)     (12)
  Participants' contributions...............................      --       --       1        1
                                                              ------   ------   -----    -----
  Benefit obligation at September 30........................  $3,577   $3,145   $ 189    $ 178
                                                              ======   ======   =====    =====
Change in plan assets:
  Fair value at September 30 of the previous year...........  $4,109   $3,459   $  --    $  --
  Currency rate conversion..................................      (1)       4      --       --
  Actual return on plan assets..............................     463      835      --       --
  Employer contributions....................................      12        9      15       11
  Participants' contributions...............................       2       --       1        1
  Acquisitions..............................................      --       12      --       --
  Benefits paid.............................................    (224)    (210)    (16)     (12)
                                                              ------   ------   -----    -----
  Fair value at September 30................................  $4,361   $4,109   $  --    $  --
                                                              ======   ======   =====    =====
Development of net amount recognized:
  Funded status at September 30.............................  $  784   $  964   $(189)   $(178)
  Contributions during the fourth quarter...................       2        2       4        3
  Unrecognized cost:
     Actuarial loss (gain)..................................    (128)    (328)     38       33
     Prior service cost.....................................      83       71      (5)      (8)
     Transition liability (asset)...........................     (50)     (73)     --       --
                                                              ------   ------   -----    -----
  Net amount recognized at December 31......................  $  691   $  636   $(152)   $(150)
                                                              ======   ======   =====    =====
Amounts recognized in the statement of financial position:
  Prepaid benefit cost......................................  $  745   $  674   $  --    $  --
  Accrued benefit cost......................................     (95)     (42)   (152)    (150)
  Intangible asset..........................................      26        4      --       --
  Accumulated other comprehensive income....................      15       --      --       --
                                                              ------   ------   -----    -----
  Net amount recognized.....................................  $  691   $  636   $(152)   $(150)
                                                              ======   ======   =====    =====

-------------------------
Note: Assets of one plan may not be utilized to pay benefits of other plans.
      Additionally, the prepaid (accrued) benefit cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     Net periodic pension costs (income) from continuing operations for the years 1998, 1997, and 1996, consist of the following components:

                                                              1998        1997        1996
                                                              -----       -----       -----
                                                                       (MILLIONS)
Service cost -- benefits earned during the year.............  $  41       $  35       $  31
Interest on prior year's projected benefit obligation.......    235         211         148
Expected return on plan assets..............................   (333)       (310)       (208)
Net amortization:
  Actuarial loss (gain).....................................      2          --           3
  Prior service cost........................................     12          12          12
  Transition liability (asset)..............................    (21)        (21)        (15)
                                                              -----       -----       -----
Net pension costs (income)..................................  $ (64)      $ (73)      $ (29)
                                                              =====       =====       =====

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets were $203 million, $191 million, and $95 million, respectively, as of September 30, 1998, and $52 million, $50 million, and $10 million, respectively, as of September 30, 1997.

     The weighted average discount rates (which are based on long-term market rates) used in determining the 1998, 1997, and 1996 actuarial present value of the benefit obligations were 7.0%, 7.75%, and 7.75%, respectively. The rate of increase in future compensation was 4.8%, 5.0%, and 5.0%, for 1998, 1997, and 1996, respectively. The weighted average expected long-term rate of return on plan assets for 1998, 1997, and 1996 was 10.0% for each year.

     Net periodic postretirement benefit cost from continuing operations for the years 1998, 1997, and 1996 consist of the following components:

                                                                  1998         1997         1996
                                                                  ----         ----         ----
                                                                            (MILLIONS)
Service cost -- benefits earned during the year.............      $ 5          $ 5          $ 4
Interest on accumulated postretirement benefit obligation...       13           12           11
Net amortization:
  Prior service cost........................................       (2)          (2)          (2)
  Actuarial loss (gain).....................................        2            1            1
                                                                  ---          ---          ---
Net periodic postretirement benefit cost....................      $18          $16          $14
                                                                  ===          ===          ===

     The initial weighted average assumed health care cost trend rate used in determining the 1998, 1997, and 1996 accumulated postretirement benefit obligation was 5%, 5%, and 6%, respectively, declining to 5% in 1997 and remaining at that level thereafter.

     Increasing the assumed health care cost trend rate by one percentage point in each year would increase the 1998, 1997, and 1996 accumulated postretirement benefit obligations by approximately $15 million, $14 million, and $13 million, respectively, and would increase the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost by approximately $2 million each year for 1998, 1997, and 1996.

     Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the 1998 accumulated postretirement benefit obligation by approximately $14 million and would decrease the aggregate of service cost and interest cost components of the net periodic postretirement benefit cost by $2 million.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     The discount rates (which are based on long-term market rates) used in determining the 1998, 1997, and 1996 accumulated postretirement benefit obligations were 7.00%, 7.75%, and 7.75%, respectively.

12. SEGMENT AND GEOGRAPHIC AREA INFORMATION

     Tenneco is a global manufacturer with the following major operating segments:

          Automotive -- Manufacture and sale of exhaust and ride control systems for both the original equipment and replacement markets.

          Specialty Packaging -- Manufacture and sale of specialty and protective packaging products for consumer, institutional, and industrial markets.

          Paperboard Packaging -- Manufacture and sale of packaging materials, cartons, and containers for industrial markets.

     The accounting policies of the segments are the same as those described in
Note 1, "Summary of Accounting Policies." Tenneco evaluates operating performance based primarily on income before interest expense, income taxes, and minority interest. Individual operating segments have not been aggregated within these reportable segments.

     Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.

     The following table sets forth information relating to Tenneco's external customer and intersegment revenues for each product or each group of similar products:

                                                                 NET SALES AND OPERATING
                                                                         REVENUES
                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1998      1997      1996
                                                                ------    ------    ------
                                                                        (MILLIONS)
AUTOMOTIVE
  Exhaust systems products..................................    $1,814    $1,753    $1,699
  Ride control products.....................................     1,423     1,473     1,281
                                                                ------    ------    ------
     Total Automotive.......................................     3,237     3,226     2,980
                                                                ------    ------    ------
SPECIALTY PACKAGING
  Disposable plastic, fiber, and aluminum packaging
     products...............................................     2,126     2,105     1,862
  Plastic and fiber protective and flexible packaging
     products...............................................       607       399        78
  Other.....................................................        52        49        47
                                                                ------    ------    ------
     Total Specialty Packaging..............................     2,785     2,553     1,987
                                                                ------    ------    ------
PAPERBOARD PACKAGING
  Corrugated shipping containers and containerboard
     products...............................................     1,463     1,326     1,412
  Folding cartons and recycled paperboard mill products.....       103       112       151
  Other.....................................................       108        83       120
                                                                ------    ------    ------
     Total Paperboard Packaging.............................     1,674     1,521     1,683
                                                                ------    ------    ------
INTERGROUP SALES AND OTHER..................................       (99)      (80)      (78)
                                                                ------    ------    ------
CONSOLIDATED................................................    $7,597    $7,220    $6,572
                                                                ======    ======    ======

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     The following tables summarize certain segment and geographic information of Tenneco's businesses:

                                                                      SEGMENT
                                                    --------------------------------------------   RECLASS
                                                                 SPECIALTY   PAPERBOARD               &
                                                    AUTOMOTIVE   PACKAGING   PACKAGING    OTHER     ELIMS    CONSOLIDATED
                                                    ----------   ---------   ----------   ------   -------   ------------
                                                                                 (MILLIONS)
AT DECEMBER 31, 1998, AND FOR THE YEAR THEN ENDED
Revenues from external customers...................   $3,237      $2,785       $1,570     $    5    $  --       $7,597
Intersegment revenues..............................       --          --          104         --     (104)          --
Equity income......................................       --          --            1         --       --            1
Interest income....................................        5           1            1          1       --            8
Depreciation, depletion, and amortization..........      150         176           99         23       --          448
Income before interest, income taxes, and minority
  interest.........................................      248         328          131        (66)      --          641
Income from discontinued operations................       --          --           --         --       --           --
Extraordinary loss.................................       --          --           --         --       --           --
Cumulative effect of change in accounting
  principle........................................       --          --           --         --       --           --
Total assets (Note)................................    2,827       3,245        1,497      1,430     (208)       8,791
Investment in affiliated companies.................        1          17            1         --       --           19
Capital expenditures...............................      195         190          203          4       --          592
Noncash items other than depreciation, depletion,
  and amortization.................................      (13)         22          (28)       (64)      --          (83)
AT DECEMBER 31, 1997, AND FOR THE YEAR THEN ENDED
Revenues from external customers...................   $3,226      $2,553       $1,431     $   10    $  --       $7,220
Intersegment revenues..............................       --          --           90         --      (90)          --
Equity income......................................       --           1            2         --       --            3
Interest income....................................        3          --            1          1       --            5
Depreciation, depletion, and amortization..........      110         143           90         22       --          365
Income before interest, income taxes, and minority
  interest.........................................      407         308           63        (14)      --          764
Income from discontinued operations................       --          --           --         --       --           --
Extraordinary loss.................................       --          --           --         --       --           --
Cumulative effect of change in accounting
  principle........................................       (7)        (11)          (4)       (24)      --          (46)
Total assets (Note)................................    2,754       3,208        1,423      1,166     (219)       8,332
Investment in affiliated companies.................        2           9           16         --       --           27
Capital expenditures...............................      211         227          108         12       --          558
Noncash items other than depreciation, depletion,
  and amortization.................................      (23)         10          (38)       (69)      --         (120)
AT DECEMBER 31, 1996, AND FOR THE YEAR THEN ENDED
Revenues from external customers...................   $2,980      $1,987       $1,605     $   --    $  --       $6,572
Intersegment revenues..............................       --          --           78         --      (78)          --
Equity income......................................       --          --           --         --       --           --
Interest income....................................        3          --            1          4       --            8
Depreciation, depletion, and amortization..........       94         123           82         10       --          309
Income before interest, income taxes, and minority
  interest.........................................      249         249          152        (22)      --          628
Income from discontinued operations................       --          --           --        428       --          428
Extraordinary loss.................................       --          --           --       (236)      --         (236)
Cumulative effect of change in accounting
  principle........................................       --          --           --         --       --           --
Total assets (Note)................................    2,557       2,557        1,345      1,236     (108)       7,587
Investment in affiliated companies.................        2           9           15          1       --           27
Capital expenditures...............................      177         172          169         55       --          573
Noncash items other than depreciation, depletion,
  and amortization.................................       (3)         (2)         (45)       (49)      --          (99)

-------------------------
Note: The Other segment's total assets includes pension assets retained by Tenneco related to certain employees of Tenneco's discontinued operations.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                                          GEOGRAPHIC AREA
                                                        -------------------
                                                        UNITED                RECLASS &
                                                        STATES   FOREIGN(a)     ELIMS     CONSOLIDATED
                                                        ------   ----------   ---------   ------------
                                                                          (MILLIONS)
AT DECEMBER 31, 1998, AND FOR THE YEAR THEN ENDED
Revenues from external customers(b)...................  $5,214     $2,383       $ --         $7,597
Long-lived assets(c)..................................   3,918      1,066         --          4,984
Total assets..........................................   6,582      2,287        (78)         8,791
AT DECEMBER 31, 1997, AND FOR THE YEAR THEN ENDED
Revenues from external customers(b)...................  $5,049     $2,171       $ --         $7,220
Long-lived assets(c)..................................   3,680        905         --          4,585
Total assets..........................................   6,345      2,053        (66)         8,332
AT DECEMBER 31, 1996, AND FOR THE YEAR THEN ENDED
Revenues from external customers(b)...................  $4,708     $1,864       $ --         $6,572
Long-lived assets(c)..................................   3,511        752         --          4,263
Total assets..........................................   5,977      1,685        (75)         7,587

-------------------------
Notes: (a) Revenues from external customers and long-lived assets for individual foreign countries are not material.

       (b) Revenues are attributed to countries based on location of the seller.

       (c) Long-lived assets include all long-term assets except goodwill, intangibles, and deferred tax assets.

13. COMMITMENTS AND CONTINGENCIES

  Capital Commitments

     Tenneco estimates that expenditures aggregating approximately $305 million will be required after December 31, 1998, to complete facilities and projects authorized at such date, and substantial commitments have been made in connection therewith. Of this amount, $49 million is in support of the containerboard business, which Tenneco has reached an agreement to sell. See
Note 2, "Discontinued Operations, Disposition of Assets, and Extraordinary
Loss."

  Lease Commitments

     Tenneco holds certain of its facilities, equipment, and other assets under long-term leases. Excluding certain leases held by Tenneco's containerboard business, the minimum lease payments under non-cancelable operating leases with lease terms in excess of one year are $69 million, $55 million, $43 million, $34 million, and $72 million for the years 1999, 2000, 2001, 2002, and 2003, respectively, and $150 million for subsequent years.

     Tenneco's containerboard business holds certain mill and timberland assets under operating leases with financial investors (the "Lessor"). In connection with the pending sale of the containerboard business described in Note 2 to these financial statements, Tenneco may purchase the mill and timberland assets prior to the sale. At December 31, 1998, minimum lease payments under the containerboard leases are $68 million for the years 1999, 2000, and 2001, $18 million for the years 2002 and 2003, and $34 million for subsequent years.

     Following the initial mill asset lease period, Tenneco may, under the provisions of the lease agreements, extend the leases on terms mutually negotiated with the Lessor or purchase the leased assets under conditions specified in the lease agreements. If the purchase options are not exercised or the leases are not extended,

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

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

     Commitments under capital leases were not significant to the accompanying financial statements. Total rental expense for continuing operations for the years 1998, 1997, and 1996, was $163 million, $163 million, and $179 million, respectively, including minimum rentals under non-cancelable operating leases of $139 million, $155 million, and $151 million for the corresponding periods.

     Certain of Tenneco Packaging Inc.'s various lease agreements, all related to the containerboard business, require that it complies with certain covenants and restrictions, including financial ratios that, among other things, place limitations on incurring additional "funded debt" as defined by the agreements. Under the provisions of the timber lease agreements, and subsequent amendments, in order to incur funded debt, Tenneco Packaging Inc. must maintain a pre-tax cash flow coverage ratio, as defined, on a cumulative four quarter basis of a minimum of 1.75, 2.00, and 1.25 at December 31, 1998, 1997, and 1996,
respectively. Tenneco Packaging Inc. was in compliance with all of its covenants at December 31, 1998.

  Litigation

     Tenneco Inc. and Newport News have received letters from the Defense Contract Audit Agency (the "DCAA"), inquiring about certain aspects of the Distributions, including the disposition of the Tenneco Inc. Retirement Plan ("TRP"), which covers salaried employees of Newport News and other Tenneco divisions and the 1986 asset valuation for the TRP and its cost accounting treatment. On January 15, 1999, Newport News entered into a settlement agreement with the Federal Government regarding the TRP. Tenneco agreed to pay Newport News $14.5 million with respect to this and other matters. This payment had no material impact on Tenneco's financial position or results of operations.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                    CUMULATIVE
                                                INCOME BEFORE                       EFFECT OF
                                                  INTEREST           INCOME         CHANGE IN
                                    NET SALES     EXPENSE,      BEFORE CUMULATIVE   ACCOUNTING
                                       AND      INCOME TAXES,   EFFECT OF CHANGE    PRINCIPLE,
                                    OPERATING   AND MINORITY      IN ACCOUNTING       NET OF     NET INCOME
             QUARTER                REVENUES      INTEREST          PRINCIPLE       INCOME TAX     (LOSS)
             -------                ---------   -------------   -----------------   ----------   ----------
                                                                  (MILLIONS)
1998
  1st.............................   $1,809         $186              $ 75            $  --         $ 75
  2nd.............................    1,996          276               137               --          137
  3rd.............................    1,915          206               103               --          103
  4th.............................    1,877          (27)              (60)              --          (60)
                                     ------         ----              ----            -----         ----
                                     $7,597         $641              $255            $  --         $255
                                     ======         ====              ====            =====         ====
1997
  1st.............................   $1,629         $159              $ 76            $  --         $ 76
  2nd.............................    1,892          212               104               --          104
  3rd.............................    1,831          226               105               --          105
  4th.............................    1,868          167                76              (46)          30
                                     ------         ----              ----            -----         ----
                                     $7,220         $764              $361            $ (46)        $315
                                     ======         ====              ====            =====         ====

                                                           BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                                                          -------------------------------------------------
                                                                                 CUMULATIVE
                                                          BEFORE CUMULATIVE      EFFECT OF
                                                          EFFECT OF CHANGE       CHANGE IN
                                                            IN ACCOUNTING        ACCOUNTING      NET INCOME
                       QUARTER                                PRINCIPLE          PRINCIPLE         (LOSS)
                       -------                            -----------------      ----------      ----------
1998
  1st.................................................          $ .44              $  --           $ .44
  2nd.................................................            .81                 --             .81
  3rd.................................................            .62                 --             .62
  4th.................................................           (.36)                --            (.36)
                                                                -----              -----           -----
                                                                $1.52              $  --           $1.52
                                                                =====              =====           =====
1997
  1st.................................................          $ .44              $  --           $ .44
  2nd.................................................            .61                 --             .61
  3rd.................................................            .62                 --             .62
  4th.................................................            .45               (.27)            .18
                                                                -----              -----           -----
                                                                $2.12              $(.27)          $1.85
                                                                =====              =====           =====

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                                                 DILUTED EARNINGS (LOSS) PER SHARE OF
                                                                             COMMON STOCK
                                                                --------------------------------------
                                                                  BEFORE
                                                                CUMULATIVE    CUMULATIVE
                                                                EFFECT OF     EFFECT OF
                                                                CHANGE IN     CHANGE IN
                                                                ACCOUNTING    ACCOUNTING    NET INCOME
                          QUARTER                               PRINCIPLE     PRINCIPLE       (LOSS)
                          -------                               ----------    ----------    ----------
1998
  1st.......................................................      $ .44         $  --         $ .44
  2nd.......................................................        .81            --           .81
  3rd.......................................................        .62            --           .62
  4th.......................................................       (.36)           --          (.36)
                                                                  -----         -----         -----
                                                                  $1.51         $  --         $1.51
                                                                  =====         =====         =====
1997
  1st.......................................................      $ .44         $  --         $ .44
  2nd.......................................................        .61            --           .61
  3rd.......................................................        .62            --           .62
  4th.......................................................        .44          (.27)          .17
                                                                  -----         -----         -----
                                                                  $2.11         $(.27)        $1.84
                                                                  =====         =====         =====

-------------------------
Note: Reference is made to Notes 1, 2, 3, 4 and 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for items affecting quarterly results. The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.
      (The preceding notes are an integral part of the foregoing financial statements.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has been no change in accountants, nor has there been any disagreement on any matter of accounting principles or practices or financial disclosure, which in either case is required to be reported pursuant to this
Item 9.

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report inasmuch as Tenneco Inc. will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Shareowners of Tenneco Inc. to be held on May 11, 1999, at which meeting the shareowners will vote upon the election of directors. The information under the caption "Election of Directors" in such Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
                    FINANCIAL STATEMENTS INCLUDED IN ITEM 8

     See "Index to Financial Statements of Tenneco Inc. and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data."

        INDEX TO FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 14

                                                              PAGE
                                                              ----
Schedules of Tenneco Inc. and Consolidated Subsidiaries --
  Schedule II -- Valuation and qualifying accounts -- three
  years ended December 31, 1998.............................   78
        SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
Schedule I -- Condensed financial information of
  registrant................................................
Schedule III -- Real estate and accumulated depreciation....
Schedule IV -- Mortgage loans on real estate................
Schedule V -- Supplemental information concerning property
  -- casualty insurance operations..........................

                                                                     SCHEDULE II

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                   (MILLIONS)

                  COLUMN A                       COLUMN B           COLUMN C            COLUMN D     COLUMN E
---------------------------------------------    ---------    ---------------------    ----------    --------
                                                                    ADDITIONS
                                                              ---------------------
                                                  BALANCE      CHARGED     CHARGED
                                                    AT           TO           TO                     BALANCE
                                                 BEGINNING    COSTS AND     OTHER                     AT END
                 DESCRIPTION                      OF YEAR     EXPENSES     ACCOUNTS    DEDUCTIONS    OF YEAR
---------------------------------------------    ---------    ---------    --------    ----------    -------
Allowance for Doubtful Accounts and Notes
  Deducted from Assets to Which it Applies:
     Year Ended December 31, 1998............       $35         $ 25         $ 4           $ 9         $55
                                                    ===         ====         ===           ===         ===
     Year Ended December 31, 1997............       $32         $  7         $ 7           $11         $35
                                                    ===         ====         ===           ===         ===
     Year Ended December 31, 1996............       $24         $ 12         $--           $ 4         $32
                                                    ===         ====         ===           ===         ===

                              REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                    EXHIBITS

     The following exhibits are filed with Tenneco Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, or incorporated therein by reference (exhibits designated by an asterisk are filed with the Report; all other exhibits are incorporated by reference):

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 2         --   None.
 3.1(a)    --   Restated Certificate of Incorporation of Tenneco Inc. dated
                December 11, 1996 (incorporated herein by reference from
                Exhibit 3.1(a) of Tenneco Inc.'s Annual Report on Form 10-K
                for the year ended December 31, 1997, File No. 1-12387).
 3.1(b)    --   Certificate of Amendment, dated December 11, 1996
                (incorporated herein by reference from Exhibit 3.1(c) of
                Tenneco Inc.'s Annual Report on Form 10-K for the year ended
                December 31, 1997, File No. 1-12387).
 3.1(c)    --   Certificate of Ownership and Merger, dated July 8, 1997
                (incorporated herein by reference from Exhibit 3.1(d) of
                Tenneco Inc.'s Annual Report on Form 10-K for the year ended
                December 31, 1997, File No. 1-12387).
 3.1(d)    --   Certificate of Designation of Series B Junior Participating
                Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of Tenneco Inc.'s Quarterly
                Report on Form 10-Q for the quarter ended September 30,
                1998, File No. 1-12387).
 3.1(e)    --   Certificate of Elimination of the Series A Participating
                Junior Preferred Stock of Tenneco Inc. dated September 11,
                1998 (incorporated herein by reference from Exhibit 3.1(e)
                of Tenneco Inc.'s Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1998, File No. 1-12387).
 *3.2      --   Amended By-laws of Tenneco Inc.
 4.1       --   Form of Specimen Stock Certificate of Tenneco Inc. Common
                Stock (incorporated herein by reference from Exhibit 4.1 of
                Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-12387).
 4.2       --   Qualified Offer Plan Rights Agreement dated as of September
                9, 1998 by and between Tenneco Inc. and First Chicago Trust
                Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of Tenneco Inc.'s Current Report on Form 8-K dated September 24, 1998, File No. 1-12387).
 4.3(a)    --   Indenture, dated as of November 1, 1996, between Tenneco
                Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
                Bank, as Trustee (incorporated herein by reference from
                Exhibit 4.1 of Tenneco Inc.'s Form S-4, Registration No.
                333-14003).
 4.3(b)    --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
                Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
                Bank, as Trustee (incorporated herein by reference from
                Exhibit 4.3(b) of Tenneco Inc.'s Annual Report on Form 10-K
                for the year ended December 31, 1996, File No. 1-12387).
 4.3(c)    --   Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
                Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
                Bank, as Trustee (incorporated herein by reference from
                Exhibit 4.3(c) of Tenneco Inc.'s Annual Report on Form 10-K
                for the year ended December 31, 1996, File No. 1-12387).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 4.3(d)    --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
                Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
                Bank, as Trustee (incorporated herein by reference from
                Exhibit 4.3(d) of Tenneco Inc.'s Annual Report on Form 10-K
                for the year ended December 31, 1996, File No. 1-12387).
 4.3(e)    --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
                Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
                Bank, as Trustee (incorporated herein by reference from
                Exhibit 4.3(e) of Tenneco Inc.'s Annual Report on Form 10-K
                for the year ended December 31, 1996, File No. 1-12387).
 4.3(f)    --   Fifth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
                Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
                Bank, as Trustee (incorporated herein by reference from
                Exhibit 4.3(f) of Tenneco Inc.'s Annual Report on Form 10-K
                for the year ended December 31, 1996, File No. 1-12387).
 4.3(g)    --   Sixth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
                Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
                Bank, as Trustee (incorporated herein by reference from
                Exhibit 4.3(g) of Tenneco Inc.'s Annual Report on Form 10-K
                for the year ended December 31, 1996, File No. 1-12387).
 4.3(h)    --   Seventh Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
                Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
                Bank, as Trustee (incorporated herein by reference from
                Exhibit 4.3(h) of Tenneco Inc.'s Annual Report on Form 10-K
                for the year ended December 31, 1996, File No. 1-12387).
 4.3(i)    --   Eighth Supplemental Indenture, dated as of April 28, 1997, to Indenture, dated as of November 1, 1996, between Tenneco
                Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
                Bank, as Trustee (incorporated herein by reference from
                Exhibit 4.1 of Tenneco Inc.'s Current Report on Form 8-K
                dated April 23, 1997, File No. 1-12387).
 4.3(j)    --   Ninth Supplemental Indenture, dated as of April 28, 1997, to
                Indenture, dated as of November 1, 1996, between Tenneco
                Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
                Bank, as Trustee (incorporated herein by reference from
                Exhibit 4.2 of Tenneco Inc.'s Current Report on Form 8-K
                dated April 23, 1997, File No. 1-12387).
 4.3(k)    --   Tenth Supplemental Indenture, dated as of July 16, 1997, to
                Indenture, dated as of November 1, 1996, between Tenneco
                Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
                Bank, as Trustee (incorporated herein by reference from
                Exhibit 4.1 of Tenneco Inc.'s Current Report on Form 8-K
                dated June 11, 1997, File No. 1-12387).
 *4.3(l)   --   Registration Rights Agreement dated as of August 28, 1998 by and between Tenneco Inc. and Dana G. Mead, Theodore R.
                Tetzlaff, Paul T. Stecko and Robert T. Blakely, not
                individually but solely as trustees under that certain
                Tenneco Inc. Rabbi Trust dated as of August 28, 1998.
 9         --   None.
10.1       --   Distribution Agreement, dated November 1, 1996, by and among
                El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                Tenneco Inc. (formerly New Tenneco Inc.), and Newport News
                Shipbuilding Inc. (incorporated herein by reference from
                Exhibit 2 of Tenneco Inc.'s Form 10, File No. 1-12387).
10.2       --   Amendment No. 1 to Distribution Agreement, dated as of
                December 11, 1996, by and among El Paso Tennessee Pipeline
                Co. (formerly Tenneco Inc.), Tenneco Inc. (formerly New
                Tenneco Inc.), and Newport News Shipbuilding Inc.
                (incorporated herein by reference from Exhibit 10.2 of
                Tenneco Inc.'s Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
10.3       --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                Tenneco Inc.), Tenneco Inc. (formerly New Tenneco Inc.), and
                Newport News Shipbuilding Inc. (incorporated herein by
                reference from Exhibit 10.3 of Tenneco Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, File No.
                1-12387).
10.4       --   Benefits Agreement, dated December 11, 1996, by and among El
                Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), Tenneco
                Inc. (formerly New Tenneco Inc.), and Newport News
                Shipbuilding Inc. (incorporated herein by reference from
                Exhibit 10.4 of Tenneco Inc.'s Annual Report on Form 10-K
                for the year ended December 31, 1996, File No. 1-12387).
10.5       --   Insurance Agreement, dated December 11, 1996, by and among
                El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                Tenneco Inc. (formerly New Tenneco Inc.), and Newport News
                Shipbuilding Inc. (incorporated herein by reference from
                Exhibit 10.5 of Tenneco Inc.'s Annual Report on Form 10-K
                for the year ended December 31, 1996, File No. 1-12387).
10.6       --   Tax Sharing Agreement, dated December 11, 1996, by and among
                El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                Newport News Shipbuilding Inc., Tenneco Inc. (formerly New
                Tenneco Inc.), and El Paso Natural Gas Company (incorporated herein by reference from Exhibit 10.6 of Tenneco Inc.'s
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
10.7       --   First Amendment to Tax Sharing Agreement, dated as of
                December 11, 1996 among El Paso Tennessee Pipeline Co.
                (formerly Tenneco Inc.), Tenneco Inc. (formerly New Tenneco
                Inc.) and Newport News Shipbuilding Inc. (incorporated
                herein by reference from Exhibit 10.7 of Tenneco Inc.'s
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
10.8       --   Transition Services Agreement, dated June 19, 1996, by and among, Tenneco Business Services, Inc., El Paso Tennessee
                Pipeline Co. (formerly Tenneco Inc.) and El Paso Natural Gas
                Company (incorporated herein by reference from Exhibit 10.8 of Tenneco Inc.'s Annual Report on Form 10-K for the year
                ended December 31, 1996, File No. 1-12387).
10.9       --   Trademark Transition License Agreement, dated December 11,
                1996, by and between Newport News Shipbuilding Inc. and
                Tenneco Inc. (formerly New Tenneco Inc.) (incorporated
                herein by reference from Exhibit 10.9 of Tenneco Inc.'s
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
10.10      --   Trademark Transition License Agreement, dated December 11,
                1996, by and between Tenneco Inc. (formerly New Tenneco
                Inc.) and El Paso Tennessee Pipeline Co. (formerly Tenneco
                Inc.) (incorporated herein by reference from Exhibit 10.10 of Tenneco Inc.'s Annual Report on Form 10-K for the year
                ended December 31, 1996, File No. 1-12387).
10.11      --   1997 Tenneco Inc. Board of Directors Deferred Compensation
                Plan (incorporated herein by reference from Exhibit 10.11 of
                Tenneco Inc.'s Annual Report on Form 10-K for the year ended
                December 31, 1997, File No. 1-12387).
10.12      --   Executive Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.12 of Tenneco Inc.'s Annual
                Report on Form 10-K for the year ended December 31, 1997,
                File No. 1-12387).
10.13      --   Tenneco Inc. Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.13 of Tenneco Inc.'s Annual
                Report on Form 10-K for the year ended December 31, 1997,
                File No. 1-12387).
*10.14     --   Amended and Restated Tenneco Inc. Supplemental Executive
                Retirement Plan.
10.15      --   Amended and Restated Tenneco Inc. Change in Control
                Severance Benefit Plan for Key Executives (incorporated
                herein by reference from Exhibit 10.16 of Tenneco's Form 10,
                File No. 1-12387).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
10.16      --   Amended and Restated Tenneco Benefits Protection Trust
                (incorporated herein by reference from Exhibit 10.17 of
                Tenneco's Form 10, File No. 1-12387).
10.17      --   Employment Agreement, dated March 12, 1992 between Dana G.
                Mead and Tenneco Inc. (incorporated herein by reference from
                Exhibit 10.19 of Tenneco's Form 10, File No. 1-12387).
10.18      --   Employment Agreement, dated December 3, 1993 between Paul T.
                Stecko and Tenneco Packaging Inc. (incorporated herein by
                reference from Exhibit 10.20 of Tenneco's Form 10, File No.
                1-12387).
10.19      --   Agreement, dated September 9, 1992 between Theodore R.
                Tetzlaff and Tenneco Inc. (incorporated herein by reference from Exhibit 10.21 of Tenneco's Form 10, File No. 1-12387).
10.20      --   1996 Tenneco Inc. Stock Ownership Plan, as amended
                (incorporated herein by reference from Exhibit 10.11 of
                Tenneco Inc.'s Annual Report on Form 10-K for the year ended
                December 31, 1997, File No. 1-12387).
10.21      --   Release Agreement dated July 6, 1998 between Stacy S. Dick,
                Pamela Dick and Tenneco Management Company (incorporated
                herein by reference from Exhibit 10.22 of Tenneco's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                1998, File No. 1-12387).
10.22      --   Amended and Restated Mill I Lease, dated as of November 4,
                1996, between Credit Suisse Leasing 92A, L.P. and Tenneco
                Packaging Inc. (incorporated herein by reference from
                Exhibit 10.28 of Tenneco Inc.'s Annual Report on Form 10-K
                for the year ended December 31, 1996, File No. 1-12387).
10.23      --   Amended and Restated Mill II Lease, dated as of November 4,
                1996, between Credit Suisse Leasing 92A, L.P. and Tenneco
                Packaging Inc. (incorporated herein by reference from
                Exhibit 10.28 of Tenneco Inc.'s Annual Report on Form 10-K
                for the year ended December 31, 1996, File No. 1-12387).
10.24      --   Timberland Lease, dated January 31, 1991, by and between
                Four States Timber Venture and Packaging Corporation of
                America, as amended (incorporated herein by reference from
                Exhibit 10.26 of Tenneco Inc.'s Annual Report on Form 10-K
                for the year ended December 31, 1997, File No. 1-12387).
10.25      --   Professional Services Agreement, dated August 22, 1996, by and between Tenneco Business Services Inc. and Newport News
                Shipbuilding Inc. (incorporated herein by reference from
                Exhibit 10.28 of Tenneco Inc.'s Form 10, File No. 1-12387).
10.26      --   Tenneco Inc. Rabbi Trust (incorporated herein by reference from Exhibit 10.22 of Tenneco Inc.'s Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1998, File No.
                1-12387).
10.27      --   Letter Agreement dated September 24, 1998 between Robert T.
                Blakely and Tenneco Inc. (incorporated herein by reference from Exhibit 10.23 of Tenneco Inc.'s Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1998, File No.
                1-12387).
*10.28     --   Letter Agreement dated September 24, 1998 between John J.
                Castellani and Tenneco Inc.
10.29      --   Tenneco Benefits Protection Trust Appointment of Successor
                Trustee dated September 28, 1998 (incorporated herein by
                reference from Exhibit 10.24 of Tenneco Inc.'s Quarterly
                Report on Form 10-Q for the quarter ended September 30,
                1998, File No. 1-12387).
*10.30     --   Contribution Agreement, dated as of January 25, 1999, among
                Tenneco Packaging Inc., PCA Holdings LLC, and Packaging
                Corporation of America.
11         --   None.
*12        --   Computation of Ratio of Earnings to Fixed Charges.
13         --   None.
16         --   None.

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
18         --   None.
*21        --   Subsidiaries of Tenneco Inc.
22         --   None.
*23        --   Consent of Arthur Andersen LLP.
*24        --   Powers of Attorney of the following directors of Tenneco
                  Inc.:
                  Mark Andrews
                  W. Michael Blumenthal
                  Larry D. Brady
                  M. Kathryn Eickhoff
                  Henry U. Harris, Jr.
                  Belton K. Johnson
                  Sir David Plastow
                  Roger B. Porter
                  Paul T. Stecko
                  William L. Weiss
                  Clifton R. Wharton, Jr.
*27        --   Financial Data Schedule, 12/31/98.
28         --   None.
99         --   None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Tenneco Inc.

                                          By        /s/ DANA G. MEAD

                                            ------------------------------------
                                                        Dana G. Mead
                                            Chairman and Chief Executive Officer

Date: March 10, 1999

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

                       SIGNATURE                                         TITLE                 DATE
                       ---------                                         -----                 ----
                    /s/ DANA G. MEAD                           Principal Executive        March 10, 1999
--------------------------------------------------------       Officer and Director
                      Dana G. Mead

                 /s/ ROBERT T. BLAKELY                         Principal Financial and    March 10, 1999
--------------------------------------------------------       Accounting Officer
                   Robert T. Blakely

          Mark Andrews, W. Michael Blumenthal,                 Directors                  March 10, 1999
          Larry D. Brady, M. Kathryn Eickhoff,
        Henry U. Harris, Jr., Belton K. Johnson,
          Sir David Plastow, Roger B. Porter,
           Paul T. Stecko, William L. Weiss,
                Clifton R. Wharton, Jr.

              By: /s/ THEODORE R. TETZLAFF
    -----------------------------------------------
                  Theodore R. Tetzlaff
                    Attorney-in-fact