Form 10-Q
period 1999-03-31
TENNECO INC /DE
filed 1999-05-17
CIK 1024725

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     Common Stock, par value $.01 per share: 170,065,620 shares as of March 31, 1999.

================================================================================

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I--FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
     Tenneco Inc. and Consolidated Subsidiaries--
          Statements of Income..............................      2
          Statements of Cash Flows..........................      3
          Balance Sheets....................................      4
          Statements of Changes in Shareowners' Equity......      5
          Statements of Comprehensive Income................      6
          Notes to Financial Statements.....................      7
     Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations.........     12
     Item 3. Quantitative and Qualitative Disclosures About
      Market Risk...........................................      *
PART II--OTHER INFORMATION
     Item 1. Legal Proceedings..............................      *
     Item 2. Changes in Securities..........................      *
     Item 3. Defaults Upon Senior Securities................      *
     Item 4. Submission of Matters to a Vote of Security
      Holders...............................................      *
     Item 5. Other Information..............................      *
     Item 6. Exhibits and Reports on Form 8-K...............     20

------------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                 CAUTIONARY STATEMENT AND "SAFE HARBOR" OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q contains forward-looking statements regarding: (i) strategic alternatives, including the expected timing and tax-free nature of the spin-off and the packaging and automotive companies after the spin-off; (ii) the restructuring plan; (iii) the outlook of the automotive and specialty packaging businesses; (iv) capital resources; and (v) the Year 2000 issue (relating to potential equipment and computer failures by or at the change in the century). See "Strategic Alternatives Analysis," "Restructuring and Other Charges," "Outlook," "Liquidity and Capital
Resources -- Capitalization," and "Year 2000" under "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements are based on the current expectations of Tenneco (as defined below). Because forward-looking statements involve risks and uncertainties, the plans, actions and actual results could differ materially. Among the factors that could cause plans, actions and results to differ materially from current expectations are: (i) the general economic, political and competitive conditions in markets and countries where Tenneco operates, including currency fluctuations and other risks associated with operating in foreign countries and changes in distribution channels: (ii) governmental actions, including the ability to receive regulatory approvals and the timing of such approvals; (iii) changes in capital availability or costs; (iv) results of analysis regarding strategic alternatives; (v) changes in consumer demand and prices, including decreases in demand for Tenneco products and its customers' products and the resulting negative impact on revenues and margins from such products; (vi) the cost of compliance with changes in regulations, including environmental regulations; (vii) workforce factors such as strikes or labor interruptions; (viii) material substitutions or increases in the costs of raw materials; (ix) Tenneco's ability to integrate operations of acquired businesses quickly and in a cost-effective manner; (x) new technologies; (xi) the ability of Tenneco and those with whom it conducts business to timely resolve the Year 2000 issue, unanticipated costs of, problems with or delays in resolving the Year 2000 issue, and the costs and impacts if the Year 2000 issue is not timely resolved; (xii) changes by the Financial Accounting Standards Board or other accounting regulatory bodies of authoritative generally accepted accounting principles or policies; and (xiii) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond Tenneco's control.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                               (MILLIONS EXCEPT SHARE
                                                               AND PER SHARE AMOUNTS)
REVENUES
    Net sales and operating revenues--
         Automotive.........................................  $       789   $       800
         Specialty Packaging................................          666           630
         Paperboard Packaging...............................          414           402
         Intergroup sales and other.........................          (22)          (23)
                                                              -----------   -----------
                                                                    1,847         1,809
    Other income--
         Gain (loss) on sale of businesses and assets,
           net..............................................         (312)           (6)
         Other income, net..................................            5            15
                                                              -----------   -----------
                                                                    1,540         1,818
                                                              -----------   -----------
COSTS AND EXPENSES
    Cost of sales (exclusive of depreciation shown below)...        1,326         1,268
    Engineering, research, and development..................           19            19
    Selling, general, and administrative....................          257           235
    Depreciation, depletion, and amortization...............          113           110
                                                              -----------   -----------
                                                                    1,715         1,632
                                                              -----------   -----------
INCOME (LOSS) BEFORE INTEREST EXPENSE, INCOME TAXES, AND
  MINORITY INTEREST.........................................         (175)          186
    Interest expense (net of interest capitalized)..........           63            56
    Income tax expense (benefit)............................          (94)           47
    Minority interest.......................................            6             8
                                                              -----------   -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................         (150)           75
Extraordinary loss, net of income tax.......................           (7)           --
                                                              -----------   -----------
Income (loss) before cumulative effect of change in
  accounting principle......................................         (157)           75
Cumulative effect of change in accounting principle, net of
  income tax................................................         (134)           --
                                                              -----------   -----------
NET INCOME (LOSS)...........................................  $      (291)  $        75
                                                              ===========   ===========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding--
    Basic...................................................  166,743,506   169,542,371
    Diluted.................................................  167,180,597   170,065,712
Basic earnings (loss) per share of common stock--
    Continuing operations...................................  $      (.90)  $       .44
    Extraordinary loss......................................         (.04)           --
    Cumulative effect of change in accounting principle.....         (.80)           --
                                                              -----------   -----------
                                                              $     (1.74)  $       .44
                                                              ===========   ===========
Diluted earnings (loss) per share of common stock--
    Continuing operations...................................  $      (.90)  $       .44
    Extraordinary loss......................................         (.04)           --
    Cumulative effect of change in accounting principle.....         (.80)           --
                                                              -----------   -----------
                                                              $     (1.74)  $       .44
                                                              ===========   ===========
Cash dividends per share of common stock....................  $       .30   $       .30
                                                              ===========   ===========

  The accompanying notes to financial statements are an integral part of these statements of income.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              1999    1998
                                                              -----   -----
                                                               (MILLIONS)
OPERATING ACTIVITIES
Income (loss) from continuing operations....................  $(150)  $  75
Adjustments to reconcile income (loss) from continuing
  operations to cash provided (used) by operating
  activities--
     Depreciation, depletion, and amortization..............    113     110
     Deferred income taxes..................................   (105)     30
     (Gain) loss on sale of businesses and assets, net......    312       6
     Changes in components of working capital--
          (Increase) decrease in receivables................   (118)    (87)
          (Increase) decrease in inventories................    (65)    (51)
          (Increase) decrease in prepayments and other
           current assets...................................      6     (12)
          Increase (decrease) in payables...................     42     (36)
          Increase (decrease) in taxes accrued..............      2       3
          Increase (decrease) in interest accrued...........     31      30
          Increase (decrease) in other current
           liabilities......................................    (58)    (40)
     Other..................................................    (61)    (62)
                                                              -----   -----
Net cash provided (used) by operating activities............    (51)    (34)
                                                              -----   -----
INVESTING ACTIVITIES
Net proceeds from sale of assets............................      8       1
Expenditures for plant, property, and equipment.............    (84)   (102)
Acquisition of businesses...................................     (5)     --
Investments and other.......................................      4      (5)
                                                              -----   -----
Net cash provided (used) by investing activities............    (77)   (106)
                                                              -----   -----
FINANCING ACTIVITIES
Issuance of common and treasury shares......................     12      13
Purchase of common stock....................................     (4)    (11)
Issuance of long-term debt..................................     --       3
Retirement of long-term debt................................    (29)     (3)
Net increase (decrease) in short-term debt excluding current
  maturities on long-term debt..............................    204     177
Dividends (common)..........................................    (51)    (51)
                                                              -----   -----
Net cash provided (used) by financing activities............    132     128
                                                              -----   -----
Effect of foreign exchange rate changes on cash and
  temporary cash investments................................     (2)     --
                                                              -----   -----
Increase (decrease) in cash and temporary cash
  investments...............................................      2     (12)
Cash and temporary cash investments, January 1..............     36      41
                                                              -----   -----
Cash and temporary cash investments, March 31 (Note)........  $  38   $  29
                                                              =====   =====
Cash paid during the period for interest....................  $  37   $  31
Cash paid during the period for income taxes (net of
  refunds)..................................................  $  17   $  17

------------
Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                                MARCH 31,    DECEMBER 31,    MARCH 31,
                                                                ---------    ------------    ---------
                                                                  1999           1998          1998
                                                                ---------    ------------    ---------
                                                                              (MILLIONS)
                           ASSETS
Current assets:
    Cash and temporary cash investments.....................     $   38         $   36        $   29
    Receivables--
         Customer notes and accounts, net...................        838            773           799
         Income taxes.......................................         18             18            60
         Other..............................................        110             73            24
    Inventories--
         Finished goods.....................................        538            484           494
         Work in process....................................        141            139           116
         Raw materials......................................        214            226           252
         Materials and supplies.............................        136            139           135
    Deferred income taxes...................................         59             59            70
    Prepayments and other...................................        125            210           294
                                                                 ------         ------        ------
                                                                  2,217          2,157         2,273
                                                                 ------         ------        ------
Other assets:
    Long-term notes receivable, net.........................         47             46            47
    Goodwill and intangibles, net...........................      1,521          1,613         1,593
    Deferred income taxes...................................         46             37            53
    Pension assets..........................................        871            843           771
    Other...................................................        228            467           338
                                                                 ------         ------        ------
                                                                  2,713          3,006         2,802
                                                                 ------         ------        ------
Plant, property, and equipment, at cost.....................      5,718          5,737         5,368
    Less--Reserves for depreciation, depletion, and
      amortization..........................................      2,327          2,109         1,896
                                                                 ------         ------        ------
                                                                  3,391          3,628         3,472
                                                                 ------         ------        ------
                                                                 $8,321         $8,791        $8,547
                                                                 ======         ======        ======
            LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
    Short-term debt (including current maturities on
      long-term debt).......................................     $1,263         $1,071        $  476
    Trade payables..........................................        713            701           682
    Taxes accrued...........................................         59             57            97
    Accrued liabilities.....................................        386            368           323
    Other...................................................        190            190           272
                                                                 ------         ------        ------
                                                                  2,611          2,387         1,850
                                                                 ------         ------        ------
Long-term debt..............................................      2,330          2,360         2,640
                                                                 ------         ------        ------
Deferred income taxes.......................................        475            649           651
                                                                 ------         ------        ------
Postretirement benefits.....................................        294            310           233
                                                                 ------         ------        ------
Deferred credits and other liabilities......................         93            160           223
                                                                 ------         ------        ------
Commitments and contingencies
Minority interest...........................................        422            421           422
                                                                 ------         ------        ------
Shareowners' equity:
    Common stock............................................          2              2             2
    Premium on common stock and other capital surplus.......      2,713          2,710         2,690
    Accumulated other comprehensive income..................       (168)           (91)         (145)
    Retained earnings (accumulated deficit).................       (200)           142           113
                                                                 ------         ------        ------
                                                                  2,347          2,763         2,660
    Less--Shares held as treasury stock, at cost............        251            259           132
                                                                 ------         ------        ------
                                                                  2,096          2,504         2,528
                                                                 ------         ------        ------
                                                                 $8,321         $8,791        $8,547
                                                                 ======         ======        ======

  The accompanying notes to financial statements are an integral part of these balance sheets.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                  (UNAUDITED)

                                                            THREE MONTHS ENDED MARCH 31,
                                                     -------------------------------------------
                                                             1999                   1998
                                                     --------------------   --------------------
                                                       SHARES      AMOUNT     SHARES      AMOUNT
                                                     -----------   ------   -----------   ------
                                                           (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1..................................  173,670,197   $    2   172,569,889   $    2
     Issued pursuant to benefit plans..............      135,983       --       280,146       --
                                                     -----------   ------   -----------   ------
Balance March 31...................................  173,806,180        2   172,850,035        2
                                                     ===========   ------   ===========   ------
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1..................................                 2,710                  2,679
     Premium on common stock issued pursuant to
       benefit plans...............................                     3                     11
                                                                   ------                 ------
Balance March 31...................................                 2,713                  2,690
                                                                   ------                 ------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance January 1..................................                   (91)                  (122)
     Other comprehensive income (loss).............                   (77)                   (23)
                                                                   ------                 ------
Balance March 31...................................                  (168)                  (145)
                                                                   ------                 ------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1..................................                   142                     89
     Net income (loss).............................                  (291)                    75
     Dividends on common stock.....................                   (51)                   (51)
                                                                   ------                 ------
Balance March 31...................................                  (200)                   113
                                                                   ------                 ------
LESS -- COMMON STOCK HELD AS TREASURY STOCK, AT
  COST
Balance January 1..................................    6,757,678      259     2,928,189      120
     Shares acquired...............................        1,060       --       341,500       14
     Shares issued pursuant to benefit and dividend
       reinvestment plans..........................     (213,860)      (8)      (60,688)      (2)
                                                     -----------   ------   -----------   ------
Balance March 31...................................    6,544,878      251     3,209,001      132
                                                     ===========   ------   ===========   ------
     Total.........................................                $2,096                 $2,528
                                                                   ======                 ======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareowners' equity.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                       STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31,
                                           -------------------------------------------------------------
                                                       1999                            1998
                                           -----------------------------   -----------------------------
                                            ACCUMULATED                     ACCUMULATED
                                               OTHER                           OTHER
                                           COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                              INCOME          INCOME          INCOME          INCOME
                                           -------------   -------------   -------------   -------------
                                                                    (MILLIONS)
NET INCOME (LOSS)........................                      $(291)                          $ 75
                                                               -----                           ----
ACCUMULATED OTHER COMPREHENSIVE INCOME
  CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1......................      $ (82)                          $(122)
     Translation of foreign currency
       statements........................        (77)            (77)            (23)           (23)
                                               -----                           -----
  Balance March 31.......................       (159)                           (145)
                                               -----                           -----
  ADDITIONAL MINIMUM PENSION LIABILITY
     ADJUSTMENT
  Balance January 1......................         (9)                             --
     Additional minimum pension liability
       adjustment........................         --              --              --             --
                                               -----                           -----
  Balance March 31.......................         (9)                             --
                                               -----                           -----
Balance March 31.........................      $(168)                          $(145)
                                               =====                           =====
                                                               -----                           ----
Other comprehensive income (loss)........                        (77)                           (23)
                                                               -----                           ----
COMPREHENSIVE INCOME (LOSS)..............                      $(368)                          $ 52
                                                               =====                           ====

      The accompanying notes to financial statements are an integral part of these statements of comprehensive income.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

     (1) In the opinion of Tenneco Inc. (the "Company"), the accompanying unaudited consolidated financial statements of Tenneco Inc. and its consolidated subsidiaries ("Tenneco") contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows, changes in shareowners' equity, and comprehensive income for the periods indicated. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements of Tenneco include all majority-owned subsidiaries of the Company. Investments in 20% to 50% owned companies where the Company has the ability to exert significant influence over operating and financial policies are carried at cost plus equity in undistributed earnings and cumulative translation adjustments since date of acquisition.

     Prior year's financial statements have been reclassified where appropriate to conform to 1999 presentations.

     (2) On July 21, 1998, Tenneco announced that its Board of Directors had authorized management to develop a broad range of strategic alternatives which could result in the separation of the automotive, containerboard packaging, and specialty packaging businesses. As part of that strategic alternatives analysis, on January 26, 1999, Tenneco announced that it had reached an agreement to contribute the containerboard assets of its Paperboard Packaging business to a new joint venture with an affiliate of Madison Dearborn Partners, Inc. Then, on April 29, 1999, Tenneco announced that its Board of Directors had approved the separation of the automotive and specialty packaging businesses into two separate, independent companies.

     The contribution of the containerboard assets to the joint venture was completed on April 12, 1999. Tenneco received cash and debt assumption totaling approximately $2 billion and a 45 percent interest in the joint venture valued at approximately $200 million. These assets represent substantially all of the assets of the Paperboard Packaging segment and include four mills, 67 corrugated products plants, and an ownership or controlling interest in approximately 950,000 acres of timberland. Paperboard Packaging's folding carton business was not included in the transaction. Prior to the transaction, Tenneco Packaging Inc. ("TPI") borrowed approximately $1.8 billion and used approximately $1.2 billion to acquire assets used by the containerboard business pursuant to operating leases and timber cutting rights and to purchase containerboard business accounts receivable that had previously been sold to a third party. The remainder of the borrowings was remitted to Tenneco and used for debt reduction. TPI then contributed the containerboard business assets (subject to the new indebtedness and the containerboard business liabilities) to the joint venture in exchange for $247 million in cash and the 45 percent common equity interest in the joint venture. As a result of the sale transaction, Tenneco recognized a pre-tax loss of $293 million, $178 million after-tax or $1.07 per diluted common share in the first quarter of 1999. Tenneco will account for its remaining interest in the containerboard business on the equity method of accounting. Tenneco's carrying amount of the containerboard assets to be contributed to the joint venture was approximately $1.1 billion at March 31, 1999.

     On April 20, 1999, Tenneco announced that it had reached an agreement to sell its folding carton business to Caraustar Industries. This transaction is expected to close in the second quarter of 1999.

     The separation of the automotive and packaging businesses will be completed by the distribution of the common stock of Tenneco Packaging, which will be composed of the Specialty Packaging segment and the 45 percent common equity interest in the containerboard joint venture, to the holders of Tenneco common stock. Upon the completion of the distribution of Tenneco Packaging, current owners of Tenneco common stock will own common equity securities of Tenneco Packaging and of Tenneco, which will then own the assets and liabilities of Tenneco's automotive business. Tenneco is currently analyzing the alternatives regarding its shared administrative services operations as well as other details regarding the structure of the new companies.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     Prior to the distribution of Tenneco Packaging, Tenneco intends to realign its existing debt. As part of the debt realignment, debt in the new Packaging company may be offered in exchange for certain issues of Tenneco debt. Tenneco will initiate tender offers for Tenneco debt for which an offer of exchange has not been made by the new Packaging company. While the details of the debt realignment continue to be developed, Tenneco currently expects that, subject to discussions with debt rating agencies, the debt of the new Packaging company will be rated investment grade and the debt of the automotive company will be rated non-investment grade.

     Tenneco has requested a favorable ruling from the Internal Revenue Service on the tax-free nature of the spin-off. The distribution of the Packaging company to Tenneco shareowners is subject to certain conditions, including a favorable determination that the distribution will be tax-free for federal income tax purposes and the successful completion of the realignment of Tenneco's debt.

     (3) In the fourth quarter of 1998, Tenneco's Board of Directors approved an extensive restructuring plan designed to reduce administrative and operational overhead costs in every part of Tenneco's business. The Company recorded a pre-tax charge of $100 million, $64 million after-tax or $.38 per diluted common share. Of the pre-tax charge, for operational restructuring actions, $36 million related to the consolidation of the manufacturing and distribution operations of Automotive's North American aftermarket business and $10 million each was recorded in the Specialty Packaging and Paperboard Packaging businesses. The staff and related cost reduction plan, which covers employees in both the operating units and at corporate, is expected to cost $44 million.

     The Automotive aftermarket restructuring involves closing two plant locations and five distribution centers, with the elimination of 302 positions at those locations. The Paperboard Packaging restructuring plan involves closing four box plants and the elimination of 78 positions at those plants. The Specialty Packaging restructuring plan involves the elimination of production lines at two plants and the closure of one plant. Additionally, Specialty Packaging will exit four joint ventures. These actions involve the elimination of 104 positions. The staff and related cost reduction plan involves the elimination of 834 administrative positions in Tenneco's three business units and its corporate operations.

     The fixed assets at the locations to be closed and for the production lines to be eliminated, as well as the joint venture investments, were written down to their estimated fair value. No significant cash proceeds are expected to be received from the ultimate disposal of these assets.

     As of March 31, 1999, approximately 930 employees have been terminated pursuant to the restructuring plan. The restructuring is being executed according to the Company's initial plan and all restructuring actions are expected to be complete by the fourth quarter of 1999. During the first quarter of 1999, the Automotive aftermarket business closed one plant location and four distribution centers. The Paperboard Packaging business closed three box plants and the Specialty Packaging business has closed one plant.

     In the first quarter of 1999, in connection with the sale of the containerboard assets, Tenneco adopted a plan to realign its headquarters functions. This plan involves the severance of approximately 40 employees, and the closing of the Greenwich, Connecticut, headquarters facility. The charge was recorded in Tenneco's "Other" segment in the amount of $29 million pre-tax, $17 million after-tax or $.10 per diluted common share. Assets were written down to net realizable value. Tenneco collected approximately $30 million in the second quarter of 1999 related to the sale of these assets.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     Amounts related to the restructuring plan are shown in the following table:

                                                                     1ST QUARTER 1999
                                                            -----------------------------------
                                        DECEMBER 31, 1998                              CHARGED    BALANCE AT
                                          RESTRUCTURING     RESTRUCTURING     CASH     TO ASSET   MARCH 31,
                                         CHARGE BALANCE        CHARGE       PAYMENTS   ACCOUNTS      1999
                                        -----------------   -------------   --------   --------   ----------
                                                                     (MILLIONS)
Severance.............................         $34               $16          $10        $--         $40
Asset impairments.....................          --                13           --         13          --
Facility exit costs...................           7                --            2         --           5
                                               ---               ---          ---        ---         ---
                                               $41               $29          $12        $13         $45
                                               ===               ===          ===        ===         ===

     (4) Tenneco is a party to various legal proceedings arising from its operations. Tenneco believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position or results of operations.

     (5) Tenneco is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. Tenneco has provided reserves for compliance with these laws and regulations where it is probable that a liability exists and where Tenneco can make a reasonable estimate of the liability. The estimated liabilities recorded are subject to change as more information becomes available regarding the magnitude of possible cleanup costs and the timing, varying costs, and effectiveness of alternative cleanup technologies. However, Tenneco believes that any additional costs which may arise as more information becomes available will not have a material adverse effect on its financial position or results of operations.

     (6) In the first quarter of 1999, Tenneco recorded an extraordinary loss for extinguishment of debt of $7 million (net of a $3 million income tax benefit) or $.04 per diluted common share. The loss related to early retirement of debt in connection with the sale of the containerboard assets.

     (7) In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 1999. Tenneco is currently evaluating the new standard but has not yet determined the impact it will have on its financial position or results of operations.

     In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. The statement requires previously capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Prior to January 1, 1999, Tenneco capitalized certain costs related to start-up activities, primarily engineering costs for new automobile original equipment platforms. Tenneco adopted SOP 98-5 on January 1, 1999, and recorded an after-tax charge for the cumulative effect of this change in accounting principle of $102 million (net of a $50 million tax benefit) or $.61 per diluted common share. The change in accounting principle decreased income (loss) before cumulative effect of change in accounting principle by $2 million (net of a $1 million tax benefit) or

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

$.01 per diluted common share for the three months ended March 31, 1999. If the new accounting method had been applied retroactively, net income for the three months ended March 31, 1998, would have been lower by $7 million (net of a $4 million tax benefit) or $.04 per diluted common share.

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement requires prospective application for fiscal years beginning after December 15, 1998. Tenneco adopted SOP 98-1 on January 1, 1999. The impact of this new standard did not have a significant effect on Tenneco's financial position or results of operations.

     Effective January 1, 1999, Tenneco changed its method of accounting for customer acquisition costs from a deferral method to an expense-as-incurred method. In connection with Tenneco's decision to separate its automotive and specialty packaging businesses into separate public companies, Tenneco determined that a change to an expense-as-incurred method of accounting for automotive aftermarket customer acquisition costs was preferable in order to permit improved comparability of stand-alone financial results with its aftermarket industry competitors. The cumulative effect of the change in accounting principle as of January 1, 1999, was $32 million (net of a $22 million tax benefit) or $.19 per diluted common share and is reflected as a decrease in net income for the three months ended March 31, 1999. The change in accounting principle increased income before cumulative effect of change in accounting principle by $3 million (net of $2 million in income tax expense) or $.02 per diluted common share for the three months ended March 31, 1999. If the new accounting method had been applied retroactively, net income for the three months ended March 31, 1998, would have been lower by $4 million (net of a $3 million tax benefit) or $.02 per diluted common share.

     (8) Earnings (loss) from continuing operations per share of common stock outstanding were computed as follows:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    -----------------------------
                                                       1999              1998
                                                    -----------       -----------
                                                       (MILLIONS EXCEPT SHARE
                                                       AND PER SHARE AMOUNTS)
Basic Earnings (Loss) Per Share--
     Income (loss) from continuing operations.....  $      (150)      $        75
                                                    ===========       ===========
     Average shares of common stock outstanding...  166,743,506       169,542,371
                                                    ===========       ===========
     Earnings (Loss) from continuing operations
       per average share of common stock..........  $      (.90)      $       .44
                                                    ===========       ===========
Diluted Earnings (Loss) Per Share--
     Income (loss) from continuing operations.....  $      (150)      $        75
                                                    ===========       ===========
     Average shares of common stock outstanding...  166,743,506       169,542,371
     Effect of dilutive securities:
          Restricted stock........................       85,202            27,632
          Stock options...........................           --           250,061
          Performance shares......................      351,889           245,648
                                                    -----------       -----------
     Average shares of common stock outstanding
       including dilutive securities..............  167,180,597       170,065,712
                                                    ===========       ===========
     Earnings (loss) from continuing operations
       per average share of common stock..........  $      (.90)      $       .44
                                                    ===========       ===========

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     (9) Tenneco is a global manufacturer with the following major operating segments:

          Automotive -- Manufacture and sale of exhaust and ride control systems for both the original equipment and replacement markets.

          Specialty Packaging -- Manufacture and sale of specialty and protective packaging products for consumer, institutional, and industrial markets.

          Paperboard Packaging -- Manufacture and sale of packaging materials, cartons, and containers for industrial markets. See Note 2 for information regarding the sale of certain assets of the Paperboard Packaging segment.

     Tenneco evaluates business segment operating performance based primarily on income before interest expense, income taxes, and minority interest, exclusive of restructuring charges and other unusual items. Individual operating segments have not been aggregated within these reportable segments.

     Products are transferred between segments on a basis intended to reflect as nearly as possible the "market value" of the products.

     The following table summarizes certain segment information of Tenneco's businesses:

                                                        SEGMENT
                                      --------------------------------------------   RECLASS
                                                   SPECIALTY   PAPERBOARD               &
                                      AUTOMOTIVE   PACKAGING   PACKAGING    OTHER     ELIMS    CONSOLIDATED
                                      ----------   ---------   ----------   ------   -------   ------------
                                                                   (MILLIONS)

AT MARCH 31, 1999, AND FOR THE THREE
  MONTHS THEN ENDED
Revenues from external customers....    $  789      $  666       $  392     $   --    $  --       $1,847
Intersegment revenues...............        --          --           22         --      (22)          --
Income before interest, income
  taxes, and minority interest......        57          83         (275)       (40)      --         (175)
Extraordinary loss..................        --          --           (7)        --       --           (7)
Cumulative effect of change in
  accounting principle..............      (101)        (17)          --        (16)      --         (134)
Total assets (Note).................     2,641       3,022        1,440      1,388     (170)       8,321

AT MARCH 31, 1998, AND FOR THE THREE
  MONTHS THEN ENDED
Revenues from external customers....    $  800      $  630       $  379     $   --    $  --       $1,809
Intersegment revenues...............        --          --           23         --      (23)          --
Income before interest, income
  taxes, and minority interest......        89          74           34        (11)      --          186
Extraordinary loss..................        --          --           --         --       --           --
Cumulative effect of change in
  accounting principle..............        --          --           --         --       --           --
Total assets (Note).................     2,846       3,245        1,432      1,247     (223)       8,547

------------------

Note: The Other segment's total assets includes pension assets retained by Tenneco related to certain employees of Tenneco's discontinued operations.

           The above notes are an integral part of the foregoing financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC ALTERNATIVES ANALYSIS

     On July 21, 1998, Tenneco announced that its Board of Directors had authorized management to develop a broad range of strategic alternatives which could result in the separation of the automotive, containerboard packaging, and specialty packaging businesses. As part of that strategic alternatives analysis, on January 26, 1999, Tenneco announced that it had reached an agreement to contribute the containerboard assets of its Paperboard Packaging business to a new joint venture with an affiliate of Madison Dearborn Partners, Inc. Then, on April 29, 1999, Tenneco announced that its Board of Directors had approved the separation of the automotive and specialty packaging businesses into two separate, independent companies.

     The contribution of the containerboard assets to the joint venture was completed on April 12, 1999. Tenneco received cash and debt assumption totaling approximately $2 billion and a 45 percent interest in the joint venture valued at approximately $200 million. These assets represent substantially all of the assets of the Paperboard Packaging segment and include four mills, 67 corrugated products plants, and an ownership or controlling interest in approximately 950,000 acres of timberland. Paperboard Packaging's folding carton business was not included in the transaction. Prior to the transaction, Tenneco Packaging Inc. ("TPI") borrowed approximately $1.8 billion and used approximately $1.2 billion to acquire assets used by the containerboard business pursuant to operating leases and timber cutting rights and to purchase containerboard business accounts receivable that had previously been sold to a third party. The remainder of the borrowings was remitted to Tenneco and used for debt reduction. TPI then contributed the containerboard business assets (subject to the new indebtedness and the containerboard business liabilities) to the joint venture in exchange for $247 million in cash and the 45 percent common equity interest in the joint venture. As a result of the sale transaction, Tenneco recognized a pre-tax loss of $293 million, $178 million after-tax or $1.07 per diluted common share in the first quarter of 1999. Tenneco will account for its remaining interest in the containerboard business on the equity method of accounting. Tenneco's carrying amount of the containerboard assets to be contributed to the joint venture was approximately $1.1 billion at March 31, 1999.

     On April 20, 1999, Tenneco announced that it had reached an agreement to sell its folding carton business to Caraustar Industries. This transaction is expected to close in the second quarter of 1999.

     The separation of the automotive and packaging businesses will be completed by the distribution of the common stock of Tenneco Packaging, which will be composed of the Specialty Packaging segment and the 45 percent common equity interest in the containerboard joint venture, to the holders of Tenneco common stock. Upon the completion of the distribution of Tenneco Packaging, current owners of Tenneco common stock will own common equity securities of Tenneco Packaging and of Tenneco, which will then own the assets and liabilities of Tenneco's automotive business. Tenneco is currently analyzing the alternatives regarding its shared administrative services operations as well as other details regarding the structure of the new companies.

     Prior to the distribution of Tenneco Packaging, Tenneco intends to realign its existing debt. As part of the debt realignment, debt in the new Packaging company may be offered in exchange for certain issues of Tenneco debt. Tenneco will initiate tender offers for Tenneco debt for which an offer of exchange has not been made by the new Packaging company. While the details of the debt realignment continue to be developed, Tenneco currently expects that, subject to discussions with debt rating agencies, the debt of the new Packaging company will be rated investment grade and the debt of the automotive company will be rated non-investment grade.

     Tenneco has requested a favorable ruling from the Internal Revenue Service on the tax-free nature of the spin-off. The distribution of the Packaging company to Tenneco shareowners is subject to certain conditions, including a favorable determination that the distribution will be tax-free for federal income tax purposes and the successful completion of the realignment of Tenneco's debt.

RESULTS OF CONTINUING OPERATIONS

NET SALES AND OPERATING REVENUES

                                                               FIRST QUARTER
                                                        ----------------------------
                                                         1999      1998     % CHANGE
                                                        ------    ------    --------
                                                           (MILLIONS)
Automotive..........................................    $  789    $  800       (1)%
Specialty Packaging.................................       666       630        6
Paperboard Packaging................................       414       402        3
Intergroup sales and other..........................       (22)      (23)      NM
                                                        ------    ------
                                                        $1,847    $1,809        2%
                                                        ======    ======

     Tenneco Automotive's global revenue was $789 million for the first quarter of 1999, a 1 percent decrease from the $800 million recorded in the 1998 first quarter.

     Original equipment revenue increased 8 percent versus the prior year's quarter. Increases were achieved in North America, Europe and Asia/Pacific of $20 million, $25 million and $1 million, respectively as Tenneco Automotive continued to place its products on many of the world's best selling vehicles, including the top 10 selling light trucks and sport utility vehicles in North America. Revenue in South America declined by $7 million primarily as a result of troubled economic conditions in Brazil and Argentina and a currency devaluation in Brazil.

     Worldwide aftermarket revenues declined by $50 million compared to the previous year's first quarter. Decreases of $34 million in North America and $9 million in Europe were primarily attributable to overall softness during the quarter while North America was further impacted by a reduction in customer incentive programs. The decline of $7 million in South America was primarily attributable to the economic conditions in Brazil and Argentina and the currency devaluation in Brazil noted above.

     Specialty Packaging experienced a 6 percent increase in revenue over last year's first quarter. Of the increase, approximately three-fourths was attributable to acquisitions including Richter Manufacturing, in May 1998. Other factors driving the revenue increase were an 11 percent increase in foodservice packaging volume, a 12 percent increase in unit volume of Hefty(R) products, and a 15 percent increase in protective packaging sales.

     Paperboard Packaging revenue increased by $12 million or 3 percent as a 9 percent increase in volume of corrugated product shipments offset a 2 percent decline in mill volume, and 9 percent and 17 percent declines in linerboard and medium pricing, respectively.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST (OPERATING INCOME)

RESTRUCTURING AND OTHER CHARGES

     In the fourth quarter of 1998, Tenneco's Board of Directors approved an extensive restructuring plan designed to reduce administrative and operational overhead costs in every part of Tenneco's business. The Company recorded a pre-tax charge of $100 million, $64 million after-tax or $.38 per diluted common share. Of the pre-tax charge, for operational restructuring actions, $36 million related to the consolidation of the manufacturing and distribution operations of Automotive's North American aftermarket business and $10 million each was recorded in the Specialty Packaging and Paperboard Packaging businesses. The staff and related costs reduction plan, which covers employees in both the operating units and at corporate, is expected to cost $44 million.

     The Automotive aftermarket restructuring involves closing two plant locations and five distribution centers, with the elimination of 302 positions at those locations. The Paperboard Packaging restructuring plan involves closing four box plants and the elimination of 78 positions at those plants. The Specialty Packaging restructuring plan involves the elimination of production lines at two plants and the closure of one plant. Additionally, Specialty Packaging will exit four joint ventures. These actions involve the elimination of

104 positions. The staff and related cost reduction plan involves the elimination of 834 administrative positions in Tenneco's three business units and its corporate operations.

     The fixed assets at the locations to be closed and for the production lines to be eliminated, as well as the joint venture investments, were written down to their estimated fair value. No significant cash proceeds are expected to be received from the ultimate disposal of these assets.

     As of March 31, 1999, approximately 930 employees have been terminated pursuant to the restructuring plan. The restructuring is being executed according to the Company's initial plan and all restructuring actions are expected to be complete by the fourth quarter of 1999. During the first quarter of 1999, the Automotive aftermarket business closed one plant location and four distribution centers. The Paperboard Packaging business closed three box plants and the Specialty Packaging business has closed one plant.

     In the first quarter of 1999, in connection with the sale of the containerboard assets, Tenneco adopted a plan to realign its headquarters functions. This plan involves the severance of approximately 40 employees, and the closing of the Greenwich, Connecticut, headquarters facility. The charge was recorded in Tenneco's "Other" segment in the amount of $29 million pre-tax, $17 million after-tax or $.10 per diluted common share. Assets were written down to net realizable value. Tenneco collected approximately $30 million in the second quarter of 1999 related to the sale of these assets.

     Amounts related to the restructuring plan are shown in the following table:

                                                                            1ST QUARTER 1999
                                                                  -------------------------------------
                                             DECEMBER 31, 1998                                 CHARGED     BALANCE AT
                                               RESTRUCTURING      RESTRUCTURING      CASH      TO ASSET    MARCH 31,
                                              CHARGE BALANCE         CHARGE        PAYMENTS    ACCOUNTS       1999
                                             -----------------    -------------    --------    --------    ----------
                                                                            (MILLIONS)
Severance................................           $34                $16           $10         $--          $40
Asset impairments........................            --                 13            --          13           --
Facility exit costs......................             7                 --             2          --            5
                                                    ---                ---           ---         ---          ---
                                                    $41                $29           $12         $13          $45
                                                    ===                ===           ===         ===          ===

OPERATING INCOME

     As noted in Strategic Alternatives Analysis and Restructuring and Other Charges above, Tenneco recorded a charge of $293 million in this year's quarter attributable to a loss on the sale of the Containerboard business. In addition, Tenneco recorded a $29 million charge for the cost of realigning Tenneco's headquarters function. Excluding these charges, Tenneco's operating income was, as follows:

                                                                FIRST QUARTER
                                                           ------------------------
                                                           1999    1998    % CHANGE
                                                           ----    ----    --------
                                                            (MILLIONS)
Automotive.............................................    $ 57    $ 89      (36)%
Specialty Packaging....................................      83      74       12
Paperboard Packaging...................................      18      34      (47)
Other..................................................     (11)    (11)      --
                                                           ----    ----
                                                           $147    $186      (21)%
                                                           ====    ====

     Automotive's operating income was $32 million lower for 1999's first quarter than for the comparable period of 1998. Original equipment operating income was down 24 percent from last year's quarter. Higher costs related to a first quarter 1999 change in accounting for platform start-up costs from a capitalization to an expense basis and unfavorable currency impacts each lowered income by $4 million. The balance of the decline in OE income was attributable to pricing actions and product mix.

     Aftermarket operating income declined by 53 percent compared to 1998's first quarter. The reduction in income was attributable to the lower level of revenue as discussed above.

     Specialty Packaging's operating income increased by $9 million versus the prior year quarter due to favorable volume of foodservice packaging, Hefty(R) products and protective packaging sales as discussed above. The 1998 acquisitions of Richter Manufacturing and Sentinel which were completed in May and December, respectively, contributed $3 million, which was offset by Year 2000 and systems implementation costs.

     Operating income for Paperboard Packaging decreased by $16 million versus last year's quarter. Favorable corrugated volume contributed $7 million while the pricing declines which impacted revenues lowered operating income by $25 million. The balance of the variance was attributable to favorable lease expense due to a lower cost of money, and reduced levels of other overhead charges.

     Tenneco's "Other" operating loss for both periods reflects unallocated corporate overhead and unabsorbed costs at Tenneco's data center and administrative service center operations.

OUTLOOK

     Tenneco Automotive's original equipment book of business has continued to grow as a result of technology leadership and strong North American and European vehicle production volumes. The original equipment business may be hampered by adverse economic conditions in South America leading to reduced vehicle production. Profitability may be negatively impacted by Tenneco Automotive's change in accounting for costs of start-up activities, which occurred during the first quarter of 1999. The impending acquisition of Kinetic Limited, and its unique anti-roll control technology, will expand Tenneco Automotive's capabilities to provide modular and systems solutions and should lead to increased original equipment revenues. Since the beginning of the 1999 model year, Tenneco Automotive has obtained more than $220 million of incremental original equipment business.

     Tenneco Automotive's aftermarket business anticipates continued softness in North America and Europe, customer consolidation and private label presence in Europe, and an unfavorable economy in South America. Focus on its premiere brand names and introduction of new products should help Tenneco Automotive offset the impact of the above market conditions. Rationalization of manufacturing and distribution operations should lower the breakeven point and, combined with elimination of promotional programs and reduction of excess customer inventory levels in North America, should lead to improving profitability as the business enters its prime selling season.

     Specialty Packaging's outlook reflects continued participation in high growth market segments such as foodservice and protective and flexible packaging. Leading market positions in consumer brand names like Hefty(R), Baggies(R), OneZip(R), and E-Z Foil(R) combined with continued integration of strategic acquisitions and roll-out of implementation of customer linked manufacturing information systems is expected to maintain or expand the margins in this business.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

     Interest expense increased by $7 million or 13 percent primarily as a result of increased borrowings to cover the following activities since March 31, 1998: acquisitions, net share repurchases, and capital expenditures and other investments in excess of cash provided by operations.

INCOME TAXES

     Tenneco's effective tax rate for the first quarter of 1999 was 40 percent compared to 36 percent in the first quarter last year. The 1998 first quarter rate was lower as a result of non-recurring domestic deferred tax adjustments in that quarter.

MINORITY INTEREST

     Minority interest is primarily composed of dividends on the preferred stock of a U.S. subsidiary. The $2 million favorable variance versus last year's quarter, however, is primarily attributable to lower earnings in Tenneco Automotive's joint venture.

CHANGES IN ACCOUNTING PRINCIPLES

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement requires prospective application, for fiscal years beginning after December 15, 1998. Tenneco adopted SOP 98-1 on January 1, 1999. The impact of this new standard did not have a significant effect on Tenneco's financial position or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. This statement requires previously capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Prior to January 1, 1999, Tenneco capitalized certain costs related to start-up activities, primarily engineering costs for new automobile original equipment platforms. Tenneco adopted SOP 98-5 on January 1, 1999, and recorded an after-tax charge for the cumulative effect of this change in accounting principle upon adoption of $102 million (net of a $50 million tax benefit) or $.61 per diluted common share. The change in accounting principle decreased income (loss) before cumulative effect of change in accounting principle by $2 million (net of a $1 million tax benefit) or $.01 per diluted common share for the three months ended March 31, 1999. If the new accounting method had been applied retroactively, net income for the three months ended March 31, 1998, would have been lower by $7 million (net of a $4 million tax benefit), or $.04 per diluted common share.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 1999. Tenneco is currently evaluating the new standard but has not yet determined the impact it will have on its financial position or results of operations.

     In the fourth quarter of 1998, Tenneco adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." As a result, Tenneco began reporting Automotive, Specialty Packaging and Paperboard Packaging segments in its financial statements. Segment data for all prior periods has been restated to reflect the new segment reporting requirements.

     Effective January 1, 1999, Tenneco changed its method of accounting for customer acquisition costs from a deferral method to an expense-as-incurred method. In connection with Tenneco's decision to separate its automotive and specialty packaging businesses into separate public companies, Tenneco determined that a change to an expense-as-incurred method of accounting for automotive aftermarket customer acquisition costs was preferable in order to permit improved comparability of stand-alone financial results with its aftermarket industry competitors. The cumulative effect of the change in accounting principles as of January 1, 1999, was $32 million (net of a $22 million tax benefit) or $.19 per diluted common share and is reflected as a decrease in net income for the three months ended March 31, 1999. The change in accounting method increased income (loss) before cumulative effect of change in accounting principle by $3 million (net of $2 million in income tax expense) or $.02 per diluted common share for the three months ended March 31, 1999. If the new accounting method had been applied retroactively, net income for the three months ended March 31, 1998, would have been lower by $4 million (net of a $3 million tax benefit) or $.02 per diluted common share.

EARNINGS PER SHARE

     The loss from continuing operations was $.90 per share on a diluted basis for the first quarter of 1999, compared to income from continuing operations of $.44 per share for last year's quarter. (All references to earnings per share in this Management's Discussion and Analysis are on a diluted basis unless otherwise noted.) The current year's quarter also included a $.04 per share extraordinary loss on early retirement of debt in connection with the sale of the containerboard assets, and $.80 per share of charges related to the cumulative effect of change in accounting principle noted above.

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION

                                                   MARCH 31,    DECEMBER 31,
                                                     1999           1998        % CHANGE
                                                   ---------    ------------    --------
                                                          (MILLIONS)
Short-term debt and current maturities.........     $1,263         $1,071          18%
Long-term debt.................................      2,330          2,360          (1)
Minority interest..............................        422            421          --
Common shareowners' equity.....................      2,096          2,504         (16)
                                                    ------         ------
          Total capitalization.................     $6,111         $6,356          (4)%
                                                    ======         ======

     Tenneco's debt to capitalization ratio was 58.8 percent at March 31, 1999, compared to 54.0 percent at December 31, 1998. The increase in the ratio is attributable to the additional short-term debt issued during the first quarter of 1999 as well as the decline in equity attributable to a net loss of $291 million, common dividends of $51 million, and adverse changes in cumulative translation adjustment of $77 million related to the strong U.S. dollar, offset in part by net common stock issuances of $11 million.

     Subsequent to March 31, 1999, Tenneco received the proceeds of the divestitures of its Containerboard business and its Greenwich, Connecticut headquarters. After buyout of certain lease obligations and the payment of fees, the net proceeds were used to reduce short-term debt by approximately $775 million. Reduction of the March 31, 1999 debt and total capitalization balances by this amount would have lowered Tenneco's debt to total capitalization ratio by 6.0 percentage points to 52.8 percent.

     Following Tenneco's series of announcements regarding its strategic alternatives, Standard and Poor's and Moody's debt rating agencies are continuing to review the ratings on Tenneco's debt pending further information about the debt profile of the new companies. In consideration of the rating agency actions and the requirement to realign Tenneco's long-term debt to accomplish the distribution, Tenneco continues to finance its requirements with short-term debt. Tenneco believes that its existing committed credit facility is adequate to meet its 1999 capital requirements, including scheduled long-term debt retirements of $250 million. Additional credit facilities will be required in order to accomplish the debt realignment. Tenneco believes it can obtain the necessary credit arrangements to complete the debt realignment at commercially reasonable rates.

CASH FLOWS

                                                                THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
                                                                -------------
                                                                1999    1998
                                                                ----    -----
                                                                 (MILLIONS)
Cash provided (used) by:
  Operating activities......................................    $(51)   $ (34)
  Investing activities......................................     (77)    (106)
  Financing activities......................................     132      128

OPERATING ACTIVITIES

     Cash used by operating activities was $17 million greater in the first quarter of 1999 than in the comparable quarter of 1998. Income from continuing operations adjusted for gains and losses on the sale of businesses and assets and the change in deferred taxes was $54 million lower than in last year's quarter. Components of working capital used $34 million less cash in the current year's quarter, primarily as a result of favorable accounts payable activity offset in part by higher receivables due to higher revenue levels in Specialty Packaging and Paperboard Packaging.

INVESTING ACTIVITIES

     Cash used by investing activities was $29 million lower in 1999's first quarter compared to 1998's first quarter. Lower capital expenditures in all segments contributed $18 million to the favorable variance. Net proceeds from sale of assets generated an additional $7 million of the variance. The remainder of the improvement was attributable to lower investment in Specialty Packaging's foreign operations.

FINANCING ACTIVITIES

     Financing activities generated $4 million more cash flow in 1999's first quarter than in 1998 as a result of lower repurchases of common stock.

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

     Tenneco has substantially completed inventorying its systems and equipment including computer systems and business applications as well as date-sensitive technology embedded in its equipment and facilities. Tenneco continues to plan for and undertake remediation, replacement, or alternative procedures for non-compliant Year 2000 systems and equipment; and test remediated, replaced or alternative procedures for systems and equipment. As of March 31, 1999, Tenneco believes that approximately 70 percent of this work has been completed. Tenneco has confirmed that none of its products are date-sensitive. Remediation, replacement, or alternative procedures for systems and equipment are being undertaken on a business priority basis. This is ongoing and was completed at some locations in 1998 with the remainder to be completed through the third quarter of 1999. Testing will occur in the same time frame. Also, Tenneco is contacting its major customers, suppliers, financial institutions, and others with whom it conducts business to determine whether they will be able to resolve in a timely manner Year 2000 problems possibly affecting Tenneco. As part of its planning and readiness activities, Tenneco is developing Year 2000 contingency plans for critical business processes such as banking, data center operations and just-in-time manufacturing operations. Contingency plans also will be developed on a business unit basis, where needed, to respond to previously undetected Year 2000 problems and business interruption from suppliers.

     Based upon current estimates, Tenneco believes it will incur costs which may range from approximately $40 to $50 million to address Year 2000 issues and implement the necessary changes to its existing systems and equipment. As of March 31, 1999, approximately $22 million of the costs have already been incurred. These costs are being expensed as they are incurred, except that in certain instances Tenneco may determine that replacing existing computer systems or equipment may be more effective and efficient, particularly where additional functionality is available. These replacements would be capitalized and would reduce the estimated expense associated with Year 2000 issues.

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

EURO CONVERSION

     The European Monetary Union resulted in the adoption of a common currency, the "Euro," among eleven European nations. The Euro is being adopted over a three-year transition period beginning January 1, 1999. In October 1997, Tenneco established a cross-functional Euro Committee, comprised of representatives of the Company's operational divisions as well as its corporate offices. That Committee had two principal objectives: (i) to determine the impact of the Euro on the Company's business operations, and (ii) to recommend and facilitate implementation of those steps necessary to ensure that Tenneco would be fully prepared for the Euro's introduction. As of January 1, 1999, Tenneco has implemented those Euro conversion procedures that it had determined to be necessary and prudent to adopt by that date, and is on track to becoming fully "Euro ready" on or before the conclusion of the three-year Euro transition period. Tenneco believes that the costs associated with transitioning to the Euro will not be material to its consolidated financial position or the results of its operations.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

          The exhibits filed herewith are listed in the exhibit index which follows the signature page and immediately precedes the exhibits filed.

     (b) Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

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

                                          TENNECO INC.

                                          By:     /s/ ROBERT T. BLAKELY
                                            ------------------------------------
                                                     Robert T. Blakely
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: May 17, 1999

                                    EXHIBITS

     The following exhibits are filed with Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, or incorporated therein by reference (exhibits designated by an asterisk are filed with the Report; all other exhibits are incorporated by reference):

 EXHIBIT
 NUMBER                                DESCRIPTION
---------                              -----------
  2        --  None.
  3.1(a)   --  Restated Certificate of Incorporation of Tenneco Inc. dated
               December 11, 1996 (incorporated herein by reference from
               Exhibit 3.1(a) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1997, File No. 1-12387).
  3.1(b)   --  Certificate of Amendment, dated December 11, 1996
               (incorporated herein by reference from Exhibit 3.1(c) of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1997, File No. 1-12387).
  3.1(c)   --  Certificate of Ownership and Merger, dated July 8, 1997
               (incorporated herein by reference from Exhibit 3.1(d) of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1997, File No. 1-12387).
  3.1(d)   --  Certificate of Designation of Series B Junior Participating
               Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of Tenneco Inc.'s Quarterly
               Report on Form 10-Q for the quarter ended September 30,
               1998, File No. 1-12387).
  3.1(e)   --  Certificate of Elimination of the Series A Participating
               Junior Preferred Stock of Tenneco Inc. dated September 11,
               1998 (incorporated herein by reference from Exhibit 3.1(e)
               of Tenneco Inc.'s Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1998, File No. 1-12387).
  3.2      --  Amended By-laws of Tenneco Inc. (incorporated herein by reference from Exhibit 3.2 of Tenneco Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998, File No.
               1-12387).
  4.1      --  Form of Specimen Stock Certificate of Tenneco Inc. Common
               Stock (incorporated herein by reference from Exhibit 4.1 of
               Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-12387).
  4.2      --  Qualified Offer Plan Rights Agreement dated as of September
               8, 1998, by and between Tenneco Inc. and First Chicago Trust
               Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of Tenneco Inc.'s Current Report on Form 8-K dated September 24, 1998, File No. 1-12387).
  4.3(a)   --  Indenture, dated as of November 1, 1996, between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.1 of Tenneco Inc.'s Form S-4, Registration No.
               333-14003).
  4.3(b)   --  First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(b) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(c)   --  Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(c) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                DESCRIPTION
---------                              -----------
  4.3(d)   --  Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(d) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(e)   --  Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(e) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(f)   --  Fifth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(f) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(g)   --  Sixth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(g) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(h)   --  Seventh Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(h) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(i)   --  Eighth Supplemental Indenture, dated as of April 28, 1997, to Indenture, dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.1 of Tenneco Inc.'s Current Report on Form 8-K
               dated April 23, 1997, File No. 1-12387).
  4.3(j)   --  Ninth Supplemental Indenture, dated as of April 28, 1997, to
               Indenture, dated as of November 1, 1996, between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.2 of Tenneco Inc.'s Current Report on Form 8-K
               dated April 23, 1997, File No. 1-12387).
  4.3(k)   --  Tenth Supplemental Indenture, dated as of July 16, 1997, to
               Indenture, dated as of November 1, 1996, between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.1 of Tenneco Inc.'s Current Report on Form 8-K
               dated June 11, 1997, File No. 1-12387).
  4.3(l)   --  Registration Rights Agreement dated as of August 28, 1998 by and between Tenneco Inc. and Dana G. Mead, Theodore R.
               Tetzlaff, Paul T. Stecko and Robert T. Blakely, not
               individually but solely as trustees under that certain
               Tenneco Inc. Rabbi Trust dated as of August 28, 1998
               (incorporated herein by reference from Exhibit 4.3(l) of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1998, File No. 1-12387).
  9        --  None.
 10.1      --  Distribution Agreement, dated November 1, 1996, by and among
               El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
               Tenneco Inc. (formerly New Tenneco Inc.), and Newport News
               Shipbuilding Inc. (incorporated herein by reference from
               Exhibit 2 of Tenneco Inc.'s Form 10, File No. 1-12387).

 EXHIBIT
 NUMBER                                DESCRIPTION
---------                              -----------
 10.2      --  Amendment No. 1 to Distribution Agreement, dated as of
               December 11, 1996, by and among El Paso Tennessee Pipeline
               Co. (formerly Tenneco Inc.), Tenneco Inc. (formerly New
               Tenneco Inc.), and Newport News Shipbuilding Inc.
               (incorporated herein by reference from Exhibit 10.2 of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1996, File No. 1-12387).
 10.3      --  Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
               Tenneco Inc.), Tenneco Inc. (formerly New Tenneco Inc.), and
               Newport News Shipbuilding Inc. (incorporated herein by
               reference from Exhibit 10.3 of Tenneco Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, File No.
               1-12387).
 10.4      --  Benefits Agreement, dated December 11, 1996, by and among El
               Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), Tenneco
               Inc. (formerly New Tenneco Inc.), and Newport News
               Shipbuilding Inc. (incorporated herein by reference from
               Exhibit 10.4 of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
 10.5      --  Insurance Agreement, dated December 11, 1996, by and among
               El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
               Tenneco Inc. (formerly New Tenneco Inc.), and Newport News
               Shipbuilding Inc. (incorporated herein by reference from
               Exhibit 10.5 of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
 10.6      --  Tax Sharing Agreement, dated December 11, 1996, by and among
               El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
               Newport News Shipbuilding Inc., Tenneco Inc. (formerly New
               Tenneco Inc.), and El Paso Natural Gas Company (incorporated herein by reference from Exhibit 10.6 of Tenneco Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1996, File No. 1-12387).
 10.7      --  First Amendment to Tax Sharing Agreement, dated as of
               December 11, 1996 among El Paso Tennessee Pipeline Co.
               (formerly Tenneco Inc.), Tenneco Inc. (formerly New Tenneco
               Inc.) and Newport News Shipbuilding Inc. (incorporated
               herein by reference from Exhibit 10.7 of Tenneco Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1996, File No. 1-12387).
 10.8      --  Transition Services Agreement, dated June 19, 1996, by and among, Tenneco Business Services, Inc., El Paso Tennessee
               Pipeline Co. (formerly Tenneco Inc.) and El Paso Natural Gas
               Company (incorporated herein by reference from Exhibit 10.8 of Tenneco Inc.'s Annual Report on Form 10-K for the year
               ended December 31, 1996, File No. 1-12387).
 10.9      --  Trademark Transition License Agreement, dated December 11,
               1996, by and between Newport News Shipbuilding Inc. and
               Tenneco Inc. (formerly New Tenneco Inc.) (incorporated
               herein by reference from Exhibit 10.9 of Tenneco Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1996, File No. 1-12387).
 10.10     --  Trademark Transition License Agreement, dated December 11,
               1996, by and between Tenneco Inc. (formerly New Tenneco
               Inc.) and El Paso Tennessee Pipeline Co. (formerly Tenneco
               Inc.) (incorporated herein by reference from Exhibit 10.10 of Tenneco Inc.'s Annual Report on Form 10-K for the year
               ended December 31, 1996, File No. 1-12387).
 10.11     --  1997 Tenneco Inc. Board of Directors Deferred Compensation
               Plan (incorporated herein by reference from Exhibit 10.11 of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1997, File No. 1-12387).
 10.12     --  Executive Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.12 of Tenneco Inc.'s Annual
               Report on Form 10-K for the year ended December 31, 1997,
               File No. 1-12387).
 10.13     --  Tenneco Inc. Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.13 of Tenneco Inc.'s Annual
               Report on Form 10-K for the year ended December 31, 1997,
               File No. 1-12387).

 EXHIBIT
 NUMBER                                DESCRIPTION
---------                              -----------
 10.14     --  Amended and Restated Tenneco Inc. Supplemental Executive
               Retirement Plan (incorporated herein by reference from
               Exhibit 10.14 of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1998, File No. 1-12387).
 10.15     --  Amended and Restated Tenneco Inc. Change in Control
               Severance Benefit Plan for Key Executives (incorporated
               herein by reference from Exhibit 10.16 of Tenneco's Form 10,
               File No. 1-12387).
 10.16     --  Amended and Restated Tenneco Benefits Protection Trust
               (incorporated herein by reference from Exhibit 10.18 of
               Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended 3/31/98, File No. 1-12387).
 10.17     --  Employment Agreement, dated March 12, 1992 between Dana G.
               Mead and Tenneco Inc. (incorporated herein by reference from
               Exhibit 10.19 of Tenneco's Form 10, File No. 1-12387).
 10.18     --  Employment Agreement, dated December 3, 1993 between Paul T.
               Stecko and Tenneco Packaging Inc. (incorporated herein by
               reference from Exhibit 10.20 of Tenneco's Form 10, File No.
               1-12387).
 10.19     --  Agreement, dated September 9, 1992 between Theodore R.
               Tetzlaff and Tenneco Inc. (incorporated herein by reference from Exhibit 10.21 of Tenneco's Form 10, File No. 1-12387).
 10.20     --  1996, Tenneco Inc. Stock Ownership Plan, as amended
               (incorporated herein by reference from Exhibit 10.11 of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1997, File No. 1-12387).
 10.21     --  Professional Services Agreement, dated August 22, 1996, by and between Tenneco Business Services Inc. and Newport News
               Shipbuilding Inc. (incorporated herein by reference from
               Exhibit 10.28 of Tenneco Inc.'s Form 10, File No. 1-12387).
 10.22     --  Tenneco Inc. Rabbi Trust (incorporated herein by reference from Exhibit 10.22 of Tenneco Inc.'s Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1998, File No.
               1-12387).
 10.23     --  Letter Agreement dated September 24, 1998 between Robert T.
               Blakely and Tenneco Inc. (incorporated herein by reference from Exhibit 10.23 of Tenneco Inc.'s Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1998, File No.
               1-12387).
 10.24     --  Letter Agreement dated September 24, 1998 between John J.
               Castellani and Tenneco Inc. (incorporated herein by
               reference from Exhibit 10.28 of Tenneco Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998, File No.
               1-12387).
 10.25     --  Tenneco Benefits Protection Trust Appointment of Successor
               Trustee dated September 28, 1998 (incorporated herein by
               reference from Exhibit 10.24 of Tenneco Inc.'s Quarterly
               Report on Form 10-Q for the quarter ended September 30,
               1998, File No. 1-12387).
 10.26     --  Contribution Agreement, dated as of January 25, 1999, among
               Tenneco Packaging Inc., PCA Holdings LLC, and Packaging
               Corporation of America (incorporated herein by reference
               from Exhibit 10.30 of Tenneco Inc.'s Annual Report on Form
               10-K for the year ended December 31, 1998, File No.
               1-12387).
 10.27     --  Letter Agreement (the "Letter Agreement"), dated as of April
               12, 1999, among Tenneco Packaging Inc., PCA Holdings LLC and
               Packaging Corporation of America, amending the Contribution
               Agreement (incorporated herein by reference from Exhibit
               10.31 of Tenneco Inc.'s Current Report on Form 8-K dated
               April 12, 1999, File No. 1-12387).
 10.28     --  Stockholders Agreement, as amended, dated as of April 12,
               1999, among Tenneco Packaging Inc., PCA Holdings LLC and
               Packaging Corporation of America (incorporated herein by
               reference from Exhibit 10.32 of Tenneco Inc.'s Current
               Report on Form 8-K dated April 12, 1999, File No. 1-12387).

 EXHIBIT
 NUMBER                                DESCRIPTION
---------                              -----------
 10.29     --  Registration Rights Agreement, as amended, dated as of April
               12, 1999, among Tenneco Packaging Inc., PCA Holdings LLC and
               Packaging Corporation of America (incorporated herein by
               reference from Exhibit 10.33 of Tenneco Inc.'s Current
               Report on Form 8-K dated April 12, 1999, File No. 1-12387).
*10.30     --  Agreement, dated as of April 12, 1999, among Tenneco Inc.,
               Tenneco Management Company, Tenneco Packaging Inc., and Paul
               T. Stecko.
 11        --  None.
*12        --  Computation of Ratio of Earnings to Fixed Charges.
*18        --  Letter re Change in Accounting Principles from Arthur
               Andersen LLP, dated May 11, 1999.
 22        --  None.
 23        --  None.
 24        --  None.
*27        --  Financial Data Schedule.
 28        --  None.
 99        --  None.

-------------------------
Note: Exhibits designated by an asterisk are filed with this Report; all others are incorporated by reference.

                                 [Tenneco Logo]