Form 10-Q
period 1999-06-30
TENNECO INC /DE
filed 1999-08-03
CIK 1024725

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Common Stock, par value $.01 per share: 170,409,064 shares as of June 30, 1999.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I--FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
     Tenneco Inc. and Consolidated Subsidiaries--
          Statements of Income (Loss).......................      2
          Statements of Cash Flows..........................      3
          Balance Sheets....................................      4
          Statements of Changes in Shareowners' Equity......      5
          Statements of Comprehensive Income (Loss).........      6
          Notes to Financial Statements.....................      7
     Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations.........     14
     Item 3. Quantitative and Qualitative Disclosures About
      Market Risk...........................................      *
PART II--OTHER INFORMATION
     Item 1. Legal Proceedings..............................      *
     Item 2. Changes in Securities..........................      *
     Item 3. Defaults Upon Senior Securities................      *
     Item 4. Submission of Matters to a Vote of Security
      Holders...............................................     25
     Item 5. Other Information..............................      *
     Item 6. Exhibits and Reports on Form 8-K...............     25

- ------------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                 CAUTIONARY STATEMENT AND "SAFE HARBOR" OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q contains forward-looking statements regarding: (i) strategic alternatives, including the expected timing and tax-free nature of the spin-off, the planned sale of the containerboard interest in the joint venture and the packaging and automotive companies after the spin-off; (ii) the restructuring plan; (iii) capital resources; and (iv) the Year 2000 issue (relating to potential equipment and computer failures by or at the change in the century). See "Strategic Alternatives Analysis," "Restructuring and Other Charges," "Liquidity and Capital
Resources -- Capitalization," and "Year 2000" under "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements are based on the current expectations of Tenneco (as defined below). Because forward-looking statements involve risks and uncertainties, the plans, actions and actual results could differ materially. Among the factors that could cause plans, actions and results to differ materially from current expectations are: (i) the general economic, political and competitive conditions in markets and countries where Tenneco operates, including currency fluctuations and other risks associated with operating in foreign countries and changes in distribution channels; (ii) governmental actions, including the ability to receive regulatory approvals and the timing of such approvals; (iii) changes in capital availability or costs; (iv) results of analysis regarding strategic alternatives; (v) changes in consumer demand and prices, including decreases in demand for Tenneco products and its customers' products and the resulting negative impact on revenues and margins from such products; (vi) the cost of compliance with changes in regulations, including environmental regulations; (vii) workforce factors such as strikes or labor interruptions; (viii) material substitutions or increases in the costs of raw materials; (ix) Tenneco's ability to integrate operations of acquired businesses quickly and in a cost-effective manner; (x) new technologies; (xi) the ability of Tenneco and those with whom it conducts business to timely resolve the Year 2000 issue, unanticipated costs of, problems with or delays in resolving the Year 2000 issue, and the costs and impacts if the Year 2000 issue is not timely resolved; (xii) changes by the Financial Accounting Standards Board or other accounting regulatory bodies of authoritative generally accepted accounting principles or policies; and (xiii) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond Tenneco's control.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30,                    JUNE 30,
                                                       -------------------------   -------------------------
                                                          1999          1998          1999          1998
                                                       -----------   -----------   -----------   -----------
                                                           (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
    Net sales and operating revenues --
         Automotive..................................  $       868   $       864   $     1,657   $     1,664
         Specialty Packaging.........................          738           731         1,404         1,361
         Other.......................................           --             7            --            10
                                                       -----------   -----------   -----------   -----------
                                                             1,606         1,602         3,061         3,035
    Other income --
         Gain (loss) on sale of businesses and
           assets, net...............................           (5)           (5)          (24)          (11)
         Other income, net...........................            7             9            13            26
                                                       -----------   -----------   -----------   -----------
                                                             1,608         1,606         3,050         3,050
                                                       -----------   -----------   -----------   -----------
COSTS AND EXPENSES
    Cost of sales (exclusive of depreciation shown
      below).........................................        1,106         1,086         2,135         2,092
    Engineering, research, and development...........           27             9            45            26
    Selling, general, and administrative.............          197           202           409           392
    Depreciation and amortization....................           82            81           165           160
                                                       -----------   -----------   -----------   -----------
                                                             1,412         1,378         2,754         2,670
                                                       -----------   -----------   -----------   -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND
  MINORITY INTEREST..................................          196           228           296           380
    Interest expense (net of interest capitalized)...           54            51           109            97
    Income tax expense...............................           51            55            68            92
    Minority interest................................            8             8            14            16
                                                       -----------   -----------   -----------   -----------
INCOME FROM CONTINUING OPERATIONS....................           83           114           105           175
Income (loss) from discontinued operations, net of
  income tax.........................................            9            23          (163)           37
                                                       -----------   -----------   -----------   -----------
Income (loss) before extraordinary loss..............           92           137           (58)          212
Extraordinary loss, net of income tax................           --            --            (7)           --
                                                       -----------   -----------   -----------   -----------
Income (loss) before cumulative effect of change in
  accounting principle...............................           92           137           (65)          212
Cumulative effect of change in accounting principle,
  net of income tax..................................           --            --          (134)           --
                                                       -----------   -----------   -----------   -----------
NET INCOME (LOSS)....................................  $        92   $       137   $      (199)  $       212
                                                       ===========   ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding --
    Basic............................................  167,119,483   169,174,444   166,937,362   169,341,555
    Diluted..........................................  167,501,881   169,869,703   167,319,412   169,936,676
Basic earnings (loss) per share of common stock --
    Continuing operations............................  $       .50   $       .67   $       .63   $      1.03
    Discontinued operations..........................          .05           .14          (.98)          .22
    Extraordinary loss...............................           --            --          (.04)           --
    Cumulative effect of change in accounting
      principle......................................           --            --          (.80)           --
                                                       -----------   -----------   -----------   -----------
                                                       $       .55   $       .81   $     (1.19)  $      1.25
                                                       ===========   ===========   ===========   ===========
Diluted earnings (loss) per share of common stock --
    Continuing operations............................  $       .50   $       .67   $       .63   $      1.03
    Discontinued operations..........................          .05           .14          (.98)          .22
    Extraordinary loss...............................           --            --          (.04)           --
    Cumulative effect of change in accounting
      principle......................................           --            --          (.80)           --
                                                       -----------   -----------   -----------   -----------
                                                       $       .55   $       .81   $     (1.19)  $      1.25
                                                       ===========   ===========   ===========   ===========
Cash dividends per share of common stock.............  $       .30   $       .30   $       .60   $       .60
                                                       ===========   ===========   ===========   ===========

  The accompanying notes to financial statements are an integral part of these statements of income (loss).

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                               1999      1998
                                                              -------    -----
                                                                 (MILLIONS)
OPERATING ACTIVITIES
Income from continuing operations...........................  $   105    $ 175
Adjustments to reconcile income from continuing operations
  to cash provided (used) by operating activities --
     Depreciation and amortization..........................      165      160
     Deferred income taxes..................................       83       77
     (Gain) loss on sale of businesses and assets, net......       24       11
     Changes in components of working capital --
          (Increase) decrease in receivables................     (215)    (180)
          (Increase) decrease in inventories................      (55)     (27)
          (Increase) decrease in prepayments and other
           current assets...................................      (10)     (11)
          Increase (decrease) in payables...................      (19)      (7)
          Increase (decrease) in taxes accrued..............      (55)       3
          Increase (decrease) in interest accrued...........        2       --
          Increase (decrease) in other current
           liabilities......................................      (40)     (64)
     Other..................................................     (104)     (67)
                                                              -------    -----
Cash provided (used) by continuing operations...............     (119)      70
Cash provided (used) by discontinued operations.............      (62)     108
                                                              -------    -----
Net cash provided (used) by operating activities............     (181)     178
                                                              -------    -----
INVESTING ACTIVITIES
Net proceeds related to the sale of discontinued
  operations................................................      306       --
Net proceeds from sale of assets............................       36       17
Expenditures for plant, property, and equipment.............     (145)    (181)
Acquisition of businesses...................................      (37)     (58)
Expenditures for plant, property, and
  equipment -- discontinued operations......................   (1,129)     (51)
Investments and other.......................................        4      (41)
                                                              -------    -----
Net cash provided (used) by investing activities............     (965)    (314)
                                                              -------    -----
FINANCING ACTIVITIES
Issuance of common and treasury shares......................       20       27
Purchase of common stock....................................       (4)     (82)
Issuance of long-term debt..................................    1,761        3
Retirement of long-term debt................................      (29)     (15)
Net increase (decrease) in short-term debt excluding current maturities on
  long-term debt............................................     (478)     294
Dividends (common)..........................................     (100)    (102)
                                                              -------    -----
Net cash provided (used) by financing activities............    1,170      125
                                                              -------    -----
Effect of foreign exchange rate changes on cash and
  temporary cash investments................................       (2)      --
                                                              -------    -----
Increase (decrease) in cash and temporary cash
  investments...............................................       22      (11)
Cash and temporary cash investments, January 1..............       36       41
                                                              -------    -----
Cash and temporary cash investments, June 30 (Note).........  $    58    $  30
                                                              =======    =====
Cash paid during the period for interest....................  $   126    $ 127
Cash paid during the period for income taxes (net of
  refunds)..................................................  $    31    $  (5)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common equity interest received related to the sale of
  containerboard operations.................................  $   194    $  --
Principal amount of long-term debt assumed by buyers of
  containerboard
  operations................................................  $(1,760)   $  --

- -------------------------
Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                                JUNE 30,     DECEMBER 31,    JUNE 30,
                                                                ---------    ------------    ---------
                                                                  1999           1998          1998
                                                                ---------    ------------    ---------
                                                                              (MILLIONS)
                           ASSETS
Current assets:
    Cash and temporary cash investments.....................     $   58         $   36        $   30
    Receivables --
         Customer notes and accounts, net...................        912            766           875
         Income taxes.......................................          7             18            22
         Other..............................................         44             64            48
    Inventories --
         Finished goods.....................................        499            467           464
         Work in process....................................        136            130           112
         Raw materials......................................        123            136           134
         Materials and supplies.............................         89             93            87
    Deferred income taxes...................................         87             46            73
    Prepayments and other...................................        114            182           254
                                                                 ------         ------        ------
                                                                  2,069          1,938         2,099
                                                                 ------         ------        ------
Other assets:
    Long-term notes receivable, net.........................         42             45            46
    Goodwill and intangibles, net...........................      1,538          1,551         1,534
    Deferred income taxes...................................         42             37            54
    Pension assets..........................................        891            843           796
    Other...................................................        202            344           313
                                                                 ------         ------        ------
                                                                  2,715          2,820         2,743
                                                                 ------         ------        ------
Plant, property, and equipment, at cost.....................      3,928          4,001         3,797
    Less -- Reserves for depreciation and amortization......      1,384          1,351         1,239
                                                                 ------         ------        ------
                                                                  2,544          2,650         2,558
                                                                 ------         ------        ------
Net assets of discontinued operations.......................        133            366           382
                                                                 ------         ------        ------
                                                                 $7,461         $7,774        $7,782
                                                                 ======         ======        ======
            LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
    Short-term debt (including current maturities on
      long-term debt).......................................     $  573         $  900        $  503
    Trade payables..........................................        608            592           581
    Taxes accrued...........................................         92             45            67
    Accrued liabilities.....................................        381            368           295
    Other...................................................        151            142           208
                                                                 ------         ------        ------
                                                                  1,805          2,047         1,654
                                                                 ------         ------        ------
Long-term debt..............................................      2,326          1,983         2,235
                                                                 ------         ------        ------
Deferred income taxes.......................................        417            387           495
                                                                 ------         ------        ------
Postretirement benefits.....................................        280            302           235
                                                                 ------         ------        ------
Deferred credits and other liabilities......................         86            130           182
                                                                 ------         ------        ------
Commitments and contingencies
Minority interest...........................................        425            421           422
                                                                 ------         ------        ------
Shareowners' equity:
    Common stock............................................          2              2             2
    Premium on common stock and other capital surplus.......      2,718          2,710         2,699
    Accumulated other comprehensive income (loss)...........       (194)           (91)         (142)
    Retained earnings (accumulated deficit).................       (157)           142           199
                                                                 ------         ------        ------
                                                                  2,369          2,763         2,758
    Less -- Shares held as treasury stock, at cost..........        247            259           199
                                                                 ------         ------        ------
                                                                  2,122          2,504         2,559
                                                                 ------         ------        ------
                                                                 $7,461         $7,774        $7,782
                                                                 ======         ======        ======

  The accompanying notes to financial statements are an integral part of these balance sheets.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                     -------------------------------------------
                                                             1999                   1998
                                                     --------------------   --------------------
                                                       SHARES      AMOUNT     SHARES      AMOUNT
                                                     -----------   ------   -----------   ------
                                                           (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1..................................  173,670,197   $    2   172,569,889   $    2
     Issued pursuant to benefit plans..............      334,816       --       539,220       --
                                                     -----------   ------   -----------   ------
Balance June 30....................................  174,005,013        2   173,109,109        2
                                                     ===========   ------   ===========   ------
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1..................................                 2,710                  2,679
     Premium on common stock issued pursuant to
       benefit plans...............................                     8                     20
                                                                   ------                 ------
Balance June 30....................................                 2,718                  2,699
                                                                   ------                 ------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance January 1..................................                   (91)                  (122)
     Other comprehensive income (loss).............                  (103)                   (20)
                                                                   ------                 ------
Balance June 30....................................                  (194)                  (142)
                                                                   ------                 ------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1..................................                   142                     89
     Net income (loss).............................                  (199)                   212
     Dividends on common stock.....................                  (100)                  (102)
                                                                   ------                 ------
Balance June 30....................................                  (157)                   199
                                                                   ------                 ------
LESS -- COMMON STOCK HELD AS TREASURY STOCK, AT
  COST
Balance January 1..................................    6,757,678      259     2,928,189      120
     Shares acquired...............................      121,867        4     2,202,423       88
     Shares issued pursuant to benefit and dividend
       reinvestment plans..........................     (417,961)     (16)     (219,711)      (9)
                                                     -----------   ------   -----------   ------
Balance June 30....................................    6,461,584      247     4,910,901      199
                                                     ===========   ------   ===========   ------
     Total.........................................                $2,122                 $2,559
                                                                   ======                 ======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareowners' equity.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED JUNE 30,
                                           -------------------------------------------------------------
                                                       1999                            1998
                                           -----------------------------   -----------------------------
                                            ACCUMULATED                     ACCUMULATED
                                               OTHER                           OTHER
                                           COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                              INCOME          INCOME          INCOME          INCOME
                                           -------------   -------------   -------------   -------------
                                                                    (MILLIONS)
NET INCOME (LOSS)........................                      $  92                           $137
                                                               -----                           ----
ACCUMULATED OTHER COMPREHENSIVE INCOME
  CUMULATIVE TRANSLATION ADJUSTMENT
  Balance April 1........................      $(159)                          $(145)
     Translation of foreign currency
       statements........................        (26)            (26)              3              3
                                               -----                           -----
  Balance June 30........................       (185)                           (142)
                                               -----                           -----
  ADDITIONAL MINIMUM PENSION LIABILITY
     ADJUSTMENT
  Balance April 1........................         (9)                             --
     Additional minimum pension liability
       adjustment........................         --              --              --             --
                                               -----                           -----
  Balance June 30........................         (9)                             --
                                               -----                           -----
Balance June 30..........................      $(194)                          $(142)
                                               =====                           =====
                                                               -----                           ----
Other comprehensive income (loss)........                        (26)                             3
                                                               -----                           ----
COMPREHENSIVE INCOME (LOSS)..............                      $  66                           $140
                                                               =====                           ====

                                                             SIX MONTHS ENDED JUNE 30,
                                           -------------------------------------------------------------
                                                       1999                            1998
                                           -----------------------------   -----------------------------
                                            ACCUMULATED                     ACCUMULATED
                                               OTHER                           OTHER
                                           COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                              INCOME          INCOME          INCOME          INCOME
                                           -------------   -------------   -------------   -------------
                                                                    (MILLIONS)
NET INCOME (LOSS)........................                      $(199)                          $212
                                                               -----                           ----
ACCUMULATED OTHER COMPREHENSIVE INCOME
  CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1......................      $ (82)                          $(122)
     Translation of foreign currency
       statements........................       (103)           (103)            (20)           (20)
                                               -----                           -----
  Balance June 30........................       (185)                           (142)
                                               -----                           -----
  ADDITIONAL MINIMUM PENSION LIABILITY
     ADJUSTMENT
  Balance January 1......................         (9)                             --
     Additional minimum pension liability
       adjustment........................         --              --              --             --
                                               -----                           -----
  Balance June 30........................         (9)                             --
                                               -----                           -----
Balance June 30..........................      $(194)                          $(142)
                                               =====                           =====
                                                               -----                           ----
Other comprehensive income (loss)........                       (103)                           (20)
                                                               -----                           ----
COMPREHENSIVE INCOME (LOSS)..............                      $(302)                          $192
                                                               =====                           ====

      The accompanying notes to financial statements are an integral part of these statements of comprehensive income (loss).

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

     (1) In the opinion of Tenneco Inc. (the "Company"), the accompanying unaudited financial statements of Tenneco Inc. and its consolidated subsidiaries ("Tenneco") contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows, changes in shareowners' equity, and comprehensive income for the periods indicated. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements of Tenneco include all majority-owned subsidiaries of the Company. Investments in 20% to 50% owned companies where the Company has the ability to exert significant influence over operating and financial policies are carried at cost plus equity in undistributed earnings and cumulative translation adjustments since date of acquisition.

     Prior year's financial statements have been reclassified where appropriate to conform to 1999 presentations.

     (2) In July 1998, Tenneco's Board of Directors authorized management to develop a broad range of strategic alternatives which could result in the separation of the automotive, paperboard packaging, and specialty packaging businesses. As part of that strategic alternatives analysis, Tenneco has taken the following actions:

     - In January 1999, Tenneco reached an agreement to contribute the containerboard assets of its paperboard packaging segment to a new joint venture with an affiliate of Madison Dearborn Partners, Inc. The contribution to the joint venture was completed in April 1999. Tenneco received consideration of cash and debt assumption totaling approximately $2 billion and a 45 percent common equity interest in the joint venture (now 43 percent due to subsequent management equity issuances) valued at approximately $200 million.

     - In April 1999, Tenneco reached an agreement to sell the paperboard packaging segment's other assets, its folding carton operation, to Caraustar Industries. This transaction closed in June 1999.

     - Also in April 1999, Tenneco announced that its Board of Directors had approved the separation of its automotive and packaging businesses into two separate, independent companies.

     - In June 1999, Tenneco's Board of Directors approved a plan to sell Packaging's remaining interest in its containerboard joint venture. Tenneco expects the sale to be completed before the spin-off discussed below.

     As a result of the decision to sell Tenneco's remaining interest in the containerboard joint venture, Tenneco's paperboard packaging segment is presented as a discontinued operation in the accompanying financial statements. Reference is made to Note 3 for information related to discontinued operations.

     The separation of Tenneco's automotive and packaging businesses will be accomplished by the spin-off of the common stock of Tenneco Packaging to Tenneco shareowners (the "Spin-off"). At the time of the Spin-off, Packaging will include Tenneco's specialty packaging business, Tenneco's administrative services operations and the remaining interest in the containerboard joint venture if the sale has not been completed. Tenneco and Tenneco Packaging are, however, currently analyzing the alternatives with respect to the administrative services operations.

     Before the Spin-off, Tenneco will realign substantially all of its existing debt through some combination of tender offers, exchange offers, prepayments, and other refinancings. This debt realignment will be financed by internally generated cash, borrowings by Tenneco under a new credit facility, the issuance by Tenneco of subordinated debt, and borrowings by Packaging under a new credit facility.

     Also before the Spin-off, Tenneco will restructure its existing businesses, assets, and liabilities through a series of corporate restructuring transactions. As Tenneco is currently organized, ownership of its subsidiaries

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

is based on geographic location and tax considerations rather than on the businesses in which the subsidiaries are involved. Therefore, Tenneco will need to restructure its existing businesses so that the assets, liabilities, and operations of its packaging business and administrative services operations will be owned by Tenneco Packaging, and the assets, liabilities, and operations of its automotive businesses will be owned by Tenneco.

     The Spin-off is subject to conditions, including formal declaration of the Spin-off by the Tenneco Board of Directors, a favorable determination that the Spin-off will be tax-free for U.S. federal income tax purposes, and the successful completion of the debt realignment and corporate restructuring transactions. Tenneco has requested a favorable ruling from the Internal Revenue Service on the tax-free nature of the Spin-off.

     (3) In January 1999, Tenneco reached an agreement to contribute the containerboard assets of its paperboard packaging segment to a new joint venture with an affiliate of Madison Dearborn Partners, Inc. The contribution to the joint venture was completed in April 1999. Tenneco received consideration of cash and debt assumption totaling approximately $2 billion plus a 45 percent common equity interest in the joint venture (now 43 percent due to subsequent management equity issuances) valued at approximately $200 million. The containerboard assets contributed to the joint venture represented substantially all of the assets of Tenneco's paperboard packaging segment and included four mills, 67 corrugated products plants, and an ownership or leasehold interest in approximately 950,000 acres of timberland. Prior to the transaction, Tenneco Packaging borrowed approximately $1.8 billion and used approximately $1.2 billion of those borrowings to acquire assets used by the containerboard business under operating leases and timber cutting rights and to purchase containerboard business accounts receivable that had previously been sold to a third party. The remainder of the borrowings was remitted to Tenneco and used to repay a portion of Tenneco's short-term debt. Tenneco Packaging then contributed the containerboard business assets (subject to the new indebtedness and the containerboard business liabilities) to the joint venture in exchange for $247 million in cash and the 45 percent interest in the joint venture. As a result of the transaction, Tenneco recognized a pre-tax loss of $293 million, $178 million after-tax or $1.07 per diluted common share, in the first quarter of 1999, based on the amount by which the carrying amount of the containerboard assets exceeded the fair value of those assets, less cost to sell. The estimate of fair value of the containerboard assets was based on the fair value of the consideration received by Tenneco from the joint venture.

     In June 1999, Tenneco's Board of Directors approved a plan to sell Packaging's remaining interest in its containerboard joint venture. Tenneco expects the sale to be completed before the Spin-off. As a result of the decision to sell the remaining interest in the containerboard joint venture, Tenneco's paperboard packaging segment is presented as a discontinued operation in the accompanying financial statements.

     In April 1999, Tenneco reached an agreement to sell the paperboard packaging segment's other assets, its folding carton operation, to Caraustar Industries. Tenneco received cash proceeds of $73 million from this transaction which closed in June 1999. As a result of the sale transaction, Tenneco recognized a pre-tax gain of $14 million, $9 million after-tax or $.05 per diluted share and is included in discontinued operations in the second quarter of 1999.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     Revenues and income for the paperboard packaging discontinued operations are shown in the following table:

                                                          THREE MONTHS
                                                              ENDED         SIX MONTHS
                                                            JUNE 30,      ENDED JUNE 30,
                                                          -------------   --------------
                                                          1999    1998     1999    1998
                                                          -----   -----   ------   -----
Net sales and operating revenues........................   $53    $394    $ 445    $770
                                                           ===    ====    =====    ====
Income before income taxes and interest allocation......   $ 4    $ 32    $  22    $ 66
Income tax (expense) benefit............................    (4)    (12)     (11)    (26)
                                                           ---    ----    -----    ----
Income before interest allocation.......................    --      20       11      40
Allocated interest expense, net of income tax...........    --      (6)      (5)    (12)
                                                           ---    ----    -----    ----
Income from discontinued operations before
  disposition...........................................    --      14        6      28
Gain (loss) on disposition, net of income tax...........     9       9     (169)      9
                                                           ---    ----    -----    ----
Income (loss) from discontinued operations..............   $ 9    $ 23    $(163)   $ 37
                                                           ===    ====    =====    ====

     (4) In the fourth quarter of 1998, Tenneco's Board of Directors approved an extensive restructuring plan designed to reduce administrative and operational overhead costs in every part of Tenneco's business. Tenneco recorded a pre-tax charge to income from continuing operations of $86 million, $55 million after-tax or $.33 per diluted common share. Of the pre-tax charge, for operational restructuring plans, $36 million related to the consolidation of the manufacturing and distribution operations of Automotive's North American aftermarket business and $10 million was recorded in the Specialty Packaging business. A staff and related cost reduction plan, which covers employees in both the operating units and at corporate, is expected to cost $40 million.

     The Automotive aftermarket restructuring involves closing two plant locations and five distribution centers, with the elimination of 302 positions at those locations. The Specialty Packaging restructuring plans involve the elimination of production lines at two plants resulting in the elimination of 104 positions. Additionally, Specialty Packaging will exit four joint ventures. The staff and related cost reduction plan involves the elimination of 638 administrative positions in Tenneco's two business units and its corporate operations.

     The fixed assets at the locations to be closed and for the production lines to be eliminated, as well as the joint venture investments, were written down to their estimated fair value. No significant cash proceeds are expected to be received from the ultimate disposal of these assets.

     As of June 30, 1999, approximately 902 employees have been terminated. To address customer service issues, the closure of one Automotive aftermarket distribution center has been delayed until the second quarter of 2000. All other restructuring actions are being executed according to the initial plan and are expected to be complete by the fourth quarter of 1999. During the six months ended June 30, 1999, the Automotive aftermarket business closed one plant location and four distribution centers.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     Amounts related to the restructuring plan are shown in the following table:

                                                             SIX MONTHS ENDED JUNE 30, 1999
                                                           -----------------------------------
                                       DECEMBER 31, 1998                              CHARGED    BALANCE AT
                                         RESTRUCTURING     RESTRUCTURING     CASH     TO ASSET    JUNE 30,
                                        CHARGE BALANCE        CHARGE       PAYMENTS   ACCOUNTS      1999
                                       -----------------   -------------   --------   --------   ----------
                                                                    (MILLIONS)
Severance............................         $30               $16          $18        $--         $28
Asset impairments....................          --                13           --         13          --
Facility exit costs..................           2                --            1         --           1
                                              ---               ---          ---        ---         ---
                                              $32               $29          $19        $13         $29
                                              ===               ===          ===        ===         ===

     (5) Tenneco is a party to various legal proceedings arising from its operations. Tenneco believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position or results of operations.

     (6) Tenneco is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. Tenneco has provided reserves for compliance with these laws and regulations where it is probable that a liability exists and where Tenneco can make a reasonable estimate of the liability. The estimated liabilities recorded are subject to change as more information becomes available regarding the magnitude of possible cleanup costs and the timing, varying costs, and effectiveness of alternative cleanup technologies. However, Tenneco believes that any additional costs which may arise as more information becomes available will not have a material adverse effect on its financial position or results of operations.

     (7) In the first quarter of 1999, Tenneco recorded an extraordinary loss for extinguishment of debt of $7 million (net of a $3 million income tax benefit), or $.04 per diluted common share. The loss related to early retirement of debt in connection with the sale of the containerboard assets.

     (8) In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. Tenneco is currently evaluating the new standard but has not yet determined the impact it will have on its financial position or results of operations.

     In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. The statement requires previously capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Prior to January 1, 1999, Tenneco capitalized certain costs related to start-up activities, primarily engineering costs for new automobile original equipment platforms. Tenneco adopted SOP 98-5 on January 1, 1999, and recorded an after-tax charge for the cumulative effect of this change in accounting principle of $102 million (net of a $50 million tax benefit), or $.61 per diluted common share. The change in accounting principle decreased income from

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

continuing operations by $2 million (net of a $1 million tax benefit), or $.01 per diluted common share for the six months ended June 30, 1999. If the new accounting method had been applied retroactively, income from continuing operations for the six months ended June 30, 1998, would have been lower by $13 million (net of a $8 million tax benefit), or $.08 per diluted common share. The change in accounting principle had no impact on the three months ended June 30, 1999. If the new accounting method had been applied retroactively, income from continuing operations for the three months ended June 30, 1998, would have been lower by $6 million (net of a $4 million tax benefit), or $.04 per diluted common share.

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

     Effective January 1, 1999, Tenneco changed its method of accounting for customer acquisition costs from a deferral method to an expense-as-incurred method. In connection with Tenneco's decision to separate its automotive and specialty packaging businesses into independent public companies, Tenneco determined that a change to an expense-as-incurred method of accounting for automotive aftermarket customer acquisition costs was preferable in order to permit improved comparability of stand-alone financial results with its aftermarket industry competitors. Tenneco recorded an after-tax charge for the cumulative effect of this change in accounting principle of $32 million (net of a $22 million tax benefit), or $.19 per diluted common share. The change in accounting principle increased income from continuing operations by $5 million (net of $4 million in income tax expense), or $.03 per diluted common share for the six months ended June 30, 1999. If the new accounting principle had been applied retroactively, income from continuing operations for the six months ended June 30, 1998, would have been lower by $2 million (net of a $1 million tax benefit), or $.01 per diluted common share. For the three months ended June 30, 1999, the change in accounting principle increased income from continuing operations by $2 million (net of $2 million in income tax expense), or $.01 per diluted common share. If the new accounting principle had been applied retroactively, income from continuing operations for the three months ended June 30, 1998, would have been higher by $2 million (net of $2 million in income tax expense), or $.01 per diluted common share.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     (9) Earnings from continuing operations per share of common stock outstanding were computed as follows:

                              THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                              ---------------------------   -------------------------
                                  1999           1998          1999          1998
                              ------------   ------------   -----------   -----------
                                   (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic Earnings Per Share --
     Income from continuing
       operations...........  $        83    $       114    $       105   $       175
                              ===========    ===========    ===========   ===========
     Average shares of
       common stock
       outstanding..........  167,119,483    169,174,444    166,937,362   169,341,555
                              ===========    ===========    ===========   ===========
     Earnings from
       continuing operations
       per average share of
       common stock.........  $       .50    $       .67    $       .63   $      1.03
                              ===========    ===========    ===========   ===========
Diluted Earnings Per Share--
     Income from continuing
       operations...........  $        83    $       114    $       105   $       175
                              ===========    ===========    ===========   ===========
     Average shares of
       common stock
       outstanding..........  167,119,483    169,174,444    166,937,362   169,341,555
     Effect of dilutive
       securities:
          Restricted
            stock...........       64,370         52,224         64,831        39,512
          Stock options.....           --        364,170             --       296,498
          Performance
            shares..........      318,028        278,865        317,219       259,111
                              -----------    -----------    -----------   -----------
     Average shares of
       common stock
       outstanding including
       dilutive
       securities...........  167,501,881    169,869,703    167,319,412   169,936,676
                              ===========    ===========    ===========   ===========
     Earnings from
       continuing operations
       per average share of
       common stock.........  $       .50    $       .67    $       .63   $      1.03
                              ===========    ===========    ===========   ===========

     (10) Tenneco is a global manufacturer with the following major operating segments:

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     The following table summarizes certain segment information of Tenneco's businesses:

                                                           SEGMENT
                                               -------------------------------   RECLASS
                                                            SPECIALTY               &
                                               AUTOMOTIVE   PACKAGING   OTHER     ELIMS    CONSOLIDATED
                                               ----------   ---------   ------   -------   ------------
                                                                      (MILLIONS)
FOR THE THREE MONTHS ENDED JUNE 30, 1999
Revenues from external customers.............    $  868      $  738     $   --    $  --       $1,606
Income (loss) before interest, income taxes,
  and minority interest......................        99         107        (10)      --          196

FOR THE THREE MONTHS ENDED JUNE 30, 1998
Revenues from external customers.............    $  864      $  731     $    7    $  --       $1,602
Income (loss) before interest, income taxes,
  and minority interest......................       130         101         (3)      --          228

AT JUNE 30, 1999, AND FOR THE SIX MONTHS THEN
  ENDED
Revenues from external customers.............    $1,657      $1,404     $   --    $  --       $3,061
Income (loss) before interest, income taxes,
  and minority interest......................       156         190        (50)      --          296
Extraordinary loss...........................        --          --         (7)      --           (7)
Cumulative effect of change in accounting
  principle..................................      (101)        (17)       (16)      --         (134)
Total assets (Note)..........................     2,765       3,296      1,601     (201)       7,461
Net assets of discontinued operations........        --          --        133       --          133

AT JUNE 30, 1998, AND FOR THE SIX MONTHS THEN
  ENDED
Revenues from external customers.............    $1,664      $1,361     $   10    $  --       $3,035
Income (loss) before interest, income taxes,
  and minority interest......................       219         175        (14)      --          380
Total assets (Note)..........................     2,796       3,373      1,740     (127)       7,782
Net assets of discontinued operations........        --          --        382       --          382

- -------------------------
Note: The Other segment's total assets includes pension assets retained by Tenneco related to certain employees of Tenneco's discontinued operations as well as the net assets of discontinued operations.

           The above notes are an integral part of the foregoing financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC ALTERNATIVES ANALYSIS

     In July 1998, Tenneco's Board of Directors authorized management to develop a broad range of strategic alternatives which could result in the separation of the automotive, paperboard packaging, and specialty packaging businesses. As part of that strategic alternatives analysis, Tenneco has taken the following actions:

     - In January 1999, Tenneco reached an agreement to contribute the containerboard assets of its paperboard packaging segment to a new joint venture with an affiliate of Madison Dearborn Partners, Inc. The contribution of the containerboard assets to the joint venture was completed in April 1999. Tenneco received consideration of cash and debt assumption totaling approximately $2 billion and a 45 percent common equity interest in the joint venture (now 43 percent due to subsequent management equity issuances) valued at approximately $200 million.

     - In April 1999, Tenneco reached an agreement to sell the paperboard packaging segment's other assets, its folding carton operations, to Caraustar Industries. This transaction closed in June 1999.

     - Also in April 1999, Tenneco announced that its Board of Directors had approved the separation of its automotive and specialty packaging businesses into two separate, independent companies.

     - In June 1999, Tenneco's Board of Directors approved a plan to sell Packaging's remaining interest in its containerboard joint venture. Tenneco expects the sale to be completed before the spin-off of the new packaging company discussed below.

     The containerboard assets contributed to the joint venture represented substantially all of the assets of the paperboard packaging segment and included four mills, 67 corrugated products plants, and an ownership or controlling interest in approximately 950,000 acres of timberland. Before the transaction, Tenneco Packaging borrowed approximately $1.8 billion and used approximately $1.2 billion to acquire assets used by the containerboard business under operating leases and timber cutting rights and to purchase containerboard business accounts receivable that had previously been sold to a third party. The remainder of the borrowings was remitted to Tenneco and used to repay a portion of short-term debt. Tenneco Packaging then contributed the containerboard business assets (subject to the new indebtedness and the containerboard business liabilities) to the joint venture in exchange for $247 million in cash and the 45 percent interest in the joint venture. As a result of the sale transaction, Tenneco recognized a pre-tax loss of $293 million, $178 million after-tax or $1.07 per diluted common share in the first quarter of 1999.

     As a result of the decision to sell the remaining interest in the containerboard joint venture, Tenneco's paperboard packaging segment is presented as a discontinued operation in the accompanying financial statements. Refer to Note 3 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries contained elsewhere in this document for further information.

     The separation of the automotive and packaging businesses will be accomplished by the spin-off of the common stock of Tenneco Packaging to Tenneco shareowners (the "Spin-off"). At the time of the Spin-off, the new Packaging company will include Tenneco's specialty packaging business, Tenneco's administrative services operations and the remaining interest in the containerboard joint venture if the sale has not been completed. Tenneco and Tenneco Packaging are, however, currently analyzing the alternatives with respect to the administrative services operations.

     Before the Spin-off, Tenneco will realign substantially all of its existing debt through some combination of tender offers, exchange offers, prepayments, and other refinancings. This debt realignment will be financed by internally generated cash, borrowings by Tenneco under a new credit facility, the issuance by Tenneco of subordinated debt, and borrowings by the new packaging company under a new credit facility. Tenneco currently expects that, subject to discussions with debt rating agencies, the debt of the new Packaging company will be rated investment grade and the debt of the automotive company will be rated non-investment grade.

     Also before the Spin-off, Tenneco will restructure its existing businesses, assets, and liabilities through a series of corporate restructuring transactions. As Tenneco is currently organized, ownership of its subsidiaries is based on geographic location and tax considerations rather than on the businesses in which the subsidiaries are involved. Therefore, Tenneco will need to restructure its existing businesses so that the assets, liabilities, and operations of its packaging business and administrative services operations will be owned by Tenneco Packaging, and the assets, liabilities, and operations of its automotive businesses will be owned by Tenneco.

     The Spin-off is subject to conditions, including formal declaration of the Spin-off by the Tenneco Board of Directors, a favorable determination that the Spin-off will be tax-free for U.S. federal income tax purposes, and the successful completion of the debt realignment and corporate restructuring transactions. Tenneco has requested a favorable ruling from the Internal Revenue Service on the tax-free nature of the Spin-off.

RESULTS OF CONTINUING OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999 AND 1998

  NET SALES AND OPERATING REVENUES

                                                               SECOND QUARTER
                                                        ----------------------------
                                                         1999      1998     % CHANGE
                                                        ------    ------    --------
                                                           (MILLIONS)
Automotive..........................................    $  868    $  864        --%
Specialty Packaging.................................       738       731         1
Intergroup sales and other..........................        --         7        NM
                                                        ------    ------
                                                        $1,606    $1,602        --%
                                                        ======    ======

     Tenneco Automotive's global revenue was $868 million for the second quarter of 1999, essentially flat with the $864 million recorded in the 1998 second quarter.

     Original equipment revenue increased 10 percent versus the prior year's quarter. Increases were achieved in North America, Europe and Asia/Pacific of $45 million, $6 million and $5 million, respectively as Tenneco Automotive placed its products on 20 new vehicle launches worldwide. Revenue in South America declined by $8 million primarily as a result of a currency devaluation in Brazil and troubled economic conditions in Brazil and Argentina.

     Worldwide aftermarket revenues declined by $44 million compared to the previous year's second quarter. Revenue declined by $23 million in North America as Tenneco Automotive discontinued some of its aftermarket sales programs and as aftermarket replacement rates declined. In the European market, high customer inventories and economic weakness in Russia and Eastern Europe contributed to lower revenues of $16 million. The decline of $6 million in South America was primarily attributable to the economic conditions in Brazil and Argentina and the currency devaluation in Brazil noted above.

     Specialty Packaging's revenue increased by 1 percent over last year's second quarter. The second-half 1998 acquisitions of Sentinel and Champion International's Belvidere, Illinois dual-ovenable paperboard tray manufacturing facility generated $10 million of revenue in the current quarter. Excluding these acquisitions, revenue was essentially flat as pricing declined in most products to reflect lower raw material costs. The lower pricing was offset by overall unit volume growth of 6 percent. The largest volume increases were in North American protective packaging, Hefty OneZip(R) bags, food service containers, disposable tableware, and industrial products.

  INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST (OPERATING INCOME)

     RESTRUCTURING AND OTHER CHARGES

     In the fourth quarter of 1998, Tenneco's Board of Directors approved an extensive restructuring plan designed to reduce administrative and operational overhead costs in every part of Tenneco's business. Tenneco recorded a pre-tax charge to income from continuing operations of $86 million, $55 million after-tax or $.33 per diluted common share. Of the pre-tax charge, for operational restructuring plans, $36 million related to the consolidation of the manufacturing and distribution operations of Automotive's North American aftermarket business and $10 million was recorded in the Specialty Packaging business. A staff and related cost reduction plan, which covers employees in both the operating units and at corporate, is expected to cost $40 million.

     The Automotive aftermarket restructuring involves closing two plant locations and five distribution centers, with the elimination of 302 positions at those locations. The Specialty Packaging restructuring plans involve the elimination of production lines at two plants resulting in the elimination of 104 positions. Additionally, Specialty Packaging will exit four joint ventures. The staff and related cost reduction plan involves the elimination of 638 administrative positions in Tenneco's two business units and its corporate operations.

     The fixed assets at the locations to be closed and for the production lines to be eliminated, as well as the joint venture investments, were written down to their estimated fair value. No significant cash proceeds are expected to be received from the ultimate disposal of these assets.

     As of June 30, 1999, approximately 902 employees have been terminated. To address customer service issues, the closure of one Automotive aftermarket distribution center has been delayed until the second quarter of 2000. All other restructuring actions are being executed according to the initial plan and are expected to be complete by the fourth quarter of 1999. During the six months ended June 30, 1999, the Automotive aftermarket business closed one plant location and four distribution centers.

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

     Amounts related to the restructuring plan are shown in the following table:

                                                                 SIX MONTHS ENDED JUNE 30, 1999
                                                              -------------------------------------
                                         DECEMBER 31, 1998                                 CHARGED     BALANCE AT
                                           RESTRUCTURING      RESTRUCTURING      CASH      TO ASSET     JUNE 30,
                                          CHARGE BALANCE         CHARGE        PAYMENTS    ACCOUNTS       1999
                                         -----------------    -------------    --------    --------    ----------
                                                                        (MILLIONS)
Severance............................           $30                $16           $18         $--          $28
Asset impairments....................            --                 13            --          13           --
Facility exit costs..................             2                 --             1          --            1
                                                ---                ---           ---         ---          ---
                                                $32                $29           $19         $13          $29
                                                ===                ===           ===         ===          ===

     INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST ("OPERATING INCOME")

                                                                SECOND QUARTER
                                                           ------------------------
                                                           1999    1998    % CHANGE
                                                           ----    ----    --------
                                                            (MILLIONS)
Automotive.............................................    $ 99    $130       (24)%
Specialty Packaging....................................     107     101         6
Other..................................................     (10)     (3)       NM
                                                           ----    ----
                                                           $196    $228       (14)%
                                                           ====    ====

     Automotive's operating income was $31 million lower for 1999's second quarter than for the comparable period of 1998. The decline was primarily attributable to soft North American and European aftermarkets and a higher level of research and development investment in the European original equipment business.

     Aftermarket operating income declined by 42 percent compared to 1998's second quarter. Unfavorable currency impacts reduced operating income by $5 million. The balance of the reduction in income was primarily attributable to the lower level of revenue as discussed above.

     Specialty Packaging's operating income increased by $6 million versus the same quarter in the prior year. The second-half 1998 acquisitions of Sentinel and Champion International's Belvidere, Illinois dual-ovenable paperboard tray manufacturing facility contributed $2 million. Also included in the current year's quarter was $3 million of non-recurring Year 2000 remediation costs, and $3 million of overhead costs that Specialty Packaging incurred related to the separation of the Paperboard business. Adjusting for these two items, Specialty Packaging's operating income improved by 12 percent for the quarter. This improvement was primarily driven by lower manufacturing costs as strong unit volumes were offset by a temporary lag in passing through rising raw material costs during the quarter.

     Tenneco's "Other" operating loss for both periods reflects unallocated corporate overhead and costs at Tenneco's administrative services operations.

  INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

     For the quarter ended June 30, 1998, Tenneco allocated $10 million of pre-tax interest expense to the discontinued paperboard operations. Adjusting for this allocation, interest expense was $7 million lower in the second quarter of 1999 than the comparable period in 1998. The lower interest expense is primarily attributable to debt reduction from the proceeds of the sale of Tenneco's containerboard interest early in the second quarter of 1999.

  INCOME TAXES

     Tenneco's effective tax rate for the second quarter of 1999 was 36 percent compared to 31 percent in the second quarter last year. The 1998 second quarter rate was lower as a result of certain non-recurring state tax benefits in that quarter.

  MINORITY INTEREST

     Minority interest is primarily composed of dividends on the preferred stock of a U.S. subsidiary.

DISCONTINUED OPERATIONS

     In June 1999, Tenneco's Board of Directors approved a plan to sell Packaging's remaining interest in its containerboard joint venture. Tenneco expects the sale to be completed before the Spin-off. As a result, Tenneco's paperboard packaging operations have been reflected as discontinued operations.

     Revenues and income for the paperboard packaging discontinued operations are shown in the following table:

                                                              THREE MONTHS
                                                                 ENDED
                                                                JUNE 30,
                                                              ------------
                                                              1999    1998
                                                              ----    ----
Net sales and operating revenues............................  $53     $394
                                                              ===     ====
Income before income taxes and interest allocation..........  $ 4     $ 32
Income tax (expense) benefit................................   (4)     (12)
                                                              ---     ----
Income before interest allocation...........................   --       20
Allocated interest expense, net of income tax...............   --       (6)
                                                              ---     ----
Income from discontinued operations before disposition......   --       14
Gain (loss) on disposition, net of income tax...............    9        9
                                                              ---     ----
Income (loss) from discontinued operations..................  $ 9     $ 23
                                                              ===     ====

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

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. This statement requires previously capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Prior to January 1, 1999, Tenneco capitalized certain costs related to start-up activities, primarily engineering costs for new automobile original equipment platforms. Tenneco adopted SOP 98-5 on January 1, 1999, and recorded an after-tax charge for the cumulative effect of this change in accounting principle of $102 million (net of a $50 million tax benefit), or $.61 per diluted common share. The change in accounting principle decreased income from continuing operations by $2 million (net of a $1 million tax benefit), or $.01 per diluted common share for the six months ended June 30, 1999. If the new accounting method had been applied retroactively, income from continuing operations for the six months ended June 30, 1998, would have been lower by $13 million (net of an $8 million tax benefit), or $.08 per diluted common share. The change in accounting principle had no impact on the three months ended June 30, 1999. If the new accounting method had been applied retroactively, income from continuing operations for the three months ended June 30, 1998, would have been lower by $6 million (net of a $4 million tax benefit), or $.04 per diluted common share.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. Tenneco is currently evaluating the new standard but has not yet determined the impact it will have on its financial position or results of operations.

     Effective January 1, 1999, Tenneco changed its method of accounting for customer acquisition costs from a deferral method to an expense-as-incurred method. In connection with Tenneco's decision to separate its automotive and specialty packaging businesses into independent public companies, Tenneco determined that a change to an expense-as-incurred method of accounting for automotive aftermarket customer acquisition costs was preferable in order to permit improved comparability of stand-alone financial results with its aftermarket industry competitors. Tenneco recorded an after-tax charge for the cumulative effect of this change in accounting principles of $32 million (net of a $22 million tax benefit), or $.19 per diluted common share. The change in accounting principle increased income from continuing operations by $5 million (net of $4 million in income tax expense), or $.03 per diluted common share for the six months ended June 30, 1999. If the new accounting principle had been applied retroactively, income from continuing operations for the six months ended June 30, 1998, would have been lower by $2 million (net of a $1 million tax benefit), or $.01 per diluted common share. For the three months ended June 30, 1999, the change in accounting principle increased income from continuing operations by $2 million (net of $2 million in income tax expense), or $.01 per diluted common share. If the new accounting principle had been applied retroactively, income from continuing operations for the three months ended June 30, 1998, would have been higher by $2 million (net of $2 million in income tax expense), or $.01 per diluted common share.

EARNINGS PER SHARE

     Income from continuing operations was $.50 per diluted common share for the second quarter of 1999, compared to $.67 per diluted common share for last year's quarter. Discontinued operations generated income of $.05 per diluted common share during this year's quarter compared to income of $.14 per diluted common share for the prior year's quarter. Net income was $.55 per diluted common share for the second quarter of 1999, compared to $.81 per diluted common share in last year's quarter.

RESULTS OF CONTINUING OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

NET SALES AND OPERATING REVENUES

                                                         SIX MONTHS ENDED JUNE 30,
                                                        ----------------------------
                                                         1999      1998     % CHANGE
                                                        ------    ------    --------
                                                           (MILLIONS)
Automotive..........................................    $1,657    $1,664      --%
Specialty Packaging.................................     1,404     1,361       3
Intergroup sales and other..........................        --        10      NM
                                                        ------    ------
                                                        $3,061    $3,035       1%
                                                        ======    ======

     Tenneco Automotive's global revenue was $1,657 million for the first half of 1999, essentially flat with the $1,664 million recorded in the comparable period of 1998.

     Original equipment revenue increased 9 percent versus the first half of the prior year. Increases were achieved in North America, Europe and Asia/Pacific of $65 million, $31 million and $6 million, respectively as Tenneco Automotive continued to place its products on many of the world's best selling vehicles, including the top 10 selling light trucks and sport utility vehicles in North America. Revenue in South America declined by $15 million primarily as a result of troubled economic conditions in Brazil and Argentina and a currency devaluation in Brazil.

     Worldwide aftermarket revenues declined by $94 million compared to the previous year's first half. Decreases of $57 million in North America and $26 million in Europe were primarily attributable to overall softness during the quarter while North America was further impacted by a reduction in customer incentive programs. The decline of $13 million in South America was primarily attributable to the economic conditions in Brazil and Argentina and the currency devaluation in Brazil noted above.

     Specialty Packaging's revenue increased by 3 percent over the first half of 1998. The second-half 1998 acquisitions of Sentinel and Champion International's Belvidere, Illinois dual-ovenable paperboard tray manufacturing facility generated $21 million of the revenue increase. Lower prices due to lower raw material costs were offset by overall unit volume growth of 8 percent. The largest increases were in North American protective packaging, Hefty OneZip(R) bags, foodservice containers, disposable tableware and industrial products.

OPERATING INCOME

                                                          SIX MONTHS ENDED JUNE 30,
                                                         ----------------------------
                                                         1999      1998      % CHANGE
                                                         ----      ----      --------
                                                           (MILLIONS)
Automotive...........................................    $156      $219        (29)%
Specialty Packaging..................................     190       175          9
Other................................................     (50)      (14)        NM
                                                         ----      ----
                                                         $296      $380        (22)%
                                                         ====      ====

     Automotive's operating income was $63 million lower for 1999's first half than for the comparable period of 1998. Original equipment operating income was down 14 percent from 1998's first half. Higher costs related to a first quarter 1999 change in accounting for platform start-up costs from a capitalization to an expense basis and unfavorable currency impacts lowered income by $4 million and $6 million, respectively. The balance of the decline in original equipment income was attributable to pricing actions and product mix.

     Aftermarket operating income declined by 46 percent compared to 1998's first half. Unfavorable currency impacts reduced income by $6 million. The balance of the reduction in income was attributable to the lower level of revenue as discussed above.

     Specialty Packaging's operating income increased by $15 million over the comparable period of 1998. The second half acquisitions of Sentinel and Champion International's Belvidere, Illinois dual-ovenable paperboard tray manufacturing facility produced $4 million during the first half of 1999. First half operating income also reflected $5 million of non-recurring Year 2000 and systems implementation costs, and $3 million of overhead costs related to the separation of the Paperboard business. Adjusting for these two items, Specialty Packaging's operating income improved by 13 percent. This improvement was driven by lower manufacturing costs and strong unit volumes partially offset by lags in passing through rising raw material costs.

     Tenneco's "Other" operating loss for both periods reflects unallocated corporate overhead and costs at Tenneco's data center and administrative service center operations. In addition, the first half of 1999 includes a $29 million charge recorded in the first quarter to realign Tenneco's headquarters functions as discussed above in the Restructuring and Other Charges section.

  INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

     For the six months ended June 30, 1998, Tenneco allocated $20 million in interest expense to the discontinued paperboard operations. For the comparable period in 1999, $8 million in interest expense was allocated to discontinued operations. Including the allocations, interest expense was the same in the first six months of 1998 and 1999. The second quarter 1999 interest savings generated from the use of the proceeds from the sale of the containerboard business was offset by borrowings made since June 30, 1998 to finance capital expenditures, acquisitions, net share repurchases and other investments which were in excess of cash provided by operations.

  INCOME TAXES

     Tenneco's effective tax rate for the first half of 1999 was 36 percent compared to 33 percent in the first half of last year. The 1998 first half rate was lower as a result of certain non-recurring state tax benefits.

  MINORITY INTEREST

     Minority interest is primarily composed of dividends on the preferred stock of a U.S. subsidiary. The $2 million favorable variance versus last year's first half, however, is primarily attributable to lower earnings in Tenneco Automotive's joint venture.

DISCONTINUED OPERATIONS

     In June 1999, Tenneco's Board of Directors approved a plan to sell Packaging's remaining interest in its containerboard joint venture. Tenneco expects the sale to be completed before the Spin-off. As a result, Tenneco's paperboard packaging operations have been reflected as discontinued operations.

     Revenues and income for the paperboard packaging discontinued operations are shown in the following table:

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                              --------------
                                                               1999    1998
                                                              ------   -----
Net sales and operating revenues............................  $ 445    $770
                                                              =====    ====
Income before income taxes and interest allocation..........  $  22    $ 66
Income tax (expense) benefit................................    (11)    (26)
                                                              -----    ----
Income before interest allocation...........................     11      40
Allocated interest expense, net of income tax...............     (5)    (12)
                                                              -----    ----
Income from discontinued operations before disposition......      6      28
Gain (loss) on disposition, net of income tax...............   (169)      9
                                                              -----    ----
Income (loss) from discontinued operations..................  $(163)   $ 37
                                                              =====    ====

EARNINGS PER SHARE

     Income from continuing operations was $.63 per diluted common share for the first half of 1999, compared to $1.03 per diluted common share in the same period last year. Discontinued operations generated a loss of $.98 per diluted common share during the first 6 months of 1999 compared to income of $.22 per diluted common share for the prior year period. The current year period also included a $.04 per diluted common share extraordinary loss on early retirement of debt in connection with the sale of the containerboard assets, and $.80 per diluted common share of charges related to the cumulative effect of changes in accounting principles noted above. Net loss was $1.19 per diluted common share for the first half of 1999, compared to net income of $1.25 per diluted common share in the comparable period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

  CAPITALIZATION

                                                    JUNE 30,    DECEMBER 31,
                                                      1999          1998        % CHANGE
                                                    --------    ------------    --------
                                                           (MILLIONS)
Short-term debt and current maturities..........     $  573        $  900
Long-term debt..................................      2,326         1,983
Debt allocated to discontinued operations.......         --           548
                                                     ------        ------
Total debt......................................      2,899         3,431          (15)%
Minority interest...............................        425           421            1
Common shareowners' equity......................      2,122         2,504          (15)
                                                     ------        ------
          Total capitalization..................     $5,446        $6,356          (14)%
                                                     ======        ======

     Tenneco's debt to capitalization ratio was 53.2 percent at June 30, 1999, compared to 54.0 percent at December 31, 1998. The decrease in the ratio is attributable to lower debt resulting from the use of the proceeds from the April 1999 containerboard transaction to reduce short-term debt. The effect on the ratio of the debt reduction was, however, partially offset by an equity decline. The equity decline resulted from the net loss for the first six months of 1999 of $199 million, common stock dividends of $100 million, and adverse changes in the cumulative translation adjustment of $103 million. Tenneco issued $20 million in common stock during the six month period for employee benefit and dividend reinvestment plans.

     Following Tenneco's series of announcements regarding its strategic alternatives, Standard and Poor's and Moody's debt rating agencies are continuing to review the ratings on Tenneco's debt pending further information about the debt profile of the new companies. In consideration of the rating agency actions and the requirement to realign Tenneco's long-term debt to accomplish the Spin-off, Tenneco continues to finance its requirements with short-term debt. Tenneco believes that its existing committed credit facility is adequate to meet its 1999 capital requirements, including scheduled long-term debt retirements of $250 million. Additional credit facilities will be required in order to accomplish the debt realignment. Tenneco believes it can obtain the necessary credit arrangements to complete the debt realignment at commercially reasonable rates.

  CASH FLOWS

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                                ---------------
                                                                 1999     1998
                                                                ------    -----
                                                                  (MILLIONS)
Cash provided (used) by:
  Operating activities......................................    $ (181)   $ 178
  Investing activities......................................      (965)    (314)
  Financing activities......................................     1,170      125

     OPERATING ACTIVITIES

     Cash flow provided by continuing operating activities declined by $189 million for the first six months of 1999 compared to the comparable 1998 period. Tenneco invested $106 million more in working capital for the six months ended June 30, 1999 compared to the 1998 period. This was attributable to increased receivables, a seasonal build in inventories, and higher tax payments during the 1999 period. A lower level of income before non-cash charges for depreciation and deferred income taxes and gains on asset sales accounted for the majority of the remaining change.

     Cash provided by Tenneco's discontinued paperboard operations declined by $170 million in the first six months of 1999 compared to the 1998 period. This is primarily attributable to the purchase of containerboard business accounts receivable in contemplation of the sale of the containerboard business in April. Additionally, lower linerboard and medium prices resulted in lower operating cash flow for the containerboard business.

     INVESTING ACTIVITIES

     Excluding the effects of the discontinued paperboard operations, cash used by investing activities was lower during the first six months of 1999 by $121 million compared to the first six months of 1998. Reduced capital spending, lower systems related expenditures and lower acquisition activity contributed to the decline.

     During the second quarter of 1999, Tenneco acquired for approximately $1.1 billion certain assets previously used by the containerboard business under operating leases and timber cutting rights. This was required in order to complete the April containerboard sale. The source of the funds for these capital expenditures was borrowings by Tenneco Packaging prior to the containerboard sale. See "Financing Activities" below. Tenneco also received approximately $300 million in proceeds related to the containerboard and folding carton sale transactions.

     FINANCING ACTIVITIES

     Absent the borrowings required to complete the containerboard sale transaction, cash used by financing activities was $590 million for the first six months of 1999. This primarily reflected the use of the net proceeds of the containerboard sale transaction to reduce Tenneco's short-term debt.

     Before the containerboard sale transaction, Tenneco Packaging borrowed approximately $1.8 billion. These borrowings were used to acquire the assets used under operating leases and timber cutting rights described under "Investing Activities" above, and to purchase the containerboard business accounts receivable described under "Operating Activities" above. Tenneco Packaging remitted the balance of the borrowings to Tenneco to retire short-term debt. Tenneco Packaging contributed the containerboard business to the new joint venture subject to the approximately $1.8 billion in new debt. The debt reduction which resulted from this contribution is shown on the Statements of Cash Flows as a non-cash financing activity.

YEAR 2000

     Many computer software systems, as well as some hardware and equipment utilizing date-sensitive data, were designed to use a two-digit date field. Consequently, these systems will not be able to properly recognize dates beyond the year 1999 ("the Year 2000 issue"). Tenneco's significant technology transformation projects have addressed the Year 2000 issue in those areas where replacement systems are being installed for other business reasons. Where existing systems and equipment are expected to remain in place beyond 1999, Tenneco has a detailed process in place to identify and assess Year 2000 issues and to remediate, replace or establish alternative procedures addressing non-Year 2000 compliant systems, hardware, and equipment.

     Tenneco has substantially completed inventorying its systems and equipment, including computer systems and business applications, as well as date-sensitive technology embedded in its equipment and facilities. Tenneco continues to plan for and undertake remediation, replacement, or establishment of alternative procedures for non-compliant Year 2000 systems and equipment; and test remediated, replaced or alternative procedures for systems and equipment.

     Tenneco believes that approximately 85 percent of its major business applications systems and approximately 90 to 95 percent of its manufacturing equipment had achieved Year 2000 compliance as of June 30, 1999. Tenneco has confirmed that none of its products are date-sensitive. Remediation, replacement, or establishment of alternative procedures for systems and equipment have been and are being undertaken on a business priority basis. This is ongoing and was completed at some locations in 1998 with the remainder to be completed through the third quarter of 1999. Testing will occur in the same time frame.

     Tenneco has also contacted its major suppliers, financial institutions, and others with whom it conducts business to determine whether they will be able to resolve in a timely manner Year 2000 problems possibly affecting Tenneco. A majority of these entities, including all critical suppliers, have responded by advising as to the status of their efforts to become Year 2000 compliant. This process is ongoing. Tenneco intends to continue corresponding with critical high risk third parties to obtain updates on their Year 2000 efforts and to assess new suppliers, financial institutions and others with whom it begins to conduct business.

     Based upon current estimates, Tenneco believes that costs to address Year 2000 issues and implement necessary changes to its existing systems and equipment, including costs incurred to date, will range from $40 to $50 million. As of June 30, 1999, approximately $30 million of the costs had been incurred. These costs are being expensed as they are incurred, except that in some instances Tenneco may determine that replacing existing computer systems or equipment may be more effective and efficient, particularly where additional functionality is available. These replacements would be capitalized and would reduce the estimated expense associated with Year 2000 issues.

     If Tenneco is unable to complete on a timely and cost-effective basis the remediation or replacement of critical systems or equipment not yet in compliance, or develop alternative procedures, or if those with whom Tenneco conducts business are unsuccessful in implementing timely solutions, Year 2000 issues could have a material adverse effect on Tenneco's financial condition or results of operations. Possible worst case scenarios include interruptions in Tenneco's ability to manufacture its products, process and ship orders, and bill and collect accounts receivable due to internal systems failures or the systems failures of its suppliers or customers. Tenneco believes it will be able to timely resolve its own Year 2000 issues.

     As part of its planning and readiness activities, Tenneco is developing Year 2000 contingency plans for critical business processes such as banking, data center operations and just-in-time manufacturing operations. Contingency plans are being developed on a business unit basis, where needed, to respond to previously undetected Year 2000 problems and business interruption from suppliers. Contingency plans will include alternative suppliers, as necessary, and assuring the availability of key personnel at year end to address unforeseen Year 2000 problems.

EURO CONVERSION

     The European Monetary Union resulted in the adoption of a common currency, the "Euro," among eleven European nations. The Euro is being adopted over a three-year transition period beginning January 1, 1999. In October 1997, Tenneco established a cross-functional Euro Committee, comprised of representatives of the Company's operational divisions as well as its corporate offices. That Committee had two principal objectives: (i) to determine the impact of the Euro on the Company's business operations, and (ii) to recommend and facilitate implementation of those steps necessary to ensure that Tenneco would be fully prepared for the Euro's introduction. As of January 1, 1999, Tenneco implemented those Euro conversion procedures that it had determined to be necessary and prudent to adopt by that date, and is on track to becoming fully "Euro ready" on or before the conclusion of the three-year Euro transition period. Tenneco believes that the costs associated with transitioning to the Euro will not be material to its consolidated financial position or the results of its operations.

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          The Annual Meeting of Shareowners of the Company was held on May 11, 1999. The following matters were voted upon at the meeting and the votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, as to each such matter is also included:

     (a) Elections of directors for a term to expire at the year 2002 Annual Meeting of Shareowners:

                                                            FOR       WITHHELD
                                                        -----------   ---------
Sir David Plastow.....................................  143,386,811   7,277,866
Paul T. Stecko........................................  146,580,861   4,083,836

     (b) To approve the appointment of Arthur Andersen LLP as independent public accountants for Tenneco Inc. for the year 1999:

         FOR            AGAINST    ABSTAINED   BROKER NON-VOTE
- ---------------------  ---------   ---------   ---------------
     148,996,255       1,120,390    583,699          -0-

     (c) To approve of a stockholder proposal concerning the election of the Board of Directors:

         FOR            AGAINST     ABSTAINED   BROKER NON-VOTE
- ---------------------  ----------   ---------   ---------------
     80,473,124        55,265,742   1,758,134     13,203,344

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

          The exhibits filed herewith are listed in the exhibit index which follows the signature page and immediately precedes the exhibits filed.

     (b) Reports on Form 8-K.

          On April 27, 1999, the Company filed a Current Report on Form 8-K to report the contribution of the containerboard assets of its paperboard packaging segment to a new joint venture with an affiliate of Madison Dearborn Partners, Inc.

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

                                          TENNECO INC.

                                          By:     /s/ ROBERT T. BLAKELY
                                            ------------------------------------
                                                     Robert T. Blakely
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: August 3, 1999

                                    EXHIBITS

     The following exhibits are filed with Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, or incorporated therein by reference (exhibits designated by an asterisk are filed with the Report; all other exhibits are incorporated by reference):

 EXHIBIT
 NUMBER                                DESCRIPTION
- ---------                              -----------
  2        --  None.
  3.1(a)   --  Restated Certificate of Incorporation of Tenneco Inc. dated
               December 11, 1996 (incorporated herein by reference from
               Exhibit 3.1(a) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1997, File No. 1-12387).
  3.1(b)   --  Certificate of Amendment, dated December 11, 1996
               (incorporated herein by reference from Exhibit 3.1(c) of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1997, File No. 1-12387).
  3.1(c)   --  Certificate of Ownership and Merger, dated July 8, 1997
               (incorporated herein by reference from Exhibit 3.1(d) of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1997, File No. 1-12387).
  3.1(d)   --  Certificate of Designation of Series B Junior Participating
               Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of Tenneco Inc.'s Quarterly
               Report on Form 10-Q for the quarter ended September 30,
               1998, File No. 1-12387).
  3.1(e)   --  Certificate of Elimination of the Series A Participating
               Junior Preferred Stock of Tenneco Inc. dated September 11,
               1998 (incorporated herein by reference from Exhibit 3.1(e)
               of Tenneco Inc.'s Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1998, File No. 1-12387).
  3.2      --  Amended By-laws of Tenneco Inc. (incorporated herein by reference from Exhibit 3.2 of Tenneco Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998, File No.
               1-12387).
  4.1      --  Form of Specimen Stock Certificate of Tenneco Inc. Common
               Stock (incorporated herein by reference from Exhibit 4.1 of
               Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-12387).
  4.2      --  Qualified Offer Plan Rights Agreement dated as of September
               8, 1998, by and between Tenneco Inc. and First Chicago Trust
               Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of Tenneco Inc.'s Current Report on Form 8-K dated September 24, 1998, File No. 1-12387).
  4.3(a)   --  Indenture, dated as of November 1, 1996, between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.1 of Tenneco Inc.'s Form S-4, Registration No.
               333-14003).
  4.3(b)   --  First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(b) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(c)   --  Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(c) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                DESCRIPTION
- ---------                              -----------
  4.3(d)   --  Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(d) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(e)   --  Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(e) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(f)   --  Fifth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(f) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(g)   --  Sixth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(g) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(h)   --  Seventh Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.3(h) of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
  4.3(i)   --  Eighth Supplemental Indenture, dated as of April 28, 1997, to Indenture, dated as of November 1, 1996 between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.1 of Tenneco Inc.'s Current Report on Form 8-K
               dated April 23, 1997, File No. 1-12387).
  4.3(j)   --  Ninth Supplemental Indenture, dated as of April 28, 1997, to
               Indenture, dated as of November 1, 1996, between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.2 of Tenneco Inc.'s Current Report on Form 8-K
               dated April 23, 1997, File No. 1-12387).
  4.3(k)   --  Tenth Supplemental Indenture, dated as of July 16, 1997, to
               Indenture, dated as of November 1, 1996, between Tenneco
               Inc. (formerly New Tenneco Inc.) and The Chase Manhattan
               Bank, as Trustee (incorporated herein by reference from
               Exhibit 4.1 of Tenneco Inc.'s Current Report on Form 8-K
               dated June 11, 1997, File No. 1-12387).
  4.3(l)   --  Registration Rights Agreement dated as of August 28, 1998 by and between Tenneco Inc. and Dana G. Mead, Theodore R.
               Tetzlaff, Paul T. Stecko and Robert T. Blakely, not
               individually but solely as trustees under that certain
               Tenneco Inc. Rabbi Trust dated as of August 28, 1998
               (incorporated herein by reference from Exhibit 4.3(l) of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1998, File No. 1-12387).
  9        --  None.
 10.1      --  Distribution Agreement, dated November 1, 1996, by and among
               El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
               Tenneco Inc. (formerly New Tenneco Inc.), and Newport News
               Shipbuilding Inc. (incorporated herein by reference from
               Exhibit 2 of Tenneco Inc.'s Form 10, File No. 1-12387).

 EXHIBIT
 NUMBER                                DESCRIPTION
- ---------                              -----------
 10.2      --  Amendment No. 1 to Distribution Agreement, dated as of
               December 11, 1996, by and among El Paso Tennessee Pipeline
               Co. (formerly Tenneco Inc.), Tenneco Inc. (formerly New
               Tenneco Inc.), and Newport News Shipbuilding Inc.
               (incorporated herein by reference from Exhibit 10.2 of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1996, File No. 1-12387).
 10.3      --  Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
               Tenneco Inc.), Tenneco Inc. (formerly New Tenneco Inc.), and
               Newport News Shipbuilding Inc. (incorporated herein by
               reference from Exhibit 10.3 of Tenneco Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, File No.
               1-12387).
 10.4      --  Benefits Agreement, dated December 11, 1996, by and among El
               Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), Tenneco
               Inc. (formerly New Tenneco Inc.), and Newport News
               Shipbuilding Inc. (incorporated herein by reference from
               Exhibit 10.4 of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
 10.5      --  Insurance Agreement, dated December 11, 1996, by and among
               El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
               Tenneco Inc. (formerly New Tenneco Inc.), and Newport News
               Shipbuilding Inc. (incorporated herein by reference from
               Exhibit 10.5 of Tenneco Inc.'s Annual Report on Form 10-K
               for the year ended December 31, 1996, File No. 1-12387).
 10.6      --  Tax Sharing Agreement, dated December 11, 1996, by and among
               El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
               Newport News Shipbuilding Inc., Tenneco Inc. (formerly New
               Tenneco Inc.), and El Paso Natural Gas Company (incorporated herein by reference from Exhibit 10.6 of Tenneco Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1996, File No. 1-12387).
 10.7      --  First Amendment to Tax Sharing Agreement, dated as of
               December 11, 1996 among El Paso Tennessee Pipeline Co.
               (formerly Tenneco Inc.), Tenneco Inc. (formerly New Tenneco
               Inc.) and Newport News Shipbuilding Inc. (incorporated
               herein by reference from Exhibit 10.7 of Tenneco Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1996, File No. 1-12387).
 10.8      --  Transition Services Agreement, dated June 19, 1996, by and among, Tenneco Business Services, Inc., El Paso Tennessee
               Pipeline Co. (formerly Tenneco Inc.) and El Paso Natural Gas
               Company (incorporated herein by reference from Exhibit 10.8 of Tenneco Inc.'s Annual Report on Form 10-K for the year
               ended December 31, 1996, File No. 1-12387).
 10.9      --  Trademark Transition License Agreement, dated December 11,
               1996, by and between Newport News Shipbuilding Inc. and
               Tenneco Inc. (formerly New Tenneco Inc.) (incorporated
               herein by reference from Exhibit 10.9 of Tenneco Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1996, File No. 1-12387).
 10.10     --  Trademark Transition License Agreement, dated December 11,
               1996, by and between Tenneco Inc. (formerly New Tenneco
               Inc.) and El Paso Tennessee Pipeline Co. (formerly Tenneco
               Inc.) (incorporated herein by reference from Exhibit 10.10 of Tenneco Inc.'s Annual Report on Form 10-K for the year
               ended December 31, 1996, File No. 1-12387).
 10.11     --  1997 Tenneco Inc. Board of Directors Deferred Compensation
               Plan (incorporated herein by reference from Exhibit 10.11 of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1997, File No. 1-12387).
 10.12     --  Executive Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.12 of Tenneco Inc.'s Annual
               Report on Form 10-K for the year ended December 31, 1997,
               File No. 1-12387).
 10.13     --  Tenneco Inc. Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.13 of Tenneco Inc.'s Annual
               Report on Form 10-K for the year ended December 31, 1997,
               File No. 1-12387).

 EXHIBIT
 NUMBER                                DESCRIPTION
- ---------                              -----------
*10.14     --  Amended and Restated Tenneco Inc. Supplemental Executive
               Retirement Plan.
 10.15     --  Amended and Restated Tenneco Inc. Change in Control
               Severance Benefit Plan for Key Executives (incorporated
               herein by reference from Exhibit 10.16 of Tenneco's Form 10,
               File No. 1-12387).
 10.16     --  Amended and Restated Tenneco Benefits Protection Trust
               (incorporated herein by reference from Exhibit 10.18 of
               Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended 3/31/98, File No. 1-12387).
 10.17     --  Employment Agreement, dated March 12, 1992 between Dana G.
               Mead and Tenneco Inc. (incorporated herein by reference from
               Exhibit 10.19 of Tenneco's Form 10, File No. 1-12387).
 10.18     --  Employment Agreement, dated December 3, 1993 between Paul T.
               Stecko and Tenneco Packaging Inc. (incorporated herein by
               reference from Exhibit 10.20 of Tenneco's Form 10, File No.
               1-12387).
 10.19     --  Agreement, dated September 9, 1992 between Theodore R.
               Tetzlaff and Tenneco Inc. (incorporated herein by reference from Exhibit 10.21 of Tenneco's Form 10, File No. 1-12387).
 10.20     --  1996, Tenneco Inc. Stock Ownership Plan, as amended
               (incorporated herein by reference from Exhibit 10.11 of
               Tenneco Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1997, File No. 1-12387).
 10.21     --  Professional Services Agreement, dated August 22, 1996, by and between Tenneco Business Services Inc. and Newport News
               Shipbuilding Inc. (incorporated herein by reference from
               Exhibit 10.28 of Tenneco Inc.'s Form 10, File No. 1-12387).
 10.22     --  Tenneco Inc. Rabbi Trust (incorporated herein by reference from Exhibit 10.22 of Tenneco Inc.'s Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1998, File No.
               1-12387).
*10.23     --  Tenneco Inc. Rabbi Trust Appointment of Successor Trustee
               dated May 31, 1999.
 10.24     --  Letter Agreement dated September 24, 1998 between Robert T.
               Blakely and Tenneco Inc. (incorporated herein by reference from Exhibit 10.23 of Tenneco Inc.'s Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1998, File No.
               1-12387).
 10.25     --  Letter Agreement dated September 24, 1998 between John J.
               Castellani and Tenneco Inc. (incorporated herein by
               reference from Exhibit 10.28 of Tenneco Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998, File No.
               1-12387).
*10.26     --  Tenneco Benefits Protection Trust Appointment of Successor
               Trustee dated May 31, 1999.
 10.27     --  Contribution Agreement, dated as of January 25, 1999, among
               Tenneco Packaging Inc., PCA Holdings LLC, and Packaging
               Corporation of America (incorporated herein by reference
               from Exhibit 10.30 of Tenneco Inc.'s Annual Report on Form
               10-K for the year ended December 31, 1998, File No.
               1-12387).
 10.28     --  Letter Agreement (the "Letter Agreement"), dated as of April
               12, 1999, among Tenneco Packaging Inc., PCA Holdings LLC and
               Packaging Corporation of America, amending the Contribution
               Agreement (incorporated herein by reference from Exhibit
               10.31 of Tenneco Inc.'s Current Report on Form 8-K dated
               April 12, 1999, File No. 1-12387).
 10.29     --  Stockholders Agreement, as amended, dated as of April 12,
               1999, among Tenneco Packaging Inc., PCA Holdings LLC and
               Packaging Corporation of America (incorporated herein by
               reference from Exhibit 10.32 of Tenneco Inc.'s Current
               Report on Form 8-K dated April 12, 1999, File No. 1-12387).
 10.30     --  Registration Rights Agreement, as amended, dated as of April
               12, 1999, among Tenneco Packaging Inc., PCA Holdings LLC and
               Packaging Corporation of America (incorporated herein by
               reference from Exhibit 10.33 of Tenneco Inc.'s Current
               Report on Form 8-K dated April 12, 1999, File No. 1-12387).

 EXHIBIT
 NUMBER                                DESCRIPTION
- ---------                              -----------
 10.31     --  Agreement, dated as of April 12, 1999, among Tenneco Inc.,
               Tenneco Management Company, Tenneco Packaging Inc., and Paul
               T. Stecko. (incorporated herein by reference from Exhibit
               10.30 of Tenneco Inc.'s Quarterly Report on Form 10-Q for
               the quarter ended March 31, 1999, File No. 1-12387).
 11        --  None.
*12        --  Computation of Ratio of Earnings to Fixed Charges.
 18        --  None.
 22        --  None.
 23        --  None.
 24        --  None.
*27.1      --  Financial Data Schedule for the six months ended June 30,
               1997.
*27.2      --  Financial Data Schedule, as reclassified where appropriate, for the six months ended June 30, 1998.
 28        --  None.
 99        --  None.

- -------------------------
Note: Exhibits designated by an asterisk are filed with this Report; all others are incorporated by reference.

                                 [TENNECO LOGO]