Form 10-Q/A
period 1999-06-30
TENNECO INC /DE
filed 1999-09-10
CIK 1024725

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-Q/A


                               (AMENDMENT NO. 1)


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Tenneco Inc. (the "Company" or the "Registrant") hereby amends Item 4 of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 as follows:



ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS



     The Annual Meeting of Shareowners of the Company was held on May 11, 1999. The following matters were voted upon at the meeting and the votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, as to each such matter is also included:



          (a) Elections of directors for a term to expire at the year 2002 Annual Meeting of Shareowners:



                                                            FOR       WITHHELD
                                                        -----------   ---------
Sir David Plastow.....................................  143,386,811   7,277,866
Paul T. Stecko........................................  146,580,861   4,083,836



          (b) To approve the appointment of Arthur Andersen LLP as independent public accountants for Tenneco Inc. for the year 1999:



    FOR        AGAINST    ABSTAINED   BROKER NON-VOTE
-----------   ---------   ---------   ---------------
148,996,255   1,120,390    583,699          -0-



          (c) To approve of a stockholder proposal to establish the annual elections of directors whereby directors would be elected annually and not by classes:



    FOR        AGAINST    ABSTAINED   BROKER NON-VOTE
-----------   ---------   ---------   ---------------
80,473,124    55,265,742  1,758,134     13,203,344

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

Date: September 10, 1999