Form 10-Q
period 1999-09-30
TENNECO AUTOMOTIVE INC
filed 1999-11-15
CIK 1024725

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          COMMISSION FILE NUMBER 1-12387

                            ---------------------------

                              TENNECO AUTOMOTIVE INC.
              (Exact name of registrant as specified in its charter)

               DELAWARE                                      76-0515284
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                      Identification No.)
 500 NORTH FIELD DRIVE, LAKE FOREST,
                ILLINOIS                                       60045
   (Address of principal executive
                offices)                                     (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 482-5000

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

     Common Stock, par value $.01 per share: 33,674,559 shares as of November 5, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I--FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
     Tenneco Automotive Inc. and Consolidated Subsidiaries--
          Statements of Income (Loss).......................      2
          Statements of Cash Flows..........................      3
          Balance Sheets....................................      4
          Statements of Changes in Shareowners' Equity......      5
          Statements of Comprehensive Income (Loss).........      6
          Notes to Financial Statements.....................      7
     Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations.........     22
     Item 3. Quantitative and Qualitative Disclosures About
      Market Risk...........................................     34
PART II--OTHER INFORMATION
     Item 1. Legal Proceedings..............................      *
     Item 2. Changes in Securities..........................     35
     Item 3. Defaults Upon Senior Securities................      *
     Item 4. Submission of Matters to a Vote of Security
      Holders...............................................     35
     Item 5. Other Information..............................      *
     Item 6. Exhibits and Reports on Form 8-K...............     36

------------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                 CAUTIONARY STATEMENT AND "SAFE HARBOR" OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q contains forward-looking statements regarding among other things: (i) the restructuring and potential supplemental restructuring plans; (ii) capital resources; (iii) the Year 2000 issue (relating to potential equipment and computer failures by or at the change in the century); and (iv) the implementation of the Euro. See "Restructuring and Other Charges," "Liquidity and Capital Resources -- Capitalization," "Year 2000," and "Euro Conversion" under "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "will," "may," "believes," "should," "plans," "expects," "intends," and "estimates," and similar expressions, identify these forward-looking statements. These forward-looking statements are based on the current expectations of Tenneco (as defined below). Because forward-looking statements involve risks and uncertainties, the plans, actions and actual results could differ materially. Among the factors that could cause the plans, actions and results to differ materially from current expectations are: (i) the general economic, political, and competitive conditions in markets and countries where Tenneco operates, including currency fluctuations and other risks associated with operating in foreign countries and changes in distribution channels; (ii) governmental actions, including the ability to receive regulatory approvals and the timing of such approvals; (iii) changes in capital availability or costs, including changes in interest rates and market perceptions of Tenneco; (iv) changes in consumer demand and prices, including decreases in demand for Tenneco products and its customers' products and the resulting negative impact on revenues and margins from such products;
(v) the cost of compliance with changes in regulations, including environmental regulations; (vi) workforce factors such as strikes or labor interruptions;
(vii) material substitutions or increases in the costs of raw materials; (viii) Tenneco's ability to integrate operations of acquired businesses quickly and in a cost-effective manner; (ix) new technologies; (x) the ability of Tenneco and those with whom it conducts business to timely resolve the Year 2000 issue, unanticipated costs of, problems with or delays in resolving the Year 2000 issue, and the costs and impacts if the Year 2000 issue is not timely resolved;
(xi) changes by the Financial Accounting Standards Board or other accounting regulatory bodies of authoritative generally accepted accounting principles or policies; and (xii) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond Tenneco's control.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                                            -----------------------   -----------------------
                                                               1999         1998         1999         1998
                                                            ----------   ----------   ----------   ----------
                                                              (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
    Net sales and operating revenues......................  $      816   $      804   $    2,473   $    2,468
    Other income --
         Gain (loss) on sale of businesses and assets,
           net............................................          (2)          (4)          (5)         (14)
         Other income, net................................           4            9           15           26
                                                            ----------   ----------   ----------   ----------
                                                                   818          809        2,483        2,480
                                                            ----------   ----------   ----------   ----------
COSTS AND EXPENSES
    Cost of sales (exclusive of depreciation shown
      below)..............................................         600          570        1,812        1,731
    Engineering, research, and development................          12            5           39           18
    Selling, general, and administrative..................         100          115          303          333
    Depreciation and amortization.........................          39           38          110          110
                                                            ----------   ----------   ----------   ----------
                                                                   751          728        2,264        2,192
                                                            ----------   ----------   ----------   ----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY
  INTEREST................................................          67           81          219          288
    Interest expense......................................          16           19           58           49
    Income tax expense (benefit)..........................          16           (7)          60           48
    Minority interest.....................................           8            6           21           22
                                                            ----------   ----------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS.........................          27           63           80          169
Income (loss) from discontinued operations, net of income
  tax.....................................................          12           40          (99)         146
                                                            ----------   ----------   ----------   ----------
Income (loss) before extraordinary loss...................          39          103          (19)         315
Extraordinary loss, net of income tax.....................          --           --           (7)          --
                                                            ----------   ----------   ----------   ----------
Income (loss) before cumulative effect of change in
  accounting principle....................................          39          103          (26)         315
Cumulative effect of change in accounting principle, net
  of income tax...........................................          --           --         (134)          --
                                                            ----------   ----------   ----------   ----------
NET INCOME (LOSS).........................................  $       39   $      103   $     (160)  $      315
                                                            ==========   ==========   ==========   ==========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding --
    Basic.................................................  33,491,897   33,597,131   33,423,014   33,785,955
    Diluted...............................................  33,545,064   33,656,449   33,491,690   33,876,785
Basic earnings (loss) per share of common stock --
    Continuing operations.................................  $      .86   $     1.85   $     2.40   $     4.99
    Discontinued operations...............................         .32         1.24        (2.98)        4.35
    Extraordinary loss....................................          --           --         (.20)          --
    Cumulative effect of change in accounting principle...          --           --        (4.00)          --
                                                            ----------   ----------   ----------   ----------
                                                            $     1.18   $     3.09   $    (4.78)  $     9.34
                                                            ==========   ==========   ==========   ==========
Diluted earnings (loss) per share of common stock --
    Continuing operations.................................  $      .86   $     1.84   $     2.40   $     4.97
    Discontinued operations...............................         .32         1.24        (2.98)        4.34
    Extraordinary loss....................................          --           --         (.20)          --
    Cumulative effect of change in accounting principle...          --           --        (4.00)          --
                                                            ----------   ----------   ----------   ----------
                                                            $     1.18   $     3.08   $    (4.78)  $     9.31
                                                            ==========   ==========   ==========   ==========
Cash dividends per share of common stock..................  $     1.50   $     1.50   $     4.50   $     4.50
                                                            ==========   ==========   ==========   ==========

  The accompanying notes to financial statements are an integral part of these statements of income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                                1999       1998
                                                              --------    ------
                                                                  (MILLIONS)
OPERATING ACTIVITIES
Income from continuing operations...........................  $    80     $ 169
Adjustments to reconcile income from continuing operations
  to cash provided (used) by operating activities --
     Depreciation and amortization..........................      110       110
     Deferred income taxes..................................       44        27
     (Gain) loss on sale of businesses and assets, net......        5        14
     Changes in components of working capital --
          (Increase) decrease in receivables................     (244)     (179)
          (Increase) decrease in inventories................       (7)      (16)
          (Increase) decrease in prepayments and other
           current assets...................................       15        (7)
          Increase (decrease) in payables...................       44         7
          Increase (decrease) in taxes accrued..............      (74)      (18)
          Increase (decrease) in interest accrued...........       39        30
          Increase (decrease) in other current
           liabilities......................................      (62)      (43)
     Other..................................................      (50)      (61)
                                                              -------     -----
Cash provided (used) by continuing operations...............     (100)       33
Cash provided (used) by discontinued operations.............      (66)      332
                                                              -------     -----
Net cash provided (used) by operating activities............     (166)      365
                                                              -------     -----
INVESTING ACTIVITIES
Net proceeds related to the sale of discontinued
  operations................................................      342        13
Net proceeds from sale of assets............................        8        10
Expenditures for plant, property, and equipment.............     (104)     (121)
Acquisition of businesses...................................      (36)       --
Expenditures for plant, property, and equipment and business
  acquisitions -- discontinued operations...................   (1,249)     (301)
Investments and other.......................................      (29)      (70)
                                                              -------     -----
Net cash provided (used) by investing activities............   (1,068)     (469)
                                                              -------     -----
FINANCING ACTIVITIES
Issuance of common and treasury shares......................       28        39
Purchase of common stock....................................       (4)     (104)
Issuance of long-term debt..................................    1,761         3
Retirement of long-term debt................................      (30)      (18)
Net increase (decrease) in short-term debt excluding current
  maturities on long-term debt..............................     (360)      328
Dividends (common)..........................................     (151)     (152)
                                                              -------     -----
Net cash provided (used) by financing activities............    1,244        96
                                                              -------     -----
Effect of foreign exchange rate changes on cash and
  temporary cash investments................................        3         3
                                                              -------     -----
Increase (decrease) in cash and temporary cash
  investments...............................................       13        (5)
Cash and temporary cash investments, January 1..............       29        29
                                                              -------     -----
Cash and temporary cash investments, September 30 (Note)....  $    42     $  24
                                                              =======     =====
Cash paid during the period for interest....................  $   150     $ 162
Cash paid during the period for income taxes (net of
  refunds)..................................................  $    77     $  25
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common equity interest received related to the sale of
  containerboard operations.................................  $   194     $  --
Principal amount of long-term debt assumed by buyers of
  containerboard operations.................................  $(1,760)    $  --

-------------------------
Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                              -------------   ------------
                                                                  1999            1998
                                                              -------------   ------------
                                                                       (MILLIONS)
                           ASSETS
Current assets:
    Cash and temporary cash investments.....................     $   42          $   29
    Receivables --
         Customer notes and accounts, net...................        657             430
         Income taxes.......................................         --               3
         Other..............................................         23              10
    Inventories --
         Finished goods.....................................        209             221
         Work in process....................................         84              79
         Raw materials......................................         72              73
         Materials and supplies.............................         38              41
    Deferred income taxes...................................         28              39
    Prepayments and other...................................         63             139
                                                                 ------          ------
                                                                  1,216           1,064
                                                                 ------          ------
Other assets:
    Long-term notes receivable, net.........................         30              23
    Goodwill and intangibles, net...........................        505             499
    Deferred income taxes...................................         --              39
    Pension assets..........................................         99             101
    Other...................................................        106             201
                                                                 ------          ------
                                                                    740             863
                                                                 ------          ------
Plant, property, and equipment, at cost.....................      1,936           1,944
    Less -- Reserves for depreciation and amortization......        881             851
                                                                 ------          ------
                                                                  1,055           1,093
                                                                 ------          ------
Net assets of discontinued operations.......................      1,483           1,739
                                                                 ------          ------
                                                                 $4,494          $4,759
                                                                 ======          ======
            LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
    Short-term debt (including current maturities on
     long-term debt)........................................     $  237          $  304
    Trade payables..........................................        365             337
    Taxes accrued...........................................         46              31
    Accrued liabilities.....................................        194             161
    Other...................................................         46              76
                                                                 ------          ------
                                                                    888             909
                                                                 ------          ------
Long-term debt..............................................        796             671
                                                                 ------          ------
Deferred income taxes.......................................        104              98
                                                                 ------          ------
Postretirement benefits.....................................        136             139
                                                                 ------          ------
Deferred credits and other liabilities......................         19              31
                                                                 ------          ------
Commitments and contingencies
Minority interest...........................................        411             407
                                                                 ------          ------
Shareowners' equity:
    Common stock............................................         --              --
    Premium on common stock and other capital surplus.......      2,723           2,712
    Accumulated other comprehensive income (loss)...........       (174)            (91)
    Retained earnings (accumulated deficit).................       (168)            142
                                                                 ------          ------
                                                                  2,381           2,763
    Less -- Shares held as treasury stock, at cost..........        241             259
                                                                 ------          ------
                                                                  2,140           2,504
                                                                 ------          ------
                                                                 $4,494          $4,759
                                                                 ======          ======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                  (UNAUDITED)

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                       -----------------------------------------
                                                              1999                  1998
                                                       -------------------   -------------------
                                                         SHARES     AMOUNT     SHARES     AMOUNT
                                                       ----------   ------   ----------   ------
                                                            (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1....................................  34,734,039   $   --   34,513,978   $   --
     Issued pursuant to benefit plans................     109,004       --      183,742       --
                                                       ----------   ------   ----------   ------
Balance September 30.................................  34,843,043       --   34,697,720       --
                                                       ==========   ------   ==========   ------
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1....................................                2,712                 2,681
     Premium on common stock issued pursuant to
       benefit plans.................................                   11                    25
                                                                    ------                ------
Balance September 30.................................                2,723                 2,706
                                                                    ------                ------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance January 1....................................                  (91)                 (122)
     Other comprehensive income (loss)...............                  (83)                   38
                                                                    ------                ------
Balance September 30.................................                 (174)                  (84)
                                                                    ------                ------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1....................................                  142                    89
     Net income (loss)...............................                 (160)                  315
     Dividends on common stock.......................                 (150)                 (151)
                                                                    ------                ------
Balance September 30.................................                 (168)                  253
                                                                    ------                ------
LESS -- COMMON STOCK HELD AS TREASURY STOCK, AT COST
Balance January 1....................................   1,351,536      259      585,638      120
     Shares acquired.................................      34,669        5      553,162      107
     Shares issued pursuant to benefit and dividend
       reinvestment plans............................    (118,166)     (23)     (80,584)     (16)
                                                       ----------   ------   ----------   ------
Balance September 30.................................   1,268,039      241    1,058,216      211
                                                       ==========   ------   ==========   ------
     Total...........................................               $2,140                $2,664
                                                                    ======                ======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareowners' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                           -------------------------------------------------------------
                                                       1999                            1998
                                           -----------------------------   -----------------------------
                                            ACCUMULATED                     ACCUMULATED
                                               OTHER                           OTHER
                                           COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                              INCOME          INCOME          INCOME          INCOME
                                           -------------   -------------   -------------   -------------
                                                                    (MILLIONS)
NET INCOME (LOSS)........................                      $  39                           $103
                                                               -----                           ----
ACCUMULATED OTHER COMPREHENSIVE INCOME
  (LOSS)
  CUMULATIVE TRANSLATION ADJUSTMENT
  Balance July 1.........................      $(185)                          $(142)
     Translation of foreign currency
       statements........................         20              20              58             58
                                               -----                           -----
  Balance September 30...................       (165)                            (84)
                                               -----                           -----
  ADDITIONAL MINIMUM PENSION LIABILITY
     ADJUSTMENT
  Balance July 1.........................         (9)                             --
     Additional minimum pension liability
       adjustment........................         --              --              --             --
                                               -----                           -----
  Balance September 30...................         (9)                             --
                                               -----                           -----
Balance September 30.....................      $(174)                          $ (84)
                                               =====                           =====
                                                               -----                           ----
Other comprehensive income (loss)........                         20                             58
                                                               -----                           ----
COMPREHENSIVE INCOME (LOSS)..............                      $  59                           $161
                                                               =====                           ====

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                           -------------------------------------------------------------
                                                       1999                            1998
                                           -----------------------------   -----------------------------
                                            ACCUMULATED                     ACCUMULATED
                                               OTHER                           OTHER
                                           COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                              INCOME          INCOME          INCOME          INCOME
                                           -------------   -------------   -------------   -------------
                                                                    (MILLIONS)
NET INCOME (LOSS)........................                      $(160)                          $315
                                                               -----                           ----
ACCUMULATED OTHER COMPREHENSIVE INCOME
  (LOSS)
  CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1......................      $ (82)                          $(122)
     Translation of foreign currency
       statements........................        (83)            (83)             38             38
                                               -----                           -----
  Balance September 30...................       (165)                            (84)
                                               -----                           -----
  ADDITIONAL MINIMUM PENSION LIABILITY
     ADJUSTMENT
  Balance January 1......................         (9)                             --
     Additional minimum pension liability
       adjustment........................         --              --              --             --
                                               -----                           -----
  Balance September 30...................         (9)                             --
                                               -----                           -----
Balance September 30.....................      $(174)                          $ (84)
                                               =====                           =====
                                                               -----                           ----
Other comprehensive income (loss)........                        (83)                            38
                                                               -----                           ----
COMPREHENSIVE INCOME (LOSS)..............                      $(243)                          $353
                                                               =====                           ====

      The accompanying notes to financial statements are an integral part of these statements of comprehensive income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

     (1) Tenneco Automotive Inc. was known as Tenneco Inc. before the spin-off on November 4, 1999 of Tenneco Inc.'s packaging business, as described in Note
2. In these notes, discussions of Tenneco refer to Tenneco Inc. and its subsidiaries before the spin-off and to Tenneco Automotive Inc. and its subsidiaries after the spin-off.

     In the opinion of Tenneco, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows, changes in shareowners' equity, and comprehensive income for the periods indicated. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements of Tenneco include all majority-owned subsidiaries. Investments in 20% to 50% owned companies where Tenneco has the ability to exert significant influence over operating and financial policies are carried at cost plus equity in undistributed earnings and cumulative translation adjustments since date of acquisition. Tenneco has no investments in 20% to 50% owned companies where it does not carry the investment at cost plus equity in undistributed earnings.

     Prior year's financial statements have been reclassified where appropriate to conform to 1999 presentations.

     (2) In July 1998, Tenneco's Board of Directors authorized management to develop a broad range of strategic alternatives to separate the automotive, paperboard packaging and specialty packaging businesses. Subsequently, Tenneco completed the following actions:

     - In January 1999, Tenneco announced an agreement to contribute its containerboard business to a new joint venture with an affiliate of Madison Dearborn Partners. The proceeds from the transaction, including debt assumed by the new joint venture, were approximately $2 billion. The transaction closed in April 1999. Tenneco retained a 43% percent interest in the joint venture.

     - In April 1999, Tenneco announced an agreement to sell its folding carton operations to Caraustar Industries. This transaction closed in June 1999. The folding carton operations and the containerboard business together represented Tenneco's paperboard packaging operating segment.

     - On November 4, 1999, Tenneco completed the spin-off of Tenneco Packaging Inc., now known as Pactiv Corporation ("Packaging"). The morning following the spin-off, Tenneco changed its name from "Tenneco Inc. " to "Tenneco Automotive Inc." and effected a reverse stock split whereby every five shares of Tenneco common stock were converted into one share of Tenneco's new common stock.

     The separation of the automotive and packaging businesses was accomplished by the spin-off of the common stock of Packaging to Tenneco shareowners. At the time of the spin-off, Packaging included Tenneco's specialty packaging business, the remaining interest in the containerboard joint venture and Tenneco's administrative services operations. In August 1999, Tenneco received a letter ruling from the Internal Revenue Service that the spin-off would be tax-free for U.S. federal income tax purposes to Tenneco and its shareowners.

     Before the spin-off, Tenneco realigned substantially all of its existing debt through a combination of tender offers, exchange offers, and other refinancings. The company's debt realignment was financed by borrowings by Tenneco under new credit facilities, the issuance by Tenneco of subordinated debt, and borrowings by Packaging under new credit facilities, and the issuance by Packaging of its new publicly-traded debt in exchange for certain series of the publicly-traded debt of Tenneco that was outstanding before the spin-off and debt realignment. The debt of Packaging was rated investment grade and the debt of Tenneco was rated non-investment grade by both Standard & Poor's and Moodys debt rating agencies.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     As a result of these transactions, Tenneco's former specialty and paperboard packaging operating segments are presented as discontinued operations in the accompanying financial statements. Tenneco's sole continuing operation is its automotive segment. Refer to Note 3 for further information related to discontinued operations.

     (3) Revenues and income for the paperboard packaging discontinued operations are shown in the following table:

                                                         THREE MONTHS     NINE MONTHS
                                                             ENDED           ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                         -------------   --------------
                                                         1999    1998    1999     1998
                                                         -----   -----   -----   ------
                                                                   (MILLIONS)
Net sales and operating revenues.......................   $--    $415    $ 445   $1,185
                                                          ===    ====    =====   ======
Income before income taxes and interest allocation.....   $ 8    $ 35    $  30   $  101
Income tax (expense) benefit...........................    --     (12)     (11)     (38)
                                                          ---    ----    -----   ------
Income before interest allocation......................     8      23       19       63
Allocated interest expense, net of income tax..........    --      (8)      (5)     (20)
                                                          ---    ----    -----   ------
Income from discontinued operations before
  disposition..........................................     8      15       14       43
Gain (loss) on disposition, net of income tax..........    --      10     (169)      19
                                                          ---    ----    -----   ------
Income (loss) from discontinued operations.............   $ 8    $ 25    $(155)  $   62
                                                          ===    ====    =====   ======

     Revenues and income for the specialty packaging discontinued operations are shown in the following table:

                                                        THREE MONTHS      NINE MONTHS
                                                            ENDED            ENDED
                                                        SEPTEMBER 30,    SEPTEMBER 30,
                                                        -------------   ---------------
                                                        1999    1998     1999     1998
                                                        -----   -----   ------   ------
                                                                  (MILLIONS)
Net sales and operating revenues......................  $754    $696    $2,158   $2,067
                                                        ====    ====    ======   ======
Income before income taxes and interest allocation....  $ 69    $ 74    $  213   $  247
Income tax (expense) benefit..........................   (39)    (36)      (87)     (96)
                                                        ----    ----    ------   ------
Income before interest allocation.....................    30      38       126      151
Allocated interest expense, net of income tax.........   (26)    (23)      (70)     (67)
                                                        ----    ----    ------   ------
Income (loss) from discontinued operations............  $  4    $ 15    $   56   $   84
                                                        ====    ====    ======   ======

     Net assets of discontinued operations includes $1,985 million and $2,456 million of debt allocated to discontinued operations as of September 30, 1999, and December 31, 1998, respectively.

     (4) In the fourth quarter of 1998, Tenneco's Board of Directors approved an extensive restructuring plan designed to reduce administrative and operational overhead costs. Tenneco recorded a pre-tax charge to income from continuing operations of $53 million, $34 million after-tax, or $1.02 per diluted common share. Of the pre-tax charge, for operational restructuring plans, $36 million related to the consolidation of the manufacturing and distribution operations of the North American automotive aftermarket business. A staff and related cost reduction plan, which covers employees in both the operating units and corporate operations, is expected to cost $17 million.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     The automotive aftermarket restructuring involves closing two plant locations and five distribution centers, resulting in the elimination of 302 positions. The staff and related cost reduction plan involves the elimination of 454 administrative positions.

     The fixed assets at the locations to be closed were written down to their fair value, less costs to sell, in the fourth quarter of 1998. As a result of the single-purpose nature of the assets, fair value was estimated at scrap value less cost to dispose. No significant net cash proceeds are expected to be received from the ultimate disposal of these assets, which should be complete by the fourth quarter of 2000. The effect of suspending depreciation for these impaired assets is a reduction in depreciation and amortization of approximately $2 million on an annual basis.

     As of September 30, 1999, approximately 670 employees have been terminated. To address customer service and production transfer issues, the closure of one plant location and one aftermarket distribution center has been delayed until the first and second quarters of 2000, respectively. All other restructuring actions, with the exception of the final disposal of certain assets, are being executed according to the initial plan and are expected to be complete by the fourth quarter of 1999. During the nine months ended September 30, 1999, the automotive aftermarket business closed one plant location and four distribution centers.

     Amounts related to the restructuring plan are shown in the following table:

                                                                              CASH
                                                                            PAYMENTS
                                                                           NINE MONTHS
                                                      DECEMBER 31, 1998       ENDED        BALANCE AT
                                                        RESTRUCTURING     SEPTEMBER 30,   SEPTEMBER 30,
                                                       CHARGE BALANCE         1999            1999
                                                      -----------------   -------------   -------------
                                                                         (MILLIONS)
Severance...........................................         $15               $ 6             $ 9
Facility exit costs.................................           1                 1              --
                                                             ---               ---             ---
                                                             $16               $ 7             $ 9
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

     (7) In the first quarter of 1999, Tenneco recorded an extraordinary loss for extinguishment of debt of $7 million (net of a $3 million income tax benefit), or $.20 per diluted common share. The loss related to early retirement of debt in connection with the sale of the containerboard assets.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

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

     In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. The statement requires previously capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Prior to January 1, 1999, Tenneco capitalized certain costs related to start-up activities, primarily engineering costs for new automobile original equipment platforms. Tenneco adopted SOP 98-5 on January 1, 1999, and recorded an after-tax charge for the cumulative effect of this change in accounting principle of $102 million (net of a $50 million tax benefit), or $3.05 per diluted common share. The change in accounting principle decreased income from continuing operations by $11 million (net of a $8 million tax benefit), or $.33 per diluted common share for the nine months ended September 30, 1999. If the new accounting method had been applied retroactively, income from continuing operations for the nine months ended September 30, 1998, would have been lower by $10 million (net of a $7 million tax benefit), or $.30 per diluted common share. For the three months ended September 30, 1999, the change in accounting principle decreased income from continuing operations by $6 million (net of a $4 million tax benefit), or $.18 per diluted common share. If the new accounting method had been applied retroactively, income from continuing operations for the three months ended September 30, 1998, would have been lower by $5 million (net of a $3 million tax benefit), or $.15 per diluted common share.

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

     Effective January 1, 1999, Tenneco changed its method of accounting for customer acquisition costs from a deferral method to an expense-as-incurred method. In connection with Tenneco's decision to separate its automotive and specialty packaging businesses into independent public companies, Tenneco determined that a change to an expense-as-incurred method of accounting for automotive aftermarket customer acquisition costs was preferable in order to permit improved comparability of stand-alone financial results with its aftermarket industry competitors. Tenneco recorded an after-tax charge for the cumulative effect of this change in accounting principle of $32 million (net of a $22 million tax benefit), or $.95 per diluted common share. The change in accounting principle increased income from continuing operations by $8 million (net of $5 million in income tax expense), or $.24 per diluted common share for the nine months ended September 30, 1999. If the new accounting principle had been applied retroactively, income from continuing operations for the nine months ended September 30, 1998, would have been higher by $1 million (net of $1 million in income tax expense), or $.03 per diluted common share. For the three months ended September 30, 1999, the change in accounting principle increased income from continuing operations by $3 million (net of $1 million in income tax expense), or $.09 per diluted common share. If the new accounting principle had been applied

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

retroactively, income from continuing operations for the three months ended September 30, 1998, would have been higher by $3 million (net of $2 million in income tax expense), or $.09 per diluted common share.

     (9) In October 1999, Tenneco's shareowners approved an amendment to the Certificate of Incorporation providing for a one-for-five reverse stock split of Tenneco's common stock. The reverse stock split is reflected for all periods presented in the accompanying financial statements, other footnotes, and this computation of earnings from continuing operations per share of common stock outstanding.

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                             SEPTEMBER 30,             SEPTEMBER 30,
                                        -----------------------   -----------------------
                                           1999         1998         1999         1998
                                        ----------   ----------   ----------   ----------
                                          (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic Earnings Per Share --
     Income from continuing
       operations.....................  $       27   $       63   $       80   $      169
                                        ==========   ==========   ==========   ==========
     Average shares of common stock
       outstanding....................  33,491,897   33,597,131   33,423,014   33,785,955
                                        ==========   ==========   ==========   ==========
     Earnings from continuing
       operations per average share of
       common stock...................  $      .86   $     1.85   $     2.40   $     4.99
                                        ==========   ==========   ==========   ==========
Diluted Earnings Per Share --
     Income from continuing
       operations.....................  $       27   $       63   $       80   $      169
                                        ==========   ==========   ==========   ==========
     Average shares of common stock
       outstanding....................  33,491,897   33,597,131   33,423,014   33,785,955
     Effect of dilutive securities:
          Restricted stock............       4,633        8,140        9,973        8,888
          Stock options...............          --        6,090           --       32,984
          Performance shares..........      48,534       45,088       58,703       48,958
                                        ----------   ----------   ----------   ----------
     Average shares of common stock
       outstanding including dilutive
       securities.....................  33,545,064   33,656,449   33,491,690   33,876,785
                                        ==========   ==========   ==========   ==========
     Earnings from continuing
       operations per average share of
       common stock...................  $      .86   $     1.84   $     2.40   $     4.97
                                        ==========   ==========   ==========   ==========

     (10) Tenneco is a global manufacturer with a single operating segment:

          Automotive -- Manufacture and sale of exhaust and ride control systems for both the original equipment market and the aftermarket.

     Tenneco evaluates business segment operating performance based primarily on income before interest expense, income taxes, and minority interest, exclusive of restructuring charges and other unusual items. Individual operating segments have not been aggregated within this reportable segment.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     The following table summarizes certain Tenneco segment information:

                                                              SEGMENT
                                                        -------------------   RECLASS
                                                        AUTOMOTIVE   OTHER    & ELIMS   CONSOLIDATED
                                                        ----------   ------   -------   ------------
                                                                         (MILLIONS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers......................    $  816     $   --    $ --        $  816
Income (loss) before interest, income taxes, and
  minority interest...................................        67         --      --            67

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
Revenues from external customers......................    $  804     $   --    $ --        $  804
Income (loss) before interest, income taxes, and
  minority interest...................................        86         (5)     --            81

AT SEPTEMBER 30, 1999, AND FOR THE NINE MONTHS THEN
  ENDED
Revenues from external customers......................    $2,473     $   --    $ --        $2,473
Income (loss) before interest, income taxes, and
  minority interest...................................       223         (4)     --           219
Extraordinary loss....................................        --         (7)     --            (7)
Cumulative effect of change in accounting principle...       (33)      (101)     --          (134)
Total assets (Note)...................................     2,977      1,548     (31)        4,494
Net assets of discontinued operations.................        --      1,483      --         1,483

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
Revenues from external customers......................    $2,468     $   --    $ --        $2,468
Income (loss) before interest, income taxes, and
  minority interest...................................       305        (17)     --           288

---------------
Note: The Other segment's total assets include the net assets of discontinued operations.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     (11) Some of Tenneco's subsidiaries have guaranteed Tenneco debt. Supplemental guarantor condensed consolidating financial statements are presented below.

     Basis of Presentation

     On October 14, 1999, Tenneco issued $500,000,000 in aggregate principal amount of Senior Subordinated Notes Due 2009 ("the Notes") as a component of a plan to realign its debt prior to the spin-off. See Note 2 for further discussion of the spin-off and debt realignment. Effective upon the spin-off, all of Tenneco's then existing and future material domestic wholly owned subsidiaries (the Guarantor Subsidiaries) fully and unconditionally guaranteed the Notes on a joint and several basis. Additionally, the Guarantor Subsidiaries fully and unconditionally guarantee Tenneco's senior secured credit facility. Separate financial statements of the Guarantor Subsidiaries are not presented because the Guarantor Subsidiaries are jointly, severally, and unconditionally liable under the guarantees, and Tenneco believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Guarantor Subsidiaries.

     These condensed consolidating financial statements are presented on the equity method. Under this method, investments are recorded at cost and adjusted for a company's ownership share of a subsidiary's cumulative results of operations, capital contributions and distributions, and other equity changes. The balance sheet caption "Investment in affiliated companies" includes investments in continuing and discontinued subsidiaries. The condensed consolidating financial statements of the Guarantor Subsidiaries should be read in connection with the financial statements of Tenneco Automotive Inc. and Consolidated Subsidiaries and notes thereto of which this note is an integral part.

     Distributions

     There are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to Tenneco Automotive Inc.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                              STATEMENT OF INCOME

                                                         THREE MONTHS ENDED SEPTEMBER 30, 1999
                                         ----------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                          GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                         SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                         ------------   ------------   ---------------   -------   ------------
                                                                       (MILLIONS)
REVENUES
  Net sales and operating revenues --
     External..........................      $359           $456            $  1          $ --         $816
     Affiliated companies..............        19             16              --           (35)          --
  Other income, net....................         4             (1)             --            (1)           2
                                             ----           ----            ----          ----         ----
                                              382            471               1           (36)         818
                                             ----           ----            ----          ----         ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).........       271            364               1           (36)         600
  Engineering, research, and
     development.......................         8              4              --            --           12
  Selling, general, and
     administrative....................        56             44              --            --          100
  Depreciation and amortization........        19             20              --            --           39
                                             ----           ----            ----          ----         ----
                                              354            432               1           (36)         751
                                             ----           ----            ----          ----         ----
INCOME FROM CONTINUING OPERATIONS
  BEFORE INTEREST EXPENSE, INCOME
  TAXES, MINORITY INTEREST, AND EQUITY
  IN NET INCOME FROM CONTINUING
  OPERATIONS OF AFFILIATED COMPANIES...        28             39              --            --           67
     Interest expense --
       External (net of interest
          capitalized).................         1              3              11             1           16
       Affiliated companies (net of
          interest income).............        20              5             (25)           --           --
     Income tax expense (benefit)......        18             --               2            (4)          16
     Minority interest.................        --              1              --             7            8
                                             ----           ----            ----          ----         ----
                                              (11)            30              12            (4)          27
     Equity in net income from
       continuing operations of
       affiliated companies............        12             --              15           (27)          --
                                             ----           ----            ----          ----         ----
INCOME FROM CONTINUING OPERATIONS......         1             30              27           (31)          27
Income (loss) from discontinued
  operations, net of income tax........        --             39              12           (39)          12
                                             ----           ----            ----          ----         ----
Income (loss) before extraordinary
  loss.................................         1             69              39           (70)          39
Extraordinary loss, net of income
  tax..................................        --             --              --            --           --
                                             ----           ----            ----          ----         ----
Income (loss) before cumulative effect
  of change in accounting principle....         1             69              39           (70)          39
Cumulative effect of change in
  accounting principle, net of income
  tax..................................        --             --              --            --           --
                                             ----           ----            ----          ----         ----
NET INCOME (LOSS)......................         1             69              39           (70)          39
Preferred stock dividends..............         7             --              --            (7)          --
                                             ----           ----            ----          ----         ----
NET INCOME (LOSS) TO COMMON STOCK......      $ (6)          $ 69            $ 39          $(63)        $ 39
                                             ====           ====            ====          ====         ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                              STATEMENT OF INCOME

                                                         THREE MONTHS ENDED SEPTEMBER 30, 1998
                                         ----------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                          GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                         SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                         ------------   ------------   ---------------   -------   ------------
REVENUES
  Net sales and operating revenues --
     External..........................      $348           $456            $ --          $  --        $804
     Affiliated companies..............        23             16              --            (39)         --
  Other income, net....................         5             --              --             --           5
                                             ----           ----            ----          -----        ----
                                              376            472              --            (39)        809
                                             ----           ----            ----          -----        ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).........       258            351              --            (39)        570
  Engineering, research, and
     development.......................         4              1              --             --           5
  Selling, general, and
     administrative....................        72             43              --             --         115
  Depreciation and amortization........        21             17              --             --          38
                                             ----           ----            ----          -----        ----
                                              355            412              --            (39)        728
                                             ----           ----            ----          -----        ----
INCOME FROM CONTINUING OPERATIONS
  BEFORE INTEREST EXPENSE, INCOME
  TAXES, MINORITY INTEREST, AND EQUITY
  IN NET INCOME FROM CONTINUING
  OPERATIONS OF AFFILIATED COMPANIES...        21             60              --             --          81
     Interest expense --
       External (net of interest
          capitalized).................         1              5              13             --          19
       Affiliated companies (net of
          interest income).............        22              1             (23)            --          --
     Income tax expense (benefit)......       (16)             7             (53)            55          (7)
     Minority interest.................        --             --              --              6           6
                                             ----           ----            ----          -----        ----
                                               14             47              63            (61)         63
     Equity in net income from
       continuing operations of
       affiliated companies............        37             --              --            (37)         --
                                             ----           ----            ----          -----        ----
INCOME FROM CONTINUING OPERATIONS......        51             47              63            (98)         63
Income from discontinued operations,
  net of income tax....................         7             53              40            (60)         40
                                             ----           ----            ----          -----        ----
Income before extraordinary loss.......        58            100             103           (158)        103
Extraordinary loss, net of income
  tax..................................        --             --              --             --          --
                                             ----           ----            ----          -----        ----
Income before cumulative effect of
  change in accounting principle.......        58            100             103           (158)        103
Cumulative effect of change in
  accounting principle, net of income
  tax..................................        --             --              --             --          --
                                             ----           ----            ----          -----        ----
NET INCOME.............................        58            100             103           (158)        103
Preferred stock dividends..............         6             --              --             (6)         --
                                             ----           ----            ----          -----        ----
NET INCOME TO COMMON STOCK.............      $ 52           $100            $103          $(152)       $103
                                             ====           ====            ====          =====        ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                              STATEMENT OF INCOME

                                                          NINE MONTHS ENDED SEPTEMBER 30, 1999
                                         ----------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                          GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                         SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                         ------------   ------------   ---------------   -------   ------------
                                                                       (MILLIONS)
REVENUES
  Net sales and operating revenues --
     External..........................     $1,089         $1,383           $   1         $  --       $2,473
     Affiliated companies..............         61             52              --          (113)          --
  Other income, net....................          9              2              --            (1)          10
                                            ------         ------           -----         -----       ------
                                             1,159          1,437               1          (114)       2,483
                                            ------         ------           -----         -----       ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).........        821          1,104               1          (114)       1,812
  Engineering, research, and
     development.......................         21             18              --            --           39
  Selling, general, and
     administrative....................        160            142               1            --          303
  Depreciation and amortization........         54             56              --            --          110
                                            ------         ------           -----         -----       ------
                                             1,056          1,320               2          (114)       2,264
                                            ------         ------           -----         -----       ------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INTEREST EXPENSE, INCOME
  TAXES, MINORITY INTEREST, AND EQUITY
  IN NET INCOME FROM CONTINUING
  OPERATIONS OF AFFILIATED COMPANIES...        103            117              (1)           --          219
     Interest expense --
       External (net of interest
          capitalized).................          2             13              42             1           58
       Affiliated companies (net of
          interest income).............         56              6             (62)           --           --
     Income tax expense (benefit)......         45             14              12           (11)          60
     Minority interest.................         --              1              --            20           21
                                            ------         ------           -----         -----       ------
                                                --             83               7           (10)          80
     Equity in net income from
       continuing operations of
       affiliated companies............         52             --              73          (125)          --
                                            ------         ------           -----         -----       ------
INCOME FROM CONTINUING OPERATIONS......         52             83              80          (135)          80
Income (loss) from discontinued
  operations, net of income tax........          1              9             (99)          (10)         (99)
                                            ------         ------           -----         -----       ------
Income (loss) before extraordinary
  loss.................................         53             92             (19)         (145)         (19)
Extraordinary loss, net of income
  tax..................................         --             (7)             (7)            7           (7)
                                            ------         ------           -----         -----       ------
Income (loss) before cumulative effect
  of change in accounting principle....         53             85             (26)         (138)         (26)
Cumulative effect of change in
  accounting principle, net of income
  tax..................................        (64)           (70)           (134)          134         (134)
                                            ------         ------           -----         -----       ------
NET INCOME (LOSS)......................        (11)            15            (160)           (4)        (160)
Preferred stock dividends..............         20             --              --           (20)          --
                                            ------         ------           -----         -----       ------
NET INCOME (LOSS) TO COMMON STOCK......     $  (31)        $   15           $(160)        $  16       $ (160)
                                            ======         ======           =====         =====       ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                              STATEMENT OF INCOME

                                                          NINE MONTHS ENDED SEPTEMBER 30, 1998
                                         ----------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                          GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                         SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                         ------------   ------------   ---------------   -------   ------------
REVENUES
  Net sales and operating revenues --
     External..........................     $1,099         $1,366           $  3          $  --       $2,468
     Affiliated companies..............         70             57             --           (127)          --
  Other income, net....................         21             (9)            --             --           12
                                            ------         ------           ----          -----       ------

                                             1,190          1,414              3           (127)       2,480
                                            ------         ------           ----          -----       ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).........        812          1,044              2           (127)       1,731
  Engineering, research, and
     development.......................         11              7             --             --           18
  Selling, general, and
     administrative....................        198            134              1             --          333
  Depreciation and amortization........         58             52             --             --          110
                                            ------         ------           ----          -----       ------
                                             1,079          1,237              3           (127)       2,192
                                            ------         ------           ----          -----       ------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INTEREST EXPENSE, INCOME
  TAXES, MINORITY INTEREST, AND EQUITY
  IN NET INCOME FROM CONTINUING
  OPERATIONS OF AFFILIATED COMPANIES...        111            177             --             --          288
     Interest expense --
       External (net of interest
          capitalized).................          2             11             36             --           49
       Affiliated companies (net of
          interest income).............         37              4            (41)            --           --
     Income tax expense (benefit)......          5             46             14            (17)          48
     Minority interest.................         --              1             --             21           22
                                            ------         ------           ----          -----       ------
                                                67            115             (9)            (4)         169
     Equity in net income from
       continuing operations of
       affiliated companies............         84             --            178           (262)          --
                                            ------         ------           ----          -----       ------
INCOME FROM CONTINUING OPERATIONS......        151            115            169           (266)         169
Income from discontinued operations,
  net of income tax....................         18            220            146           (238)         146
                                            ------         ------           ----          -----       ------
Income before extraordinary loss.......        169            335            315           (504)         315
Extraordinary loss, net of income
  tax..................................         --             --             --             --           --
                                            ------         ------           ----          -----       ------
Income before cumulative effect of
  change in accounting principle.......        169            335            315           (504)         315
Cumulative effect of change in
  accounting principle, net of income
  tax..................................         --             --             --             --           --
                                            ------         ------           ----          -----       ------
NET INCOME.............................        169            335            315           (504)         315
Preferred stock dividends..............         21             --             --            (21)          --
                                            ------         ------           ----          -----       ------
NET INCOME TO COMMON STOCK.............     $  148         $  335           $315          $(483)      $  315
                                            ======         ======           ====          =====       ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                            NINE MONTHS ENDED SEPTEMBER 30, 1999
                                           ----------------------------------------------------------------------
                                                                             TENNECO
                                                                         AUTOMOTIVE INC.
                                            GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                           SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                           ------------   ------------   ---------------   -------   ------------
                                                                         (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities.............................     $(148)        $    85           $ (83)        $(20)      $  (166)
                                              -----         -------           -----         ----       -------
INVESTING ACTIVITIES
Net proceeds related to the sale of
  discontinued operations................        --             342              --           --           342
Net proceeds from sale of businesses and
  assets.................................         6               2              --           --             8
Expenditures for plant, property, and
  equipment..............................       (39)            (65)             --           --          (104)
Acquisitions of businesses...............        (2)            (34)             --           --           (36)
Expenditures for plant, property, and
  equipment and business acquisitions --
  discontinued operations................        --          (1,249)             --           --        (1,249)
Investments and other....................        (8)            (24)              3           --           (29)
                                              -----         -------           -----         ----       -------
Net cash provided (used) by investing
  activities.............................       (43)         (1,028)              3           --        (1,068)
                                              -----         -------           -----         ----       -------
FINANCING ACTIVITIES
Issuance of common and treasury shares...        --              --              28           --            28
Purchase of common stock.................        --              --              (4)          --            (4)
Issuance of long-term debt...............        --           1,761              --           --         1,761
Retirement of long-term debt.............        (1)            (35)              6           --           (30)
Net increase (decrease) in short-term
  debt excluding current maturities on
  long-term debt.........................       (25)            (48)           (287)          --          (360)
Intercompany dividends and net increase
  (decrease) in intercompany
  obligations............................       236            (742)            506           --            --
Dividends (common and preferred).........       (20)             --            (151)          20          (151)
                                              -----         -------           -----         ----       -------
Net cash provided (used) by financing
  activities.............................       190             936              98           20         1,244
                                              -----         -------           -----         ----       -------
Effect of foreign exchange rate changes
  on cash and temporary cash
  investments............................        --               3              --           --             3
                                              -----         -------           -----         ----       -------
Increase (decrease) in cash and temporary
  cash investments.......................        (1)             (4)             18           --            13
Cash and temporary cash investments,
  January 1..............................         3              26              --           --            29
                                              -----         -------           -----         ----       -------
Cash and temporary cash investments,
  September 30 (Note)....................     $   2         $    22           $  18         $ --       $    42
                                              =====         =======           =====         ====       =======
NON-CASH INVESTING AND FINANCING
  ACTIVITIES
Common equity interest received related
  to the sale of containerboard
  operations.............................     $  --         $   194           $  --         $ --       $   194
Principal amount of long-term debt
  assumed by buyers of containerboard
  operations.............................     $  --         $(1,760)          $  --         $ --       $(1,760)

---------------

Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                         NINE MONTHS ENDED SEPTEMBER 30, 1998
                                        ----------------------------------------------------------------------
                                                                          TENNECO
                                                                      AUTOMOTIVE INC.
                                         GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                        SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                        ------------   ------------   ---------------   -------   ------------
                                                                      (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities..........................      $ 54          $ 428            $ (97)        $(20)       $ 365
                                            ----          -----            -----         ----        -----
INVESTING ACTIVITIES
Net proceeds related to the sale of
  discontinued operations.............        --             13               --           --           13
Net proceeds from sale of businesses
  and assets..........................         6              4               --           --           10
Expenditures for plant, property, and
  equipment...........................       (52)           (69)              --           --         (121)
Acquisitions of businesses............        --             --               --           --           --
Expenditures for plant, property, and
  equipment and business
  acquisitions -- discontinued
  operations..........................        --           (301)              --           --         (301)
Investments and other.................       (33)           (38)               1           --          (70)
                                            ----          -----            -----         ----        -----
Net cash provided (used) by investing
  activities..........................       (79)          (391)               1           --         (469)
                                            ----          -----            -----         ----        -----
FINANCING ACTIVITIES
Issuance of common and treasury
  shares..............................        --             --               39           --           39
Purchase of common stock..............        --             --             (104)          --         (104)
Issuance of long-term debt............        --              3               --           --            3
Retirement of long-term debt..........        (1)           (17)              --           --          (18)
Net increase (decrease) in short-term
  debt excluding current maturities on
  long-term debt......................        --             57              271           --          328
Intercompany dividends and net
  increase (decrease) in intercompany
  obligations.........................        44            (91)              47           --           --
Dividends (common and preferred)......       (20)            --             (152)          20         (152)
                                            ----          -----            -----         ----        -----
Net cash provided (used) by financing
  activities..........................        23            (48)             101           20           96
                                            ----          -----            -----         ----        -----
Effect of foreign exchange rate
  changes on cash and temporary cash
  investments.........................        --              3               --           --            3
                                            ----          -----            -----         ----        -----
Increase (decrease) in cash and
  temporary cash investments..........        (2)            (8)               5           --           (5)
Cash and temporary cash investments,
  January 1...........................         3             26               --           --           29
                                            ----          -----            -----         ----        -----
Cash and temporary cash investments,
  September 30 (Note).................      $  1          $  18            $   5         $ --        $  24
                                            ====          =====            =====         ====        =====

---------------

Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                        SEPTEMBER 30, 1999
                                              -----------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                               GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                              SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS    CONSOLIDATED
                                              ------------   ------------   ---------------   --------   ------------
                                                                            (MILLIONS)
                   ASSETS
Current assets:
    Cash and temporary cash investments.....     $    2         $   22          $    18       $     --      $   42
    Receivables.............................        363            374               28            (85)        680
    Inventories.............................        151            252               --             --         403
    Deferred income taxes...................         39            (11)              --             --          28
    Prepayments and other...................         27             36               --             --          63
                                                 ------         ------          -------       --------      ------
                                                    582            673               46            (85)      1,216
                                                 ------         ------          -------       --------      ------
Other assets:
    Investment in affiliated companies......        351             --            4,935         (5,286)         --
    Notes and advances receivable from
      affiliates............................      2,417              9            3,334         (5,760)         --
    Long-term notes receivable, net.........         13             17               --             --          30
    Goodwill and intangibles, net...........        334            171               --             --         505
    Pension assets..........................         92              7               --             --          99
    Other...................................         43             54                9             --         106
                                                 ------         ------          -------       --------      ------
                                                  3,250            258            8,278        (11,046)        740
                                                 ------         ------          -------       --------      ------
Plant, property, and equipment, at cost.....        888          1,047                1             --       1,936
    Less -- Reserves for depreciation and
      amortization..........................        433            448               --             --         881
                                                 ------         ------          -------       --------      ------
                                                    455            599                1             --       1,055
                                                 ------         ------          -------       --------      ------
Net assets of discontinued operations.......         27          2,812           (1,356)            --       1,483
                                                 ------         ------          -------       --------      ------
                                                 $4,314         $4,342          $ 6,969       $(11,131)     $4,494
                                                 ======         ======          =======       ========      ======
        LIABILITIES AND SHAREOWNERS'
                   EQUITY
Current liabilities:
    Short-term debt (including current
      maturities on long-term debt).........     $    1         $  537          $   420       $   (721)     $  237
    Trade payables..........................        160            276               11            (82)        365
    Taxes accrued...........................         (1)            28              130           (111)         46
    Other...................................        100             67               73             --         240
                                                 ------         ------          -------       --------      ------
                                                    260            908              634           (914)        888
Long-term debt..............................      1,558             24            4,262         (5,048)        796
Deferred income taxes.......................        (27)            18              (67)           180         104
Postretirement benefits and other
  liabilities...............................        132             23               --             --         155
Commitments and contingencies
Minority interest...........................         --             16               --            395         411
Preferred stock with mandatory redemption
  provisions................................        395             --               --           (395)         --
Shareowners' equity.........................      1,996          3,353            2,140         (5,349)      2,140
                                                 ------         ------          -------       --------      ------
                                                 $4,314         $4,342          $ 6,969       $(11,131)     $4,494
                                                 ======         ======          =======       ========      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                                 BALANCE SHEETS

                                                                         DECEMBER 31, 1998
                                               ----------------------------------------------------------------------
                                                                                 TENNECO
                                                                             AUTOMOTIVE INC.
                                                GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                               SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                               ------------   ------------   ---------------   -------   ------------
                                                                             (MILLIONS)
                   ASSETS
Current assets:
    Cash and temporary cash investments......     $    1         $   25          $     3       $    --      $   29
    Receivables..............................        277            307               32          (173)        443
    Inventories..............................        149            265               --            --         414
    Deferred income taxes....................         48             (9)              --            --          39
    Prepayments and other....................         94             45               --            --         139
                                                  ------         ------          -------       -------      ------
                                                     569            633               35          (173)      1,064
                                                  ------         ------          -------       -------      ------
Other assets:
    Investment in affiliated companies.......        733             --            5,387        (6,120)         --
    Notes and advances receivable from
      affiliates.............................        635             --            2,772        (3,407)         --
    Long-term notes receivable, net..........         12              9                2            --          23
    Goodwill and intangibles, net............        348            151               --            --         499
    Deferred income taxes....................         --             39               --            --          39
    Pension assets...........................         83             18               --            --         101
    Other....................................         89            106                6            --         201
                                                  ------         ------          -------       -------      ------
                                                   1,900            323            8,167        (9,527)        863
                                                  ------         ------          -------       -------      ------
Plant, property, and equipment, at cost......        875          1,069               --            --       1,944
    Less -- Reserves for depreciation and
      amortization...........................        419            432               --            --         851
                                                  ------         ------          -------       -------      ------
                                                     456            637               --            --       1,093
                                                  ------         ------          -------       -------      ------
Net assets of discontinued operations........      1,649          3,119           (3,029)           --       1,739
                                                  ------         ------          -------       -------      ------
                                                  $4,574         $4,712          $ 5,173       $(9,700)     $4,759
                                                  ======         ======          =======       =======      ======
     LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
    Short-term debt (including current
      maturities on long-term debt)..........     $   26         $  124          $   229       $   (75)     $  304
    Trade payables...........................        148            258               10           (79)        337
    Taxes accrued............................         (3)            34               --            --          31
    Other....................................        130             71               36            --         237
                                                  ------         ------          -------       -------      ------
                                                     301            487              275          (154)        909
Long-term debt...............................      1,571             25            2,480        (3,405)        671
Deferred income taxes........................        137             47              (86)           --          98
Postretirement benefits and other
  liabilities................................        126             44               --            --         170
Commitments and contingencies
Minority interest............................         --             13               --           394         407
Preferred stock with mandatory redemption
  provisions.................................        394             --               --          (394)         --
Shareowners' equity..........................      2,045          4,096            2,504        (6,141)      2,504
                                                  ------         ------          -------       -------      ------
                                                  $4,574         $4,712          $ 5,173       $(9,700)     $4,759
                                                  ======         ======          =======       =======      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPIN-OFF OF PACKAGING OPERATIONS

     Tenneco Automotive Inc. was known as Tenneco Inc. before the spin-off on November 4, 1999, of Tenneco Inc.'s packaging business, as described below. In this Management's Discussion and Analysis, discussions of Tenneco refer to Tenneco Inc. and its subsidiaries before the spin-off and to Tenneco Automotive Inc. and its subsidiaries after the spin-off.

     In July 1998, Tenneco's Board of Directors authorized management to develop a broad range of strategic alternatives to separate the automotive, paperboard packaging and specialty packaging businesses. Subsequently, Tenneco completed the following actions:

     - In January 1999, Tenneco announced an agreement to contribute its containerboard business to a new joint venture with an affiliate of Madison Dearborn Partners. The proceeds from the transaction, including debt assumed by the new joint venture, were approximately $2 billion. The transaction closed in April 1999. Tenneco retained a 43% percent interest in the joint venture.

     - In April 1999, Tenneco announced an agreement to sell its folding carton operations to Caraustar Industries. This transaction closed in June 1999. The folding carton operations and the containerboard business together represented Tenneco's paperboard packaging operating segment.

     - On November 4, 1999, Tenneco completed the spin-off of Tenneco Packaging Inc., now known as Pactiv Corporation ("Packaging"). The morning following the spin-off, Tenneco changed its name from "Tenneco Inc." to "Tenneco Automotive Inc." and effected a reverse stock split whereby every five shares of Tenneco common stock were converted into one share of Tenneco's new common stock.

     The separation of the automotive and packaging businesses was accomplished by the spin-off of the common stock of Packaging to Tenneco shareowners. At the time of the spin-off, Packaging included Tenneco's specialty packaging business, the remaining interest in the containerboard joint venture and Tenneco's administrative services operations. In August 1999, Tenneco received a letter ruling from the Internal Revenue Service that the spin-off would be tax-free for U.S. federal income tax purposes to Tenneco and its shareowners.

     Before the spin-off, Tenneco realigned substantially all of its existing debt through a combination of tender offers, exchange offers, and other refinancings. The company's debt realignment was financed by borrowings by Tenneco under new credit facilities, the issuance by Tenneco of subordinated debt, and borrowings by Packaging under new credit facilities and the issuance by Packaging of its new publicly-traded debt in exchange for certain series of the publicly-traded debt of Tenneco that was outstanding before the spin-off and debt realignment. The debt of Packaging was rated investment grade and the debt of Tenneco was rated non-investment grade by both Standard & Poor's and Moodys debt rating agencies.

     As a result of these transactions, Tenneco's former specialty and paperboard packaging operating segments are presented as discontinued operations in the accompanying financial statements. Tenneco's sole continuing operation is its automotive segment ("Automotive"). Refer to Notes 2 and 3 to the financial statements for further information related to discontinued operations.

RESULTS OF CONTINUING OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

     NET SALES AND OPERATING REVENUES

                                                          THIRD QUARTER
                                                     ------------------------
                                                     1999    1998    % CHANGE
                                                     ----    ----    --------
North America......................................  $434    $408        6%
Europe.............................................   307     316       (3)
Rest Of World......................................    75      80       (6)
                                                     ----    ----
                                                     $816    $804        1%
                                                     ====    ====

     Revenues for Automotive's North American operations were $434 million, a 6 percent increase over the same period in 1998. Aftermarket revenues decreased $24 million in the third quarter of 1999 from the comparable period in 1998. Weaker industry conditions in the North American aftermarket were more than offset by the $50 million increase in sales to North American original equipment manufacturers. This increase is primarily attributable to Automotive's strong position in the North American light duty truck market where vehicle production has increased by 500,000 units from the third quarter in 1998 to the comparable period in 1999, and otherwise generally higher North American vehicle production levels.

     Automotive's European revenues were $307 million, a decrease of 3 percent from the same period a year earlier. The reduction in sales was primarily attributable to weak European aftermarket industry conditions. European aftermarket revenues decreased $11 million in the third quarter of 1999 from the comparable period in 1998. This reduction was partially offset by new program launches to support European original equipment manufacturers in the third quarter of 1999 compared to the same period in 1999.

     Automotive's revenues from operations in the rest of the world decreased 6 percent to $75 million compared to $80 million in the third quarter of 1998. Difficult economic conditions in South America and currency devaluation in Brazil resulted in a $10 million decrease in revenues from the third quarter of 1998 to the comparable period in 1999. This was partially offset by solid Australian and improving Asian results which increased $5 million in third quarter of 1999 from the comparable period in 1998.

     INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST ("OPERATING INCOME")

                                                           THIRD QUARTER
                                                      ------------------------
                                                      1999    1998    % CHANGE
                                                      ----    ----    --------
North America.......................................  $41     $30        37%
Europe..............................................   23      46       (50)
Rest of World.......................................    3      10       (70)
Other...............................................   --      (5)       --
                                                      ---     ---
                                                      $67     $81       (17)%
                                                      ===     ===

     North American operating income was $41 million, a 37 percent improvement over the prior year. A strong position in the solid selling light truck market and otherwise generally higher North American vehicle production levels increased operating income by $10 million. Additionally, improved operating efficiencies, including results from earlier restructuring initiatives, contributed $8 million to this improvement. Lower aftermarket sales volumes in North America, combined with the change in accounting principles with respect to the capitalization of start-up activities, partially offset these improvements.

     Operating income in Europe fell 50 percent from $46 million to $23 million. The change in accounting for platform start-up costs negatively impacted results by $7 million from the third quarter of 1998 to the comparable period in 1999. Lower aftermarket sales volumes in Europe contributed an additional $3 million to the decrease. The remainder of the decrease was primarily due to a shift in the mix of original equipment revenues from higher to lower margin business.

     Operating income from operations in the rest of the world declined 70 percent to $3 million from $10 million. Difficult economic conditions in South America and currency devaluation in Brazil resulted in $6 million of this decline.

     OPERATING INCOME AS A PERCENTAGE OF REVENUE

                                                           THIRD QUARTER
                                                      ------------------------
                                                      1999    1998    % CHANGE
                                                      ----    ----    --------
North America.....................................    9.4%     7.4%      27%
Europe............................................    7.5     14.6      (49)
Rest of World.....................................    4.0     12.5      (68)
  Tenneco Automotive..............................    8.2%    10.1%     (19)%

     Since revenue was essentially flat, operating income as a percentage of revenue declined primarily as a result of the factors cited in the discussion of operating income above.

     INTEREST EXPENSE

     For the quarter ended September 30, 1998, Tenneco allocated $42 million in interest expense to the discontinued specialty packaging operations. For the comparable period in 1999, $39 million in interest expense was allocated to discontinued operations. Adjusting for this allocation, interest expense was $6 million lower in the third quarter of 1999 than the comparable period in 1998. The lower interest expense is primarily attributable to debt reduction from the proceeds of the sale of Tenneco's containerboard interest early in the second quarter of 1999.

     INCOME TAXES

     Tenneco's effective tax rate for the third quarter of 1999 was 31% compared to a negative 11% in the third quarter last year. The 1998 rate was lower as a result of certain non-recurring foreign tax benefits in that quarter. The 1999 rate was unfavorably impacted by the tax effect of the recapitalization of Automotive's foreign subsidiaries.

     EARNINGS PER SHARE

     Income from continuing operations was $.86 per diluted common share for the third quarter of 1999, compared to $1.84 per diluted common share for last year's quarter. Discontinued operations generated income of $.32 per diluted common share during this year's quarter compared to income of $1.24 per diluted common share for the prior year's quarter. Net income was $1.18 per diluted common share for the third quarter of 1999, compared to $3.08 per diluted common share in last year's quarter.

RESULTS OF CONTINUING OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     NET SALES AND OPERATING REVENUES

                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------
                                                   1999       1998      % CHANGE
                                                  -------    -------    ---------
North America.................................    $1,321     $1,287          3 %
Europe........................................       945        949         --
Rest of World.................................       207        232        (11)
                                                  ------     ------
                                                  $2,473     $2,468         --
                                                  ======     ======

     Revenues for Automotive's North American operations were $1.3 billion, a 3 percent increase over the same period in 1998. Aftermarket revenues decreased $82 million in the nine months ended September 30, 1999 from the comparable period in 1998. Weaker industry conditions in the North American aftermarket were more than offset by the $116 million increase in sales to North American original equipment manufacturers. This increase is primarily attributable to Tenneco Automotive's strong presence in the light duty truck market, where North American light duty truck production has increased by one million units from the nine months ended September 30, 1998 to the comparable period in 1999, and otherwise generally higher North American vehicle production levels.

     Automotive's European revenues were $945 million, essentially flat from the same period a year earlier. European aftermarket revenues decreased $36 million in the nine months ended September 30, 1999 from the comparable period in 1998. This reduction was offset by increased sales to European original equipment manufacturers of $32 million for the nine months ended September 30, 1999 compared to the same period in 1998 resulting primarily from new program launches.

     Automotive's revenues from operations in the rest of the world decreased 11 percent to $207 million compared to $232 million in the nine months ended September 30, 1998. Difficult economic conditions in South America and currency devaluation in Brazil led to a $38 million decrease in revenues. This was partially offset by an increase of $13 million in revenues from solid Australian and improving Asian results.

  INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST ("OPERATING INCOME")

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     ------------------------
                                                     1999    1998    % CHANGE
                                                     ----    ----    --------
North America....................................    $143    $129       11 %
Europe...........................................      74     147      (50)
Rest Of World....................................       6      29      (79)
Other............................................      (4)    (17)      NM
                                                     ----    ----
                                                     $219    $288      (24)%
                                                     ====    ====

     North American operating income was $143 million for the nine months ended September 30, an 11 percent improvement over the same period in the prior year. Improved operating efficiencies in manufacturing and other cost reduction actions including results from earlier period restructuring initiatives contributed $26 million to these results. Additionally, Automotive's strong position in the solid selling light truck market and otherwise generally higher North American vehicle production levels increased operating income by $18 million. Lower North American aftermarket volumes and the change in accounting principles with respect to the capitalization of start-up activities somewhat offset this improvement in operating income for the nine months ended September 30, 1999 compared to the same period in 1998.

     European operating income decreased 50 percent from $147 million to $74 million. The lower operating income in Europe is primarily attributable to the change in accounting for platform start-up costs, lower aftermarket volumes and a shift in the mix of original equipment revenues from higher to lower margin business.

     Operating income from operations in the rest of the world declined 79 percent to $6 million from $29 million, as difficult economic conditions in South America and currency devaluation in Brazil reduced operating income by $16 million.

  OPERATING INCOME AS A PERCENTAGE OF REVENUE

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      ------------------------
                                                      1999    1998    % CHANGE
                                                      ----    ----    --------
North America.....................................    10.8%   10.0%       8 %
Europe............................................     7.8    15.5      (50)
Rest of World.....................................     2.9    12.5      (77)
Tenneco Automotive................................     8.9%   11.7%     (24)%

     Since revenue was essentially flat, operating income as a percentage of revenue declined primarily as a result of the factors cited in the discussion of operating income above.

     INTEREST EXPENSE

     For the nine months ended September 30, 1998, Tenneco allocated $129 million in interest expense to discontinued specialty packaging operations. For the comparable period in 1999, $115 million in interest expense was allocated to discontinued operations. Adjusting for this allocation, interest expense was $5 million lower in the first three quarters of 1999 than the comparable period in 1998. The lower interest expense is primarily attributable to debt reduction from the proceeds of the sale of Tenneco's containerboard interest early in the second quarter of 1999.

     INCOME TAXES

     Tenneco's effective tax rate for the nine months ended September 30, 1999 was 37% compared to 20% in the third quarter last year. The 1998 rate was lower as a result of certain non-recurring foreign tax benefits in that quarter. The 1999 rate was unfavorably impacted by the tax effect of the recapitalization of Automotive's foreign subsidiaries.

     EARNINGS PER SHARE

     Income from continuing operations was $2.40 per diluted common share for the nine months ended September 30, 1999, compared to $4.97 per diluted common share in the comparable period of 1998. Discontinued operations generated a loss of $2.98 per diluted common share during 1999 compared to income of $4.35 per diluted common share for the prior year. The current year period also included a $.20 per diluted common share extraordinary loss on early retirement of debt in connection with the sale of the containerboard assets, and $4.00 per diluted common share of charges related to the cumulative effect of changes in accounting principles noted above. Net loss was $4.78 per diluted common share for the nine months ended September 30, 1999, compared to $9.31 net income per diluted common share in the comparable period of 1998.

     RESTRUCTURING AND OTHER CHARGES

     In the fourth quarter of 1998, Tenneco's Board of Directors approved an extensive restructuring plan designed to reduce administrative and operational overhead costs. Tenneco recorded a pre-tax charge to income from continuing operations of $53 million, $34 million after-tax, or $1.02 per diluted common share. Of the pre-tax charge, for operational restructuring plans, $36 million related to the consolidation of the manufacturing and distribution operations of Automotive's North American aftermarket business. A staff and related cost reduction plan, which covers employees in Automotive's operating units and corporate operations, is expected to cost $17 million.

     The Automotive aftermarket restructuring involves closing two plant locations and five distribution centers, resulting in the elimination of 302 positions. The staff and related cost reduction plan involves the elimination of 454 administrative positions in Automotive's business units and its corporate operations.

     The fixed assets at the locations to be closed were written down to their fair value, less costs to sell, in the fourth quarter of 1998. As a result of the single-purpose nature of the assets, fair value was estimated at scrap value less cost to dispose. No significant net cash proceeds are expected to be received from the ultimate disposal of these assets, which should be complete by the fourth quarter of 2000. The effect of suspending depreciation for these impaired assets is a reduction in depreciation and amortization expense of approximately $2 million on an annual basis.

     As of September 30, 1999, approximately 670 employees have been terminated. To address customer service and production transfer issues, the closure of one plant location and one Automotive aftermarket distribution center has been delayed until the first and second quarters of 2000, respectively. All other restructuring actions, with the exception of the final disposal of certain assets, are being executed according to the initial plan and are expected to be complete by the fourth quarter of 1999. During the nine months ended September 30, 1999, the Automotive aftermarket business closed one plant location and four distribution centers.

     Amounts related to the restructuring plan are shown in the following table:

                                                                              CASH
                                                                            PAYMENTS
                                                                           NINE MONTHS
                                                      DECEMBER 31, 1998       ENDED        BALANCE AT
                                                        RESTRUCTURING     SEPTEMBER 30,   SEPTEMBER 30,
                                                       CHARGE BALANCE         1999            1999
                                                      -----------------   -------------   -------------
                                                                         (MILLIONS)
Severance...........................................         $15                $6             $ 9
Facility exit costs.................................           1                 1              --
                                                             ---                --             ---
                                                             $16                $7             $ 9
                                                             ===                ==             ===

     Automotive expects to realize annual savings of $27 million as a result of these restructuring initiatives, primarily from a reduction in salary and related employee expenses. Reduced depreciation charges comprise $2 million of the balance. Tenneco expects these savings will be fully realized beginning in the second quarter of 2000.

     To further reduce its cost structure, Tenneco is also evaluating a supplemental restructuring plan which could involve the closure of additional manufacturing and distribution facilities in North America and Europe. If this supplemental plan is approved by the Board of Directors and implemented, it could result in an additional charge in the fourth quarter of 1999 of between $45 million and $55 million before taxes, of which approximately 50 to 60 percent could be cash.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

     On November 5, 1999, Tenneco spun-off its specialty packaging businesses into a separate, independent company. The specialty packaging company also owns the remaining interest in the containerboard joint venture and the administrative services operations. The specialty and paperboard packaging businesses, and the administrative services operations, have been reflected as discontinued operations in the accompanying financial statements.

     Revenues and income for the paperboard packaging discontinued operations are shown in the following table.

                                                               THREE MONTHS     NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                              --------------   --------------
                                                              1999     1998    1999     1998
                                                              -----    -----   -----   ------
Net sales and operating revenues............................   $--     $415    $ 445   $1,185
                                                               ===     ====    =====   ======
Income before income taxes and interest allocation..........   $ 8     $ 35    $  30   $  101
Income tax (expense) benefit................................    --      (12)     (11)     (38)
                                                               ---     ----    -----   ------
Income before interest allocation...........................     8       23       19       63
Allocated interest expense, net of income tax...............    --       (8)      (5)     (20)
                                                               ---     ----    -----   ------
Income from discontinued operations before disposition......     8       15       14       43
Gain (loss) on disposition, net of income tax...............    --       10     (169)      19
                                                               ---     ----    -----   ------
Income (loss) from discontinued operations..................   $ 8     $ 25    $(155)  $   62
                                                               ===     ====    =====   ======

     Revenues and income for the specialty packaging business and administrative services operations are shown in the following table:

                                                               THREE MONTHS      NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------   ---------------
                                                              1999     1998     1999     1998
                                                              -----    -----   ------   ------
Net sales and operating revenues............................  $754     $696    $2,158   $2,067
                                                              ====     ====    ======   ======
Income before income taxes and interest allocation..........    69       74       213      247
Income tax (expense) benefit................................   (39)     (36)      (87)     (96)
                                                              ----     ----    ------   ------
Income before interest allocation...........................    30       38       126      151
Allocated interest expense, net of income tax...............   (26)     (23)      (70)     (67)
                                                              ----     ----    ------   ------
Income (loss) from discontinued operations..................  $  4     $ 15    $   56   $   84
                                                              ====     ====    ======   ======

     The current year period also included a $7 million extraordinary loss on early retirement of debt in connection with the sale of the containerboard assets.

     Nine months ended September 30, 1999 results from discontinued operations for the specialty packaging segment includes a pre-tax charge of $29 million relating to a plan to realign its headquarters functions. This plan involves the severance of approximately 40 employees and the closing of the Greenwich, Connecticut headquarters facility.

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

     In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. The statement requires previously capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Prior to January 1, 1999, Tenneco capitalized certain costs related to start-up activities, primarily engineering costs for new automobile original equipment platforms. Tenneco adopted SOP 98-5 on January 1, 1999, and recorded an after-tax charge for the cumulative effect of this change in accounting principle of $102 million (net of a $50 million tax benefit), or $3.05 per diluted common share. The change in accounting principle decreased income from continuing operations by $11 million (net of a $8 million tax benefit), or $.33 per diluted common share for the nine months ended September 30, 1999. If the new accounting method had been applied retroactively, income from continuing operations for the nine months ended September 30, 1998, would have been lower by $10 million (net of a $7 million tax benefit), or $.30 per diluted common share. For the three months ended September 30, 1999, the change in accounting principle decreased income from continuing operations by $6 million (net of a $4 million tax benefit), or $.18 per diluted common share. If the new accounting method had been applied retroactively, income from continuing operations for the three months ended September 30, 1998, would have been lower by $5 million (net of a $3 million tax benefit), or $.15 per diluted common share.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. Tenneco is currently evaluating the new standard but has not yet determined the impact it will have on its financial position or results of operations.

     Effective January 1, 1999, Tenneco changed its method of accounting for customer acquisition costs from a deferral method to an expense-as-incurred method. In connection with Tenneco's decision to separate its automotive and specialty packaging businesses into independent public companies, Tenneco determined that a change to an expense-as-incurred method of accounting for automotive aftermarket customer acquisition costs was preferable in order to permit improved comparability of stand-alone financial results with its aftermarket industry competitors. Tenneco recorded an after-tax charge for the cumulative effect of this change in accounting principle of $32 million (net of a $22 million tax benefit), or $.95 per diluted common share. The change in accounting principle increased income from continuing operations by $8 million (net of $5 million in income tax expense), or $.24 per diluted common share for the nine months ended September 30, 1999. If the new accounting principle had been applied retroactively, income from continuing operations for the nine months ended September 30, 1998, would have been higher by $1 million (net of $1 million in income tax expense), or $.03 per diluted common share. For the three months ended September 30, 1999, the change in accounting principle increased income from continuing operations by $3 million (net of $1 million in income tax expense), or $.09 per diluted common share. If the new accounting principle had been applied retroactively, income from continuing operations for the three months ended September 30, 1998, would have been higher by $3 million (net of $2 million in income tax expense), or $.09 per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

  CAPITALIZATION

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                1999            1998       % CHANGE
                                                            -------------   ------------   --------
Short term debt and current maturities....................     $  237          $  304        (22%)
Long-term debt............................................        796             671          19
Debt allocated to discontinued operations.................      1,985           2,456         (19)
                                                               ------          ------
Total debt................................................      3,018           3,431         (12)
                                                               ------          ------
Minority interest of continuing operations................        411             407           1
Minority interest of discontinued operations..............         21              14          50
                                                               ------          ------
Total minority interest...................................        432             421           3
                                                               ------          ------
Common shareowners' equity................................      2,140           2,504         (15)
                                                               ------          ------
Total capitalization......................................     $5,590          $6,356        (12%)
                                                               ======          ======

     Tenneco's ratio of debt to total capitalization was 54 percent at September 30, 1999 and at December 31, 1998. This ratio was calculated before giving effect to the debt realignment and spin-off, described below, which were completed after September 30, 1999. Tenneco expects its debt to total capitalization ratio to increase significantly as a result of these transactions.

     Prior to the spin-off, Tenneco realigned substantially all of its existing debt. To accomplish this, Tenneco initiated an offer to exchange Packaging debt securities for Tenneco debt securities having a book value of $1,166 million. Tenneco also initiated a cash tender offer to purchase debt securities having a book value of $1,374 million and repaid substantially all of its short-term borrowings. Finally, Tenneco retired approximately $400 million of subsidiary preferred stock. These transactions were financed by borrowings by Tenneco under a new credit facility, senior subordinated debt issued by Tenneco, and borrowings by Packaging under new credit facilities. The debt of Packaging was rated investment grade and the debt of Tenneco was rated non-investment grade by debt rating agencies.

     As part of the debt realignment, on September 30, 1999 Tenneco entered into a $1.55 billion committed senior secured financing arrangement with a syndicate of banks and other financial institutions consisting of: (i) a $500 million, six-year revolving credit facility; (ii) a $450 million six-year term loan;
(iii) a $300 million eight-year term loan and; (iv) a $300 million eight and one-half year term loan. A portion of each term loan is payable in quarterly installments beginning September 30, 2001. Borrowings under this facility bear interest at an annual rate equal to, at the borrower's option, either (i) the London Interbank Offering Rate plus a margin of 275 basis points for the six-year revolving credit facility and the six-year term loan, 325 basis points for the eight-year term loan and 350 basis points for the eight and one-half year term loan; or (ii) a rate consisting of the greater of The Chase Manhattan Bank's prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 175 basis points for the six-year revolving credit facility and the six-year term loan, 225 basis points for the eight-year term loan and 250 basis points for the eight and one-half year term loan. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and the six-year term loan may be adjusted based on the consolidated leverage ratio (total debt divided by consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the senior credit facility agreement) measured at the end of each quarter starting with the fiscal quarter ending December 31, 2000.

     The senior credit facility agreement requires that Tenneco initially maintain: (i) a consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA) not greater than 4.75; (ii) a consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense) not less than 2.00; and (iii) a consolidated fixed charge coverage ratio (consolidated EBITDA less consolidated capital expenditures, divided by consolidated interest expense) not less than 1.00. Under the terms of the senior credit facility agreement, the maximum permitted consolidated leverage ratio will decrease beginning in the year 2001, the minimum permitted consolidated interest coverage ratio will increase beginning in the year 2001 and the minimum permitted consolidated fixed charge coverage ratio will increase beginning in the year 2002. The senior credit facility agreement also contains restrictions on Tenneco's operations that are customary for similar facilities, including limitations on: (a) incurring additional liens; (b) sale and leaseback transactions; (c) liquidations and dissolutions (d) incurring additional indebtedness or guarantees; (e) capital expenditures; (f) dividends; (g) mergers and consolidations; and (h) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans.

     The senior subordinated debt indenture requires that Tenneco Automotive, as a condition to incurring certain types of indebtedness not otherwise permitted, initially maintain an interest coverage ratio of not less than 2.00. Under the terms of the indenture, the minimum interest coverage ratio will increase beginning in 2001. The indenture also contains restrictions on Tenneco's operations, including limitations on: (1) incurring additional indebtedness or liens; (2) dividends; (3) distributions and stock repurchases; (4) investments; and (5) mergers and consolidations.

     Upon completion of the debt realignment and spin-off, Tenneco's total indebtedness was approximately $1.7 billion, including $22 million which was borrowed under the revolving credit facility, leaving $478 million available under that facility on the date of the spin-off. Tenneco believes that cash flows from operations, combined with available borrowing capacity described above, will generally be sufficient to meet its future capital requirements for the following year.

  CASH FLOWS

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    -------------------------
                                                     1999    1998    % CHANGE
                                                    ------   -----   --------
Cash provided (used) by:
  Operating activities -- continuing operations...  $ (100)  $  33     (403)%
  Investing activities -- continuing operations...  $ (161)  $(181)      11 %
  Financing activities............................  $1,244   $  96    1,195 %

  OPERATING ACTIVITIES

     Cash provided by continuing operating activities declined by $133 million for the nine months ended September 30, 1999 compared to the comparable 1998 period. Income from continuing operations was $89 million lower and investments in working capital were $63 million more for the nine months ended September 30, 1999 compared to the 1998 period. The increase in working capital was primarily attributable to the one-time impact of terminating Automotive's accounts receivable factoring program in connection with the spin-off, which increased receivables by $67 million.

     Cash provided by Tenneco's discontinued operations declined by $398 million in the first nine months ended 1999 compared to the 1998 period. The paperboard operations were responsible for $213 million which is primarily attributable to the purchase of containerboard business accounts receivable in contemplation of the sale of the containerboard business in April. Additionally, containerboard results are reflected for the first four months in 1999 and for the first nine months in 1998 due to the sale of this business. Investment in working capital within the specialty packaging business increased by $139 million in the nine months ended 1999 compared to the 1998 period.

  INVESTING ACTIVITIES

     Cash used by investing activities from continuing operations was $20 million lower in the nine months ended September 30, 1999 compared to the same period in 1998. Capital expenditures were $17 million lower in the nine months ended September 30, 1999 compared to the same period in 1998 due to more effective capital management. This was offset by the acquisition of Kinetic Ltd. for $36 million. Kinetic, an Australian suspension engineering company with advanced roll-control technology, provides enhanced on-road handling while improving off-road performance.

     Cash used by investments in discontinued operations increased by $619 million in the nine months ended September 30, 1999 compared to the 1998 period. During the second quarter of 1999, Tenneco acquired for approximately $1.1 billion certain assets previously used by the containerboard business under operating leases and timber cutting rights. This was required in order to complete the April containerboard sale. The source of the funds for these capital expenditures was borrowings by Packaging prior to the containerboard sale. See "Financing Activities" below. Tenneco also received approximately $300 million in proceeds related to the containerboard and folding carton sale transactions.

  FINANCING ACTIVITIES

     Excluding borrowings required to complete the containerboard sale transaction, cash used by financing activities was $517 million for the nine months ended September 30, 1999. This primarily reflected the use of the net proceeds of the containerboard sale transaction to reduce Tenneco's short-term debt.

     Before the containerboard sale transaction, Packaging borrowed approximately $1.8 billion. These borrowings were used to acquire the assets used under operating leases and timber cutting rights described under "Investing Activities" above, and to purchase the containerboard business accounts receivable described under "Operating Activities" above. Packaging remitted the balance of the borrowings to Tenneco to retire short-term debt. Packaging contributed the containerboard business to the new joint venture subject to the approximately $1.8 billion in new debt. The debt reduction, which resulted from this contribution, is shown on the Statements of Cash Flows as a non-cash financing activity.

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

     Tenneco believes that approximately 99 percent of Automotive's major business applications systems and approximately 99 percent of Automotive's manufacturing equipment had achieved Year 2000 compliance as of September 30, 1999. Tenneco has confirmed that none of its Automotive products are date-sensitive. Remediation, replacement, or establishment of alternative procedures for systems and equipment have been and are being undertaken on a business priority basis.

     Tenneco has also contacted Automotive's major suppliers, financial institutions, and others with whom Automotive conducts business to determine whether they will be able to resolve in a timely manner Year 2000 problems possibly affecting Automotive. A majority of these entities, including critical suppliers, have responded by advising as to the status of their efforts and by stating that they expect to become Year 2000 compliant in a timely manner. Based on these responses, critical suppliers have been assigned a risk rating. This process is ongoing. Tenneco intends to continue corresponding with critical high risk third parties to obtain information and updates on their Year 2000 efforts, and to assess new suppliers, financial institutions and others with whom Automotive begins to conduct business.

     Based upon current estimates, Tenneco believes that costs to address Automotive's Year 2000 issues and implement necessary changes to its existing systems and equipment including costs incurred to date, will range from $15 to $17 million. As of September 30, 1999, approximately $13 million of the costs had been incurred. These costs are being expensed as they are incurred, except that in some instances Tenneco may determine that replacing existing computer systems or equipment may be more effective and efficient, particularly where additional functionality is available. These replacements would be capitalized and would reduce the estimated expense associated with Year 2000 issues.

     If Tenneco is unable to complete on a timely and cost-effective basis the remediation or replacement of critical systems or equipment not yet in compliance, or develop alternative procedures, or if those with whom Automotive conducts business are unsuccessful in implementing timely solutions, Year 2000 issues could have a material adverse effect on Tenneco's financial condition or results of operations. Possible worst case scenarios include interruptions in Automotive's ability to manufacture its products, process and ship orders, and bill and collect accounts receivable due to internal systems failures or the systems failures of its suppliers or customers. Tenneco believes it will be able to timely resolve Automotive's own Year 2000 issues.

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

]EURO CONVERSION

     The European Monetary Union resulted in the adoption of a common currency, the "Euro," among eleven European nations. The Euro is being adopted over a three-year transition period beginning January 1, 1999. In October 1997, Tenneco established a cross-functional Euro Committee, comprised of representatives of its operational divisions as well as its corporate offices. That Committee had two principal objectives: (i) to determine the impact of the Euro on Tenneco's business operations, and (ii) to recommend and facilitate implementation of those steps necessary to ensure that Tenneco would be fully prepared for the Euro's introduction. As of January 1, 1999, Tenneco implemented those Euro conversion procedures that it had determined to be necessary and prudent to adopt by that date, and is on track to becoming fully "Euro ready" on or before the conclusion of the three-year Euro transition period. Tenneco believes that the costs associated with transitioning to the Euro will not be material to its consolidated financial position or the results of its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Subsequent to September 30, 1999, Tenneco realigned substantially all of its debt in connection with the spin-off of Packaging. Substantially all of Tenneco's existing fixed rate debt was retired through cash tender offers or offers to exchange Packaging debt securities for Tenneco debt securities. Tenneco financed this debt realignment by issuing new debt securities, a portion of which carry interest rates that change with market rates of interest. See
Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

                                    PART II

                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On October 5, 1999, Tenneco commenced a cash tender offer and debt exchange offer for all series of its then-outstanding publicly registered debt securities (the "Public Debt Securities"). These securities were issued under an Indenture, dated as of November 1, 1996, as amended (the "Indenture"), between Tenneco and The Chase Manhattan Bank, as trustee. In connection with the tender and exchange offers, Tenneco solicited consents from the holders of these securities to amendments to the Indenture. The required consents were received and the Indenture was amended to eliminate the restrictions on Tenneco's operations previously included in the Indenture. The eliminated restrictions include prior limitations on (1) the ability of Tenneco and specified subsidiaries to incur secured debt and enter into sale-leaseback transactions and (2) the ability of Tenneco to merge, consolidate or transfer all or substantially all of its assets. The supplemental indenture pursuant to which the amendments were effected is filed as an exhibit to this report and is incorporated herein by reference.

     In connection with the realignment of its debt as part of its spin-off of Packaging, Tenneco (1) entered into a new senior secured credit facility on September 30, 1999 and made initial borrowings of $1,072 under this facility on November 4, 1999 and (2) issued $500 million of senior subordinated notes due October 15, 2009 on October 14, 1999. The senior secured credit facility is secured by substantially all of the tangible and intangible domestic assets of Tenneco and its subsidiaries and is collateralized by a perfected security interest in all of the capital stock of Tenneco's material domestic subsidiaries and in up to 66% of the capital stock of Tenneco's first-tier foreign subsidiaries. In addition, the senior secured credit facility is guaranteed on a joint and several basis by all of Tenneco's material domestic subsidiaries and the senior subordinated notes are guaranteed on a joint and several basis by all of Tenneco's material domestic wholly owned subsidiaries. Because the senior secured credit facility and senior subordinated notes are secured and/or guaranteed, the Public Debt Securities that remain outstanding after the tender and exchange offers described above have become structurally subordinated to the rights of the lenders for these new borrowings. This is because the remaining Public Debt Securities are not and will not be supported by similar security and/or guarantees.

     In addition, the senior secured credit facility and senior subordinated notes contain provisions which limit the ability of Tenneco and its subsidiaries to take a number of actions relating to their capital stock and debt securities. These restrictions include, among other things, limitations on their ability to:
(1) pay dividends or make distributions to holders of capital stock; (2) repurchase or redeem capital stock; and (3) prepay or modify other debt securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Tenneco held a special stockholders' meeting on October 25, 1999 to consider and vote on two separate proposals: (i) a proposal to amend Tenneco's certificate of incorporation to phase-out Tenneco's existing three-class staggered Board of Directors system, and provide instead for the annual election of directors (the "Elimination of Staggered Board Proposal"), and (ii) a proposal to amend Tenneco's certificate of incorporation whereby every five shares of Tenneco's then-issued common stock would be converted automatically into one share of Tenneco's new common stock (the "Reverse Stock Split Proposal"). The meeting proceeded and both the Elimination of Staggered Board Proposal and Reverse Stock Split Proposal were approved by holders of a majority of the Tenneco's outstanding common stock. The following sets forth the number of votes cast for, against and abstain with respect to these proposals at the meeting:

     ELIMINATION OF STAGGERED BOARD PROPOSAL

          VOTES FOR                      VOTES AGAINST                    VOTES ABSTAIN
          ---------                      -------------                    -------------
         127,396,690                       2,378,548                        1,051,113

     REVERSE STOCK SPLIT PROPOSAL

          VOTES FOR                      VOTES AGAINST                    VOTES ABSTAIN
          ---------                      -------------                    -------------
         138,533,392                       8,254,821                        1,175,919

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The exhibits filed with this report are listed on the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

     (b) Reports on Form 8-K. Since the beginning of the third quarter of 1999, Tenneco filed the following Current Reports on Form 8-K:

     - Form 8-K dated July 14, 1999, including pursuant to item 5 financial and other information that superseded comparable information included in Tenneco's Annual Report on From 10-K for the year ended December 31, 1998 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (including the following financial statements: (1) Tenneco Inc. and consolidated subsidiaries financial statements for the three months ended March 31, 1999 and 1998; and (2) Tenneco Inc. and consolidated subsidiaries financial statements for the three years in the period ended December 31, 1998);

     - Form 8-K dated August 20, 1999, including pursuant to item 5 financial and other information that superseded comparable information included in Tenneco's Annual Report on Form 10-K for the year ended December 31, 1998, Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and Current Report on Form 8-K dated July 14, 1999 (including the following financial statements: (1) Tenneco Inc. and consolidated subsidiaries financial statements for the three months ended March 31, 1999 and 1998;
       (2) Tenneco Inc. and consolidated subsidiaries financial statements for the three months and six months ended June 30, 1999 and 1998; and (3) Tenneco Inc. and consolidated subsidiaries financial statements for the three years in the period ended December 31, 1998);

     - Form 8-K dated September 27, 1999, including pursuant to item 5 certain information regarding the offering of senior subordinated notes by Tenneco;

     - Form 8-K dated October 4, 1999, as amended, including pursuant to item 5 certain financial information;

     - Form 8-K dated October 4, 1999, including pursuant to item 5 certain information regarding Packaging;

     - Form 8-K dated October 7, 1999, including pursuant to item 5 certain financial information and certain information regarding the offering of senior subordinated notes by Tenneco;

     - Form 8-K dated October 12, 1999, including pursuant to item 5 certain information regarding the spin-off of Packaging and certain information regarding the offering of senior subordinated notes by Tenneco;

     - Form 8-K dated October 25, 1999, including pursuant to item 5 certain information regarding Tenneco's special stockholders' meeting held on October 25, 1999, certain information regarding Packaging and certain financial information; and

     - Form 8-K dated November 4, 1999, including pursuant to items 2 and 7 financial and other information regarding the spin-off of Packaging (including an Unaudited Pro Forma Consolidated Balance Sheet of Tenneco at June 30, 1999 and Unaudited Pro Forma Consolidated Statements of Income for Tenneco for the six months ended June 30, 1999 and the year ended December 31, 1998).

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Automotive Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          TENNECO AUTOMOTIVE INC.

                                          By:     /s/ MARK A. MCCOLLUM
                                            ------------------------------------
                                            Mark A. McCollum
                                            Senior Vice President and
                                            Chief Financial Officer

November 15, 1999

                                 EXHIBIT INDEX
                                       TO
                             QUARTERLY ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1999

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    2         Distribution Agreement by and between Tenneco Inc. and
              Tenneco Packaging Inc. dated November 3, 1999 (incorporated herein by reference to Exhibit 2 to the registrant's Current
              Report on Form 8-K dated November 4, 1999, File No.
              1-12387).
    3.1(a)    Restated Certificate of Incorporation of the registrant
              dated December 11, 1996 (incorporated herein by reference
              from Exhibit 3.1(a) of the registrant's Annual Report on
              Form 10-K for the year ended December 31, 1997, File No.
              1-12387).
    3.1(b)    Certificate of Amendment, dated December 11, 1996
              (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
              December 31, 1997, File No. 1-12387).
    3.1(c)    Certificate of Ownership and Merger, dated July 8, 1997
              (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
              December 31, 1997, File No. 1-12387).
    3.1(d)    Certificate of Designation of Series B Junior Participating
              Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1998, File No. 1-12387).
    3.1(e)    Certificate of Elimination of the Series A Participating
              Junior Preferred Stock of the registrant dated September 11,
              1998 (incorporated herein by reference from Exhibit 3.1(e)
              of the registrant's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1998, File No. 1-12387).
    3.1(f)    Certificate of Amendment to Restated Certificate of
              Incorporation of the registrant dated November 5, 1999.
    3.1(g)    Certificate of Amendment to Restated Certificate of
              Incorporation of the registrant dated November 5, 1999.
    3.1(h)    Certificate of Ownership and Merger merging Tenneco
              Automotive Merger Sub Inc. with and into the registrant,
              dated November 5, 1999.
    3.2(a)    Amended By-Laws of the registrant (incorporated herein by
              reference from Exhibit 3.2 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No.
              1-12387).
    3.2(b)    Amendments to the By-Laws of the registrant effected October
              12, 1999.
    4.1       Qualified Offer Plan Rights Agreement dated as of September
              8, 1998, by and between the registrant and First Chicago
              Trust Company of New York, as Rights Agent (incorporated
              herein by reference from Exhibit 4.1 of the registrant's
              Current Report on Form 8-K dated September 24, 1998, File
              No. 1-12387).
    4.2(a)    Indenture, dated as of November 1, 1996, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference from Exhibit 4.1 of the
              registrant's Form S-4, Registration No. 333-14003).
    4.2(b)    First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference from Exhibit 4.3(b) of the registrant's Annual Report on Form 10-K for the year ended
              December 31, 1996, File No. 1-12387).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    4.2(c)    Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
              December 31, 1996, File No. 1-12387).
    4.2(d)    Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
              December 31, 1996, File No. 1-12387).
    4.2(e)    Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
              December 31, 1996, File No. 1-12387).
    4.2(f)    Fifth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference from Exhibit 4.3(f) of the registrant's Annual Report on Form 10-K for the year ended
              December 31, 1996, File No. 1-12387).
    4.2(g)    Sixth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference from Exhibit 4.3(g) of the registrant's Annual Report on Form 10-K for the year ended
              December 31, 1996, File No. 1-12387).
    4.2(h)    Seventh Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference from Exhibit 4.3(h) of the registrant's Annual Report on Form 10-K for the year ended
              December 31, 1996, File No. 1-12387).
    4.2(i)    Eighth Supplemental Indenture, dated as of April 28, 1997, to Indenture, dated as of November 1, 1996 between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference from Exhibit 4.1 of the
              registrant's Current Report on Form 8-K dated April 23,
              1997, File No. 1-12387).
    4.2(j)    Ninth Supplemental Indenture, dated as of April 28, 1997, to
              Indenture, dated as of November 1, 1996, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference from Exhibit 4.2 of the
              registrant's Current Report on Form 8-K dated April 23,
              1997, File No. 1-12387).
    4.2(k)    Tenth Supplemental Indenture, dated as of July 16, 1997, to
              Indenture, dated as of November 1, 1996, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference from Exhibit 4.1 of the
              registrant's Current Report on Form 8-K dated June 11, 1997,
              File No. 1-12387).
    4.2(l)    Eleventh Supplemental Indenture, dated October 21, 1999, to
              Indenture dated November 1, 1996 between The Chase Manhattan
              Bank, as Trustee, and the registrant.
    4.3       Specimen stock certificate for Tenneco Automotive Inc.
              common stock.
    4.4(a)    Indenture dated October 14, 1999 by and between the
              registrant and The Bank of New York, as trustee.
    4.4(b)    Supplemental Indenture dated November 4, 1999 among Tenneco
              Automotive Operating Subsidiary Inc. (formerly Tenneco
              Automotive Inc.), Tenneco International Holding Corp.,
              Tenneco Global Holdings Inc., The Pullman Company and
              Clevite Industries Inc. in favor of The Bank of New York, as trustee.
    4.5(a)    Credit Agreement, dated as of September 30, 1999, among the registrant, the Lenders named therein, Commerzbank and Bank of America, N.A., Citicorp USA, Inc. and The Chase Manhattan
              Bank.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    9         None
   10.1       Distribution Agreement, dated November 1, 1996, by and among
              El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.) the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
              10, File No. 1-12387).
   10.2       Amendment No. 1 to Distribution Agreement, dated as of
              December 11, 1996, by and among El Paso Tennessee Pipeline
              Co. (formerly Tenneco Inc.), the registrant, and Newport
              News Shipbuilding Inc. (incorporated herein by reference
              from Exhibit 10.2 of the registrant's Annual Report on Form
              10-K for the year ended December 31, 1996, File No.
              1-12387).
   10.3       Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
              Tenneco Inc.), the registrant, and Newport News Shipbuilding
              Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year
              ended December 31, 1996, File No. 1-123387).
   10.4       Benefits Agreement, dated December 11, 1996, by and among El
              Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
              registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
              Annual Report on Form 10-K for the year ended December 31,
              1996, File No. 1-12387).
   10.5       Insurance Agreement, dated December 11, 1996, by and among
              El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
              Annual Report on Form 10-K for the year ended December 31,
              1996, File No. 1-12387).
   10.6       Tax Sharing Agreement, dated December 11, 1996, by and among
              El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
              Newport News Shipbuilding Inc., the registrant, and El Paso
              Natural Gas Company (incorporated herein by reference from
              Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
   10.7       First Amendment to Tax Sharing Agreement, dated as of
              December 11, 1996, among El Paso Tennessee Pipeline Co.
              (formerly Tenneco Inc.), the registrant and Newport News
              Shipbuilding Inc. (incorporated herein by reference from
              Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
   10.8       Tenneco Automotive Inc. Executive Incentive Compensation
              Plan.
   10.9       Agreement, dated September 9, 1992 between Theodore R.
              Tetzlaff and the registrant (incorporated herein by
              reference from Exhibit 10.21 of the registrant's Form 10,
              File No. 1-12387).
   10.10      Letter Agreement dated September 24, 1998 between Robert T.
              Blakely and the registrant. (incorporated herein by
              reference from Exhibit 10.23 of the registrant's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1998, File No. 1-12387).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.11      Letter Agreement dated September 24, 1998 between John J.
              Castellani and the registrant (incorporated herein by
              reference from Exhibit 10.28 of the registrant's Annual
              Report on Form 10-K for the year ended December 31, 1998,
              File No. 1-12387).
   10.12      Agreement, dated as of April 12, 1999, among the registrant
              Tenneco Management Company, Tenneco Packaging Inc., and Paul
              T. Stecko. (incorporated herein by reference from Exhibit
              10.30 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-12387).
   10.13      Tenneco Automotive Inc. Change of Control Severance Benefits
              Plan for Key Executives.
   10.14      Tenneco Automotive Inc. Stock Ownership Plan.
   10.15      Tenneco Automotive Inc. Key Executive Pension Plan.
   10.16      Tenneco Automotive Inc. Deferred Compensation Plan.
   10.17      Tenneco Automotive Inc. Supplemental Executive Retirement
              Plan.
   10.18      Release Agreement dated as of October 18, 1999 by and
              between Dana G. Mead and Tenneco Management Company and
              Modification of Release Agreement dated as of October 18,
              1999 among Dana G. Mead, Tenneco Inc. and Tenneco Management
              Company.
   10.19      Human Resources Agreement by and between Tenneco Inc. and
              Tenneco Packaging Inc. dated November 4, 1999 (incorporated herein by reference to Exhibit 99.1 to the registrant's
              Current Report on Form 8-K dated November 4, 1999, File No.
              1-12387).
   10.20      Tax Sharing Agreement by and between Tenneco Inc. and
              Tenneco Packaging Inc. dated November 3, 1999 (incorporated herein by reference to Exhibit 99.2 to the registrant's
              Current Report on Form 8-K dated November 4, 1999, File No.
              1-12387).
   10.21      Amended and Restated Transition Services Agreement by and
              between Tenneco Inc. and Tenneco Packaging Inc. dated as of
              November 4, 1999.
   11         None
   12         Computation of Ratio of Earnings to Fixed Charges.
   18         None
   22         None
   23         None
   24         None
   27.1       Financial Data Schedule - Period ended September 30, 1999.
   27.2       Financial Data Schedule - Period ended September 30, 1998.
   28         None
   99         None