Form 10-K405
period 1999-12-31
TENNECO AUTOMOTIVE INC
filed 2000-03-23
CIK 1024725

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-12387

                            TENNECO AUTOMOTIVE INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        76-0515284
        (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                         Identification No.)

             500 NORTH FIELD DRIVE                                    60045
                LAKE FOREST, IL                                    (Zip Code)
   (Address of principal executive offices)

Registrant's telephone number, including area code: (847) 482-5000

Securities registered pursuant to Section 12(b) of the Act:

                                                                  NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                                 ON WHICH REGISTERED
               -------------------                                ---------------------
6.70% Notes due 2005; 7.45% Debentures due 2025;              New York Stock Exchange
  8.075% Notes due 2002; 9.20% Debentures due
  2012;
  10.75% Notes due 2001; 10.20% Debentures due
  2008
Common Stock, par value $.01 per share                        New York, Chicago, Pacific and
                                                              London Stock Exchanges
Preferred Share Purchase Rights                               New York, Chicago, Pacific and
                                                              London Stock Exchanges

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

CLASS OF COMMON EQUITY AND NUMBER OF SHARES
  HELD BY NON-AFFILIATES AT MARCH 1, 2000        MARKET VALUE HELD BY NON-AFFILIATES
-------------------------------------------      -----------------------------------
     Common Stock, 33,654,463 shares                        $250,305,609*

-------------------------
* Based upon the closing sale price on the Composite Tape for the Common Stock on March 1, 2000.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $.01 per share, 33,978,773 shares outstanding as of March 1, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                         PART OF THE FORM 10-K
                        DOCUMENT                                        INTO WHICH INCORPORATED
                        --------                                        -----------------------
Tenneco Automotive Inc.'s Definitive Proxy Statement for
  the Annual Meeting of Stockholders to be Held May 9,
  2000                                                                         Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects and developments of the Company (as defined) and business strategies for its operations, all of which are subject to risks and uncertainties. These forward looking statements are identified as "forward looking statements" or by their use of terms (and variations thereof) and phrases such as "will," "may," "anticipates," "intend," "goal," "continued," "estimate," "expects," "project," "potential," "forecast," "plans," "should," "designed to," "foreseeable future," "outlook," "believe," and "scheduled" and similar terms (and variations thereof) and phrases.

     When a forward looking statement includes a statement of the assumptions or bases underlying the forward looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward looking statement, we or our management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     Our actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include the following:

     Changes in Consumer Demand and Prices. Demand for our original equipment products is subject to the level of consumer demand for new vehicles that are equipped with our parts. The level of new car purchases is cyclical, affected by such factors as interest rates, consumer confidence, patterns of consumer spending and the automobile replacement cycle. Demand for our aftermarket products varies based upon such factors as the level of new vehicle purchases, which initially displaces demand for aftermarket products, the severity of winter weather, which increases the demand for certain aftermarket products, and other factors, including the average useful life of parts and number of miles driven.

     Demand for and pricing of our products are subject to economic conditions and other factors present in the various domestic and international markets where the products are sold.

     Consolidation among automotive parts customers and suppliers could make it more difficult for us to compete favorably. Our financial condition and results of operations could be adversely affected because the customer base for automotive parts is consolidating in both the original equipment market and aftermarket. As a result, we are competing for business from fewer customers. Due to the cost focus of these major customers, we have been, and expect to continue to be, required to reduce prices. We cannot be certain that we will be able to generate cost savings and operational improvements in the future that are sufficient to offset price reductions required by existing customers and necessary to win additional business.

     Furthermore, the trend towards consolidation among automotive parts suppliers is resulting in fewer, larger suppliers who benefit from purchasing and distribution economies of scale. If we cannot achieve cost savings and operational improvements sufficient to allow us to compete favorably in the future with these larger companies, our financial condition and results of operations could be adversely affected due to a reduction of, or inability to increase, sales.

     We are dependent on large customers for future revenues. We depend on major vehicle manufacturers for a substantial portion of our net sales. For example, during 1999 Ford, DaimlerChrysler and General Motors accounted for 13.8%, 13.6% and 10.3% of our net sales from continuing operations, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may make fewer sales to these customers for a variety of reasons, including: (1) loss of awarded business; (2) reduced or delayed customer requirements; or (3) strikes or other work stoppages affecting production by the customers.

     We may not be able to successfully respond to the changing distribution channels for aftermarket products. Major automotive aftermarket retailers, such as AutoZone and Advance Auto Parts, are attempting to increase their commercial sales by selling directly to automotive parts installers in addition to individual consumers. These installers have historically purchased from their local warehouse distributors and jobbers, who are our more traditional customers. We cannot assure you that we will be able to maintain or increase aftermarket sales through increasing our sales to retailers. Furthermore, because of the cost focus of major retailers, we have been, and expect to continue to be, required to offer price concessions. Our failure to maintain or increase aftermarket sales, or to offset the impact of any reduced sales or pricing through cost improvements, could have an adverse impact on our business and operating results.

     We may be unable to compete favorably in the highly competitive automotive parts industry. The automotive parts industry is highly competitive. Although the overall number of competitors has decreased due to ongoing industry consolidation, we face significant competition within each of our major product areas. The principal competitive factors are price, quality, service, product performance, design and engineering capabilities, new product innovation and timely delivery. We cannot assure you that we will be able to continue to compete favorably in this competitive market or that increased competition will not have a material adverse effect on our business by reducing our ability to increase or maintain sales or profit margins.

     We may be unable to realize our business strategy of improving operating performance. We have either implemented or plan to implement several important strategic initiatives designed to improve our operating performance. The failure to achieve the goals of these initiatives could have a material adverse effect on our business, particularly since we rely on these initiatives to offset pricing pressures from our customers, as described above. We cannot assure you that we will be able to successfully implement or realize the expected benefits of any of these initiatives or that we will be able to sustain improvements made to date.

     We are subject to risks related to our international operations. We have manufacturing and distribution facilities in many countries, principally in North America, Europe and Latin America, and sell our products worldwide. For 1999, about 46% of our net sales from continuing operations were derived from operations outside North America. International operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

     - exposure to local economic conditions;

     - exposure to local political conditions, including the risk of seizure of assets by foreign government;

     - currency exchange rate fluctuations;

     - hyperinflation in certain foreign countries;

     - controls on the repatriation of cash, including imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries; and

     - export and import restrictions.

     We may be unable to realize sales represented by our awarded business. The realization of future sales from awarded business is inherently subject to a number of important risks and uncertainties, including as to the number of vehicles that our OE customers will actually produce, the timing of that production and the mix of options that our OE customers and consumers may choose. In addition, our customers generally have the right to replace us with another supplier at any time for a variety of reasons. Accordingly, we cannot assure you that we will in fact realize any or all of the future sales represented by our awarded business.

     Exchange rate fluctuations could cause a decline in our financial condition and results of operations. As a result of our international operations, we generate a significant portion of our net sales and incur a significant portion of our expenses in currencies other than the U.S. dollar. To the extent we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in that currency could have a material adverse effect on our business. For example, where we have significantly more costs than revenues generated in a foreign currency, we are subject to risk if that foreign currency appreciates against the U.S. dollar because the appreciation effectively increases our cost in that country. We generally seek to mitigate the effect of exchange rate fluctuations from time to time through the use of derivative financial instruments, but cannot assure you that we will continue this practice or be successful in these efforts.

     The financial condition and results of operations of some of our operating entities are reported in foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. dollar against these foreign currencies will have a positive effect on reported revenues and operating profit. We do not generally seek to mitigate this translation effect through the use of derivative financial instruments.

     The cyclicality of automotive production and sales could cause a decline in our financial condition and results. A decline in automotive sales and production would likely cause a decline in our sales to vehicle manufacturers, and could result in a decline in our results of operations and financial condition. The automotive industry has been characterized historically by periodic fluctuations in overall demand for vehicles due to, among other things, changes in general economic conditions and consumer preferences. These fluctuations generally result in corresponding fluctuations in demand for our products. The highly cyclical nature of the automotive industry presents a risk that is outside our control and that cannot be accurately predicted.

     Longer product lives of automotive parts are adversely affecting aftermarket demand for some of our products. The average useful life of automotive parts has been steadily increasing in recent years due to innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. As a result, a portion of sales in the aftermarket has been displaced. Additional increases in the average useful lives of automotive parts are likely to adversely affect the demand for our aftermarket products. Aftermarket sales represented approximately 35% of our net sales from continuing operations for 1999.

     The hourly workforce in the automotive industry is highly unionized and our business could be adversely affected by labor disruptions. Substantially all of the hourly employees of North American vehicle manufacturers are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America under collective bargaining agreements. In addition, vehicle manufacturers and their employees in other countries are also subject to labor agreements. A work stoppage or strike at the production facilities of a significant customer, at our facilities or at a significant supplier could have an adverse impact on us by disrupting demand for our products and/or our ability to manufacture our products. For example, the General Motors strike in 1998 reduced second and third quarter revenue and income growth of our original equipment business in that year.

     We may incur material product warranty costs. From time to time, we receive product warranty claims from our customers. Vehicle manufacturers are increasingly requiring their outside suppliers to guarantee or warrant their products and to bear the costs of repair and replacement of these products under new vehicle warranties. We cannot assure you that costs associated with providing product warranties will not be material.

     We cannot assure you that we will be able to successfully transition to an independent public company. Prior to November 4, 1999, we never operated as a stand-alone company and had historically been able to rely, to some degree, on the earnings, assets and cash flow of our former packaging businesses for capital requirements and some administrative services. Accordingly, our consolidated financial statements included in this document may not necessarily reflect the results of operations and financial condition that would have been achieved if we had operated independently of our packaging businesses during the periods presented. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Changes in Prices of Raw Materials. Significant increases in the cost of certain raw materials used in our products, to the extent they are not timely reflected in the price we charge our customers or mitigated through long-term supply contracts, could adversely impact our results.

     Other Factors. In addition to the factors described above, we may be impacted by a number of other matters and uncertainties, including: (i) potential legislation, regulatory changes and other governmental actions, including the ability to receive regulatory approvals and the timing of such approvals; (ii) material substitution; (iii) new technologies that reduce the demand for certain of our products or otherwise render them obsolete; (iv) our ability to integrate operations of acquired businesses quickly and in a cost effective manner; (v) changes in distribution channels or competitive conditions in the markets and countries where we operate; (vi) capital availability or costs, including changes in interest rates, market perceptions of the industries in which we operate or ratings of securities; (vii) increases in the cost of compliance with regulations, including environmental regulations, and environmental liabilities in excess of the amount reserved; (viii) changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies; and (ix) the timing and occurrence (or nonoccurrence) of transactions and events which may be subject to circumstances beyond our control.

                               TABLE OF CONTENTS

                                   PART I
Item 1.    Business....................................................    1
             Tenneco Automotive Inc. ..................................    1
             Contributions of Major Businesses.........................    2
             Description of Our Business...............................    4
             Environmental Matters.....................................   16
             Certain Reorganization Agreements.........................   17
Item 2.    Properties..................................................   17
Item 3.    Legal Proceedings...........................................   18
Item 4.    Submission of Matters to a Vote of Security Holders.........   18
Item 4.1.  Executive Officers of the Registrant........................   19
                                  PART II
Item 5.    Market for Registrant's Common Equity and Related              21
           Stockholder Matters.........................................
Item 6.    Selected Financial Data.....................................   22
Item 7.    Management's Discussion and Analysis of Financial Condition    25
           and Results of Operations...................................
Item 7A.   Quantitative and Qualitative Disclosures About Market          41
           Risk........................................................
Item 8.    Financial Statements and Supplementary Data.................   42
Item 9.    Changes in and Disagreements with Accountants on Accounting    85
           and Financial Disclosure....................................
                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   86
Item 11.   Executive Compensation......................................   86
Item 12.   Security Ownership of Certain Beneficial Owners and            86
           Management..................................................
Item 13.   Certain Relationships and Related Transactions..............   86
                                  PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form    87
           8-K.........................................................

                                     PART I

ITEM 1. BUSINESS.

                            TENNECO AUTOMOTIVE INC.

     Our company, Tenneco Automotive Inc., is one of the world's leading manufacturers of automotive emissions control and ride control products and systems for both the original equipment market and the replacement market, or aftermarket. As used herein, the term "Tenneco" , "we", "us", "our", or the "Company" refers to Tenneco Automotive Inc. and its consolidated subsidiaries.

     Tenneco was incorporated in Delaware in 1996 under the name "New Tenneco Inc." ("New Tenneco") as a wholly owned subsidiary of the company then known as Tenneco Inc. ("Old Tenneco") At that time, Old Tenneco's major businesses were shipbuilding, energy, automotive and packaging. On December 11, 1996, Old Tenneco completed the transfer of its automotive and packaging businesses to us, and spun off our company to its public stockholders (the "1996 Spin-off"). In connection with the 1996 Spin-off, Old Tenneco also spun off its shipbuilding division to its public stockholders, the remaining energy company was acquired by El Paso Natural Gas Company and we changed our name from New Tenneco to Tenneco Inc. Unless the context otherwise requires, for periods prior to December 11, 1996, references to "Tenneco", "we", "us", "our" or the "Company" also refer to Old Tenneco.

     In July 1998, the Board of Directors authorized management to develop a broad range of strategic alternatives to separate the automotive, paperboard packaging and specialty packaging businesses. Subsequently, we completed the following actions:

     - In January 1999, we announced an agreement to contribute the containerboard business to a new joint venture with an affiliate of Madison Dearborn Partners. The proceeds from the transaction, including debt assumed by the new joint venture, were approximately $2 billion. The transaction closed in April 1999. We retained a 43 percent interest in the joint venture.

     - In April 1999, we announced an agreement to sell our folding carton operations to Caraustar Industries. This transaction closed in June 1999. The folding carton operations and the containerboard business together represented our paperboard packaging operating segment.

     - On November 4, 1999, we completed the spin-off of the common stock of Tenneco Packaging Inc., now known as Pactiv Corporation, to our shareholders (the "1999 Spin-off"). Pactiv included all of the businesses that made up our specialty packaging segment as well as our remaining interest in the containerboard joint venture and our administrative services operations.

     As a result of this series of transactions, our former specialty and paperboard packaging operating segments are presented as discontinued operations in the accompanying financial statements. You should read Note 2 to the financial statements for more information about our discontinued operations.

     The morning following the 1999 Spin-off, we completed a reverse stock split that had been approved by our shareholders at a special meeting held in October 1999. As a result, every five shares of our common stock were converted into one share of our new common stock.

     Before the 1999 Spin-off, we realigned substantially all of our existing debt through a combination of tender offers, exchange offers and other refinancings. To finance the debt realignment, we borrowed under a new credit facility and issued subordinated debt. Pactiv also borrowed under new credit facilities and issued new publicly traded Pactiv debt in exchange for certain series of our publicly traded debt that were outstanding before the debt realignment. Note 4 to the financial statements included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 have more information about our debt and the debt realignment.

     In March 2000, our Board of Directors amended our stockholders rights plan. The amendments were considered in light of the 1999 Spin-off of Pactiv. The amendments were not made in response to any specific proposal to acquire the company, and the Board believes that the amendments will help ensure that the rights plan remains effective in preserving long-term value for our stockholders.

     The amendments decrease the exercise price under the rights plan from $130.00, which was the price established when the plan was adopted in 1998 and each share of our common stock carried one right, to an aggregate exercise price of $44.00 for the five rights that attach to each share of our common stock after giving effect to the one-for-five reverse stock split. As amended, each right will entitle our stockholders to purchase one one-thousandth share of Series B Junior Participating Preferred Stock at a price of $8.80, subject to further adjustment from time to time in accordance with the rights plan. Each share of our common stock carries five rights, for an aggregate exercise price of $44.00. The amendments also decrease the stock ownership level at which the rights become exercisable from 20% or more of our outstanding common stock to 15% or more of our outstanding common stock. The qualified offer exception has been eliminated and certain other technical changes were also made. An independent Board committee will continue to review the plan at least every three years and report to the full Board regarding whether it continues to be in the stockholders' best interests.

     Under the amended rights plan, the rights will become exercisable if a person or group acquires beneficial ownership of 15% or more of our outstanding common stock or commences a tender offer for 15% or more of our outstanding common stock. Rights held by the 15% or greater beneficial owner will become void and not be exercisable.

                       CONTRIBUTIONS OF MAJOR BUSINESSES

     For information concerning our operating segments, geographic areas and major products or groups of products, see Note 11 to the Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries included in Item 8. The following tables summarize for each of our operating segments for the periods indicated: (i) net sales and operating revenues from continuing operations; (ii) earnings before interest expense, income taxes and minority interest ("EBIT") from continuing operations; and (iii) capital expenditures for continuing operations. As a result of the 1999 Spin-off, our reportable segments have changed. Information from prior periods has been restated to reflect this change. You should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 for information about costs and charges included in our results. Those costs and charges relate to the 1999 Spin-off, restructuring actions, and other items.

NET SALES AND OPERATING REVENUES FROM CONTINUING OPERATIONS:

                                                        1999                1998               1997
                                                   ---------------      -------------      -------------
                                                               (DOLLAR AMOUNTS IN MILLIONS)
North America..................................    $1,768       54%     $1,688     52%     $1,726     54%
Europe.........................................     1,273       39       1,278     40       1,204     37
Other..........................................       297        9         316      9         351     11
Intergroup sales...............................       (59)      (2)        (45)    (1)        (55)    (2)
                                                   ------      ---      ------    ---      ------    ---
     Total.....................................    $3,279      100%     $3,237    100%     $3,226    100%
                                                   ======      ===      ======    ===      ======    ===

EBIT FROM CONTINUING OPERATIONS

                                                       1999                 1998               1997
                                                  ---------------      --------------      -------------
                                                               (DOLLAR AMOUNTS IN MILLIONS)
North America.................................    $  166      112%     $   58      26%     $  216     55%
Europe........................................        44       30         155      68         153     39
Other.........................................       (62)     (42)         14       6          26      6
                                                  ------      ---      ------    ----      ------    ---
     Total....................................    $  148      100%     $  227     100%     $  395    100%
                                                  ======      ===      ======    ====      ======    ===

CAPITAL EXPENDITURES FOR CONTINUING OPERATIONS:

                                                        1999                1998               1997
                                                   ---------------      -------------      -------------
                                                               (DOLLAR AMOUNTS IN MILLIONS)
North America..................................    $   71       46%     $   96     49%     $   95     43%
Europe.........................................        65       42          67     34          84     38
Other..........................................        18       12          32     17          42     19
                                                   ------      ---      ------    ---      ------    ---
     Total.....................................    $  154      100%     $  195    100%     $  221    100%
                                                   ======      ===      ======    ===      ======    ===

     Interest expense, income taxes, and minority interest related to continuing operations that were not allocated to our automotive operations are:

                                                                1999       1998       1997
                                                                ----       ----       ----
                                                                        (MILLIONS)
Interest expense (net of interest capitalized)..............    $106       $69        $ 58
Income tax expense..........................................      82        13          80
Minority interest...........................................      23        29          23

                          DESCRIPTION OF OUR BUSINESS

     With 1999 revenues from continuing operations of over $3.2 billion, we are one of the world's largest producers of automotive emissions control and ride control systems and products. We serve both original equipment manufacturers and replacement markets worldwide through leading brands, including Monroe(R) brand ride control and Walker(R) brand emissions control products.

     As an automotive parts supplier, we design, market and sell individual component parts for vehicles as well as groups of components that are combined as modules or systems within vehicles. These parts, modules and systems are sold globally to the vast majority of vehicle manufacturers and throughout all aftermarket distribution channels.

OVERVIEW OF AUTOMOTIVE PARTS INDUSTRY

     The automotive parts industry is generally separated into two categories:
(1) "original equipment" or "OE" sales, in which parts are sold in large quantities directly to original equipment vehicle manufacturers; and (2) "aftermarket" sales, in which parts are sold as replacement parts in varying quantities to a wide range of wholesalers, retailers and installers. In the OE market, parts suppliers are generally divided into tiers -- "Tier 1" suppliers, who provide their products directly to original equipment manufacturers, and "Tier 2" or "Tier 3" suppliers, who sell their products principally to other suppliers for combinations into the other suppliers' own product offerings.

     Demand for automotive parts in the OE market is driven by the number of new vehicle sales, which in turn is largely determined by prevailing economic conditions. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing product content and customer and market penetration. Companies with global presence in advanced technology, engineering, manufacturing and support capabilities, such as our company, are, we believe, in the best position to take advantage of these opportunities.

     Demand for aftermarket products is fundamentally driven by the quality of OE parts, the number of vehicles in operation, the average age of the vehicle fleet, vehicle usage and the average useful life of vehicle parts. Innovative aftermarket products that upgrade the performance or safety of an automobile's original parts, as several of our products do, can also drive aftermarket demand.

INDUSTRY TRENDS

     Currently, several significant existing and emerging trends are dramatically reshaping the automotive industry. As the dynamics of the automotive industry change, so do the roles, responsibilities and relationships of its participants. Key trends that we believe are affecting automotive parts suppliers include:

     CUSTOMER AND SUPPLIER CONSOLIDATION

     The customer base for automotive parts is consolidating in both the OE market and aftermarket. Because of recent business combinations among vehicle manufacturers -- such as the DaimlerChrysler merger and Ford's acquisition of Volvo -- and in the aftermarket -- such as AutoZone's acquisition of Chief Auto Parts and CSK Auto's acquisition of Big Wheel/Rossi -- suppliers are competing for the business of fewer customers. The cost focus of these major customers is causing suppliers to reduce prices.

     Consolidation is also occurring among automotive parts suppliers, particularly those who supply vehicle makers. The number of Tier 1 suppliers is projected to decrease from approximately 1,500 to approximately 600 between 1998 and 2005. The primary reasons for this consolidation include: (1) an increasing desire by OE manufacturers to work with fewer, larger suppliers that can provide fully integrated systems; and (2) the inability of smaller suppliers to compete on price with the larger companies who benefit from purchasing and distribution economies of scale. A supplier's viability in this consolidating market depends, in part, on its continuing ability to maintain and increase operating efficiencies by reducing costs and improving productivity. Also important is a supplier's ability to provide value-added services such as materials management, specialized engineering capabilities and integration of individual components into modules and systems. With our strong market positions in emissions control and ride control products and our demonstrated ability to integrate and deliver modules and systems, we believe we are well positioned to respond to increasing customer consolidation.

     INCREASED OE OUTSOURCING AND DEMAND FOR FULL SYSTEM INTEGRATION BY
SUPPLIERS

     OE manufacturers are moving towards outsourcing automotive parts and systems to simplify the vehicle assembly process, lower costs and reduce vehicle development time. Outsourcing allows OE manufacturers to take advantage of the lower cost structure of the automotive parts suppliers and to benefit from multiple suppliers engaging in simultaneous development efforts. Development of advanced electronics has enabled formerly independent vehicle components to become "interactive," leading to a shift in demand from individual parts to fully integrated systems. As a result, automotive parts suppliers offer OE manufacturers component products individually, as well as in a variety of integrated forms such as modules and systems:

     - "Modules" are groups of component parts arranged in close physical proximity to each other within a vehicle. Modules are often assembled by the supplier and shipped to the original equipment manufacturer for installation in a vehicle as a unit. Seats, instrument panels, axles and door panels are examples.

     - "Systems" are groups of component parts located throughout a vehicle which operate together to provide a specific vehicle function. Anti-lock braking systems, safety restraint systems, roll control systems, emissions control and powertrain systems are examples.

This shift in demand towards fully integrated systems has created the role of the Tier 1 systems integrator. These systems integrators will increasingly have the responsibility to execute a number of activities, such as design, product development, engineering, testing of component systems and purchasing from Tier 2 suppliers. We are an established Tier 1 supplier with ten years of product integration experience. We have modules or systems for 25 vehicle platforms in production worldwide and modules or systems for three additional platforms under development. For example, we supply ride control modules for the Chrysler JA Cirrus/Stratus/Breeze and the emissions control system for the Porsche Boxster.

     GLOBALIZATION OF THE AUTOMOTIVE INDUSTRY

     OE manufacturers are increasingly requiring suppliers to provide parts on a global basis. As the customer base of OE manufacturers changes, and emerging markets become more important to achieving growth, suppliers must be prepared to provide products any place in the world. This requires a worldwide approach to supply chain management, engineering, sales and distribution:

     - Growing Importance of Emerging Markets. Because the North American and Western European automotive markets are relatively mature, OE manufacturers are increasingly focusing on emerging markets for growth opportunities, particularly China, Eastern Europe, India and Latin America. This increased OE focus has, in turn, increased the growth opportunities in the aftermarkets in these regions.

     - Governmental Tariffs and Local Parts Requirements. Many governments around the world require that vehicles sold within their country contain specified percentages of locally produced parts. Additionally, some governments place high tariffs on imported parts.

     - Location of Production Closer to End Markets. OE manufacturers and parts suppliers have relocated production globally on an "onsite" basis that is closer to end markets. This international expansion allows suppliers to pursue sales in developing markets and take advantage of relatively lower labor costs.

With facilities around the world, including the key regions of North America, South America, Europe and Asia, we can supply our customers on a global basis.

     GLOBAL RATIONALIZATION OF OE VEHICLE PLATFORMS

     OE manufacturers are increasingly designing "global" platforms. A "global" platform is a basic mechanical structure of a vehicle that can accommodate different features and is in production and/or development in more than one region. Thus, OE manufacturers can design one platform for a number of similar vehicle models. This allows manufacturers to realize significant economies of scale through limiting variations across items such as steering columns, brake systems, transmissions, axles, exhaust systems, support structures and power window and door lock mechanisms. We believe that this shift towards standardization will have a large impact on automotive parts suppliers, who should experience a reduction in production costs as OE manufacturers reduce variations in components. We also expect parts suppliers to experience higher production volumes per unit and greater economies of scale, as well as reduced total investment costs for molds, dies and prototype development. As of the end of 1999, we were working with OE manufacturers on more than 30 "global" platforms.

     INCREASING ELECTRONIC COMPONENTS AND TECHNOLOGICAL INNOVATION

     As consumers continue to demand competitively priced vehicles with increased performance and functionality, the number of electronic components utilized in vehicles is increasing. By replacing mechanical functions with electronics and by integrating mechanical and electronic functions within a vehicle, OE manufacturers are achieving improved emissions control, improved safety and more sophisticated features at lower costs.

     In addition, automotive parts customers are increasingly demanding technological innovation from suppliers to address more stringent emissions and other regulatory standards and to improve vehicle performance. To continue developing innovative products, systems and modules, we maintain 16 research and development facilities and have entered into several strategic alliances focused on advanced technology designs. For example, we have developed several adaptive damping systems which reduce undesirable vehicle motion. Also, we have developed the self-lubricating elastomer, which has the additional ability to reduce friction between moving components in a suspension system, thereby reducing noise and vibration.

     INCREASING ENVIRONMENTAL STANDARDS

     Automotive parts suppliers and OE manufacturers are designing products and developing materials to comply with increasingly stringent environmental requirements. Government regulations adopted over the past decade require substantial reductions in automobile tailpipe emissions, longer warranties on parts of an automobile's pollution control equipment and additional equipment to control fuel vapor emissions. Some of these regulations also mandate more frequent emissions and safety inspections for the existing fleet of vehicles. Manufacturers have responded by focusing their efforts towards technological development to minimize pollution. As a leading supplier of emissions control systems with strong technical capabilities, we are well positioned to benefit from more rigorous environmental standards.

     EXTENDED PRODUCT LIFE OF AUTOMOTIVE PARTS

     The average useful life of automotive parts -- both OE and replacement -- has been steadily increasing in recent years due to innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. As a result, a portion of sales in the aftermarket has been displaced. Accordingly, a supplier's future viability in the aftermarket will depend, in part, on its ability to reduce costs and leverage its advanced technology and recognized brand names to maintain or achieve additional sales. As a Tier 1 OE supplier, we believe we are well positioned to leverage our products and technology into the aftermarket. Furthermore, we believe an opportunity exists for replacement of certain parts to increase as the average age of vehicles on the road increases. For example, from 1990 to 1997 the average age of cars in the U.S. increased from 7.8 to 8.7 years.

     GROWING RETAIL AFTERMARKET DISTRIBUTION

     During the last decade, the number of retail automotive parts chains, such as AutoZone and Advance Auto Parts, has been growing while the number of traditional automotive parts stores ("jobbers") that sell to installers has been declining. Since 1990, the number of retail automotive parts stores has increased from approximately 10,000 to approximately 14,000, while the number of jobbers has decreased from approximately 25,000 to approximately 21,000. In addition, since retailers are attempting to grow their commercial sales to automotive parts installers, they are increasingly adding premium brands to their product portfolios. This enables them to offer the option of a premium brand, which is often preferred by their commercial customers, or a standard product, which is often preferred by their retail customers. We believe we are well positioned to respond to this changing aftermarket situation because of our focus on cost reduction and high quality, premium brands.

ANALYSIS OF REVENUES

     The following table provides, for each of the years 1997 through 1999, information relating to our net sales, by primary product lines and markets:

                                                                   NET SALES (MILLIONS)
                                                                --------------------------
                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1999      1998      1997
                                                                 ----      ----      ----
EMISSIONS CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................    $  514    $  590    $  686
  OE market.................................................     1,401     1,224     1,067
                                                                ------    ------    ------
                                                                 1,915     1,814     1,753
                                                                ------    ------    ------
RIDE CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................       634       685       782
  OE market.................................................       730       738       691
                                                                ------    ------    ------
                                                                 1,364     1,423     1,473
                                                                ------    ------    ------
     Total Automotive.......................................    $3,279    $3,237    $3,226
                                                                ======    ======    ======

  Brands

     In each of our operating segments, we manufacture and market leading brand names. Monroe(R) ride control products and systems and Walker(R) exhaust products and systems are two of the most recognized brand names in the automotive parts industry. As we acquire related product lines, we would anticipate that they would be incorporated within these existing Monroe(R) and Walker(R) brand name families.

  Customers

     We have developed long-standing business relationships with our customers around the world. In each of our operating segments, we work together with our customers in all stages of production, including design, development, component sourcing, quality assurance, manufacturing and delivery. With a balanced mix of OE and aftermarket products and facilities in major markets worldwide, we believe we are well positioned to meet customer needs. We believe we have a strong, established reputation with customers for providing high-quality products at competitive prices, as well as for timely delivery and customer service.

     We serve more than 25 different original equipment manufacturers on a global basis, and our products or systems are included on six of the top 10 passenger car models and eight of the top 10 light truck models produced globally for 1998. During 1999, our OE customers included:

NORTH AMERICA     EUROPE                      ASIA
CAMI              BMW/Rover                   Bajaj
DaimlerChrysler   DaimlerChrysler             DaimlerChrysler
Ford              DAF                         Ford
Freightliner      Fiat                        General Motors
General Motors    Ford/Volvo/Jaguar           Isuzu
Honda             Leyland                     Maruti Suzuki
Mazda             Mitsubishi                  Mazda
Mitsubishi        Nissan                      PSA-Citroen
Navistar          General Motors/Opel/Saab    Suzuki
Nissan            PSA-Peugeot/Citroen         TELCO
NUMMI             Porsche                     Toyota
Toyota            Renault/Matra               Volkswagen
Volkswagen        Toyota
                  Volkswagen/Audi/SEAT/Skoda
SOUTH AMERICA
DaimlerChrysler   AUSTRALIA
Fiat              Ford
Ford              General Motors/Holden
General Motors    Mitsubishi
Honda             Toyota
Renault
Toyota
Volkswagen

     During 1999, our aftermarket customers were comprised of full line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. These customers included such wholesalers and retailers as National Auto Parts Association (NAPA), Monro Muffler Brake and Advance Auto Parts in North America and Temot, Auto Distribution International and KwikFit in Europe. We believe we have a balanced mix of aftermarket customers, with our top 10 aftermarket customers accounting for less than 11% of our total net sales from continuing operations for 1999.

     For each of the last three years, fewer than five customers individually accounted for 5% or more of the Company's net sales from continuing operations. For example, Ford accounted for approximately 13.2%, 12.8% and 13.8% of our net sales from continuing operations in 1997, 1998 and 1999, respectively, General Motors accounted for approximately 8.6%, 8.4%, and 10.3% of our net sales from continuing operations in 1997, 1998, and 1999, respectively, and DaimlerChrysler accounted for approximately 8.9%, 13.7% and 13.6% of the our net sales from continuing operations in 1997, 1998 and 1999, respectively. No other customer accounted for more than 10% of our net sales from continuing operations for those years.

  Competition

     In North America, Europe and the rest of the world, we operate in highly competitive markets. Customer loyalty is a key element of competition in these markets and is developed through long standing relationships, customer service, value added products and timely delivery. Product pricing and services provided are other important competitive factors.

     In both the OE market and aftermarket, we compete with the vehicle manufacturers, some of which are also customers of ours, and numerous independent suppliers. In the OE market, we believe that we are among the top four suppliers in the world for both emissions control and ride control products and systems. In the aftermarket, we believe that we are the market share leader in the supply of both emissions control and ride control products in the world.

EMISSIONS CONTROL SYSTEMS

     Vehicle emissions control products and systems play a critical role in safely conveying noxious exhaust gases away from the passenger compartment, reducing the level of pollutants and engine exhaust noise to an acceptable level. Precise engineering of the exhaust system -- from the manifold that connects an engine's exhaust ports to an exhaust pipe, to the catalytic converter that eliminates pollutants from the exhaust, to the muffler -- leads to a pleasant, tuned engine sound, reduced pollutants and optimized engine performance.

     We design, manufacture and distribute a variety of automotive emissions control systems, which include components such as:

     - mufflers;

     - resonators -- help the muffler eliminate noise;

     - catalytic converters -- devices used to convert harmful gaseous emissions, such as carbon monoxide, from a vehicle's exhaust system into harmless components such as water vapor and carbon dioxide;

     - fabricated exhaust manifolds -- made of sheet metal or tubes and collect gases from individual cylinders of a vehicle's engine and direct them into a single exhaust pipe;

     - pipes -- connect various parts of an exhaust system;

     - hydroformed tubing -- forms into various geometric shapes, such as Y-pipes or T-pipes, and provide flexibility in design; and

     - electronic noise cancellation products.

We entered this product line in 1967 with the acquisition of Walker Manufacturing Company, which was founded in 1888. When the term "Walker" is used in this document, it refers to our affiliates that produce emissions control products and systems.

     Walker supplies emissions control products used in six of the 10 top passenger car models and five of the 10 top light truck models produced globally for 1998. With the acquisition of Heinrich Gillet GmbH & Co. in 1994, Walker also became one of Europe's leading OE emissions control systems suppliers.

     The following table provides, for each of the years 1997 through 1999, information relating to our sales of emissions control systems for certain geographic areas:

                                                                PERCENTAGE OF NET SALES
                                                                ------------------------
                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                1999      1998      1997
                                                                ----      ----      ----
UNITED STATES MARKET
  Aftermarket...............................................     30%       37%       43%
  OE market.................................................     70        63        57
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
FOREIGN SALES
  Aftermarket...............................................     25%       30%       36%
  OE market.................................................     75        70        64
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
TOTAL SALES BY GEOGRAPHIC AREA (a)
  United States.............................................     40%       41%       44%
  European Union............................................     42        44        41
  Canada....................................................      8         7         7
  Other areas...............................................     10         8         8
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===

-------------------------
(a) See Note 11 to our consolidated financial statements included under Item 8 for information about our foreign and domestic operations.

RIDE CONTROL SYSTEMS

     Superior ride control is governed by a vehicle's suspension system, including its shock absorbers and struts. Shock absorbers and struts help maintain vertical loads placed on a vehicle's tires to help keep the tires in contact with the road. A vehicle's ability to steer, brake and accelerate depends on the contact between the vehicle's tires and the road. Worn shocks and struts can allow excess weight transfer from side to side, which is called "roll," from front to rear, which is called "pitch," and up and down, which is called "bounce." Variations in tire to road contact can affect a vehicle's handling and braking performance and the safe operation of a vehicle. Shock absorbers are designed to control vertical loads placed on tires by providing resistance to vehicle roll, pitch and bounce. Thus, by maintaining the tire to road contact, ride control products are designed to function as safety components of a vehicle, in addition to providing a comfortable ride.

     We design, manufacture and distribute a variety of ride control products and systems. Our ride control offerings include:

     - shock absorbers;

     - struts;

     - electronically adjustable suspension systems that change performance based on inputs like steering and braking;

     - vibration control components, including rubber-like bushings and mountings that reduce vibration between metal parts of a vehicle;

     - springs; and

     - modular assemblies, which are combinations of parts that are provided to customers as a unit.

     We manufacture and market replacement shock absorbers for virtually all North American, European and Asian makes of automobiles. In addition, we manufacture and market shock absorbers and struts for use on passenger cars and trucks, as well as for other uses such as exercise and recreational equipment.

Monroe supplies ride control products used in three of the top 10 passenger car models and seven of the 10 top light truck models produced globally for 1998. We entered the ride control product line in 1977 with the acquisition of Monroe Auto Equipment, which was founded in 1916 and introduced the world's first automotive shock absorber in 1926. When the term "Monroe" is used in this document it refers to our affiliates that produce ride control products and systems.

     The following table provides, for each of the years 1997 through 1999, information relating to our sales of ride control equipment for certain geographic areas:

                                                                PERCENTAGE OF NET SALES
                                                                ------------------------
                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                1999      1998      1997
                                                                ----      ----      ----
UNITED STATES MARKET
  Aftermarket...............................................     41%       43%       50%
  OE market.................................................     59        57        50
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
FOREIGN SALES
  Aftermarket...............................................     52%       53%       56%
  OE market.................................................     48        47        44
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
TOTAL SALES BY GEOGRAPHIC AREA(A)
  United States.............................................     50%       47%       48%
  European Union............................................     27        32        27
  Canada....................................................      4         3         3
  Other areas...............................................     19        18        22
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===

-------------------------
(a) See Note 11 to our consolidated financial statements included under Item 8 for information about our foreign and domestic operations.

SALES AND MARKETING

     We sell directly to OE manufacturers. To maintain its customer focus, our OE sales force is organized into customer dedicated teams. These sales teams service the OE manufacturers at a regional facility level, with global coordination and support from our headquarters.

     For the aftermarket, we use a dedicated sales force and consumer brand marketing professionals to sell and market our products. This group provides extensive marketing support to aftermarket customers, including trade and consumer marketing, promotions and general advertising. We maintain an aftermarket customer order fill rate of 95%, which reflects the percentage of the average customer order we are able to fill from inventory. We sell our aftermarket products through five primary channels of distribution: (1) the traditional three-step distribution system: full line warehouse distributors, jobbers and installers; (2) the specialty two-step distribution system: specialty warehouse distributors that carry only specified automotive product groups and installers; (3) direct sales to retailers; (4) direct sales to installer chains; and (5) direct sales to car dealers.

MANUFACTURING AND ENGINEERING

     We use state-of-the-art manufacturing and focus on achieving superior product quality at the lowest operating costs possible. Our manufacturing strategy centers on a lean production system designed to reduce overall costs -- especially indirect costs -- while maintaining quality standards and reducing manufacturing cycle time. We deploy new technology where it makes sense to differentiate our processes from our competitors' or to achieve balance in one piece flowthrough production lines.

  Emissions Control

     Walker operates 11 manufacturing facilities in the U.S. and 32 manufacturing facilities outside of the U.S. Two of these facilities, located at Aberdeen MS and Culver, IN, are scheduled to close by March 31, 2000. Walker operates three of these facilities through three joint ventures in which it owns a controlling interest and operates three others through three joint ventures in which it owns a non-controlling interest. Walker operates six engineering and technical facilities worldwide and shares two other such facilities with Monroe.

     Walker attempts to locate original equipment manufacturing facilities close to its OE customers to provide products on demand, or "just-in-time (JIT)." Eleven of Walker's plants are JIT facilities.

     During the 1990's, Walker expanded its converter and emission system design, development, test and manufacturing capabilities. Walker's engineering capabilities now include advanced predictive design tools, advanced prototyping processes and state-of-the-art testing equipment. This expanded technological capability makes Walker a "full system" integrator, supplying complete emissions control systems from the manifold to the tailpipe, to provide full emission and noise control. It also allows Walker to provide JIT delivery and, when feasible, sequence delivery of emissions control systems to meet customer production requirements.

  Ride Control

     Monroe operates nine manufacturing facilities in the U.S. and 18 manufacturing facilities outside the U.S. Monroe operates six of these facilities through three joint ventures in which it owns a controlling interest. Monroe operates eight engineering and technical facilities worldwide and shares two other such facilities with Walker. Monroe attempts to locate original equipment manufacturing facilities close to customers to provide products on demand, or "just-in-time (JIT)." Four of Monroe's plants are JIT facilities.

     In designing its shock absorbers and struts, Monroe uses advanced engineering and test capabilities to provide product reliability, endurance and performance. Monroe's engineering capabilities feature advanced computer aided design equipment and testing facilities. Monroe's dedication to innovative solutions has led to such technological advances as:

     - adaptive damping systems -- adapts to the vehicle's motion to better control undesirable vehicle motions;

     - electronically adjustable suspensions -- changes suspension performance based on a variety of inputs such as steering, braking, vehicle height, and velocity; and

     - air leveling systems -- manually or automatically adjust the height of the vehicle.

Conventional shock absorbers and struts generally compromise either ride comfort or vehicle control. Monroe's innovative grooved tube, gas charged shock absorbers and struts provide both ride comfort and vehicle control, resulting in improved handling, less roll, reduced vibration and a wider range of vehicle control. This technology can be found in Monroe's premium quality Sensa-Trac(R) shock absorbers. In late 1997, Monroe further enhanced this technology by adding the SafeTech(R) fluon banded piston, which improves shock absorber performance and durability. In 1999, Monroe introduced the Monroe Reflex(TM) truck shock absorber which incorporates its Impact Sensor(TM) device. This new technology permits the shock absorber to automatically switch in milliseconds between firm and soft compression damping when the vehicle encounters rough road conditions, thus maintaining better tire-to-road contact and improving handling and safety.

INTERNATIONAL OPERATIONS

     We operate facilities and sell products in countries throughout the world. As a result, we are subject to risks associated with selling and operating in foreign countries, including devaluations and fluctuations in currency exchange rates, imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in foreign countries where we do business, and imposition or increase of investment and other restrictions by foreign governments.

BUSINESS STRATEGY

     Our objective is to enhance profitability by leveraging our global position in the manufacture of emissions control and ride control products and systems. We intend to apply our competitive strengths and balanced mix of products, markets, customers and distribution channels to capitalize on many of the significant existing and emerging trends in the automotive industry. The key components of our business strategy are described below.

  "Own" the Product Life Cycle

     Using our global engineering capabilities and our advanced technology position, we are pursuing opportunities to design unique, value added products for vehicle manufacturers that yield higher margins in the OE market. We expect to take advantage of our OE technology investments by moving these differentiated products into the aftermarket, where they should continue to generate future revenue streams through the entire life of the vehicle. Innovative products such as Sensa-Trac(R) shocks and Quiet-Flow(TM) mufflers are examples of where we believe our market balance between OE and aftermarket sales allows us to leverage our cost structure over the entire product life cycle.

  Develop and Commercialize Innovative, Value Added Products

     We intend to continue to focus on the development of highly engineered systems and complex assemblies and modules which are designed to provide value added solutions to customers and generally carry higher profit margins than individualized components. Furthermore, we intend to expand our product lines by continuing to identify and fill new fast growing niche markets, by developing new products for existing markets, by acquiring companies with product portfolios that complement the products currently supplied by us and by establishing strategic alliances with other suppliers.

     One example of our focus on innovation is our acquisition in early 1999 of Kinetic Ltd., an Australian suspension engineering company with advanced roll control technology. This technology also provides enhanced on-road handling while improving off road performance. In addition, in an effort to further enhance our electronic competencies we entered into an agreement with Siemens Automotive S.A. in late 1998 to cooperate in the development and commercialization of advanced electronically controlled ride control and suspension technologies. Also in late 1998, we reached an agreement with Ohlins Racing A.B. to jointly develop advanced, electronically controlled suspension damping systems which decrease spring movement.

  Leverage Aftermarket Brand Names

     We manufacture and market leading brand name products. Monroe(R) ride control products and Walker(R) emissions control products, which have been offered to consumers for over 50 years, are two of the most recognized brand name products in the automotive parts industry. We continue to emphasize product value differentiation with these brands and its other primary brands, including:

     - the Monroe Reflex(TM) truck shock absorber which features an Impact Sensor(TM) device to maintain better tire-to-road contact and improve handling and safety under rough road conditions;

     - the Monroe Sensa-Trac(R) line of shock absorbers, that has been enhanced by the SafeTech(TM) system technology which incorporates a fluon banded piston to improve performance and durability;

     - Walker's Quiet-Flow(TM) muffler, which features an open flow design that increases exhaust flow, improves sound quality and significantly reduces exhaust back pressure when compared to other replacement mufflers;

     - Rancho(R) ride control products for the high performance light truck market;

     - DynoMax(R) high-performance emissions control systems;

     - Walker Perfection(TM) catalytic converters;

     - Clevite(TM) elastomeric vibration control components, which are primarily rubber products used to reduce vibration through "cushioning" a connection or contact point; and

     - in European markets, Walker(R) and Aluminox(TM) mufflers.

     We are capitalizing on our brand strength by incorporating newly acquired product lines within existing product families. We believe brand equity is a key asset in a time of customer consolidation and merging channels of distribution.

  Diversify End Markets

     One of our goals is to apply our existing design, marketing and manufacturing capabilities to produce products for a variety of adjacent markets. We believe that these capabilities could be used for heavy duty vehicle and industrial applications, various recreational vehicles, scooters and bicycles. We expect that expanding into markets other than automotive parts will allow us to capitalize on our advanced technical and manufacturing infrastructure to achieve growth in higher margin businesses.

  Expand Full System Capabilities

     The automotive parts industry is encountering a consolidation of parts suppliers, as OE manufacturers require suppliers to provide design assistance and innovation and full system capabilities rather than just specific parts. In response to this trend, we have developed integrated, electronically linked global engineering and manufacturing facilities to maintain our presence on top selling vehicles. We have over 10 years of experience as an integrator of systems and modules. We currently supply modules or systems for 25 vehicle platforms worldwide and have modules or systems for three additional platforms under development. We also plan to continue to dedicate more resources towards strengthening technical capability and design expertise and to pursue appropriate strategic acquisitions, joint ventures, strategic alliances and cooperative development agreements to increase our ability to deliver full system capabilities.

  Maintain Operating Cost Leadership

     We intend to continue to reduce costs by:

     - standardizing products and processes throughout our operations;

     - further developing our global supply chain management capabilities;

     - improving our information technology;

     - increasing efficiency through employee training;

     - investing in more efficient machinery; and

     - enhancing the global coordination of costing and quoting procedures.

     In the fourth quarter of 1998, we began a restructuring designed to reduce administrative and operational overhead costs. The largest part of the $53 million pre-tax restructuring charge we recorded in income from continuing operations related to the restructuring of our North American aftermarket operations. The operational restructuring, designed to better match our capacity to market demand, involves closing two plant locations and five distribution centers, with the elimination of 302 positions at those locations. We expect to complete this by mid 2000. The administrative restructuring involves the reduction of approximately 450 administrative staff positions. We completed this in 1999. We are also implementing a supplemental restructuring plan which we began in the fourth quarter of 1999. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7.

     We have also adopted Business Operating System (BOS) as a disciplined system to promote and manage continuous improvement. BOS focuses on the assembly and analysis of data for quick and effective problem resolution to create more efficient and profitable operations.

     In late 1999, we engaged Stern Stewart & Co. to assist us in implementing Economic Value Added, a financial tool that more effectively measures how well we employ our capital resources. We are planning to link the successful application of this management discipline to our incentive compensation program.

  Execute Focused Acquisitions and Alliances

     In the past, we have been successful in identifying and capitalizing on strategic acquisitions and alliances to achieve growth. Through these acquisitions and alliances, we have: (1) expanded our product portfolio; (2) realized incremental business with existing customers; (3) gained access to new customers; and (4) achieved leadership positions within new geographic markets.

     Where appropriate, we intend to continue to pursue strategic acquisitions that complement our existing technology and systems development efforts. This focused strategy should assist us in identifying and, if appropriate, acquiring smaller scale companies with proven proprietary technology and recognized research capabilities necessary to help develop further leadership in systems integration. Any potential acquisition will be expected to meet strict financial criteria to ensure it increases economic value. We also plan to continue to pursue joint venture and alliance opportunities to achieve our objectives and enhance profitability.

STRATEGIC ACQUISITIONS AND ALLIANCES

     Strategic acquisitions, joint ventures and alliances have been an important part of our growth. Through this strategy, we have expanded to meet customers' global requirements. This strategy has also allowed us to acquire or align with companies that possess proven technology and research capabilities, furthering, we believe, our leadership in systems integration.

  Emissions Control

     - In 1996, we established a joint venture in Dalian, China to supply emissions control systems to the Northern Chinese automotive market, expanded our North American heavy duty truck aftermarket business through the acquisition of Stemco Inc. and acquired Minuzzi, the second largest manufacturer of exhaust products in Argentina.

     - In 1997, we acquired Autocan, a Mexican catalytic converter and exhaust pipe assembly manufacturer. We also acquired the manufacturing operations of MICHEL, a privately owned, Polish-based manufacturer of replacement market emissions control systems for passenger cars in Eastern Europe.

     - In 1998, we established a joint venture in Shanghai, China to supply emissions control systems to the Central and Southern Chinese automotive markets. We also established a joint venture in Pune, India to supply emissions control systems to OE customers and the aftermarket.

     - In 1999, we began manufacturing emissions control systems at a new facility in Curitiba, Brazil to supply original equipment customers in this growing regional market.

  Ride Control

     - In 1995, we acquired a 51% interest in a joint venture that has three ride control manufacturing facilities in India and acquired a 51% interest in a joint venture that has one ride control manufacturing facility in China.

     - In July 1996, we acquired The Pullman Company and its Clevite products division. Clevite is a leading OE manufacturer of elastomeric vibration control components, including bushings, engine mounts and control arms, for the auto, light truck and heavy truck markets. These products connect major metal parts and help isolate noise, vibration and shock. With this acquisition, we expanded our capability to deliver ride control systems to original equipment manufacturers. The Clevite acquisition also complemented our interest in global growth opportunities, since both Clevite and Monroe have manufacturing operations in Mexico and Brazil.

     - In September 1996, we acquired full ownership of Monroe Amortisor Imalat ve Ticaret, a Turkish shock absorber manufacturer, in which we previously held a 16.7% ownership interest.

     - In December 1996, we acquired 94% of the voting stock of FricRot S.A.I.C., the leading producer and marketer of ride control products in Argentina. In 1997, we increased our interest in FricRot to more than 99% through the purchase of additional shares.

     - In 1996, we also expanded our presence in Australia's ride control product market with the acquisition of National Springs.

     - In 1997, we entered into a joint venture which resulted in our acquisition of majority ownership of Armstrong, a leading South African manufacturer of ride control products.

     - In early 1999, we completed the acquisition of Kinetic Ltd., an Australian suspension engineering company with advanced roll control technology.

     - In 1999, we licensed elastomer technology and equipment from Draftex, a French company. We intend to apply this technology to manufacturing engine mounts and ride control products for sale in Mexico, Central America and South America. In addition, in 1999 we also entered into a strategic cooperation agreement with Draftex to jointly develop elastomer-based products for sale primarily in Europe.

OTHER

     As of March 1, 2000, we had approximately 23,200 employees, approximately 56% of which were covered by collective bargaining agreements and approximately 32% of which are governed by European works councils. Forty-seven of our existing labor agreements, covering a total of 6,712 employees, are scheduled for renegotiation in 2000. We regard our employee relations as generally satisfactory.

     The principal raw material utilized by us is steel. We believe that an adequate supply of steel can presently be obtained from a number of different domestic and foreign suppliers.

     We hold a number of domestic and foreign patents and trademarks relating to our products and businesses. We manufacture and distribute our products primarily under the Walker(R) and Monroe(R) brand names, which are well recognized in the marketplace and are registered trademarks. The patents, trademarks and other intellectual property owned by or licensed to us are important in the manufacturing, marketing and distribution of our products.

                             ENVIRONMENTAL MATTERS

     We estimate that we and our subsidiaries will make capital expenditures for environmental matters of approximately $3 million in 2000 and approximately $4 million in 2001.

     For additional information regarding environmental matters, see Item 3, "Legal Proceedings," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 12 to the Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries included under Item 8.

                       CERTAIN REORGANIZATION AGREEMENTS

     In connection with the 1999 Spin-off, described above, we entered into various agreements with Pactiv governing our relationship following the 1999 Spin-off and providing for the allocation of tax and certain other liabilities and obligations arising from periods prior to the 1999 Spin-off. These agreements are described below.

     We entered into a Distribution Agreement with Pactiv, dated November 3, 1999 (the "Distribution Agreement"), pursuant to which the 1999 Spin-off and certain corporate transactions required to effect the 1999 Spin-off were accomplished. The Distribution Agreement provides for, among other things, the assumption of liabilities and cross indemnities designed to allocate generally, effective as of the date of the 1999 Spin-off, financial responsibility for the liabilities arising out of or in connection with the operation of the packaging and administrative services businesses prior to the 1999 Spin-off.

     In addition, as contemplated by the Distribution Agreement, we entered into certain ancillary agreements (collectively, the "Ancillary Agreements") with Pactiv prior to the consummation of the 1999 Spin-off which further effectuated the restructuring necessary to accomplish the 1999 Spin-off and govern various aspects of the relationship between the parties after the 1999 Spin-off.

     The Ancillary Agreements include: (i) the Human Resources Agreement, which provides for allocations of responsibilities between us and Pactiv with respect to employee compensation, benefits and labor matters; (ii) the Tax Sharing Agreement, pursuant to which we and Pactiv will allocate liabilities for taxes arising prior to, as a result of, and subsequent to the 1999 Spin-off; (iii) the Transition Services Agreement, pursuant to which Pactiv will provide specified administrative services to us; (iv) the Insurance Agreement, which provides for our and Pactiv's continuing rights and obligations with respect to various pre-1999 Spin-off insurance programs; and (v) the Trademark Transition License Agreement, allowing Pactiv to use certain of our trademarks and tradenames for certain specified periods of time for certain purposes.

ITEM 2. PROPERTIES.

     We lease our principal offices, which are located at 500 North Field Drive, Lake Forest, Illinois, 60045.

     Walker operates 11 manufacturing facilities in the U.S. and 32 manufacturing facilities outside of the U.S. Two of these facilities, located at Aberdeen MS and Culver, IN, are scheduled to close by March 31, 2000. Walker operates six engineering and technical facilities worldwide and shares two other such facilities with Monroe.

     Monroe operates nine manufacturing facilities in the U.S. and 18 manufacturing facilities outside the U.S. Monroe operates seven engineering and technical facilities worldwide and shares two other such facilities with Walker.

     The above described manufacturing locations outside of the U.S. are located in Canada, Mexico, Belgium, Spain, the United Kingdom, the Czech Republic, Turkey, South Africa, France, Denmark, Sweden, Germany, Poland, Portugal, Argentina, Brazil, Australia, New Zealand, China, and India. We also have sales offices located in Australia, Argentina, Canada, Italy, Japan, Poland, Russia, Singapore, and Sweden.

     We own approximately one half of the properties described above and lease the other half. We hold nine of the above-described manufacturing facilities through six joint ventures in which we own a controlling interest and hold three others through three joint ventures in which we own a non-controlling interest. We also have distribution facilities at our manufacturing sites and at a few offsite locations, substantially all of which we lease.

     We believe our commitment to sound management practices and policies is demonstrated by our successful participation in the International Standards Organization/Quality Systems certification process (ISO/QS). ISO/QS certifications are yearly audits that certify that a company's facilities meet stringent quality and business systems requirements. Without either ISO or QS certification, we would not be able to supply OE manufacturers locally or globally. Over 90% of our manufacturing facilities have achieved ISO 9000 certification, excluding facilities held in joint ventures. Of those 64 manufacturing facilities where we have determined that QS certification is required to service our customers or would provide us with an advantage in securing additional business, 89% have achieved QS 9000 certification, and we are pursuing certification of the remaining 11%.

     We believe that substantially all of our plants and equipment are, in general, well maintained and in good operating condition. They are considered adequate for present needs and, as supplemented by planned construction, are expected to remain adequate for the near future.

     We also believe that we have generally satisfactory title to the properties owned and used in our respective businesses.

ITEM 3. LEGAL PROCEEDINGS.

     At December 31, 1999, we had been designated as a potentially responsible party in four Superfund sites. We estimate our share of the remediation costs for these sites to be approximately $1 million in the aggregate and have established reserves that we believe are adequate for such costs. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities and we estimate our share of remediation costs at these facilities to be approximately $15 million. For both the Superfund sites and our current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. In determining our estimated liability we have considered, where appropriate, our understanding of the financial strength of other potentially responsible parties. We believe that the costs associated with our current status as a potentially responsible party in the Superfund sites referenced above, or as a liable party at our current or former facilities, will not be material to our consolidated financial position or results of operations. For additional information concerning environmental matters, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the caption "Environmental Matters" under Note 12 to the Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries, included as Item 8.

     In May 1999, we, along with our former wholly-owned subsidiary, Tenneco Packaging Inc. (now known as Pactiv), and a number of containerboard manufacturers were named as defendants in a civil class action antitrust lawsuit pending in the United States District Court for the Eastern District of Pennsylvania. The lawsuit alleges that the defendants conspired to raise linerboard prices for corrugated containers and corrugated sheets, respectively, from October 1, 1993 through November 30, 1995, in violation of Section 1 of the Sherman Act. The lawsuit seeks treble damages in an unspecified amount, plus attorney fees. Under and in accordance with the distribution agreement we entered into with Pactiv before the 1999 Spin-off, as between us and Pactiv, Pactiv will be responsible for defending the claims and for any liability resulting from the action. Accordingly, we believe the outcome of this litigation will not have a material adverse effect on our financial position or results of operations.

     We are also party to various other legal proceedings arising from our operations. We believe that the outcome of these other proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held a special stockholders' meeting on October 25, 1999 to consider and vote on two separate proposals: (i) a proposal to amend our certificate of incorporation to phase-out our existing three-class staggered Board of Directors system, and provide instead for the annual election of directors (the "Elimination of Staggered Board Proposal") and (ii) a proposal to amend our certificate of incorporation whereby every five shares of our then-issued common stock would be converted automatically into one share of our new common stock (the "Reverse Stock Split Proposal"). The meeting proceeded and both the Elimination of Staggered Board Proposal and Reverse Stock Split Proposal were approved by holders of a majority of the our outstanding common stock. The following sets forth the number of votes cast for, against and abstain with respect to these proposals at the meeting:

ELIMINATION OF STAGGERED BOARD PROPOSAL

                  VOTES           VOTES
 VOTES FOR       AGAINST         ABSTAIN
-----------   -------------   -------------
127,396,690     2,378,548       1,051,113

REVERSE STOCK SPLIT PROPOSAL

                  VOTES           VOTES
 VOTES FOR       AGAINST         ABSTAIN
-----------   -------------   -------------
138,533,392     8,254,821       1,175,919

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following provides information concerning the persons who serve as our executive officers as of March 1, 2000. Each of these individuals, other than Richard Sloan and Kenneth Trammell, were named as our company's executive officers effective November 4, 1999, the day of the 1999 Spin-off, at which time our then-existing executive officers resigned. Messrs. Sloan and Trammell were made our executive officers in December 1999. Prior to becoming our executive officers, many of these individuals had served in our automotive operations. Accordingly, for periods prior to November 4, 1999, references to service to "us" or "our company" reflect services to Tenneco's automotive operations.

               NAME (AND AGE AT
              DECEMBER 31, 1999)                                  OFFICES HELD
              ------------------                -------------------------------------------------
Mark P. Frissora (44).........................  Director
                                                Chairman, President and Chief Executive Officer
Richard J. Sloan (61).........................  Executive Vice President and Managing
                                                Director -- Europe
Mark A. McCollum (40).........................  Senior Vice President and Chief Financial Officer
Richard P. Schneider (52).....................  Senior Vice President -- Global Administration
Timothy R. Donovan (44).......................  Senior Vice President and General Counsel
Timothy E. Jackson (43).......................  Senior Vice President and General Manager --
                                                North American Original Equipment and Worldwide
                                                Program Management
David G. Gabriel (41).........................  Senior Vice President and General Manager --
                                                North American Aftermarket
Kenneth R. Trammell (39)......................  Vice President and Controller

     MARK P. FRISSORA -- Mr. Frissora became our Chief Executive Officer in connection with the Spin-off and has been serving as President of the automotive operations since April 1999. In March 2000, he was also named our Chairman. From 1996 to April 1999, he held various positions within our automotive operations, including Senior Vice President and General Manager of the worldwide original equipment business. Mr. Frissora joined our company in 1996 from AeroquipVickers Corporation, where he served since 1991 as a Vice President. Previously, he spent 15 years with both General Electric (10 years) and Philips Lighting Company in management roles focusing on product development and marketing. He is a member of both The Business Roundtable and the World Economic Forum's Automotive Board of Governors.

     RICHARD J. SLOAN -- Mr. Sloan was named our Executive Vice President and Managing Director -- Europe in October 1999. Prior to joining us, Mr. Sloan spent 18 years with United Technologies Automotive ("UTA"). He served as President of UTA's Worldwide Interior Division from 1998 to October 1999 and President of UTA Europe from 1993 to 1998.

     MARK A. MCCOLLUM -- Mr. McCollum joined our automotive operations in April 1998. Prior to that he served as Tenneco Inc.'s Vice President, Corporate Development and was responsible for executing strategic transactions in both the automotive and packaging businesses. From January 1995 to April 1998, he served in various capacities for Tenneco Inc., including Vice President, Financial Analysis and Planning and Corporate Controller. Before that, Mr. McCollum spent 14 years with the international public accounting firm of Arthur Andersen LLP, serving as an audit and business advisory partner of the company's worldwide partnership from 1991 to December 1994.

     RICHARD P. SCHNEIDER -- As our Senior Vice President -- Global Administration, Mr. Schneider is responsible for the development and implementation of human resources programs and policies and corporate communications activities for our worldwide operations. He joined us in 1994 from International Paper Company where, during his 20 year tenure, he held key positions in labor relations, management development, personnel administration and equal employment opportunity.

     TIMOTHY R. DONOVAN -- Mr. Donovan was named Senior Vice President and General Counsel of our company in August 1999. Mr. Donovan was a partner in the law firm of Jenner & Block from 1989 until his resignation in September 1999, and most recently served as the Chairman of the firm's Corporate and Securities Department and as a member of its Executive Committee.

     TIMOTHY E. JACKSON -- Mr. Jackson joined us as Senior Vice President and General Manager -- North American Original Equipment and Worldwide Program Management in June 1999. Mr. Jackson joined us from ITT Industries where he was President of that company's Fluid Handling Systems Division. With over 20 years of management experience, 14 within the automotive industry, he was also Chief Executive Officer for HiSAN, a joint venture between ITT Industries and Sanoh Industrial Company. Mr. Jackson has also served in senior management positions at BF Goodrich Aerospace and General Motors Corporation.

     DAVID G. GABRIEL -- Mr. Gabriel was named our Senior Vice President and General Manager -- North American Aftermarket in August 1999. From March to August 1999, Mr. Gabriel was the Vice President of Operations for our North American aftermarket business. From March 1997 to March 1999, he served as Vice President of Manufacturing for our North American aftermarket business. From February 1995 to March 1997, he served as Executive Director of Supplier Development for Tenneco Business Services. Before joining Tenneco Business Services in February 1995, Mr. Gabriel spent 15 years in various operating positions of increasing responsibility with the Pepsi Cola Company and Johnson and Johnson. From 1993 to February 1995, Mr. Gabriel was Director of Supplier Development at the Pepsi Cola Company.

     KENNETH R. TRAMMELL -- Mr. Trammell was named our Vice President and Controller in September 1999. From April 1997 to November 1999 he served as Corporate Controller of Tenneco Inc. He joined Tenneco Inc. in May 1996 as Assistant Controller. Before joining Tenneco Inc., Mr. Trammell spent 12 years with the international public accounting firm of Arthur Andersen LLP, last serving as a senior manager.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our outstanding shares of common stock, par value $.01 per share, are listed on the New York, Chicago, Pacific and London Stock Exchanges.

     Our common stock began "regular way" trading on the New York Stock Exchange on December 12, 1996 (the business day immediately following the 1996 Spin-off). See "Business -- Tenneco Automotive Inc." included in Item 1. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on the New York Stock Exchange Composite Transactions Tape, and the dividends paid per share of common stock.

     On November 4, 1999, we completed the spin-off of Pactiv Corporation and the following morning effected a one-for-five reverse stock split. Accordingly, the high and low sales prices for periods following this date give effect to these transactions.

                                                                           SALE PRICES
                                                                ----------------------------------       DIVIDENDS
                          QUARTER                                   HIGH                 LOW               PAID
                          -------                                   ----                 ---             ---------
1999
  1st.......................................................    $37 1/4             $27 1/2                $.30
  2nd.......................................................     31 3/8              22 11/16               .30
  3rd.......................................................     25 1/8              15 5/16                .30
  4th (through 11/4)........................................     17 9/16             13 13/16                --
  4th (after 11/4)..........................................      9 1/8               7                      --
1998
  1st.......................................................    $45                 $36                    $.30
  2nd.......................................................     47 1/2              37                     .30
  3rd.......................................................     38 7/8              30 7/8                 .30
  4th.......................................................     37 7/16             29 1/2                 .30

     As of March 1, 2000, there were approximately 45,200 holders of record of our common stock, including brokers and other nominees.

     The declaration of dividends on our capital stock is at the discretion of our Board of Directors. The Board has not adopted a dividend policy as such; subject to legal and contractual restrictions, its decisions regarding dividends are based on all considerations that in its business judgment are relevant at the time. These considerations may include past and projected earnings, cash flows, economic, business and securities market conditions and anticipated developments concerning our business and operations. For additional information concerning our payment of dividends, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Now that the 1999 Spin-off is complete, we are highly leveraged and restricted with respect to the payment of dividends under the terms of our financing arrangements. On January 12, 2000, we announced that our board of directors declared a first quarter dividend of five cents per share payable on March 14, 2000, to shareholders of record at the close of business on February 25, 2000.

ITEM 6. SELECTED FINANCIAL DATA.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                    YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
                                                1999(A)       1998(A)       1997(A)         1996          1995
                                                -------       -------       -------         ----          ----
                                                         (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENTS OF INCOME DATA(B):
  Net sales and operating revenues from
    continuing operations --
    North America..........................    $    1,768    $    1,688    $    1,726    $    1,550    $    1,270
    Europe.................................         1,273         1,278         1,204         1,201         1,050
    Other..................................           297           316           351           279           214
    Intergroup sales.......................           (59)          (45)          (55)          (50)          (55)
                                               ----------    ----------    ----------    ----------    ----------
                                               $    3,279    $    3,237    $    3,226    $    2,980    $    2,479
                                               ==========    ==========    ==========    ==========    ==========
  Income from continuing operations before
    interest expense, income taxes, and
    minority interest --
    North America..........................    $      166    $       58    $      216    $      128    $      133
    Europe.................................            44           155           153            94            81
    Other..................................           (62)           14            26            20            34
                                               ----------    ----------    ----------    ----------    ----------
         Total.............................           148           227           395           242           248
  Interest expense (net of interest
    capitalized)(c)........................           106            69            58            60            44
  Income tax expense.......................            82            13            80            79            91
  Minority interest........................            23            29            23            21            23
                                               ----------    ----------    ----------    ----------    ----------
  Income (loss) from continuing
    operations.............................           (63)          116           234            82            90
  Income (loss) from discontinued
    operations, net of income tax(d).......          (208)          139           127           564           645
  Extraordinary loss, net of income
    tax(e).................................           (18)           --            --          (236)           --
  Cumulative effect of changes in
    accounting principles, net of income
    tax(f).................................          (134)           --           (46)           --            --
                                               ----------    ----------    ----------    ----------    ----------
  Net income (loss)........................          (423)          255           315           410           735
  Preferred stock dividends................            --            --            --            12            12
                                               ----------    ----------    ----------    ----------    ----------
  Net income (loss) to common stock........    $     (423)   $      255    $      315    $      398    $      723
                                               ==========    ==========    ==========    ==========    ==========
  Average number of shares of common stock
    outstanding
    Basic..................................    33,480,686    33,701,115    34,052,946    33,921,875    34,552,840
    Diluted................................    33,656,063    33,766,906    34,160,327    34,105,223    34,702,331
  Earnings (loss) per average share of
    common stock --
    Basic:
      Continuing operations................    $    (1.87)         3.45          6.87          2.45          2.60
      Discontinued operations(d)...........         (6.23)         4.13          3.73         16.27         18.32
      Extraordinary loss(e)................          (.55)           --            --         (6.96)           --
      Cumulative effect of changes in
         accounting principles(f)..........         (3.99)           --         (1.35)           --            --
                                               ----------    ----------    ----------    ----------    ----------
                                               $   (12.64)   $     7.58    $     9.25    $    11.76    $    20.92
                                               ==========    ==========    ==========    ==========    ==========
    Diluted:
      Continuing operations................    $    (1.87)         3.44          6.85          2.43          2.59
      Discontinued operations(d)...........         (6.23)         4.12          3.72         16.18         18.24
      Extraordinary loss(e)................          (.55)           --            --         (6.96)           --
      Cumulative effect of changes in
         accounting principles(f)..........         (3.99)           --         (1.35)           --            --
                                               ----------    ----------    ----------    ----------    ----------
                                               $   (12.64)   $     7.56    $     9.22    $    11.65    $    20.83
                                               ==========    ==========    ==========    ==========    ==========
  Cash dividends per common share..........    $     4.50    $     6.00    $     6.00    $     9.00    $     8.00

                                                                    YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
                                                1999(A)       1998(A)       1997(A)         1996          1995
                                                -------       -------       -------         ----          ----
                                                         (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
BALANCE SHEET DATA(B):
  Net assets of discontinued
    operations(d)..........................    $       --    $    1,739    $    1,771    $    1,883    $    1,469
  Total assets.............................         2,943         4,759         4,682         4,653         3,635
  Short-term debt(c).......................            56           304            75            74           109
  Long-term debt(c)........................         1,578           671           713           639           469
  Debt allocated to discontinued
    operations(c)..........................            --         2,456         2,123         1,590         1,454
  Minority interest........................            16           407           408           304           301
  Shareholders' equity.....................           422         2,504         2,528         2,646         3,148
STATEMENT OF CASH FLOWS DATA(B):
  Net cash provided (used) by operating
    activities.............................    $     (254)   $      532    $      519    $      253    $    1,443
  Net cash (used) by investing
    activities.............................        (1,188)         (754)         (887)         (685)       (1,162)
  Net cash provided (used) by financing
    activities.............................         1,495           216           354           147          (356)
  Capital expenditures for continuing
    operations.............................           154           195           221           188           208
OTHER DATA:
  EBITDA(g)................................    $      292    $      377    $      505    $      336    $      331
  Ratio of earnings to fixed charges(h)....           1.0           2.2           4.8           2.3           2.6

-------------------------

NOTE: Our financial statements which are discussed in the following notes are included in this Form 10-K. They cover the three years ended December 31, 1999.

(a) For a discussion of the significant items affecting comparability of the financial information for the years ended 1999, 1998 and 1997, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(b) During the periods presented, we completed numerous acquisitions. The most significant acquisition was our acquisition of Clevite for $328 million in July 1996. You should also read "Item 1. Business" included elsewhere in this Annual Report on Form 10-K.

(c) Debt amounts for 1998, 1997 and 1996, and for 1999 through November 4, 1999, are net of allocations of corporate debt to the net assets of our discontinued specialty packaging and paperboard packaging segments. Debt amounts for 1995 are net of allocations of corporate debt to the net assets of our discontinued specialty packaging, paperboard packaging, energy, and shipbuilding segments. Interest expense for periods presented is net of interest expense allocated to income from discontinued operations. These allocations of debt and related interest expense are based on the ratio of our investment in the specialty packaging, paperboard packaging, energy, and shipbuilding segments' respective net assets to our consolidated net assets plus debt. You should also read Notes to the Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries for more information.

(d) Discontinued operations reflected in the above periods consist of our (1) specialty packaging segment, which was discontinued in August 1999, (2) paperboard packaging segment, which was discontinued in June 1999, (3) energy and shipbuilding segments, which were discontinued in December 1996, and (4) farm and construction equipment segment, which was discontinued in March 1996. You should also read Notes to the Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries for more information.

(e) Represents our costs related to prepayment of debt, including the 1996 loss recognized in the realignment of our debt preceding the 1996 corporate reorganization, the 1999 loss recognized in connection with the contribution of the containerboard assets to a new joint venture, and the 1999 loss recognized in the spin-off of Tenneco Packaging Inc. You should also read Notes to the Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries for more information.

(f) In 1999, we implemented the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." In addition, effective January 1, 1999, we changed our method of accounting for customer acquisition costs from a deferred method to an expense-as-incurred method. In 1997, we implemented the Financial Accounting Standards Board's Emerging Issues Task Force Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation." In 1994, we adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." You should also read Notes to the Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries for additional information.

(g) EBITDA represents income from continuing operations before interest expense, income taxes, minority interest and depreciation and amortization. EBITDA is not a calculation based upon generally accepted accounting principles. The amounts included in the EBITDA calculation, however, are derived from amounts included in the historical statements of income data. In addition, EBITDA should not be considered as an alternative to net income or operating income as an indicator of our operating performance, or as an alternative to operating cash flows as a measure of liquidity. We have reported EBITDA because we believe EBITDA is a measure commonly reported and widely used by investors and other interested parties as an indicator of a company's ability to incur and service debt. We believe EBITDA assists investors in comparing a company's performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon accounting methods, particularly when acquisitions are involved, or nonoperating factors. However, the EBITDA measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation.

(h) For purposes of computing this ratio, earnings generally consist of income from continuing operations before income taxes and fixed charges excluding capitalized interest. Fixed charges consist of interest expense, the portion of rental expense considered representative of the interest factor and capitalized interest. For purposes of computing these ratios, preferred stock dividends have been included in the calculations on a pre-tax basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On November 4, 1999, Tenneco Inc. completed the spin-off of its packaging business to shareholders, leaving the automotive business as the sole remaining operating segment. Following the spin-off, Tenneco Inc. changed its name to Tenneco Automotive Inc. In this Management's Discussion and Analysis, when we discuss Tenneco we mean Tenneco Inc. and its consolidated subsidiaries before the spin-off and Tenneco Automotive Inc. and its consolidated subsidiaries after the spin-off.

     As you read the following review of our financial condition and results of operations, you should also read our financial statements and related notes beginning on page F-1.

BACKGROUND OF THE SPIN-OFF TRANSACTION

     In July 1998, the Board of Directors authorized management to develop a broad range of strategic alternatives to separate the automotive, paperboard packaging, and specialty packaging businesses. Subsequently, we completed the following actions:

     - In January 1999, we announced an agreement to contribute the containerboard business to a new joint venture with an affiliate of Madison Dearborn Partners. The proceeds from the transaction, including debt assumed by the new joint venture, were approximately $2 billion. The transaction closed in April 1999. We retained a 43 percent interest in the joint venture.

     - In April 1999, we announced an agreement to sell our folding carton operations to Caraustar Industries. This transaction closed in June 1999. The folding carton operations and the containerboard business together represented our paperboard packaging operating segment.

     - On November 4, 1999, we completed the spin-off of the common stock of Tenneco Packaging Inc., now known as Pactiv Corporation, to our shareholders. Pactiv included all of the businesses that made up our specialty packaging segment as well as our remaining interest in the containerboard joint venture and our administrative services operations.

     As a result of this series of transactions, our former specialty and paperboard packaging operating segments are presented as discontinued operations in the accompanying financial statements. You should read Note 2 to the financial statements for more information about our discontinued operations.

     The morning following the spin-off, we completed a reverse stock split that had been approved by our shareholders in a special meeting held in October 1999. As a result, every five shares of our common stock were converted into one share of our new common stock.

     Before the spin-off, we realigned substantially all of our existing debt through a combination of tender offers, exchange offers, and other refinancings. To finance the debt realignment, we borrowed under new credit facilities and issued subordinated debt. Pactiv also borrowed under new credit facilities and issued new publicly traded Pactiv debt in exchange for certain series of our publicly traded debt that was outstanding before the debt realignment. Note 4 to the financial statements and the section -- "Liquidity and Capital Resources" have more information about our debt and the debt realignment.

YEARS 1999 AND 1998

  RESULTS FROM CONTINUING OPERATIONS

     The following tables aggregate and summarize our results from continuing operations:

                                                                     1999
                                         -------------------------------------------------------------
                                                                             MINORITY    INCOME FROM
                                         REVENUE   EBIT   INTEREST   TAXES   INTEREST   CONTINUING OPS
                                         -------   ----   --------   -----   --------   --------------
                                                                  (MILLIONS)
Operating units results................  $3,279    $275    $ (96)    $(67)     $(23)         $ 89
Restructuring charges..................      --     (55)      --        5        --           (50)
Spin-off transaction costs and other
  expenses.............................      --     (59)     (10)     (25)       --           (94)
"Stand-alone" company expenses.........      --      (9)      --        3        --            (6)
Previously unallocated Tenneco Inc.
  expenses.............................      --      (4)      --        2        --            (2)
                                         ------    ----    -----     ----      ----          ----
Reported results.......................  $3,279    $148    $(106)    $(82)     $(23)         $(63)
                                         ======    ====    =====     ====      ====          ====

                                                                     1998
                                         -------------------------------------------------------------
                                                                             MINORITY    INCOME FROM
                                         REVENUE   EBIT   INTEREST   TAXES   INTEREST   CONTINUING OPS
                                         -------   ----   --------   -----   --------   --------------
                                                                  (MILLIONS)
Operating units results................  $3,237    $301     $(69)    $(40)     $(29)        $ 163
Restructuring charges..................      --     (53)      --       19        --           (34)
Previously unallocated Tenneco Inc.
  expenses.............................      --     (21)      --        8        --           (13)
                                         ------    ----     ----     ----      ----         -----
Reported results.......................  $3,237    $227     $(69)    $(13)     $(29)        $ 116
                                         ======    ====     ====     ====      ====         =====

     Earnings from continuing operations per diluted common share were $3.44 in 1998 compared to a loss of $1.87 in 1999. The following table shows the impact on earnings per diluted common share of the costs and charges reflected in the tables above:

                                                               1999     1998
                                                              ------   ------
Operating units results.....................................  $ 2.65   $ 4.83
Restructuring charges.......................................   (1.50)   (1.02)
Spin-off transaction costs and other expenses...............   (2.80)      --
"Stand-alone" company expenses..............................    (.17)      --
Previously unallocated Tenneco Inc. expenses................    (.05)    (.37)
                                                              ------   ------
Reported earnings per diluted common share from continuing
  operations................................................  $(1.87)  $ 3.44
                                                              ======   ======

     The reverse stock split we completed on the morning following the spin-off is reflected for all periods in this Management's Discussion and Analysis. You should read Note 7 to the financial statements for more information.

  OPERATING UNITS RESULTS

     Net Sales and Operating Revenues

                                                             1999     1998    % CHANGE
                                                            ------   ------   --------
                                                              (MILLIONS)
North America.............................................  $1,760   $1,679       5
Europe....................................................   1,235    1,252      (1)
Rest of World.............................................     284      306      (7)
                                                            ------   ------
                                                            $3,279   $3,237       1
                                                            ======   ======

     Revenues from our North American original equipment market increased by 15 percent due primarily to higher volumes. Record-breaking light vehicle production in North America, which increased from about 15.6 million units in 1998 to about 17.0 million units in 1999, or 9 percent, combined with our solid position on many top-selling light truck platforms, were primarily responsible for our North American revenue growth. Revenues from our North American aftermarket business decreased by $70 million in 1999 from 1998. Lower aftermarket exhaust product volumes represented $59 million of the decrease, due primarily to increased price competition and increasing average exhaust system product lives arising from the use of stainless steel by original equipment manufacturers.

     European revenues were essentially unchanged from 1998. Revenues from our European original equipment exhaust operations increased by $59 million due primarily to higher volumes from new original equipment exhaust program launches. The impact of currency devaluation in Europe on both original equipment and aftermarket operations reduced our revenues in Europe by $56 million. Increased price competition and private branded sales, as well as generally weaker aftermarket industry conditions, also contributed to the year-over-year change in revenues.

     Revenues from our operations in the rest of the world decreased 7 percent to $284 million compared to $306 million in the prior year. Difficult economic conditions in South America and currency devaluation in Brazil led to a $37 million decrease in revenues. This was partially offset by a 49 percent increase in Asian revenues due primarily to higher volumes.

     Income Before Interest Expense, Income Taxes, and Minority Interest
     ("EBIT")

     We reported EBIT of $148 million in 1999, compared to $227 million in 1998. Each year included costs and charges, shown in the table in the above section --"Results from Continuing Operations," that have an effect on comparability of the results. These costs and charges are explained in more detail following the discussion of our automotive operating units results. Before considering these costs and charges, our automotive operating units reported EBIT of $275 million in 1999 compared to $301 million in 1998. Those results are shown by segment in the following table:

                                                              1999   1998
                                                              ----   ----
                                                              (MILLIONS)
North America...............................................  $181   $106
Europe......................................................    82    159
Rest Of World...............................................    12     36
                                                              ----   ----
                                                              $275   $301
                                                              ====   ====

     The increase in our North American EBIT was driven by improvements in both our original equipment market and our aftermarket. The North American aftermarket improved due to significantly reduced marketing and promotional expenses, lower operational costs due to our restructuring initiatives, and lower customer changeover expenses. These improvements were partially offset by the impact of lower sales. Our North American original equipment market improved due to the increase in sales volumes as well as realized operational cost savings initiatives. These improvements in our original equipment business were partially offset by the launch of some lower margin exhaust platforms.

     While European original equipment volumes were up in 1999, the EBIT impact of this revenue improvement was offset by lower profit margins from the new business and price reductions to original equipment manufacturers on existing exhaust programs. Lower sales of our premium ride control products in the aftermarket, combined with the introduction of private branded ride control products, caused a change in our product mix toward lower margin products. This, combined with higher product sales to original equipment dealer service departments rather than sales through our traditional aftermarket channels, accounted for most of the EBIT decrease in our European aftermarket. Finally, the required change in our accounting for start-up expenses and the impact of European currency devaluation were the other major factors causing the decline in EBIT from our European operations during 1999.

     EBIT from our operations in the rest of the world fell $24 million in 1999, resulting primarily from the currency devaluation and resulting economic instability in South America which reduced EBIT by $28 million. This was partially offset by stronger operating results in Australia from operational cost saving activities and improved original equipment exhaust product mix.

     EBIT as a Percentage of Revenue

     The following table shows EBIT as a percentage of revenue by segment before the costs and charges described above:

                                                              1999   1998
                                                              ----   ----
North America...............................................  10.3%   6.3%
Europe......................................................   6.6   12.7
Rest of World...............................................   4.2   11.8
          Total Tenneco Automotive..........................   8.4%   9.3%

     In North America, operating income as a percentage of revenue increased significantly due to proportionately lower aftermarket selling, general, and administrative expenses relative to the change in sales and improved overhead absorption due to higher original equipment volumes. European operating income as a percentage of revenue decreased primarily due to lower aftermarket sales and product mix changes from higher margin to lower margin business in both market channels. The decrease in EBIT margin in the rest of the world was caused primarily by difficult economic conditions and currency devaluation in Brazil, which was partially offset by increased margins in Australia.

     Restructuring Charges

     We adopted plans to restructure portions of our operations in both 1998 and 1999. In the fourth quarter of 1998, our Board of Directors approved an extensive restructuring plan designed to reduce administrative and operational overhead costs. We recorded a pre-tax charge to income from continuing operations of $53 million, $34 million after-tax, or $1.02 per diluted common share. Of the pre-tax charge, for operational restructuring plans, $36 million related to the consolidation of the manufacturing and distribution operations of our North American aftermarket business. A staff and related cost reduction plan, which covered employees in both the operating units and corporate operations, cost $17 million.

     Our aftermarket restructuring involved closing two plant locations and five distribution centers, resulting in eliminating 302 positions. Our staff and related cost reduction plan involved eliminating 454 administrative positions. We wrote down the fixed assets at the locations to be closed to their fair value, less costs to sell, in the fourth quarter of 1998. As a result of the single-purpose nature of the assets, we estimated fair value at scrap value less cost to dispose. We do not expect to receive any significant net cash proceeds from our ultimate disposal of these assets, which should be complete by the fourth quarter of 2000. The effect of suspending depreciation for these impaired assets is a reduction in depreciation and amortization of about $2 million on an annual basis.

     As of December 31, 1999, we have terminated approximately 670 employees and our North American aftermarket business has closed one plant location and four distribution centers under the 1998 plan. To address customer service and production transfer issues, we have delayed closing one plant location and one distribution center until the first quarter of 2000. We have executed all other restructuring actions, with the exception of the final disposal of certain assets, according to our initial plan, and these actions were completed by year-end 1999.

     In the fourth quarter of 1999, our Board of Directors approved a second restructuring plan designed to further reduce operational overhead costs. We recorded a pre-tax charge to income from continuing operations of $55 million, $50 million after-tax, or $1.50 per diluted common share.

     The charge includes $37 million recorded in Europe to close a ride control manufacturing facility and an exhaust just-in-time plant, close or downsize four aftermarket distribution centers, and reduce administrative overhead by reducing management employment; $15 million to close a North American exhaust manufacturing facility; and $3 million for employment reductions in South America and Asia. In total, the plan involves eliminating approximately 780 positions. We wrote down the fixed assets at the locations to be closed to their fair value, less costs to sell, in the fourth quarter of 1999. We estimated the fair value for buildings using external real estate valuations or a review of recent sales prices for like buildings in the area surrounding the plant to be closed. As a result of the single-purpose nature of the machinery and equipment to be disposed of, fair value was estimated at scrap value less cost to dispose in most cases. For certain machines that have value in the used equipment market, engineers estimated value based on recent sales of like machines. We expect to receive net cash proceeds of about $11 million when we dispose of these assets. The effect of suspending depreciation for these impaired assets is a reduction in depreciation and amortization expense of about $3 million on an annual basis. We expect to complete all restructuring activities by the middle of 2001.

     Amounts related to the restructuring plans are shown in the following table:

                              DECEMBER 31, 1998       1999          1999     CHARGED TO   DECEMBER 31, 1999
                                RESTRUCTURING     RESTRUCTURING     CASH       ASSET        RESTRUCTURING
                                   RESERVE           CHARGE       PAYMENTS    ACCOUNTS         RESERVE
                              -----------------   -------------   --------   ----------   -----------------
Severance...................         $15               $21          $10         $--              $26
Asset impairments...........          --                31           --          31               --
Facility exit costs.........           1                 3            2          --                2
                                     ---               ---          ---         ---              ---
                                     $16               $55          $12         $31              $28
                                     ===               ===          ===         ===              ===

     We continue to evaluate our cost structure and manufacturing footprint in an effort to identify and evaluate other opportunities to improve our results. These efforts could result in developing further restructuring plans that would involve additional restructuring charges.

     Spin-off Transaction Costs and Other Expenses

     In the fourth quarter of 1999, we recorded costs and expenses to complete the series of actions necessary to separate Pactiv from the automotive business. These costs included fees for advisors, costs for accelerated vesting of restricted and performance shares of common stock granted to key employees by Tenneco since 1996, and other fees and expenses directly associated with the spin-off transaction. Also included in the total of $59 million in spin-off transaction costs and other expenses in the table presented earlier in the section "-- Results from Continuing Operations" is a $12 million charge to write down the value of a receivable from a former business that we sold in 1994. Deteriorating performance by that business, as well as a consolidation in its primary industry, has caused us to revise our estimate of the proceeds we will ultimately collect on the receivable.

     "Stand-Alone" Company Expenses

     These costs were incurred after the November 4 spin-off transaction date and include the addition of functions necessary for us to operate as a public company as well as administrative costs for information technology and payroll and accounts payable services. We receive these information technology and payroll and accounts payable services from Pactiv under a contractual agreement entered into in connection with the spin-off of Pactiv. We have identified and explained these costs separately to improve comparability since they did not exist in 1998. These costs will, however, continue in future periods.

     We currently estimate these stand-alone company expenses will be approximately $54 million annually. Of that amount, approximately $40 million relates to the services received under the contract with Pactiv. The contract extends for 24 months from the date of the spin-off. Subsequent to year-end, Pactiv sold the payroll and accounts payable functions to a third party who will continue to provide those services under terms similar to the Pactiv arrangements, except that the term has been extended for an additional year for a total of three years from the date of the spin-off.

     Previously Unallocated Tenneco Inc. Expenses

     Tenneco Inc. incurred costs at the corporate level that were not allocated to the business units. Some of those historical costs remained in our results due to the manner in which our former corporate operations were split between Pactiv and us. These costs related primarily to a receivables sale program operated by Tenneco Inc. prior to the spin-off. Tenneco Inc.'s receivables sale program was discontinued at the end of the third quarter of 1999. The total amount of expenses previously unallocated by Tenneco Inc. were $21 million in 1998 and $4 million in 1999. All of the 1999 previously unallocated Tenneco Inc. expenses were incurred in the first nine months of 1999.

     Interest Expense, net of interest capitalized

     We reported interest expense for our continuing operations of $106 million in 1999, compared to $69 million in 1998. Interest expense allocated to discontinued operations was $118 million in 1999 and $171 million in 1998. The decrease in our total interest expense is due primarily to our lower debt levels as a result of using the proceeds from the containerboard sale to pay down debt. This was partially offset by higher interest expense after the spin-off due to our higher cost of financing.

     As a result of the realignment of our debt before the spin-off, we borrowed approximately $1.7 billion under our new debt arrangements. The new debt structure is explained in more detail in "-- Liquidity and Capital Resources" later in this Management's Discussion and Analysis and in Note 4 to our financial statements.

     We allocate interest expense to our discontinued operations based generally on the ratio of net assets of discontinued operations to our total net assets plus debt. We began taking certain debt and balance sheet realignment actions in October of 1999, before the spin-off. As a result of these actions, the ratio for allocating interest changed in October, requiring a reduction in interest allocated to discontinued operations. This adjustment was $10 million, which we have attributed to part of the cost of the spin-off and debt realignment transactions.

     Income Taxes

     Our effective tax rate for 1999 was 195 percent. This high effective tax rate relates primarily to the spin-off transaction. In connection with the spin-off, we repatriated earnings from some foreign tax jurisdictions. Since our policy is to reinvest earnings from foreign operations rather than repatriate them to the U.S., this one-time action resulted in a charge to recognize the taxes due on the repatriation. Additionally, some tax benefits previously shared between the automotive and packaging businesses are no longer available to us following the spin-off and this resulted in a tax charge in the fourth quarter. Finally, the 1999 restructuring involves significant activity in Europe where many of the costs of restructuring will not be deductible for tax purposes. Consequently, we recognized no tax benefit for these non-deductible costs.

     Our effective tax rate for 1998 was 8 percent. This rate was lower than the statutory rate as a result of certain non-recurring foreign and state tax benefits, lower foreign tax rates, and a reduction in our estimated tax liabilities related to certain global tax audits.

     Minority Interest

     Minority interest is related primarily to dividends on the preferred stock of a U.S. subsidiary. We repurchased the preferred stock before the spin-off as part of the debt realignment.

  DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

     Revenues and income for the paperboard packaging discontinued operations are shown in the following table:

                                                                YEAR ENDED
                                                                DECEMBER 31
                                                              ---------------
                                                               1999     1998
                                                              ------   ------
     Net sales and operating revenues.......................  $  445   $1,570
                                                              ======   ======
     Income (loss) before income taxes and interest
      allocation
       Operations...........................................  $   32   $   99
       Loss on containerboard sale..........................    (343)      --
       Gain on sale of folding carton.......................      11       --
       Gain on sale of joint venture with Caraustar.........      --       15
       Gain on sale of non-strategic timberland.............      --       17
                                                              ------   ------
                                                                (300)     131
     Income tax (expense) benefit...........................     120      (48)
                                                              ------   ------
     Income (loss) before interest allocation...............    (180)      83
     Allocated interest expense, net of income tax..........      (5)     (26)
                                                              ------   ------
     Income (loss) from discontinued operations.............  $ (185)  $   57
                                                              ======   ======

     Fourth quarter 1998 results from discontinued operations for the paperboard packaging segment include a pretax charge of $14 million related to a restructuring plan to reduce administrative and operational overhead costs. The paperboard packaging restructuring plan involved closing four box plants and eliminating 78 manufacturing and 198 administrative positions.

     Revenues and income for the discontinued specialty packaging business and administrative services operations are shown in the following table:

                                                                YEAR ENDED
                                                                DECEMBER 31
                                                              ---------------
                                                               1999     1998
                                                              ------   ------
     Net sales and operating revenues.......................  $2,419   $2,791
                                                              ======   ======
     Income before income taxes and interest allocation.....      87      280
     Income tax (expense) benefit...........................     (29)    (113)
                                                              ------   ------
     Income before interest allocation......................      58      167
     Allocated interest expense, net of income tax..........     (81)     (85)
                                                              ------   ------
     Income (loss) from discontinued operations.............  $  (23)  $   82
                                                              ======   ======

     Results from discontinued operations for the specialty packaging segment in 1999 include a pre-tax charge of $29 million relating to a plan to realign the headquarters functions. This plan involved severing approximately 40 employees and closing the Greenwich, Connecticut, headquarters facility.

     Our loss from discontinued operations in 1999 was $208 million, comprised principally of an after-tax loss on sale of the paperboard packaging business of $207 million. This loss on sale includes a $54 million net loss in the fourth quarter, reflecting events that occurred subsequent to the April 1999 sale related to the final settlement of working capital amounts, revisions to actuarially-determined estimates of pension plan effects, and changes in estimates regarding liabilities retained by Pactiv.

     Earnings per common diluted share from discontinued operations were $4.12 in 1998 compared to a loss per common diluted share of $6.23 in 1999.

     We recognized extraordinary losses related to the early retirement of debt during 1999. In the first quarter, we recognized an extraordinary loss of $7 million net of income tax, or $ .21 per common diluted share, related to debt retired in connection with the containerboard sale. In the fourth quarter, we recognized an extraordinary loss of $11 million net of income tax, or $.34 per common diluted share, for the cost of debt retired in connection with the debt realignment necessary to accomplish the spin-off. This extraordinary loss related to the debt securities that were retired in the cash tender offer. We did not recognize any gain or loss on the debt securities retired in the offer to exchange Pactiv debt securities for our debt securities since the terms of the Pactiv debt securities were not "substantially different" from the terms of our debt securities.

  CHANGES IN ACCOUNTING PRINCIPLES

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement required prospective application for fiscal years beginning after December 15, 1998. We adopted SOP 98-1 on January 1, 1999. The impact of this new standard did not have a significant effect on our financial position or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires costs of start-up activities to be expensed as incurred. This statement was effective for fiscal years beginning after December 15, 1998. The statement requires previously capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Prior to January 1, 1999, we capitalized some costs related to start-up activities, primarily pre-production design and development costs for new automobile original equipment platforms. We adopted SOP 98-5 on January 1, 1999, and recorded an after-tax charge for the cumulative effect of this change in accounting principle of $102 million (net of a $50 million tax benefit), or $3.04 per diluted common share. The change in accounting principle decreased income from continuing operations by $19 million (net of a $11 million tax benefit), or $.56 per diluted common share, for the year ended December 31, 1999. If the new accounting method had been applied retroactively, income from continuing operations for the years ended December 31, 1998 and 1997, would have been lower by $19 million (net of a $12 million tax benefit), or $.57 per diluted common share, and $18 million (net of a $12 million tax benefit), or $.54 per diluted common share, respectively.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. We are currently evaluating the new standard and have not yet determined the impact it will have on our financial position or results of operations.

     Effective January 1, 1999, we changed our method of accounting for customer acquisition costs from a deferral method to an expense-as-incurred method. In connection with the decision to separate the automotive and specialty packaging businesses into independent public companies, we determined that a change to an expense-as-incurred method of accounting for automotive aftermarket customer acquisition costs was preferable in order to permit improved comparability of stand-alone financial results with our aftermarket industry competitors. We recorded an after-tax charge for the cumulative effect of this change in accounting principle of $32 million (net of a $22 million tax benefit), or $.95 per diluted common share. The change in accounting principle increased income from continuing operations by $10 million (net of $6 million in income tax expense), or $.30 per diluted common share, for the year ended December 31, 1999. If the new accounting principle had been applied retroactively, income from continuing operations for the years ended December 31, 1998 and 1997, would have been lower by $4 million (net of a $3 million income tax benefit), or $.11 per diluted common share, and $12 million (net of a $8 million income tax benefit), or $.35 per diluted common share, respectively.

  LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Short term debt and current maturities......................     $   56         $  304
Long term debt..............................................      1,578            671
Debt allocated to discontinued operations...................         --          2,456
                                                                 ------         ------
Total debt..................................................      1,634          3,431
                                                                 ------         ------
Minority interest of continuing operations..................         16            407
Minority interest allocated to discontinued operations......         --             14
                                                                 ------         ------
Total minority interest.....................................         16            421
                                                                 ------         ------
Common shareholders' equity.................................        422          2,504
                                                                 ------         ------
Total capitalization........................................     $2,072         $6,356
                                                                 ======         ======

     Our debt and equity balances at December 31, 1999, reflect the impact of the debt realignment and spin-off transactions. At December 31, 1999, we had no borrowings under our revolving credit facility. Our short-term debt relates primarily to borrowings by foreign subsidiaries. Our long-term debt balance consists of borrowings made under new credit agreements described below to facilitate the debt realignment, as well as approximately $21 million of public debt that was not retired in the cash tender and exchange offers.

     Our equity at December 31, 1999, reflects the effect of the spin-off of Pactiv to our shareholders. This transaction resulted in a $1,448 million reduction to common equity. Equity was also reduced during 1999 by cumulative translation adjustments resulting from the strong U.S. dollar, by the loss recognized primarily as a result of the spin-off transaction, and dividends of $151 million issued for the first three quarters of 1999.

     Prior to the spin-off, we realigned substantially all of our existing debt. To accomplish this, we initiated an offer to exchange Pactiv debt securities for some of our debt securities having a book value of $1,166 million. We also initiated a cash tender offer to purchase debt securities having a book value of $1,374 million and repaid substantially all of our short-term borrowings. Finally, we retired approximately $400 million of subsidiary preferred stock. These transactions were financed by borrowings under our new credit facility, senior subordinated debt that we issued, and borrowings by Pactiv under new credit facilities. The debt of Pactiv was rated investment grade and our debt was rated noninvestment grade by debt rating agencies.

     As part of the debt realignment, on September 30, 1999, we entered into a $1.55 billion committed senior secured financing arrangement with a syndicate of banks and other financial institutions consisting of: (i) a $500 million, six-year revolving credit facility; (ii) a $450 million six-year term loan;
(iii) a $300 million eight-year term loan and; (iv) a $300 million eight-and-one-half-year term loan. This financing is secured by substantially all of our tangible and intangible U.S. assets, the capital stock of our material U.S. subsidiaries and up to 66 percent of the capital stock of our first-tier foreign subsidiaries. It is also guaranteed by our material U.S. subsidiaries. We will pay a portion of each term loan in quarterly installments beginning September 30, 2001. Borrowings under this facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 275 basis points for the six-year revolving credit facility and the six-year term loan, 325 basis points for the eight-year term loan and 350 basis points for the eight-and-one-half-year term loan; or (ii) a rate consisting of the greater of The Chase Manhattan Bank's prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 175 basis points for the six-year revolving credit facility and the six-year term loan, 225 basis points for the eight-year term loan and 250 basis points for the eight-and-one-half-year term loan. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and the six-year term loan may be adjusted based on our consolidated leverage ratio (total debt divided by consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") as defined in the senior credit facility agreement) measured at the end of each quarter starting with the fiscal quarter ending December 31, 2000.

     The senior credit facility agreement requires that we initially maintain:
(i) a consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA) not greater than 4.75; (ii) a consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense) not less than 2.00; and (iii) a consolidated fixed charge coverage ratio (consolidated EBITDA less consolidated capital expenditures, divided by consolidated interest expense) not less than 1.00. Under the terms of the senior credit facility agreement, the maximum permitted consolidated leverage ratio will decrease beginning in the year 2001, the minimum permitted consolidated interest coverage ratio will increase beginning in the year 2001, and the minimum permitted consolidated fixed charge coverage ratio will increase beginning in the year 2002. The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (a) incurring additional liens; (b) sale and leaseback transactions; (c) liquidations and dissolutions; (d) incurring additional indebtedness or guarantees; (e) capital expenditures; (f) dividends; (g) mergers and consolidations; and (h) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require us to repay any outstanding loans.

     On October 14, 1999, we issued $500 million of 11 5/8 percent senior subordinated notes due in 2009. The senior subordinated debt indenture requires that we, as a condition to incurring certain types of indebtedness not otherwise permitted, initially maintain an interest coverage ratio of not less than 2.00. Under the terms of the indenture, the minimum interest coverage ratio will increase beginning in 2001. The indenture also contains restrictions on our operations, including limitations on: (1) incurring additional indebtedness or liens; (2) dividends; (3) distributions and stock repurchases; (4) investments; and (5) mergers and consolidations.

     Capital Commitments

     We estimate that expenditures of approximately $81 million will be required after December 31, 1999, to complete facilities and projects authorized at that date, and we have made substantial commitments in connection with these facilities and projects.

     Dividends on Common Stock

     In October 1999, our shareholders approved an amendment to the Certificate of Incorporation providing for a one-for-five reverse stock split of Tenneco's common stock. As a result, the reverse stock split is reflected in the historical dividends declared on our common shares. We declared dividends on our common shares of $1.50 per share for each quarter in 1998 and the first three quarters of 1999. During the fourth quarter of 1999, no cash dividends were paid.

     Now that the spin-off of Pactiv is complete, we are highly leveraged and restricted with respect to paying dividends by the terms of our financing arrangements. On January 12, 2000, we announced that our Board of Directors declared a first quarter dividend of 5 cents per share payable on March 14, 2000, to shareholders of record at the close of business on February 25, 2000.

     Cash Flows

                                                               1999    1998
                                                              ------   -----
                                                                (MILLIONS)
Cash provided (used) by:
  Operating activities -- continuing operations.............  $   (1)  $  63
  Investing activities -- continuing operations.............    (227)   (278)
  Financing activities......................................   1,495     216

          Operating Activities

     Cash provided by continuing operating activities, including cash transaction related and stand-alone expenses, declined by $64 million for 1999 compared to 1998. Income from continuing operations, inclusive of transaction and stand-alone expenses, and restructuring and other charges, was $179 million lower, and investments in working capital were $70 million more in 1999 compared to 1998. The increase in working capital was attributable primarily to the $112 million increase in accounts receivable arising primarily from the termination of the domestic accounts receivable factoring program operated by Tenneco Inc. Net deferred income tax liabilities increased by $97 million in 1999. The majority of this increase is related to the spin-off transaction and reallocation of tax assets between us and our discontinued operations.

     Cash provided by our discontinued operations declined by $722 million in 1999 compared to 1998. The paperboard operations were responsible for $213 million, which is attributable primarily to the purchase of containerboard business accounts receivable in contemplation of the sale of the containerboard business in April. Transaction expenses related to the spin-off reduced discontinued operations cash flow by an additional $164 million. Additionally, containerboard results are reflected for the first four months in 1999 and for the full year in 1998 due to the sale of this business, and the specialty business results are reflected for the first 10 months in 1999 and for the full year in 1998 due to the spin-off.

          Investing Activities

     Cash used by investing activities for continuing operations was $51 million higher in 1999 compared to 1998. Capital expenditures were $41 million lower in 1999 compared to 1998 due to more effective capital management. This was offset by the acquisition of Kinetic Ltd., an Australian suspension engineering company, for $36 million in May 1999. Cash used by other investing activities was $45 million. Discontinued operations and adjustments related to the spin-off accounted for $24 million of this total and investments in other intangible assets accounted for most of the balance in other investing activities.

     Cash used by investments in discontinued operations increased by $476 million in 1999 compared to 1998. During the second quarter of 1999, Pactiv acquired for approximately $1.1 billion certain assets previously used by the containerboard business under operating leases and timber cutting rights. This was required in order to complete the April containerboard sale. The source of the funds for these capital expenditures was borrowings by Pactiv prior to the containerboard sale. See "Financing Activities" below. We also received approximately $300 million in proceeds related to the containerboard and folding carton sale transactions.

          Financing Activities

     Excluding financing activities required to complete the containerboard sale transaction and the spin-off of Pactiv, cash provided by financing activities was $545 million in 1999. This reflected primarily the impact of our debt realignment discussed earlier in the section -- "Liquidity and Capital Resources" You should also read Note 1, "Summary of Accounting
Policies -- Allocation of Corporate Debt and Interest Expense," for more information.

     Before the containerboard sale transaction, Pactiv borrowed approximately $1.8 billion. Pactiv used these borrowings to acquire the assets used under operating leases and timber cutting rights described under "Investing Activities" above, and to purchase the containerboard business accounts receivable described under "Operating Activities" above. Pactiv remitted the balance of the borrowings to us to retire short-term debt. Pactiv contributed the containerboard business to the new joint venture, including approximately $1.8 billion in new debt. The debt reduction that resulted from this contribution is shown on the Statements of Cash Flows as a non-cash financing activity.

YEAR 2000

     We completed all Year 2000 remediation efforts by December 31, 1999. No material Year 2000 issues were identified at significant vendors, at customers or at any of our locations. Our total cost to address the Year 2000 issues was about $16 million.

EURO CONVERSION

     The European Monetary Union resulted in the adoption of a common currency, the "euro," among 11 European nations. The euro is being adopted over a three-year transition period beginning January 1, 1999. In October 1997, we established a cross-functional Euro Committee, comprised of representatives of our operational divisions as well as our corporate offices. That committee had two principal objectives: (1) to determine the impact of the euro on our business operations, and (2) to recommend and facilitate implementation of those steps necessary to ensure that we would be fully prepared for the euro's introduction. As of January 1, 1999, we implemented those euro conversion procedures that we determined were necessary and prudent to adopt by that date, and we are on track to becoming fully "euro ready" on or before the conclusion of the three-year euro transition period. We believe that the costs associated with transitioning to the euro will not be material to our consolidated financial position or results of operations.

ENVIRONMENTAL AND OTHER MATTERS

     We and certain of our subsidiaries and affiliates are parties to environmental proceedings. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experience and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. We report these liabilities in the balance sheet at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

     At December 31, 1999, we had been designated as a potentially responsible party in four Superfund sites. We have estimated our share of the remediation costs for these sites to be approximately $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $15 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in our determination of our estimated liability. We believe that the costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our consolidated financial position or results of operations.

     We estimate that our capital expenditures for environmental matters will be $3 million and $4 million for 2000 and 2001, respectively.

     We are a party to various other legal proceedings arising from our operations. We believe that the outcome of these other proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations.

DERIVATIVE FINANCIAL INSTRUMENTS

  FOREIGN CURRENCY EXCHANGE RATE RISK

     We use derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We have from time to time also entered into forward contracts to hedge our net investment in foreign subsidiaries. We do not currently enter into derivative financial instruments for speculative purposes.

     In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The following table summarizes by major currency the notional amounts, weighted average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of December 31, 1999. All contracts in the following table mature in 2000.

                                                                       DECEMBER 31, 1999
                                                                       -----------------
                                                   NOTIONAL AMOUNT     WEIGHTED AVERAGE      FAIR VALUE
                                                 IN FOREIGN CURRENCY   SETTLEMENT RATES    IN U.S. DOLLARS
                                                 -------------------   -----------------   ---------------
                                                                       (MILLIONS EXCEPT
                                                                       SETTLEMENT RATES)
Australian dollars.................  -Purchase             8                 0.656              $   5
                                     -Sell               (61)                0.656                (40)
British pounds.....................  -Purchase           108                 1.615                175
                                     -Sell               (92)                1.615               (149)
Canadian dollars...................  -Purchase            18                 0.692                 12
                                     -Sell               (97)                0.692                (67)
Czech Republic koruna..............  -Purchase            32                 0.028                  1
                                     -Sell              (551)                0.028                (15)
Danish kroner......................  -Purchase            --                 0.135                 --
                                     -Sell              (340)                0.135                (46)
European euro......................  -Purchase            38                 1.007                 38
                                     -Sell               (26)                1.007                (26)
U.S. dollars.......................  -Purchase           153                 1.000                153
                                     -Sell               (35)                1.000                (35)
Other..............................  -Purchase            43                 0.143                  6
                                     -Sell              (150)                0.079                (12)
                                                                                                -----
                                                                                                $  --
                                                                                                =====

  INTEREST RATE RISK

     Following the realignment of our debt in connection with the spin-off of Pactiv, our financial instruments that are sensitive to market risk for changes in interest rates are our debt securities. We primarily use a revolving credit facility to finance our short-term capital requirements. We pay a current market rate of interest on these borrowings. We financed our long-term capital requirements with long-term debt with original maturity dates ranging from six to 10 years. We have $500 million of long-term debt obligations that have fixed interest rates and $1.05 billion of long-term debt obligations that have variable interest rates based on a current market rate of interest. If we were to redeem our fixed rate, long-term debt securities prior to their stated maturity, we would generally incur costs based on the fair value of the debt at that time plus any applicable early payment premiums.

     Under the terms of our senior credit facility agreement, we are required to hedge our exposure to floating interest rates within 180 days following the spin-off so that at least 50 percent of our long-term debt is fixed for a period of at least three years. In February 2000, we hedged $250 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. We must hedge about $50 million more of our long-term, floating rate debt to satisfy the interest rate hedging requirement of the senior credit facility agreement.

     We estimate that the fair value of our long-term debt at December 31, 1999, was about the same as its book value. The fair value of the floating rate portion of our long-term debt does not change as interest rates change. A one percent increase or decrease in interest rates would increase or decrease the interest expense we recognize in the income statement and the cash we pay for interest expense by about $6 million after tax. The interest rate swaps we entered into after the end of the year would have reduced the effect of a one percent change in interest rates by about $1 million after tax.

     The statements and other information (including the tables) in this "Derivative Financial Instruments" section constitute "forward-looking statements."

YEARS 1998 AND 1997

  RESULTS OF CONTINUING OPERATIONS

     We reported income from continuing operations of $116 million for the year ended December 31, 1998, compared to $234 million for the same period in 1997. The 1998 figure includes a $34 million after tax charge to restructure the automotive aftermarket business and to reduce overhead and manufacturing costs throughout every part of the business. Excluding the restructuring charge, our income from continuing operations for the 1998 period was $150 million compared to $234 million for the year ended December 31, 1997. While our operating income declined, we also experienced higher interest expense and minority interest.

     Net Sales and Operating Revenues

                                                             1998     1997    % CHANGE
                                                            ------   ------   --------
                                                              (MILLIONS)
North America.............................................  $1,679   $1,719       (2)
Europe....................................................   1,252    1,173        7
Rest of World.............................................     306      334       (8)
                                                            ------   ------
                                                            $3,237   $3,226       --
                                                            ======   ======

     Our revenue for 1998 was essentially flat with 1997 as increases in original equipment revenue in North America and Europe of $215 million were offset by a $165 million decline in aftermarket revenues throughout the world and a $54 million reduction due to the adverse impact of a strong U.S. dollar, with the remaining change due to the mix of products sold. Original equipment revenue increased as we continued to place our ride control and exhaust products on many of the world's bestselling vehicles. Lower aftermarket demand was driven by customer consolidations that temporarily increased field inventory levels in North America and Europe; milder than normal winter weather; and continuing soft Asian and South American replacement markets. Additionally, we began reducing our quarterly promotional programs in an effort to better balance supply and demand going into 1999.

     Income Before Interest Expense, Income Taxes, and Minority Interest
     ("EBIT")

     The following table presents EBIT for the years 1998 and 1997:

                                                              1998   1997   % CHANGE
                                                              ----   ----   --------
                                                              (MILLIONS)
North America...............................................  $ 58   $216       (73)
Europe......................................................   155    153         1
Rest of World...............................................    35     38        (8)
                                                              ----   ----
Automotive..................................................   248    407       (39)
Previously unallocated Tenneco Inc. expenses................   (21)   (12)       NM
                                                              ----   ----
                                                              $227   $395       (43)
                                                              ====   ====

     Excluding restructuring charges, a comparison of our 1998 and 1997 EBIT is as follows:

                                                              1998   1997   % CHANGE
                                                              ----   ----   --------
                                                              (MILLIONS)
North America...............................................  $106   $216       (51)
Europe......................................................   159    153         4
Rest of World...............................................    36     38        (5)
                                                              ----   ----
Automotive..................................................   301    407       (26)
Previously unallocated Tenneco Inc. expenses................   (21)   (12)       NM
                                                              ----   ----
                                                              $280   $395       (29)
                                                              ====   ====

     Our EBIT in 1998 reflected strong volume growth in the original equipment business that was more than offset by lower volumes in the aftermarket. The net impact of volume was a decline in EBIT of $43 million. Adverse currency movements caused a further deterioration of $14 million. The 1997 EBIT included $10 million related to the favorable resolution of a legal action and a net reduction of $4 million in certain reserves, related primarily to ongoing reorganization initiatives that had proceeded more rapidly and efficiently than planned, allowing us to adjust our cost estimate for completing the initiatives. Charges in 1998 for bad debts, a higher level of costs related to customer acquisition activity and marketing, and pricing adjustments in the original equipment business produced the balance of the earnings decline.

     The previously unallocated Tenneco Inc. expenses in both 1998 and 1997 related primarily to the loss from the sale of accounts receivable.

     EBIT as a Percentage of Revenue

     Excluding the fourth quarter 1998 restructuring charge described previously, EBIT as a percentage of revenue for 1998 and 1997 was as follows:

                                                              1998    1997
                                                              -----   -----
North America...............................................   6.3%   12.6%
Europe......................................................  12.7%   13.0%
Rest of World...............................................  11.8%   11.4%
Automotive..................................................   9.3%   12.6%
Total.......................................................   8.7%   12.2%

     Interest Expense, net of interest capitalized

     We incurred interest expense of $69 million, a $11 million increase over 1997. For the year 1998, we allocated $171 million of interest expense to discontinued operations compared with $158 million during 1997. Adjusting for the allocation, interest expense increased by $24 million. This increase was attributable to higher average debt levels in 1998 resulting from our acquisition of the protective and flexible packaging business of KNP BT in late April 1997 for the specialty packaging segment, a higher level of working capital to support higher revenue levels, and common share repurchase activity.

     Income Taxes

     Our effective tax rate for 1998 was 8 percent, compared to 24 percent for 1997. The 1998 effective tax rate was lower than the statutory rate as a result of certain nonrecurring foreign and state tax benefits, lower foreign tax rates, and a reduction in our estimated tax liabilities related to certain global tax audits. The 1997 effective tax rate benefitted from the nonrecurring impact of certain foreign tax benefits and the benefit of previously unrecognized deferred tax assets.

     Minority Interest

     Minority interest was $29 million in 1998, compared to $23 million in 1997. This represents primarily dividends on the preferred stock of a U.S. subsidiary. In December 1997, this subsidiary issued additional preferred stock. You should read Note 9 to the financial statements for additional information.

  DISCONTINUED OPERATIONS

     Read Note 2 to the financial statements for information regarding the results of our discontinued operations.

  CHANGE IN ACCOUNTING PRINCIPLE

     As required by the FASB's Emerging Issues Task Force Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation," we recorded an aftertax charge of $46 million, or $1.35 per diluted common share, in the fourth quarter of 1997, which was reported as a cumulative effect of a change in accounting principle.

  EARNINGS PER SHARE

     Income from continuing operations was $3.44 per diluted common share for 1998, compared to $6.85 per diluted common share in 1997. Discontinued operations contributed $4.12 per diluted common share for 1998 compared to $3.72 per diluted common share for 1997. For 1997, we also recorded a charge for the cumulative effect of a change in accounting principle noted above of $1.35 per diluted common share, resulting in net income of $9.22 per diluted common share compared to $7.56 per diluted common share for 1998.

  CASH FLOWS

                                                              1998    1997
                                                              -----   -----
                                                               (MILLIONS)
Cash provided (used) by:
  Operating activities -- continuing operations.............  $  63   $ 211
  Investing activities -- continuing operations.............   (278)   (289)
  Financing activities......................................    216     354

     Operating Activities

     Cash flow provided by operating activities was $148 million lower in 1998 than in 1997. Income from continuing operations was $118 million lower than in 1997, largely as a result of higher interest expense and the restructuring charge taken during the fourth quarter of 1998, for which the bulk of the cash outflows occurred during 1999. Noncash charges for deferred income taxes were higher in 1997 than in 1998, primarily as a result of tax benefits derived from the 1996 reorganization and debt realignment and a 1996 tax net operating loss that was carried back to earlier years.

     Investing Activities

     Investing activities used $11 million less cash in 1998 than in 1997. Capital expenditures for continuing operations declined by $26 million in 1998. Cash used for acquisitions decreased by $26 million in 1998 compared to 1997. In 1998, we acquired the minority interest of a Brazilian subsidiary for $3 million.

     Capital expenditures and acquisitions for discontinued operations decreased in 1998 by $124 million, as lower acquisitions in 1998 were partially offset by higher capital spending. During 1998, the most significant acquisitions were Richter Manufacturing, a North American protective packaging business, and the Belvidere, Illinois dual ovenable paperboard tray manufacturing facility of Champion International. Acquisition activity in 1997 related primarily to the purchase of KNP BT's protective and flexible packaging business. The higher capital expenditures were primarily a result of $84 million spent to acquire certain leased timberlands in contemplation of the separation of the containerboard assets from our other businesses.

     Financing Activities

     Financing activities in 1998 generated $138 million less cash than in 1997. During 1997, a subsidiary issued preferred stock for net proceeds of $99 million. During 1998, we repurchased $22 million more of our common stock than in 1997. During 1997, we refinanced a portion of our short-term debt by issuing $600 million of long-term debt. The net proceeds of these debt offerings was $593 million. During 1998, our short-term debt (excluding current maturities on long-term debt) increased by $540 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The section entitled "Derivative Financial Instruments" in Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            INDEX TO FINANCIAL STATEMENTS OF TENNECO AUTOMOTIVE INC.
                         AND CONSOLIDATED SUBSIDIARIES

                                                              PAGE
                                                              ----
Report of independent public accountants....................  43
Statements of income (loss) for each of the three years in
  the period ended December 31, 1999........................  44
Balance sheets -- December 31, 1999 and 1998................  45
Statements of cash flows for each of the three years in the
  period ended December 31, 1999............................  46
Statements of changes in shareholders' equity for each of
  the three years in the period ended December 31, 1999.....  47
Statements of comprehensive income (loss) for each of the
  three years in the period ended December 31, 1999.........  48
Notes to financial statements...............................  49

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tenneco Automotive Inc.:

     We have audited the accompanying balance sheets of Tenneco Automotive Inc. (a Delaware corporation) and consolidated subsidiaries (see Note 1) as of December 31, 1999 and 1998, and the related statements of income, cash flows, changes in shareholders' equity and comprehensive income for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of Tenneco Automotive Inc.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tenneco Automotive Inc. and consolidated subsidiaries as of December 31, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, in 1999 Tenneco Automotive Inc. changed its methods of accounting for the costs of start-up activities and for customer acquisition costs, and in 1997 changed its method of accounting for certain costs incurred in connection with information technology transformation projects.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of Tenneco Automotive Inc. and consolidated subsidiaries is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements of Tenneco Automotive Inc. and consolidated subsidiaries taken as a whole.

                                          ARTHUR ANDERSEN LLP
Chicago, Illinois
January 24, 2000

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)

                                                                         YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------------
                                                                  1999             1998             1997
                                                              -------------    -------------    -------------
                                                               (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues........................     $     3,279      $     3,237      $     3,226
  Other income, net.......................................              13              (25)              37
                                                               -----------      -----------      -----------
                                                                     3,292            3,212            3,263
                                                               -----------      -----------      -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation shown below)...           2,427            2,332            2,303
  Engineering, research, and development..................              52               31               34
  Selling, general, and administrative....................             521              472              421
  Depreciation and amortization...........................             144              150              110
                                                               -----------      -----------      -----------
                                                                     3,144            2,985            2,868
                                                               -----------      -----------      -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY
  INTEREST................................................             148              227              395
    Interest expense (net of interest capitalized)........             106               69               58
    Income tax expense....................................              82               13               80
    Minority interest.....................................              23               29               23
                                                               -----------      -----------      -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS..................             (63)             116              234
Income (loss) from discontinued operations, net of income
  tax.....................................................            (208)             139              127
                                                               -----------      -----------      -----------
Income (loss) before extraordinary loss...................            (271)             255              361
Extraordinary loss, net of income tax.....................             (18)              --               --
                                                               -----------      -----------      -----------
Income (loss) before cumulative effect of changes in
  accounting principles...................................            (289)             255              361
Cumulative effect of changes in accounting principles, net
  of income tax...........................................            (134)              --              (46)
                                                               -----------      -----------      -----------
NET INCOME (LOSS).........................................     $      (423)     $       255      $       315
                                                               ===========      ===========      ===========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding --
    Basic.................................................      33,480,686       33,701,115       34,052,946
    Diluted...............................................      33,656,063       33,766,906       34,160,327
Basic earnings (loss) per share of common stock --
    Continuing operations.................................     $     (1.87)     $      3.45      $      6.87
    Discontinued operations...............................           (6.23)            4.13             3.73
    Extraordinary loss....................................            (.55)              --               --
    Cumulative effect of changes in accounting
       principles.........................................           (3.99)              --            (1.35)
                                                               -----------      -----------      -----------
                                                               $    (12.64)     $      7.58      $      9.25
                                                               ===========      ===========      ===========
Diluted earnings (loss) per share of common stock --
    Continuing operations.................................     $     (1.87)     $      3.44      $      6.85
    Discontinued operations...............................           (6.23)            4.12             3.72
    Extraordinary loss....................................            (.55)              --               --
    Cumulative effect of changes in accounting
       principles.........................................           (3.99)              --            (1.35)
                                                               -----------      -----------      -----------
                                                               $    (12.64)     $      7.56      $      9.22
                                                               ===========      ===========      ===========
Cash dividends per share of common stock..................     $      4.50      $      6.00      $      6.00
                                                               ===========      ===========      ===========

  The accompanying notes to financial statements are an integral part of these statements of income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1999      1998
                                                                ------    ------
                                                                   (MILLIONS)
ASSETS
Current assets:
  Cash and temporary cash investments.......................    $   84    $   29
  Receivables --
     Customer notes and accounts, net.......................       557       430
     Other..................................................        14        13
  Inventories...............................................       412       414
  Deferred income taxes.....................................        59        39
  Prepayments and other.....................................        75       139
                                                                ------    ------
                                                                 1,201     1,064
                                                                ------    ------
Other assets:
  Long-term notes receivable, net...........................        20        23
  Goodwill and intangibles, net.............................       495       499
  Deferred income taxes.....................................        13        39
  Pension assets............................................        31       101
  Other.....................................................       146       201
                                                                ------    ------
                                                                   705       863
                                                                ------    ------
Plant, property, and equipment, at cost.....................     1,923     1,944
  Less -- Reserves for depreciation and amortization........       886       851
                                                                ------    ------
                                                                 1,037     1,093
                                                                ------    ------
Net assets of discontinued operations.......................        --     1,739
                                                                ------    ------
                                                                $2,943    $4,759
                                                                ======    ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities on long-term
     debt)..................................................    $   56    $  304
  Trade payables............................................       348       337
  Accrued taxes.............................................        20        31
  Accrued interest..........................................        29        37
  Accrued liabilities.......................................       149       124
  Other.....................................................        61        76
                                                                ------    ------
                                                                   663       909
                                                                ------    ------
Long-term debt..............................................     1,578       671
                                                                ------    ------
Deferred income taxes.......................................       108        98
                                                                ------    ------
Postretirement benefits.....................................       125       139
                                                                ------    ------
Deferred credits and other liabilities......................        31        31
                                                                ------    ------
Commitments and contingencies
Minority interest...........................................        16       407
                                                                ------    ------
Shareholders' equity:
  Common stock..............................................        --        --
  Premium on common stock and other capital surplus.........     2,721     2,712
  Accumulated other comprehensive income (loss).............      (179)      (91)
  Retained earnings (accumulated deficit)...................    (1,880)      142
                                                                ------    ------
                                                                   662     2,763
  Less -- Shares held as treasury stock, at cost............       240       259
                                                                ------    ------
                                                                   422     2,504
                                                                ------    ------
                                                                $2,943    $4,759
                                                                ======    ======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1999      1998      1997
                                                                -------    -----    -------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Income (loss) from continuing operations....................    $   (63)   $ 116    $   234
Adjustments to reconcile income (loss) from continuing
  operations to cash provided (used) by continuing
  operations--
    Depreciation and amortization...........................        144      150        110
    Deferred income taxes...................................         97      (76)        31
    (Gain) loss on sale of businesses and assets, net.......          6       20         20
    Changes in components of working capital--
      (Increase) decrease in receivables....................       (151)     (88)       (25)
      (Increase) decrease in inventories....................        (23)     (32)       (12)
      (Increase) decrease in prepayments and other current
       assets...............................................         14       26        (79)
      Increase (decrease) in payables.......................         46      (12)       107
      Increase (decrease) in accrued taxes..................        (43)      (9)        (8)
      Increase (decrease) in accrued interest...............         (7)      --         30
      Increase (decrease) in other current liabilities......        (11)      10       (108)
    Other...................................................        (10)     (42)       (89)
                                                                -------    -----    -------
Cash provided (used) by continuing operations...............         (1)      63        211
Cash provided (used) by discontinued operations.............       (253)     469        308
                                                                -------    -----    -------
Net cash provided (used) by operating activities............       (254)     532        519
                                                                -------    -----    -------
INVESTING ACTIVITIES
Net proceeds related to the sale of discontinued
  operations................................................        303       22         24
Net proceeds from sale of businesses and assets.............          8       10          5
Expenditures for plant, property, and equipment.............       (154)    (195)      (221)
Acquisitions of businesses..................................        (36)      (3)       (29)
Expenditures for plant, property, and equipment and business
  acquisitions--discontinued operations.....................     (1,264)    (498)      (622)
Investments and other.......................................        (45)     (90)       (44)
                                                                -------    -----    -------
Net cash provided (used) by investing activities............     (1,188)    (754)      (887)
                                                                -------    -----    -------
FINANCING ACTIVITIES
Issuance of common and treasury shares......................         41       50         48
Purchase of common stock....................................         (4)    (154)      (132)
Issuance of equity securities by a subsidiary...............         --       --         99
Redemption of equity securities by a subsidiary.............       (408)      --         --
Issuance of long-term debt..................................      3,721        4        597
Retirement of long-term debt................................     (1,410)     (21)       (23)
Net increase (decrease) in short-term debt excluding current
  maturities on long-term debt..............................       (294)     540        (31)
Dividends (common)..........................................       (151)    (203)      (204)
                                                                -------    -----    -------
Net cash provided (used) by financing activities............      1,495      216        354
                                                                -------    -----    -------
Effect of foreign exchange rate changes on cash and
  temporary cash investments................................          2        6          3
                                                                -------    -----    -------
Increase (decrease) in cash and temporary cash
  investments...............................................         55       --        (11)
Cash and temporary cash investments, January 1..............         29       29         40
                                                                -------    -----    -------
Cash and temporary cash investments, December 31 (Note).....    $    84    $  29    $    29
                                                                =======    =====    =======
Cash paid during the year for interest......................    $   260    $ 259    $   206
Cash paid during the year for income taxes (net of
  refunds)..................................................    $   137    $  80    $  (145)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common equity interest received related to the sale of
  containerboard operations.................................        194       --         --
Principal amount of long-term debt assumed by buyers of
  containerboard operations.................................     (1,760)      --         --
Principal amount of long-term and short-term debt assumed by
  Specialty Packaging.......................................     (2,118)      --         --
Distribution of Specialty Packaging Business................     (1,448)      --         --

-------------------------

Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                             YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------------
                                                               1999                     1998                    1997
                                                       ---------------------    --------------------    --------------------
                                                         SHARES       AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT
                                                       -----------    ------    ----------    ------    ----------    ------
                                                                          (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1..................................     34,734,039    $  --     34,513,977    $  --     34,313,531    $   --
  Issued pursuant to benefit plans.................        236,446       --        220,062       --        200,446        --
                                                       -----------    ------    ----------    ------    ----------    ------
Balance December 31................................     34,970,485       --     34,734,039       --     34,513,977        --
                                                       ===========    ------    ==========    ------    ==========    ------
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1..................................                   2,712                   2,681                    2,644
  Premium on common stock issued pursuant to
    benefit plans..................................                      22                      31                       37
  Redemption of equity securities by a
    subsidiary.....................................                     (13)                     --                       --
                                                                      ------                  ------                  ------
Balance December 31................................                   2,721                   2,712                    2,681
                                                                      ------                  ------                  ------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance January 1..................................                     (91)                   (122)                      23
  Other comprehensive income (loss)................                    (110)                     31                     (145)
  Reclassification adjustment for disposition of
    investments....................................                      22                      --                       --
                                                                      ------                  ------                  ------
Balance December 31................................                    (179)                    (91)                    (122)
                                                                      ------                  ------                  ------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1..................................                     142                      89                      (21)
  Net income (loss)................................                    (423)                    255                      315
  Dividends--
    Common stock...................................                    (151)                   (202)                    (205)
    Distribution of Specialty Packaging Business...                   (1,448)                    --                       --
                                                                      ------                  ------                  ------
Balance December 31................................                   (1,880)                   142                       89
                                                                      ------                  ------                  ------
LESS -- COMMON STOCK HELD AS TREASURY STOCK, AT
  COST
Balance January 1..................................      1,351,535      259        585,637      120             --        --
  Shares acquired..................................         93,553        9        876,076      161        656,151       134
  Shares issued pursuant to benefit and dividend
    reinvestment plans.............................       (146,715)     (28)      (110,178)     (22)       (70,514)      (14)
                                                       -----------    ------    ----------    ------    ----------    ------
Balance December 31................................      1,298,373      240      1,351,535      259        585,637       120
                                                       ===========    ------    ==========    ------    ==========    ------
    Total..........................................                   $ 422                   $2,504                  $2,528
                                                                      ======                  ======                  ======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                      YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                                1999                            1998                            1997
                                    -----------------------------   -----------------------------   -----------------------------
                                     ACCUMULATED                     ACCUMULATED                     ACCUMULATED
                                        OTHER                           OTHER                           OTHER
                                    COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                       INCOME          INCOME          INCOME          INCOME          INCOME          INCOME
                                    -------------   -------------   -------------   -------------   -------------   -------------
                                                                             (MILLIONS)
NET INCOME (LOSS).................                  $        (423)                  $         255                   $         315
                                                      -----------                     -----------                     -----------
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)
  CUMULATIVE TRANSLATION
    ADJUSTMENT
  Balance January 1...............  $         (82)                  $        (122)                  $          23
    Translation of foreign
      currency statements.........           (114)           (114)             40              40            (160)           (160)
    Hedges of net investment in
      foreign subsidiaries........             --              --              --              --              23              23
    Income tax benefit
      (expense)...................             --              --              --              --              (8)             (8)
    Reclassification adjustment
      for disposition of
      investments in foreign
      subsidiaries................             20              --              --              --              --              --
                                      -----------                     -----------                     -----------
  Balance December 31.............           (176)                            (82)                           (122)
                                      -----------                     -----------                     -----------
  ADDITIONAL MINIMUM PENSION
    LIABILITY ADJUSTMENT
  Balance January 1...............             (9)                             --                              --
    Additional minimum pension
      liability adjustment........              6               6             (15)            (15)             --              --
    Income tax benefit
      (expense)...................             (2)             (2)              6               6              --              --
    Reclassification adjustment
      for disposition of
      investments in
      subsidiaries................              2              --              --              --              --              --
                                      -----------                     -----------                     -----------
  Balance December 31.............             (3)                             (9)                             --
                                      -----------                     -----------                     -----------
Balance December 31...............  $        (179)                  $         (91)                  $        (122)
                                    =============                   =============                   =============
                                                      -----------                     -----------                     -----------
Other comprehensive income
  (loss)..........................                           (110)                             31                            (145)
                                                      -----------                     -----------                     -----------
COMPREHENSIVE INCOME (LOSS).......                  $        (533)                  $         286                   $         170
                                                    =============                   =============                   =============

      The accompanying notes to financial statements are an integral part of these statements of comprehensive income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

  Consolidation and Presentation

     Tenneco Automotive Inc. was known as Tenneco Inc. before the spin-off on November 4, 1999, of our packaging business to our shareholders, as described in
Note 2. In these notes, when we discuss Tenneco we mean Tenneco Inc. and its subsidiaries before the spin-off and Tenneco Automotive Inc. and its subsidiaries after the spin-off.

     Our financial statements include all majority-owned subsidiaries. We carry investments in 20% to 50% owned companies at cost plus equity in undistributed earnings since the date of acquisition and cumulative translation adjustments. We have eliminated all significant intercompany transactions.

  Inventories

     At December 31, 1999 and 1998, inventory by major classification was as follows:

                                                              1999   1998
                                                              ----   ----
                                                              (MILLIONS)
Finished goods..............................................  $215   $221
Work in process.............................................    86     79
Raw materials...............................................    73     73
Materials and supplies......................................    38     41
                                                              ----   ----
                                                              $412   $414
                                                              ====   ====

     Our inventories are stated at the lower of cost or market. A portion of total inventories (30% and 28% at December 31, 1999 and 1998, respectively) is valued using the last-in, first-out method. If we had used the first-in, first-out ("FIFO") method of accounting for these inventories, they would have been $21 million and $15 million higher at December 31, 1999 and 1998, respectively. We value all other inventories using the FIFO or average cost methods at the lower of cost or market value.

  Goodwill and Intangibles, net

     At December 31, 1999 and 1998, goodwill and intangibles, net of amortization, by major category were as follows:

                                                                1999    1998
                                                                ----    ----
                                                                 (MILLIONS)
Goodwill....................................................    $485    $487
Other intangible assets.....................................      10      12
                                                                ----    ----
                                                                $495    $499
                                                                ====    ====

     Goodwill is being amortized on a straight-line basis over periods ranging from 15 to 40 years. Goodwill amortization amounted to $17 million, $16 million, and $14 million for 1999, 1998, and 1997, respectively, and is included in the statements of income caption "Depreciation and amortization."

     We have capitalized certain intangible assets, primarily trademarks and patents, based on their estimated fair value at the date we acquired them. We amortize these intangible assets on a straight-line basis over periods ranging from five to 30 years. Amortization of intangibles amounted to $3 million, $2 million, and $6 million in 1999, 1998, and 1997, respectively, and is included in the statements of income caption "Depreciation and amortization."

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Plant, Property, and Equipment, at Cost

     At December 31, 1999 and 1998, plant, property, and equipment, at cost, by major category were as follows:

                                                               1999     1998
                                                              ------   ------
                                                                (MILLIONS)
Land, buildings, and improvements...........................  $  365   $  341
Machinery and equipment.....................................   1,339    1,395
Other, including construction in progress...................     219      208
                                                              ------   ------
                                                              $1,923   $1,944
                                                              ======   ======

     We depreciate these properties on a straight-line basis over the estimated useful lives of the assets. Useful lives range from 10 to 40 years for buildings and improvements and from three to 25 years for machinery and equipment.

  Notes Receivable and Allowance for Doubtful Accounts

     Short and long-term notes receivable outstanding were $26 million and $36 million at December 31, 1999 and 1998, respectively.

     At December 31, 1999 and 1998, the allowance for doubtful accounts on short and long-term accounts and notes receivable was $29 million and $39 million, respectively.

  Other Long-Term Assets

     Prior to January 1, 1999, we capitalized certain costs we incurred in connection with the acquisition of new customer contracts to sell our aftermarket products. These new customer acquisition costs were incurred in exchange for contracts in which the aftermarket customer agreed to purchase our aftermarket products exclusively for periods of time ranging up to three years. We amortized these costs over the initial contract period. At December 31, 1998, the net capitalized costs related to these activities were $54 million. You should also read "Changes in Accounting Principles" later in this note for more information.

     Before January 1, 1999, we capitalized certain costs related to start-up activities, primarily pre-production design and development costs for new automobile original equipment platforms, which are included in the 1998 balance sheet caption "Other assets -- Other." We amortized the pre-production design and development costs over the life of the underlying supply agreements and other start-up costs over the periods benefited, generally two years. Start-up costs capitalized, net of amortization, at December 31, 1998, were $111 million for continuing operations and $41 million for discontinued operations. You should also read "Changes in Accounting Principles" later in this note for more information.

     Beginning on January 1, 1999, we began expensing pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. At December 31, 1999 we had long-term receivables of $10 million on the balance sheet for guaranteed pre-production design and development reimbursement arrangements with our customers. In addition, property, plant and equipment includes $56 million and $63 million at December 31, 1999 and 1998, respectively, for original equipment tools and dies that we own, and prepayments and other includes $25 million and $24 million at December 31, 1999 and 1998, respectively, for in-process tools and dies that we are building for our original equipment customers.

     We capitalize certain costs related to the purchase and development of software that we use in our business operations. We amortize the costs attributable to these software systems over their estimated

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES useful lives, ranging from three to 12 years, based on various factors such as the effects of obsolescence, technology and other economic factors. Capitalized software development costs, net of amortization, were $73 million at December 31, 1999 and were $67 million for continuing operations and $140 million for discontinued operations at December 31, 1998. You should also read "Changes in Accounting Principles" later in this note for more information.

  Income Taxes

     We utilize the liability method of accounting for income taxes whereby we recognize deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in our financial statements. We reduce deferred tax assets by a valuation allowance when, based upon our estimates, it is more likely than not that we will not realize a portion of the deferred tax assets in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

     We do not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries as our present intention is to reinvest the unremitted earnings in our foreign operations. Unremitted earnings of foreign subsidiaries are approximately $410 million at December 31, 1999. It is not practicable to determine the amount of U.S. income taxes that would be payable upon remittance of the assets that represent those earnings.

  Earnings Per Share

     We compute basic earnings per share by dividing income available to common shareholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the weighted-average number of shares outstanding is adjusted to include estimates of additional shares that would be issued if potentially dilutive common shares had been issued. In addition, income available to common shareholders is adjusted to include any changes in income or loss that would result from the assumed issuance of the dilutive common shares.

  Allocation of Corporate Debt and Interest Expense

     Our practice is to incur indebtedness for our consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and to centrally manage various cash functions. Consequently, our corporate debt has been allocated to discontinued operations based upon the ratio of the discontinued operations' net assets to our consolidated net assets plus debt. We have allocated interest expense, net of tax, to our discontinued operations based on the same allocation methodology. You should also read Note 2, "Discontinued Operations and Extraordinary Loss," for more information.

  Research and Development

     We expense research and development costs as they are incurred. Research and development expenses were $32 million, $30 million, and $19 million for 1999, 1998, and 1997, respectively, and are included in the income statement caption "Engineering, research, and development expenses."

  Foreign Currency Translation

     Financial statements of international operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES applicable period for revenues, expenses, and gains and losses. Translation adjustments are reflected in the balance sheet caption "Accumulated other comprehensive income (loss)."

  Risk Management Activities

     We use derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates, and interest rate swaps to hedge our exposure to changes in interest rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Net gains or losses on these foreign currency exchange contracts that are designated as hedges are recognized in the income statement to offset the foreign currency gain or loss on the underlying transaction. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on some intercompany and third party trade receivables and payables. Since these anticipated transactions are not firm commitments, we mark these forward contracts to market each period and record any gain or loss in the income statement. From time to time we have also entered into forward contracts to hedge our net investment in foreign subsidiaries. We recognize the after-tax net gains or losses on these contracts on the accrual basis in the balance sheet caption "Accumulated other comprehensive income (loss)." In the statement of cash flows, cash receipts or payments related to these exchange contracts are classified consistent with the cash flows from the transaction being hedged.

     We do not currently enter into derivative financial instruments for speculative purposes.

  Changes in Accounting Principles

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement required prospective application for fiscal years beginning after December 15, 1998. We adopted SOP 98-1 on January 1, 1999. The impact of this new standard did not have a significant effect on our financial position or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires costs of start-up activities to be expensed as incurred. This statement was effective for fiscal years beginning after December 15, 1998. The statement requires previously capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Prior to January 1, 1999, we capitalized certain costs related to start-up activities, primarily pre-production design and development costs for new automobile original equipment platforms. We adopted SOP 98-5 on January 1, 1999, and recorded an after-tax charge for the cumulative effect of this change in accounting principle of $102 million (net of a $50 million tax benefit), or $3.04 per diluted common share. The change in accounting principle decreased income from continuing operations by $19 million (net of an $11 million tax benefit), or $.56 per diluted common share, for the year ended December 31, 1999. If the new accounting method had been applied retroactively, income from continuing operations for the years ended December 31, 1998 and 1997, would have been lower by $19 million (net of a $12 million tax benefit), or $.57 per diluted common share, and $18 million (net of a $12 million tax benefit), or $.54 per diluted common share, respectively.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. We are currently evaluating the new standard and have not yet determined the impact it will have on our financial position or results of operations.

     Effective January 1, 1999, we changed our method of accounting for customer acquisition costs from a deferral method to an expense-as-incurred method. In connection with the decision to separate the automotive and specialty packaging businesses into independent public companies, we determined that a change to an expense-as-incurred method of accounting for automotive aftermarket customer acquisition costs was preferable in order to permit improved comparability of stand-alone financial results with our aftermarket industry competitors. We recorded an after-tax charge for the cumulative effect of this change in accounting principle of $32 million (net of a $22 million tax benefit), or $.95 per diluted common share. The change in accounting principle increased income from continuing operations by $10 million (net of $6 million in income tax expense), or $.30 per diluted common share, for the year ended December 31, 1999. If the new accounting principle had been applied retroactively, income from continuing operations for the years ended December 31, 1998 and 1997, would have been lower by $4 million (net of a $3 million income tax benefit), or $.11 per diluted common share, and $12 million (net of a $8 million income tax benefit), or $.35 per diluted common share, respectively.

     As required by the FASB's Emerging Issues Task Force ("EITF") Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation," we recorded an after-tax charge of $46 million ($1.35 per diluted common share), net of a tax benefit of $28 million, in the fourth quarter of 1997. EITF 97-13 establishes the accounting treatment and an allocation methodology for certain consulting and other costs incurred in connection with information technology transformation efforts. This charge was reported as a cumulative effect of a change in accounting principle.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

     Prior years' financial statements have been reclassified where appropriate to conform to 1999 presentations.

2. DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

Background of the Spin-off Transaction

     In July 1998, the Board of Directors authorized management to develop a broad range of strategic alternatives to separate the automotive, paperboard packaging, and specialty packaging businesses. Subsequently, we completed the following actions:

     - In January 1999, we announced an agreement to contribute the containerboard business to a new joint venture with an affiliate of Madison Dearborn Partners. The proceeds from the transaction,

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES including debt assumed by the new joint venture, were approximately $2 billion. The transaction closed in April 1999. We retained a 43 percent interest in the joint venture.

     - In April 1999, we announced an agreement to sell our folding carton operations to Caraustar Industries. This transaction closed in June 1999. The folding carton operations and the containerboard business together represented our paperboard packaging operating segment.

     - On November 4, 1999, we completed the spin-off of the common stock of Tenneco Packaging Inc., now known as Pactiv Corporation, to our shareholders. Pactiv included all of the businesses that made up our specialty packaging segment, as well as our remaining interest in the containerboard joint venture and our administrative services operations.

     As a result of this series of transactions, our former specialty and paperboard packaging operating segments are presented as discontinued operations in the accompanying financial statements.

     The morning following the spin-off, we completed a reverse stock split that had been approved by our shareholders in a special meeting held in October 1999. As a result, every five shares of our common stock were converted into one share of our new common stock.

     Before the spin-off, we realigned substantially all of our existing debt through a combination of tender offers, exchange offers, and other refinancings. You should also read Note 4, "Long-Term Debt, Short-Term Debt, and Financing Arrangements" for more information.

  Discontinued Operations

     Our loss from discontinued operations in 1999 was $208 million, comprised principally of an after-tax loss on sale of the paperboard packaging business of $207 million. This loss on sale includes a $54 million net loss in the fourth quarter, reflecting events that occurred subsequent to the April 1999 sale related to the final settlement of working capital amounts, revisions to actuarially-determined estimates of pension plan effects, and changes in estimates regarding liabilities retained by Pactiv.

     The Specialty Packaging Business

     Net assets as of December 31, 1998 and 1997, and results of operations for the years ended December 31, 1999, 1998, and 1997, for the specialty packaging business were as follows:

                                                               1999     1998     1997
                                                              ------   ------   ------
                                                                     (MILLIONS)
Net assets at December 31...................................  $   --   $1,373   $1,348
                                                              ======   ======   ======
Net sales and operating revenues............................  $2,419   $2,791   $2,563
                                                              ======   ======   ======
Income before income taxes and interest allocation..........  $   87   $  280   $  302
Income tax (expense) benefit................................     (29)    (113)    (118)
                                                              ------   ------   ------
Income before interest allocation...........................      58      167      184
Allocated interest expense, net of income tax (Note)........     (81)     (85)     (78)
                                                              ------   ------   ------
Income (loss) from discontinued operations..................  $  (23)  $   82   $  106
                                                              ======   ======   ======

---------------

Note: Reference is made to Note 1, "Summary of Accounting Policies -- Allocation of Corporate Debt and Interest Expense," for a discussion of the allocation of corporate debt and interest expense to discontinued operations.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     The Paperboard Packaging Business

     Net assets as of December 31, 1998 and 1997, and results of operations for the years ended 1999, 1998, and 1997, for the paperboard packaging business were as follows:

                                                              1999      1998      1997
                                                              ----      ----      ----
                                                                     (MILLIONS)
Net assets at December 31...................................  $  --    $  366    $  423
                                                              =====    ======    ======
Net sales and operating revenues............................  $ 445    $1,570    $1,431
                                                              =====    ======    ======
Income (loss) before income taxes and interest allocation
  Operations................................................  $  32    $   99    $   63
  Loss on containerboard sale...............................   (343)       --        --
  Gain on sale of folding carton............................     11        --        --
  Gain on sale of joint venture with Caraustar..............     --        15        --
  Gain on sale of non-strategic timberland..................     --        17        --
                                                              -----    ------    ------
                                                               (300)      131        63
Income tax (expense) benefit................................    120       (48)      (19)
                                                              -----    ------    ------
Income (loss) before interest allocation....................   (180)       83        44
Allocated interest expense, net of income tax (Note)........     (5)      (26)      (23)
                                                              -----    ------    ------
Income (loss) from discontinued operations..................  $(185)   $   57    $   21
                                                              =====    ======    ======

-------------------------
Note: Reference is made to Note 1, "Summary of Accounting Policies -- Allocation of Corporate Debt and Interest Expense," for a discussion of the allocation of corporate debt and interest expense to discontinued operations.

  Extraordinary Loss

     In connection with the sale of the containerboard assets, an extraordinary loss of approximately $7 million, net of an income tax benefit of $3 million, was recognized due to the early retirement of debt. As a result of the debt realignment prior to the spin-off, we recognized an extraordinary loss of approximately $11 million, net of an income tax benefit of $7 million. This extraordinary loss consists principally of the fair value paid in the cash tender offers in excess of the historical carrying value for the debt tendered.

3. RESTRUCTURING CHARGES

     We adopted plans to restructure portions of our operations in both 1998 and 1999. In the fourth quarter of 1998, our Board of Directors approved an extensive restructuring plan designed to reduce administrative and operational overhead costs. We recorded a pre-tax charge to income from continuing operations of $53 million, $34 million after-tax, or $1.02 per diluted common share. Of the pre-tax charge, for operational restructuring plans, $36 million related to the consolidation of the manufacturing and distribution operations of our North American aftermarket business. A staff and related cost reduction plan, which covered employees in both the operating units and corporate operations, cost $17 million.

     Our aftermarket restructuring involved closing two plant locations and five distribution centers, resulting in eliminating 302 positions. Our staff and related cost reduction plan involved eliminating 454 administrative positions. We wrote down the fixed assets at the locations to be closed to their fair value, less costs to sell, in the fourth quarter of 1998. As a result of the single-purpose nature of the assets, we estimated fair value at scrap value less cost to dispose. We do not expect to receive any significant net cash proceeds from the ultimate disposal of these assets, which should be complete by the fourth quarter

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES of 2000. The effect of suspending depreciation for these impaired assets is a reduction in depreciation and amortization of approximately $2 million on an annual basis.

     As of December 31, 1999, we have terminated approximately 670 employees and our North American aftermarket business has closed one plant location and four distribution centers under the 1998 plan. To address customer service and production transfer issues, we have delayed closing one plant location and one distribution center until the first quarter of 2000. We have executed all other restructuring actions, with the exception of the final disposal of certain assets, according to our initial plan, and those actions were completed by year-end 1999.

     In the fourth quarter of 1999, our Board of Directors approved a second restructuring plan designed to further reduce operational overhead costs. We recorded a pre-tax charge to income from continuing operations of $55 million, $50 million after-tax, or $1.50 per diluted common share.

     The charge includes $37 million recorded in Europe to close a ride control manufacturing facility and an exhaust just-in-time plant, close or downsize four aftermarket distribution centers, and reduce administrative overhead by reducing management employment; $15 million to close a North American exhaust manufacturing facility; and $3 million for employment reductions in South America and Asia. In total, the plan involves eliminating approximately 780 positions. We wrote down the fixed assets at the locations to be closed to their fair value, less costs to sell, in the fourth quarter of 1999. We estimated the fair value for buildings using external real estate valuations or a review of recent sales prices for like buildings in the area surrounding the plant to be closed. As a result of the single-purpose nature of the machinery and equipment to be disposed of, fair value was estimated at scrap value less cost to dispose in most cases. For certain machines that have value in the used equipment market, engineers estimated value based on recent sales of like machines. We expect to receive net cash proceeds of approximately $11 million when we dispose of these assets. The effect of suspending depreciation for these impaired assets is a reduction in depreciation and amortization expense of approximately $3 million on an annual basis. We expect to complete all restructuring activities by the middle of 2001.

     Amounts related to the restructuring plans are shown in the following table:

                                  DECEMBER 31, 1998        1999           1999      CHARGED TO    DECEMBER 31, 1999
                                    RESTRUCTURING      RESTRUCTURING      CASH        ASSET         RESTRUCTURING
                                       RESERVE            CHARGE        PAYMENTS     ACCOUNTS          RESERVE
                                  -----------------    -------------    --------    ----------    -----------------
Severance.....................           $15                $21           $10          $--               $26
Asset impairments.............            --                 31            --           31                --
Facility exit costs...........             1                  3             2           --                 2
                                         ---                ---           ---          ---               ---
                                         $16                $55           $12          $31               $28
                                         ===                ===           ===          ===               ===

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

4. LONG-TERM DEBT, SHORT-TERM DEBT, AND FINANCING ARRANGEMENTS

  Long-Term Debt

     A summary of our long-term debt obligations at December 31, 1999 and 1998, is set forth in the following table:

                                                                 1999      1998
                                                                ------    ------
                                                                   (MILLIONS)
Tenneco Automotive Inc. --
  Senior Term Loans due 2001 through 2008, average effective
     interest rate 9.3% in 1999.............................    $1,050        --
  11 5/8% Senior Subordinated Notes due 2009................       500        --
  Debentures due 2008 through 2025, average effective
     interest rate 9.3% in 1999 and 7.5% in 1998 (net of
     none in 1999 and $64 million in 1998 of unamortized
     premium)...............................................         3     1,213
  Notes due 2001 through 2007, average effective interest
     rate 8.9% in 1999 and 6.7% in 1998 (net of none in 1999
     and $33 million in 1998 of unamortized premium)........        17     1,344
Other subsidiaries --
  Notes due 2000 through 2005, average effective interest
     rate 10.8% in 1999 and 10.7% in 1998 (net of none in
     1999 and $22 million in 1998 of unamortized
     discount)..............................................         9        53
                                                                ------    ------
                                                                 1,579     2,610
Less -- current maturities..................................         1       250
                                                                ------    ------
Total long-term debt........................................     1,578     2,360
Less -- long-term corporate debt allocated to net assets of
  discontinued operations...................................        --     1,689
                                                                ------    ------
Total long-term debt, net of allocation to net assets of
  discontinued operations...................................    $1,578    $  671
                                                                ======    ======

     The aggregate maturities and sinking fund requirements applicable to the issues outstanding at December 31, 1999, are $1 million, $61 million, $118 million, $108 million, and $106 million for 2000, 2001, 2002, 2003, and 2004, respectively.

  Short-Term Debt

     We principally use a revolving credit facility to finance our short-term capital requirements. Information regarding our short-term debt as of and for the years ended December 31, 1999 and 1998, is as follows:

                                                                  1999                      1998
                                                         ----------------------    ----------------------
                                                         COMMERCIAL     NOTES      COMMERCIAL     NOTES
                                                           PAPER       PAYABLE*      PAPER       PAYABLE*
                                                         ----------    --------    ----------    --------
                                                                      (DOLLARS IN MILLIONS)
Outstanding borrowings at end of year................       $ --         $ 55         $576         $245
Weighted average interest rate on outstanding
  borrowings at end of year..........................         --%        17.7%         5.8%         6.3%
Approximate maximum month-end outstanding borrowings
  during year........................................       $822         $287         $576         $245
Approximate average month-end outstanding borrowings
  during year........................................       $280         $143         $447         $157
Weighted average interest rate on approximate average
  month-end outstanding borrowings during year.......        5.3%         9.1%         5.8%         6.9%

-------------------------
* Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Short-Term Corporate Debt Allocation

                                                                 1999      1998
                                                                ------    ------
                                                                   (MILLIONS)
Current maturities on long-term debt........................    $    1    $  250
Commercial paper............................................        --       576
Notes payable...............................................        55       245
                                                                ------    ------
Total short-term debt.......................................        56     1,071
Less -- short-term corporate debt allocated to net assets of
  discontinued operations...................................        --       767
                                                                ------    ------
Total short-term debt, net of allocation to discontinued
  operations................................................    $   56    $  304
                                                                ======    ======

  Financing Arrangements

                                                                  COMMITTED CREDIT FACILITIES(A)
                                                         -------------------------------------------------
                                                          TERM      COMMITMENTS    UTILIZED      AVAILABLE
                                                         -------    -----------    --------      ---------
                                                                            (MILLIONS)
Tenneco Automotive Inc. revolving credit agreement...       2005      $  500        $   --         $500
Subsidiaries' credit agreements......................    Various          12            12           --
                                                                      ------        ------         ----
                                                                      $  512        $   12         $500
                                                                      ======        ======         ====

-------------------------
(a) We generally are required to pay commitment fees on the unused portion of the total commitment and facility fees on the total commitment.

     Prior to the spin-off, we realigned substantially all of our existing debt. To accomplish this, we initiated an offer to exchange Pactiv debt securities for some of our debt securities having a book value of $1,166 million. We also initiated a cash tender offer to purchase debt securities having a book value of $1,374 million and repaid substantially all of our short-term borrowings. Finally, we retired approximately $400 million of subsidiary preferred stock. These transactions were financed by borrowings under our new credit facility, senior subordinated debt that we issued, and borrowings by Pactiv under new credit facilities. The debt of Pactiv was rated investment grade and our debt was rated non-investment grade by debt rating agencies.

     As part of the debt realignment, on September 30, 1999, we entered into a $1.55 billion committed senior secured financing arrangement with a syndicate of banks and other financial institutions consisting of: (i) a $500 million, six-year revolving credit facility; (ii) a $450 million six-year term loan;
(iii) a $300 million eight-year term loan and; (iv) a $300 million eight-and-one-half-year term loan. We will pay a portion of each term loan in quarterly installments beginning September 30, 2001. Borrowings under this facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 275 basis points for the six-year revolving credit facility and the six-year term loan, 325 basis points for the eight-year term loan and 350 basis points for the eight-and-one-half-year term loan; or (ii) a rate consisting of the greater of The Chase Manhattan Bank's prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 175 basis points for the six-year revolving credit facility and the six-year term loan, 225 basis points for the eight-year term loan and 250 basis points for the eight-and-one-half-year term loan. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and the six-year term loan may be adjusted based on the consolidated leverage ratio (total debt divided by consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") as defined in the senior credit facility agreement) measured at the end of each quarter starting with the fiscal quarter ending December 31, 2000.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     The senior credit facility agreement requires that we initially maintain:
(i) a consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA) not greater than 4.75; (ii) a consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense) not less than 2.00; and (iii) a consolidated fixed charge coverage ratio (consolidated EBITDA less consolidated capital expenditures, divided by consolidated interest expense) not less than 1.00. Under the terms of the senior credit facility agreement, the maximum permitted consolidated leverage ratio will decrease beginning in the year 2001, the minimum permitted consolidated interest coverage ratio will increase beginning in the year 2001, and the minimum permitted consolidated fixed charge coverage ratio will increase beginning in the year 2002. The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (a) incurring additional liens; (b) sale and leaseback transactions; (c) liquidations and dissolutions; (d) incurring additional indebtedness or guarantees; (e) capital expenditures; (f) dividends; (g) mergers and consolidations; and (h) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require us to repay any outstanding loans.

     On October 14, 1999, we issued $500 million of 11 5/8 percent senior subordinated notes due in 2009. The senior subordinated debt indenture requires that we, as a condition to incurring certain types of indebtedness not otherwise permitted, initially maintain an interest coverage ratio of not less than 2.00. Under the terms of the indenture, the minimum interest coverage ratio will increase beginning in 2001. The indenture also contains restrictions on our operations, including limitations on: (1) incurring additional indebtedness or liens; (2) dividends; (3) distributions and stock repurchases; (4) investments; and (5) mergers and consolidations.

5. FINANCIAL INSTRUMENTS

     The carrying and estimated fair values of our financial instruments by class at December 31, 1999 and 1998, were as follows:

                                                                   1999                   1998
                                                            -------------------    -------------------
                                                            CARRYING     FAIR      CARRYING     FAIR
                                                             AMOUNT      VALUE      AMOUNT      VALUE
                                                            --------    -------    --------    -------
                                                                            (MILLIONS)
                                                                       ASSETS (LIABILITIES)
Long-term debt (including current maturities) (Note)....    $(1,579)    $(1,588)   $(2,610)    $(2,606)
Instruments with off-balance-sheet risk
  Foreign currency contracts............................         --          --          1           1
  Financial guarantees..................................         --         (38)        --         (13)

-------------------------
Note: The carrying amounts and estimated fair value of long-term debt are before allocation of corporate debt to discontinued operations. Reference is made to Note 1 for information concerning corporate debt allocated to discontinued operations.

     Under the terms of our senior credit facility agreement, we are required to hedge our exposure to floating interest rates within 180 days following the date of the spin-off so that at least 50 percent of our long-term debt is fixed for a period of at least three years. In February 2000, we hedged $250 million of our long-term, floating rate debt with three-year, floating to fixed interest rate swaps. We must hedge approximately $50 million more of our long-term, floating rate debt to satisfy the interest rate hedging requirement of the senior credit facility agreement.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Asset and Liability Instruments

     The fair value of cash and temporary cash investments, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.

     Long-term debt -- The fair value of fixed rate long-term debt was based on the market value of debt with similar maturities and interest rates.

  Instruments With Off-Balance-Sheet Risk

     Foreign Currency Contracts -- Note 1, "Summary of Accounting Policies -- Risk Management Activities" describes our use of and accounting for foreign currency exchange contracts. The following table summarizes by major currency the contractual amounts of foreign currency contracts we utilize:

                                                                          NOTIONAL AMOUNT
                                                                ------------------------------------
                                                                  DECEMBER 31,        DECEMBER 31,
                                                                      1999                1998
                                                                ----------------    ----------------
                                                                PURCHASE    SELL    PURCHASE    SELL
                                                                --------    ----    --------    ----
                                                                             (MILLIONS)
Foreign currency contracts (in U.S.$):
  Australian dollars........................................      $  5      $ 40      $  3      $  2
  Belgian francs............................................        --        --        17        19
  British pounds............................................       175       149       163       252
  Canadian dollars..........................................        12        67        73       115
  Czech Republic koruna.....................................         1        15        --        19
  Danish kroner.............................................        --        46        12        --
  European euro.............................................        38        26        --        --
  French francs.............................................        --        --        89        17
  German marks..............................................        --        --         2        33
  Spanish pesetas...........................................        --        --        32         2
  U.S. dollars..............................................       153        35       105        33
  Other.....................................................         6        12        25        28
                                                                  ----      ----      ----      ----
                                                                  $390      $390      $521      $520
                                                                  ====      ====      ====      ====

     Based on exchange rates at December 31, 1999 and 1998, the cost of replacing these contracts in the event of non-performance by the counterparties would not have been material.

     Guarantees -- We had guaranteed payment and performance of approximately $38 million and $13 million at December 31, 1999 and 1998, respectively, primarily with respect to letters of credit and other guarantees supporting various financing and operating activities.

     As of the spin-off, all of our then existing and future material domestic wholly owned subsidiaries fully and unconditionally guaranteed the senior secured credit facility and the senior subordinated notes on a joint and several basis. You should also read Note 13 where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

6. INCOME TAXES

     The domestic and foreign components of our income from continuing operations before income taxes are as follows:

                                                                      YEARS ENDED
                                                                     DECEMBER 31,
                                                                -----------------------
                                                                1999     1998     1997
                                                                -----    -----    -----
                                                                      (MILLIONS)
U.S. income (loss) before income taxes......................    $ (42)   $ (65)   $  91
Foreign income before income taxes..........................       84      223      246
                                                                -----    -----    -----
Income before income taxes..................................    $  42    $ 158    $ 337
                                                                =====    =====    =====

     Following is a comparative analysis of the components of income tax expense applicable to continuing operations:

                                                                      YEARS ENDED
                                                                     DECEMBER 31,
                                                                -----------------------
                                                                1999     1998     1997
                                                                -----    -----    -----
                                                                      (MILLIONS)
Current --
  U.S. .....................................................    $ (44)   $  72    $  (5)
  State and local...........................................       (4)     (21)      --
  Foreign...................................................       33       38       54
                                                                -----    -----    -----
                                                                  (15)      89       49
                                                                -----    -----    -----
Deferred --
  U.S. .....................................................       62     (109)      13
  Foreign, state, and other.................................       35       33       18
                                                                -----    -----    -----
                                                                   97      (76)      31
                                                                -----    -----    -----
Income tax expense..........................................    $  82    $  13    $  80
                                                                =====    =====    =====

     Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35% for all years presented) to the income tax expense reflected in the statements of income:

                                                                      YEARS ENDED
                                                                     DECEMBER 31,
                                                                -----------------------
                                                                1999     1998     1997
                                                                -----    -----    -----
                                                                      (MILLIONS)
Tax expense computed at the statutory U.S. federal income
  tax rate..................................................    $  15    $  55    $ 118
Increases (reductions) in income tax expense resulting from:
  Foreign income taxed at different rates and foreign losses
     with no tax benefit....................................       (2)     (12)     (25)
  Taxes on repatriation dividends...........................       33       --       --
  State and local taxes on income, net of U.S. federal
     income tax benefit.....................................       (2)      (8)       4
  Recognition of previously unbenefited loss
     carryforwards..........................................       (4)      (5)     (11)
  Amortization of nondeductible goodwill....................        3        3        2
  Tax effect of intercompany allocation.....................       18       --       --
  Nondeductible restructuring expenses......................       15       --       --
  Other.....................................................        6      (20)      (8)
                                                                -----    -----    -----
Income tax expense..........................................    $  82    $  13    $  80
                                                                =====    =====    =====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     The components of our net deferred tax liability were as follows:

                                                                DECEMBER 31,
                                                                ------------
                                                                1999    1998
                                                                ----    ----
                                                                 (MILLIONS)
Deferred tax assets --
  Tax loss carryforwards:
     U.S. ..................................................    $ 78    $104
     State..................................................       2       7
     Foreign................................................      49      58
  Postretirement benefits other than pensions...............      31      32
  Other.....................................................      28      26
  Valuation allowance.......................................     (25)    (30)
                                                                ----    ----
       Net deferred tax asset...............................     163     197
                                                                ----    ----
Deferred tax liabilities --
  Tax over book depreciation................................     132     113
  Pensions..................................................      13      27
  Other.....................................................      54      77
                                                                ----    ----
       Total deferred tax liability.........................     199     217
                                                                ----    ----
Net deferred tax liability..................................    $ 36    $ 20
                                                                ====    ====

     As shown by the valuation allowance in the table above, we had potential tax benefits of $25 million and $30 million at December 31, 1999 and 1998, respectively, that we did not recognize in the statements of income when they were generated. These unrecognized tax benefits resulted primarily from foreign tax loss carryforwards that are available to reduce future foreign tax liabilities.

     The $223 million of U.S. tax loss carryforwards that exist at December 31, 1999, expire in 2018. The $29 million of state tax loss carryforwards that exist at December 31, 1999, will expire in varying amounts over the period from 2000 to 2012. Of the $165 million of foreign tax loss carryforwards that exist at December 31, 1999, $145 million do not expire and the remainder expires in varying amounts over the period from 2000 to 2009.

     We have tax sharing agreements with our former affiliates that allocate tax liabilities for prior periods.

7. COMMON STOCK

     On October 25, 1999, our shareholders approved a reverse stock split whereby every five shares of our common stock were converted into one share of our new common stock on the day following the spin-off of Pactiv. In addition, the stock options outstanding on the date of the spin-off were adjusted such that employees received options only in the company for which they worked. The number of shares subject to these options, as well as their exercise prices, were adjusted so that the options immediately after the spin-off had equivalent economic terms to the options immediately before the spin-off. Also, on the date of the spin-off, all restricted stock and units and all performance shares then outstanding were fully vested. All share prices and amounts, prior to November 5, 1999, in this note, with the exception of the earnings per share table, are presented before the effect of the spin-off and reverse stock split. We have authorized 350 million shares ($.01 par value) of common stock, of which 34,970,485 shares and 173,670,197 shares were issued at December 31, 1999 and 1998, respectively. We held 1,298,373 shares and 6,757,678 shares of treasury stock at December 31, 1999 and 1998, respectively.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Stock Repurchase Plans

     During 1997, we initiated a common stock repurchase program to acquire up to 8.5 million shares. Approximately 7.5 million shares have been acquired under this program at a total cost of approximately $289 million. All purchases that we executed through this program were in the open market or negotiated purchases.

  Reserved

     The total number of shares of our common stock reserved at December 31, 1999 and 1998, were as follows:

                                                               DECEMBER 31,
                                                          ----------------------
                 ORIGINAL ISSUE SHARES                      1999         1998
                 ---------------------                    ---------   ----------
Thrift Plan.............................................    380,000       74,576
Stock Ownership Plan....................................  8,603,344   16,199,114
Employee Stock Purchase Plan............................    232,052    1,642,037
                                                          ---------   ----------
                                                          9,215,396   17,915,727
                                                          =========   ==========
                     TREASURY STOCK
                   ------------------
Employee Stock Award Plan...............................  1,119,500           --
Thrift Plan.............................................         --      201,541
                                                          ---------   ----------
                                                          1,119,500      201,541
                                                          =========   ==========

  Stock Plans

     Tenneco Automotive Inc. Stock Ownership Plan -- In December 1996, we adopted the 1996 Stock Ownership Plan, which permits the granting of a variety of awards, including common stock, restricted stock, performance units, stock appreciation rights ("SARs"), and stock options to our directors, officers, and employees. The plan, which will terminate December 31, 2001, was renamed the "Tenneco Automotive Inc. Stock Ownership Plan" in connection with the spin-off. We can issue up to 9.4 million shares of common stock under the Stock Ownership Plan after adjusting for the spin-off and reverse stock split.

     Restricted Stock/Units, Performance Units, and Stock Equivalent Units -- We have granted restricted stock and restricted units under the Stock Ownership Plan to certain key employees. These awards generally require, among other things, that the employee remains our employee during the restriction period. We have also granted performance units to certain key employees that will vest over three years from the date of grant based on the attainment of specified performance goals in each of the three years. During 1999, 1998, and 1997, we granted 2,705,107, 640,810, and 494,350 shares and units, respectively, with a weighted average fair value based on the price of our stock on the grant date of $8.56, $38.03, and $43.08 per share, respectively. At December 31, 1999, 263,770 restricted shares at an average price of $8.40 per share, 465,000 performance units at an average price of $8.56 per share, 39,076 restricted units at an average price of $8.56 per unit, and 1,935,261 stock equivalent units at an average price of $8.56 per unit were outstanding under this plan.

     In December 1996, we adopted a restricted stock and unit plan and performance unit plan for each member of the Board of Directors who is not also an officer. During 1999, 6,000 performance units were issued under this plan at the weighted average fair value of our stock on the grant date of $8.56 per share. During 1998 and 1997, 1,700 and 5,040 restricted shares and units, respectively, were issued under this plan at the weighted average fair value of our stock on the grant date of $37.31, and $45.19 per share,

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES respectively. At December 31, 1999, no restricted shares or restricted units and 6,000 performance units at an average price of $8.56 per unit were outstanding under the plan.

     Employee Stock Purchase Plan -- Effective April 1, 1997, we adopted an Employee Stock Purchase Plan ("ESPP") that allows U.S. and Canadian employees to purchase our common stock at a 15% discount. Each year employees participating in the ESPP may purchase shares with a discounted value not to exceed $21,250. Under the ESPP, we sold 281,056, 613,195, and 244,768 shares to employees in 1999, 1998, and 1997, respectively. The weighted average fair value of the employee purchase right, which was estimated using the Black-Scholes option pricing model and the assumptions described below except that the average life of each purchase right was assumed to be 90 days, was $4.29, $6.31, and $11.16 in 1999, 1998, and 1997, respectively. The ESPP was suspended in June 1999, in connection with the reorganization transactions.

     Stock Options -- The following table reflects the status and activity for all stock options we have issued, including those outside the option plans discussed above, for the periods indicated:

                                          1999                     1998                      1997
                                  ---------------------   -----------------------   -----------------------
                                               WEIGHTED                  WEIGHTED                  WEIGHTED
                                    SHARES       AVG.                      AVG.                      AVG.
                                    UNDER      EXERCISE   SHARES UNDER   EXERCISE   SHARES UNDER   EXERCISE
         STOCK OPTIONS              OPTION      PRICES       OPTION       PRICES       OPTION       PRICES
         -------------            ----------   --------   ------------   --------   ------------   --------
Outstanding, beginning of
  year..........................  12,423,304    $42.58     11,924,072     $43.42     10,877,758     $43.41
  Granted before the reverse
     stock split................   1,763,700     39.04      1,745,480      37.30      2,928,669      42.91
  Cancelled before the reverse
     stock split................  (9,968,074)    41.86     (1,123,639)     43.53     (1,569,376)     43.19
  Adjustment for reverse stock
     split and spin-off.........   3,702,596     20.04             --         --             --         --
  Granted after the reverse
     stock split................   2,047,500      8.56             --         --             --         --
  Cancelled after the reverse
     stock split................      (2,879)    20.32             --         --             --         --
  Exercised.....................          --        --       (122,609)     38.58       (312,979)     39.64
                                  ----------              -----------               -----------
Outstanding, end of year........   9,966,147     19.83     12,423,304      42.58     11,924,072      43.42
                                  ==========              ===========               ===========
Options exercisable at end of
  year..........................   5,574,049     23.15      7,522,654      42.84      2,703,948      40.84
Weighted average fair value of
  options granted during the
  year..........................  $     3.03              $     10.82               $     12.62

     The fair value of each option granted during 1999, 1998, and 1997 is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for grants in 1999, 1998, and 1997, respectively: (i) risk-free interest rates of 5.9%, 5.7%, and 6.6%; (ii) expected lives of 5.7, 9.9, and 7.5 years; (iii) expected volatility 26.9%, 25.6%, and 25.6%; and (iv) dividend yield of 2.6%, 3.2%, and 2.8%.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     The following table reflects summarized information about stock options outstanding at December 31, 1999:

                                                     OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                            --------------------------------------   ----------------------
                                                          WEIGHTED AVG.   WEIGHTED                 WEIGHTED
                                              NUMBER        REMAINING       AVG.       NUMBER        AVG.
                                            OUTSTANDING    CONTRACTUAL    EXERCISE   EXERCISABLE   EXERCISE
         RANGE OF EXERCISE PRICE            AT 12/31/99       LIFE         PRICE     AT 12/31/99    PRICE
         -----------------------            -----------   -------------   --------   -----------   --------
$ 8.00 - $14.00...........................   2,047,500      9.8 years      $ 8.56            --     $   --
$14.00 - $21.00...........................   1,682,212     15.4 years       19.49       664,521      19.64
$21.00 - $27.00...........................   6,236,435      9.8 years       23.62     4,909,528      23.63
                                            ----------                                ---------
                                             9,966,147                                5,574,049
                                            ==========                                =========

     We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock-based compensation plans. We recognized after-tax stock-based compensation expense in 1999 of $11 million, in 1998 of $3 million, and in 1997 of $5 million, of which $8 million, $3 million, and $4 million, respectively, related to restricted stock and performance shares awarded to employees of our discontinued operations. Had compensation costs for our stock-based compensation plans been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," based on the fair value at the grant dates for the awards under those plans, our pro forma net income and earnings per diluted share of common stock for the years ended December 31, 1999, 1998, and 1997, would have been lower by $13 million or $.39 per diluted common share, $33 million or $.19 per diluted common share, and $34 million or $.20 per diluted common share, respectively of which $8 million, $20 million, and $22 million related to employees of our discontinued operations, respectively.

  Grantor Trust

     In August 1998, we established a grantor trust and issued approximately 1.9 million shares of common stock to the trust. This grantor trust was a so-called "rabbi trust" designed to assure the payment of deferred compensation and supplemental pension benefits. The trust was consolidated in our financial statements and the shares were reflected in our financial statements as treasury stock. Consequently, the shares of common stock issued to the trust were not considered to be outstanding in the computation of earnings per share.

     The grantor trust was terminated at the time of the spin-off.

  Rights Plan

     On September 9, 1998, we adopted a Rights Plan and established an independent Board committee to review it every three years. The Rights Plan was adopted to deter coercive takeover tactics and to prevent a potential acquiror from gaining control of us in a transaction that is not in the best interests of our shareholders. Generally, under the Rights Plan, as it has been amended, if a person becomes the beneficial owner of 15 percent or more of our outstanding common stock, each right will entitle its holder to purchase, at the right's exercise price, a number of shares of our common stock or, under certain circumstances, of the acquiring person's common stock, having a market value of twice the right's exercise price. Rights held by the 15 percent or more holder will become void and will not be exercisable.

     In March 2000, we amended the Rights Plan to (i) reduce from 20 percent to 15 percent the level of beneficial ownership at which the rights became exercisable, as described above, and (ii) eliminate the "qualified offer" terms of the plan. These terms provided that the rights would not become exercisable in connection with a "qualified offer," which was defined as an all-cash tender offer for all outstanding common stock that was fully financed, remained open for a period of at least 60 business days, resulted in

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES the offeror owning at least 85% of our common stock after consummation of the offer, assured a prompt second-step acquisition of shares not purchased in the initial offer, at the same price as the initial offer, and met certain other requirements.

     In connection with the adoption of the Rights Plan, our Board of Directors also adopted a three-year independent director evaluation ("TIDE") mechanism. Under the TIDE mechanism, an independent Board committee will review, on an ongoing basis, the Rights Plan and developments in rights plans generally, and, if it deems appropriate, recommend modification or termination of the Rights Plan. The independent committee will report to our Board at least every three years as to whether the Rights Plan continues to be in the best interests of our shareholders.

  Dividend Reinvestment and Stock Purchase Plan

     Under the Tenneco Automotive Inc. Dividend Reinvestment and Stock Purchase Plan, holders of our common stock may apply their cash dividends and optional cash investments to the purchase of additional shares of our common stock.

  Earnings Per Share

     Earnings (loss) per share of common stock outstanding were computed as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------
                                                              1999             1998             1997
                                                          -------------    -------------    -------------
                                                           (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic earnings (loss) per share --
  Income (loss) from continuing operations............     $       (63)     $       116      $       234
                                                           ===========      ===========      ===========
  Average shares of common stock outstanding..........      33,480,686       33,701,115       34,052,946
                                                           ===========      ===========      ===========
  Earnings (loss) from continuing operations per
     average share of common stock....................     $     (1.87)     $      3.45      $      6.87
                                                           ===========      ===========      ===========
Diluted earnings (loss) per share --
  Income (loss) from continuing operations............     $       (63)     $       116      $       234
                                                           ===========      ===========      ===========
  Average shares of common stock outstanding..........      33,480,686       33,701,115       34,052,946
  Effect of dilutive securities:
       Restricted stock...............................          18,545           10,586               --
       Stock options..................................           8,055           17,647           90,573
       Performance shares.............................         148,777           37,558           16,808
                                                           -----------      -----------      -----------
  Average shares of common stock outstanding including
     dilutive securities..............................      33,656,063       33,766,906       34,160,327
                                                           ===========      ===========      ===========
  Earnings (loss) from continuing operations per
     average share of common stock....................     $     (1.87)     $      3.44      $      6.85
                                                           ===========      ===========      ===========

8. PREFERRED STOCK

     We had 50 million shares of preferred stock ($.01 par value) authorized at December 31, 1999 and 1998. No shares of preferred stock were outstanding at those dates. We have designated and reserved 2 million shares of the preferred stock as junior preferred stock for the Qualified Offer Rights Plan.

9. MINORITY INTEREST

     At December 31, 1998, we reported minority interest in the balance sheet of $407 million, of which $394 million resulted from the December 1994 and December 1997 sales of preferred stock ($300 million and $100 million, respectively) of Tenneco International Holding Corp. ("TIHC") to a financial investor.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

Subsequent to each sale, the investor had approximately a 25% interest in TIHC, consisting of 100% of the issued and outstanding variable rate voting preferred stock of TIHC. We and some of our subsidiaries held 100% of the issued and outstanding $8.00 junior preferred stock and common stock of TIHC. For financial reporting purposes, the assets, liabilities, and earnings of TIHC and its subsidiaries are consolidated in our financial statements, and the investor's preferred stock interest was recorded as "Minority interest" in the 1998 balance sheet. In connection with the spin-off, we purchased the preferred stock from the investor and the related minority interest was eliminated from our balance sheet.

     At December 31, 1998 there is $14 million of minority interest included as part of the net assets of discontinued operations.

10. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     We have various defined benefit pension plans that cover substantially all of our employees. Benefits are based on years of service and, for most salaried employees, on final average compensation. Our funding policy is to contribute to the plans amounts necessary to satisfy the funding requirement of applicable federal or foreign laws and regulations. Plan assets consist principally of listed equity and fixed income securities. Some of our employees participated in the Tenneco Retirement Plan ("TRP"). For information regarding the TRP, see the notes to the table below.

     We have postretirement health care and life insurance plans that cover a majority of our domestic employees. For salaried employees, the plans cover our employees retiring on or after attaining age 55 who have had at least 10 years of service with us after attaining age 45. For hourly employees, the postretirement benefit plans generally cover employees who retire according to one of our hourly employee retirement plans. All of these benefits may be subject to deductibles, copayment provisions, and other limitations, and we have reserved the right to change these benefits. Our postretirement benefit plans are not funded.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     A summary of the change in benefit obligation, the change in plan assets, the development of net amount recognized, and the amounts recognized in the balance sheets for the pension plans and postretirement benefit plans follows:

                                                                PENSION      POSTRETIREMENT
                                                              ------------   ---------------
                                                              1999    1998    1999     1998
                                                              -----   ----   ------   ------
                                                                        (MILLIONS)
Change in benefit obligation:
  Benefit obligation at September 30 of the previous year...  $ 552   $491   $ 115    $ 105
  Spin-off of Pactiv........................................   (285)    --      --       --
  Currency rate conversion..................................     (4)    --      --       --
  Service cost..............................................      8     13       4        3
  Interest cost.............................................     17     36       8        8
  Plan amendments...........................................      5      1      --       --
  Actuarial loss (gain).....................................      4     41       4        7
  Benefits paid.............................................    (15)   (30)     (9)      (8)
                                                              -----   ----   -----    -----
  Benefit obligation at September 30........................  $ 282   $552   $ 122    $ 115
                                                              =====   ====   =====    =====
Change in plan assets:
  Fair value at September 30 of the previous year...........  $ 583   $593   $  --    $  --
  Spin-off of Pactiv........................................   (338)    --      --       --
  Currency rate conversion..................................     --     (1)     --       --
  Actual return on plan assets..............................     35     13      --       --
  Employer contributions....................................      8      7       9        8
  Participants' contributions...............................      1      1      --       --
  Benefits paid.............................................    (15)   (30)     (9)      (8)
                                                              -----   ----   -----    -----
  Fair value at September 30................................  $ 274   $583   $  --    $  --
                                                              =====   ====   =====    =====
Development of net amount recognized:
  Funded status at September 30.............................  $  (8)  $ 31   $(122)   $(115)
  Contributions during the fourth quarter...................      2      1       2        2
  Unrecognized cost:
     Actuarial loss (gain)..................................      5     20      30       27
     Prior service cost.....................................     15     12      (1)      (1)
     Transition liability (asset)...........................     (3)    (7)     --       --
                                                              -----   ----   -----    -----
  Net amount recognized at December 31......................  $  11   $ 57   $ (91)   $ (87)
                                                              =====   ====   =====    =====
Amounts recognized in the balance sheets:
  Prepaid benefit cost......................................  $  37   $ 81   $  --    $  --
  Accrued benefit cost......................................    (35)   (39)    (91)     (87)
  Intangible asset..........................................      4      4      --       --
  Accumulated other comprehensive income....................      5     11      --       --
                                                              -----   ----   -----    -----
  Net amount recognized.....................................  $  11   $ 57   $ (91)   $ (87)
                                                              =====   ====   =====    =====

-------------------------
Notes: Assets of one plan may not be utilized to pay benefits of other plans.
       Additionally, the prepaid (accrued) benefit cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

       Amounts included in the above table for 1998 reflect the participation of our employees in the TRP; however, our employees will not accrue additional benefits under the TRP following the spin-off. The sponsorship and the prepaid pension costs related to the TRP were transferred to Pactiv in connection with the corporate restructuring transactions. We have established a new defined benefit plan for our employees called the Tenneco Automotive Retirement Plan with provisions similar to the TRP.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

       Amounts in the table are for continuing operations only. Amounts recognized in the balance sheets for discontinued operations include the following:

                                                                PENSION     POSTRETIREMENT
                                                              -----------   ---------------
                                                              1999   1998    1999     1998
                                                              ----   ----   ------   ------
Net assets of discontinued operations.......................  $ --   $630    $ --     $(61)
Accumulated other comprehensive income......................    --      4      --       --
                                                              ----   ----    ----     ----
                                                              $ --   $634    $ --     $(61)
                                                              ====   ====    ====     ====

     Net periodic pension costs (income) from continuing operations for the years 1999, 1998, and 1997, consist of the following components:

                                                              1999   1998   1997
                                                              ----   ----   ----
                                                                  (MILLIONS)
Service cost -- benefits earned during the year.............  $  8   $ 13   $ 12
Interest on prior year's projected benefit obligation.......    17     36     33
Expected return on plan assets..............................   (22)   (48)   (45)
Net amortization:
  Actuarial loss............................................    --      1     --
  Prior service cost........................................     1      1      1
  Transition asset..........................................    --     (2)    (2)
                                                              ----   ----   ----
Net pension costs (income)..................................  $  4   $  1   $ (1)
                                                              ====   ====   ====

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets were $50 million, $48 million, and $13 million, respectively, as of September 30, 1999, and $114 million, $108 million, and $68 million, respectively, as of September 30, 1998. An additional expense of $1 million was recorded in 1999 related to our December adoption of the Tenneco Automotive Retirement Plan.

     The weighted average discount rates (which are based on long-term market rates) used in determining the 1999, 1998, and 1997 actuarial present value of the benefit obligations were 6.9%, 6.9%, and 7.6%, respectively. The rate of increase in future compensation was 4.3%, 4.7%, and 5.0%, for 1999, 1998, and 1997, respectively. The weighted average expected long-term rate of return on plan assets for 1999, 1998, and 1997 was 9.4%, 9.8%, and 9.9%, respectively.

     Net periodic postretirement benefit cost from continuing operations for the years 1999, 1998, and 1997 consist of the following components:

                                                              1999   1998   1997
                                                              ----   ----   ----
                                                                  (MILLIONS)
Service cost -- benefits earned during the year.............  $ 4    $ 2    $ 4
Interest on accumulated postretirement benefit obligation...    8      8      7
Net amortization of actuarial loss..........................    1      1     --
                                                              ---    ---    ---
Net periodic postretirement benefit cost....................  $13    $11    $11
                                                              ===    ===    ===

     The weighted average assumed health care cost trend rate used in determining the accumulated postretirement benefit obligation was 5% for all periods.

     Increasing the assumed health care cost trend rate by one percentage point in each year would increase the 1999, 1998, and 1997 accumulated postretirement benefit obligations by approximately $13 million, $13 million, and $12 million, respectively, and would increase the aggregate of the service cost

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES and interest cost components of the net periodic postretirement benefit cost by approximately $2 million each year for 1999, 1998, and 1997.

     Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the 1999 accumulated postretirement benefit obligation by approximately $11 million and would decrease the aggregate of service cost and interest cost components of the net periodic postretirement benefit cost by $2 million.

     The discount rates (which are based on long-term market rates) used in determining the 1999, 1998, and 1997 accumulated postretirement benefit obligations were 7.50%, 7.00%, and 7.75%, respectively.

11. SEGMENT AND GEOGRAPHIC AREA INFORMATION

     We are a global manufacturer with two geographic reportable segments: North America and Europe. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregrated individual operating segments within these reportable segments. The accounting policies of the segments are the same as described in Note 1, "Summary of Accounting Policies." We evaluate segment performance based primarily on income before interest expense, income taxes, and minority interest. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products. Segment results for 1999, 1998, and 1997 are as follows:

                                                                                   SEGMENT
                                                              --------------------------------------------------
                                                                                          RECLASS
                                                               NORTH                         &
                                                              AMERICA   EUROPE   OTHER     ELIMS    CONSOLIDATED
                                                              -------   ------   ------   -------   ------------
                                                                                  (MILLIONS)
AT DECEMBER 31, 1999, AND FOR THE YEAR THEN ENDED
Revenues from external customers............................  $1,760    $1,235   $  284    $ --        $3,279
Intersegment revenues.......................................       8        38       13     (59)           --
Interest income.............................................      --        --        7      --             7
Depreciation and amortization...............................      69        44       31      --           144
Income before interest, income taxes, and minority
  interest..................................................     166        44      (62)     --           148
Income (loss) from discontinued operations..................      --        --     (208)     --          (208)
Extraordinary loss..........................................      --        --      (18)     --           (18)
Cumulative effect of change in accounting principle.........     (65)      (32)     (37)     --          (134)
Total assets................................................   1,193       944      840     (34)        2,943
Investment in affiliated companies..........................      --         1       --      --             1
Capital expenditures for continuing operations..............      71        65       18      --           154
Noncash items other than depreciation and amortization......       8        23       (4)     --            27
AT DECEMBER 31, 1998, AND FOR THE YEAR THEN ENDED
Revenues from external customers............................  $1,679    $1,252   $  306    $ --        $3,237
Intersegment revenues.......................................       9        26       10     (45)           --
Interest income.............................................      --        --        6      --             6
Depreciation and amortization...............................      72        51       27      --           150
Income before interest, income taxes, and minority
  interest..................................................      58       155       14      --           227
Income (loss) from discontinued operations..................      --        --      139      --           139
Total assets (Note).........................................   1,062     1,046    2,703     (52)        4,759
Net assets of discontinued operations.......................      --        --    1,739      --         1,739
Investment in affiliated companies..........................      --         1       --      --             1
Capital expenditures for continuing operations..............      96        67       32      --           195
Noncash items other than depreciation and amortization......       3         5       (1)     --             7

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                                                                   SEGMENT
                                                              --------------------------------------------------
                                                                                          RECLASS
                                                               NORTH                         &
                                                              AMERICA   EUROPE   OTHER     ELIMS    CONSOLIDATED
                                                              -------   ------   ------   -------   ------------
                                                                                  (MILLIONS)
AT DECEMBER 31, 1997, AND FOR THE YEAR THEN ENDED
Revenues from external customers............................  $1,719    $1,173   $  334    $ --        $3,226
Intersegment revenues.......................................       7        31       17     (55)           --
Interest income.............................................      --         1        3      --             4
Depreciation and amortization...............................      59        28       23      --           110
Income before interest, income taxes, and minority
  interest..................................................     216       153       26      --           395
Income (loss) from discontinued operations..................      --        --      127      --           127
Cumulative effect of change in accounting principle.........      --        (3)     (43)     --           (46)
Total assets (Note).........................................   1,096       946    2,718     (78)        4,682
Net assets of discontinued operations.......................      --        --    1,771      --         1,771
Investment in affiliated companies..........................      --         2       --      --             2
Capital expenditures for continuing operations..............      95        84       42      --           221
Noncash items other than depreciation and amortization......      (5)       (5)       4      --            (6)

-------------------------
Note: The Other segment's total assets include the net assets of discontinued operations.

     The following table shows information relating to our external customer revenues for each product or each group of similar products:

                                                                      NET SALES AND
                                                                    OPERATING REVENUES
                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1999      1998      1997
                                                                ------    ------    ------
                                                                        (MILLIONS)
EMISSIONS CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................    $  514    $  590    $  686
  Original equipment market.................................     1,401     1,224     1,067
                                                                ------    ------    ------
                                                                 1,915     1,814     1,753
                                                                ------    ------    ------
RIDE CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................    $  634    $  685    $  782
  Original equipment market.................................       730       738       691
                                                                ------    ------    ------
                                                                 1,364     1,423     1,473
                                                                ------    ------    ------
          Total.............................................    $3,279    $3,237    $3,226
                                                                ======    ======    ======

     During 1999, sales to three major customers comprised approximately 13.8%, 13.6%, and 10.3% of consolidated net sales and operating revenues. During 1998, sales to two major customers comprised 12.8% and 13.7% of consolidated net sales and operating revenues. During 1997, sales to one major customer comprised approximately 13.2% of consolidated net sales and operating revenues.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                                       GEOGRAPHIC AREA
                                                -----------------------------
                                                UNITED               OTHER      RECLASS &
                                                STATES   GERMANY   FOREIGN(A)     ELIMS     CONSOLIDATED
                                                ------   -------   ----------   ---------   ------------
                                                                       (MILLIONS)
AT DECEMBER 31, 1999, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers(b)...........  $1,460    $355       $1,464       $ --         $3,279
Long-lived assets(c)..........................     578      88          568         --          1,234
Total assets..................................   1,497     205        1,309        (68)         2,943
AT DECEMBER 31, 1998, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers(b)...........  $1,432    $321       $1,484       $ --         $3,237
Long-lived assets(c)..........................     648     116          654         --          1,418
Total assets(d)...............................   2,733     444        1,646        (64)         4,759
AT DECEMBER 31, 1997, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers(b)...........  $1,502    $273       $1,451       $ --         $3,226
Long-lived assets(c)..........................     634      99          568         --          1,301
Total assets(d)...............................   2,982     242        1,512        (54)         4,682

-------------------------
Notes: (a) Revenues from external customers and long-lived assets for individual foreign countries other than Germany are not material.

       (b) Revenues are attributed to countries based on location of the seller.

       (c) Long-lived assets include all long-term assets except net assets from discontinued operations, goodwill, intangibles, and deferred tax assets.

       (d) Total assets include net assets from discontinued operations.

12. COMMITMENTS AND CONTINGENCIES

  Capital Commitments

     We estimate that expenditures aggregating approximately $81 million will be required after December 31, 1999, to complete facilities and projects authorized at such date, and we have made substantial commitments in connection with these facilities and projects.

  Lease Commitments

     We have long-term leases for certain facilities, equipment, and other assets. The minimum lease payments under non-cancelable operating leases with lease terms in excess of one year are $16 million, $15 million, $12 million, $11 million, and $11 million for the years 2000, 2001, 2002, 2003, and 2004, respectively, and $25 million for subsequent years.

     Our commitments under capital leases were not significant to the accompanying financial statements. Total rental expense for continuing operations for the years 1999, 1998, and 1997 was $34 million, $31 million, and $30 million, respectively, including minimum rentals under non-cancelable operating leases of $18 million, $16 million, and $29 million for the corresponding periods.

  Litigation

     We are party to various legal proceedings arising from our operations. We believe that the outcome of these proceedings, individually and in the aggregate, will have no material effect on our financial position or results of operations.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Environmental Matters

     We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We have provided reserves for compliance with these laws and regulations where it is probable that a liability exists and where we can make a reasonable estimate of the liability. The estimated liabilities recorded are subject to change as more information becomes available regarding the magnitude of possible costs and the timing, varying costs, and effectiveness of alternative technologies. However, we believe that any additional costs that may arise as more information becomes available will not have a material effect on our financial condition or results of operations.

13. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

  Basis of Presentation

     We issued senior subordinated notes due 2009 as a component of a plan to realign our debt prior to the spin-off. You should also read Note 2, "Discontinued Operations and Extraordinary Loss" for further discussion of the spin-off and debt realignment and Note 5, "Financial Instruments" for further discussion of the notes and related guarantee. All of our existing and future material domestic wholly owned subsidiaries (the Guarantor Subsidiaries) fully and unconditionally guarantee the notes on a joint and several basis. We believe separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries would not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

     Included in the financial information of the Guarantor Subsidiaries for each period presented are the financial position and results of operations of a domestic subsidiary, Tenneco International Holding Corp., which had issued preferred stock to a third party (See Note 9, "Minority Interest").

     These condensed consolidating financial statements are presented on the equity method. Under this method, our investments are recorded at cost and adjusted for our ownership share of a subsidiary's cumulative results of operations, capital contributions and distributions, and other equity changes. The balance sheet caption "Investment in affiliated companies" includes investments in continuing and discontinued subsidiaries. You should read the condensed consolidating financial statements of the Guarantor Subsidiaries in connection with our consolidated financial statements and related notes of which this note is an integral part.

  Distributions

     There are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to us.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)

                                                             FOR THE YEAR ENDED DECEMBER 31, 1999
                                          --------------------------------------------------------------------------
                                                                              TENNECO
                                                                          AUTOMOTIVE INC.
                                           GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                          SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                          ------------    ------------    ---------------    -------    ------------
                                                                          (MILLIONS)
REVENUES
  Net sales and operating revenues --
    External..........................       $1,460          $1,819            $  --          $  --        $3,279
    Affiliated companies..............           77              68               --           (145)           --
  Other income, net...................           12              (1)               2             --            13
                                             ------          ------            -----          -----        ------
                                              1,549           1,886                2           (145)        3,292
                                             ------          ------            -----          -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
    depreciation shown below).........        1,101           1,469                2           (145)        2,427
  Engineering, research, and
    development.......................           28              24               --             --            52
  Selling, general, and
    administrative....................          295             225                1             --           521
  Depreciation and amortization.......           75              69               --             --           144
                                             ------          ------            -----          -----        ------
                                              1,499           1,787                3           (145)        3,144
                                             ------          ------            -----          -----        ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST, AND
  EQUITY IN NET INCOME FROM CONTINUING
  OPERATIONS OF AFFILIATED
  COMPANIES...........................           50              99               (1)            --           148
    Interest expense --
       External (net of interest
         capitalized).................            2              16               87              1           106
       Affiliated companies (net of
         interest income).............           74              10              (84)            --            --
    Income tax expense................           43              38                1             --            82
    Minority interest.................           --               1               --             22            23
                                             ------          ------            -----          -----        ------
                                                (69)             34               (5)           (23)          (63)
    Equity in net income (loss) from
       continuing operations of
       affiliated companies...........           36              --              (58)            22            --
                                             ------          ------            -----          -----        ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS..........................          (33)             34              (63)            (1)          (63)
Income (loss) from discontinued
  operations,
  net of income tax...................            1             (95)            (208)            94          (208)
                                             ------          ------            -----          -----        ------
Income (loss) before extraordinary
  loss................................          (32)            (61)            (271)            93          (271)
Extraordinary loss, net of income
  tax.................................           --              (7)             (18)             7           (18)
                                             ------          ------            -----          -----        ------
Income (loss) before cumulative effect
  of change in accounting principle...          (32)            (68)            (289)           100          (289)
Cumulative effect of change in
  accounting principle, net of income
  tax.................................          (64)            (70)            (134)           134          (134)
                                             ------          ------            -----          -----        ------
NET INCOME (LOSS).....................          (96)           (138)            (423)           234          (423)
Preferred stock dividends.............           22              --               --            (22)           --
                                             ------          ------            -----          -----        ------
NET INCOME (LOSS) TO COMMON STOCK.....       $ (118)         $ (138)           $(423)         $ 256        $ (423)
                                             ======          ======            =====          =====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENT OF INCOME

                                                           FOR THE YEAR ENDED DECEMBER 31, 1998
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues
     --
     External.......................       $1,429          $1,804           $    4         $   --        $3,237
     Affiliated companies...........           90              74               --           (164)           --
  Other income, net.................          (25)             (1)               1             --           (25)
                                           ------          ------           ------         ------        ------
                                            1,494           1,877                5           (164)        3,212
                                           ------          ------           ------         ------        ------
COSTS AND EXPENSES
  Costs of sales (exclusive of
     depreciation shown below)......        1,086           1,408                2           (164)        2,332
  Engineering, research,
     and development................           19              12               --             --            31
  Selling, general, and
     administrative.................          276             195                1             --           472
  Depreciation and amortization.....           79              71               --             --           150
                                           ------          ------           ------         ------        ------
                                            1,460           1,686                3           (164)        2,985
                                           ------          ------           ------         ------        ------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INTEREST EXPENSE, INCOME
  TAXES, MINORITY INTEREST, AND
  EQUITY IN NET INCOME FROM
  CONTINUING OPERATIONS OF
  AFFILIATED COMPANIES..............           34             191                2             --           227
     Interest expense --
       External (net of interest
       capitalized).................            2              17               50             --            69
       Affiliated companies (net of
          interest income)..........           58               4              (62)            --            --
     Income tax expense (benefit)...          (35)             50               (2)            --            13
     Minority interest..............           --               1               --             28            29
                                           ------          ------           ------         ------        ------
                                                9             119               16            (28)          116
     Equity in net income from
       continuing operations of
       affiliated companies.........           97              --              100           (197)           --
                                           ------          ------           ------         ------        ------
INCOME FROM CONTINUING OPERATIONS...          106             119              116           (225)          116
Income from discontinued operations,
  net of income tax.................           24             269              139           (293)          139
                                           ------          ------           ------         ------        ------
Income before extraordinary loss....          130             388              255           (518)          255
Extraordinary loss, net of income
  tax...............................           --              --               --             --            --
                                           ------          ------           ------         ------        ------
Income before cumulative effect of
  change in accounting principle....          130             388              255           (518)          255
Cumulative effect of change in
  accounting principle, net of
  income tax........................           --              --               --             --            --
                                           ------          ------           ------         ------        ------
NET INCOME..........................          130             388              255           (518)          255
Preferred stock dividends...........           28              --               --            (28)           --
                                           ------          ------           ------         ------        ------
NET INCOME TO COMMON STOCK..........       $  102          $  388           $  255         $ (490)       $  255
                                           ======          ======           ======         ======        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENT OF INCOME

                                                            FOR THE YEAR ENDED DECEMBER 31, 1997
                                         --------------------------------------------------------------------------
                                                                             TENNECO
                                                                         AUTOMOTIVE INC.
                                          GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                         SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                         ------------    ------------    ---------------    -------    ------------
                                                                         (MILLIONS)
REVENUES
  Net sales and operating revenues --
     External..........................     $1,492          $1,723            $  11          $  --        $3,226
     Affiliated companies..............         97              97               --           (194)           --
  Other income, net....................          7              30               --             --            37
                                            ------          ------            -----          -----        ------
                                             1,596           1,850               11           (194)        3,263
                                            ------          ------            -----          -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).........      1,130           1,359                8           (194)        2,303
  Engineering, research, and
     development.......................         19              15               --             --            34
  Selling, general, and
     administrative....................        226             194                1             --           421
  Depreciation and amortization........         64              46               --             --           110
                                            ------          ------            -----          -----        ------
                                             1,439           1,614                9           (194)        2,868
                                            ------          ------            -----          -----        ------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INTEREST EXPENSE, INCOME
  TAXES, MINORITY INTEREST, AND EQUITY
  IN NET INCOME FROM CONTINUING
  OPERATIONS OF AFFILIATED COMPANIES...        157             236                2             --           395
     Interest expense -- External (net
       of interest capitalized)........         (3)             14               47             --            58
       Affiliated companies (net of
          interest income).............        (31)            (10)              41             --            --
     Income tax expense (benefit)......         65              58              (43)            --            80
     Minority interest.................         --               2               --             21            23
                                            ------          ------            -----          -----        ------
                                               126             172              (43)           (21)          234
     Equity in net income from
       continuing operations of
       affiliated companies............        100              --              277           (377)           --
                                            ------          ------            -----          -----        ------
INCOME FROM CONTINUING OPERATIONS......        226             172              234           (398)          234
Income from discontinued operations,
  net of income tax....................         16             229              127           (245)          127
                                            ------          ------            -----          -----        ------
Income before extraordinary loss.......        242             401              361           (643)          361
Extraordinary loss, net of income
  tax..................................         --              --               --             --            --
                                            ------          ------            -----          -----        ------
Income before cumulative effect of
  change in accounting principle.......        242             401              361           (643)          361
Cumulative effect of change in
  accounting principle, net of income
  tax..................................         (7)            (41)             (46)            48           (46)
                                            ------          ------            -----          -----        ------
NET INCOME.............................        235             360              315           (595)          315
Preferred stock dividends..............         21              --               --            (21)           --
                                            ------          ------            -----          -----        ------
NET INCOME TO COMMON STOCK.............     $  214          $  360            $ 315          $(574)       $  315
                                            ======          ======            =====          =====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET

                                                                        DECEMBER 31, 1999
                                            --------------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                             GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                            SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                            ------------    ------------    ---------------    -------    ------------
                                                                            (MILLIONS)
                 ASSETS
Current assets:
  Cash and temporary cash investments...       $   28          $   56           $    --        $    --       $   84
  Receivables...........................          665             316                18           (428)         571
  Inventories...........................          155             257                --             --          412
  Deferred income taxes.................           68              (9)               --             --           59
  Prepayments and other.................           34              41                --             --           75
                                               ------          ------           -------        -------       ------
                                                  950             661                18           (428)       1,201
                                               ------          ------           -------        -------       ------
Other assets:
  Investment in affiliated companies....          266              --             2,365         (2,631)          --
  Notes and advances receivable
    from affiliates.....................        1,809              --             3,302         (5,111)          --
  Long-term notes receivable, net.......            3              17                --             --           20
  Goodwill and intangibles, net.........          331             164                --             --          495
  Deferred income taxes.................           --              13                --             --           13
  Pension assets........................           21              10                --             --           31
  Other.................................           67              52                27             --          146
                                               ------          ------           -------        -------       ------
                                                2,497             256             5,694         (7,742)         705
                                               ------          ------           -------        -------       ------
Plant, property, and equipment, at
  cost..................................          888           1,035                --             --        1,923
  Less -- Reserves for depreciation and
    amortization........................          428             458                --             --          886
                                               ------          ------           -------        -------       ------
                                                  460             577                --             --        1,037
                                               ------          ------           -------        -------       ------
                                               $3,907          $1,494           $ 5,712        $(8,170)      $2,943
                                               ======          ======           =======        =======       ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
    maturities on long-term debt).......       $    1          $  176           $   238        $  (359)      $   56
  Trade payables........................          138             268                 6            (64)         348
  Taxes accrued.........................            6              15                (1)            --           20
  Other.................................          131              81                27             --          239
                                               ------          ------           -------        -------       ------
                                                  276             540               270           (423)         663
Long-term debt..........................        1,580              10             5,098         (5,110)       1,578
Deferred income taxes...................          131              55               (78)            --          108
Postretirement benefits and other
  liabilities...........................          130              26                --             --          156
Commitments and contingencies
Minority interest.......................           --              16                --             --           16
Shareholders' equity....................        1,790             847               422         (2,637)         422
                                               ------          ------           -------        -------       ------
                                               $3,907          $1,494           $ 5,712        $(8,170)      $2,943
                                               ======          ======           =======        =======       ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET

                                                                             DECEMBER 31, 1998
                                                   ----------------------------------------------------------------------
                                                                                     TENNECO
                                                                                 AUTOMOTIVE INC.
                                                    GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                                   SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                                   ------------   ------------   ---------------   -------   ------------
                                                                                 (MILLIONS)
                     ASSETS
Current assets:
  Cash and temporary cash investments............     $    1         $   25          $     3       $    --      $   29
  Receivables....................................        277            307               32          (173)        443
  Inventories....................................        149            265               --            --         414
  Deferred income taxes..........................         48             (9)              --            --          39
  Prepayments and other..........................         94             45               --            --         139
                                                      ------         ------          -------       -------      ------
                                                         569            633               35          (173)      1,064
                                                      ------         ------          -------       -------      ------
Other assets:
  Investment in affiliated companies.............        733             --            5,387        (6,120)         --
  Notes and advances receivable from
    affiliates...................................        635             --            2,772        (3,407)         --
  Long-term notes receivable, net................         12              9                2            --          23
  Goodwill and intangibles, net..................        348            151               --            --         499
  Deferred income taxes..........................         --             39               --            --          39
  Pension assets.................................         83             18               --            --         101
  Other..........................................         89            106                6            --         201
                                                      ------         ------          -------       -------      ------
                                                       1,900            323            8,167        (9,527)        863
                                                      ------         ------          -------       -------      ------
Plant, property, and equipment, at cost..........        875          1,069               --            --       1,944
  Less -- Reserves for depreciation and
    amortization.................................        419            432               --            --         851
                                                      ------         ------          -------       -------      ------
                                                         456            637               --            --       1,093
                                                      ------         ------          -------       -------      ------
Net assets of discontinued operations............      1,649          3,119           (3,029)           --       1,739
                                                      ------         ------          -------       -------      ------
                                                      $4,574         $4,712          $ 5,173       $(9,700)     $4,759
                                                      ======         ======          =======       =======      ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities
    on long-term debt)...........................     $   26         $  124          $   229       $   (75)     $  304
  Trade payables.................................        148            258               10           (79)        337
  Taxes accrued..................................         (3)            34               --            --          31
  Other..........................................        130             71               36            --         237
                                                      ------         ------          -------       -------      ------
                                                         301            487              275          (154)        909
Long-term debt...................................      1,571             25            2,480        (3,405)        671
Deferred income taxes............................        137             47              (86)           --          98
Postretirement benefits and other liabilities....        126             44               --            --         170
Commitments and contingencies
Minority interest................................         --             13               --           394         407
Preferred stock with mandatory redemption
  provisions.....................................        394             --               --          (394)         --
Shareholders' equity.............................      2,045          4,096            2,504        (6,141)      2,504
                                                      ------         ------          -------       -------      ------
                                                      $4,574         $4,712          $ 5,173       $(9,700)     $4,759
                                                      ======         ======          =======       =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31, 1999
                                                          ----------------------------------------------------------------------
                                                                                            TENNECO
                                                                                        AUTOMOTIVE INC.
                                                           GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                                          SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                                          ------------   ------------   ---------------   -------   ------------
                                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating activities........     $ (92)        $   (25)         $  (115)       $(22)      $  (254)
                                                             -----         -------          -------        ----       -------
INVESTING ACTIVITIES
Net proceeds related to the sale of discontinued
  operations............................................        --             303               --          --           303
Net proceeds from sale of businesses and assets.........         6               2               --          --             8
Expenditures for plant, property, and equipment.........       (51)           (103)              --          --          (154)
Acquisitions of businesses..............................        (2)            (34)              --          --           (36)
Expenditures for plant, property, and equipment and
  business acquisitions -- discontinued operations......        --          (1,264)              --          --        (1,264)
Investments and other...................................        (8)            (37)              --          --           (45)
                                                             -----         -------          -------        ----       -------
Net cash provided (used) by investing activities........       (55)         (1,133)              --          --        (1,188)
                                                             -----         -------          -------        ----       -------
FINANCING ACTIVITIES
Issuance of common and treasury shares..................        --              --               41          --            41
Purchase of common stock................................        --              --               (4)         --            (4)
Redemption of equity securities by a subsidiary.........      (408)             --               --          --          (408)
Issuance of long-term debt..............................        --           2,200            1,521          --         3,721
Retirement of long-term debt............................        (1)            (35)          (1,374)         --        (1,410)
Net increase (decrease) in short-term debt excluding
  current maturities on long-term debt..................       (25)            392             (661)         --          (294)
Intercompany dividends and net increase (decrease) in
  intercompany obligations..............................       630          (1,370)             740          --            --
Dividends (common)......................................       (22)             --             (151)         22          (151)
                                                             -----         -------          -------        ----       -------
Net cash provided (used) by financing activities........       174           1,187              112          22         1,495
                                                             -----         -------          -------        ----       -------
Effect of foreign exchange rate changes on cash and
  temporary cash investments............................        --               2               --          --             2
                                                             -----         -------          -------        ----       -------
Increase (decrease) in cash and temporary cash
  investments...........................................        27              31               (3)         --            55
Cash and temporary cash investments, January 1..........         1              25                3          --            29
                                                             -----         -------          -------        ----       -------
Cash and temporary cash investments, December 31
  (Note)................................................     $  28         $    56          $    --        $ --       $    84
                                                             =====         =======          =======        ====       =======

---------------

Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months at the date of purchase.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31, 1998
                                                      ----------------------------------------------------------------------
                                                                                        TENNECO
                                                                                    AUTOMOTIVE INC.
                                                       GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                                      SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                                      ------------   ------------   ---------------   -------   ------------
                                                                                    (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating activities....     $ 238          $ 577            $(255)        $ (28)      $ 532
                                                         -----          -----            -----         -----       -----
INVESTING ACTIVITIES
Net proceeds related to the sale of discontinued
  operations........................................        --             22               --            --          22
Net proceeds from sale of businesses and assets.....         7              3               --            --          10
Expenditures for plant, property, and equipment.....       (82)          (113)              --            --        (195)
Acquisitions of businesses..........................        --             (3)              --            --          (3)
Expenditures for plant, property, and equipment and
  businesses acquisitions -- discontinued
  operations........................................        --           (498)              --            --        (498)
Investments and other...............................       (49)           (43)               2            --         (90)
                                                         -----          -----            -----         -----       -----
Net cash provided (used) by investing activities....      (124)          (632)               2            --        (754)
                                                         -----          -----            -----         -----       -----
FINANCING ACTIVITIES
Issuance of common and treasury shares..............        --             --               50            --          50
Purchase of common stock............................        --             --             (154)           --        (154)
Issuance of long-term debt..........................        --              4               --            --           4
Retirement of long-term debt........................        (1)           (20)              --            --         (21)
Net increase (decrease) in short-term debt excluding
  current maturities on long-term debt..............        --            115              425            --         540
Intercompany dividends and net increase (decrease)
  in intercompany obligations.......................       (87)           (51)             138            --          --
Dividends (common)..................................       (28)            --             (203)           28        (203)
                                                         -----          -----            -----         -----       -----
Net cash provided (used) by financing activities....      (116)            48              256            28         216
                                                         -----          -----            -----         -----       -----
Effect of foreign exchange rate changes on cash and
  temporary cash investments........................        --              6               --            --           6
                                                         -----          -----            -----         -----       -----
Increase (decrease) in cash and temporary cash
  investments.......................................        (2)            (1)               3            --          --
Cash and temporary cash investments, January 1......         3             26               --            --          29
                                                         -----          -----            -----         -----       -----
Cash and temporary cash investments, December 31
  (Note)............................................     $   1          $  25            $   3         $  --       $  29
                                                         =====          =====            =====         =====       =====

---------------

Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                                          YEAR ENDED DECEMBER 31, 1997
                                                     ----------------------------------------------------------------------
                                                                                       TENNECO
                                                                                   AUTOMOTIVE INC.
                                                      GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                                     SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                                     ------------   ------------   ---------------   -------   ------------
                                                                                   (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating activities...     $  22          $ 552            $ (34)        $ (21)      $ 519
                                                        -----          -----            -----         -----       -----
INVESTING ACTIVITIES
Net proceeds related to the sale of discontinued
  operations.......................................        --             24               --            --          24
Net proceeds from the sale of businesses and
  assets...........................................        --              5               --            --           5
Expenditures for plant, property, and equipment....       (69)          (152)              --            --        (221)
Acquisitions of businesses.........................        (7)           (22)              --            --         (29)
Expenditures for plant, property, and equipment and
  business acquisitions -- discontinued
  operations.......................................        --           (622)              --            --        (622)
Investments and other..............................       (11)           (51)              18            --         (44)
                                                        -----          -----            -----         -----       -----
Net cash provided (used) by investing activities...       (87)          (818)              18            --        (887)
                                                        -----          -----            -----         -----       -----
FINANCING ACTIVITIES
Issuance of common and treasury shares.............        --             --               48            --          48
Purchase of common stock...........................        --             --             (132)           --        (132)
Issuance of equity securities by a subsidiary......        99             --               --            --          99
Issuance of long-term debt.........................        --              7              590            --         597
Retirement of long-term debt.......................        (1)           (22)              --            --         (23)
Net increase (decrease) in short-term debt
  excluding current maturities on long-term debt...        25            (74)              18            --         (31)
Intercompany dividends and net increase (decrease)
  in intercompany obligations......................       (40)           344             (304)           --          --
Dividends (common).................................       (21)            --             (204)           21        (204)
                                                        -----          -----            -----         -----       -----
Net cash provided (used) by financing activities...        62            255               16            21         354
                                                        -----          -----            -----         -----       -----
Effect of foreign exchange rate changes on cash and
  temporary cash investments.......................        --              3               --            --           3
                                                        -----          -----            -----         -----       -----
Increase (decrease) in cash and temporary cash
  investments......................................        (3)            (8)              --            --         (11)
Cash and temporary cash investments, January 1.....         6             34               --            --          40
                                                        -----          -----            -----         -----       -----
Cash and temporary cash investments, December 31
  (Note)...........................................     $   3          $  26            $  --         $  --       $  29
                                                        =====          =====            =====         =====       =====

---------------

Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   INCOME (LOSS) BEFORE
                       NET SALES    INTEREST EXPENSE,     INCOME (LOSS)   INCOME (LOSS)   INCOME (LOSS)
                          AND         INCOME TAXES,           FROM            FROM           BEFORE
                       OPERATING       AND MINORITY        CONTINUING     DISCONTINUED    EXTRAORDINARY   EXTRAORDINARY
QUARTER                REVENUES          INTEREST          OPERATIONS      OPERATIONS         LOSS            LOSS
-------                ---------   --------------------   -------------   -------------   -------------   -------------
                                                                  (MILLIONS)
1999
  1st................   $  789             $ 55               $ 16            $(166)          $(150)          $ (7)
  2nd................      868               97                 37               55              92             --
  3rd................      816               67                 27               12              39             --
  4th................      806              (71)              (143)            (109)           (252)           (11)
                        ------             ----               ----            -----           -----           ----
                        $3,279             $148               $(63)           $(208)          $(271)          $(18)
                        ======             ====               ====            =====           =====           ====
1998
  1st................   $  800             $ 83               $ 43            $  32           $  75           $ --
  2nd................      864              124                 63               74             137             --
  3rd................      804               81                 63               40             103             --
  4th................      769              (61)               (53)              (7)            (60)            --
                        ------             ----               ----            -----           -----           ----
                        $3,237             $227               $116            $ 139           $ 255           $ --
                        ======             ====               ====            =====           =====           ====

                        INCOME (LOSS)
                            BEFORE        CUMULATIVE
                          CUMULATIVE      EFFECT OF
                       EFFECT OF CHANGE   CHANGE IN
                        IN ACCOUNTING     ACCOUNTING   NET INCOME
QUARTER                   PRINCIPLE       PRINCIPLE      (LOSS)
-------                ----------------   ----------   ----------
                                       (MILLIONS)
1999
  1st................       $(157)          $(134)       $(291)
  2nd................          92              --           92
  3rd................          39              --           39
  4th................        (263)             --         (263)
                            -----           -----        -----
                            $(289)          $(134)       $(423)
                            =====           =====        =====
1998
  1st................       $  75           $  --        $  75
  2nd................         137              --          137
  3rd................         103              --          103
  4th................         (60)             --          (60)
                            -----           -----        -----
                            $ 255           $  --        $ 255
                            =====           =====        =====

                                                    BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                         ------------------------------------------------------------------------------------------------------
                                                                                          BEFORE        CUMULATIVE
                                                                                        CUMULATIVE      EFFECT OF
                            FROM          FROM          BEFORE                       EFFECT OF CHANGE   CHANGE IN
                         CONTINUING   DISCONTINUED   EXTRAORDINARY   EXTRAORDINARY    IN ACCOUNTING     ACCOUNTING   NET INCOME
QUARTER                  OPERATIONS    OPERATIONS        LOSS            LOSS           PRINCIPLE       PRINCIPLE      (LOSS)
-------                  ----------   ------------   -------------   -------------   ----------------   ----------   ----------
1999
  1st................      $  .47        $(4.99)        $(4.52)          $(.20)           $(4.72)         $(4.00)     $ (8.72)
  2nd................        1.07          1.67           2.74              --              2.74              --         2.74
  3rd................         .86           .32           1.18              --              1.18              --         1.18
  4th................       (4.25)        (3.24)         (7.49)           (.34)            (7.83)             --        (7.83)
                           ------        ------         ------           -----            ------          ------      -------
                           $(1.87)       $(6.23)        $(8.10)          $(.55)           $(8.65)         $(3.99)     $(12.64)
                           ======        ======         ======           =====            ======          ======      =======
1998
  1st................      $ 1.26        $  .95         $ 2.21           $  --            $ 2.21          $   --      $  2.21
  2nd................        1.88          2.16           4.04              --              4.04              --         4.04
  3rd................        1.85          1.24           3.09              --              3.09              --         3.09
  4th................       (1.57)         (.23)         (1.80)             --             (1.80)             --        (1.80)
                           ------        ------         ------           -----            ------          ------      -------
                           $ 3.45        $ 4.13         $ 7.58           $  --            $ 7.58          $   --      $  7.58
                           ======        ======         ======           =====            ======          ======      =======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                              DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                         ------------------------------------------------------------

                            FROM           FROM           BEFORE
                         CONTINUING    DISCONTINUED    EXTRAORDINARY    EXTRAORDINARY
       QUARTER           OPERATIONS     OPERATIONS         LOSS             LOSS
       -------           ----------    ------------    -------------    -------------
1999
  1st................      $  .47         $(4.99)         $(4.52)           $(.20)
  2nd................        1.06           1.67            2.73               --
  3rd................         .86            .32            1.18               --
  4th................       (4.25)         (3.24)          (7.49)            (.34)
                           ------         ------          ------            -----
                           $(1.87)        $(6.23)         $(8.10)           $(.55)
                           ======         ======          ======            =====
1998
  1st................      $ 1.26         $  .94          $ 2.20            $  --
  2nd................        1.88           2.15            4.03               --
  3rd................        1.84           1.24            3.08               --
  4th................       (1.57)          (.23)          (1.80)              --
                           ------         ------          ------            -----
                           $ 3.44         $ 4.12          $ 7.56            $  --
                           ======         ======          ======            =====

                       DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                       -------------------------------------------------
                            BEFORE          CUMULATIVE
                       CUMULATIVE EFFECT    EFFECT OF
                           OF CHANGE        CHANGE IN
                         IN ACCOUNTING      ACCOUNTING    NET INCOME
       QUARTER             PRINCIPLE        PRINCIPLE       (LOSS)
       -------         -----------------    ----------    ----------
1999
  1st................       $(4.72)           $(4.00)      $ (8.72)
  2nd................         2.73                --          2.73
  3rd................         1.18                --          1.18
  4th................        (7.83)               --         (7.83)
                            ------            ------       -------
                            $(8.65)           $(3.99)      $(12.64)
                            ======            ======       =======
1998
  1st................       $ 2.20            $   --       $  2.20
  2nd................         4.03                --          4.03
  3rd................         3.08                --          3.08
  4th................        (1.80)               --         (1.80)
                            ------            ------       -------
                            $ 7.56            $   --       $  7.56
                            ======            ======       =======

-------------------------
Note: You should read Notes 1, 2, 3 and 7 and "Management's Discussion and
      Analysis of Financial Condition and Results of Operations" for items affecting quarterly results. The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

      (The preceding notes are an integral part of the foregoing financial statements.)

                                                                     SCHEDULE II

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                   (MILLIONS)

                  COLUMN A                     COLUMN B          COLUMN C          COLUMN D    COLUMN E
                  --------                     ---------   --------------------   ----------   --------
                                                                ADDITIONS
                                                           --------------------
                                                BALANCE     CHARGED    CHARGED
                                                  AT          TO          TO                   BALANCE
                                               BEGINNING   COSTS AND    OTHER                   AT END
DESCRIPTION                                     OF YEAR    EXPENSES    ACCOUNTS   DEDUCTIONS   OF YEAR
-----------                                    ---------   ---------   --------   ----------   --------
Allowance for Doubtful Accounts and Notes
  Deducted from Assets to Which it Applies:
     Year Ended December 31, 1999............     $39         $21        $(2)        $29         $29
                                                  ===         ===        ===         ===         ===
     Year Ended December 31, 1998............     $20         $20        $ 5         $ 6         $39
                                                  ===         ===        ===         ===         ===
     Year Ended December 31, 1997............     $10         $ 6        $ 4         $--         $20
                                                  ===         ===        ===         ===         ===

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The section entitled "Election of Directors" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2000 is incorporated herein by reference. In addition, Item 4.1 of this Annual Report on Form 10-K, which appears at the end of Part I, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The sections entitled "Executive Compensation" and "Election of Directors--Compensation of Directors" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2000 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The section entitled "Ownership of Common Stock" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2000 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The section entitled "Election of Directors--Transactions with Management and Others" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2000 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                    FINANCIAL STATEMENTS INCLUDED IN ITEM 8

     See "Index to Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data" for a list of financial statements filed as part of this report.

                      INDEX TO SCHEDULE INCLUDED IN ITEM 8

                                                                PAGE
                                                                ----
Schedules of Tenneco Automotive Inc. and Consolidated
  Subsidiaries -- Schedule II -- Valuation and qualifying
  accounts -- three years ended December 31, 1999...........     84
SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
Schedule I -- Condensed financial information of registrant
Schedule III -- Real estate and accumulated depreciation
Schedule IV -- Mortgage loans on real estate
Schedule V -- Supplemental information concerning
  property -- casualty insurance operations

                              REPORTS ON FORM 8-K

     We filed the following Current Reports on Form 8-K during the quarter ended December 31, 1999:

     - Current Report on Form 8-K dated October 4, 1999, as amended, including pursuant to Item 5 certain financial information;

     - Current Report on Form 8-K dated October 4, 1999, including pursuant to
       Item 5 certain information regarding Pactiv Corporation;

     - Current Report on Form 8-K dated October 7, 1999, including pursuant to
       Item 5 certain financial information and certain information regarding our offering of senior subordinated notes;

     - Current Report on Form 8-K dated October 12, 1999, including pursuant to
       Item 5 certain information regarding the spin-off of Pactiv Corporation and certain information regarding our offering of senior subordinated notes;

     - Current Report on Form 8-K dated October 25, 1999, including pursuant to
       Item 5 certain information regarding our special stockholders' meeting held on October 25, 1999, certain information regarding Pactiv Corporation and certain financial information; and

     - Current Report on Form 8-K dated November 4, 1999, including pursuant to Items 2 and 7 financial and other information regarding the spin-off of Pactiv Corporation (including our Unaudited pro Forma Consolidated Balance Sheet at June 30, 1999 and our Unaudited Pro Forma Consolidated Statements of Income for the six months ended June 30, 1999 and the year ended December 31, 1998).

                                    EXHIBITS

     The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 1999, or incorporated herein by reference (exhibits designated by an asterisk are filed with the Report; all other exhibits are incorporated by reference):

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  2         --   Distribution Agreement by and between the registrant and
                 Tenneco Packaging Inc. dated November 3, 1999 (incorporated herein by reference to Exhibit 2 to the registrant's Current
                 Report on Form 8-K dated November 4, 1999, File No.
                 1-12387).
  3.1(a)    --   Restated Certificate of Incorporation of the registrant
                 dated December 11, 1996 (incorporated herein by reference
                 from Exhibit 3.1(a) of the registrant's Annual Report on
                 Form 10-K for the year ended December 31, 1997, File No.
                 1-12387).
  3.1(b)    --   Certificate of Amendment, dated December 11, 1996
                 (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997, File No. 1-12387).
  3.1(c)    --   Certificate of Ownership and Merger, dated July 8, 1997
                 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997, File No. 1-12387).
  3.1(d)    --   Certificate of Designation of Series B Junior Participating
                 Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1998, File No. 1-12387).
  3.1(e)    --   Certificate of Elimination of the Series A Participating
                 Junior Preferred Stock of the registrant dated September 11,
                 1998 (incorporated herein by reference from Exhibit 3.1(e)
                 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1998, File No. 1-12387).
  3.1(f)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated November 5, 1999
                 (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(g)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated November 5, 1999
                 (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(h)    --   Certificate of Ownership and Merger merging Tenneco
                 Automotive Merger Sub Inc. with and into the registrant,
                 dated November 5, 1999 (incorporated herein by reference
                 from Exhibit 3.1(h) of the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).
 *3.2(a)    --   By-laws of the registrant, as amended March 14, 2000.
  3.3       --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                 ("Global"), as amended (incorporated herein by reference to
                 Exhibit 3.3 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.4       --   By-laws of Global (incorporated herein by reference to
                 Exhibit 3.4 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.5       --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                 (incorporated herein by reference to Exhibit 3.5 to the
                 registrant's Registration Statement on Form S-4, Reg. No.
                 333-93757).
  3.6       --   By-laws of TMC (incorporated herein by reference to Exhibit
                 3.6 to the registrant's Registration Statement on Form S-4,
                 Reg. No. 333-93757).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  3.7       --   Amended and Restate Certificate of Incorporation of Tenneco
                 International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.8       --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.9       --   Certificate of Incorporation of Clevite Industries Inc.
                 ("Clevite"), as amended (incorporated herein by reference to
                 Exhibit 3.9 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.10      --   By-laws of Clevite (incorporated herein by reference to
                 Exhibit 3.10 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.11      --   Amended and Restated Certificate of Incorporation of the
                 Pullman Company ("Pullman") (incorporated herein by
                 reference to Exhibit 3.11 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.12      --   By-laws of Pullman (incorporated herein by reference to
                 Exhibit 3.12 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.13      --   Certificate of Incorporation of Tenneco Automotive Operating
                 Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
  3.14      --   By-laws of Operating (incorporated herein by reference to
                 Exhibit 3.14 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  4.1(a)    --   Rights Agreement dated as of September 8, 1998, by and
                 between the registrant and First Chicago Trust Company of
                 New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                 8-K dated September 24, 1998, File No. 1-12387).
 *4.1(b)    --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                 Company of New York, as Rights Agent.
  4.2(a)    --   Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Form S-4 Registration No. 33314003).
  4.2(b)    --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                 herein by reference from Exhibit 4.3(b) of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
  4.2(c)    --   Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(d)    --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(e)    --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  4.2(f)    --   Fifth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(f) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(g)    --   Sixth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(g) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(h)    --   Seventh Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(h) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(i)    --   Eighth Supplemental Indenture, dated as of April 28, 1997, to Indenture, dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Current Report on Form 8-K dated April 23,
                 1997, File No. 1-12387).
  4.2(j)    --   Ninth Supplemental Indenture, dated as of April 28, 1997, to
                 Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.2 of the
                 registrant's Current Report on Form 8-K dated April 23,
                 1997, File No. 1-12387).
  4.2(k)    --   Tenth Supplemental Indenture, dated as of July 16, 1997, to
                 Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Current Report on Form 8-K dated June 11, 1997,
                 File No. 1-12387).
  4.2(l)    --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                 Indenture dated November 1, 1996 between The Chase Manhattan
                 Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-12387).
  4.3       --   Specimen stock certificate for Tenneco Automotive Inc.
                 common stock (incorporated herein by reference from Exhibit
                 4.3 of the registrant's Quarterly Report on Form 10-Q for
                 the quarter ended September 30, 1999, File No. 1-12387).
  4.4(a)    --   Indenture dated October 14, 1999 by and between the
                 registrant and The Bank of New York, as trustee
                 (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  4.4(b)    --   Supplemental Indenture dated November 4, 1999 among Tenneco
                 Automotive Operating Subsidiary Inc. (formerly Tenneco
                 Automotive Inc.), Tenneco International Holding Corp.,
                 Tenneco Global Holdings Inc., the Pullman Company and
                 Clevite Industries Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference from Exhibit
                 4.4(b) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  4.4(c)    --   Subsidiary Guarantee dated as of October 14, 1999 from
                 Tenneco Automotive Operating Subsidiary Inc. (formerly
                 Tenneco Automotive Inc.), Tenneco International Holding
                 Corp., Tenneco Global Holdings Inc., the Pullman Company,
                 Clevite Industries Inc. and TMC Texas Inc. in favor of The
                 Bank of New York, as trustee (incorporated herein by
                 reference to Exhibit 4.4(c) to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  4.5(a)    --   Credit Agreement, dated as of September 30, 1999, among the registrant, the Lenders named therein, Commerzbank and Bank of America, N.A., Citicorp USA, Inc. and The Chase Manhattan
                 Bank (incorporated herein by reference from Exhibit 4.5(a)
                 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  9         --   None.
 10.1       --   Distribution Agreement, dated November 1, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
                 10, File No. 1-12387).
 10.2       --   Amendment No. 1 to Distribution Agreement, dated as of
                 December 11, 1996, by and among El Paso Tennessee Pipeline
                 Co. (formerly Tenneco Inc.), the registrant, and Newport
                 News Shipbuilding Inc. (incorporated herein by reference
                 from Exhibit 10.2 of the registrant's Annual Report on Form
                 10-K for the year ended December 31, 1996, File No.
                 1-12387).
 10.3       --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                 Tenneco Inc.), the registrant, and Newport News Shipbuilding
                 Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year
                 ended December 31, 1996, File No. 1-12387).
 10.4       --   Benefits Agreement, dated December 11, 1996, by and among El
                 Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                 registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
 10.5       --   Insurance Agreement, dated December 11, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
 10.6       --   Tax Sharing Agreement, dated December 11, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                 Newport News Shipbuilding Inc., the registrant, and El Paso
                 Natural Gas Company (incorporated herein by reference from
                 Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387.
 10.7       --   First Amendment to Tax Sharing Agreement, dated as of
                 December 11, 1996, among El Paso Tennessee Pipeline Co.
                 (formerly Tenneco Inc.), the registrant and Newport News
                 Shipbuilding Inc. (incorporated herein by reference from
                 Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
 10.8       --   Tenneco Automotive Inc. Executive Incentive Compensation
                 Plan (incorporated herein by reference from Exhibit 10.8 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-12387).(1)
 10.9       --   Tenneco Automotive Inc. Change of Control Severance Benefits
                 Plan for Key Executives (incorporated herein by reference
                 from Exhibit 10.13 of the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).(1)
 10.10      --   Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                 Registration Statement on Form S-4, Reg. No. 333-93757).(1)
 10.11      --   Tenneco Automotive Inc. Key Executive Pension Plan
                 (incorporated herein by reference from Exhibit 10.15 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).(1)
 10.12      --   Tenneco Automotive Inc. Deferred Compensation Plan
                 (incorporated herein by reference from Exhibit 10.16 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).(1)
 10.13      --   Tenneco Automotive Inc. Supplemental Executive Retirement
                 Plan (incorporated herein by reference from Exhibit 10.17 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-12387).(1)

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
 10.14      --   Release Agreement dated as of October 18, 1999 by and
                 between Dana G. Mead and Tenneco Management Company and
                 Modification of Release Agreement dated as of October 18,
                 1999 among Dana G. Mead, Tenneco Automotive Inc. and Tenneco
                 Management Company (incorporated herein by reference from
                 Exhibit 10.18 of the registrant's Quarterly Report on Form
                 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).(1)
*10.15      --   Release Agreement dated as of September 17, 1999 by and
                 between Robert T. Blakely and Tenneco Management Company and
                 Modification of Release Agreement dated as of September 17,
                 1999 among Robert T. Blakely, Tenneco Automotive Inc. and
                 Tenneco Management Company.(1)
 10.16      --   Agreement, dated as of April 12, 1999, among the registrant,
                 Tenneco Management Company, Tenneco Packaging Inc. and Paul
                 T. Stecko (incorporated herein by reference from Exhibit
                 10.30 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-12387).(1)
 10.17      --   Human Resources Agreement by and between Tenneco Automotive
                 Inc. and Tenneco Packaging Inc. dated November 4, 1999
                 (incorporated herein by reference to Exhibit 99.1 to the
                 registrant's Current Report on Form 8-K dated November 4,
                 1999, File No. 1-12387).
 10.18      --   Tax Sharing Agreement by and between Tenneco Automotive Inc.
                 and Tenneco Packaging Inc. dated November 3, 1999
                 (incorporated herein by reference to Exhibit 99.2 to the
                 registrant's Current Report on Form 8-K dated November 4,
                 1999, File No. 1-12387).
 10.19      --   Amended and Restated Transition Services Agreement by and
                 between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                 dated as of November 4, 1999 (incorporated herein by
                 reference from Exhibit 10.21 of the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-12387).
 10.20      --   Purchase Agreement among Salomon Smith Barney Inc., the
                 other Initial Purchasers as named therein and Tenneco Inc.
                 dated October 8, 1999 (incorporated herein by reference from
                 Exhibit 10.18 of the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
 10.21      --   Registration Rights Agreement among Tenneco Inc., the
                 Guarantors named therein, Salomon Smith Barney Inc. and the other Initial Purchasers named therein dated October 14,
                 1999 (incorporated herein by reference from Exhibit 10.19 of the registrant's Registration Statement on Form S-4, Reg.
                 No. 333-93757).
 10.22      --   Assumption Agreement among Tenneco Automotive Operating
                 Company Inc., Tenneco International Holding Corp., Tenneco
                 Global Holdings Inc., The Pullman Company, Clevite
                 Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                 and the other Initial Purchasers listed in the Purchase
                 Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.20 of the registrant's
                 Registration Statement on Form S-4, Reg. No. 333-93757).
*10.23      --   Letter Agreement between Tenneco Automotive Inc. and Richard
                 P. Schneider dated as of December 12, 1996.(1)
*10.24      --   Letter Agreement between Tenneco Automotive Inc. and Mark P.
                 Frissora dated as of January 11, 2000.(1)

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
 11         --   None.
*12         --   Statement of Ratio of Earnings to Fixed Charges -- December
                 31, 1999, 1998, 1997, 1996 and 1995.
 13         --   None.
 16         --   None.
 18         --   None.
*21         --   List of subsidiaries of the registrant.
 22         --   None.
*23         --   Consent of Arthur Andersen LLP.
*24         --   Power of Attorney of Mark P. Frissora, Mark A. McCollum,
                 Kenneth R. Trammell, Dana G. Mead, Sir David Plastow, M.
                 Kathryn Eickhoff, Mark Andrews, Roger B. Porter, Paul T.
                 Stecko and David B. Price, Jr.
 26         --   None.
*27.1       --   Financial Data Schedule -- Fiscal Year Ended December 31,
                 1999.
*27.2       --   Financial Data Schedule -- Fiscal Year Ended December 31,
                 1998.
*27.3       --   Financial Data Schedule -- Fiscal Year Ended December 31,
                 1997.
 99         --   None.

-------------------------
(1) Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          TENNECO AUTOMOTIVE INC.

                                          By      /s/ MARK P. FRISSORA*
                                            ------------------------------------
                                                      Mark P. Frissora
                                            Chairman and Chief Executive Officer

Date: March 23, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on March 23, 2000.

                       SIGNATURE                                                 TITLE
                       ---------                                                 -----
                 /s/ MARK P. FRISSORA*                         Chairman and Chief Executive Officer and
--------------------------------------------------------       Director (principal executive officer)
                    Mark P. Frissora

                 /s/ MARK A. MCCOLLUM*                         Senior Vice President and Chief Financial
--------------------------------------------------------       Officer (principal financial officer)
                    Mark A. McCollum

                /s/ KENNETH R. TRAMMELL*                       Vice President and Controller (principal
--------------------------------------------------------       accounting officer)
                  Kenneth R. Trammell

                   /s/ DANA G. MEAD*                           Director
--------------------------------------------------------
                      Dana G. Mead

                 /s/ SIR DAVID PLASTOW*                        Director
--------------------------------------------------------
                   Sir David Plastow

                /s/ M. KATHRYN EICKHOFF*                       Director
--------------------------------------------------------
                  M. Kathryn Eickhoff

                   /s/ MARK ANDREWS*                           Director
--------------------------------------------------------
                      Mark Andrews

                  /s/ ROGER B. PORTER*                         Director
--------------------------------------------------------
                    Roger B. Porter

                  /s/ PAUL T. STECKO*                          Director
--------------------------------------------------------
                     Paul T. Stecko

                /s/ DAVID B. PRICE, JR.*                       Director
--------------------------------------------------------
                  David B. Price, Jr.

              *By: /s/ TIMOTHY R. DONOVAN
     ----------------------------------------------
                   Timothy R. Donovan
                    Attorney in fact