Form 10-Q
period 2000-03-31
TENNECO AUTOMOTIVE INC
filed 2000-05-15
CIK 1024725

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                   FORM 10-Q

(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period Ended March 31, 2000
                                         OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                           Commission File Number 1-12387

                            TENNECO AUTOMOTIVE INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0515284
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)

 500 NORTH FIELD DRIVE, LAKE FOREST, ILLINOIS                      60045
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

Common Stock, par value $.01 per share: 33,978,558 shares as of March 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
  Tenneco Automotive Inc. and Consolidated Subsidiaries --
     Report of Independent Public Accountants...............       4
     Statements of Income (Loss)............................       5
     Balance Sheets.........................................       6
     Statements of Cash Flows...............................       7
     Statements of Changes in Shareholders' Equity..........       8
     Statements of Comprehensive Income (Loss)..............       9
     Notes to Financial Statements..........................      10
  Item 2. Management's Discussion and Analysis of Financial
     Condition and
     Results of Operations..................................      22
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................      32

PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings.................................       *
  Item 2. Changes in Securities.............................      33
  Item 3. Defaults Upon Senior Securities...................       *
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................       *
  Item 5. Other Information.................................      33
  Item 6. Exhibits and Reports on Form 8-K..................      33

---------------

* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q contains forward-looking statements regarding, among other things, our prospects and business strategies. The words "will," "believes," "should," "plans," "expects," and "estimates," and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

     - general economic, business and market conditions;

     - the impact of consolidation among automotive parts suppliers and customers on our ability to compete;

     - operating hazards associated with our business;

     - changes in consumer demand and preferences for automobiles and automotive parts, as well as changes in automobile manufacturers' actual and forecasted requirements for our products;

     - changes in distribution channels or competitive conditions in the markets and countries where we operate, including the impact of changes in distribution channels for aftermarket products on our ability to increase or maintain aftermarket sales;

     - cyclicality of automotive production and sales;

     - material substitution;

     - labor disruptions at our facilities or at any of our significant customers or suppliers;

     - economic, exchange rate and political conditions in the foreign countries where we operate or sell our products;

     - customer acceptance of new products;

     - new technologies that reduce the demand for certain of our products or otherwise render them obsolete;

     - our ability to integrate operations of acquired businesses quickly and in a cost effective manner;

     - our ability to successfully transition as a stand-alone company;

     - our ability to realize our business strategy of improving operating performance;

     - capital availability or costs, including changes in interest rates, market perceptions of the industries in which we operate or ratings of securities;

     - changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;

     - the impact of changes in and compliance with laws and regulations, including environmental laws and regulations, and environmental liabilities in excess of the amount reserved; and

     - the occurrence or non-occurrence of circumstances beyond our control.

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tenneco Automotive Inc.:

     We have reviewed the consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of March 31, 2000, and the related consolidated statements of income and cash flows for the three-month period ended March 31, 2000. These financial statements are the responsibility of Tenneco Automotive Inc.'s management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP
Chicago, Illinois
May 8, 2000

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                          STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                --------------------------
                                                                   2000           1999
                                                                -----------    -----------
                                                                  (MILLIONS EXCEPT SHARE
                                                                  AND PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenue...........................    $       882    $       789
                                                                -----------    -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation shown below).....            672            585
  Engineering, research, and development....................             15             11
  Selling, general, and administrative......................            110            105
  Depreciation and amortization.............................             39             35
                                                                -----------    -----------
                                                                        836            736
                                                                -----------    -----------
OTHER INCOME (EXPENSE)......................................              1              2
                                                                -----------    -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY
  INTEREST..................................................             47             55
  Interest expense (net of interest capitalized)............             45             19
  Income tax expense (benefit)..............................             (1)            14
  Minority interest.........................................              2              6
                                                                -----------    -----------
INCOME FROM CONTINUING OPERATIONS...........................              1             16
Income (loss) from discontinued operations, net of income
  tax.......................................................             --           (166)
                                                                -----------    -----------
Income (loss) before extraordinary loss.....................              1           (150)
Extraordinary loss, net of income tax.......................             --             (7)
                                                                -----------    -----------
Income (loss) before cumulative effect of change in
  accounting principle......................................              1           (157)
Cumulative effect of change in accounting principle, net of
  income tax................................................             --           (134)
                                                                -----------    -----------
NET INCOME (LOSS)...........................................    $         1    $      (291)
                                                                ===========    ===========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding --
  Basic.....................................................     33,672,112     33,348,701
  Diluted...................................................     33,904,365     33,436,119
Basic earnings (loss) per share of common stock --
  Continuing operations.....................................    $       .03    $       .47
  Discontinued operations...................................             --          (4.99)
  Extraordinary loss........................................             --           (.20)
  Cumulative effect of change in accounting principle.......             --          (4.00)
                                                                -----------    -----------
                                                                $       .03    $     (8.72)
                                                                ===========    ===========
Diluted earnings (loss) per share of common stock --
  Continuing operations.....................................    $       .03    $       .47
  Discontinued operations...................................             --          (4.99)
  Extraordinary loss........................................             --           (.20)
  Cumulative effect of change in accounting principle.......             --          (4.00)
                                                                -----------    -----------
                                                                $       .03    $     (8.72)
                                                                ===========    ===========
Cash dividends per share of common stock....................    $       .05    $      1.50
                                                                ===========    ===========

  The accompanying notes to financial statements are an integral part of these statements of income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                MARCH 31,    DECEMBER 31,
                                                                  2000           1999
                                                                ---------    ------------
                                                                       (MILLIONS)
                           ASSETS
Current assets:
  Cash and temporary cash investments.......................     $   53         $   84
  Receivables --
     Customer notes and accounts, net.......................        613            557
     Other..................................................         32             14
  Inventories --
     Finished goods.........................................        219            215
     Work in process........................................         89             86
     Raw materials..........................................         70             73
     Materials and supplies.................................         37             38
  Deferred income taxes.....................................         60             59
  Prepayments and other.....................................         78             75
                                                                 ------         ------
                                                                  1,251          1,201
                                                                 ------         ------
Other assets:
  Long-term notes receivable, net...........................         22             20
  Goodwill and intangibles, net.............................        486            495
  Deferred income taxes.....................................         13             13
  Pension assets............................................         31             31
  Other.....................................................        145            146
                                                                 ------         ------
                                                                    697            705
                                                                 ------         ------
Plant, property, and equipment, at cost.....................      1,914          1,923
  Less -- Reserves for depreciation and amortization........        901            886
                                                                 ------         ------
                                                                  1,013          1,037
                                                                 ------         ------
                                                                 $2,961         $2,943
                                                                 ======         ======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities on long-term
     debt)..................................................     $   77         $   56
  Trade payables............................................        383            348
  Accrued taxes.............................................         22             20
  Accrued interest..........................................         47             29
  Accrued liabilities.......................................        139            149
  Other.....................................................         46             61
                                                                 ------         ------
                                                                    714            663
                                                                 ------         ------
Long-term debt..............................................      1,571          1,578
                                                                 ------         ------
Deferred income taxes.......................................        106            108
                                                                 ------         ------
Postretirement benefits.....................................        127            125
                                                                 ------         ------
Deferred credits and other liabilities......................         33             31
                                                                 ------         ------
Commitments and contingencies
Minority interest...........................................         17             16
                                                                 ------         ------
Shareholders' equity:
  Common stock..............................................         --             --
  Premium on common stock and other capital surplus.........      2,721          2,721
  Accumulated other comprehensive income (loss).............       (207)          (179)
  Retained earnings (accumulated deficit)...................     (1,881)        (1,880)
                                                                 ------         ------
                                                                    633            662
  Less -- Shares held as treasury stock, at cost............        240            240
                                                                 ------         ------
                                                                    393            422
                                                                 ------         ------
                                                                 $2,961         $2,943
                                                                 ======         ======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                              ------------
                                                              2000    1999
                                                              ----    ----
                                                               (MILLIONS)
OPERATING ACTIVITIES
Income from continuing operations...........................  $  1    $ 16
Adjustments to reconcile income from continuing operations
  to cash provided
  (used) by continuing operations --
  Depreciation and amortization.............................    39      35
  Deferred income taxes.....................................    --       9
  (Gain) loss on sale of businesses and assets, net.........    --       1
  Changes in components of working capital --
     (Increase) decrease in receivables.....................   (71)    (86)
     (Increase) decrease in inventories.....................   (13)    (30)
     (Increase) decrease in prepayments and other current
      assets................................................    (4)     --
     Increase (decrease) in payables........................    50      49
     Increase (decrease) in accrued taxes...................   (11)    (19)
     Increase (decrease) in accrued interest................    17      31
     Increase (decrease) in other current liabilities.......   (13)    (33)
  Other.....................................................     1     (25)
                                                              ----    ----
Cash provided (used) by continuing operations...............    (4)    (52)
Cash provided (used) by discontinued operations.............    --       1
                                                              ----    ----
Net cash provided (used) by operating activities............    (4)    (51)
                                                              ----    ----
INVESTING ACTIVITIES
Net proceeds related to the sale of discontinued
  operations................................................    --       3
Net proceeds from sale of assets............................     2       5
Expenditures for plant, property, and equipment.............   (34)    (33)
Acquisitions of businesses..................................    --      (3)
Expenditures for plant, property, and equipment and business
  acquisitions -- discontinued operations...................    --     (53)
Investments and other.......................................    (4)      4
                                                              ----    ----
Net cash provided (used) by investing activities............   (36)    (77)
                                                              ----    ----
NET CASH PROVIDED (USED) BEFORE FINANCING
  ACTIVITIES -- CONTINUING OPERATIONS.......................   (40)    (79)
FINANCING ACTIVITIES
Issuance of common and treasury stock.......................    --      12
Purchase of common stock....................................    --      (4)
Retirement of long-term debt................................    --     (29)
Net increase (decrease) in short-term debt excluding current
  maturities on long-term debt..............................    13     204
Dividends (common)..........................................    (2)    (51)
                                                              ----    ----
Net cash provided (used) by financing activities............    11     132
                                                              ----    ----
Effect of foreign exchange rate changes on cash and
  temporary cash investments................................    (2)     (2)
                                                              ----    ----
Increase (decrease) in cash and temporary cash
  investments...............................................   (31)      2
Cash and temporary cash investments, January 1..............    84      29
                                                              ----    ----
Cash and temporary cash investments, March 31 (Note)........  $ 53    $ 31
                                                              ====    ====
Cash paid during the period for interest....................  $ 29    $ 37
Cash paid during the period for income taxes (net of
  refunds)..................................................  $ 15    $ 17

---------------
NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to financial statements are an integral part of these statements of cash flows.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED MARCH 31,
                                                 ---------------------------------------------
                                                         2000                     1999
                                                 ---------------------    --------------------
                                                   SHARES      AMOUNT       SHARES      AMOUNT
                                                 ----------    -------    ----------    ------
                                                        (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1..............................  34,970,485    $    --    34,734,039    $   --
  Issued pursuant to benefit plans.............     306,446         --        27,197        --
                                                 ----------    -------    ----------    ------
Balance March 31...............................  35,276,931         --    34,761,236        --
                                                 ==========    -------    ==========    ------
PREMIUM ON COMMON STOCK AND OTHER CAPITAL
  SURPLUS
Balance January 1..............................                  2,721                   2,712
  Premium on common stock issued pursuant to
     benefit plans.............................                     --                       3
                                                               -------                  ------
Balance March 31...............................                  2,721                   2,715
                                                               -------                  ------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance January 1..............................                   (179)                    (91)
  Other comprehensive income (loss)............                    (28)                    (77)
                                                               -------                  ------
Balance March 31...............................                   (207)                   (168)
                                                               -------                  ------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1..............................                 (1,880)                    142
  Net income (loss)............................                      1                    (291)
  Dividends on common stock....................                     (2)                    (51)
                                                               -------                  ------
Balance March 31...............................                 (1,881)                   (200)
                                                               -------                  ------
LESS -- COMMON STOCK HELD AS TREASURY STOCK,
  AT COST
Balance January 1..............................   1,298,373        240     1,351,535       259
  Shares acquired..............................          --         --           212        --
  Shares issued pursuant to benefit and
     dividend reinvestment plans...............          --         --       (42,772)       (8)
                                                 ----------    -------    ----------    ------
Balance March 31...............................   1,298,373        240     1,308,975       251
                                                 ==========    -------    ==========    ------
Total..........................................                $   393                  $2,096
                                                               =======                  ======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED MARCH 31,
                                       ----------------------------------------------------------------
                                                    2000                              1999
                                       ------------------------------    ------------------------------
                                        ACCUMULATED                       ACCUMULATED
                                           OTHER                             OTHER
                                       COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE
                                          INCOME           INCOME           INCOME           INCOME
                                       -------------    -------------    -------------    -------------
                                                                  (MILLIONS)
NET INCOME (LOSS)....................                       $   1                             $(291)
                                                            -----                             -----
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)

CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1..................      $(176)                            $ (82)
     Translation of foreign currency
       statements....................        (28)             (28)             (77)             (77)
                                           -----                             -----
  Balance March 31...................       (204)                             (159)
                                           -----                             -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance January 1..................         (3)                               (9)
     Additional minimum pension
       liability adjustments.........         --               --               --               --
                                           -----                             -----
  Balance March 31...................         (3)                               (9)
                                           -----                             -----
Balance March 31.....................      $(207)                            $(168)
                                           =====            -----            =====            -----
Other comprehensive income (loss)....                         (28)                              (77)
                                                            -----                             -----
COMPREHENSIVE INCOME (LOSS)..........                       $ (27)                            $(368)
                                                            =====                             =====

      The accompanying notes to financial statements are an integral part of these statements of comprehensive income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

     (1) Tenneco Automotive Inc. was known as Tenneco Inc. before the spin-off, on November 4, 1999, of our packaging business, as described in Note 2. In these notes, when we discuss Tenneco we mean Tenneco Inc. and its subsidiaries before the spin-off and Tenneco Automotive Inc. and its subsidiaries after the spin-off.

     In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Tenneco's financial position, results of operations, cash flows, changes in shareholders' equity, and comprehensive income for the periods indicated. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

     Our consolidated financial statements include all majority-owned subsidiaries. We carry investments in 20% to 50% owned companies where we have the ability to exert significant influence over operating and financial policies at cost plus equity in undistributed earnings and cumulative translation adjustments since date of acquisition. We have no investments in 20% to 50% owned companies where we do not carry the investment at cost plus equity in undistributed earnings.

     We have reclassified prior year's financial statements where appropriate to conform to 2000 presentations.

     In the first quarter of 2000 we changed how we record "pass through" sales of some catalytic converter components. "Pass through" sales occur when we purchase these components from suppliers, use the components in our manufacturing process and sell the components to our customers as part of the completed catalytic converter. In the past, we recorded "pass through" sales as a component of cost of sales. We now record them as part of net sales. Relationships with customers have begun to change where we now take title to these components in the manufacturing process. Additionally, we believe that our competitors in the automotive parts industry already follow this practice so this change is consistent with industry practice and will permit improved comparability with these companies. As a result of the change, our sales increased $50 million in the first quarter of 2000, with no impact on our earnings before interest and taxes. Had these components been recorded on a comparable basis in the first quarter of 1999, net sales would have been $18 million higher.

     (2) In July 1998, the Board of Directors authorized management to develop a broad range of strategic alternatives to separate the automotive, paperboard packaging, and specialty packaging businesses. Subsequently, we completed the following actions:

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

     - On November 4, 1999, we completed the spin-off of the common stock of Tenneco Packaging Inc., now known as Pactiv Corporation, to our shareholders. Pactiv included all of the businesses that made up our specialty packaging segment, as well as our remaining interest in the containerboard joint venture, and our administrative services operations.

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

     (3) The results of operations for the three months ended March 31, 1999, for our discontinued specialty packaging business were:

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 1999
                                                              ------------------
                                                                  (MILLIONS)
Net sales and operating revenues............................         $666
                                                                     ====
Income before income taxes and interest allocation..........         $ 45
Income tax (expense) benefit................................          (16)
                                                                     ----
Income before interest allocation...........................           29
Allocated interest expense, net of income tax...............          (23)
                                                                     ----
Income from discontinued operations.........................         $  6
                                                                     ====

     The results of operations for the three months ended March 31, 1999, for our discontinued paperboard packaging business were:

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 1999
                                                              ------------------
                                                                  (MILLIONS)
Net sales and operating revenues............................        $ 392
                                                                    =====
Income (loss) before income taxes and interest allocation
  Operations................................................        $  18
  Loss on containerboard sale...............................         (293)
                                                                    -----
                                                                     (275)
Income tax (expense) benefit................................          108
                                                                    -----
Income before interest allocation...........................         (167)
Allocated interest expense, net of income tax...............           (5)
                                                                    -----
Loss from discontinued operations...........................        $(172)
                                                                    =====

     Our practice is to incur indebtedness for our consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and to centrally manage various cash functions. Consequently, our corporate debt was allocated to discontinued operations based upon the ratio of the discontinued operations' net assets to our consolidated net assets plus debt. We have allocated interest expense, net of tax, to our discontinued operations based on the same allocation methodology.

     (4) We adopted plans to restructure portions of our operations in both 1998 and 1999. In the fourth quarter of 1998, our Board of Directors approved an extensive restructuring plan designed to reduce administrative and operational overhead costs. We recorded a pre-tax charge to income from continuing operations in that quarter of $53 million, $34 million after-tax, or $1.02 per diluted common share. Of the pre-tax charge, for operational restructuring plans, $36 million related to the consolidation of the manufacturing and distribution operations of our North American aftermarket business. A staff and related cost reduction plan, which covered employees in both the operating units and corporate operations, cost $17 million.

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

     As of March 31, 2000, we have completed the restructuring actions with respect to the 1998 plan, with the exception of the final disposal of certain assets and final payment of some severance benefits. The North American aftermarket business closed one plant location and one distribution center in the first quarter. All positions expected to be eliminated as a result of the plan have been eliminated.

     In the fourth quarter of 1999, our Board of Directors approved a restructuring plan designed to further reduce operational overhead costs. We recorded a pre-tax charge to income from continuing operations in that quarter of $55 million, $50 million after-tax, or $1.50 per diluted common share.

     The charge includes $37 million recorded in Europe to close a ride control manufacturing facility and an exhaust just-in-time plant, close or downsize four aftermarket distribution centers, and reduce administrative overhead by reducing management employment; $15 million to close a North American exhaust manufacturing facility; and $3 million for employment reductions in South America and Asia. In total, the plan involves eliminating approximately 780 positions. We wrote down the fixed assets at the locations to be closed to their fair value, less costs to sell, in the fourth quarter of 1999. We estimated the fair value for buildings using external real estate valuations or a review of recent sales prices for like buildings in the area surrounding the plant to be closed. As a result of the single-purpose nature of the machinery and equipment to be disposed of, fair value was estimated at scrap value less cost to dispose in most cases. For certain machines which have value in the used equipment market, engineers estimated value based on recent sales of like machines. We expect to receive net cash proceeds of approximately $11 million when we dispose of these assets. The effect of suspending depreciation for these impaired assets is a reduction in depreciation and amortization expense of approximately $3 million on an annual basis. We expect to complete all restructuring activities by the middle of 2001.

     As of March 31, 2000, approximately 485 employees have been terminated under the 1999 plan. These reductions happened primarily at the North American exhaust manufacturing facility which was closed during the first quarter, except for one production line which remains open at our customer's request. This line will be shut down during the third quarter of 2000. All restructuring actions are being completed in accordance with our initial restructuring plan.

     Amounts related to the 1998 and 1999 restructuring plans are shown in the following table:

                                                     DECEMBER 31, 1999      2000      MARCH 31, 2000
                                                       RESTRUCTURING        CASH      RESTRUCTURING
                                                          RESERVE         PAYMENTS       RESERVE
                                                     -----------------    --------    --------------
Severance..........................................         $26             $ 3            $23
Facility exit costs................................           2               1              1
                                                            ---             ---            ---
                                                            $28             $ 4            $24
                                                            ===             ===            ===

     (5) We are party to various legal proceedings arising from our operations. We believe that the outcome of these proceedings, individually and in the aggregate, will have no material effect on our financial position or results of operations.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     (6) We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We have provided reserves for compliance with these laws and regulations where it is probable that a liability exists and where we can make a reasonable estimate of the liability. The estimated liabilities recorded are subject to change as more information becomes available regarding the magnitude of possible costs and the timing, varying costs, and effectiveness of alternative technologies. However, we believe that any additional costs that may arise as more information becomes available will not have a material effect on our financial condition or results of operations.

     (7) In the first quarter of 1999, we recognized an extraordinary loss for extinguishment of debt of $7 million (net of a $3 million income tax benefit), or $.20 per diluted common share. The loss related to early retirement of debt in connection with the sale of the containerboard assets.

     (8) In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities," which requires costs of start-up activities to be expensed as incurred. This statement was effective for fiscal years beginning after December 15, 1998. The statement requires previously capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Prior to January 1, 1999, we capitalized certain costs related to start-up activities, primarily pre-production design and development costs for new original equipment automobile platforms. We adopted SOP 98-5 on January 1, 1999, and recorded an after-tax charge for the cumulative effect of this change in accounting principle of $102 million (net of a $50 million tax benefit), or $3.05 per diluted common share.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. We are currently evaluating the new standard and have not yet determined the impact it will have on our financial positions or results of operations.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     (9) Earnings (loss) per share of common stock outstanding were computed as follows:

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                --------------------------
                                                                   2000           1999
                                                                -----------    -----------
                                                                (MILLIONS EXCEPT SHARE AND
                                                                    PER SHARE AMOUNTS)
Basic Earnings Per Share--
  Income from continuing operations.........................    $         1    $        16
                                                                ===========    ===========
  Average shares of common stock outstanding................     33,672,112     33,348,701
                                                                ===========    ===========
  Earnings from continuing operations per average share of
     common stock...........................................    $       .03    $       .47
                                                                ===========    ===========
Diluted Earnings Per Share--
  Income from continuing operations.........................    $         1    $        16
                                                                ===========    ===========
  Average shares of common stock outstanding................     33,672,112     33,348,701
  Effect of dilutive securities:
     Restricted stock.......................................         47,274         17,040
     Stock options..........................................         30,291             --
     Performance shares.....................................        154,688         70,378
                                                                -----------    -----------
  Average shares of common stock outstanding including
     dilutive securities....................................     33,904,365     33,436,119
                                                                ===========    ===========
  Earnings from continuing operations per average share of
     common stock...........................................    $       .03    $       .47
                                                                ===========    ===========

     (10)  We are a global manufacturer with two geographic reportable segments:
North America and Europe. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. We evaluate segment performance based primarily on income before interest expense, income taxes, and minority interest. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     The following table summarizes certain Tenneco segment information:

                                                                    SEGMENT
                                            --------------------------------------------------------
                                                                              RECLASS
                                            NORTH AMERICA   EUROPE   OTHER    & ELIMS   CONSOLIDATED
                                            -------------   ------   ------   -------   ------------
                                                                   (MILLIONS)
AT MARCH 31, 2000, AND FOR THE THREE
  MONTHS THEN ENDED
Revenues from external customers..........     $  514       $  294   $   74    $ --        $  882
Intersegment revenues.....................          3            9        3     (15)           --
Income before interest, income taxes, and
  minority interest.......................         34           12        1      --            47
Total assets..............................      1,195          961      845     (40)        2,961

FOR THE THREE MONTHS ENDED MARCH 31, 1999
Revenues from external customers..........     $  417       $  312   $   60    $ --        $  789
Intersegment revenues.....................          1            8        3     (12)           --
Income (loss) before interest, income
  taxes, and minority interest............         33           26       (4)     --            55
Income (loss) from discontinued
  operations..............................         --           --     (166)     --          (166)
Extraordinary loss........................         --           --       (7)     --            (7)
Cumulative effect of change in accounting
  principle...............................        (65)         (32)     (37)     --          (134)

     (11) Supplemental guarantor condensed financial statements are presented below:

Basis of Presentation

     We issued senior subordinated notes due 2009 as a component of a plan to realign our debt in connection with the spin-off. You should also read Note 2 for further discussion of the spin-off and debt realignment of the notes and related guarantee. All of our existing and future material domestic wholly-owned subsidiaries (the "Guarantor Subsidiaries") fully and unconditionally guarantee the notes on a joint and several basis. We believe separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries would not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

     Included in the financial information of the Guarantor Subsidiaries for each period presented are the financial position and results of operations of a domestic subsidiary, Tenneco International Holding Corp., which had issued preferred stock to a third party. The preferred stock was redeemed in the fourth quarter of 1999.

     These condensed consolidating financial statements are presented on the equity method. Under this method our investments are recorded at cost and adjusted for our ownership share of a subsidiary's cumulative results of operations, capital contributions and distributions, and other equity changes. The balance sheet caption "Investment in affiliated companies" includes investments in continuing and discontinued subsidiaries. You should read the condensed consolidating financial statements of the Guarantor Subsidiaries in connection with our consolidated financial statements and related notes of which this note is an integral part.

Distributions

     There are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to us.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                       FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                         ----------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                          GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                         SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                         ------------   ------------   ---------------   -------   ------------
                                                                       (MILLIONS)
REVENUES
  Net sales and operating revenues --
    External...........................      $423           $459            $ --          $ --         $882
    Affiliated companies...............        19             19              --           (38)          --
                                             ----           ----            ----          ----         ----
                                              442            478              --           (38)         882
                                             ----           ----            ----          ----         ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
    depreciation shown below)..........       333            377              --           (38)         672
  Engineering, research, and
    development........................         8              7              --            --           15
  Selling, general, and
    administrative.....................        62             48              --            --          110
  Depreciation and amortization........        20             19              --            --           39
                                             ----           ----            ----          ----         ----
                                              423            451              --           (38)         836
                                             ----           ----            ----          ----         ----
OTHER INCOME, NET......................         1             --              --            --            1
                                             ----           ----            ----          ----         ----
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST, AND
  EQUITY IN NET INCOME FROM CONTINUING
  OPERATIONS OF AFFILIATED COMPANIES...        20             27              --            --           47
  Interest expense --
    External (net of interest
      capitalized).....................        (1)             3              43            --           45
    Affiliated companies (net of
      interest income).................        24              3             (27)           --           --
  Income tax expense (benefit).........        (3)             8              (5)           (1)          (1)
  Minority interest....................        --              2              --            --            2
                                             ----           ----            ----          ----         ----
                                               --             11             (11)            1            1
  Equity in net income (loss) from
    continuing operations of affiliated
    companies..........................        10             --              12           (22)          --
                                             ----           ----            ----          ----         ----
INCOME (LOSS) FROM CONTINUING
  OPERATIONS...........................        10             11               1           (21)           1
Income (loss) from discontinued
  operations, net of income tax........        --             --              --            --           --
                                             ----           ----            ----          ----         ----
Income (loss) before extraordinary
  loss.................................        10             11               1           (21)           1
Extraordinary loss, net of income
  tax..................................        --             --              --            --           --
                                             ----           ----            ----          ----         ----
Income (loss) before cumulative effect
  of change in accounting principle....        10             11               1           (21)           1
Cumulative effect of change in
  accounting principle, net of income
  tax..................................        --             --              --            --           --
                                             ----           ----            ----          ----         ----
NET INCOME (LOSS)......................        10             11               1           (21)           1
Preferred stock dividends..............        --             --              --            --           --
                                             ----           ----            ----          ----         ----
NET INCOME (LOSS) TO COMMON STOCK......      $ 10           $ 11            $  1          $(21)        $  1
                                             ====           ====            ====          ====         ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                        FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                          ----------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.   RECLASS
                                           GUARANTOR     NONGUARANTOR       (PARENT          &
                                          SUBSIDIARIES   SUBSIDIARIES      COMPANY)        ELIMS    CONSOLIDATED
                                          ------------   ------------   ---------------   -------   ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues --
    External............................      $342          $ 447            $  --         $ --        $ 789
    Affiliated companies................        21             18               --          (39)          --
                                              ----          -----            -----         ----        -----
                                               363            465               --          (39)         789
                                              ----          -----            -----         ----        -----
COSTS AND EXPENSES
  Cost of sales (exclusive of
    depreciation shown below)...........       266            358               --          (39)         585
  Engineering, research, and
    development.........................         6              5               --           --           11
  Selling, general, and
    administrative......................        51             54               --           --          105
  Depreciation and amortization.........        17             18               --           --           35
                                              ----          -----            -----         ----        -----
                                               340            435               --          (39)         736
                                              ----          -----            -----         ----        -----
OTHER INCOME, NET.......................         2             --               --           --            2
                                              ----          -----            -----         ----        -----
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INTEREST EXPENSE, INCOME TAXES,
  MINORITY INTEREST, AND EQUITY IN NET
  INCOME FROM CONTINUING OPERATIONS OF
  AFFILIATED COMPANIES..................        25             30               --           --           55
  Interest expense --
    External (net of interest
      capitalized)......................         1              5               13           --           19
    Affiliated companies (net of
      interest income)..................        19             --              (19)          --           --
  Income tax expense (benefit)..........         2              7                9           (4)          14
  Minority interest.....................        --             --               --            6            6
                                              ----          -----            -----         ----        -----
                                                 3             18               (3)          (2)          16
  Equity in net income (loss) from
    continuing operations of affiliated
    companies...........................        17             --               19          (36)          --
                                              ----          -----            -----         ----        -----
INCOME (LOSS) FROM CONTINUING
  OPERATIONS............................        20             18               16          (38)          16
Income (loss) from discontinued
  operations, net of income tax.........        --           (128)            (166)         128         (166)
                                              ----          -----            -----         ----        -----
Income (loss) before extraordinary
  loss..................................        20           (110)            (150)          90         (150)
Extraordinary loss, net of income tax...        --             (7)              (7)           7           (7)
                                              ----          -----            -----         ----        -----
Income (loss) before cumulative effect
  of change in accounting principle.....        20           (117)            (157)          97         (157)
Cumulative effect of change in
  accounting principle, net of income
  tax...................................       (64)           (70)            (134)         134         (134)
                                              ----          -----            -----         ----        -----
NET INCOME (LOSS).......................       (44)          (187)            (291)         231         (291)
Preferred stock dividends...............         6             --               --           (6)          --
                                              ----          -----            -----         ----        -----
NET INCOME (LOSS) TO COMMON STOCK.......      $(50)         $(187)           $(291)        $237        $(291)
                                              ====          =====            =====         ====        =====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                    MARCH 31, 2000
                                        ----------------------------------------------------------------------
                                                                          TENNECO
                                                                      AUTOMOTIVE INC.
                                         GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                        SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                        ------------   ------------   ---------------   -------   ------------
                                                                      (MILLIONS)
                ASSETS
Current assets:
  Cash and temporary cash
     investments......................     $   18         $   35          $   --        $    --      $   53
  Receivables.........................        632            372              35           (394)        645
  Inventories.........................        164            251              --             --         415
  Deferred income taxes...............         68             (8)             --             --          60
  Prepayments and other...............         32             46              --             --          78
                                           ------         ------          ------        -------      ------
                                              914            696              35           (394)      1,251
                                           ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated
     companies........................        249             --           2,342         (2,591)         --
  Notes and advances receivable from
     affiliates.......................      1,843             --           3,332         (5,175)         --
  Long-term notes receivable, net.....          5             17              --             --          22
  Goodwill and intangibles, net.......        329            157              --             --         486
  Deferred income taxes...............         --             13              --             --          13
  Pension assets......................         19             12              --             --          31
  Other...............................         72             46              27             --         145
                                           ------         ------          ------        -------      ------
                                            2,517            245           5,701         (7,766)        697
                                           ------         ------          ------        -------      ------
Plant, property, and equipment, at
  cost................................        894          1,020              --             --       1,914
     Less -- Reserves for depreciation
       and amortization...............        442            459              --             --         901
                                           ------         ------          ------        -------      ------
                                              452            561              --             --       1,013
                                           ------         ------          ------        -------      ------
                                           $3,883         $1,502          $5,736        $(8,160)     $2,961
                                           ======         ======          ======        =======      ======

           LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities on long-term debt)....     $    1         $  150          $  242        $  (316)     $   77
  Trade payables......................        137            309               5            (68)        383
  Accrued taxes.......................          4             18              --             --          22
  Other...............................        107             79              46             --         232
                                           ------         ------          ------        -------      ------
                                              249            556             293           (384)        714
Long-term debt........................      1,609              9           5,128         (5,175)      1,571
Deferred income taxes.................        129             55             (78)            --         106
Postretirement benefits and other
  liabilities.........................        136             24              --             --         160
Commitments and contingencies
Minority interest.....................         --             17              --             --          17
Shareholders' equity..................      1,760            841             393         (2,601)        393
                                           ------         ------          ------        -------      ------
                                           $3,883         $1,502          $5,736        $(8,160)     $2,961
                                           ======         ======          ======        =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                  DECEMBER 31, 1999
                                        ----------------------------------------------------------------------
                                                                          TENNECO
                                                                      AUTOMOTIVE INC.
                                         GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                        SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                        ------------   ------------   ---------------   -------   ------------
                                                                      (MILLIONS)
                ASSETS
Current assets:
  Cash and temporary cash
     investments......................     $   28         $   56          $   --        $    --      $   84
  Receivables.........................        665            316              18           (428)        571
  Inventories.........................        155            257              --             --         412
  Deferred income taxes...............         68             (9)             --             --          59
  Prepayments and other...............         34             41              --             --          75
                                           ------         ------          ------        -------      ------
                                              950            661              18           (428)      1,201
                                           ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated
     companies........................        266             --           2,365         (2,631)         --
  Notes and advances receivable from
     affiliates.......................      1,809             --           3,302         (5,111)         --
  Long-term notes receivable, net.....          3             17              --             --          20
  Goodwill and intangibles, net.......        331            164              --             --         495
  Deferred income taxes...............         --             13              --             --          13
  Pension assets......................         21             10              --             --          31
  Other...............................         67             52              27             --         146
                                           ------         ------          ------        -------      ------
                                            2,497            256           5,694         (7,742)        705
                                           ------         ------          ------        -------      ------
Plant, property, and equipment, at
  cost................................        888          1,035              --             --       1,923
  Less -- Reserves for depreciation
     and amortization.................        428            458              --             --         886
                                           ------         ------          ------        -------      ------
                                              460            577              --             --       1,037
                                           ------         ------          ------        -------      ------
                                           $3,907         $1,494          $5,712        $(8,170)     $2,943
                                           ======         ======          ======        =======      ======

           LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities on long-term debt)....     $    1         $  176          $  238        $  (359)     $   56
  Trade payables......................        138            268               6            (64)        348
  Accrued taxes.......................          6             15              (1)            --          20
  Other...............................        131             81              27             --         239
                                           ------         ------          ------        -------      ------
                                              276            540             270           (423)        663
Long-term debt........................      1,580             10           5,098         (5,110)      1,578
Deferred income taxes.................        131             55             (78)            --         108
Postretirement benefits and other
  liabilities.........................        130             26              --             --         156
Commitments and contingencies
Minority interest.....................         --             16              --             --          16
Shareholders' equity..................      1,790            847             422         (2,637)        422
                                           ------         ------          ------        -------      ------
                                           $3,907         $1,494          $5,712        $(8,170)     $2,943
                                           ======         ======          ======        =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                      THREE MONTHS ENDED MARCH 31, 2000
                                    ----------------------------------------------------------------------
                                                                      TENNECO
                                                                  AUTOMOTIVE INC.
                                     GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                    SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                    ------------   ------------   ---------------   -------   ------------
                                                                  (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities...........       $  8          $ (12)           $ --          $  --        $ (4)
                                        ----          -----            ----          -----        ----
INVESTING ACTIVITIES
Net proceeds related to the sale
  of discontinued operations.....         --             --              --             --          --
Net proceeds from sale of
  businesses and assets..........          2             --              --             --           2
Expenditures for plant, property,
  and equipment..................        (13)           (21)             --             --         (34)
Acquisitions of businesses.......         --             --              --             --          --
Expenditures for plant, property,
  and equipment and business
  acquisitions -- discontinued
  operations.....................         --             --              --             --          --
Investments and other............         (2)            (2)             --             --          (4)
                                        ----          -----            ----          -----        ----
Net cash provided (used) by
  investing activities...........        (13)           (23)             --             --         (36)
                                        ----          -----            ----          -----        ----
FINANCING ACTIVITIES
Issuance of common and treasury
  stock..........................         --             --              --             --          --
Purchase of common stock.........         --             --              --             --          --
Issuance of long-term debt.......         --             --              --             --          --
Retirement of long-term debt.....         --             --              --             --          --
Net increase (decrease) in
  short-term debt excluding
  current maturities on long-term
  debt...........................         34            (24)              3             --          13
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations.......        (39)            40              (1)            --          --
Dividends (common)...............         --             --              (2)            --          (2)
                                        ----          -----            ----          -----        ----
Net cash provided (used) by
  financing activities...........         (5)            16              --             --          11
                                        ----          -----            ----          -----        ----
Effect of foreign exchange rate
  changes on cash and temporary
  cash investments...............         --             (2)             --             --          (2)
                                        ----          -----            ----          -----        ----
Increase (decrease) in cash and
  temporary cash investments.....        (10)           (21)             --             --         (31)
Cash and temporary cash
  investments, January 1.........         28             56              --             --          84
                                        ----          -----            ----          -----        ----
Cash and temporary cash
  investments, March 31 (Note)...       $ 18          $  35            $ --          $  --        $ 53
                                        ====          =====            ====          =====        ====

---------------

NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                      THREE MONTHS ENDED MARCH 31, 1999
                                    ----------------------------------------------------------------------
                                                                      TENNECO
                                                                  AUTOMOTIVE INC.
                                     GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                    SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                    ------------   ------------   ---------------   -------   ------------
                                                          (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities............      $(44)          $ 35            $(42)         $ --         $(51)
                                        ----           ----            ----          ----         ----
INVESTING ACTIVITIES
Net proceeds related to the sale
  of discontinued operations......        --              3              --            --            3
Net proceeds from sale of
  businesses and assets...........         5             --              --            --            5
Expenditures for plant, property,
  and equipment...................       (16)           (17)             --            --          (33)
Acquisitions of businesses........        --             (3)             --            --           (3)
Expenditures for plant, property,
  and equipment and business
  acquisitions -- discontinued
  operations......................        --            (53)             --            --          (53)
Investments and other.............        (2)             4               2            --            4
                                        ----           ----            ----          ----         ----
Net cash provided (used) by
  investing activities............       (13)           (66)              2            --          (77)
                                        ----           ----            ----          ----         ----
FINANCING ACTIVITIES
Issuance of common and treasury
  stock...........................        --             --              12            --           12
Purchase of common stock..........        --             --              (4)           --           (4)
Issuance of long-term debt........        --             --              --            --           --
Retirement of long-term debt......        --            (33)              4            --          (29)
Net increase (decrease) in
  short-term debt excluding
  current maturities on long-term
  debt............................        --             28             176            --          204
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations........        57             40             (97)           --           --
Dividends (common)................        --             --             (51)           --          (51)
                                        ----           ----            ----          ----         ----
Net cash provided (used) by
  financing activities............        57             35              40            --          132
                                        ----           ----            ----          ----         ----
Effect of foreign exchange rate
  changes on cash and temporary
  cash investments................        --             (2)             --            --           (2)
                                        ----           ----            ----          ----         ----
Increase (decrease) in cash and
  temporary cash investments......        --              2              --            --            2
Cash and temporary cash
  investments, January 1..........         1             25               3            --           29
                                        ----           ----            ----          ----         ----
Cash and temporary cash
  investments, March 31 (Note)....      $  1           $ 27            $  3          $ --         $ 31
                                        ====           ====            ====          ====         ====

---------------

NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

      (The preceding notes are an integral part of the foregoing financial statements.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On November 4, 1999, Tenneco Inc. completed the spin-off of its packaging business, to shareholders leaving the automotive business as the sole remaining operating segment. Following the spin-off, Tenneco Inc. changed its name to Tenneco Automotive Inc. In this Management's Discussion and Analysis, when we discuss Tenneco we mean Tenneco Inc. and its consolidated subsidiaries before the spin-off and Tenneco Automotive Inc. and its consolidated subsidiaries after the spin-off.

     As you read the following review of our financial condition and results of operations, you should also read our financial statements and related notes beginning on page 4.

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

     - On November 4, 1999, We completed the spin-off of Tenneco Packaging Inc., now known as Pactiv Corporation, to our shareholders. Pactiv included all of the businesses that made up our specialty packaging operating segment as well as our remaining interest in the containerboard joint venture and our administrative services operations.

     As a result of this series of transactions, our former specialty and paperboard packaging operating segments are presented as discontinued operations in the accompanying financial statements. Note 3 to the financial statements contains more information about our discontinued operations.

     The morning following the spin-off, we completed a reverse stock split that had been approved by our shareholders in a special meeting held in October 1999. As a result, every five shares of our common stock were converted into one share of our new common stock.

     Before the spin-off, we realigned substantially all of our existing debt through a combination of tender offers, exchange offers, and other refinancings. To finance the debt realignment we borrowed under new credit facilities and issued subordinated debt. Pactiv also borrowed under new credit facilities and issued new publicly traded Pactiv debt in exchange for certain series of our publicly traded debt that was outstanding before the debt realignment. Note 2 to the financial statements contains more information about our debt and the debt realignment.

Results from Continuing Operations

     Net Sales and Operating Revenues

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ----------------------
                                                          2000   1999   % CHANGE
                                                          ----   ----   --------
                                                          (MILLIONS)
North America...........................................  $514   $417      23%
Europe..................................................   294    312      (6)
Rest of World...........................................    74     60      23
                                                          ----   ----
                                                          $882   $789      12
                                                          ====   ====

     The increase in revenues from our North American operations is primarily due to the strong North American original equipment manufacturers build rate and the change we made in the first quarter of 2000 with respect to how we record "pass through" catalytic converter sales.

     In the first quarter of 2000 we changed how we record "pass through" sales of some catalytic converter components. "Pass through" sales occur when we purchase these components from suppliers, use the components in our manufacturing process and sell the components to our customers as part of the completed catalytic converter. In the past, we recorded "pass through" sales as a component of cost of sales. We now record them as part of net sales. Relationships with customers have begun to change where we now take title to these components in the manufacturing process. Additionally, we believe that our competitors in the automotive parts industry already follow this practice so this change is consistent with industry practice and will permit improved comparability with these companies. As a result of the change, our sales increased $50 million in the first quarter of 2000, with no impact on our earnings before interest and taxes. Had these components been recorded on a comparable basis in the first quarter of 1999, net sales would have been $18 million higher.

     Excluding this change, revenues from our North American original equipment market increased 16 percent from the first quarter of 1999 to the same period in 2000. This increase is due primarily to exceptionally strong original equipment manufacturer production levels combined with our position on many top-selling light truck platforms. Revenues from our North American aftermarket business increased by $2 million in the first quarter of 2000 from the same period in 1999. Ride control sales to aftermarket customers increased 7 percent to $78 million primarily as a result of the introduction of our new premium Monroe Reflex(R) shock, which we began shipping to customers in November, 1999. This increase was partially offset by a 6 percent decrease to $54 million in exhaust sales to aftermarket customers due to the ongoing impact of declining replacement rates in the industry.

     European revenues decreased $18 million from the first quarter of 1999 to the first quarter of 2000 primarily due to the depreciation of the European currencies with respect to the US dollar. If foreign exchange rates had been the same during the first quarter of 2000 as they were in the first quarter of 1999, then our European revenues would have increased 4 percent. Higher exhaust unit sales to Peugeot, Volkswagen, Porsche and other European original equipment manufacturers increased revenues by $22 million. Excluding the currency impact, European aftermarket revenues decreased 6 percent in the first quarter of 2000 from the same period in 1999. The impact from the overall weakness in the Western European aftermarket and an unfavorable mix shift from higher margin premium branded products to lower margin entry level branded products was partially offset by the recovery in Russia and in Eastern Europe.

     Revenues from our operations in the rest of the world increased 21 percent in the first quarter of 2000 from the same period in the prior year. If South American foreign exchange rates had been the same during the first quarter of 2000 as they were in the first quarter of 1999, then revenues from our South American operations would have increased 42 percent in the first quarter. Increased aftermarket ride control product volumes and new original equipment exhaust product launches contributed $7 million of the increase in South American revenues. Revenues from our Australian operations in the first quarter of 2000 were essentially flat in comparison to the same period in the prior year while revenues from our Asian operations increased by

38 percent to $11 million during the quarter due to higher unit volume sales to both original equipment and aftermarket customers in China and Indonesia.

     Income Before Interest Expense, Income Taxes, and Minority Interest
("EBIT")

     We reported EBIT of $47 million in the first quarter of 2000, compared to $55 million in the same period in 1999. Reported results include costs and charges, shown in the following table, that have an effect on comparability of the results. Therefore, we isolated these costs and charges, consisting of stand alone company expenses from the reported results for the first quarter of 2000. To more effectively compare our operating results by segment, we will discuss "Operating Units Results" from 2000 compared to the "Reported Results" from 1999. The stand alone company expenses are explained in more detail following the discussion of our automotive operating units results in the sub-section - "Stand-Alone Company Expenses."

     In the following section, we discuss our operating units results excluding "stand-alone" expenses. Those results are shown by segment in the following table:

                                                             THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------------------------------
                                                              2000                   1999     % CHANGE
                                                 -------------------------------   --------   --------
                                                             STAND     OPERATING
                                                 REPORTED    ALONE       UNITS     REPORTED
                                                 RESULTS    EXPENSES    RESULTS    RESULTS
                                                 --------   --------   ---------   --------
                                                                 (MILLIONS)
North America..................................    $34        $ 9         $43        $34          26%
Europe.........................................     11          4          15         26         (42)
Rest of World..................................      2          1           3         (3)         NM
Previously unallocated Tenneco Inc. expenses...     --         --          --         (2)         NM
                                                   ---        ---         ---        ---
                                                   $47        $14         $61        $55           9
                                                   ===        ===         ===        ===

     Our North American EBIT improved 26 percent to $43 million in the first quarter of 2000 compared to the same period in the prior year. Higher aftermarket ride control volumes reflecting the launch of our new premium Monroe Reflex product and higher original equipment manufacturer production contributed $8 million of this increase. This was offset by unfavorable pricing and a mix shift from higher margin product sales to lower margin product sales in both our original equipment and aftermarket businesses, which reduced EBIT by $9 million. We also incurred a $3 million one-time cost associated with the closing our Culver, Indiana OE exhaust plant during the first quarter of 2000. These costs include activities such as the relocation of equipment and employee training programs that we could not accrue as restructuring costs. Lower fixed costs and savings realized from the 1998 restructuring program in our aftermarket operations contributed the remainder of the EBIT improvement.

     EBIT from our European operations decreased by 42 percent to $15 million in the first quarter of 2000. Lower aftermarket sales in the first quarter of 2000 decreased EBIT by $6 million. We also incurred $3 million in higher manufacturing costs and $1 million in higher distribution costs due to customer demand for more frequent deliveries from our aftermarket exhaust operations. Increased original equipment manufacturer volumes and benefits from lean manufacturing and total quality initiatives were more than offset by unfavorable mix and higher steel costs. Currency weakness in Europe also decreased operating results by $2 million. Similar to North America, we also incurred a $1 million one-time cost in the first quarter of 2000 related to the restructuring actions we announced in the fourth quarter of 1999.

     EBIT from our operations in South America, Australia and Asia improved in the first quarter of 2000 to $3 million compared to a loss of $3 million in the first quarter of the prior year. Excluding the $4 million foreign currency transaction loss that we incurred during the first quarter of 1999 in our Brazilian operations, EBIT increased $2 million. Price reductions to original equipment manufacturers and unfavorable mix were offset by stronger aftermarket volumes in the emerging markets of South America and Asia.

     EBIT as a Percentage of Revenue

     The following table shows EBIT as a percentage of revenue by segment. This EBIT percentage for the first quarter 2000 is calculated after excluding the stand alone expenses described below under "Stand-Alone Company Expense".

                                                                 THREE
                                                                MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                              -----------
                                                              2000   1999
                                                              ----   ----
North America...............................................    8%     8%
Europe......................................................    5%     8%
Rest of World...............................................    4%    (5)%
          Total Tenneco Automotive..........................    7%     7%

     In North America, EBIT as a percentage of revenue was relatively unchanged. Excluding the $50 million increase in revenues associated with the change in revenue recognition of pass-through catalytic converter sales, EBIT as a percentage of revenue would have been 9 percent. This increase is due primarily to increased operating efficiencies in the aftermarket operations as a result of the 1998 restructuring program and increased management focus on lowering our cost structure. European EBIT as a percentage of revenue decreased primarily due to lower aftermarket sales and unfavorable mix changes in both market channels. The improvement in EBIT margin from our operations in the rest of the world was due primarily to the $4 million foreign currency transaction loss that we incurred during the first quarter of 1999 in our Brazilian operations.

     "Stand-Alone" Company Expense

     We incurred $14 million of costs in the first quarter of 2000 associated with being a "stand-alone" company that are not reflected in the reported results from the first quarter of 1999. To improve comparability between the first quarters of 2000 and 1999, these costs have been identified and explained separately since they were not included in the 1999 results.

     These costs include the addition of functions necessary for Tenneco Automotive to operate as a public company as well as administrative costs for information technology and payroll and accounts payable services. We receive these information technology and payroll and accounts payable services from Pactiv under a contractual agreement entered into in connection with the spin-off of the packaging business. We currently estimate these stand-alone company expenses will be approximately $54 million annually. Of that amount, approximately $40 million relates to the services received under the contract with Pactiv. The contract extends for 24 months from the date of the spin-off. Subsequent to the spin-off Pactiv sold the payroll and accounts payable functions to a third party who will continue to provide those services under terms similar to the Pactiv arrangements, except that the term has been extended for an additional year.

     Interest Expense, Net of Interest Capitalized

     We reported interest expense for our continuing operations of $45 million during the first quarter of 2000, compared to $19 million during the same period in 1999. Interest expense allocated to discontinued operations was $44 million in 1999. The increase in our total interest expense is due primarily to our higher debt levels as a result of the spin-off of Pactiv last year. The new debt structure is explained in more detail in "Liquidity and Capital Resources" later in this Management's Discussion.

     Income Taxes

     Our effective tax rate during the first quarter of 1999 was 38 percent. Taxes in the first quarter of 2000, were a $1 million tax benefit. This reflects tax expenses offset by a benefit related to state taxes.

     Earnings Per Share

     Earnings from continuing operations per diluted common share were $.03 for the first quarter of 2000 compared to $.47 per diluted common share in the prior period. In the first quarter of 1999, we incurred a loss of $4.99 per diluted common share from discontinued operations and an extraordinary loss of $.20 per diluted common share due to the retirement of debt in connection with the sale of the containerboard assets. We also recorded an after-tax charge of $4.00 per diluted common share due to the cumulative effect of the changes in accounting with respect to start-up activities and customer acquisition costs. You should read Note 8 in the "Notes to Financial Statements" for more information.

     Option Purchase Offer

     On May 8, 2000, we initiated an offer to purchase from our employees stock options covering about 7 million shares of our common stock. These old stock options were issued before the spin-off of Pactiv, primarily from 1996 to 1998, by the prior management of Tenneco Inc. By the time of the spin-off and the change in management of our company, the exercise prices of these options had become substantially lower than the market price of Tenneco Inc.'s common stock. Upon the spin-off, these options held by continuing employees of our automotive operations were adjusted to maintain their economic value after giving effect to that transaction. Accordingly, as a newly independent stand-alone public company we emerged with a substantial number of underwater stock options. In order to be in a position to more effectively manage our outstanding equity in the future, we initiated the purchase offer. We will record a charge and make cash payments for the cost of this program. The cost of the program depends upon how many of the options we are able to purchase; if all options are purchased, the cost will be about $14 million before taxes.

     Restructuring Charges

     We adopted plans to restructure portions of our operations in both 1998 and 1999. In the fourth quarter of 1998, our Board of Directors approved an extensive restructuring plan designed to reduce administrative and operational overhead costs. We recorded a pre-tax charge to income from continuing operations in that quarter of $53 million, $34 million after-tax, or $1.02 per diluted common share. Of the pre-tax charge, for operational restructuring plans, $36 million related to the consolidation of the manufacturing and distribution operations of our North American aftermarket business. A staff and related cost reduction plan, which covered employees in both the operating units and corporate operations, cost $17 million.

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

     As of March 31, 2000, we have completed the restructuring actions with respect to the 1998 plan, with the exception of the final disposal of certain assets and final payment of some severance benefits. The North American aftermarket business closed one plant location and one distribution center in the first quarter, except for one production line which remains open at our customer's request. This line will be shut down during the third quarter of 2000. All positions expected to be eliminated as a result of the plan have been eliminated.

     In the fourth quarter of 1999, our Board of Directors approved a restructuring plan designed to further reduce operational overhead costs. We recorded a pre-tax charge to income from continuing operations in that quarter of $55 million, $50 million after-tax, or $1.50 per diluted common share.

     The charge includes $37 million recorded in Europe to close a ride control manufacturing facility and an exhaust just-in-time plant, close or downsize four aftermarket distribution centers, and reduce administrative overhead by reducing management employment, $15 million to close a North American exhaust manufactur-ing facility; and $3 million for employment reductions in South America and Asia. In total, the plan involves eliminating approximately 780 positions. We wrote down the fixed assets at the locations to be closed to their fair value, less costs to sell, in the fourth quarter of 1999. We estimated the fair value for buildings using external real estate valuations or a review of recent sales prices for like buildings in the area surrounding the plant to be closed. As a result of the single-purpose nature of the machinery and equipment to be disposed of, fair value was estimated at scrap value less cost to dispose in most cases. For certain machines which have value in the used equipment market, engineers estimated value based on recent sales of like machines. We expect to receive net cash proceeds of approximately $11 million when we dispose of these assets. The effect of suspending depreciation for these impaired assets is a reduction in depreciation and amortization expense of approximately $3 million on an annual basis. We expect to complete all restructuring activities by the middle of 2001.

     As of March 31, 2000, approximately 485 employees have been terminated under the 1999 plan. These reductions happened primarily at the North American exhaust manufacturing facility which was closed during the first quarter. All restructuring actions are being completed in accordance with our initial restructuring plan.

     Amounts related to the 1998 and 1999 restructuring plans are shown in the following table:

                                       DECEMBER 31, 1999      2000      MARCH 31, 2000
                                         RESTRUCTURING        CASH      RESTRUCTURING
                                            RESERVE         PAYMENTS       RESERVE
                                       -----------------    --------    --------------
Severance............................         $26             $ 3            $23
Facility exit costs..................           2               1              1
                                              ---             ---            ---
                                              $28             $ 4            $24
                                              ===             ===            ===

     Changes in Accounting Principles

     In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities," which requires costs of start-up activities to be expensed as incurred. This statement was effective for fiscal years beginning after December 15, 1998. The statement requires previously capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Prior to January 1, 1999, we capitalized certain costs related to start-up activities, primarily pre-production design and development costs for new original equipment automobile platforms. We adopted SOP 98-5 on January 1, 1999, and recorded an after-tax charge for the cumulative effect of this change in accounting principle of $102 million (net of a $50 million tax benefit), or $3.05 per diluted common share.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. We are currently evaluating the new standard and have not yet determined the impact it will have on our financial positions or results of operations.

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

Liquidity and Capital Resources

     Capitalization

                                                 MARCH 31,   DECEMBER 31,
                                                   2000          1999       % CHANGE
                                                 ---------   ------------   --------
Short term debt and current maturities.........   $   77        $   56         38%
Long term debt.................................    1,571         1,578          0
                                                  ------        ------
Total debt.....................................    1,648         1,634          1
                                                  ------        ------
Total minority interest........................       17            16          6
Common shareowners' equity.....................      393           422         (7)
                                                  ------        ------
Total capitalization...........................    2,058         2,072         (1)

     At March 31, 2000, we had no borrowing under our revolving credit facility. Our short-term debt relates primarily to borrowings by foreign subsidiaries. Our long-term debt balance consists of borrowings made under new credit agreements described below to facilitate the debt realignment, as well as approximately $21 million of debt that was not retired in the cash tender and exchange offers associated with the spin-off of Pactiv. We believe that cash flows from operations, combined with available borrowing capacity described above, will generally be sufficient to meet our future capital requirements for the following year.

     Our equity was reduced by $29 million during the first quarter of 2000 primarily due to cumulative translation adjustments resulting from the strong US dollar.

     As part of the realignment of debt that was required in order to complete the spin-off, on September 30, 1999, we entered into a $1.55 billion committed senior secured financing arrangement with a syndicate of banks and other financial institutions consisting of: (i) a $500 million, six year revolving credit facility; (ii) a $450 million six year term loan; (iii) a $300 million eight year term loan and; (iv) a $300 million eight and one half year term loan. A portion of each term loan is payable in quarterly installments beginning September 30, 2001. Borrowings under this facility bear interest at an annual rate equal to, at the borrower's option, either (i) the London Interbank Offering Rate plus a margin of 275 basis points for the six year revolving credit facility and the six year term loan, 325 basis points for the eight year term loan and 350 basis points for the eight and one half year term loan; or
(ii) a rate consisting of the greater of The Chase Manhattan Bank's prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 175 basis points for the six year revolving credit facility and the six year term loan, 225 basis points for the eight year term loan and 250 basis points for the eight and one half year term loan. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and the six year term loan may be adjusted based on the consolidated leverage ratio (total debt divided by consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the senior credit facility agreement) measured at the end of each quarter starting with the fiscal quarter ending December 31, 2000.

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

     On October 14, 1999, we issued $500 million of 11 5/8% Senior Subordinated Notes due 2009. The senior subordinated debt indenture requires that we, as a condition to incurring certain types of indebtedness not otherwise permitted, initially maintain an interest coverage ratio of not less than 2.00. Under the terms of the indenture, the minimum interest coverage ratio will increase beginning in 2001. The indenture also contains restrictions on our operations, including limitations on: (1) incurring additional indebtedness or liens; (2) dividends; (3) distributions and stock repurchases; (4) investments; and (5) mergers and consolidations.

     Cash Flows

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                              ------------
                                                              2000   1999
                                                              ----   -----
Cash provided (used) by:
  Operating activities--continuing operations...............  $ (4)  $ (52)
  Investing activities--continuing operations...............   (36)    (27)
  Financing activities......................................    11     132

       Operating Activities

     Cash used by continuing operating activities improved by $48 million for the first quarter of 2000 compared to the same period in the prior year. This improvement was driven primarily by increased focus on working capital which we reduced by $43 million in comparison to the same period last year. At the end of the first quarter of 1999, we factored $78 million accounts receivable compared to $9 million at the end of the first quarter of 2000.

     Cash provided by our discontinued specialty and paperboard packaging operations was $1 million in the first quarter of 1999.

       Investing Activities

     Cash used by investing activities for continuing operations was $9 million higher in the first quarter of 2000 compared to the same period in 1999. Capital expenditures were relatively flat at $34 million in 2000 compared to $33 million in 1999.

     Cash used by investments in discontinued operations were $50 million in the first quarter of 1999. The primary use of cash for investments in discontinued operations in 1999 was capital expenditures for plant, property and equipment.

       Financing Activities

     Cash provided by financing activities was $11 million in the first quarter of 2000. This includes a $13 million increase in short-term debt, offset by a $2 million dividend payment to our common stock shareholders.

     Cash provided by financing activities was $132 million in the first quarter of 1999. Of this amount, $51 million was distributed to our common stock shareholders as dividends. The majority of the difference was related to the paperboard transactions and pre-spin-off related activities.

Interest Rate Risk

     Under the terms of our senior credit facility agreement, we are required to hedge our exposure to floating interest rates within 180 days following the spin-off so that at least 50 percent of our long-term debt is fixed for a period of at least three years. In February 2000, we hedged $250 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. In April 2000, we hedged an additional $50 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. The hedges that we executed fully satisfy the interest rate hedging requirement of the senior credit facility agreement. Therefore, we effectively have $800 million long-term debt obligations that have fixed interest rates and $750 million long-term debt obligations that have variable interest rates based on a current market rate of interest.

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

Environmental and Other Matters

     We and some of our subsidiaries and affiliates are parties to environmental proceedings. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experience and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. We report these liabilities in the balance sheet at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

     At March 31, 2000, we had been designated as a potentially responsible party in four Superfund sites. We have estimated our share of the remediation costs for these sites to be approximately $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $14 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in our determination of our estimated liability. We believe that the costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our consolidated financial position or results of operations.

Discontinued Operations and Extraordinary Loss

     Revenues and income for the paperboard packaging discontinued operations are shown in the following table. In the first quarter of 1999, we recorded a charge of $293 million related to a loss on the sale of the containerboard business.

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                         1999
                                                                         ----
Net sales and operating revenues.........................               $ 392
                                                                        -----
Income before income taxes and interest allocation
     Operations..........................................               $  18
     Loss on containerboard sale.........................               $(293)
                                                                        -----
                                                                        $(275)
Income tax (expense) benefit.............................                 108
                                                                        -----
Income before interest allocation........................                (167)
Allocated interest expense, net of income tax............                  (5)
                                                                        -----
Loss from discontinued operations........................               $(172)
                                                                        =====

     Revenues and income for the discontinued specialty packaging business and administrative services operations are shown in the following table.

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                        1999
                                                                        ----
Net sales and operating revenues......................                  $666
                                                                        ----
Income before income taxes and interest allocation....                    45
Income tax (expense) benefit..........................                   (16)
                                                                        ----
Income before interest allocation.....................                    29
Allocated interest expense, net of income tax.........                   (23)
                                                                        ----
Income (loss) from discontinued operations............                  $  6
                                                                        ====

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     For information regarding our exposure to interest rate risk, see the caption entitled "Interest Rate Risk" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

                                    PART II

                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On May 9, 2000, our stockholders approved an amendment to our restated certificate of incorporation, as amended. This amendment, which became effective on May 9, 2000, reduced the number of authorized shares of our common stock from 350,000,000 to 135,000,000. The principal effect of the amendment was to reduce the number of authorized but unissued shares of common stock which we may issue in the future. As of March 17, 2000, we had 316,021,442 shares of common stock available for future issuance (in addition to 1,294,773 shares of common stock held in treasury and available for future sale). If the amendment had become effective on March 17, 2000, we would have had approximately 101,021,442 shares of common stock available for future issuance (in addition to the 1,294,773 shares of common stock held in treasury and available for future sale), based on issued share amounts as of March 17, 2000.

ITEM 5. OTHER INFORMATION.

     We held our annual stockholders' meeting on May 9, 2000 to consider and vote on three separate proposals: (i) a proposal to elect Mark Andrews and David
B. Price, Jr. as directors of our company for a term expiring at our next annual stockholders' meeting, (ii) a proposal to ratify our selection of Arthur Andersen LLP as our independent accountants for the year ending December 31, 2000, and (iii) a proposal to amend our certificate of incorporation to reduce our number of authorized shares of common stock from 350 million to 135 million. The meeting proceeded and all proposals were approved by the requisite vote of the holders of our outstanding common stock. The following sets forth the vote results with respect to these proposals at the meeting:

     ELECTION OF DIRECTORS

                                            VOTES FOR           VOTES WITHHELD
                                            ---------           --------------
Mark Andrews........................        27,989,542             645,430
David B. Price, Jr..................        28,053,800             581,172

     RATIFICATION OF ARTHUR ANDERSEN LLP

          VOTES FOR                      VOTES AGAINST                    VOTES ABSTAIN
          ---------                      -------------                    -------------
         28,431,435                         145,155                          58,382

     AMENDMENT TO CERTIFICATE OF INCORPORATION TO REDUCE AUTHORIZED COMMON STOCK

          VOTES FOR                      VOTES AGAINST                    VOTES ABSTAIN
          ---------                      -------------                    -------------
         28,235,810                         272,887                          126,275

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The exhibits filed with this report are listed on the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

     (b) Reports on Form 8-K. None.

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

                                          TENNECO AUTOMOTIVE INC.

                                          By:     /s/ MARK A. MCCOLLUM
                                            ------------------------------------
                                                      Mark A. McCollum
                                                 Senior Vice President and
                                                  Chief Financial Officer

May 15, 2000

                               INDEX TO EXHIBITS
                                       TO
                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2000

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 2         --   Distribution Agreement by and between the registrant and
                Tenneco Packaging Inc. dated November 3, 1999 (incorporated herein by reference to Exhibit 2 to the registrant's Current
                Report on Form 8-K dated November 4, 1999, File No.
                1-12387).
 3.1(a)    --   Restated Certificate of Incorporation of the registrant
                dated December 11, 1996 (incorporated herein by reference
                from Exhibit 3.1(a) of the registrant's Annual Report on
                Form 10-K for the year ended December 31, 1997, File No.
                1-12387).
 3.1(b)    --   Certificate of Amendment, dated December 11, 1996
                (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1997, File No. 1-12387).
 3.1(c)    --   Certificate of Ownership and Merger, dated July 8, 1997
                (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1997, File No. 1-12387).
 3.1(d)    --   Certificate of Designation of Series B Junior Participating
                Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1998, File No. 1-12387).
 3.1(e)    --   Certificate of Elimination of the Series A Participating
                Junior Preferred Stock of the registrant dated September 11,
                1998 (incorporated herein by reference from Exhibit 3.1(e)
                of the registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1998, File No. 1-12387).
 3.1(f)    --   Certificate of Amendment to Restated Certificate of
                Incorporation of the registrant dated November 5, 1999
                (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
 3.1(g)    --   Certificate of Amendment to Restated Certificate of
                Incorporation of the registrant dated November 5, 1999
                (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
 3.1(h)    --   Certificate of Ownership and Merger merging Tenneco
                Automotive Merger Sub Inc. with and into the registrant,
                dated November 5, 1999 (incorporated herein by reference
                from Exhibit 3.1(h) of the registrant's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1999, File No.
                1-12387).
*3.1(i)    --   Certificate of Amendment to Restated Certificate of
                Incorporation of the registrant dated May 9, 2000.
 3.2(a)    --   By-laws of the registrant, as amended March 14, 2000
                (incorporated herein by reference from Exhibit 3.2(a) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1999, File No. 1-12387).
 3.3       --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                ("Global"), as amended (incorporated herein by reference to
                Exhibit 3.3 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
 3.4       --   By-laws of Global (incorporated herein by reference to
                Exhibit 3.4 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
 3.5       --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                (incorporated herein by reference to Exhibit 3.5 to the
                registrant's Registration Statement on Form S-4, Reg. No.
                333-93757).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 3.6       --   By-laws of TMC (incorporated herein by reference to Exhibit
                3.6 to the registrant's Registration Statement on Form S-4,
                Reg. No. 333-93757).
 3.7       --   Amended and Restate Certificate of Incorporation of Tenneco
                International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
 3.8       --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
 3.9       --   Certificate of Incorporation of Clevite Industries Inc.
                ("Clevite"), as amended (incorporated herein by reference to
                Exhibit 3.9 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
 3.10      --   By-laws of Clevite (incorporated herein by reference to
                Exhibit 3.10 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
 3.11      --   Amended and Restated Certificate of Incorporation of the
                Pullman Company ("Pullman") (incorporated herein by
                reference to Exhibit 3.11 to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
 3.12      --   By-laws of Pullman (incorporated herein by reference to
                Exhibit 3.12 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
 3.13      --   Certificate of Incorporation of Tenneco Automotive Operating
                Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
 3.14      --   By-laws of Operating (incorporated herein by reference to
                Exhibit 3.14 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
 4.1(a)    --   Rights Agreement dated as of September 8, 1998, by and
                between the registrant and First Chicago Trust Company of
                New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                8-K dated September 24, 1998, File No. 1-12387).
 4.1(b)    --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1(b) of the registrant's Annual
                Report on Form 10-K for the year ended December 31, 1999,
                File No. 1-12387).
 4.2(a)    --   Indenture, dated as of November 1, 1996, between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.1 of the
                registrant's Registration Statement on Form S-4,
                Registration No. 333-14003).
 4.2(b)    --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                herein by reference from Exhibit 4.3(b) of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
 4.2(c)    --   Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).
 4.2(d)    --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 4.2(e)    --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).
 4.2(f)    --   Fifth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(f) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).
 4.2(g)    --   Sixth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(g) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).
 4.2(h)    --   Seventh Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(h) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).
 4.2(i)    --   Eighth Supplemental Indenture, dated as of April 28, 1997, to Indenture, dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.1 of the
                registrant's Current Report on Form 8-K dated April 23,
                1997, File No. 1-12387).
 4.2(j)    --   Ninth Supplemental Indenture, dated as of April 28, 1997, to
                Indenture, dated as of November 1, 1996, between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.2 of the
                registrant's Current Report on Form 8-K dated April 23,
                1997, File No. 1-12387).
 4.2(k)    --   Tenth Supplemental Indenture, dated as of July 16, 1997, to
                Indenture, dated as of November 1, 1996, between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.1 of the
                registrant's Current Report on Form 8-K dated June 11, 1997,
                File No. 1-12387).
 4.2(l)    --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                Indenture dated November 1, 1996 between The Chase Manhattan
                Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly
                Report on Form 10-Q for the quarter ended September 30,
                1999, File No. 1-12387).
 4.3       --   Specimen stock certificate for Tenneco Automotive Inc.
                common stock (incorporated herein by reference from Exhibit
                4.3 of the registrant's Quarterly Report on Form 10-Q for
                the quarter ended September 30, 1999, File No. 1-12387).
 4.4(a)    --   Indenture dated October 14, 1999 by and between the
                registrant and The Bank of New York, as trustee
                (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
 4.4(b)    --   Supplemental Indenture dated November 4, 1999 among Tenneco
                Automotive Operating Subsidiary Inc. (formerly Tenneco
                Automotive Inc.), Tenneco International Holding Corp.,
                Tenneco Global Holdings Inc., the Pullman Company and
                Clevite Industries Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference from Exhibit
                4.4(b) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 4.4(c)    --   Subsidiary Guarantee dated as of October 14, 1999 from
                Tenneco Automotive Operating Subsidiary Inc. (formerly
                Tenneco Automotive Inc.), Tenneco International Holding
                Corp., Tenneco Global Holdings Inc., the Pullman Company,
                Clevite Industries Inc. and TMC Texas Inc. in favor of The
                Bank of New York, as trustee (incorporated herein by
                reference to Exhibit 4.4(c) to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
 4.5(a)    --   Credit Agreement, dated as of September 30, 1999, among the registrant, the Lenders named therein, Commerzbank and Bank of America, N.A., Citicorp USA, Inc. and The Chase Manhattan
                Bank (incorporated herein by reference from Exhibit 4.5(a)
                of the registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1999, File No. 1-12387).
10.1       --   Distribution Agreement, dated November 1, 1996, by and among
                El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
                10, File No. 1-12387).
10.2       --   Amendment No. 1 to Distribution Agreement, dated as of
                December 11, 1996, by and among El Paso Tennessee Pipeline
                Co. (formerly Tenneco Inc.), the registrant, and Newport
                News Shipbuilding Inc. (incorporated herein by reference
                from Exhibit 10.2 of the registrant's Annual Report on Form
                10-K for the year ended December 31, 1996, File No.
                1-12387).
10.3       --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                Tenneco Inc.), the registrant, and Newport News Shipbuilding
                Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year
                ended December 31, 1996, File No. 1-12387).
10.4       --   Benefits Agreement, dated December 11, 1996, by and among El
                Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
10.5       --   Insurance Agreement, dated December 11, 1996, by and among
                El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
10.6       --   Tax Sharing Agreement, dated December 11, 1996, by and among
                El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                Newport News Shipbuilding Inc., the registrant, and El Paso
                Natural Gas Company (incorporated herein by reference from
                Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.7       --   First Amendment to Tax Sharing Agreement, dated as of
                December 11, 1996, among El Paso Tennessee Pipeline Co.
                (formerly Tenneco Inc.), the registrant and Newport News
                Shipbuilding Inc. (incorporated herein by reference from
                Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.8       --   Tenneco Automotive Inc. Executive Incentive Compensation
                Plan (incorporated herein by reference from Exhibit 10.8 of the registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1999, File No. 1-12387).
10.9       --   Tenneco Automotive Inc. Change of Control Severance Benefits
                Plan for Key Executives (incorporated herein by reference
                from Exhibit 10.13 of the registrant's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1999, File No.
                1-12387).
10.10      --   Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                Registration Statement on Form S-4, Reg. No. 333-93757).
10.11      --   Tenneco Automotive Inc. Key Executive Pension Plan
                (incorporated herein by reference from Exhibit 10.15 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
10.12      --   Tenneco Automotive Inc. Deferred Compensation Plan
                (incorporated herein by reference from Exhibit 10.16 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
10.13      --   Tenneco Automotive Inc. Supplemental Executive Retirement
                Plan (incorporated herein by reference from Exhibit 10.17 of the registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1999, File No. 1-12387).
10.14      --   Release Agreement dated as of October 18, 1999 by and
                between Dana G. Mead and Tenneco Management Company and
                Modification of Release Agreement dated as of October 18,
                1999 among Dana G. Mead, Tenneco Automotive Inc. and Tenneco
                Management Company (incorporated herein by reference from
                Exhibit 10.18 of the registrant's Quarterly Report on Form
                10-Q for the quarter ended September 30, 1999, File No.
                1-12387).
10.15      --   Release Agreement dated as of September 17, 1999 by and
                between Robert T. Blakely and Tenneco Management Company and
                Modification of Release Agreement dated as of September 17,
                1999 among Robert T. Blakely, Tenneco Automotive Inc. and
                Tenneco Management Company (incorporated herein by reference from Exhibit 10.15 to the registrant's Annual Report on Form
                10-K for the year ended December 31, 1999, File No.
                1-12387).
10.16      --   Agreement, dated as of April 12, 1999, among the registrant,
                Tenneco Management Company, Tenneco Packaging Inc. and Paul
                T. Stecko (incorporated herein by reference from Exhibit
                10.30 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-12387).
10.17      --   Human Resources Agreement by and between Tenneco Automotive
                Inc. and Tenneco Packaging Inc. dated November 4, 1999
                (incorporated herein by reference to Exhibit 99.1 to the
                registrant's Current Report on Form 8-K dated November 4,
                1999, File No. 1-12387).
10.18      --   Tax Sharing Agreement by and between Tenneco Automotive Inc.
                and Tenneco Packaging Inc. dated November 3, 1999
                (incorporated herein by reference to Exhibit 99.2 to the
                registrant's Current Report on Form 8-K dated November 4,
                1999, File No. 1-12387).
10.19      --   Amended and Restated Transition Services Agreement by and
                between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                dated as of November 4, 1999 (incorporated herein by
                reference from Exhibit 10.21 of the registrant's Quarterly
                Report on Form 10-Q for the quarter ended September 30,
                1999, File No. 1-12387).
10.20      --   Purchase Agreement among Salomon Smith Barney Inc., the
                other Initial Purchasers as named therein and Tenneco Inc.
                dated October 8, 1999 (incorporated herein by reference from
                Exhibit 10.18 of the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
10.21      --   Registration Rights Agreement among Tenneco Inc., the
                Guarantors named therein, Salomon Smith Barney Inc. and the other Initial Purchasers named therein dated October 14,
                1999 (incorporated herein by reference from Exhibit 10.19 of the registrant's Registration Statement on Form S-4, Reg.
                No. 333-93757).
10.22      --   Assumption Agreement among Tenneco Automotive Operating
                Company Inc., Tenneco International Holding Corp., Tenneco
                Global Holdings Inc., The Pullman Company, Clevite
                Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                and the other Initial Purchasers listed in the Purchase
                Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.20 of the registrant's
                Registration Statement on Form S-4, Reg. No. 333-93757).
10.23      --   Letter Agreement between Tenneco Automotive Inc. and Richard
                P. Schneider dated as of December 12, 1996 (incorporated
                herein by reference from Exhibit 10.23 to the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1999, File No. 1-12387).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
10.24      --   Letter Agreement between Tenneco Automotive Inc. and Mark P.
                Frissora dated as of January 11, 2000 (incorporated herein by reference from Exhibit 10.24 to the registrant's Annual
                Report on Form 10-K for the year ended December 31, 1999,
                File No. 1-12387).
11         --   None.
*12        --   Computation of Ratio of Earnings to Fixed Charges.
*15        --   Letter Regarding Unaudited Interim Financial Information.
18         --   None.
19         --   None.
22         --   None.
23         --   None.
24         --   None.
*27        --   Financial Data Schedule -- Period Ended March 31, 2000.
99         --   None.

------------------------

* Filed herewith