Form 10-Q
period 2000-06-30
TENNECO AUTOMOTIVE INC
filed 2000-08-14
CIK 1024725

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                   FORM 10-Q

(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the Quarterly Period Ended June 30, 2000
                                         OR

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

 Common Stock, par value $.01 per share: 35,072,867 shares as of June 30, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
  Tenneco Automotive Inc. and Consolidated Subsidiaries --
     Report of Independent Public Accountants...............       4
     Statements of Income (Loss)............................       5
     Balance Sheets.........................................       6
     Statements of Cash Flows...............................       7
     Statements of Changes in Shareholders' Equity..........       8
     Statements of Comprehensive Income (Loss)..............       9
     Notes to Financial Statements..........................      10
  Item 2. Management's Discussion and Analysis of Financial
     Condition and
     Results of Operations..................................      25
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................      39

PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings.................................       *
  Item 2. Changes in Securities.............................      40
  Item 3. Defaults Upon Senior Securities...................       *
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................      40
  Item 5. Other Information.................................      40
  Item 6. Exhibits and Reports on Form 8-K..................      40

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

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tenneco Automotive Inc.:

     We have reviewed the consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of June 30, 2000, and the related consolidated statements of income and cash flows for the six-month period ended June 30, 2000. These financial statements are the responsibility of Tenneco Automotive Inc.'s management.

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

                                          ARTHUR ANDERSEN LLP
Chicago, Illinois
July 24, 2000

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                          STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                              -------------------------   -------------------------
                                                 2000          1999          2000          1999
                                              -----------   -----------   -----------   -----------
                                                  (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenue...........  $       948   $       868   $     1,830   $     1,657
                                              -----------   -----------   -----------   -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation
     shown below)...........................          712           627         1,384         1,212
  Engineering, research, and development....           15            16            30            27
  Selling, general, and administrative......          117            98           227           203
  Depreciation and amortization.............           37            36            76            71
                                              -----------   -----------   -----------   -----------
                                                      881           777         1,717         1,513
                                              -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE)......................            1             6             2             8
                                              -----------   -----------   -----------   -----------
INCOME BEFORE INTEREST EXPENSE, INCOME
  TAXES, AND MINORITY INTEREST..............           68            97           115           152
  Interest expense (net of interest
     capitalized)...........................           48            23            93            42
  Income tax expense (benefit)..............            5            30             4            44
  Minority interest.........................           --             7             2            13
                                              -----------   -----------   -----------   -----------
INCOME FROM CONTINUING OPERATIONS...........           15            37            16            53
Income (loss) from discontinued operations,
  net of income tax.........................           --            55            --          (111)
                                              -----------   -----------   -----------   -----------
Income (loss) before extraordinary loss.....           15            92            16           (58)
Extraordinary loss, net of income tax.......           --            --            --            (7)
                                              -----------   -----------   -----------   -----------
Income (loss) before cumulative effect of
  change in accounting principle............           15            92            16           (65)
Cumulative effect of change in accounting
  principle, net of income tax..............           --            --            --          (134)
                                              -----------   -----------   -----------   -----------
NET INCOME (LOSS)...........................  $        15   $        92   $        16   $      (199)
                                              ===========   ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE...................
Average shares of common stock
  outstanding --............................
  Basic.....................................   34,358,776    33,423,897    34,064,491    33,387,472
  Diluted...................................   34,561,073    33,500,376    34,267,133    33,463,882
Basic earnings (loss) per share of common
  stock --
  Continuing operations.....................  $      0.42   $      1.07   $      0.45   $      1.54
  Discontinued operations...................           --          1.67            --         (3.30)
  Extraordinary loss........................           --            --            --         (0.20)
  Cumulative effect of change in accounting
     principle..............................           --            --            --         (4.00)
                                              -----------   -----------   -----------   -----------
                                              $      0.42   $      2.74   $      0.45   $     (5.96)
                                              ===========   ===========   ===========   ===========
Diluted earnings (loss) per share of common
  stock --
  Continuing operations.....................  $      0.42   $      1.06   $      0.45   $      1.54
  Discontinued operations...................           --          1.67            --         (3.30)
  Extraordinary loss........................           --            --            --         (0.20)
  Cumulative effect of change in accounting
     principle..............................           --            --            --         (4.00)
                                              -----------   -----------   -----------   -----------
                                              $      0.42   $      2.73   $      0.45   $     (5.96)
                                              ===========   ===========   ===========   ===========
Cash dividends per share of common stock....  $      0.05   $      1.50   $      0.10   $      3.00
                                              ===========   ===========   ===========   ===========

  The accompanying notes to financial statements are an integral part of these statements of income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                JUNE 30,    DECEMBER 31,
                                                                  2000          1999
                                                                --------    ------------
                                                                       (MILLIONS)
                           ASSETS
Current assets:
  Cash and temporary cash investments.......................    $    51       $    84
  Receivables --
     Customer notes and accounts, net.......................        640           557
     Other..................................................         44            14
  Inventories --
     Finished goods.........................................        197           215
     Work in process........................................         82            86
     Raw materials..........................................         74            73
     Materials and supplies.................................         38            38
  Deferred income taxes.....................................         77            59
  Prepayments and other.....................................         81            75
                                                                -------       -------
                                                                  1,284         1,201
                                                                -------       -------
Other assets:
  Long-term notes receivable, net...........................         23            20
  Goodwill and intangibles, net.............................        479           495
  Deferred income taxes.....................................         17            13
  Pension assets............................................         35            31
  Other.....................................................        146           146
                                                                -------       -------
                                                                    700           705
                                                                -------       -------
Plant, property, and equipment, at cost.....................      1,877         1,923
  Less -- Reserves for depreciation and amortization........        873           886
                                                                -------       -------
                                                                  1,004         1,037
                                                                -------       -------
                                                                $ 2,988       $ 2,943
                                                                =======       =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities on long-term
     debt)..................................................    $    43       $    56
  Accounts payable..........................................        426           348
  Accrued taxes.............................................         25            20
  Accrued interest..........................................         33            29
  Accrued liabilities.......................................        137           149
  Other.....................................................         61            61
                                                                -------       -------
                                                                    725           663
                                                                -------       -------
Long-term debt..............................................      1,570         1,578
                                                                -------       -------
Deferred income taxes.......................................        108           108
                                                                -------       -------
Postretirement benefits.....................................        135           125
                                                                -------       -------
Deferred credits and other liabilities......................         31            31
                                                                -------       -------
Commitments and contingencies
Minority interest...........................................         18            16
                                                                -------       -------
Shareholders' equity:
  Common stock..............................................         --            --
  Premium on common stock and other capital surplus.........      2,730         2,721
  Accumulated other comprehensive income (loss).............       (221)         (179)
  Retained earnings (accumulated deficit)...................     (1,868)       (1,880)
                                                                -------       -------
                                                                    641           662
  Less -- Shares held as treasury stock, at cost............        240           240
                                                                -------       -------
                                                                    401           422
                                                                -------       -------
                                                                $ 2,988       $ 2,943
                                                                =======       =======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                              2000      1999
                                                              -----    -------
                                                                 (MILLIONS)
OPERATING ACTIVITIES
Income from continuing operations...........................  $  16    $    53
Adjustments to reconcile income from continuing operations
  to cash provided
  (used) by continuing operations --
  Depreciation and amortization.............................     76         71
  Deferred income taxes.....................................     (2)        (6)
  (Gain) loss on sale of businesses and assets, net.........      1          3
  Changes in components of working capital --
     (Increase) decrease in receivables.....................   (106)      (112)
     (Increase) decrease in inventories.....................      8         (9)
     (Increase) decrease in prepayments and other current
      assets................................................     (8)       (11)
     Increase (decrease) in accounts payable................     95         26
     Increase (decrease) in accrued taxes...................    (14)       (54)
     Increase (decrease) in accrued interest................      3          3
     Increase (decrease) in other current liabilities.......    (12)       (38)
  Other.....................................................     (5)       (14)
                                                              -----    -------
Cash provided (used) by continuing operations...............     52        (88)
Cash provided (used) by discontinued operations.............     --        (93)
                                                              -----    -------
Net cash provided (used) by operating activities............     52       (181)
                                                              -----    -------
INVESTING ACTIVITIES
Net proceeds related to the sale of discontinued
  operations................................................     --        334
Net proceeds from sale of assets............................      5          8
Expenditures for plant, property, and equipment.............    (67)       (70)
Acquisitions of businesses..................................     --        (35)
Expenditures for plant, property, and equipment and business
  acquisitions -- discontinued operations...................     --     (1,206)
Investments and other.......................................     (6)        (7)
                                                              -----    -------
Net cash provided (used) by investing activities............    (68)      (976)
                                                              -----    -------
NET CASH PROVIDED (USED) BEFORE FINANCING
  ACTIVITIES -- CONTINUING OPERATIONS.......................    (16)      (192)
FINANCING ACTIVITIES
Issuance of common and treasury stock.......................      9         20
Proceeds from subsidiary equity issued......................      1         --
Purchase of common stock....................................     --         (4)
Issuance of long-term debt..................................      1      1,761
Retirement of long-term debt................................     (1)       (29)
Net increase (decrease) in short-term debt excluding current
  maturities on long-term debt..............................    (19)      (478)
Dividends (common)..........................................     (4)      (100)
                                                              -----    -------
Net cash provided (used) by financing activities............    (13)     1,170
                                                              -----    -------
Effect of foreign exchange rate changes on cash and
  temporary cash investments................................     (4)        (2)
                                                              -----    -------
Increase (decrease) in cash and temporary cash
  investments...............................................    (33)        11
Cash and temporary cash investments, January 1..............     84         29
                                                              -----    -------
Cash and temporary cash investments, June 30 (Note).........  $  51    $    40
                                                              =====    =======
Cash paid during the period for interest....................  $  91    $   126
Cash paid during the period for income taxes (net of
  refunds)..................................................  $  24    $    31
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common equity interest received related to the sale of
  containerboard operations.................................     --        194
Principal amount of long-term debt assumed by buyers of
  containerboard operations.................................     --     (1,760)

---------------
NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to financial statements are an integral part of these statements of cash flows.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                           SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------------------------
                                                         2000                     1999
                                                 ---------------------    --------------------
                                                   SHARES      AMOUNT       SHARES      AMOUNT
                                                 ----------    -------    ----------    ------
                                                        (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1..............................  34,970,485    $    --    34,734,039    $   --
  Issued pursuant to benefit plans.............   1,400,880                   66,963        --
                                                 ----------    -------    ----------    ------
Balance June 30................................  36,371,365               34,801,002        --
                                                 ==========    -------    ==========    ------
PREMIUM ON COMMON STOCK AND OTHER CAPITAL
  SURPLUS
Balance January 1..............................                  2,721                   2,712
  Premium on common stock issued pursuant to
     benefit plans.............................                      9                       8
                                                               -------                  ------
Balance June 30................................                  2,730                   2,720
                                                               -------                  ------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance January 1..............................                   (179)                    (91)
  Other comprehensive income (loss)............                    (42)                   (103)
                                                               -------                  ------
Balance June 30................................                   (221)                   (194)
                                                               -------                  ------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1..............................                 (1,880)                    142
  Net income (loss)............................                     16                    (199)
  Dividends on common stock....................                     (4)                   (100)
                                                               -------                  ------
Balance June 30................................                 (1,868)                   (157)
                                                               -------                  ------
LESS -- COMMON STOCK HELD AS TREASURY STOCK,
  AT COST
Balance January 1..............................   1,298,373        240     1,351,535       259
  Shares acquired..............................         125         --        24,373         4
  Shares issued pursuant to benefit and
     dividend reinvestment plans...............          --         --       (83,592)      (16)
                                                 ----------    -------    ----------    ------
Balance June 30................................   1,298,498        240     1,292,316       247
                                                 ==========    -------    ==========    ------
Total..........................................                $   401                  $2,122
                                                               =======                  ======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED JUNE 30,
                                       ----------------------------------------------------------------
                                                    2000                              1999
                                       ------------------------------    ------------------------------
                                        ACCUMULATED                       ACCUMULATED
                                           OTHER                             OTHER
                                       COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE
                                          INCOME           INCOME           INCOME           INCOME
                                       -------------    -------------    -------------    -------------
                                                                  (MILLIONS)
NET INCOME (LOSS)....................                       $  15                             $  92
                                                            -----                             -----
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)

CUMULATIVE TRANSLATION ADJUSTMENT
  Balance April 1....................      $(204)                            $(159)
     Translation of foreign currency
       statements....................        (14)             (14)             (26)             (26)
                                           -----                             -----
  Balance June 30....................       (218)                             (185)
                                           -----                             -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance April 1....................         (3)                               (9)
     Additional minimum pension
       liability adjustments.........         --               --               --               --
                                           -----                             -----
  Balance June 30....................         (3)                               (9)
                                           -----                             -----
Balance June 30......................      $(221)                            $(194)
                                           =====            -----            =====            -----
Other comprehensive income (loss)....                         (14)                              (26)
                                                            -----                             -----
COMPREHENSIVE INCOME (LOSS)..........                       $   1                             $  66
                                                            =====                             =====

                                                          SIX MONTHS ENDED JUNE 30,
                                       ----------------------------------------------------------------
                                                    2000                              1999
                                       ------------------------------    ------------------------------
                                        ACCUMULATED                       ACCUMULATED
                                           OTHER                             OTHER
                                       COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE
                                          INCOME           INCOME           INCOME           INCOME
                                       -------------    -------------    -------------    -------------
                                                                  (MILLIONS)
NET INCOME (LOSS)....................                       $  16                             $(199)
                                                            -----                             -----
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)

CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1..................      $(176)                            $ (82)
     Translation of foreign currency
       statements....................        (42)             (42)            (103)            (103)
                                           -----                             -----
  Balance June 30....................       (218)                             (185)
                                           -----                             -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance January 1..................         (3)                               (9)
     Additional minimum pension
       liability adjustments.........         --               --               --               --
                                           -----                             -----
  Balance June 30....................         (3)                               (9)
                                           -----                             -----
Balance June 30......................      $(221)                            $(194)
                                           =====            -----            =====            -----
Other comprehensive income (loss)....                         (42)                             (103)
                                                            -----                             -----
COMPREHENSIVE INCOME (LOSS)..........                       $ (26)                            $(302)
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

     In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Tenneco's financial position, results of operations, cash flows, changes in shareholders' equity, and comprehensive income for the periods indicated. We have prepared the unaudited interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

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

     In the first quarter of 2000 we changed how we record "pass through" sales of some catalytic converter components. "Pass through" sales occur when we purchase these components from suppliers, use the components in our manufacturing process and sell the components to our customers as part of the completed catalytic converter. In the past, we recorded "pass through" sales as a reduction of cost of sales. We now record them as part of net sales. Relationships with customers have begun to change where we now take title to these components in the manufacturing process. Additionally, we believe that our competitors in the automotive parts industry already follow this practice so this change is consistent with industry practice and will permit improved comparability with these companies. As a result of the change, our sales increased $52 million and $102 million in the three months and six months ended June 30, 2000, respectively, with no impact on our earnings before interest and taxes. Had these components been recorded on a comparable basis in the three months and six months ended June 30, 1999, net sales would have been $24 million and $42 million higher in those periods, respectively.

     (2) In July 1998, the Board of Directors authorized management to develop a broad range of strategic alternatives to separate the automotive, paperboard packaging, and specialty packaging businesses. Subsequently, we completed the following actions:

     - In January 1999, we announced an agreement to contribute the containerboard business to a new joint venture with an affiliate of Madison Dearborn Partners. The proceeds from the transaction, including debt assumed by the new joint venture, were approximately $2 billion. The transaction closed in April 1999. Tenneco retained a 43 percent interest in the joint venture.

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

     (3) The results of operations for the three and six months ended June 30, 1999, for our discontinued specialty packaging business were:

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30, 1999        JUNE 30, 1999
                                                    ------------------   ------------------
                                                                  (MILLIONS)
Net sales and operating revenues..................         $738                $1,404
                                                           ====                ======
Income before income taxes and interest
  allocation......................................         $ 99                $  144
Income tax (expense) benefit......................          (32)                  (48)
                                                           ----                ------
Income before interest allocation.................           67                    96
Allocated interest expense, net of income tax.....          (21)                  (44)
                                                           ----                ------
Income from discontinued operations...............         $ 46                $   52
                                                           ====                ======

     The results of operations for the three and six months ended June 30, 1999, for our discontinued paperboard packaging business were:

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30, 1999        JUNE 30, 1999
                                                    ------------------   ------------------
                                                                  (MILLIONS)
Net sales and operating revenues..................         $ 53                $  445
                                                           ====                ======
Income (loss) before income taxes and interest
  allocation
  Operations......................................         $  4                $   22
  Loss on containerboard sale.....................           --                  (293)
  Gain on folding carton sale.....................           14                    14
                                                           ----                ------
                                                             18                  (257)
Income tax (expense) benefit......................           (9)                   99
                                                           ----                ------
Income (loss) before interest allocation..........            9                  (158)
Allocated interest expense, net of income tax.....           --                    (5)
                                                           ----                ------
Income (loss) from discontinued operations........         $  9                $ (163)
                                                           ====                ======

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

     As of June 30, 2000, we have completed the restructuring actions with respect to the 1998 plan, with the exception of the final disposal of certain assets. All positions expected to be eliminated as a result of the plan have been eliminated.

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

     As of June 30, 2000, approximately 650 employees have been terminated under the 1999 plan. These reductions happened primarily at the North American exhaust manufacturing facility which was closed during the first quarter, except for one production line which remains open at our customer's request. This line will be shut down during the third quarter of 2000. All restructuring actions are being completed in accordance with our initial restructuring plan.

     Amounts related to the 1998 and 1999 restructuring plans are shown in the following table:

                                                      DECEMBER 31, 1999      2000      JUNE 30, 2000
                                                        RESTRUCTURING        CASH      RESTRUCTURING
                                                           RESERVE         PAYMENTS       RESERVE
                                                      -----------------    --------    -------------
Severance...........................................         $26             $12            $14
Facility exit costs.................................           2               1              1
                                                             ---             ---            ---
                                                             $28             $13            $15
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

     We have also recently undertaken a third-party evaluation of estimated environmental remediation costs at two of our facilities. The evaluations were initiated as a result of testing that indicated the potential underground migration of some contaminants beyond our facility property. If the results of the evaluations, which are expected to be complete in the third or fourth quarter of 2000, indicate environmental contamination has occurred, we could be required to increase our reserves for these facilities in an amount which we cannot predict at this time. The reserves required could be material to our income statement in the period when we are required to adjust them. However, we believe that the costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our consolidated financial position.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. We do not believe the adoption of this standard will have a significant impact on our financial position or results of operations, as it relates to the hedging of our foreign currency and interest rate risks; however, we have not finished evaluating the new standard and have not yet determined the total impact it will have on our financial position or results of operations.

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

     (9) Earnings (loss) per share of common stock outstanding were computed as follows:

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                        --------------------------    --------------------------
                                           2000           1999           2000           1999
                                        -----------    -----------    -----------    -----------
                                                       (MILLIONS EXCEPT SHARE AND
                                                           PER SHARE AMOUNTS)
Basic Earnings Per Share--
  Income from continuing
  operations........................    $        15    $        37    $        16    $        53
                                        ===========    ===========    ===========    ===========
  Average shares of common stock
     outstanding....................     34,358,776     33,423,897     34,064,491     33,387,472
                                        ===========    ===========    ===========    ===========
  Earnings from continuing
     operations per average share of
     common stock...................    $      0.42    $      1.07    $      0.45    $      1.54
                                        ===========    ===========    ===========    ===========
Diluted Earnings Per Share--
  Income from continuing
     operations.....................    $        15    $        37    $        16    $        53
                                        ===========    ===========    ===========    ===========
  Average shares of common stock
     outstanding....................     34,358,776     33,423,897     34,064,491     33,387,472
  Effect of dilutive securities:
     Restricted stock...............         43,302         12,874         45,741         12,966
     Stock options..................             --             --             --             --
     Performance shares.............        158,995         63,605        156,901         63,444
                                        -----------    -----------    -----------    -----------
  Average shares of common stock
     outstanding including dilutive
     securities.....................     34,561,073     33,500,376     34,267,133     33,463,882
                                        ===========    ===========    ===========    ===========
  Earnings from continuing
     operations per average share of
     common stock...................    $      0.42    $      1.06    $      0.45    $      1.54
                                        ===========    ===========    ===========    ===========

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     The following tables summarize certain Tenneco segment information:

                                                                     SEGMENT
                                             -------------------------------------------------------
                                                                              RECLASS
                                             NORTH AMERICA   EUROPE   OTHER   & ELIMS   CONSOLIDATED
                                             -------------   ------   -----   -------   ------------
                                                                   (MILLIONS)
FOR THE THREE MONTHS ENDED JUNE 30, 2000
Revenues from external customers...........     $  539        $322    $  87    $ --        $  948
Intersegment revenues......................          2          10        3     (15)           --
Income before interest, income taxes, and
  minority interest........................         40          23        5      --            68

FOR THE THREE MONTHS ENDED JUNE 30, 1999
Revenues from external customers...........     $  469        $326    $  73    $ --        $  868
Intersegment revenues......................          2          11        3     (16)           --
Income (loss) before interest, income
  taxes, and minority interest.............         69          25        3      --            97
Income (loss) from discontinued
  operations...............................         --          --       55      --            55

AT JUNE 30, 2000, AND FOR THE SIX MONTHS
  THEN ENDED
Revenues from external customers...........     $1,053        $616    $ 161    $ --        $1,830
Intersegment revenues......................          5          19        6     (30)           --
Income before interest, income taxes, and
  minority interest........................         74          34        7      --           115
Total assets...............................      1,515         974      535     (36)        2,988

FOR THE SIX MONTHS ENDED JUNE 30, 1999
Revenues from external customers...........     $  886        $638    $ 133    $ --        $1,657
Intersegment revenues......................          3          19        6     (28)           --
Income (loss) before interest, income
  taxes, and minority interest.............        103          51       (2)     --           152
Income (loss) from discontinued
  operations...............................         --          --     (111)     --          (111)
Extraordinary loss.........................         --          --       (7)     --            (7)
Cumulative effect of change in accounting
  principle................................        (65)        (32)     (37)     --          (134)

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     (11) Supplemental guarantor condensed financial statements are presented below:

Basis of Presentation

     We issued senior subordinated notes due 2009 as a component of a plan to realign our debt in connection with the spin-off. You should also read Note 2 for further discussion of the spin-off. All of our existing and future material domestic wholly-owned subsidiaries (the "Guarantor Subsidiaries") fully and unconditionally guarantee the notes on a joint and several basis. We believe separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries would not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                        FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                         ----------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                          GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                         SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                         ------------   ------------   ---------------   -------   ------------
                                                                       (MILLIONS)
REVENUES
  Net sales and operating revenues --
    External...........................      $439           $509            $ --          $ --         $948
    Affiliated companies...............        19             18              --           (37)          --
                                             ----           ----            ----          ----         ----
                                              458            527              --           (37)         948
                                             ----           ----            ----          ----         ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
    depreciation shown below)..........       349            400              --           (37)         712
  Engineering, research, and
    development........................         6              9              --            --           15
  Selling, general, and
    administrative.....................        68             49              --            --          117
  Depreciation and amortization........        19             18              --            --           37
                                             ----           ----            ----          ----         ----
                                              442            476              --           (37)         881
                                             ----           ----            ----          ----         ----
OTHER INCOME, NET......................        (1)             2              --            --            1
                                             ----           ----            ----          ----         ----
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST, AND
  EQUITY IN NET INCOME FROM CONTINUING
  OPERATIONS OF AFFILIATED COMPANIES...        15             53              --            --           68
  Interest expense --
    External (net of interest
      capitalized).....................         1              3              44            --           48
    Affiliated companies (net of
      interest income).................        26              3             (29)           --           --
  Income tax expense (benefit).........         4             13              (8)           (4)           5
  Minority interest....................        --             --              --            --           --
                                             ----           ----            ----          ----         ----
                                              (16)            34              (7)            4           15
  Equity in net income (loss) from
    continuing operations of affiliated
    companies..........................        18             --              22           (40)          --
                                             ----           ----            ----          ----         ----
INCOME (LOSS) FROM CONTINUING
  OPERATIONS...........................         2             34              15           (36)          15
Income (loss) from discontinued
  operations, net of income tax........        --             --              --            --           --
                                             ----           ----            ----          ----         ----
Income (loss) before extraordinary
  loss.................................         2             34              15           (36)          15
Extraordinary loss, net of income
  tax..................................        --             --              --            --           --
                                             ----           ----            ----          ----         ----
Income (loss) before cumulative effect
  of change in accounting principle....         2             34              15           (36)          15
Cumulative effect of change in
  accounting principle, net of income
  tax..................................        --             --              --            --           --
                                             ----           ----            ----          ----         ----
NET INCOME (LOSS)......................         2             34              15           (36)          15
Preferred stock dividends..............        --             --              --            --           --
                                             ----           ----            ----          ----         ----
NET INCOME (LOSS) TO COMMON STOCK......      $  2           $ 34            $ 15          $(36)        $ 15
                                             ====           ====            ====          ====         ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                        FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                         ----------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                          GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                         SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                         ------------   ------------   ---------------   -------   ------------
                                                                       (MILLIONS)
REVENUES
  Net sales and operating revenues --
    External...........................      $388           $480            $ --          $  --        $868
    Affiliated companies...............        21             18              --            (39)         --
                                             ----           ----            ----          -----        ----
                                              409            498              --            (39)        868
                                             ----           ----            ----          -----        ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
    depreciation shown below)..........       284            382              --            (39)        627
  Engineering, research, and
    development........................         7              9              --             --          16
  Selling, general, and
    administrative.....................        53             44               1             --          98
  Depreciation and amortization........        18             18              --             --          36
                                             ----           ----            ----          -----        ----
                                              362            453               1            (39)        777
                                             ----           ----            ----          -----        ----
OTHER INCOME, NET......................         3              3              --             --           6
                                             ----           ----            ----          -----        ----
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST, AND
  EQUITY IN NET INCOME FROM CONTINUING
  OPERATIONS OF AFFILIATED COMPANIES...        50             48              (1)            --          97
  Interest expense --
    External (net of interest
      capitalized).....................        --              5              18             --          23
    Affiliated companies (net of
      interest income).................        17              1             (18)            --          --
  Income tax expense (benefit).........        25              7               1             (3)         30
  Minority interest....................        --             --              --              7           7
                                             ----           ----            ----          -----        ----
                                                8             35              (2)            (4)         37
  Equity in net income (loss) from
    continuing operations of affiliated
    companies..........................        23             --              39            (62)         --
                                             ----           ----            ----          -----        ----
INCOME (LOSS) FROM CONTINUING
  OPERATIONS...........................        31             35              37            (66)         37
Income (loss) from discontinued
  operations, net of income tax........         1             98              55            (99)         55
                                             ----           ----            ----          -----        ----
Income (loss) before extraordinary
  loss.................................        32            133              92           (165)         92
Extraordinary loss, net of income
  tax..................................        --             --              --             --          --
                                             ----           ----            ----          -----        ----
Income (loss) before cumulative effect
  of change in accounting principle....        32            133              92           (165)         92
Cumulative effect of change in
  accounting principle, net of income
  tax..................................        --             --              --             --          --
                                             ----           ----            ----          -----        ----
NET INCOME (LOSS)......................        32            133              92           (165)         92
Preferred stock dividends..............         7             --              --             (7)         --
                                             ----           ----            ----          -----        ----
NET INCOME (LOSS) TO COMMON STOCK......      $ 25           $133            $ 92          $(158)       $ 92
                                             ====           ====            ====          =====        ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                         FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                         ----------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                          GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                         SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                         ------------   ------------   ---------------   -------   ------------
                                                                       (MILLIONS)
REVENUES
  Net sales and operating revenues --
    External...........................      $862          $  968           $ --          $ --        $1,830
    Affiliated companies...............        38              37             --           (75)           --
                                             ----          ------           ----          ----        ------
                                              900           1,005             --           (75)        1,830
                                             ----          ------           ----          ----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
    depreciation shown below)..........       682             777             --           (75)        1,384
  Engineering, research, and
    development........................        14              16             --            --            30
  Selling, general, and
    administrative.....................       130              97             --            --           227
  Depreciation and amortization........        39              37             --            --            76
                                             ----          ------           ----          ----        ------
                                              865             927             --           (75)        1,717
                                             ----          ------           ----          ----        ------
OTHER INCOME, NET......................        --               2             --            --             2
                                             ----          ------           ----          ----        ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST, AND
  EQUITY IN NET INCOME FROM CONTINUING
  OPERATIONS OF AFFILIATED COMPANIES...        35              80             --            --           115
  Interest expense --
    External (net of interest
      capitalized).....................        --               6             87            --            93
    Affiliated companies (net of
      interest income).................        50               6            (56)           --            --
  Income tax expense (benefit).........         1              21            (13)           (5)            4
  Minority interest....................        --               2             --            --             2
                                             ----          ------           ----          ----        ------
                                              (16)             45            (18)            5            16
  Equity in net income (loss) from
    continuing operations of affiliated
    companies..........................        28              --             34           (62)           --
                                             ----          ------           ----          ----        ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS...........................        12              45             16           (57)           16
Income (loss) from discontinued
  operations, net of income tax........        --              --             --            --            --
                                             ----          ------           ----          ----        ------
Income (loss) before extraordinary
  loss.................................        12              45             16           (57)           16
Extraordinary loss, net of income
  tax..................................        --              --             --            --            --
                                             ----          ------           ----          ----        ------
Income (loss) before cumulative effect
  of change in accounting principle....        12              45             16           (57)           16
Cumulative effect of change in
  accounting principle, net of income
  tax..................................        --              --             --            --            --
                                             ----          ------           ----          ----        ------
NET INCOME (LOSS)......................        12              45             16           (57)           16
Preferred stock dividends..............        --              --             --            --            --
                                             ----          ------           ----          ----        ------
NET INCOME (LOSS) TO COMMON STOCK......      $ 12          $   45           $ 16          $(57)       $   16
                                             ====          ======           ====          ====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                          FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                          ----------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.   RECLASS
                                           GUARANTOR     NONGUARANTOR       (PARENT          &
                                          SUBSIDIARIES   SUBSIDIARIES      COMPANY)        ELIMS    CONSOLIDATED
                                          ------------   ------------   ---------------   -------   ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues --
    External............................      $730           $927            $  --         $  --       $1,657
    Affiliated companies................        42             36               --           (78)          --
                                              ----           ----            -----         -----       ------
                                               772            963               --           (78)       1,657
                                              ----           ----            -----         -----       ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
    depreciation shown below)...........       550            740               --           (78)       1,212
  Engineering, research, and
    development.........................        13             14               --            --           27
  Selling, general, and
    administrative......................       104             98                1            --          203
  Depreciation and amortization.........        35             36               --            --           71
                                              ----           ----            -----         -----       ------
                                               702            888                1           (78)       1,513
                                              ----           ----            -----         -----       ------
OTHER INCOME, NET.......................         5              3               --            --            8
                                              ----           ----            -----         -----       ------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INTEREST EXPENSE, INCOME TAXES,
  MINORITY INTEREST, AND EQUITY IN NET
  INCOME FROM CONTINUING OPERATIONS OF
  AFFILIATED COMPANIES..................        75             78               (1)           --          152
  Interest expense --
    External (net of interest
      capitalized)......................         1             10               31            --           42
    Affiliated companies (net of
      interest income)..................        36              1              (37)           --           --
  Income tax expense (benefit)..........        27             14               10            (7)          44
  Minority interest.....................        --             --               --            13           13
                                              ----           ----            -----         -----       ------
                                                11             53               (5)           (6)          53
  Equity in net income (loss) from
    continuing operations of affiliated
    companies...........................        40             --               58           (98)          --
                                              ----           ----            -----         -----       ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS............................        51             53               53          (104)          53
Income (loss) from discontinued
  operations, net of income tax.........         1            (30)            (111)           29         (111)
                                              ----           ----            -----         -----       ------
Income (loss) before extraordinary
  loss..................................        52             23              (58)          (75)         (58)
Extraordinary loss, net of income tax...        --             (7)              (7)            7           (7)
                                              ----           ----            -----         -----       ------
Income (loss) before cumulative effect
  of change in accounting principle.....        52             16              (65)          (68)         (65)
Cumulative effect of change in
  accounting principle, net of income
  tax...................................       (64)           (70)            (134)          134         (134)
                                              ----           ----            -----         -----       ------
NET INCOME (LOSS).......................       (12)           (54)            (199)           66         (199)
Preferred stock dividends...............        13             --               --           (13)          --
                                              ----           ----            -----         -----       ------
NET INCOME (LOSS) TO COMMON STOCK.......      $(25)          $(54)           $(199)        $  79       $ (199)
                                              ====           ====            =====         =====       ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                    JUNE 30, 2000
                                        ----------------------------------------------------------------------
                                                                          TENNECO
                                                                      AUTOMOTIVE INC.
                                         GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                        SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                        ------------   ------------   ---------------   -------   ------------
                                                                      (MILLIONS)
                ASSETS
Current assets:
  Cash and temporary cash
     investments......................     $   16         $   35          $   --        $    --      $   51
  Receivables.........................        629            388              54           (387)        684
  Inventories.........................        144            247              --             --         391
  Deferred income taxes...............         70              7              --             --          77
  Prepayments and other...............         36             45              --             --          81
                                           ------         ------          ------        -------      ------
                                              895            722              54           (387)      1,284
                                           ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated
     companies........................        323             --           2,341         (2,664)         --
  Notes and advances receivable from
     affiliates.......................      1,919             10           3,391         (5,320)         --
  Long-term notes receivable, net.....          8             15              --             --          23
  Goodwill and intangibles, net.......        325            154              --             --         479
  Deferred income taxes...............         --             17              --             --          17
  Pension assets......................         18             17              --             --          35
  Other...............................         72             48              26             --         146
                                           ------         ------          ------        -------      ------
                                            2,665            261           5,758         (7,984)        700
                                           ------         ------          ------        -------      ------
Plant, property, and equipment, at
  cost................................        854          1,023              --             --       1,877
     Less -- Reserves for depreciation
       and amortization...............        411            462              --             --         873
                                           ------         ------          ------        -------      ------
                                              443            561              --             --       1,004
                                           ------         ------          ------        -------      ------
                                           $4,003         $1,544          $5,812        $(8,371)     $2,988
                                           ======         ======          ======        =======      ======

           LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities on long-term debt)....          1             77             242           (277)         43
  Trade payables......................        157            325               5            (61)        426
  Accrued taxes.......................         46             18              --            (39)         25
  Other...............................        104            102              33             (8)        231
                                           ------         ------          ------        -------      ------
                                              308            522             280           (385)        725
Long-term debt........................      1,666             14           5,210         (5,320)      1,570
Deferred income taxes.................        117             63             (78)             6         108
Postretirement benefits and other
  liabilities.........................        136             32              (1)            (1)        166
Commitments and contingencies
Minority interest.....................         --             18              --             --          18
Shareholders' equity..................      1,776            895             401         (2,671)        401
                                           ------         ------          ------        -------      ------
                                           $4,003         $1,544          $5,812        $(8,371)     $2,988
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
                                           ======         ======          ======        =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                              SIX MONTHS ENDED JUNE 30, 2000
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............        $ 72            $ 10             $(29)           $(1)         $ 52
                                            ----            ----             ----            ---          ----
INVESTING ACTIVITIES
Net proceeds related to the sale of
  discontinued operations...........          --              --               --             --            --
Net proceeds from sale of businesses
  and assets........................           3               2               --             --             5
Expenditures for plant, property,
  and equipment.....................         (20)            (47)              --             --           (67)
Acquisitions of businesses..........          --              --               --             --            --
Expenditures for plant, property,
  and equipment and business
  acquisitions -- discontinued
  operations........................          --              --               --             --            --
Investments and other...............          (8)              2               --             --            (6)
                                            ----            ----             ----            ---          ----
Net cash provided (used) by
  investing activities..............         (25)            (43)              --             --           (68)
                                            ----            ----             ----            ---          ----
FINANCING ACTIVITIES
Issuance of common and treasury
  stock.............................          --              --                9             --             9
Proceeds from subsidiary equity
  issued............................          --               1               --             --             1
Issuance of long-term debt..........          --               1               --             --             1
Retirement of long-term debt........          --              (1)              --             --            (1)
Net increase (decrease) in
  short-term debt excluding current
  maturities on long-term debt......          --             (19)              --             --           (19)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........         (59)             34               24              1            --
Dividends (common)..................          --              --               (4)            --            (4)
                                            ----            ----             ----            ---          ----
Net cash provided (used) by
  financing activities..............         (59)             16               29              1           (13)
                                            ----            ----             ----            ---          ----
Effect of foreign exchange rate
  changes on cash and temporary cash
  investments.......................          --              (4)              --             --            (4)
                                            ----            ----             ----            ---          ----
Increase (decrease) in cash and
  temporary cash investments........         (12)            (21)              --             --           (33)
Cash and temporary cash investments,
  January 1.........................          28              56               --             --            84
                                            ----            ----             ----            ---          ----
Cash and temporary cash investments,
  June 30 (Note)....................        $ 16            $ 35             $ --            $--          $ 51
                                            ====            ====             ====            ===          ====

---------------
NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                        SIX MONTHS ENDED JUNE 30, 1999
                                    ----------------------------------------------------------------------
                                                                      TENNECO
                                                                  AUTOMOTIVE INC.
                                     GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                    SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                    ------------   ------------   ---------------   -------   ------------
                                                                  (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities............     $  (64)        $    1          $ (105)       $  (13)      $ (181)
                                       ------         ------          ------        ------       ------
INVESTING ACTIVITIES
Net proceeds related to the sale
  of discontinued operations......         --            334              --            --          334
Net proceeds from sale of
  businesses and assets...........          7              1              --            --            8
Expenditures for plant, property,
  and equipment...................        (29)           (41)             --            --          (70)
Acquisitions of businesses........         --            (35)             --            --          (35)
Expenditures for plant, property,
  and equipment and business
  acquisitions -- discontinued
  operations......................         --         (1,206)             --            --       (1,206)
Investments and other.............         (1)            (8)              2            --           (7)
                                       ------         ------          ------        ------       ------
Net cash provided (used) by
  investing activities............        (23)          (955)              2            --         (976)
                                       ------         ------          ------        ------       ------
FINANCING ACTIVITIES
Issuance of common and treasury
  stock...........................         --             --              20            --           20
Purchase of common stock..........         --             --              (4)           --           (4)
Issuance of long-term debt........         --          1,761              --            --        1,761
Retirement of long-term debt......         (1)           (33)              5            --          (29)
Net increase (decrease) in
  short-term debt excluding
  current maturities on long-term
  debt............................         --              2            (480)           --         (478)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations........        102           (762)            660            --           --
Dividends (common)................        (13)            --            (100)           13         (100)
                                       ------         ------          ------        ------       ------
Net cash provided (used) by
  financing activities............         88            968             101            13        1,170
                                       ------         ------          ------        ------       ------
Effect of foreign exchange rate
  changes on cash and temporary
  cash investments................         --             (2)             --            --           (2)
                                       ------         ------          ------        ------       ------
Increase (decrease) in cash and
  temporary cash investments......          1             12              (2)           --           11
Cash and temporary cash
  investments, January 1..........          1             25               3            --           29
                                       ------         ------          ------        ------       ------
Cash and temporary cash
  investments, June 30 (Note).....     $    2         $   37          $    1        $   --       $   40
                                       ======         ======          ======        ======       ======

---------------
NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

      (The preceding notes are an integral part of the foregoing financial statements.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On November 4, 1999, Tenneco Inc. completed the spin-off of its packaging business to shareholders, leaving the automotive business as the sole remaining operating segment. Following the spin-off, Tenneco Inc. changed its name to Tenneco Automotive Inc. In this Management's Discussion and Analysis, when we discuss "Tenneco," "we," "us" or "our" we mean Tenneco Inc. and its consolidated subsidiaries before the spin-off and Tenneco Automotive Inc. and its consolidated subsidiaries after the spin-off.

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

BACKGROUND OF THE SPIN-OFF TRANSACTION

     In July 1998, the Board of Directors authorized management to develop a broad range of strategic alternatives to separate the automotive, paperboard packaging, and specialty packaging businesses. Subsequently, we completed the following actions:

     - In January 1999, we announced an agreement to contribute the containerboard business to a new joint venture with an affiliate of Madison Dearborn Partners. The proceeds from the transaction, including debt assumed by the new joint venture, were approximately $2 billion. The transaction closed in April 1999. Tenneco retained a 43 percent interest in the joint venture.

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

     The morning following the spin-off, we completed a reverse stock split that had been approved by our shareholders in a special meeting held in October 1999. As a result, every five shares of our common stock were converted into one share of our new common stock. Per share amounts for periods before the reverse stock split have been adjusted to give effect to the reverse stock split.

     Before the spin-off, we realigned substantially all of our existing debt through a combination of tender offers, exchange offers, and other refinancings. To finance the debt realignment we borrowed under new credit facilities and issued subordinated debt. Pactiv also borrowed under new credit facilities and issued new publicly traded Pactiv debt in exchange for certain series of our publicly traded debt that was outstanding before the debt realignment. The "Liquidity and Capital Resources" section of this Management's Discussion and Analysis contains more information about our debt and the debt realignment.

RESULTS FROM CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

  Net Sales and Operating Revenues

                                                               THREE MONTHS
                                                              ENDED JUNE 30,
                                                              ---------------
                                                               2000     1999    % CHANGE
                                                              ------   ------   --------
                                                                (MILLIONS)
North America...............................................   $539     $469       15%
Europe......................................................    322      326       (1)
Rest of World...............................................     87       73       19
                                                               ----     ----
                                                               $948     $868        9
                                                               ====     ====

     The increase in revenues from our North American operations is primarily due to the strong North American original equipment manufacturers' build rates and the change we made in the first quarter of 2000 with respect to how we record "pass through" catalytic converter sales.

     In the first quarter of 2000 we changed how we record "pass through" sales of some catalytic converter components. "Pass through" sales occur when we purchase these components from suppliers, use the components in our manufacturing process and sell the components to our customers as part of the completed catalytic converter. In the past, we recorded "pass through" sales as a reduction of cost of sales. We now record them as part of net sales. Relationships with customers have begun to change where we now take title to these components in the manufacturing process. Additionally, we believe that our competitors in the automotive parts industry already follow this practice so this change is consistent with industry practice and will permit improved comparability with these companies. As a result of the change, our North American sales increased $52 million in the second quarter of 2000, with no impact on our earnings before interest and taxes. Had these components been recorded on a comparable basis in the second quarter of 1999, reported net sales would have been $24 million higher in that period.

     Excluding this change, revenues from our North American original equipment market increased 6 percent from the second quarter of 1999 to the second quarter of 2000. This increase is due primarily to exceptionally strong original equipment manufacturer production levels combined with our position on many top-selling light truck platforms. Specifically, ride control unit volume sales to original equipment manufacturers increased $5 million and exhaust unit volume sales to original equipment manufacturers increased $23 million. The increase in North American revenues was partially offset by the build-out of customer platforms, a decline in heavy duty elastomer sales and price reductions on certain original equipment manufacturer platforms. Revenues from our North American aftermarket business were essentially unchanged in the second quarter of 2000 compared to the same period in 1999. Ride control sales to aftermarket customers increased 7 percent to $101 million primarily as a result of the introduction of our new premium Monroe Reflex(TM) shock, which we began selling in November, 1999, and the repositioning of our Sensatrac(R) branded products to the retail market. This increase was offset by a 10 percent decrease to $64 million in exhaust revenues to aftermarket customers due to the ongoing impact of declining replacement rates in the industry. We expect to experience continued weakness in aftermarket exhaust sales due to the predominant use of stainless steel in exhaust products sold to original equipment manufacturers, which increases average product life and decreases replacement rates. We also expect North American original equipment manufacturer build rates to moderate in future periods from current rates. A reduction in North American original equipment manufacturer build rates would likely reduce revenues from our original equipment operations in North America.

     European revenues decreased $4 million from the second quarter of 1999 to the second quarter of 2000, primarily due to a decrease in the value of European currencies relative to the US dollar. If foreign exchange rates had been the same during the second quarter of 2000 as they were in the second quarter of 1999, then our European revenues would have increased 8 percent. Higher unit sales on existing platforms to European original equipment manufacturers increased exhaust and ride control revenues by $25 million and $7 million, respectively. Excluding the currency impact, revenues from our European aftermarket ride control operations increased by $3 million and revenues from our European aftermarket exhaust operations decreased by $6 million in the second quarter of 2000 from the same period in 1999. Similar to the North American aftermarket, we expect to experience continued weakness in aftermarket exhaust sales due to declining replacement rates.

     Revenues from our operations in the rest of the world increased 19 percent in the second quarter of 2000 from the same period in the prior year. Revenues from our South American operations increased $11 million from the second quarter of 1999 to the same period in 2000. New original equipment exhaust product launches and increased unit sales on existing original equipment exhaust programs contributed most of the increase in South American revenues. Revenues from our Asian operations increased $5 million from the second quarter of 1999 to the same period in 2000. This increase was primarily due to higher unit sales to both original equipment and aftermarket customers in the region. Revenues from our Australian operations decreased $1 million in the second quarter of 2000 in comparison to the same period in the prior year. If currency exchange rates between the Australian dollar and U.S. dollar been the same during the second quarter of 2000 as in the second quarter of 1999, revenues from our Australian operations would have been $5 million greater.

  Income Before Interest Expense, Income Taxes, and Minority Interest ("EBIT")

     We reported EBIT of $68 million in the second quarter of 2000 compared to $97 million in the same period in 1999. About 45 percent, or $13 million, of this decline resulted from stand-alone costs we are incurring in 2000. These costs include the addition of functions necessary for Tenneco Automotive to operate as an independent public company as well as administrative costs for information technology, payroll and accounts payable services. We currently estimate these stand-alone company expenses will be approximately $54 million annually. Of that amount, approximately $40 million relates to information technology services received under a contract with Pactiv entered into in connection with the spin-off. The contract extends for 24 months from the date of the spin-off. The remaining amount relates to payroll and accounts payable functions provided by a third party under a contract that extends for 36 months from the date of the spin-off. Before the November, 1999 spin-off, the costs for these services were incurred by Tenneco Inc. but were not fully allocated to its operating segments.

     While these stand-alone expenses will be ongoing, we have provided the following table to separate the stand-alone expenses reflected in each of our segment's second quarter 2000 reported results to provide enhanced comparability with the reported results for each of these segments for the comparable 1999 period.

                                              THREE MONTHS ENDED JUNE 30,
                                       ------------------------------------------
                                                    2000                   1999
                                       -------------------------------   --------
                                                   STAND     OPERATING
                                       REPORTED    ALONE       UNITS     REPORTED
                                       RESULTS    EXPENSES    RESULTS    RESULTS    % CHANGE
                                       --------   --------   ---------   --------   --------
                                                       (MILLIONS)
North America........................    $40        $ 9         $49        $69        (29)%
Europe...............................     23          3          26         25          4
Rest of World........................      5          1           6          5         20
Previously unallocated Tenneco Inc.
  expenses...........................     --         --          --         (2)        NM
                                         ---        ---         ---        ---
                                         $68        $13         $81        $97        (16)
                                         ===        ===         ===        ===

     Our North American segment incurred $9 million in stand-alone expenses in the second quarter of 2000. Before considering these stand-alone expenses, our North American EBIT decreased by 29 percent to $49 million in the second quarter of 2000 compared to the same period in the prior year. Higher unit volume sales to North American original equipment manufacturers on existing platforms improved EBIT by $8 million. We also recorded higher aftermarket ride control unit sales in the second quarter of 2000 compared to the second quarter of 1999, which improved EBIT by $6 million, due primarily to the launch of our new premium Monroe Reflex(TM) product. Cost savings from prior restructuring initiatives and other cost reduction actions improved EBIT at our aftermarket operations by $7 million. These increases were offset by lower pricing and volumes in our aftermarket exhaust product lines and the repositioning of our Sensatrac(R) branded products in the retail market, which combined, reduced EBIT by $9 million. We also incurred $7 million of higher changeover and promotional expenses associated with the repositioning of our aftermarket ride control product lines. The negative impact of price reductions to original equipment manufacturers on certain platforms and an unfavorable product mix change in our original equipment customer base reduced EBIT by $8 million. In the second quarter of 2000, we also recorded costs $6 million associated with the closing of our Culver, Indiana, OE exhaust plant. These costs included activities such as the relocation of equipment and employee training programs that we could not accrue as restructuring costs. Our North American original equipment operations incurred $6 million in higher selling, general and administrative expenses in the second quarter of 2000, including engineering expenses for advanced suspension technologies. Higher manufacturing and depreciation expenses contributed the remainder of the decrease in North American EBIT.

     Our European segment incurred $3 million in stand-alone expenses in the second quarter of 2000. Before considering these stand-alone expenses, our European EBIT improved 4 percent to $26 million in the second quarter of 2000. Higher unit sales to original equipment manufacturers increased EBIT by $3 million. We also experienced a favorable mix shift selling a higher percentage of higher margin products in both the exhaust and ride control aftermarkets, which improved EBIT by $2 million. Better fixed cost absorption and higher exhaust tooling sales to European original equipment manufacturers improved EBIT by $4 million in the second quarter of 2000 compared to the same period in 1999. These increases were partially offset by currency weakness in Europe, which decreased EBIT by $2 million. The remainder of the EBIT difference between the second quarter of 2000 and the same period in 1999 is due primarily to higher steel and precious metal costs in our European operations.

     In the rest of world, we incurred $1 million in stand-alone expenses in the second quarter of 2000. Before considering these stand-alone expenses, EBIT from our operations in South America, Australia and Asia improved in the second quarter of 2000 to $6 million compared to $5 million in the second quarter of 1999. If currency exchange rates between the Australian dollar and the U.S. dollar had been the same during the second quarter of 2000 as in the second quarter of 1999, EBIT (excluding stand-alone expenses) would have been $7 million. Higher unit sales in Asia, South America and Australia improved EBIT by $3 million. This increase was offset by unfavorable pricing actions, which reduced EBIT by $1 million. The impact of currency fluctuations in Asia and South America did not contribute materially to the EBIT difference between the second quarter of 2000 and the second quarter of 1999.

  EBIT as a Percentage of Revenue

     The following table shows EBIT as a percentage of revenue by segment. For the second quarter 2000, this percentage is based on "operating unit" EBIT (which as described above is our reported EBIT excluding the effects of the stand-alone expense).

                                                               THREE MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                              ---------------
                                                              2000       1999
                                                              ----       ----
North America...............................................   9%        15%
Europe......................................................   8%         8%
Rest of World...............................................   7%         7%
          Total Tenneco Automotive..........................   9%        11%

     In North America, EBIT as a percentage of revenue decreased. Excluding the $52 million increase in revenues associated with the change in how we record pass-through catalytic converter sales, EBIT as a percentage of revenue would have been 10 percent in the second quarter of 2000. The decrease in EBIT margin from the second quarter of 1999 to the second quarter of 2000 is due primarily to a mix shift from higher margin OE product sales to lower margin OE product sales, the one-time costs associated with the closing of our Culver, Indiana exhaust plant and product repricings and unfavorable mix changes in both our ride control and exhaust aftermarkets. In Europe and in the rest of the world, EBIT as a percentage of revenue was relatively unchanged.

  Interest Expense, Net of Interest Capitalized

     We reported interest expense of $48 million during the second quarter of 2000, compared to $23 million during the same period in 1999. Interest expense allocated to discontinued operations was $30 million in the second quarter of 1999. The increase in our total interest expense is due primarily to the higher debt levels allocated to us as a result of the spin-off of Pactiv last year, higher interest rates due to our lower debt rating and recent interest rate increases. The new debt structure is explained in more detail in "Liquidity and Capital Resources" later in this Management's Discussion and Analysis.

  Income Taxes

     Our effective tax rate during the second quarter of 1999 was 41 percent. The effective tax rate of 25 percent in the second quarter of 2000 benefitted primarily from a strategic decision to consolidate all of our Mexican operations into one tax entity, allowing us to utilize additional tax losses. The consolidation was completed in June.

  Earnings Per Share

     Earnings from continuing operations per diluted common share were $.42 for the second quarter of 2000 compared to $1.06 per diluted common share in the prior period. In the second quarter of 1999, we recorded earnings of $1.67 per diluted common share from discontinued operations.

  Option Purchase Offer

     On May 8, 2000, we initiated an offer to purchase from our employees stock options covering approximately 7 million shares of our common stock. These old stock options were issued before the spin-off of Pactiv, primarily from 1996 to 1998, by the prior management of Tenneco Inc. By the time of the spin-off and the change in management of our company, the exercise prices of these options had become substantially lower than the market price of Tenneco Inc.'s common stock. Upon the spin-off, these options held by continuing employees of our automotive operations were adjusted to maintain their economic value after giving effect to that transaction. Accordingly, as a newly independent stand-alone public company we emerged with a substantial number of underwater stock options. In order to be in a position to more effectively manage our outstanding equity in the future, we initiated the purchase offer. Final responses were received from employees in July 2000. We will record a charge and make cash payments for the cost of this program in the third quarter. The total cost of the program will be approximately $13 million, before taxes.

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

     As of June 30, 2000, we have completed the restructuring actions with respect to the 1998 plan, with the exception of the final disposal of certain assets. All positions expected to be eliminated as a result of the plan have been eliminated.

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

     As of June 30, 2000, approximately 650 employees have been terminated under the 1999 plan. These reductions happened primarily at the North American exhaust manufacturing facility which was closed during the first quarter, except for one production line which remains open at our customer's request. This line will be shut down during the third quarter of 2000. All restructuring actions are being completed in accordance with our initial restructuring plan.

     Amounts related to the 1998 and 1999 restructuring plans are shown in the following table:

                                                      DECEMBER 31, 1999      2000      JUNE 30, 2000
                                                        RESTRUCTURING        CASH      RESTRUCTURING
                                                           RESERVE         PAYMENTS       RESERVE
                                                      -----------------    --------    -------------
Severance...........................................         $26             $12            $14
Facility exit costs.................................           2               1              1
                                                             ---             ---            ---
                                                             $28             $13            $15
                                                             ===             ===            ===

     We continue to evaluate our cost structure and manufacturing footprint in an effort to identify and evaluate other opportunities to improve our results. These efforts will likely result in developing further restructuring plans that, if implemented, would involve additional restructuring charges. Any such plans would require approval by our Board of Directors and could require a waiver of certain provisions of our debt covenants by our lenders. Consequently, we cannot predict whether or to what extent any such plans may be implemented or the potential impact of such plans.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. We do not believe the adoption of this standard will have a significant impact on our financial position or results of operations, as it relates to the hedging of our foreign currency and interest rate risks; however, we have not finished evaluating the new standard and have not yet determined the total impact it will have on our financial position or results of operations.

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

RESULTS OF CONTINUING OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

  Net Sales and Operating Revenues

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2000      1999     % CHANGE
                                                              -------   -------   --------
                                                                 (MILLIONS)
North America...............................................  $1,053    $  886       19%
Europe......................................................     616       638       (3)
Rest of World...............................................     161       133       21
                                                              ------    ------
                                                              $1,830    $1,657       10
                                                              ======    ======

     The increase in revenues from our North American operations is primarily due to the strong North American original equipment manufacturers' build rates and the change we made in the first quarter of 2000 with respect to how we record "pass through" catalytic converter sales.

     In the first quarter of 2000 we changed how we record "pass through" sales of some catalytic converter components. "Pass through" sales occur when we purchase these components from suppliers, use the components in our manufacturing process and sell the components to our customers as part of the completed catalytic converter. In the past, we recorded "pass through" sales as a reduction of cost of sales. We now record them as part of net sales. Relationships with customers have begun to change where we now take title to these components in the manufacturing process. Additionally, we believe that our competitors in the automotive parts industry already follow this practice so this change is consistent with industry practice and will permit improved comparability with these companies. As a result of the change, our North American sales increased $102 million in the six months ended June 30 of 2000, with no impact on our earnings before interest and taxes. Had these components been recorded on a comparable basis in the six months ended June 30 of 1999, reported net sales would have been $42 million higher in that period.

     Excluding this change, revenues from our North American original equipment market increased 11 percent from the six months ended of 1999 to the six months ended of 2000. This increase is due primarily to exceptionally strong original equipment manufacturer production levels combined with our position on many top-selling light truck platforms. Specifically, ride control unit volume sales to original equipment manufacturers increased $16 million and exhaust unit volume sales to original equipment manufacturers increased $48 million. The increase in North American revenues was partially offset by the build-out of customer platforms, a decline in heavy duty elastomer sales and price reductions on certain original equipment manufacturer platforms. Revenues from our North American aftermarket business were essentially unchanged in the six months ended June 30, 2000 compared to the same period in 1999. Ride control sales to aftermarket customers increased $7 million primarily as a result of the introduction of our new premium Monroe Reflex(TM) shock, which we began selling in November, 1999, and the repricing of our Sensatrac(R) branded products to the retail market. This increase was offset by an 8 percent decrease to $64 million in exhaust revenues to aftermarket customers due to the ongoing impact of declining replacement rates in the industry. We expect to experience continued weakness in aftermarket exhaust sales due to the predominant use of stainless steel in exhaust products sold to original equipment manufacturers, which increases average product life and decreases replacement rates.

     European revenues decreased $22 million from the six months ended June 30 of 1999 compared to the same period in 2000, primarily due to a decrease in the value of European currencies relative to the US dollar. If foreign exchange rates had been the same during the first half of 2000 as they were in the first half of 1999, then our European revenues would have increased 6 percent. Higher unit sales on existing platforms to European original equipment manufacturers increased exhaust and ride control revenues by $47 million and $8 million, respectively. Excluding the currency impact, revenues from our European aftermarket ride control operations increased by $2 million and revenues from our European aftermarket exhaust operations decreased by $12 million in the six months ended June 30 of 2000 from the same period in 1999. Similar to the North American aftermarket, we expect to experience continued weakness in aftermarket exhaust sales due to declining replacement rates.

     Revenues from our operations in the rest of the world increased 21 percent in the six months ended June 30 of 2000 compared to the same period in the prior year. Revenues from our South American operations increased $22 million from the six months ended June 30 of 1999 to the same period in 2000. New original equipment exhaust product launches and increased unit sales on existing original equipment exhaust programs contributed most of the increase in South American revenues. Revenues from our Asian operations increased $9 million from the six months ended June 30 of 1999 to the same period in 2000. This increase was primarily due to higher unit sales to both original equipment and aftermarket customers in the region. Revenues from our Australian operations decreased $3 million in the six months ended June 30 of 2000 in comparison to the same period in the prior year. If currency exchange rates between the Australian dollar and U.S. dollar been the same during the first half of 2000 as in the first half of 1999, revenues from our Australian operations would have increased by $2 million.

  Income Before Interest Expense, Income Taxes, and Minority Interest ("EBIT")

     We reported EBIT of $115 million in the six months ended June 30 of 2000 compared to $152 million in the same period in 1999. Approximately 73 percent, or $27 million, of this decline resulted from stand-alone costs we are incurring in 2000. These costs include the addition of functions necessary for Tenneco Automotive to operate as an independent public company as well as administrative costs for information technology, payroll and accounts payable services. We currently estimate these stand-alone company expenses will be approximately $54 million annually. Of that amount, approximately $40 million relates to information technology services received under a contract with Pactiv entered into in connection with the spin-off. The contract extends for 24 months from date of the spin-off. The remaining amount relates to payroll and accounts payable functions provided by a third party. Accordingly, Pactiv's obligation to provide those services to our company was assigned to a third party under a contract that extends for 36 months from the date of the spin-off. Before the November, 1999 spin-off, the costs for these services were incurred by Tenneco Inc. but were not fully allocated to its operating segments.

     While these stand-alone expenses will be ongoing, we have provided the following table to separate the stand-alone expenses reflected in each of our segments' reported results for the six months ending June 30, 2000 to provide enhanced comparability with the reported results for each of these segments for the 1999 period.

                                               SIX MONTHS ENDED JUNE 30,
                                       ------------------------------------------
                                                    2000                   1999
                                       -------------------------------   --------
                                                   STAND     OPERATING
                                       REPORTED    ALONE       UNITS     REPORTED
                                       RESULTS    EXPENSES    RESULTS    RESULTS    % CHANGE
                                       --------   --------   ---------   --------   --------
                                                       (MILLIONS)

North America.                         $     74   $     18   $      92   $    103   )%   (11
Europe...............................      34         7          41          51        (20)
Rest of World........................       7         2           9           2        350
Previously unallocated Tenneco Inc.
  expenses...........................      --        --          --          (4)        NM
                                         ----       ---        ----        ----
                                         $115       $27        $142        $152         (7)
                                         ====       ===        ====        ====

     Our North American segment incurred $18 million in stand-alone expenses in the six months ended June 30, 2000. Before considering these stand-alone expenses, our North American EBIT decreased by 11 percent to $92 million in the six months ended June 30, 2000 compared to the same period in the prior year. Higher unit volume sales to North American original equipment manufacturers on new and existing platforms improved EBIT by $10 million. We also recorded higher aftermarket ride control unit sales in the first half of 2000 compared to the first half of 1999, which improved EBIT by $12 million, due primarily to the launch of our new premium Monroe Reflex(TM) product. Cost savings from prior restructuring initiatives and other cost reduction actions improved EBIT at our aftermarket operations by $19 million. These increases were offset by lower pricing and volumes in our aftermarket exhaust product lines and the repositioning of our Sensatrac(R) branded products in the retail market, combined, which reduced EBIT by $17 million. We also incurred $13 million of higher changeover and promotional expenses associated with the repositioning of our aftermarket ride control product lines. The negative impact of price reductions to original equipment manufacturers on certain platforms and an unfavorable product mix change in our original equipment customer base reduced EBIT by $9 million. In the first half of 2000, we also recorded costs of $9 million associated with the closing of our Culver, Indiana, OE exhaust plant. These costs included activities such as the relocation of equipment and employee training programs that we could not accrue as restructuring costs. Our North American original equipment operations incurred $7 million in higher selling, general and administrative expenses in the first half of 2000, including engineering expenses for advanced suspension technologies. Higher manufacturing and depreciation expenses in our original equipment operations contributed the remainder of the decrease in North American EBIT.

     Our European segment incurred $7 million in stand-alone expenses in the six months ended June 30, 2000. Before considering these stand-alone expenses, our European EBIT decreased 20 percent to $41 million in the six months ended June 30, 2000. The impact of higher unit volume sales to European original equipment manufacturers, which improved EBIT by $7 million during the six months ended June 30, 2000, was partially offset by the negative impact of price reductions to original equipment manufacturers on certain platforms, which reduced EBIT by $5 million during that period. Lower aftermarket unit sales for both exhaust and ride control products decreased EBIT by $10 million during the six months ended June 30, 2000. Currency weakness in Europe decreased EBIT by $4 million during the six months ended June 30, 2000. Higher steel costs in our European operations and a mix shift from higher margin products to lower margin products in our aftermarket operations was offset by fixed cost absorption during the six months ended June 30, 2000.

     Our operations in the rest of the world incurred $2 million in stand-alone expenses in the second quarter of 2000. Before considering these stand-alone expenses, EBIT from our operations in South America, Australia and Asia improved in the six months ended June 30, 2000 to $9 million compared to $2 million in the same period of 1999. If currency exchange rates between the Australian dollar and the U.S. dollar had been the same during the six months ended June 30, 2000 as in the same period of 1999, EBIT (excluding stand-alone expenses) would have been $10 million. Excluding the $4 million foreign currency transaction loss that we incurred during the first quarter of 1999 in our Brazilian operations, EBIT during the first six months of 2000 increased $3 million compared to the same period in 1999. Higher unit sales in Asia combined with cost reduction actions throughout South America, Asia and Australia contributed to the remainder of the EBIT improvement from the six months ended June 30, 1999 to the same period in 2000. The impact of currency fluctuations in Asia and South America on the translation of financial results did not contribute materially to the EBIT difference between the six months ended June 30, 2000 and the same period in 1999.

  EBIT as a Percentage of Revenue

     The following table shows EBIT as a percentage of revenue by segment. For the six months ended June 30, 2000, this percentage is based on "operating unit" EBIT (which as described above is our reported EBIT excluding the effects of the stand-alone expenses).

                                                              SIX MONTHS
                                                                 ENDED
                                                               JUNE 30,
                                                              -----------
                                                              2000   1999
                                                              ----   ----
North America...............................................   9%     12%
Europe......................................................   7%      8%
Rest of World...............................................   6%      2%
          Total Tenneco Automotive..........................   8%      9%

     In North America, EBIT as a percentage of revenue decreased by 3 percent. Excluding the $102 million increase in revenues associated with the change in revenue recognition of pass-through catalytic converter sales, EBIT as a percentage of revenue would have been 10 percent in the six months ended June 30, 2000. The decrease in EBIT margin from the six months ended June 30, 1999 to the same period in 2000 is due primarily to a mix shift from higher margin OE product sales to lower margin OE product sales, the one-time costs associated with the closing of our Culver, Indiana exhaust plant and product repricings in both our ride control and exhaust aftermarkets. In Europe, EBIT as a percentage of revenue decreased by 1 percent from the six months ended June 30, 1999 to the same period in 2000 primarily due to lower aftermarket sales and unfavorable mix changes in both market channels. The increase in EBIT margin from our operations in the rest of the world was due primarily to our efforts to lower selling, general and administrative expenses in our South American and Asian operations.

  Interest Expense, Net of Interest Capitalized

     We reported interest expense of $93 million during the first six months of 2000, compared to $42 million during the same period in 1999. Interest expense allocated to discontinued operations was $74 million in 1999. The increase in our total interest expense is due primarily to the higher debt levels allocated to us as a result of the spin-off of Pactiv last year, higher interest rates due to our lower debt rating, and recent interest rate increases. The new debt structure is explained in more detail in "Liquidity and Capital Resources" later in this Management's Discussion and Analysis.

  Income Taxes

     Our effective tax rate during the six months ended June 30, 1999 was 40 percent. The effective tax rate of 18 percent in the six months ended June 30, 2000 benefitted primarily from a strategic decision to consolidate all of our Mexican operations into one tax entity, allowing us to utilize additional tax losses. The consolidation was completed in June.

  Earnings Per Share

     Earnings from continuing operations per diluted common share were $.45 for the six months ended June 30, 2000 compared to $1.54 per diluted common share in the prior period. In the six months ended June 30, 1999, we recorded a loss of $3.30 per diluted common share from discontinued operations. In the first quarter of 1999, we incurred an extraordinary loss of $.20 per diluted common share due to the retirement of debt in connection with the sale of the containerboard assets. We also recorded an after-tax charge of $4.00 per diluted common share due to the cumulative effect of the changes in accounting with respect to start-up activities and customer acquisition costs.

LIQUIDITY AND CAPITAL RESOURCES

  Capitalization

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999       % CHANGE
                                                              --------   ------------   --------
Short term debt and current maturities......................   $   43       $   56        (23)%
Long term debt..............................................    1,570        1,578         (1)
                                                               ------       ------
Total debt..................................................    1,613        1,634         (1)
                                                               ------       ------
Total minority interest.....................................       18           16         13
Common shareholders' equity.................................      401          422         (5)
Total capitalization........................................    2,032        2,072         (2)

     Our debt to capitalization ratio was unchanged at 79 percent at June 30, 2000 from December 31, 1999. The increase in the ratio was primarily attributable to the equity decline. The decline in equity resulted from adverse changes in the cumulative translation adjustment of $42 million and payment of common stock dividends of $4 million. This was partially offset by our net income of $16 million and issuance of $9 million of common stock for employee benefit and dividend reinvestment plans during the first six months of 2000.

     At June 30, 2000, we had no borrowings outstanding under our revolving credit facility. Our short-term debt, which relates primarily to borrowings by foreign subsidiaries, decreased by $13 million during the first six months of 2000. This decrease was primarily due to the refinancing of $35 million of high interest rate short-term debt in our Brazilian subsidiary with equity from one of our US affiliates which in turn was funded with surplus cash balances. Our long-term debt balance consists of borrowings made under new credit agreements (described below) to facilitate the debt realignment, as well as approximately $21 million of debt that was not retired in the cash tender and exchange offers associated with the spin-off of Pactiv. The decrease in long-term debt was primarily due to the reclassification of long-term debt to short-term debt and current maturities. We believe that cash flows from operations, combined with available borrowing capacity described above and assuming that we maintain compliance with the requirements of our loan agreements, will generally be sufficient to meet our future capital requirements for the following year.

     As part of the realignment of debt that was required in order to complete the spin-off, on September 30, 1999, we entered into a $1.55 billion committed senior secured financing arrangement with a syndicate of banks and other financial institutions consisting of: (i) a $500 million, six-year revolving credit facility; (ii) a $450 million six-year term loan; (iii) a $300 million eight-year term loan and; (iv) a $300 million eight-and-one-half year term loan. A portion of each term loan is payable in quarterly installments beginning September 30, 2001. Borrowings under this facility bear interest at an annual rate equal to, at the borrower's option, either (i) the London Interbank Offering Rate plus a margin of 275 basis points for the six-year revolving credit facility and the six-year term loan, 325 basis points for the eight-year term loan and 350 basis points for the eight-and-one-half year term loan; or
(ii) a rate consisting of the greater of The Chase Manhattan Bank's prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 175 basis points for the six-year revolving credit facility and the six-year term loan, 225 basis points for the eight-year term loan and 250 basis points for the eight-and-one-half year term loan. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and the six year term loan may be adjusted based on the consolidated leverage ratio (total debt divided by consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the senior credit facility agreement) measured at the end of each quarter starting with the fiscal quarter ending December 31, 2000.

     The senior credit facility agreement requires that we initially maintain:
(i) a consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA) not greater than 4.75; (ii) a consolidated interest coverage ratio (consolidated EBITDA divided by consolidated cash interest paid) not less than 2.00; and (iii) a consolidated fixed charge coverage ratio (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) not less than 1.00. Under the terms of the senior credit facility agreement, the maximum permitted consolidated leverage ratio will decrease beginning in the year 2001, the minimum permitted consolidated interest coverage ratio will increase beginning in the year 2001 and the minimum permitted consolidated fixed charge coverage ratio will increase beginning in the year 2002. The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (a) incurring additional liens; (b) sale and leaseback transactions; (c) liquidations and dissolutions; (d) incurring additional indebtedness or guarantees; (e) capital expenditures; (f) dividends; (g) mergers and consolidations; and (h) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. At June 30, 2000, we were in compliance with these requirements. Since our debt-to-equity ratio is high, our ability to maintain compliance with these requirements is very sensitive to earnings and interest rate movements. If we do not maintain compliance with these requirements or obtain waivers from our lenders, our ability to raise additional future borrowings may be restricted.

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

  Cash Flows

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                              ---------------
                                                              2000     1999
                                                              -----   -------
Cash provided (used) by:
  Operating activities -- continuing operations.............   $52    $  (88)
  Investing activities -- continuing operations.............   (68)     (104)
  Financing activities......................................   (13)    1,170

  Operating Activities

     Cash provided by continuing operating activities increased by $140 million for the first six months of 2000 compared to the same period in the prior year. This improvement was driven primarily by our increased focus on working capital which increased by $34 million during the first six months of 2000 in comparison to an increase of $195 million during the same period last year. During the first six months of 2000, the balance of factored accounts receivable increased from $16 million to $28 million and during the first six months of 1999 the balance of factored accounts receivable decreased from $137 million to $86 million. We also increased our accounts payable from $348 million on December 31, 1999 to $426 million on June 30, 2000. During the second quarter of 2000, we took advantage of accounts payable terms versus discounts. Our accounts payable increased from $592 million on December 31, 1998 to $608 million on June 30, 1999. We also began to realize lower inventory benefits from our lean manufacturing initiatives in North America. While revenues from North America increased from $469 million during the first six months of 1999 to $539 million during the first six months of 2000, our inventory in North America decreased by $19 million during the first six months of

1999 in comparison to a $3 million decrease during the same period in 1999. The remainder of the change in operating cash flow is primarily due to the change in operating income and accrued income taxes.

     Cash used by our discontinued specialty and paperboard packaging operations was $93 million in the second quarter of 1999.

  Investing Activities

     Cash used by investing activities for continuing operations was $36 million lower in the first six months of 2000 compared to the same period in 1999. Capital expenditures were relatively flat at $67 million in the first six months of 2000 compared to $70 million in 1999. During the first six months of 1999, we used $35 million to acquire businesses, primarily Kinetic Ltd, an Australian suspension engineering company.

     Cash used by investments in discontinued operations were $872 million in the second quarter of 1999. During the second quarter of 1999, Tenneco acquired for approximately $1.1 billion certain assets previously used by the containerboard business under operating leases and timber cutting rights. This was required in order to complete the April, 1999 containerboard sale. We also received $306 million in proceeds related to the containerboard and folding carton sale transactions and $28 million in proceeds from disposal of assets in our specialty packaging business.

  Financing Activities

     Cash used by financing activities was $13 million in the first six months of 2000. This decrease was primarily due to improved operating cash flow which allowed us to pay down debt by $20 million. We also issued $9 million of common stock during the six month period for employee benefit and dividend reinvestment plans which was offset by $4 million of common stock dividend payments.

     Cash provided by financing activities was $1.2 billion during the first six months of 1999. Excluding the borrowings required to complete the containerboard sale transaction, cash used by financing activities was $590 million for the first six months of 1999. This primarily reflected the use of the net proceeds of the containerboard sale transaction to reduce our short-term debt. Before the containerboard sale transaction, our Packaging division borrowed approximately $1.8 billion. These borrowings were used to acquire the assets used under operating leases and timber cutting rights described under "Investing Activities" above, and to purchase the containerboard business accounts receivable. Our Packaging division remitted the balance of the borrowings to us to retire short-term debt. Packaging contributed the containerboard business to the new joint venture subject to the approximately $1.8 billion in new debt. The debt reduction, which resulted from this contribution, is shown on the Statements of Cash Flows as a non-cash financing activity.

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

     Under the terms of our senior credit facility agreement, we were required to hedge our exposure to floating interest rates within 180 days following the spin-off so that at least 50 percent of our long-term debt is fixed for a period of at least three years. In February 2000, we hedged $250 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. In April 2000, we hedged an additional $50 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. The hedges that we executed fully satisfy the interest rate hedging requirement of the senior credit facility agreement. Therefore, we have $821 million in long-term debt obligations that have fixed interest rates for the next three years and $749 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     We estimate that the fair value of our long-term debt at June 30, 2000 was about 95 percent of its book value. A one percent increase or decrease in interest rates would increase or decrease the interest expense we recognize in the income statement and the cash we pay for interest expense by about $5 million after tax.

EURO CONVERSION

     The European Monetary Union resulted in the adoption of a common currency, the "euro," among eleven European nations. The euro is being adopted over a three-year transition period beginning January 1, 1999. In October 1997, we established a cross-functional Euro Committee, comprised of representatives of the Company's operational divisions as well as its corporate offices. That Committee had two principal objectives: (1) to determine the impact of the euro on our business operations, and (2) to recommend and facilitate implementation of those steps necessary to ensure that we would be fully prepared for the euro's introduction. As of January 1, 1999, we implemented those euro conversion procedures that it had determined to be necessary and prudent to adopt by that date, and is on track to becoming fully "euro ready" on or before the conclusion of the three-year euro transition period. We believe that the costs associated with transitioning to the euro will not be material to our consolidated financial position or the results of our operations.

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

     At June 30, 2000, we had been designated as a potentially responsible party in four Superfund sites. We have estimated our share of the remediation costs for these sites to be approximately $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $14 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in our determination of our estimated liability.

     We have also recently undertaken a third-party evaluation of estimated environmental remediation costs at two of our facilities. The evaluations were initiated as a result of testing that indicated the potential underground migration of some contaminants beyond our facility property. If the results of the evaluations, which are expected to be complete in the third or fourth quarter of 2000, indicate environmental contamination has occurred, we could be required to increase our reserves for these facilities in an amount which we cannot predict at this time. The reserves required could be material to our income statement in the period when we are required to adjust them. However, we believe that the costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our consolidated financial position.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

     The results of operations for the three and six months ended June 30, 1999, for our discontinued specialty packaging business are shown in note 3 to the financial statements.

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

                                    PART II

                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Incorporated herein by reference to "Item 2. Changes in Securities and Use of Proceeds" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Incorporated herein by reference to "Item 5. Other Information" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

ITEM 5. OTHER INFORMATION.

     As we previously announced, on July 11, 2000 Frank E. Macher and Dennis G. Severance were elected to our company's board of directors. Also on that date, Dana G. Mead retired from the board of directors. Frank Macher was president and CEO of ITT Automotive from June 1997 until January 1999. Prior to joining ITT, Mr. Macher had a 30-year career with the Ford Motor Company, serving most recently as vice president and general manager of the automotive components division until his retirement in 1996. Dennis Severance is the Andersen Consulting Professor of Computer and Information Systems at the University of Michigan Business School, where he has served as the chairman of the computer and information systems faculty. Prior to joining the University of Michigan faculty in 1978, Mr. Severance held associate and assistant professor positions at the University of Minnesota and Cornell University respectively. He also serves as an information systems consultant to large corporations.

     On August 9, 2000, Timothy Jackson was appointed to the newly created position of Senior Vice President Global Technology, having previously served as our Senior Vice President and General Manager of North American Original Equipment. In his new role, Mr. Jackson will have global responsibility for designing products for ease of manufacture and for driving standardization in all engineering and manufacturing processes. Mr. Jackson will continue to manage the North American OE manufacturing and engineering functions. Mark P. Frissora, Chairman and CEO, will oversee the commercial and support functions for North American OE on an interim basis.

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

                                                          TENNECO AUTOMOTIVE INC.

Dated: August 11, 2000                                                    By: /s/ MARK A. MCCOLLUM
                                                            ----------------------------------------------------
                                                                              Mark A. McCollum
                                                                         Senior Vice President and
                                                                          Chief Financial Officer

                               INDEX TO EXHIBITS
                                       TO
                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 2000

 EXHIBIT
  NUMBER                                  DESCRIPTION
 -------                                  -----------
  2          --   Distribution Agreement by and between the registrant and
                  Tenneco Packaging Inc. dated November 3, 1999 (incorporated herein by reference to Exhibit 2 to the registrant's Current
                  Report on Form 8-K dated November 4, 1999, File No.
                  1-12387).
  3.1(a)     --   Restated Certificate of Incorporation of the registrant
                  dated December 11, 1996 (incorporated herein by reference
                  from Exhibit 3.1(a) of the registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1997, File No.
                  1-12387).
  3.1(b)     --   Certificate of Amendment, dated December 11, 1996
                  (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1997, File No. 1-12387).
  3.1(c)     --   Certificate of Ownership and Merger, dated July 8, 1997
                  (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1997, File No. 1-12387).
  3.1(d)     --   Certificate of Designation of Series B Junior Participating
                  Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                  Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1998, File No. 1-12387).
  3.1(e)     --   Certificate of Elimination of the Series A Participating
                  Junior Preferred Stock of the registrant dated September 11,
                  1998 (incorporated herein by reference from Exhibit 3.1(e)
                  of the registrant's Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1998, File No. 1-12387).
  3.1(f)     --   Certificate of Amendment to Restated Certificate of
                  Incorporation of the registrant dated November 5, 1999
                  (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(g)     --   Certificate of Amendment to Restated Certificate of
                  Incorporation of the registrant dated November 5, 1999
                  (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(h)     --   Certificate of Ownership and Merger merging Tenneco
                  Automotive Merger Sub Inc. with and into the registrant,
                  dated November 5, 1999 (incorporated herein by reference
                  from Exhibit 3.1(h) of the registrant's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1999, File No.
                  1-12387).
  3.1(i)     --   Certificate of Amendment to Restated Certificate of
                  Incorporation of the registrant dated May 9, 2000
                  (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
  3.2(a)     --   By-laws of the registrant, as amended March 14, 2000
                  (incorporated herein by reference from Exhibit 3.2(a) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1999, File No. 1-12387).
  3.3        --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                  ("Global"), as amended (incorporated herein by reference to
                  Exhibit 3.3 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
  3.4        --   By-laws of Global (incorporated herein by reference to
                  Exhibit 3.4 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
  3.5        --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                  (incorporated herein by reference to Exhibit 3.5 to the
                  registrant's Registration Statement on Form S-4, Reg. No.
                  333-93757).

 EXHIBIT
  NUMBER                                  DESCRIPTION
 -------                                  -----------
  3.6        --   By-laws of TMC (incorporated herein by reference to Exhibit
                  3.6 to the registrant's Registration Statement on Form S-4,
                  Reg. No. 333-93757).
  3.7        --   Amended and Restate Certificate of Incorporation of Tenneco
                  International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                  Statement on Form S-4, Reg. No. 333-93757).
  3.8        --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                  Statement on Form S-4, Reg. No. 333-93757).
  3.9        --   Certificate of Incorporation of Clevite Industries Inc.
                  ("Clevite"), as amended (incorporated herein by reference to
                  Exhibit 3.9 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
  3.10       --   By-laws of Clevite (incorporated herein by reference to
                  Exhibit 3.10 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
  3.11       --   Amended and Restated Certificate of Incorporation of the
                  Pullman Company ("Pullman") (incorporated herein by
                  reference to Exhibit 3.11 to the registrant's Registration
                  Statement on Form S-4, Reg. No. 333-93757).
  3.12       --   By-laws of Pullman (incorporated herein by reference to
                  Exhibit 3.12 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
  3.13       --   Certificate of Incorporation of Tenneco Automotive Operating
                  Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
  3.14       --   By-laws of Operating (incorporated herein by reference to
                  Exhibit 3.14 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
  4.1(a)     --   Rights Agreement dated as of September 8, 1998, by and
                  between the registrant and First Chicago Trust Company of
                  New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                  8-K dated September 24, 1998, File No. 1-12387).
  4.1(b)     --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                  Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1(b) of the registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1999,
                  File No. 1-12387).
  4.2(a)     --   Indenture, dated as of November 1, 1996, between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.1 of the
                  registrant's Registration Statement on Form S-4,
                  Registration No. 333-14003).
  4.2(b)     --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                  herein by reference from Exhibit 4.3(b) of the registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1996, File No. 1-12387).
  4.2(c)     --   Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).
  4.2(d)     --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).

 EXHIBIT
  NUMBER                                  DESCRIPTION
 -------                                  -----------
  4.2(e)     --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).
  4.2(f)     --   Fifth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.3(f) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).
  4.2(g)     --   Sixth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.3(g) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).
  4.2(h)     --   Seventh Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.3(h) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).
  4.2(i)     --   Eighth Supplemental Indenture, dated as of April 28, 1997, to Indenture, dated as of November 1, 1996 between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.1 of the
                  registrant's Current Report on Form 8-K dated April 23,
                  1997, File No. 1-12387).
  4.2(j)     --   Ninth Supplemental Indenture, dated as of April 28, 1997, to
                  Indenture, dated as of November 1, 1996, between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.2 of the
                  registrant's Current Report on Form 8-K dated April 23,
                  1997, File No. 1-12387).
  4.2(k)     --   Tenth Supplemental Indenture, dated as of July 16, 1997, to
                  Indenture, dated as of November 1, 1996, between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.1 of the
                  registrant's Current Report on Form 8-K dated June 11, 1997,
                  File No. 1-12387).
  4.2(l)     --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                  Indenture dated November 1, 1996 between The Chase Manhattan
                  Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30,
                  1999, File No. 1-12387).
  4.3        --   Specimen stock certificate for Tenneco Automotive Inc.
                  common stock (incorporated herein by reference from Exhibit
                  4.3 of the registrant's Quarterly Report on Form 10-Q for
                  the quarter ended September 30, 1999, File No. 1-12387).
  4.4(a)     --   Indenture dated October 14, 1999 by and between the
                  registrant and The Bank of New York, as trustee
                  (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  4.4(b)     --   Supplemental Indenture dated November 4, 1999 among Tenneco
                  Automotive Operating Subsidiary Inc. (formerly Tenneco
                  Automotive Inc.), Tenneco International Holding Corp.,
                  Tenneco Global Holdings Inc., the Pullman Company and
                  Clevite Industries Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference from Exhibit
                  4.4(b) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).

 EXHIBIT
  NUMBER                                  DESCRIPTION
 -------                                  -----------
  4.4(c)     --   Subsidiary Guarantee dated as of October 14, 1999 from
                  Tenneco Automotive Operating Subsidiary Inc. (formerly
                  Tenneco Automotive Inc.), Tenneco International Holding
                  Corp., Tenneco Global Holdings Inc., the Pullman Company,
                  Clevite Industries Inc. and TMC Texas Inc. in favor of The
                  Bank of New York, as trustee (incorporated herein by
                  reference to Exhibit 4.4(c) to the registrant's Registration
                  Statement on Form S-4, Reg. No. 333-93757).
  4.5(a)     --   Credit Agreement, dated as of September 30, 1999, among the registrant, the Lenders named therein, Commerzbank and Bank of America, N.A., Citicorp USA, Inc. and The Chase Manhattan
                  Bank (incorporated herein by reference from Exhibit 4.5(a)
                  of the registrant's Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1999, File No. 1-12387).
 10.1        --   Distribution Agreement, dated November 1, 1996, by and among
                  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
                  10, File No. 1-12387).
 10.2        --   Amendment No. 1 to Distribution Agreement, dated as of
                  December 11, 1996, by and among El Paso Tennessee Pipeline
                  Co. (formerly Tenneco Inc.), the registrant, and Newport
                  News Shipbuilding Inc. (incorporated herein by reference
                  from Exhibit 10.2 of the registrant's Annual Report on Form
                  10-K for the year ended December 31, 1996, File No.
                  1-12387).
 10.3        --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                  Tenneco Inc.), the registrant, and Newport News Shipbuilding
                  Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1996, File No. 1-12387).
 10.4        --   Benefits Agreement, dated December 11, 1996, by and among El
                  Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                  registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1996, File No. 1-12387).
 10.5        --   Insurance Agreement, dated December 11, 1996, by and among
                  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1996, File No. 1-12387).
 10.6        --   Tax Sharing Agreement, dated December 11, 1996, by and among
                  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                  Newport News Shipbuilding Inc., the registrant, and El Paso
                  Natural Gas Company (incorporated herein by reference from
                  Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
 10.7        --   First Amendment to Tax Sharing Agreement, dated as of
                  December 11, 1996, among El Paso Tennessee Pipeline Co.
                  (formerly Tenneco Inc.), the registrant and Newport News
                  Shipbuilding Inc. (incorporated herein by reference from
                  Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
*10.8        --   Tenneco Automotive Inc. Executive Incentive Compensation
                  Plan.
 10.9        --   Tenneco Automotive Inc. Change of Control Severance Benefits
                  Plan for Key Executives (incorporated herein by reference
                  from Exhibit 10.13 of the registrant's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1999, File No.
                  1-12387).
 10.10       --   Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                  Registration Statement on Form S-4, Reg. No. 333-93757).
*10.11       --   Tenneco Automotive Inc. Key Executive Pension Plan.
*10.12       --   Tenneco Automotive Inc. Deferred Compensation Plan.
*10.13       --   Tenneco Automotive Inc. Supplemental Executive Retirement
                  Plan.

 EXHIBIT
  NUMBER                                  DESCRIPTION
 -------                                  -----------
 10.14       --   Release Agreement dated as of October 18, 1999 by and
                  between Dana G. Mead and Tenneco Management Company and
                  Modification of Release Agreement dated as of October 18,
                  1999 among Dana G. Mead, Tenneco Automotive Inc. and Tenneco
                  Management Company (incorporated herein by reference from
                  Exhibit 10.18 of the registrant's Quarterly Report on Form
                  10-Q for the quarter ended September 30, 1999, File No.
                  1-12387).
 10.15       --   Release Agreement dated as of September 17, 1999 by and
                  between Robert T. Blakely and Tenneco Management Company and
                  Modification of Release Agreement dated as of September 17,
                  1999 among Robert T. Blakely, Tenneco Automotive Inc. and
                  Tenneco Management Company (incorporated herein by reference from Exhibit 10.15 to the registrant's Annual Report on Form
                  10-K for the year ended December 31, 1999, File No.
                  1-12387).
 10.16       --   Agreement, dated as of April 12, 1999, among the registrant,
                  Tenneco Management Company, Tenneco Packaging Inc. and Paul
                  T. Stecko (incorporated herein by reference from Exhibit
                  10.30 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-12387).
 10.17       --   Human Resources Agreement by and between Tenneco Automotive
                  Inc. and Tenneco Packaging Inc. dated November 4, 1999
                  (incorporated herein by reference to Exhibit 99.1 to the
                  registrant's Current Report on Form 8-K dated November 4,
                  1999, File No. 1-12387).
 10.18       --   Tax Sharing Agreement by and between Tenneco Automotive Inc.
                  and Tenneco Packaging Inc. dated November 3, 1999
                  (incorporated herein by reference to Exhibit 99.2 to the
                  registrant's Current Report on Form 8-K dated November 4,
                  1999, File No. 1-12387).
 10.19       --   Amended and Restated Transition Services Agreement by and
                  between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                  dated as of November 4, 1999 (incorporated herein by
                  reference from Exhibit 10.21 of the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30,
                  1999, File No. 1-12387).
 10.20       --   Purchase Agreement among Salomon Smith Barney Inc., the
                  other Initial Purchasers as named therein and Tenneco Inc.
                  dated October 8, 1999 (incorporated herein by reference from
                  Exhibit 10.18 of the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
 10.21       --   Registration Rights Agreement among Tenneco Inc., the
                  Guarantors named therein, Salomon Smith Barney Inc. and the other Initial Purchasers named therein dated October 14,
                  1999 (incorporated herein by reference from Exhibit 10.19 of the registrant's Registration Statement on Form S-4, Reg.
                  No. 333-93757).
 10.22       --   Assumption Agreement among Tenneco Automotive Operating
                  Company Inc., Tenneco International Holding Corp., Tenneco
                  Global Holdings Inc., The Pullman Company, Clevite
                  Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                  and the other Initial Purchasers listed in the Purchase
                  Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.20 of the registrant's
                  Registration Statement on Form S-4, Reg. No. 333-93757).
*10.23       --   Amendment No. 1 to Change in Control Severance Benefit Plan
                  for Key Executives.
*10.24       --   Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora.
*10.25       --   Letter Agreement dated July 27, 2000 between the registrant and Mark A. McCollum.
*10.26       --   Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider.
*10.27       --   Letter Agreement dated July 27, 2000 between the registrant and Timothy Jackson.
 11          --   None.
*12          --   Computation of Ratio of Earnings to Fixed Charges.

 EXHIBIT
  NUMBER                                  DESCRIPTION
 -------                                  -----------
*15          --   Letter Regarding Unaudited Interim Financial Information.
 18          --   None.
 19          --   None.
 22          --   None.
 23          --   None.
 24          --   None.
*27.1        --   Financial Data Schedule -- Period Ended June, 2000.
*27.2        --   Financial Data Schedule -- Period June 30, 1999.
 99          --   None.

---------------
* Filed herewith