Form 10-Q
period 2000-09-30
TENNECO AUTOMOTIVE INC
filed 2000-11-14
CIK 1024725

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

          For the Quarterly Period Ended September 30, 2000

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

 Common Stock, par value $.01 per share: 35,659,628 shares as of September 30,
                                     2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                  PAGE
                                                                  ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
  Tenneco Automotive Inc. and Consolidated Subsidiaries --
     Report of Independent Public Accountants...............           4
     Statements of Income (Loss)............................           5
     Balance Sheets.........................................           6
     Statements of Cash Flows...............................           7
     Statements of Changes in Shareholders' Equity..........           8
     Statements of Comprehensive Income (Loss)..............           9
     Notes to Financial Statements..........................          10
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................          25
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................          25
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings.................................           *
  Item 2. Changes in Securities.............................           *
  Item 3. Defaults Upon Senior Securities...................           *
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................           *
  Item 5. Other Information.................................          41
  Item 6. Exhibits and Reports on Form 8-K..................          41

---------------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q contains forward-looking statements regarding, among other things, our prospects and business strategies. These forward-looking statements are included primarily under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the section therein entitled "Outlook." The words "will," "believes," "should," "plans," "expects," and "estimates," and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

     - general economic, business and market conditions;

     - the impact of consolidation among automotive parts suppliers and customers on our ability to compete;

     - operating hazards associated with our business;

     - changes in consumer demand, prices and preferences for automobiles and automotive parts, as well as changes in automobile manufacturers' actual and forecasted requirements for our products (and the resultant impact on our ability to realize the sales represented by our awarded book of business);

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

     - our ability to execute restructuring and other cost reduction plans and realize anticipated benefits from these plans;

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

     - any other changes that cause the assumptions described in the "Outlook" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" to prove to be incorrect; and

     - the occurrence or non-occurrence of circumstances beyond our control.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tenneco Automotive Inc.:

     We have reviewed the consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of September 30, 2000, and the related consolidated statements of income and cash flows for the three and nine-month periods ended September 30, 2000. These financial statements are the responsibility of Tenneco Automotive Inc.'s management.

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

Chicago, Illinois
October 23, 2000

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                  --------------------------    --------------------------
                                                     2000           1999           2000           1999
                                                     ----           ----           ----           ----
                                                       (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenue.............    $       870    $       816    $     2,700    $     2,473
                                                  -----------    -----------    -----------    -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation
    shown below)..............................            678            600          2,062          1,812
  Engineering, research, and development......             14             12             44             39
  Selling, general, and administrative........             89            100            316            303
  Depreciation and amortization...............             40             39            116            110
                                                  -----------    -----------    -----------    -----------
                                                          821            751          2,538          2,264
                                                  -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)........................             (2)             2             --             10
                                                  -----------    -----------    -----------    -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES,
  AND MINORITY INTEREST.......................             47             67            162            219
  Interest expense (net of interest
    capitalized)..............................             46             16            139             58
  Income tax expense (benefit)................             (5)            16             (1)            60
  Minority interest...........................             --              8              2             21
                                                  -----------    -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS.............              6             27             22             80
                                                  -----------    -----------    -----------    -----------
Income (loss) from discontinued operations,
  net of income tax...........................             --             12             --            (99)
                                                  -----------    -----------    -----------    -----------
Income (loss) before extraordinary loss.......              6             39             22            (19)
Extraordinary loss, net of income tax.........             (1)            --             (1)            (7)
                                                  -----------    -----------    -----------    -----------
Income (loss) before cumulative effect of
  change in accounting principle..............              5             39             21            (26)
Cumulative effect of change in accounting
  principle, net of income tax................             --             --             --           (134)
                                                  -----------    -----------    -----------    -----------
NET INCOME (LOSS).............................    $         5    $        39    $        21    $      (160)
                                                  ===========    ===========    ===========    ===========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding--
  Basic.......................................     35,054,961     33,491,897     34,392,126     33,423,014
  Diluted.....................................     35,217,995     33,545,064     34,584,516     33,491,690
Basic earnings (loss) per share of common
  stock--Continuing operations................    $       .17    $       .86    $       .62    $      2.40
  Discontinued operations.....................             --            .32             --          (2.98)
  Extraordinary loss..........................           (.01)            --           (.01)         (0.20)
  Cumulative effect of change in accounting
    principle.................................             --             --             --          (4.00)
                                                  -----------    -----------    -----------    -----------
                                                  $       .16    $      1.18    $       .61    $     (4.78)
                                                  ===========    ===========    ===========    ===========
Diluted earnings (loss) per share of common
  stock--
  Continuing operations.......................    $       .16    $       .86    $       .61    $      2.40
  Discontinued operations.....................             --            .32             --          (2.98)
  Extraordinary loss..........................           (.01)            --           (.01)         (0.20)
  Cumulative effect of change in accounting
    principle.................................             --             --             --          (4.00)
                                                  -----------    -----------    -----------    -----------
                                                  $       .15    $      1.18    $       .60    $     (4.78)
                                                  ===========    ===========    ===========    ===========
Cash dividends per share of common stock......    $      0.05    $      1.50    $      0.15    $      4.50
                                                  ===========    ===========    ===========    ===========

  The accompanying notes to financial statements are an integral part of these statements of income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2000             1999
                                                                -------------    ------------
                                                                         (MILLIONS)
ASSETS
Current assets:
  Cash and temporary cash investments.......................       $    68         $    84
  Receivables--
     Customer notes and accounts, net.......................           554             557
     Other..................................................            30              14
  Inventories--
     Finished goods.........................................           187             215
     Work in process........................................            85              86
     Raw materials..........................................            86              73
     Materials and supplies.................................            37              38
  Deferred income taxes.....................................            79              59
  Prepayments and other.....................................            81              75
                                                                   -------         -------
                                                                     1,207           1,201
                                                                   -------         -------
Other assets:
  Long-term notes receivable, net...........................            23              20
  Goodwill and intangibles, net.............................           467             495
  Deferred income taxes.....................................            53              13
  Pension assets............................................            34              31
  Other.....................................................           144             146
                                                                   -------         -------
                                                                       721             705
                                                                   -------         -------
Plant, property, and equipment, at cost.....................         1,849           1,923
  Less--Reserves for depreciation and amortization..........           865             886
                                                                   -------         -------
                                                                       984           1,037
                                                                   -------         -------
                                                                   $ 2,912         $ 2,943
                                                                   =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities on long-term
     debt)..................................................       $    35         $    56
  Accounts payable..........................................           436             348
  Accrued taxes.............................................            23              20
  Accrued interest..........................................            50              29
  Accrued liabilities.......................................           149             149
  Other.....................................................            47              61
                                                                   -------         -------
                                                                       740             663
                                                                   -------         -------
Long-term debt..............................................         1,505           1,578
                                                                   -------         -------
Deferred income taxes.......................................           129             108
                                                                   -------         -------
Postretirement benefits.....................................           135             125
                                                                   -------         -------
Deferred credits and other liabilities......................            25              31
                                                                   -------         -------
Commitments and contingencies
Minority interest...........................................            15              16
                                                                   -------         -------
Shareholders' equity:
  Common stock..............................................            --              --
  Premium on common stock and other capital surplus.........         2,734           2,721
  Accumulated other comprehensive income (loss).............          (267)           (179)
  Retained earnings (accumulated deficit)...................        (1,864)         (1,880)
                                                                   -------         -------
                                                                       603             662
  Less--Shares held as treasury stock, at cost..............           240             240
                                                                   -------         -------
                                                                       363             422
                                                                   -------         -------
                                                                   $ 2,912         $ 2,943
                                                                   =======         =======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                ------------------
                                                                 2000       1999
                                                                 ----       ----
                                                                    (MILLIONS)
OPERATING ACTIVITIES
Income from continuing operations...........................    $    22    $    80
Adjustments to reconcile income from continuing operations
  to cash provided (used) by continuing operations--
  Depreciation and amortization.............................        116        110
  Deferred income taxes.....................................        (15)        44
  (Gain) loss on sale of businesses and assets, net.........          1          5
  Changes in components of working capital--
    (Increase) decrease in receivables......................        (44)      (244)
    (Increase) decrease in inventories......................        (11)        (7)
    (Increase) decrease in prepayments and other current
     assets.................................................        (15)        15
    Increase (decrease) in accounts payable.................        123         44
    Increase (decrease) in accrued taxes....................          7        (74)
    Increase (decrease) in accrued interest.................         20         39
    Increase (decrease) in other current liabilities........         (5)       (62)
  Other.....................................................          4        (50)
                                                                -------    -------
Cash provided (used) by continuing operations...............        203       (100)
Cash provided (used) by discontinued operations.............         --        (66)
                                                                -------    -------
Net cash provided (used) by operating activities............        203       (166)
                                                                -------    -------
INVESTING ACTIVITIES
Net proceeds related to the sale of discontinued
  operations................................................         --        342
Net proceeds from sale of assets............................          7          8
Expenditures for plant, property, and equipment.............       (108)      (104)
Acquisitions of businesses..................................         (5)       (36)
Expenditures for plant, property, and equipment and business
  acquisitions--discontinued operations.....................         --     (1,249)
Investments and other.......................................        (15)       (29)
                                                                -------    -------
Net cash provided (used) by investing activities............       (121)    (1,068)
                                                                -------    -------
NET CASH PROVIDED (USED) BEFORE FINANCING
  ACTIVITIES--CONTINUING OPERATIONS.........................         82       (261)
FINANCING ACTIVITIES
Issuance of common and treasury stock.......................         13         28
Proceeds from subsidiary equity issued......................          1         --
Purchase of common stock....................................         --         (4)
Issuance of long-term debt..................................          1      1,761
Retirement of long-term debt................................        (67)       (30)
Net increase (decrease) in short-term debt excluding current
  maturities on long-term debt..............................        (25)      (360)
Dividends (common)..........................................         (5)      (151)
Other.......................................................        (11)        --
                                                                -------    -------
Net cash provided (used) by financing activities............        (93)     1,244
                                                                -------    -------
Effect of foreign exchange rate changes on cash and
  temporary cash investments................................         (5)         3
                                                                -------    -------
Increase (decrease) in cash and temporary cash
  investments...............................................        (16)        13
Cash and temporary cash investments, January 1..............         84         29
                                                                -------    -------
Cash and temporary cash investments, September 30 (Note)....    $    68    $    42
                                                                =======    =======
Cash paid during the period for interest....................    $   125    $   150
Cash paid during the period for income taxes (net of
  refunds)..................................................    $     8    $    77
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common equity interest received related to the sale of
  containerboard operations.................................         --        194
Principal amount of long-term debt assumed by buyers of
  containerboard operations.................................         --     (1,760)

---------------
NOTE:Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.
  The accompanying notes to financial statements are an integral part of these statements of cash flows.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                        ---------------------------------------------
                                                                2000                     1999
                                                        ---------------------    --------------------
                                                          SHARES      AMOUNTS      SHARES      AMOUNT
                                                        ----------    -------    ----------    ------
                                                               (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1...................................    34,970,485    $    --    34,734,039    $   --
  Issued pursuant to benefit plans..................     1,987,641         --       109,004        --
                                                        ----------    -------    ----------    ------
Balance September 30................................    36,958,126         --    34,843,043        --
                                                        ==========    =======    ==========    ======
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1...................................                    2,721                   2,712
  Premium on common stock issued pursuant to benefit
     plans..........................................                       13                      11
                                                                      -------                  ------
Balance September 30................................                    2,734                   2,723
                                                                      -------                  ------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance January 1...................................                     (179)                    (91)
  Other comprehensive income (loss).................                      (88)                    (83)
                                                                      -------                  ------
Balance September 30................................                     (267)                   (174)
                                                                      -------                  ------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1...................................                   (1,880)                    142
  Net income (loss).................................                       21                    (160)
  Dividends on common stock.........................                       (5)                   (150)
                                                                      -------                  ------
Balance September 30................................                   (1,864)                   (168)
                                                                      -------                  ------
LESS--COMMON STOCK HELD AS TREASURY STOCK, AT COST
Balance January 1...................................     1,298,373        240     1,351,536       259
  Shares acquired...................................           125         --        34,669         5
  Shares issued pursuant to benefit and dividend
     reinvestment plans.............................            --         --      (118,166)      (23)
                                                        ----------    -------    ----------    ------
Balance September 30................................     1,298,498        240     1,268,039       241
                                                        ==========    -------    ==========    ------
Total...............................................                  $   363                  $2,140
                                                                      =======                  ======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------------------------------------
                                                            2000                            1999
                                                -----------------------------   -----------------------------
                                                 ACCUMULATED                     ACCUMULATED
                                                    OTHER                           OTHER
                                                COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                   INCOME          INCOME          INCOME          INCOME
                                                -------------   -------------   -------------   -------------
                                                                         (MILLIONS)
NET INCOME (LOSS)............................                       $   5                           $  39
                                                                    -----                           -----
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance July 1.............................       $(218)                          $(185)
    Translation of foreign currency
       statements............................         (46)            (46)             20              20
                                                    -----                           -----
  Balance September 30.......................        (264)                           (165)
                                                    -----                           -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance July 1.............................          (3)                             (9)
    Additional minimum pension liability
       adjustments...........................          --              --              --              --
                                                    -----                           -----
  Balance September 30.......................          (3)                             (9)
                                                    -----                           -----
Balance September 30.........................       $(267)                          $(174)
                                                    =====           -----           =====           -----
Other comprehensive income (loss)............                         (46)                             20
                                                                    -----                           -----
COMPREHENSIVE INCOME (LOSS)..................                       $ (41)                          $  59
                                                                    =====                           =====

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               ----------------------------------------------------------------
                                                            2000                              1999
                                               ------------------------------    ------------------------------
                                                ACCUMULATED                       ACCUMULATED
                                                   OTHER                             OTHER
                                               COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE
                                                  INCOME           INCOME           INCOME           INCOME
                                               -------------    -------------    -------------    -------------
                                                                          (MILLIONS)
NET INCOME (LOSS)..........................                         $  21                             $(160)
                                                                    -----                             -----
ACCUMULATED OTHER COMPREHENSIVE INCOME
  (LOSS)
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1........................        $(176)                            $ (82)
    Translation of foreign currency
       statements..........................          (88)             (88)             (83)             (83)
                                                   -----                             -----
  Balance September 30.....................         (264)                             (165)
                                                   -----                             -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance January 1........................           (3)                               (9)
    Additional minimum pension liability
       adjustments.........................           --               --               --               --
                                                   -----                             -----
  Balance September 30.....................           (3)                               (9)
                                                   -----                             -----
Balance September 30.......................        $(267)                            $(174)
                                                   =====            -----            =====            -----
Other comprehensive income (loss)..........                           (88)                              (83)
                                                                    -----                             -----
COMPREHENSIVE INCOME (LOSS)................                         $ (67)                            $(243)
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

     In the first quarter of 2000 we changed how we record "pass through" sales of some catalytic converter components. "Pass through" sales occur when we purchase these components from suppliers, use the components in our manufacturing process and sell the components to our customers as part of the completed catalytic converter. In the past, we recorded "pass through" sales as a reduction of cost of sales. We now record them as part of net sales. Relationships with customers have begun to change where we now take title to these components in the manufacturing process. Additionally, we believe that our competitors in the automotive parts industry already follow this practice so this change is consistent with industry practice and will permit improved comparability with these companies. As a result of the change, our sales increased $48 million and $150 million in the three months and nine months ended September 30, 2000, respectively, with no impact on our earnings before interest and taxes. Had these components been recorded on a comparable basis in the three months and nine months ended September 30, 1999, net sales would have been $48 million and $90 million higher in those periods, respectively.

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

     (3) The results of operations for the three and nine months ended September 30, 1999, for our discontinued specialty packaging business were:

                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1999    SEPTEMBER 30, 1999
                                                              ------------------    ------------------
                                                                             (MILLIONS)
Net sales and operating revenues..........................           $754                 $2,158
                                                                     ====                 ======
Income before income taxes and interest allocation........           $ 69                 $  213
Income tax (expense) benefit..............................            (39)                   (87)
                                                                     ----                 ------
Income before interest allocation.........................             30                    126
Allocated interest expense, net of income tax.............            (26)                   (70)
                                                                     ----                 ------
Income from discontinued operations.......................           $  4                 $   56
                                                                     ====                 ======

     The results of operations for the three and nine months ended September 30, 1999, for our discontinued paperboard packaging business were:

                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1999    SEPTEMBER 30, 1999
                                                              ------------------    ------------------
                                                                             (MILLIONS)
Net sales and operating revenues..........................            $--                 $ 445
                                                                      ==                  =====
Income (loss) before income taxes and interest allocation
  Operations..............................................            $8                  $  30
  Loss on containerboard sale.............................            --                   (293)
  Gain on folding carton sale.............................            --                    (14)
                                                                      --                  -----
                                                                       8                   (249)
Income tax (expense) benefit..............................            --                     99
                                                                      --                  -----
Income (loss) before interest allocation..................             8                   (150)
Allocated interest expense, net of income tax.............            --                     (5)
                                                                      --                  -----
Income (loss) from discontinued operations................            $8                  $(155)
                                                                      ==                  =====

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     Our aftermarket restructuring involved closing two plant locations and five distribution centers, resulting in eliminating 302 positions. Our staff and related cost reduction plan involved eliminating 454 administrative positions. We wrote down the fixed assets at the locations to be closed to their fair value, less costs to sell, in the fourth quarter of 1998. As a result of the single-purpose nature of the assets, we estimated fair value at scrap value less cost to dispose. We did not receive any significant net cash proceeds from the ultimate disposal of these assets. The effect of suspending depreciation for these impaired assets is a reduction in depreciation and amortization of approximately $2 million on an annual basis. As of September 30, 2000, we have completed the restructuring actions with respect to the 1998 plan.

     In the fourth quarter of 1999, our Board of Directors approved a restructuring plan designed to further reduce operational overhead costs. We recorded a pre-tax charge to income from continuing operations in that quarter of $55 million, $50 million after-tax, or $1.50 per diluted common share.

     The charge includes $37 million recorded in Europe to close a ride control manufacturing facility and an exhaust just-in-time plant, close or downsize four aftermarket distribution centers, and reduce administrative overhead by reducing management employment; $15 million to close a North American exhaust manufacturing facility; and $3 million for employment reductions in South America. In total, the plan involves eliminating about 780 positions. We wrote down the fixed assets at the locations to be closed to their fair value, less costs to sell, in the fourth quarter of 1999. We estimated the fair value for buildings using external real estate valuations or a review of recent sales prices for like buildings in the area surrounding the plant to be closed. As a result of the single-purpose nature of the machinery and equipment to be disposed of, fair value was estimated at scrap value less cost to dispose in most cases. For certain machines which have value in the used equipment market, engineers estimated value based on recent sales of like machines. We expect to receive net cash proceeds of about $8 million when we dispose of these assets. The effect of suspending depreciation for these impaired assets is a reduction in depreciation and amortization expense of approximately $3 million on an annual basis. We expect to complete all restructuring activities for the 1999 plan by the middle of 2001.

     As of September 30, 2000, approximately 690 employees have been terminated under the 1999 plan. The closure of the North American exhaust facility and the employment reductions in South America have been completed with the exception of the final disposal of certain assets. The European actions are being completed in accordance with our initial restructuring plan.

     Amounts related to the 1998 and 1999 restructuring plans are shown in the following table:

                                          DECEMBER 31, 1999      2000                        SEPTEMBER 30, 2000
                                            RESTRUCTURING        CASH        IMPACT OF         RESTRUCTURING
                                               RESERVE         PAYMENTS    EXCHANGE RATES         RESERVE
                                          -----------------    --------    --------------    ------------------
Severance.............................           $26             $16            $ 1                 $ 9
Facility exit costs...................             2               1             --                   1
                                                 ---             ---            ---                 ---
                                                 $28             $17            $ 1                 $10
                                                 ===             ===            ===                 ===

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     We have recently undertaken a third-party evaluation of estimated environmental remediation costs at two of our facilities. The evaluations were initiated as a result of testing that indicated the potential underground migration of some contaminants beyond our facility property. For one of the facilities, we have determined that there is no significant change to our cost estimates which were previously accrued. The evaluation of the second facility is expected to be complete in the fourth quarter of 2000. If those results indicate environmental contamination has occurred, we could be required to increase our reserve for that facility in an amount which we cannot predict at this time. The reserve required could be material to our income statement in the period when we are required to adjust it. However, we believe that the costs associated with environmental liabilities will not be material to our consolidated financial position.

     (7) In the first quarter of 1999, we recognized an extraordinary loss of $7 million (net of a $3 million income tax benefit), or $.20 per diluted common share related to the early retirement of debt in connection with the sale of the containerboard assets. In the third quarter of 2000, we recognized an extraordinary loss of $1 million, or $.01 per diluted common share related to the early retirement of a portion of our long term debt.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. We do not believe the adoption of this standard will have a significant impact on our financial position or results of operations, as it relates to hedging our foreign currency and interest rate risks; however, we have not finished evaluating the new standard and have not yet determined the total impact it will have on our financial position or results of operations.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". This SAB provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements and is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The SAB draws on the existing accounting rules and defines the basic

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

criteria that must be met before we can record revenue. The impact of adopting SAB 101 will not have a significant effect on our results of operations or financial position.

(9) Earnings (loss) per share of common stock outstanding were computed as follows:

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                              --------------------------    --------------------------
                                                 2000           1999           2000           1999
                                              -----------    -----------    -----------    -----------
                                                             (MILLIONS EXCEPT SHARE AND
                                                                 PER SHARE AMOUNTS)
Basic Earnings Per Share-- Income from
  continuing operations...................    $         6    $        27    $        22    $        80
                                              ===========    ===========    ===========    ===========
  Average shares of common stock
     outstanding..........................     35,054,961     33,491,897     34,392,126     33,423,014
                                              ===========    ===========    ===========    ===========
  Earnings from continuing operations per
     average share of common stock........    $       .17    $       .86    $       .62    $      2.40
                                              ===========    ===========    ===========    ===========
Diluted Earnings Per Share-- Income from
  continuing operations...................    $         6    $        27    $        22    $        80
                                              ===========    ===========    ===========    ===========
  Average shares of common stock
     outstanding..........................     35,054,961     33,491,897     34,392,126     33,423,014
  Effect of dilutive securities:
     Restricted stock.....................          4,862          4,633         35,053          9,973
     Stock options........................            140             --            143             --
     Performance shares...................        158,032         48,534        157,194         58,703
                                              -----------    -----------    -----------    -----------
  Average shares of common stock
     outstanding including dilutive
     securities...........................     35,217,995     33,545,064     34,584,516     33,491,690
                                              ===========    ===========    ===========    ===========
  Earnings from continuing operations per
     average share of common stock........    $       .16    $       .86    $       .61    $      2.40
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     The following tables summarize certain Tenneco segment information:

                                                                            SEGMENT
                                                  -----------------------------------------------------------
                                                                                      RECLASS
                                                  NORTH AMERICA    EUROPE    OTHER    & ELIMS    CONSOLIDATED
                                                  -------------    ------    -----    -------    ------------
                                                                          (MILLIONS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers..............       $  469         $311     $ 90      $ --         $  870
Intersegment revenues.........................            3           14        4       (21)            --
Income before interest, income taxes, and
  minority interest...........................           29           14        4        --             47
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers..............       $  435         $307     $ 74      $ --         $  816
Intersegment revenues.........................            2           13        4       (19)            --
Income (loss) before interest, income taxes,
  and minority interest.......................           40           23        4        --             67
Income (loss) from discontinued operations....           --           --       12        --             12
AT SEPTEMBER 30, 2000, AND FOR THE NINE MONTHS
  THEN ENDED
Revenues from external customers..............       $1,522         $927     $251      $ --         $2,700
Intersegment revenues.........................            8           33       10       (51)            --
Income before interest, income taxes, and
  minority interest...........................          103           48       11        --            162
Total assets..................................        1,449          922      561       (20)         2,912
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers..............       $1,321         $945     $207      $ --         $2,473
Intersegment revenues.........................            5           32       10       (47)            --
Income (loss) before interest, income taxes,
  and minority interest.......................          143           74        2        --            219
Income (loss) from discontinued operations....           --           --      (99)       --            (99)
Extraordinary loss............................           --           --       (7)       --             (7)
Cumulative effect of change in accounting
  principle...................................          (65)         (32)     (37)       --           (134)

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                            --------------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                             GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                            SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                            ------------    ------------    ---------------    -------    ------------
                                                                            (MILLIONS)
REVENUES
  Net sales and operating revenues --
    External............................        $383            $487             $ --           $ --          $870
    Affiliated companies................          19              18               --            (37)           --
                                                ----            ----             ----           ----          ----
                                                 402             505               --            (37)          870
                                                ----            ----             ----           ----          ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
    depreciation shown below)...........         314             401               --            (37)          678
  Engineering, research, and
    development.........................           7               7               --             --            14
  Selling, general, and
    administrative......................          49              40               --             --            89
  Depreciation and amortization.........          22              18               --             --            40
                                                ----            ----             ----           ----          ----
                                                 392             466               --            (37)          821
                                                ----            ----             ----           ----          ----
OTHER INCOME, NET.......................           3              (5)              --             --            (2)
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INTEREST EXPENSE, INCOME TAXES,
  MINORITY INTEREST, AND EQUITY IN NET
  INCOME FROM CONTINUING OPERATIONS OF
  AFFILIATED COMPANIES..................          13              34               --             --            47
  Interest expense --
    External (net of interest
      capitalized)......................          --               2               44             --            46
    Affiliated companies (net of
      interest income)..................          28               2              (30)            --            --
  Income tax expense (benefit)..........         (14)              5                1              3            (5)
Minority interest.......................          --              --               --             --            --
                                                ----            ----             ----           ----          ----
                                                  (1)             25              (15)            (3)            6
Equity in net income (loss) from
  continuing operations of affiliated
  companies.............................          26              --               21            (47)           --
                                                ----            ----             ----           ----          ----
INCOME (LOSS) FROM CONTINUING
  OPERATIONS............................          25              25                6            (50)            6
Income (loss) from discontinued
  operations, net of income tax.........          --              --               --             --            --
                                                ----            ----             ----           ----          ----
Income (loss) before extraordinary
  loss..................................          25              25                6            (50)            6
Extraordinary loss, net of income tax...          --              --               (1)            --            (1)
                                                ----            ----             ----           ----          ----
Income (loss) before cumulative effect
  of change in accounting principle.....          25              25                5            (50)            5
Cumulative effect of change in
  accounting principle, net of income
  tax...................................          --              --               --             --            --
                                                ----            ----             ----           ----          ----
NET INCOME (LOSS).......................          25              25                5            (50)            5
Preferred stock dividends...............          --              --               --             --            --
                                                ----            ----             ----           ----          ----
NET INCOME (LOSS) TO COMMON STOCK.......        $ 25            $ 25             $  5           $(50)         $  5
                                                ====            ====             ====           ====          ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                            --------------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                             GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                            SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                            ------------    ------------    ---------------    -------    ------------
                                                                            (MILLIONS)
REVENUES
  Net sales and operating revenues --
    External............................        $359            $456             $  1           $ --          $816
    Affiliated companies................          19              16               --            (35)           --
                                                ----            ----             ----           ----          ----
                                                 378             472                1            (35)          816
                                                ----            ----             ----           ----          ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
    depreciation shown below)...........         271             364                1            (36)          600
  Engineering, research, and
    development.........................           8               4               --             --            12
  Selling, general, and
    administrative......................          56              44               --             --           100
  Depreciation and amortization.........          19              20               --             --            39
                                                ----            ----             ----           ----          ----
                                                 354             432                1            (36)          751
                                                ----            ----             ----           ----          ----
OTHER INCOME, NET.......................           4              (1)              --             (1)            2
                                                ----            ----             ----           ----          ----
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INTEREST EXPENSE, INCOME TAXES,
  MINORITY INTEREST, AND EQUITY IN NET
  INCOME FROM CONTINUING OPERATIONS OF
  AFFILIATED COMPANIES..................          28              39               --             --            67
  Interest expense --
    External (net of interest
      capitalized)......................           1               3               11              1            16
    Affiliated companies (net of
      interest income)..................          20               5              (25)            --            --
  Income tax expense (benefit)..........          18              --                2             (4)           16
Minority interest.......................          --               1               --              7             8
                                                ----            ----             ----           ----          ----
                                                 (11)             30               12             (4)           27
Equity in net income (loss) from
  continuing operations of affiliated
  companies.............................          12              --               15            (27)           --
                                                ----            ----             ----           ----          ----
INCOME (LOSS) FROM CONTINUING
  OPERATIONS............................           1              30               27            (31)           27
Income (loss) from discontinued
  operations, net of income tax.........          --              39               12            (39)           12
                                                ----            ----             ----           ----          ----
Income (loss) before extraordinary
  loss..................................           1              69               39            (70)           39
Extraordinary loss, net of income tax...          --              --               --             --            --
                                                ----            ----             ----           ----          ----
Income (loss) before cumulative effect
  of change in accounting principle.....           1              69               39            (70)           39
Cumulative effect of change in
  accounting principle, net of income
  tax...................................          --              --               --             --            --
                                                ----            ----             ----           ----          ----
NET INCOME (LOSS).......................           1              69               39            (70)           39
Preferred stock dividends...............           7              --               --             (7)           --
                                                ----            ----             ----           ----          ----
NET INCOME (LOSS) TO COMMON STOCK.......        $ (6)           $ 69             $ 39           $(63)         $ 39
                                                ====            ====             ====           ====          ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                            --------------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                             GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                            SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                            ------------    ------------    ---------------    -------    ------------
                                                                            (MILLIONS)
REVENUES
  Net sales and operating revenues--
    External............................       $1,245         $ 1,455           $    --         $  --       $ 2,700
    Affiliated companies................           57              55                --          (112)           --
                                               ------         -------           -------         -----       -------
                                                1,302           1,510                --          (112)        2,700
                                               ------         -------           -------         -----       -------
COSTS AND EXPENSES
  Cost of sales (exclusive of
    depreciation shown below)...........          996           1,178                --          (112)        2,062
  Engineering, research, and
    development.........................           21              23                --            --            44
  Selling, general, and
    administrative......................          179             137                --            --           316
  Depreciation and amortization.........           61              55                --            --           116
                                               ------         -------           -------         -----       -------
                                                1,257           1,393                --          (112)        2,538
                                               ------         -------           -------         -----       -------
OTHER INCOME, NET.......................            3              (3)               --            --            --
                                               ------         -------           -------         -----       -------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INTEREST EXPENSE, INCOME TAXES,
  MINORITY INTEREST, AND EQUITY IN NET
  INCOME FROM CONTINUING OPERATIONS OF
  AFFILIATED COMPANIES..................           48             114                --            --           162
  Interest expense--
    External (net of interest
      capitalized)......................           --               8               131            --           139
    Affiliated companies (net of
      interest income)..................           78               8               (86)           --            --
  Income tax expense (benefit)..........          (13)             26               (12)           (2)           (1)
Minority interest.......................           --               2                --            --             2
                                               ------         -------           -------         -----       -------
                                                  (17)             70               (33)            2            22
Equity in net income (loss) from
  continuing operations of affiliated
  companies.............................           54              --                55          (109)           --
                                               ------         -------           -------         -----       -------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS............................           37              70                22          (107)           22
Income (loss) from discontinued
  operations, net of income tax.........           --              --                --            --            --
                                               ------         -------           -------         -----       -------
Income (loss) before extraordinary
  loss..................................           37              70                22          (107)           22
Extraordinary loss, net of income tax...           --              --                (1)           --            (1)
                                               ------         -------           -------         -----       -------
Income (loss) before cumulative effect
  of change in accounting principle.....           37              70                21          (107)           21
Cumulative effect of change in
  accounting principle, net of income
  tax...................................           --              --                --            --            --
                                               ------         -------           -------         -----       -------
NET INCOME (LOSS).......................           37              70                21          (107)           21
Preferred stock dividends...............           --              --                --            --            --
                                               ------         -------           -------         -----       -------
NET INCOME (LOSS) TO COMMON STOCK.......       $   37         $    70           $    21         $(107)      $    21
                                               ======         =======           =======         =====       =======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                            --------------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                             GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                            SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                            ------------    ------------    ---------------    -------    ------------
                                                                            (MILLIONS)
REVENUES
  Net sales and operating revenues --
    External............................       $1,089          $1,383          $      1         $  --        $2,473
    Affiliated companies................           61              52                --          (113)           --
                                               ------          ------          --------         -----        ------
                                                1,150           1,435                 1          (113)        2,473
                                               ------          ------          --------         -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
    depreciation shown below)...........          821           1,104                 1          (114)         1812
  Engineering, research, and
    development.........................           21              18                --            --            39
  Selling, general, and
    administrative......................          160             142                 1            --           303
  Depreciation and amortization.........           54              56                --            --           110
                                               ------          ------          --------         -----        ------
                                                1,056           1,320                 2          (114)        2,264
                                               ------          ------          --------         -----        ------
OTHER INCOME, NET.......................            9               2                --            (1)           10
                                               ------          ------          --------         -----        ------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INTEREST EXPENSE, INCOME TAXES,
  MINORITY INTEREST, AND EQUITY IN NET
  INCOME FROM CONTINUING OPERATIONS OF
  AFFILIATED COMPANIES..................          103             117                (1)           --           219
  Interest expense --
    External (net of interest
      capitalized)......................            2              13                42             1            58
    Affiliated companies (net of
      interest income)..................           56               6               (62)           --            --
  Income tax expense (benefit)..........           45              14                12           (11)           60
  Minority interest.....................           --               1                --            20            21
                                               ------          ------          --------         -----        ------
                                                   --              83                 7           (10)           80
  Equity in net income (loss) from
    continuing operations of affiliated
    companies...........................           52              --                73          (125)           --
                                               ------          ------          --------         -----        ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS............................           52              83                80          (135)           80
Income (loss) from discontinued
  operations, net of income tax.........            1               9               (99)          (10)          (99)
                                               ------          ------          --------         -----        ------
Income (loss) before extraordinary
  loss..................................           53              92               (19)         (145)          (19)
Extraordinary loss, net of income tax...           --              (7)               (7)            7            (7)
                                               ------          ------          --------         -----        ------
Income (loss) before cumulative effect
  of change in accounting principle.....           53              85               (26)         (138)          (26)
Cumulative effect of change in
  accounting principle, net of income
  tax...................................          (64)            (70)             (134)          134          (134)
                                               ------          ------          --------         -----        ------
NET INCOME (LOSS).......................          (11)             15              (160)           (4)         (160)
Preferred stock dividends...............           20              --                --           (20)           --
                                               ------          ------          --------         -----        ------
NET INCOME (LOSS) TO COMMON STOCK.......       $  (31)         $   15          $   (160)        $  16        $ (160)
                                               ======          ======          ========         =====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                        SEPTEMBER 30, 2000
                                            --------------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                             GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                            SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                            ------------    ------------    ---------------    -------    ------------
                                                                            (MILLIONS)
ASSETS
Current assets:
  Cash and temporary cash investments...       $   35          $   33           $   --         $    --       $   68
  Receivables...........................          299             360               23             (98)         584
  Inventories...........................          156             239               --              --          395
  Deferred income taxes.................           69              10               --              --           79
  Prepayments and other.................           32              49               --              --           81
                                               ------          ------           ------         -------       ------
                                                  591             691               23             (98)       1,207
                                               ------          ------           ------         -------       ------
Other assets:
  Investment in affiliated companies....          320              --            2,305          (2,625)          --
  Notes and advances receivable from
    affiliates..........................        2,222              10            3,425          (5,657)          --
  Long-term notes receivable, net.......            9              14               --              --           23
  Goodwill and intangibles, net.........          322             145               --              --          467
  Deferred income taxes.................           35              18               35             (35)          53
  Pension assets........................           17              17               --              --           34
  Other.................................           73              45               26              --          144
                                               ------          ------           ------         -------       ------
                                                2,998             249            5,791          (8,317)         721
                                               ------          ------           ------         -------       ------
Plant, property, and equipment, at
  cost..................................          860             989               --              --        1,849
  Less -- Reserves for depreciation and
    amortization........................          417             448               --              --          865
                                               ------          ------           ------         -------       ------
                                                  443             541               --              --          984
                                               ------          ------           ------         -------       ------
                                               $4,032          $1,481           $5,814         $(8,415)      $2,912
                                               ======          ======           ======         =======       ======
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
    maturities on long-term debt).......            1              32               15             (13)          35
  Trade payables........................          168             370                1            (103)         436
  Accrued taxes.........................           49              32               (6)            (52)          23
  Other.................................           82              98               73              (7)         246
                                               ------          ------           ------         -------       ------
                                                  300             532               83            (175)         740
                                               ------          ------           ------         -------       ------
Long-term debt..........................        1,706               9            5,447          (5,657)       1,505
Deferred income taxes...................          135              56              (78)             16          129
Postretirement benefits and other
  liabilities...........................          133              (4)              (1)             32          160
Commitments and contingencies
Minority interest.......................           --              15               --              --           15
Shareholders' equity....................        1,758             873              363          (2,631)         363
                                               ------          ------           ------         -------       ------
                                               $4,032          $1,481           $5,814         $(8,415)      $2,912
                                               ======          ======           ======         =======       ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                        DECEMBER 31, 1999
                                            --------------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                             GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                            SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                            ------------    ------------    ---------------    -------    ------------
                                                                            (MILLIONS)
ASSETS
Current assets:
  Cash and temporary cash investments...       $   28          $   56           $   --         $    --       $   84
  Receivables...........................          665             316               18            (428)         571
  Inventories...........................          155             257               --              --          412
  Deferred income taxes.................           68              (9)              --              --           59
  Prepayments and other.................           34              41               --              --           75
                                               ------          ------           ------         -------       ------
                                                  950             661               18            (428)       1,201
                                               ------          ------           ------         -------       ------
Other assets:
  Investment in affiliated companies....          266              --            2,365          (2,631)          --
  Notes and advances receivable from
    affiliates..........................        1,809              --            3,302          (5,111)          --
  Long-term notes receivable, net.......            3              17               --              --           20
  Goodwill and intangibles, net.........          331             164               --              --          495
  Deferred income taxes.................           --              13               --              --           13
  Pension assets........................           21              10               --              --           31
  Other.................................           67              52               27              --          146
                                               ------          ------           ------         -------       ------
                                                2,497             256            5,694          (7,742)         705
                                               ------          ------           ------         -------       ------
Plant, property, and equipment, at
  cost..................................          888           1,035               --              --        1,923
  Less -- Reserves for depreciation and
    amortization........................          428             458               --              --          886
                                               ------          ------           ------         -------       ------
                                                  460             577               --              --        1,037
                                               ------          ------           ------         -------       ------
                                               $3,907          $1,494           $5,712         $(8,170)      $2,943
                                               ======          ======           ======         =======       ======
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
    maturities on long-term debt).......       $    1          $  176           $  238         $  (359)      $   56
  Trade payables........................          138             268                6             (64)         348
  Accrued taxes.........................            6              15               (1)             --           20
  Other.................................          131              81               27              --          239
                                               ------          ------           ------         -------       ------
                                                  276             540              270            (423)         663
Long-term debt..........................        1,580              10            5,098          (5,110)       1,578
Deferred income taxes...................          131              55              (78)             --          108
Postretirement benefits and other
  liabilities...........................          130              26               --              --          156
Commitments and contingencies Minority
  interest..............................           --              16               --              --           16
Shareholders' equity....................        1,790             847              422          (2,637)         422
                                               ------          ------           ------         -------       ------
                                               $3,907          $1,494           $5,712         $(8,170)      $2,943
                                               ======          ======           ======         =======       ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                               NINE MONTHS ENDED SEPTEMBER 30, 2000
                                            --------------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                             GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                            SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                            ------------    ------------    ---------------    -------    ------------
                                                                            (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities............................       $ 380            $ 62             $(239)          $--         $ 203
                                               -----            ----             -----           ---         -----
INVESTING ACTIVITIES
Net proceeds related to the sale of
  discontinued operations...............          --              --                --            --            --
Net proceeds from sale of businesses and
  assets................................           4               3                --            --             7
Expenditures for plant, property, and
  equipment.............................         (37)            (71)               --            --          (108)
Acquisitions of businesses..............          (1)             (4)               --            --            (5)
Expenditures for plant, property, and
  equipment and business acquisitions--
  discontinued operations...............          --              --                --            --            --
Investments and other...................         (13)             (2)               --            --           (15)
                                               -----            ----             -----           ---         -----
Net cash provided (used) by investing
  activities............................         (47)            (74)               --            --          (121)
                                               -----            ----             -----           ---         -----
FINANCING ACTIVITIES
Issuance of common and treasury stock...          --              --                13            --            13
Proceeds from subsidiary equity
  issued................................          --               1                --            --             1
Issuance of long-term debt..............          --               1                --            --             1
Retirement of long-term debt............          --              (2)              (65)           --           (67)
Net increase (decrease) in short-term
  debt excluding current maturities on
  long-term debt........................          --             (25)               --            --           (25)
Intercompany dividends and net increase
  (decrease) in intercompany
  obligations...........................        (316)             19               297            --            --
Dividends (common)......................          --              --                (5)           --            (5)
Other...................................         (10)             --                (1)           --           (11)
                                               -----            ----             -----           ---         -----
Net cash provided (used) by financing
  activities............................        (326)             (6)              239            --           (93)
                                               -----            ----             -----           ---         -----
Effect of foreign exchange rate changes
  on cash and temporary cash
  investments...........................          --              (5)               --            --            (5)
                                               -----            ----             -----           ---         -----
Increase (decrease) in cash and
  temporary cash investments............           7             (23)               --            --           (16)
Cash and temporary cash investments,
  January 1.............................          28              56                --            --            84
                                               -----            ----             -----           ---         -----
Cash and temporary cash investments,
  September 30 (Note)...................       $  35            $ 33             $  --           $--         $  68
                                               =====            ====             =====           ===         =====

NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                               NINE MONTHS ENDED SEPTEMBER 30, 1999
                                            --------------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                             GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                            SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                            ------------    ------------    ---------------    -------    ------------
                                                                            (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities............................       $(148)         $    85            $(83)          $(20)       $  (166)
                                               -----          -------            ----           ----        -------
INVESTING ACTIVITIES
Net proceeds related to the sale of
  discontinued operations...............          --              342              --             --            342
Net proceeds from sale of businesses and
  assets................................           6                2              --             --              8
Expenditures for plant, property, and
  equipment.............................         (39)             (65)             --             --           (104)
Acquisitions of businesses..............          (2)             (34)             --             --            (36)
Expenditures for plant, property, and
  equipment and business acquisitions --
  discontinued operations...............          --           (1,249)             --             --         (1,249)
Investments and other...................          (8)             (24)              3             --            (29)
                                               -----          -------            ----           ----        -------
Net cash provided (used) by investing
  activities............................         (43)          (1,028)              3             --         (1,068)
                                               -----          -------            ----           ----        -------
FINANCING ACTIVITIES
Issuance of common and treasury stock...          --               --              28             --             28
Purchase of common stock................          --               --              (4)            --             (4)
Issuance of long-term debt..............          --            1,761              --             --          1,761
Retirement of long-term debt............          (1)             (35)              6             --            (30)
Net increase (decrease) in short-term
  debt excluding current maturities on
  long-term debt........................         (25)             (48)           (287)            --           (360)
Intercompany dividends and net increase
  (decrease) in intercompany
  obligations...........................         236             (742)            506             --             --
Dividends (common)......................         (20)              --            (151)            20           (151)
                                               -----          -------            ----           ----        -------
Net cash provided (used) by financing
  activities............................         190              936              98             20          1,244
                                               -----          -------            ----           ----        -------
Effect of foreign exchange rate changes
  on cash and temporary cash
  investments...........................          --                3              --             --              3
                                               -----          -------            ----           ----        -------
Increase (decrease) in cash and
  temporary cash investments............          (1)              (4)             18             --             13
Cash and temporary cash investments,
  January 1.............................           3               26              --             --             29
                                               -----          -------            ----           ----        -------
Cash and temporary cash investments,
  Sept 30 (Note)........................       $   2          $    22            $ 18           $ --        $    42
                                               =====          =======            ====           ====        =======
NON-CASH INVESTING AND FINANCING
  ACTIVITIES
Common equity interest received related
  to the sale of containerboard
  operations............................          --              194              --             --            194
Principal amount of long-term debt
  assumed by buyers of containerboard
  operations............................          --           (1,760)             --             --         (1,760)

NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

      (The preceding notes are an integral part of the foregoing financial statements.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On November 4, 1999, Tenneco Inc. completed the spin-off of its packaging business to shareholders, leaving the automotive business as the sole remaining operating segment. Following the spin-off, Tenneco Inc. changed its name to Tenneco Automotive Inc. In this Management's Discussion and Analysis, when we discuss "Tenneco," we mean Tenneco Inc. and its consolidated subsidiaries before the spin-off and Tenneco Automotive Inc. and its consolidated subsidiaries after the spin-off.

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

RESULTS FROM CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET SALES AND OPERATING REVENUES

                                                              THREE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                              2000    1999    % CHANGE
                                                              -----   -----   --------
                                                               (MILLIONS)
North America...............................................  $469    $435        8%
Europe......................................................   311     307        1
Rest of World...............................................    90      74       22
                                                              ----    ----
                                                              $870    $816        7
                                                              ====    ====

     The increase in revenues from our North American operations is primarily due to the change we made in the first quarter of 2000 with respect to how we record "pass through" catalytic converter sales. In the first quarter of 2000 we changed how we record "pass through" sales of some catalytic converter components. "Pass through" sales occur when we purchase these components from suppliers, use the components in our manufacturing process and sell the components to our customers as part of the completed catalytic converter. In the past, we recorded "pass through" sales as a reduction of cost of sales. We now record them as part of net sales. Relationships with customers have begun to change where we now take title to these components in the manufacturing process. Additionally, we believe that our competitors in the automotive parts industry already follow this practice so this change is consistent with industry practice and will permit improved comparability with these companies. As a result of the change, our North American sales increased $48 million in the third quarter of 2000, with no impact on our earnings before interest and taxes. Had these components been recorded on a comparable basis in the third quarter of 1999, reported net sales would have been $48 million higher in that period.

     Excluding this change, revenues from our North American original equipment market decreased 4 percent from the third quarter of 1999 to the third quarter of 2000. This decrease is due primarily to slightly lower light vehicle production, a decline in heavy duty truck production and lower pricing. Specifically, ride control unit volume sales to original equipment manufacturers decreased $8 million and exhaust unit volume sales to original equipment manufacturers decreased $5 million. The decrease in ride control unit volume sales was primarily attributable to lower elastomer unit volume sales to heavy duty truck customers. Revenues from our North American aftermarket business were essentially unchanged in the third quarter of 2000 compared to the same period in 1999. Ride control sales to aftermarket customers increased 3 percent primarily as a result of the introduction of our new premium Monroe Reflex(TM) shock, which we began selling in November, 1999, and the repositioning of our Sensa-trac(R) branded products to the retail market. This increase was offset by a 5 percent decrease in exhaust revenues to aftermarket customers due to the ongoing impact of declining replacement rates in the industry. We expect to experience continued weakness in aftermarket exhaust sales due to the predominant use of stainless steel in exhaust products sold to original equipment manufacturers, which increases average product life and decreases replacement rates. We also expect North American original equipment manufacturer build rates to moderate in future periods from current rates. A reduction in North American original equipment manufacturer build rates would likely reduce revenues from our original equipment operations in North America. We also anticipate lower elastomer sales during the next 12 months as a result of the downturn in the heavy duty truck market.

     European revenues increased $4 million from the third quarter of 1999 to the third quarter of 2000, primarily due to a significant increase in exhaust unit sales to original equipment manufacturers. If foreign exchange rates had been the same during the third quarter of 2000 as they were in the third quarter of 1999, our European revenues would have increased 18 percent. Excluding the currency impact, higher unit sales on existing platforms to European original equipment manufacturers increased exhaust and ride control revenues by $58 million and $9 million, respectively. Excluding the currency impact, revenues from our European aftermarket operations decreased by 8 percent in the third quarter of 2000 from the same period in 1999. The European aftermarket sales declines occurred in both of our product lines. Similar to the North American aftermarket, we expect to experience continued weakness in aftermarket exhaust sales due to declining replacement rates. Pricing adjustments contributed to the remainder of the difference between revenues from the three months ended September 30, 2000 and the same period in 1999.

     Revenues from our operations in the rest of the world increased 22 percent in the third quarter of 2000 from the same period in the prior year. If foreign exchange rates had been the same during the third quarter of 2000 as they were in the third quarter of 1999, then our revenues from our operations in the rest of the world would have increased 31 percent. Excluding the impact of foreign exchange rates between comparison periods, revenues from our South American operations increased $15 million from the third quarter of 1999 to the same period in 2000. New original equipment exhaust product launches, increased unit sales on existing original equipment exhaust programs, and improved aftermarket ride control sales contributed most of the increase in South American revenues. Revenues from our Asian operations increased $5 million from the third quarter of 1999 compared to the same period in 2000. This increase was primarily due to higher exhaust unit sales to original equipment manufacturers in the region. Excluding the impact of foreign exchange rates between comparison periods, revenues from our Australian operations increased $3 million in the third quarter of 2000 in comparison to the same period in the prior year primarily due to higher unit sales to original equipment manufacturers.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

     We reported EBIT of $47 million in the third quarter of 2000 compared to $67 million in the same period in 1999. About 45 percent, or $9 million, of this decline resulted from stand-alone costs we are incurring in 2000 and $4 million relates to a stock option buy-back charge and transaction cost reserve reversal, which we discussed in more detail below. These stand-alone costs include the addition of functions necessary for Tenneco Automotive to operate as an independent public company as well as administrative costs for information technology, payroll and accounts payable services. We currently estimate these stand-alone company expenses will be $50 to $52 million annually. Of that amount, approximately $40 million relates to information technology services received under a contract with Pactiv entered into in connection with the spin-off. The contract extends for 24 months from the date of the spin-off. The remaining amount relates to payroll and accounts payable functions provided by a third party under a contract that extends for 36 months from the date of the spin-off. Before the spin-off, the costs for these services were incurred by Tenneco Inc. but were not fully allocated to its operating segments. While these stand-alone expenses will be ongoing, we have provided the following table to separate the stand-alone expenses reflected in each of our segment's third quarter 2000 reported results to provide enhanced comparability with the reported results for each of these segments for the comparable 1999 period.

                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------------------
                                                            2000                   1999
                                               -------------------------------   --------
                                                           STAND     OPERATING
                                               REPORTED    ALONE       UNITS     REPORTED
                                               RESULTS    EXPENSES    RESULTS    RESULTS    % CHANGE
                                               --------   --------   ---------   --------   --------
                                                               (MILLIONS)
North America................................    $29        $ 7         $36        $40        (10)%
Europe.......................................     14          2          16         23        (30)
Rest of World................................      8         --           8          4        100
Other expenses...............................     (4)        --          (4)        --         NM
                                                 ---        ---         ---        ---
                                                 $47        $ 9         $56        $67        (10)
                                                 ===        ===         ===        ===

     In the preceding table, "Other expenses" include a $13 million pre-tax charge for a stock option buy-back program and a $9 million reversal of a reserve for transaction costs related to the November 1999 spin-off of Pactiv. The combination of these two non-operational items reduced our EBIT by $4 million in the third quarter of 2000.

     Our North American segment incurred $7 million in stand-alone expenses in the third quarter of 2000. Before considering these stand-alone expenses, our North American EBIT decreased by 10 percent to $36 million in the third quarter of 2000 compared to the same period in the prior year. Lower heavy-duty elastomer unit volume sales to original equipment manufacturers and a mix shift from higher margin original equipment exhaust sales to lower margin original equipment exhaust sales reduced EBIT by $5 million. The negative impact of lower pricing and higher manufacturing costs associated with the production of mini-catalytic converters, which are more difficult to manufacture, reduced EBIT by $5 million. This was partially offset by lower selling, general, administrative, and engineering expenses, which improved EBIT in our North American original equipment operations by $4 million. Lower manufacturing costs, cost savings from prior restructuring initiatives and other cost reduction actions improved EBIT in our aftermarket operations by $6 million. We also recorded higher aftermarket ride control unit sales in the third quarter of 2000 compared to the third quarter of 1999, which improved EBIT by $2 million, due primarily to the launch of our new premium Monroe Reflex(TM) product. These increases were offset by lower pricing and volumes in our aftermarket exhaust product lines and the repositioning of our Sensa-trac(R) branded products in the retail market, which combined, reduced EBIT by $6 million.

     Our European segment incurred $2 million in stand-alone expenses in the third quarter of 2000. Before considering these stand-alone expenses, our European EBIT decreased 30 percent to $16 million in the third quarter of 2000. If foreign exchange rates had been the same during the third quarter of 2000 as they were in the third quarter of 1999, then our reported European EBIT would have been $3 million greater. Higher exhaust and ride control unit sales to original equipment manufacturers improved EBIT by $7 million in the third quarter of 2000 compared to the same period in 1999. We experienced lower ride control and exhaust unit sales to our European aftermarket customers in the third quarter of 2000 compared to the comparable period in 1999, which reduced EBIT by $6 million. The impact of increased pricing in our aftermarket product lines, which improved EBIT by $1 million, was offset by higher selling, general, administrative and engineering expenses in our European aftermarket operations. The remainder of the EBIT difference between the third quarter of 2000 and the same period in 1999 is due primarily to the combined impact of lower pricing and higher steel and precious metals costs in our European operations that were partially offset by cost reduction initiatives in our manufacturing facilities.

     EBIT from our operations in South America, Australia and Asia improved significantly in the third quarter of 2000 to $8 million compared to $4 million in the third quarter of 1999. Higher exhaust unit sales to original equipment manufacturers and higher aftermarket ride control unit sales in South America and Asia improved EBIT by $3 million. We also realized improved pricing on certain product lines in South America, which improved EBIT by $2 million. The combined impact of currency fluctuations in Asia, Australia and South America did not contribute materially to the EBIT difference between the third quarter of 2000 and the third quarter of 1999.

EBIT AS A PERCENTAGE OF REVENUE

     The following table shows EBIT as a percentage of revenue by segment. For the third quarter 2000, this percentage is based on "operating unit" EBIT (which as described above is our reported EBIT excluding the effects of the stand-alone expense).

                                                               THREE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              --------------
                                                              2000      1999
                                                              ----      ----
North America...............................................   8%        9%
Europe......................................................   5%        7%
Rest of World...............................................   9%        5%
          Total Tenneco Automotive..........................   6%        8%

     In North America, EBIT as a percentage of revenue decreased. Excluding the $48 million increase in revenues associated with the change in how we record pass-through catalytic converter sales, EBIT as a percentage of revenue would have been 9 percent in the third quarter of 2000, unchanged from the third quarter of 1999. In Europe, the deterioration in EBIT as a percentage of revenue is due primarily to higher sales from original equipment manufacturers and lower aftermarket sales in the third quarter of 2000 compared to the same period in 1999. EBIT as a percentage of revenue for a product sold to an original equipment manufacturer is generally lower than that for our aftermarket product lines. The improvement in

EBIT as a percentage of revenue for our operations in the rest of the world is due primarily to the implementation of price increases which offset some of the material cost increases caused by the currency devaluation in Brazil in 1999 and improved profitability on some products.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $46 million during the third quarter of 2000, compared to $16 million during the same period in 1999. The increase in our total interest expense is due primarily to the higher debt levels allocated to us as a result of the spin-off of Pactiv last year, higher interest rates due to our lower debt rating, and recent interest rate increases. The new debt structure is explained in more detail in "Liquidity and Capital Resources" later in this Management's Discussion and Analysis.

INCOME TAXES

     Our effective tax rate during the third quarter of 1999 was 31 percent. During the third quarter of 2000, we recorded a tax benefit of $5 million. This tax benefit resulted from an adjustment to some foreign tax liabilities based on recently filed tax returns and an adjustment of our expected effective tax rate in 2000 from 41 percent rate recorded in the first six months to 31 percent. The adjustment to the expected tax rate is based on our revised pre-tax earnings estimates for 2000.

EARNINGS PER SHARE

     Earnings from continuing operations per diluted common share were $0.16 for the third quarter of 2000 compared to $0.86 per diluted common share in the same period in 1999. In the third quarter of 1999, we recorded earnings of $0.32 per diluted common share from discontinued operations. In the third quarter of 2000, we recorded an extraordinary loss of $0.01 per diluted common share due to the early retirement of debt.

OPTION PURCHASE OFFER

     On May 8, 2000, we initiated an offer to purchase from our employees stock options covering approximately 6.8 million shares of our common stock. These old stock options were issued before the spin-off of Pactiv, primarily from 1996 to 1998, by the prior management of Tenneco Inc. By the time of the spin-off and the change in management of our company, the exercise prices of these options had become substantially lower than the market price of Tenneco Inc.'s common stock. Upon the spin-off, these options held by continuing employees of our automotive operations were adjusted to maintain their economic value after giving effect to that transaction. Accordingly, as a newly independent stand-alone public company we emerged with 6.8 million underwater stock options, a large number considering the size of our company and the number of outstanding shares. Further, we believed that in order to retain and attract talent in the future, more options would need to be issued. In order to be in a position to more effectively manage our outstanding equity in the future, we initiated the purchase offer. Final responses were received from employees in July 2000. A significant number of employees holding 6 million options chose to participate. We recorded a charge and made cash payments for the cost of this program in the third quarter of 2000. The total cost of the program was $13 million, before taxes.

RESTRUCTURING AND OTHER CHARGES

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

     Our aftermarket restructuring involved closing two plant locations and five distribution centers, resulting in eliminating 302 positions. Our staff and related cost reduction plan involved eliminating 454 administrative positions. We wrote down the fixed assets at the locations to be closed to their fair value, less costs to sell, in the fourth quarter of 1998. As a result of the single-purpose nature of the assets, we estimated fair value at scrap value less cost to dispose. We do not expect to receive any significant net cash proceeds from the ultimate disposal of these assets, which should be complete by the fourth quarter of 2000. The effect of suspending depreciation for these impaired assets is a reduction in depreciation and amortization of approximately $2 million on an annual basis. As of September 30, 2000, we have completed the restructuring actions with respect to the 1998 plan.

     In the fourth quarter of 1999, our Board of Directors approved a restructuring plan designed to further reduce operational overhead costs. We recorded a pre-tax charge to income from continuing operations in that quarter of $55 million, $50 million after-tax, or $1.50 per diluted common share.

     The charge includes $37 million recorded in Europe to close a ride control manufacturing facility and an exhaust just-in-time plant, close or downsize four aftermarket distribution centers, and reduce administrative overhead by reducing management employment; $15 million to close a North American exhaust manufacturing facility; and $3 million for employment reductions in South America and Asia. In total, the plan involves eliminating about 780 positions. We wrote down the fixed assets at the locations to be closed to their fair value, less costs to sell, in the fourth quarter of 1999. We estimated the fair value for buildings using external real estate valuations or a review of recent sales prices for like buildings in the area surrounding the plant to be closed. As a result of the single-purpose nature of the machinery and equipment to be disposed of, fair value was estimated at scrap value less cost to dispose in most cases. For certain machines which have value in the used equipment market, engineers estimated value based on recent sales of like machines. We expect to receive net cash proceeds of about $8 million when we dispose of these assets. The effect of suspending depreciation for these impaired assets is a reduction in depreciation and amortization expense of approximately $3 million on an annual basis. We expect to complete all restructuring activities for the 1999 plan by the middle of 2001.

     As of September 30, 2000, approximately 690 employees have been terminated under the 1999 plan. The closure of the North American exhaust facility and the employment reductions in South America have been completed with the exception of the final disposal of certain assets. The European actions are being completed in accordance with our initial restructuring plan.

     Amounts related to the 1998 and 1999 restructuring plans are shown in the following table:

                                   DECEMBER 31, 1999     2000     IMPACT OF   SEPTEMBER 30, 2000
                                     RESTRUCTURING       CASH     EXCHANGE      RESTRUCTURING
                                        RESERVE        PAYMENTS     RATES          RESERVE
                                   -----------------   --------   ---------   ------------------
Severance........................         $26            $16         $ 1             $ 9
Facility exit costs..............           2              1          --               1
                                          ---            ---         ---             ---
                                          $28            $17         $ 1             $10
                                          ===            ===         ===             ===

     On October 24, 2000 we eliminated 285 salaried positions in North America as part of a cost reduction plan to eliminate up to 700 positions from our worldwide salaried work force. We estimate that we will realize $45 million in annual savings as a result of this worldwide cost reduction plan, which we expect to complete during the second quarter of 2001. All work force reductions will be completed in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others. Year-to-date, we have already reduced approximately 140 salaried positions globally, primarily through attrition, which we expect to generate an additional $15 million in annual savings. In addition, we have adjusted our operations to lower production volumes by eliminating, at minimal cost, approximately 310 hourly positions throughout North America in the past 90 days. We anticipate that we will take a restructuring charge of up to $60 million in the fourth quarter to cover many of these reductions, and for other operational restructuring activities. Those include consolidating our North American aftermarket exhaust production at one plant, and scrapping certain North American aftermarket inventories. We are evaluating additional cost reduction initiatives for 2001, which will require review and approval by our Board of Directors.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. We do not believe the adoption of this standard will have a significant impact on our financial position or results of operations, as it relates to hedging our foreign currency and interest rate risks; however, we have not finished evaluating the new standard and have not yet determined the total impact it will have on our financial position or results of operations.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". This SAB provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements and is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The SAB draws on the existing accounting rules and defines the basic criteria that must be met before we can record revenue. The impact of adopting SAB 101 will not have a significant effect on our results of operations or financial position.

OUTLOOK

     We believe revenues will decline by about 2 percent for 2001, due to slowing North American original equipment production rates and continuing softness in the global aftermarket. This estimate is based on the following assumptions: (1) North America original equipment manufacturer build rate of
16.5 million light vehicles, (2) European original equipment manufacturer build rate of 20.0 million light vehicles, (3) improved aftermarket share positions for our company in both North America and Europe and, (4) continued aftermarket exhaust declines in both North America and Europe.

     Our estimate for revenues in 2001 is also based on our global original equipment customer book of business. When we refer to our book of business, we mean revenues for original equipment manufacturer platforms that have been awarded to us as well as platforms which we are at least 95 percent confident will result in customer awards. This book of business, which is subject to increase or decrease due to changes in customer platform requirements or preferences, is shown below by segment:

                                                         2001      2002      2003      2004      2005
                                                        ------    ------    ------    ------    ------
                                                                         ($ MILLIONS)
North America.......................................    $1,331    $1,437    $1,384    $1,531    $1,591
Europe..............................................       931       983     1,026     1,095     1,208
Rest of World.......................................       202       219       243       253       271
                                                        ------    ------    ------    ------    ------
Total...............................................    $2,464    $2,639    $2,653    $2,879    $3,070
                                                        ======    ======    ======    ======    ======

     We also believe that EBITDA, before restructuring and other non-operating items, will be in the range of $415 million to $425 million for 2001. This estimate for EBITDA is dependent on our earlier forecast for 2000 EBITDA of $355 to $365 million, the revenue assumptions discussed above, $60 million of cost savings from the successful implementation of restructuring and other cost reduction initiatives, $40 million of cost savings from six sigma process improvements, foreign exchange rates and, inflation rates in the range of 2 percent to 4 percent.

RESULTS OF CONTINUING OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET SALES AND OPERATING REVENUES

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2000     1999    % CHANGE
                                                              ------   ------   --------
                                                                (MILLIONS)
North America...............................................  $1,522   $1,321      15%
Europe......................................................  927...      945      (2)
Rest of World...............................................     251      207      21
                                                              ------   ------
                                                              $2,700   $2,473       9
                                                              ======   ======

     The increase in revenues from our North American operations is primarily due to the strong North American original equipment manufacturers' build rates in the first half of 2000 and the change we made in the first quarter of 2000 with respect to how we record "pass through" catalytic converter sales which is discussed in more detail above. As a result of the change, our North American sales increased $150 million in the nine months ended September 30 of 2000, with no impact on our earnings before interest and taxes. Had these components been recorded on a comparable basis in the nine months ended September 30 of 1999, reported net sales would have been $90 million higher in that period.

     Excluding this change, revenues from our North American operations increased 4 percent from the nine months ended September 30, 1999 to the comparable period in 2000. This increase is due primarily to exceptionally strong original equipment manufacturer production levels in the first half of 2000. Specifically, ride control unit volume sales to original equipment manufacturers increased $9 million and exhaust unit volume sales to original equipment manufacturers increased $36 million. The increase in North American revenues was partially offset by the build-out of customer platforms, an increasing decline in heavy duty elastomer sales and lower pricing. Revenues from our North American aftermarket business were essentially unchanged in the nine months ended September 30, 2000 compared to the same period in 1999. Ride control sales to aftermarket customers increased $15 million primarily as a result of the introduction of our new premium Monroe Reflex(TM) shock, which we began selling in November, 1999, and the repricing of our Sensatrac(R) branded products to the retail market. This increase was offset by a $13 million decrease in exhaust revenues to aftermarket customers due to the ongoing impact of declining replacement rates in the industry.

     European revenues decreased $18 million from the nine months ended September 30, 1999 compared to the same period in 2000, primarily due to a decrease in the value of European currencies relative to the US dollar. If foreign exchange rates had been the same during the first nine months of 2000 as they were in the first nine months of 1999, then our European revenues would have increased 10 percent. Higher unit sales to European original equipment manufacturers increased exhaust and ride control revenues by $104 million and $17 million, respectively. Excluding the currency impact, unit sales from our European aftermarket ride control operations decreased by $8 million and unit sales from our European aftermarket exhaust operations decreased by $19 million in the nine months ended September 30 of 2000 from the same period in 1999. Similar to the North American aftermarket, we expect to experience continued weakness in aftermarket exhaust sales due to declining replacement rates. Pricing adjustments in both original equipment and aftermarket product lines contributed to the remainder.

     Revenues from our operations in the rest of the world increased 21 percent in the nine months ended September 30 of 2000 compared to the same period in the prior year. Excluding the impact of currency fluctuations, revenues from our South American operations increased $35 million from the nine months ended September 30 of 1999 to the same period in 2000. Excluding the impact of currency fluctuations, existing original equipment exhaust programs contributed most of the increase in South American revenues. Revenues from our Asian operations increased $14 million from the nine months ended September 30 of 1999 to the same period in 2000. This increase was primarily due to higher unit sales to original equipment customers in the region. Revenues from our Australian operations decreased $4 million in the nine months ended September 30 of 2000 in comparison to the same period in the prior year. If currency exchange rates between the Australian dollar and U.S. dollar been the same during the nine months ended September 30, 2000 as in the same period in 1999, revenues from our Australian operations would have increased by $6 million.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

     We reported EBIT of $162 million in the nine months ended September 30, 2000 compared to $219 million in the same period in 1999. Approximately 63 percent, or $36 million, of this decline resulted from stand-alone costs we are incurring in 2000 and $4 million relates to a stock option buy-back charge and transaction cost reserve reversal, which we discussed in more detail above.

     While these stand-alone expenses will be ongoing, we have provided the following table to separate the stand-alone expenses reflected in each of our segment's reported results for the first nine months of 2000 to provide enhanced comparability with the reported results for each of these segments for the comparable 1999 period.

                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------------------
                                                            2000                   1999
                                               -------------------------------   --------
                                                           STAND     OPERATING
                                               REPORTED    ALONE       UNITS     REPORTED
                                               RESULTS    EXPENSES    RESULTS    RESULTS    % CHANGE
                                               --------   --------   ---------   --------   --------
                                                               (MILLIONS)
North America................................    $103       $25        $128        $143       (10)%
Europe.......................................      48         9          57          74       (23)
Rest of World................................      15         2          17           6       183
Other........................................      (4)       --          (4)         (4)
                                                 ----       ---        ----        ----
                                                 $162       $36        $198        $219       (10)
                                                 ====       ===        ====        ====

     In the preceding table, "Other expenses" for the nine months ended September 30, 2000 include a $13 million pre-tax charge for a stock option buy-back program and a $9 million reversal of a reserve for transaction costs related to the November 1999 spin-off of Pactiv. The combination of these two non-operational items reduced our EBIT by $4 million in the third quarter of 2000. In the nine months ended September 30, 1999 we also recorded $4 million of previously unallocated Tenneco Inc. expenses. These expenses are included as "Other expenses" under "1999 Reported Results" in the preceding table.

     Our North American segment incurred $25 million in stand-alone expenses in the nine months ended September 30, 2000. Before considering these stand-alone expenses, our North American EBIT decreased by 10 percent to $128 million in the nine months ended September 30, 2000 compared to the same period in the prior year. Higher unit volume sales to North American original equipment manufacturers on new and existing platforms improved EBIT by $4 million. We also recorded higher aftermarket ride control unit sales in the first nine months of 2000 compared to the first nine months of 1999, which improved EBIT by $14 million, due primarily to the launch of our new premium Monroe Reflex(TM) product. Cost savings from prior restructuring initiatives and other cost reduction actions improved EBIT at our aftermarket operations by $24 million. These increases were offset by lower pricing and volumes in our aftermarket exhaust product lines and the repositioning of our Sensatrac(R) branded products in the retail market, combined, which reduced EBIT by $23 million. We also incurred $14 million of higher changeover and promotional expenses associated with the repositioning of our aftermarket ride control product lines. The negative impact of price reductions to original equipment manufacturers on certain platforms and an unfavorable product mix change in our original equipment customer base reduced EBIT by $3 million. In the first nine months of 2000, we also recorded costs of $9 million associated with the closing of our Culver, Indiana, OE exhaust plant. These costs included activities such as the relocation of equipment and employee training programs that we could not accrue as restructuring costs. Our North American original equipment operations incurred $3 million in higher selling, general and administrative expenses in the nine months ended September 30, 2000, including engineering expenses for advanced suspension technologies. Higher manufacturing and depreciation expenses in our original equipment operations contributed the majority of the remaining decrease in North American EBIT.

     Our European segment incurred $9 million in stand-alone expenses in the nine months ended September 30, 2000. Before considering these stand-alone expenses, our European EBIT decreased 23 percent to $57 million in the nine months ended September 30, 2000. The impact of higher unit volume sales to European original equipment manufacturers, which improved EBIT by $14 million during the nine months ended September 30, 2000, was partially offset by the negative impact of price reductions to original equipment manufacturers on certain platforms, which reduced EBIT by $6 million during that period. Lower aftermarket unit sales for both exhaust and ride control products decreased EBIT by $16 million during the nine months ended September 30, 2000. Currency weakness in Europe decreased EBIT by $7 million during the nine months ended September 30, 2000. Higher steel costs in our European operations and a mix shift from higher margin products to lower margin products in our aftermarket operations was offset by fixed cost absorption during the nine months ended September 30, 2000.

     Our operations in the rest of the world incurred $2 million in stand-alone expenses in the first nine months of 2000. Before considering these stand-alone expenses, EBIT from our operations in South America, Australia and Asia improved in the nine months ended September 30, 2000 to $17 million compared to $6 million in the same period of 1999. If currency exchange rates between the Australian dollar and the U.S. dollar had been the same during the nine months ended September 30, 2000 as in the same period of 1999, EBIT (excluding stand-alone expenses) from our operations in the rest of the world would have been $19 million. Excluding the $4 million foreign currency transaction gains and losses that we incurred during the nine months ended September 30 in both 1999 and 2000 in our Brazilian operations, EBIT during the first nine months of 2000 increased $7 million compared to the same period in 1999. Higher unit sales in Asia combined with cost reduction actions throughout South America, Asia and Australia were the primary reasons for the remainder of the EBIT difference from the nine months ended September 30, 1999 to the same period in 2000. The impact of currency fluctuations in Asia and South America on the translation of financial results did not contribute materially to the EBIT difference between the nine months ended September 30, 2000 and the same period in 1999.

EBIT AS A PERCENTAGE OF REVENUE

     The following table shows EBIT as a percentage of revenue by segment. For the nine months ended September 30, 2000, this percentage is based on "operating unit" EBIT (which as described above is our reported EBIT excluding the effects of the stand-alone expenses).

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              --------------
                                                              2000      1999
                                                              ----      ----
North America...............................................   8%       11%
Europe......................................................   6%        8%
Rest of World...............................................   7%        3%
          Total Tenneco Automotive..........................   7%        9%

     In North America, EBIT as a percentage of revenue decreased by 3 percent. Excluding the $150 million increase in revenues associated with the change in revenue recognition of pass-through catalytic converter sales, EBIT as a percentage of revenue would have been 9 percent in the nine months ended September 30, 2000. The decrease in EBIT margin from the nine months ended September 30, 1999 to the same period in 2000 is due primarily to a mix shift from higher margin OE product sales to lower margin OE product sales, the one-time costs associated with the closing of our Culver, Indiana exhaust plant and product repricings in both our ride control and exhaust aftermarkets. In Europe, EBIT as a percentage of revenue decreased by 2 percent from the nine months ended September 30, 1999 to the same period in 2000 primarily due to lower aftermarket sales and unfavorable mix changes in both market channels. The increase in EBIT margin from our operations in the rest of the world was due primarily to the impact of foreign currency transaction gains and losses experienced by our Brazilian operations and our continuous efforts to lower selling, general and administrative expenses in our South American and Asian operations.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $139 million during the first nine months of 2000, compared to $58 million during the same period in 1999. The increase in our total interest expense is due primarily to the higher debt levels allocated to us as a result of the spin-off of Pactiv last year, higher interest rates due to our lower debt rating, and recent interest rate increases. The new debt structure is explained in more detail in "Liquidity and Capital Resources" later in this Management's Discussion and Analysis.

INCOME TAXES

     Our effective tax rate during the nine months ended September 30, 1999 was 37 percent. During the third quarter of 2000, we recorded a tax benefit of $5 million. This tax benefit resulted from an adjustment to some foreign tax liabilities based on recently filed tax returns and an adjustment of our expected effective tax rate in 2000 from 41 percent rate recorded in the first six months to 31 percent. The adjustment to the expected tax rate is based on our revised pre-tax earnings estimates for 2000.

EARNINGS PER SHARE

     Earnings from continuing operations per diluted common share were $.61 for the nine months ended September 30, 2000 compared to $2.40 per diluted common share in the prior period. In the nine months ended September 30, 1999, we recorded a loss of $2.98 per diluted common share from discontinued operations. In the first quarter of 1999, we incurred an extraordinary loss of $.20 per diluted common share due to the retirement of debt in connection with the sale of the containerboard assets. We also recorded an after-tax charge of $4.00 per diluted common share due to the cumulative effect of the changes in accounting with respect to start-up activities and customer acquisition costs. In the third quarter of 2000, we recorded an extraordinary loss of $0.01 per diluted common share due to the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                2000            1999       % CHANGE
                                                            -------------   ------------   --------
Short term debt and current maturities....................     $   35          $   56        (38)%
Long term debt............................................      1,505           1,578         (5)
                                                               ------          ------
Total debt................................................      1,540           1,634         (6)
Total minority interest...................................         15              16         (6)
Common shareholders' equity...............................        363             422        (14)
                                                               ------          ------
Total capitalization......................................      1,918           2,072         (7)

     Our debt to capitalization ratio was 80 percent at September 30, 2000, slightly above the 79 percent level we had on December 31, 1999. The increase in the ratio was primarily attributable to the equity decline. The decline in equity resulted from adverse changes in the cumulative translation adjustment of $71 million and payment of common stock dividends of $5 million. This was partially offset by the retirement of $94 million of debt, our net income of $21 million and issuance of $13 million of common stock for employee benefit and dividend reinvestment plans during the first nine months of 2000.

     At September 30, 2000, we had no borrowings outstanding under our revolving credit facility and had approximately $16 million of letters of credit issued. Our short-term debt, which relates primarily to borrowings by foreign subsidiaries, decreased by $21 million during the first nine months of 2000. This decrease was primarily due to the refinancing of $35 million of high interest rate short-term debt in our Brazilian subsidiary with equity from one of our US affiliates, which in turn was funded with surplus cash balances. Our long-term debt balance consists of borrowings made under new credit agreements (described below) to facilitate the debt realignment, as well as approximately $21 million of debt that was not retired in the cash tender and exchange offers associated with the spin-off of Pactiv. At the end of the third quarter we pre-paid $65 million of long-term debt. The prepayment of long-term debt was primarily funded by the sale of $62 million of accounts receivable.

     As part of the realignment of debt that was required in order to complete the spin-off, on September 30, 1999, we entered into a $1.55 billion committed senior secured financing arrangement with a syndicate of banks and other financial institutions. As we previously reported in our current report on form 8-K, dated October 24, 2000, on October 20 we entered into an agreement to amend this facility to: (i) relax the financial ratios beginning in the fourth quarter of 2000, (ii) exclude up to $80 million of cash charges and expenses related to cost reduction initiatives from the calculation of EBITDA for our financial ratios through 2001 and, (iii) make certain other technical changes. In exchange for these amendments, we agreed to certain interest rate increases, lowered our capital expenditure limits and paid an aggregate fee of about $3 million. The remainder of this discussion describes the senior secured credit facility, as amended.

     The senior secured credit facility consists of: (i) a $500 million, six-year revolving credit facility; (ii) a $422 million six-year term loan;
(iii) a $281 million eight-year term loan and; (iv) a $281 million eight-and-one-half year term loan. A portion of each term loan is payable in quarterly installments beginning September 30, 2001. Borrowings under the facility bear interest at an annual rate equal to, at the borrower's option, either (i) the London Interbank Offering Rate plus a margin of 300 basis points for the six-year revolving credit facility and the six-year term loan, 350 basis points for the eight-year term loan and 375 basis points for the eight-and-one-half year term loan; or (ii) a rate consisting of the greater of The Chase Manhattan Bank's prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 200 basis points for the six-year revolving credit facility and the six-year term loan, 250 basis points for the eight-year term loan and 275 basis points for the eight-and-one-half year term loan. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and the six year term loan may be adjusted based on our consolidated leverage ratio (total debt divided by consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the senior credit facility agreement) measured at the end of each quarter starting with the fiscal quarter ending December 31, 2000.

     The amended senior credit facility agreement requires that we initially maintain: (i) a consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA) not greater than 4.90; (ii) a consolidated interest coverage ratio (consolidated EBITDA divided by consolidated cash interest paid) not less than 1.70; and (iii) a consolidated fixed charge coverage ratio (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) not less than 0.75.

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(a) incurring additional liens; (b) sale and leaseback transactions; (c) liquidations and dissolutions; (d) incurring additional indebtedness or guarantees; (e) capital expenditures; (f) dividends; (g) mergers and consolidations; and (h) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. At September 30, 2000, we were in compliance with the financial ratios and other covenants under the facility. Since our debt-to-equity ratio is high, our ability to maintain compliance with these requirements is very sensitive to earnings and interest rate movements. If we do not maintain compliance with the financial ratios and other covenants under the facility discussed above or obtain waivers from our lenders, our ability to raise additional future borrowings may be restricted.

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

     We believe that cash flows from operations, combined with our current available borrowing capacity described above and assuming that we maintain compliance with the requirements of our loan agreements, will be sufficient to meet our future capital requirements for the following year.

CASH FLOWS

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                              2000    1999
                                                              -----   -----
Cash provided (used) by:
  Operating activities--continuing operations...............  $ 203   $(100)
  Investing activities--continuing operations...............   (121)   (161)
  Financing activities......................................    (93)  1,244

OPERATING ACTIVITIES

     Cash provided by continuing operating activities increased by $300 million for the first nine months of 2000 compared to the same period in the prior year. This improvement was driven primarily by our increased focus on working capital management and the sale of accounts receivable. Working capital decreased by $40 million during the first nine months of 2000 in comparison to an increase of $289 million during the same period last year. During the first nine months of 2000, the balance of accounts receivable sold increased from $16 million to $93 million and during the first nine months of 1999 the balance of accounts receivable sold decreased from $137 million to $1 million. Our accounts payable also increased from $348 million on December 31, 1999 to $436 million on September 30, 2000. During the third quarter of 2000, we continued to take advantage of accounts payable terms versus discounts. Our accounts payable increased from $592 million on December 31, 1998 to $636 million on September 30, 1999. The remainder of the change in operating cash flow is primarily due to the change in operating income, accrued income taxes and other current liabilities. We had a net cash tax benefit of $16 million in the third quarter of 2000, resulting from receiving several refunds related to filing our 1999 tax returns. Some portion of these refunds could be temporary once the responsibility for pre-spin-off taxes is determined.

     Cash used by our discontinued specialty and paperboard packaging operations was $66 million in the nine months ended September 30 1999.

INVESTING ACTIVITIES

     Cash used by investing activities for continuing operations was $40 million lower in the first nine months of 2000 compared to the same period in 1999. Capital expenditures were slightly higher at $108 million in the first nine months of 2000 compared to $104 million in 1999. During the first nine months of 1999, we used $36 million to acquire businesses, primarily Kinetic Ltd, an Australian suspension engineering company. In July 2000, we increased our ownership percentage in a South African joint-venture for $4 million.

     Cash used by investments in discontinued operations were $907 million in the nine months ended September 30, 1999. During the second quarter of 1999, Tenneco acquired for approximately $1.1 billion certain assets previously used by the containerboard business under operating leases and timber cutting rights. This was required in order to complete the April, 1999 containerboard sale. We also received $306 million in proceeds related to the containerboard and folding carton sale transactions and $28 million in proceeds from disposal of assets in our specialty packaging business.

FINANCING ACTIVITIES

     Cash used by financing activities was $93 million in the first nine months of 2000. This decrease was primarily due to improved operating cash flow which allowed us to pay down debt by $92 million. We also issued $13 million of common stock during the nine month period for employee benefit and dividend reinvestment plans which was offset by $5 million of common stock dividend payments.

     Cash provided by financing activities was $1.2 billion during the first nine months of 1999. Excluding the borrowings required to complete the containerboard sale transaction, cash used by financing activities was $517 million for the first nine months of 1999. This primarily reflected the use of the net proceeds of the containerboard sale transaction to reduce our short-term debt. Before the containerboard sale transaction, our Packaging division borrowed approximately $1.8 billion. These borrowings were used to acquire the assets used under operating leases and timber cutting rights described under "Investing Activities" above, and to purchase the containerboard business accounts receivable. Our Packaging division remitted the balance of the borrowings to us to retire short-term debt. Packaging contributed the containerboard business to the new joint venture subject to the approximately $1.8 billion in new debt. The debt reduction, which resulted from this contribution, is shown on the Statements of Cash Flows as a non-cash financing activity.

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

     Under the terms of our senior credit facility agreement, we were required to hedge our exposure to floating interest rates within 180 days following the spin-off so that at least 50 percent of our long-term debt is fixed for a period of at least three years. In February 2000, we hedged $250 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. In April 2000, we hedged an additional $50 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. The hedges that we executed fully satisfy the interest rate hedging requirement of the senior credit facility agreement. Therefore, we have $821 million in long-term debt obligations that have fixed interest rates for the next three years and $684 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     We estimate that the fair value of our long-term debt at September 30, 2000 was about 83 percent of its book value. A one percent increase or decrease in interest rates would increase or decrease the interest expense we recognize in the income statement and the cash we pay for interest expense by about $5 million after tax.

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

     At September 30, 2000, we had been designated as a potentially responsible party in four Superfund sites. We have estimated our share of the remediation costs for these sites to be approximately $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $14 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in our determination of our estimated liability.

     We have also recently undertaken a third-party evaluation of estimated environmental remediation costs at two of our facilities. The evaluations were initiated as a result of testing that indicated the potential underground migration of some contaminants beyond our facility property. For one of the facilities, we have determined that there is no significant change to our cost estimates which were previously accrued. The evaluation of the second facility is expected to be complete in the fourth quarter of 2000. If those results indicate environmental contamination has occurred, we could be required to increase our reserves for that facility in an amount which we cannot predict at this time. The reserve required could be material to our income statement in the period when we are required to adjust it. However, we believe that the costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our consolidated financial position.

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, participants may elect to defer up to 16% of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match qualified contributions with a contribution of 100% of each employee's contribution up to 8% of the employee's salary. These matching contributions are made in company stock and approximated $11 million and $6 million, for the nine months ended September 30, 2000 and 1999, respectively. All contributions vest immediately.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

     The results of operations for the three and nine months ended September 30, 1999 for our discontinued specialty packaging and paperboard packaging businesses are shown in note 3 to the financial statements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     For information regarding our exposure to interest rate risk, see the caption entitled "Interest Rate Risk" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

                                    PART II

                               OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

     As previously announced, on October 20, 2000, we entered into an agreement with our senior lenders to amend certain provisions of our senior credit facility. These amendments allow us to implement worldwide cost reduction initiatives, certain of which are described herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and relax the financial ratios in the facility beginning in the fourth quarter of 2000. Information concerning the amendments is contained in our Current Report on Form 8-K dated October 24, 2000, which is incorporated herein by reference, and herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     On October 30, 2000, we announced that we have signed a strategic alliance agreement with Futaba Industrial Co., Ltd. of Japan to pursue opportunities to design, manufacture and market emission control products and systems for automotive original equipment manufacturers. The strategic alliance will focus on original equipment manufacturers -- Japan-based or North American or European-based customers in Japan -- whose global platforms require Japan-based engineerinig and/or manufacturing support.

     In connection with the alliance, we also entered into a joint venture and asset purchase agreement with Futaba to establish a joint venture at our existing manufacturing facility in Burnley, England. The new joint venture company, which will be owned 51 percent by Futaba and 49 percent by Tenneco Automotive, will acquire our Burnley manufacturing assets for approximately 13.9 million pounds. The joint venture will be known as Futaba-Tenneco U.K. Limited, and will continue to develop and produce emission control components and stamped products. The joint venture and asset purchase agreements are subject to customary conditions to closing, including receipt of required government approvals. It is expected that the joint venture formation and asset purchase will be completed before the end of the year.

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

                                          TENNECO AUTOMOTIVE INC.

                                          By:     /s/ MARK A. MCCOLLUM
                                            ------------------------------------
                                                      Mark A. McCollum
                                                 Senior Vice President and
                                                  Chief Financial Officer

Dated: November 14, 2000

                               INDEX TO EXHIBITS
                                       TO
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2000

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  2         --   Distribution Agreement by and between the registrant and
                 Tenneco Packaging Inc. dated November 3, 1999 (incorporated herein by reference to Exhibit 2 to the registrant's Current
                 Report on Form 8-K dated November 4, 1999, File No.
                 1-12387).
  3.1(a)    --   Restated Certificate of Incorporation of the registrant
                 dated December 11, 1996 (incorporated herein by reference
                 from Exhibit 3.1(a) of the registrant's Annual Report on
                 Form 10-K for the year ended December 31, 1997, File No.
                 1-12387).
  3.1(b)    --   Certificate of Amendment, dated December 11, 1996
                 (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997, File No. 1-12387).
  3.1(c)    --   Certificate of Ownership and Merger, dated July 8, 1997
                 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997, File No. 1-12387).
  3.1(d)    --   Certificate of Designation of Series B Junior Participating
                 Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1998, File No. 1-12387).
  3.1(e)    --   Certificate of Elimination of the Series A Participating
                 Junior Preferred Stock of the registrant dated September 11,
                 1998 (incorporated herein by reference from Exhibit 3.1(e)
                 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1998, File No. 1-12387).
  3.1(f)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated November 5, 1999
                 (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(g)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated November 5, 1999
                 (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(h)    --   Certificate of Ownership and Merger merging Tenneco
                 Automotive Merger Sub Inc. with and into the registrant,
                 dated November 5, 1999 (incorporated herein by reference
                 from Exhibit 3.1(h) of the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).
  3.1(i)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated May 9, 2000
                 (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
  3.2(a)    --   By-laws of the registrant, as amended March 14, 2000
                 (incorporated herein by reference from Exhibit 3.2(a) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1999, File No. 1-12387).
  3.3       --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                 ("Global"), as amended (incorporated herein by reference to
                 Exhibit 3.3 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.4       --   By-laws of Global (incorporated herein by reference to
                 Exhibit 3.4 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.5       --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                 (incorporated herein by reference to Exhibit 3.5 to the
                 registrant's Registration Statement on Form S-4, Reg. No.
                 333-93757).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  3.6       --   By-laws of TMC (incorporated herein by reference to Exhibit
                 3.6 to the registrant's Registration Statement on Form S-4,
                 Reg. No. 333-93757).
  3.7       --   Amended and Restate Certificate of Incorporation of Tenneco
                 International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.8       --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.9       --   Certificate of Incorporation of Clevite Industries Inc.
                 ("Clevite"), as amended (incorporated herein by reference to
                 Exhibit 3.9 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.10      --   By-laws of Clevite (incorporated herein by reference to
                 Exhibit 3.10 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.11      --   Amended and Restated Certificate of Incorporation of the
                 Pullman Company ("Pullman") (incorporated herein by
                 reference to Exhibit 3.11 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.12      --   By-laws of Pullman (incorporated herein by reference to
                 Exhibit 3.12 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.13      --   Certificate of Incorporation of Tenneco Automotive Operating
                 Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
  3.14      --   By-laws of Operating (incorporated herein by reference to
                 Exhibit 3.14 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  4.1(a)    --   Rights Agreement dated as of September 8, 1998, by and
                 between the registrant and First Chicago Trust Company of
                 New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                 8-K dated September 24, 1998, File No. 1-12387).
  4.1(b)    --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                 Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1(b) of the registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1999,
                 File No. 1-12387).
  4.2(a)    --   Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Registration Statement on Form S-4,
                 Registration No. 333-14003).
  4.2(b)    --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                 herein by reference from Exhibit 4.3(b) of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
  4.2(c)    --   Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(d)    --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  4.2(e)    --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(f)    --   Fifth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(f) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(g)    --   Sixth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(g) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(h)    --   Seventh Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(h) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(i)    --   Eighth Supplemental Indenture, dated as of April 28, 1997, to Indenture, dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Current Report on Form 8-K dated April 23,
                 1997, File No. 1-12387).
  4.2(j)    --   Ninth Supplemental Indenture, dated as of April 28, 1997, to
                 Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.2 of the
                 registrant's Current Report on Form 8-K dated April 23,
                 1997, File No. 1-12387).
  4.2(k)    --   Tenth Supplemental Indenture, dated as of July 16, 1997, to
                 Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Current Report on Form 8-K dated June 11, 1997,
                 File No. 1-12387).
  4.2(l)    --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                 Indenture dated November 1, 1996 between The Chase Manhattan
                 Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-12387).
  4.3       --   Specimen stock certificate for Tenneco Automotive Inc.
                 common stock (incorporated herein by reference from Exhibit
                 4.3 of the registrant's Quarterly Report on Form 10-Q for
                 the quarter ended September 30, 1999, File No. 1-12387).
  4.4(a)    --   Indenture dated October 14, 1999 by and between the
                 registrant and The Bank of New York, as trustee
                 (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  4.4(b)    --   Supplemental Indenture dated November 4, 1999 among Tenneco
                 Automotive Operating Subsidiary Inc. (formerly Tenneco
                 Automotive Inc.), Tenneco International Holding Corp.,
                 Tenneco Global Holdings Inc., the Pullman Company and
                 Clevite Industries Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference from Exhibit
                 4.4(b) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  4.4(c)    --   Subsidiary Guarantee dated as of October 14, 1999 from
                 Tenneco Automotive Operating Subsidiary Inc. (formerly
                 Tenneco Automotive Inc.), Tenneco International Holding
                 Corp., Tenneco Global Holdings Inc., the Pullman Company,
                 Clevite Industries Inc. and TMC Texas Inc. in favor of The
                 Bank of New York, as trustee (incorporated herein by
                 reference to Exhibit 4.4(c) to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  4.5(a)    --   Credit Agreement, dated as of September 30, 1999, among the registrant, the Lenders named therein, Commerzbank and Bank of America, N.A., Citicorp USA, Inc. and The Chase Manhattan
                 Bank (incorporated herein by reference from Exhibit 4.5(a)
                 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-12387).
  4.5(b)    --   First Amendment to the Credit Agreement, dated October 20,
                 2000, among the registrant, The Chase Manhattan Bank and
                 Citicorp USA, Inc. (incorporated herein by reference from
                 Exhibit 4.1 to the registrant's Current Report on Form 8-K dated October 24, 2000, File No. 1-12387).
 10.1       --   Distribution Agreement, dated November 1, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
                 10, File No. 1-12387).
 10.2       --   Amendment No. 1 to Distribution Agreement, dated as of
                 December 11, 1996, by and among El Paso Tennessee Pipeline
                 Co. (formerly Tenneco Inc.), the registrant, and Newport
                 News Shipbuilding Inc. (incorporated herein by reference
                 from Exhibit 10.2 of the registrant's Annual Report on Form
                 10-K for the year ended December 31, 1996, File No.
                 1-12387).
 10.3       --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                 Tenneco Inc.), the registrant, and Newport News Shipbuilding
                 Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year
                 ended December 31, 1996, File No. 1-12387).
 10.4       --   Benefits Agreement, dated December 11, 1996, by and among El
                 Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                 registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
 10.5       --   Insurance Agreement, dated December 11, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
 10.6       --   Tax Sharing Agreement, dated December 11, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                 Newport News Shipbuilding Inc., the registrant, and El Paso
                 Natural Gas Company (incorporated herein by reference from
                 Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
 10.7       --   First Amendment to Tax Sharing Agreement, dated as of
                 December 11, 1996, among El Paso Tennessee Pipeline Co.
                 (formerly Tenneco Inc.), the registrant and Newport News
                 Shipbuilding Inc. (incorporated herein by reference from
                 Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
 10.8       --   Tenneco Automotive Inc. Executive Incentive Compensation
                 Plan. (incorporated herein by reference from Exhibit 10.8 to the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 2000, File No. 1-12387).
 10.9       --   Tenneco Automotive Inc. Change of Control Severance Benefits
                 Plan for Key Executives (incorporated herein by reference
                 from Exhibit 10.13 of the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).
 10.10      --   Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                 Registration Statement on Form S-4, Reg. No. 333-93757).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
 10.11      --   Tenneco Automotive Inc. Key Executive Pension Plan.
                 (incorporated herein by reference from Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.12      --   Tenneco Automotive Inc. Deferred Compensation Plan.
                 (incorporated herein by reference from Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.13      --   Tenneco Automotive Inc. Supplemental Executive Retirement
                 Plan. (incorporated herein by reference from Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 2000, File No. 1-12387).
 10.14      --   Release Agreement dated as of October 18, 1999 by and
                 between Dana G. Mead and Tenneco Management Company and
                 Modification of Release Agreement dated as of October 18,
                 1999 among Dana G. Mead, Tenneco Automotive Inc. and Tenneco
                 Management Company (incorporated herein by reference from
                 Exhibit 10.18 of the registrant's Quarterly Report on Form
                 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).
 10.15      --   Release Agreement dated as of September 17, 1999 by and
                 between Robert T. Blakely and Tenneco Management Company and
                 Modification of Release Agreement dated as of September 17,
                 1999 among Robert T. Blakely, Tenneco Automotive Inc. and
                 Tenneco Management Company (incorporated herein by reference from Exhibit 10.15 to the registrant's Annual Report on Form
                 10-K for the year ended December 31, 1999, File No.
                 1-12387).
 10.16      --   Agreement, dated as of April 12, 1999, among the registrant,
                 Tenneco Management Company, Tenneco Packaging Inc. and Paul
                 T. Stecko (incorporated herein by reference from Exhibit
                 10.30 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-12387).
 10.17      --   Human Resources Agreement by and between Tenneco Automotive
                 Inc. and Tenneco Packaging Inc. dated November 4, 1999
                 (incorporated herein by reference to Exhibit 99.1 to the
                 registrant's Current Report on Form 8-K dated November 4,
                 1999, File No. 1-12387).
 10.18      --   Tax Sharing Agreement by and between Tenneco Automotive Inc.
                 and Tenneco Packaging Inc. dated November 3, 1999
                 (incorporated herein by reference to Exhibit 99.2 to the
                 registrant's Current Report on Form 8-K dated November 4,
                 1999, File No. 1-12387).
 10.19      --   Amended and Restated Transition Services Agreement by and
                 between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                 dated as of November 4, 1999 (incorporated herein by
                 reference from Exhibit 10.21 of the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-12387).
 10.20      --   Purchase Agreement among Salomon Smith Barney Inc., the
                 other Initial Purchasers as named therein and Tenneco Inc.
                 dated October 8, 1999 (incorporated herein by reference from
                 Exhibit 10.18 of the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
 10.21      --   Registration Rights Agreement among Tenneco Inc., the
                 Guarantors named therein, Salomon Smith Barney Inc. and the other Initial Purchasers named therein dated October 14,
                 1999 (incorporated herein by reference from Exhibit 10.19 of the registrant's Registration Statement on Form S-4, Reg.
                 No. 333-93757).
 10.22      --   Assumption Agreement among Tenneco Automotive Operating
                 Company Inc., Tenneco International Holding Corp., Tenneco
                 Global Holdings Inc., The Pullman Company, Clevite
                 Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                 and the other Initial Purchasers listed in the Purchase
                 Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.20 of the registrant's
                 Registration Statement on Form S-4, Reg. No. 333-93757).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
 10.23      --   Amendment No. 1 to Change in Control Severance Benefit Plan
                 for Key Executives. (incorporated herein by reference from
                 Exhibit 10.23 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.24      --   Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora. (incorporated herein by reference from
                 Exhibit 10.24 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.25      --   Letter Agreement dated July 27, 2000 between the registrant and Mark A. McCollum. (incorporated herein by reference from
                 Exhibit 10.25 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.26      --   Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider. (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000, File No.
                 1-12387).
 10.27      --   Letter Agreement dated July 27, 2000 between the registrant and Timothy Jackson. (incorporated herein by reference from
                 Exhibit 10.27 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
*10.28      --   Letter Agreement dated July 27, 2000 between the registrant and David Gabriel.
*10.29      --   Form of Indemnity Agreement entered into between the
                 registrant and the following directors of the registrant:
                 Paul Stecko, Kathryn Eickhoff, Mark Andrews and Dennis
                 Severance.
 11         --   None.
*12         --   Computation of Ratio of Earnings to Fixed Charges.
*15         --   Letter Regarding Unaudited Interim Financial Information.
 18         --   None.
 19         --   None.
 22         --   None.
 23         --   None.
 24         --   None.
*27.1       --   Financial Data Schedule -- Period Ended September, 2000.
*27.2       --   Financial Data Schedule -- Period September 30, 1999.
 99         --   None.

* Filed herewith