Form 10-K405
period 2000-12-31
TENNECO AUTOMOTIVE INC
filed 2001-03-30
CIK 1024725

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes   X       No ______

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

CLASS OF COMMON EQUITY AND NUMBER OF SHARES
  HELD BY NON-AFFILIATES AT MARCH 1, 2001        MARKET VALUE HELD BY NON-AFFILIATES
-------------------------------------------      -----------------------------------
     Common Stock, 36,695,886 shares                         $117,426,835

-------------------------
* Based upon the closing sale price on the New York Stock Exchange Composite Tape for the Common Stock on March 1, 2001.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $.01 per share, 37,036,247 shares outstanding as of March 1, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                         PART OF THE FORM 10-K
                        DOCUMENT                                        INTO WHICH INCORPORATED
                        --------                                        -----------------------
Tenneco Automotive Inc.'s Definitive Proxy Statement for
  the Annual Meeting of Stockholders to be Held May 8,
  2001                                                                         Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects and developments of the Company (as defined) and business strategies for its operations, all of which are subject to risks and uncertainties. These forward-looking statements are included in various sections of this report, including the section entitled "Outlook" appearing in Item 7 of this report. These statements are identified as "forward-looking statements" or by their use of terms (and variations thereof) and phrases such as "will," "may," "anticipate," "intend," "continue," "estimate," "expect," "plan," "should," "outlook," "believe," and "seek" and similar terms (and variations thereof) and phrases.

     When a forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include the following:

     Changes in consumer demand and prices could adversely impact our results. Demand for and pricing of our products are subject to economic conditions and other factors present in the various domestic and international markets where the products are sold. Demand for our original equipment ("OE") products is subject to the level of consumer demand for new vehicles that are equipped with our parts. The level of new car purchases is cyclical, affected by such factors as interest rates, consumer confidence, patterns of consumer spending and the automobile replacement cycle. Demand for our aftermarket products varies based upon such factors as the level of new vehicle purchases, which initially displaces demand for aftermarket products, the severity of winter weather, which increases the demand for certain aftermarket products, and other factors, including the average useful life of parts and number of miles driven.

     We may be unable to realize sales represented by our awarded business. The realization of future sales from awarded business is inherently subject to a number of important risks and uncertainties, including as to the number of vehicles that our OE customers will actually produce, the timing of that production and the mix of options that our OE customers and consumers may choose. For example, substantially all of our North American vehicle manufacturer customers have slowed new vehicle production in the fourth quarter of 2000 and first quarter of 2001. Accordingly, we expect the North American light vehicle build to be approximately 10 to 12 percent less in 2001 than it was in 2000. In addition, our customers generally have the right to replace us with another supplier at any time for a variety of reasons and have increasingly demanded price decreases over the life of awarded business. Accordingly, we cannot assure you that we will in fact realize any or all of the future sales represented by our awarded business.

     In many cases, we must commit substantial resources in preparation for production under awarded OE business well in advance of the customer's production start date. In certain instances, the terms of our OE customer arrangements permit us to recover these pre-production costs if the customer cancels the business through no fault of our company. Although we have been successful in recovering these costs under appropriate circumstances in the past, there can be no assurance that our results of operations will not be materially impacted in the future if we are unable to recover these type of pre-production costs related to OE cancellation of awarded business.

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

     Longer product lives of automotive parts are adversely affecting aftermarket demand for some of our products. The average useful life of automotive parts has been steadily increasing in recent years due to innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. As a result, a portion of sales in the aftermarket has been displaced. Additional increases in the average useful lives of automotive parts are likely to adversely affect the demand for our aftermarket products. Aftermarket sales represented approximately 30% of our net sales for 2000.

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

     We are dependent on large customers for future revenues. We depend on major vehicle manufacturers for a substantial portion of our net sales. For example, during 2000, General Motors, Ford, and DaimlerChrysler accounted for 16.6%, 13.5%, and 11.5% of our net sales, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may make fewer sales to these customers for a variety of reasons, including: (1) loss of awarded business; (2) reduced or delayed customer requirements; or (3) strikes or other work stoppages affecting production by the customers.

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

     We are subject to risks related to our international operations. We have manufacturing and distribution facilities in many countries, principally in North America, Europe and Latin America, and sell our products worldwide. For 2000, about 45% of our net sales were derived from operations outside North America. International operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

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

     Exchange rate fluctuations could cause a decline in our financial condition and results of operations. As a result of our international operations, we generate a significant portion of our net sales and incur a significant portion of our expenses in currencies other than the U.S. dollar. To the extent we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in that currency could have a material adverse effect on our business. For example, where we have significantly more costs than revenues generated in a foreign currency, we are subject to risk if that foreign currency appreciates against the U.S. dollar because the appreciation effectively increases our cost in that country. From time to time, as and when we determine it is appropriate and advisable to do so, we will seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure you, however, that we will continue this practice or be successful in these efforts.

     The financial condition and results of operations of some of our operating entities are reported in foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. dollar against these foreign currencies will have a positive effect on reported revenues and operating profit. For example, our European operations were negatively impacted in 2000 due to the weakness of the euro against the U.S. dollar. We do not generally seek to mitigate this translation effect through the use of derivative financial instruments.

     Changes in Prices of Raw Materials. Significant increases in the cost of certain raw materials used in our products, to the extent they are not timely reflected in the price we charge our customers or mitigated through long-term supply contracts, could adversely impact our results.

     Other Factors. In addition to the factors described above, we may be impacted by a number of other matters and uncertainties, including: (i) potential legislation, regulatory changes and other governmental actions, including the ability to receive regulatory approvals and the timing of such approvals; (ii) material substitution; (iii) new technologies that reduce the demand for certain of our products or otherwise render them obsolete; (iv) our ability to integrate operations of acquired businesses quickly and in a cost effective manner; (v) changes in distribution channels or competitive conditions in the markets and countries where we operate; (vi) capital availability or costs, including changes in interest rates, market perceptions of the industries in which we operate or ratings of securities; (vii) increases in the cost of compliance with regulations, including environmental regulations, and environmental liabilities in excess of the amount reserved; (viii) changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies; and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.

                               TABLE OF CONTENTS

                                   PART I
Item 1.    Business....................................................    1
             Tenneco Automotive Inc. ..................................    1
             Contributions of Major Businesses.........................    2
             Description of Our Business...............................    3
             Environmental Matters.....................................   18
Item 2.    Properties..................................................   18
Item 3.    Legal Proceedings...........................................   19
Item 4.    Submission of Matters to a Vote of Security Holders.........   19
Item 4.1.  Executive Officers of the Registrant........................   20
                                  PART II
Item 5.    Market for Registrant's Common Equity and Related              22
           Stockholder Matters.........................................
Item 6.    Selected Financial Data.....................................   23
Item 7.    Management's Discussion and Analysis of Financial Condition    26
           and Results of Operations...................................
Item 7A.   Quantitative and Qualitative Disclosures About Market          46
           Risk........................................................
Item 8.    Financial Statements and Supplementary Data.................   47
Item 9.    Changes in and Disagreements with Accountants on Accounting    92
           and Financial Disclosure....................................
                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   93
Item 11.   Executive Compensation......................................   93
Item 12.   Security Ownership of Certain Beneficial Owners and            93
           Management..................................................
Item 13.   Certain Relationships and Related Transactions..............   93
                                  PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form    94
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

     In a series of transactions commencing in January 1999 and culminating with the November 4, 1999 spin off to our shareholders of the common stock of Tenneco Packaging Inc., now known as Pactiv Corporation (the "1999 Spin-off"), we separated our packaging businesses from our automotive business.

     As a result of these 1999 transactions, our former specialty and paperboard packaging operating segments are presented as discontinued operations in the accompanying financial statements. You should read Note 3 to the financial statements for more information about our discontinued operations.

     In September 2000, we entered into an amendment to our senior credit facility to exclude from the calculation of our financial covenant ratios through 2001 the cash portion -- up to $80 million before taxes -- of our charges and expenses related to cost-reduction initiatives. The amendment also revised the financial covenant ratios beginning in the fourth quarter of 2000. In March 2001, we again amended our senior credit facility to further revise the financial covenant ratios for 2001 and make certain other changes. Note 4 to the financial statements included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 have more information about our debt and the amendments to the senior credit facility.

                       CONTRIBUTIONS OF MAJOR BUSINESSES

     For information concerning our operating segments, geographic areas and major products or groups of products, see Note 10 to the Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries included in Item 8. The following tables summarize for each of our operating segments for the periods indicated: (i) net sales and operating revenues from continuing operations; (ii) earnings before interest expense, income taxes and minority interest ("EBIT") from continuing operations; and (iii) capital expenditures for continuing operations. As a result of the 1999 Spin-off, our reportable segments changed. Information from prior periods has been restated to reflect this change. You should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 for information about costs and charges included in our results. Those costs and charges relate to the 1999 Spin-off, restructuring actions, and other items.

NET SALES AND OPERATING REVENUES FROM CONTINUING OPERATIONS:

                                                        2000                1999               1998
                                                   ---------------      -------------      -------------
                                                               (DOLLAR AMOUNTS IN MILLIONS)
North America..................................    $1,977       56%     $1,768     54%     $1,688     52%
Europe.........................................     1,292       36       1,273     39       1,278     40
Other..........................................       348       10         297      9         316      9
Intergroup sales...............................       (68)      (2)        (59)    (2)        (45)    (1)
                                                   ------      ---      ------    ---      ------    ---
     Total.....................................    $3,549      100%     $3,279    100%     $3,237    100%
                                                   ======      ===      ======    ===      ======    ===

EBIT FROM CONTINUING OPERATIONS

                                                        2000                1999               1998
                                                   ---------------      -------------      -------------
                                                               (DOLLAR AMOUNTS IN MILLIONS)
North America..................................    $   68       57%     $  166    112%     $   58     26%
Europe.........................................        40       33          44     30         155     68
Other..........................................        12       10         (62)   (42)         14      6
                                                   ------      ---      ------    ---      ------    ---
     Total.....................................    $  120      100%     $  148    100%     $  227    100%
                                                   ======      ===      ======    ===      ======    ===

CAPITAL EXPENDITURES FOR CONTINUING OPERATIONS:

                                                        2000                1999               1998
                                                   ---------------      -------------      -------------
                                                               (DOLLAR AMOUNTS IN MILLIONS)
North America..................................    $   71       49%     $   71     46%     $   96     49%
Europe.........................................        59       40          65     42          67     34
Other..........................................        16       11          18     12          32     17
                                                   ------      ---      ------    ---      ------    ---
     Total.....................................    $  146      100%     $  154    100%     $  195    100%
                                                   ======      ===      ======    ===      ======    ===

     Interest expense, income taxes, and minority interest related to continuing operations that were not allocated to our operations are:

                                                                2000       1999       1998
                                                                ----       ----       ----
                                                                        (MILLIONS)
Interest expense (net of interest capitalized)..............    $186       $106       $69
Income tax expense (benefit)................................     (27)        82        13
Minority interest...........................................       2         23        29

                          DESCRIPTION OF OUR BUSINESS

     With 2000 revenues of over $3.5 billion, we are one of the world's largest producers of automotive emissions control and ride control systems and products. We serve both original equipment manufacturers and replacement markets worldwide through leading brands, including Monroe(R) brand ride control and Walker(R) brand emissions control products.

     As an automotive parts supplier, we design, market and sell individual component parts for vehicles as well as groups of components that are combined as modules or systems within vehicles. These parts, modules and systems are sold globally to the vast majority of vehicle manufacturers and throughout all aftermarket distribution channels.

OVERVIEW OF AUTOMOTIVE PARTS INDUSTRY

     The automotive parts industry is generally separated into two categories:
(1) "original equipment" or "OE" sales, in which parts are sold in large quantities directly for use by original equipment vehicle manufacturers; and (2) "aftermarket" sales, in which parts are sold as replacement parts in varying quantities to a wide range of wholesalers, retailers and installers. In the OE market, parts suppliers are generally divided into tiers -- "Tier 1" suppliers, who provide their products directly to original equipment manufacturers, and "Tier 2" or "Tier 3" suppliers, who sell their products principally to other suppliers for combinations into the other suppliers' own product offerings.

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

INDUSTRY TRENDS

     Currently, we believe several significant existing and emerging trends are dramatically impacting the automotive industry. As the dynamics of the automotive industry change, so do the roles, responsibilities and relationships of its participants. Key trends that we believe are affecting automotive parts suppliers include:

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

     This shift in demand towards fully integrated systems has created the role of the Tier 1 systems integrator. These systems integrators will increasingly have the responsibility to execute a number of activities, such as design, product development, engineering, testing of component systems and purchasing from Tier 2 suppliers. We are an established Tier 1 supplier with ten years of product integration experience. We have modules or systems for 38 vehicle platforms in production worldwide and modules or systems for three additional platforms under development. For example, we supply ride control modules for the Chrysler JA Cirrus/Sebring/Stratus and the emissions control system for the Porsche Boxster.

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

     GLOBAL RATIONALIZATION OF OE VEHICLE PLATFORMS

     OE manufacturers are increasingly designing "global" platforms. A "global" platform is a basic mechanical structure of a vehicle that can accommodate different features and is in production and/or development in more than one region. Thus, OE manufacturers can design one platform for a number of similar vehicle models. This allows manufacturers to realize significant economies of scale through limiting variations across items such as steering columns, brake systems, transmissions, axles, exhaust systems, support structures and power window and door lock mechanisms. We believe that this shift towards standardization will have a large impact on automotive parts suppliers, who should experience a reduction in production costs as OE manufacturers reduce variations in components. We also expect parts suppliers to experience higher production volumes per unit and greater economies of scale, as well as reduced total investment costs for molds, dies and prototype development. Light vehicle platforms of over one million units are expected to grow from 14% to 33% of global OE production from 1999 to 2004.

     INCREASING TECHNOLOGICALLY SOPHISTICATED CONTENT

     As consumers continue to demand competitively priced vehicles with increased performance and functionality, the number of sophisticated components utilized in vehicles is increasing. By replacing mechanical functions with electronics and by integrating mechanical and electronic functions within a vehicle, OE manufacturers are achieving improved emissions control, improved safety and more sophisticated features at lower costs.

     In addition, automotive parts customers are increasingly demanding technological innovation from suppliers to address more stringent emissions and other regulatory standards and to improve vehicle performance. To develop innovative products, systems and modules, we have invested $95 million over the past three years into research and development and we continuously seek to take advantage of our technology investments and brand strength by extending our products into new markets and categories. For example, we have developed several adaptive damping systems which reduce undesirable vehicle motion. Also, we have developed the self-lubricating elastomer, which has the additional ability to reduce friction between moving components in a suspension system, thereby reducing noise and vibration.

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

     EXTENDED PRODUCT LIFE OF AUTOMOTIVE PARTS; DECLINING VEHICLE FLEET AGE

     The average useful life of automotive parts -- both OE and replacement -- has been steadily increasing in recent years due to innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. As a result, although more vehicles are on the road than ever before, the aftermarket has experienced weakness. In addition, the average age of the vehicle fleet on the road has been declining in the last several years, further contributing to softness in the aftermarket. Accordingly, a supplier's future viability in the aftermarket will depend, in part, on its ability to reduce costs and leverage its advanced technology and recognized brand names to maintain or achieve additional sales. As a Tier 1 OE supplier, we believe we are well positioned to leverage our products and technology into the aftermarket. Furthermore, we believe some opportunity will exist by mid 2002 for replacement of certain parts to increase as the average age of vehicles on the road increases.

     GROWING RETAIL AFTERMARKET DISTRIBUTION

     During the last decade, the number of retail automotive parts chains, such as AutoZone and Advance Auto Parts, has been growing while the number of traditional automotive parts stores ("jobbers") that sell to installers has been declining. From 1990 to 1999, the number of retail automotive parts stores has increased from approximately 10,000 to approximately 14,000, while the number of jobbers has decreased from approximately 25,000 to approximately 21,000. As a result, the traditional three-step distribution channel (full-line warehouse, jobber, installer) is redefining itself through two-step distribution and continued formation of buying groups. In addition, since retailers are attempting to grow their commercial sales to automotive parts installers, they are increasingly adding premium brands to their product portfolios. This enables them to offer the option of a premium brand, which is often preferred by their commercial customers, or a standard product, which is often preferred by their retail customers. We believe we are well positioned to respond to this changing aftermarket situation because of our focus on cost reduction and high-quality, premium brands.

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

     Consolidation is also occurring among automotive parts suppliers, particularly those who supply vehicle makers. The number of Tier 1 suppliers is projected to decrease from approximately 800 to approximately 30 by 2010. The primary reasons for this consolidation include: (1) an increasing desire by OE manufacturers to work with fewer, larger suppliers that can provide fully integrated systems; and (2) the inability of smaller suppliers to compete on price with the larger companies who benefit from purchasing and distribution economies of scale. A supplier's viability in this consolidating market depends, in part, on its continuing ability to maintain and increase operating efficiencies by reducing costs and improving productivity. Also important is a supplier's ability to provide value-added services such as materials management, specialized engineering capabilities and integration of individual components into modules and systems. With our strong market positions in emissions control and ride control products and our demonstrated ability to integrate and deliver modules and systems, we believe we are well positioned to respond to increasing customer consolidation.

ANALYSIS OF REVENUES

     The following table provides, for each of the years 1998 through 2000, information relating to our net sales from continuing operations, by primary product lines and customer categories:

                                                                   NET SALES (MILLIONS)
                                                                --------------------------
                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                 2000      1999      1998
                                                                 ----      ----      ----
EMISSIONS CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................    $  449    $  514    $  590
  OE market.................................................     1,758     1,401     1,224
                                                                ------    ------    ------
                                                                 2,207     1,915     1,814
                                                                ------    ------    ------
RIDE CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................       627       634       685
  OE market.................................................       715       730       738
                                                                ------    ------    ------
                                                                 1,342     1,364     1,423
                                                                ------    ------    ------
     Total Automotive.......................................    $3,549    $3,279    $3,237
                                                                ======    ======    ======

BRANDS

     In each of our operating segments, we manufacture and market leading brand names. Monroe(R) ride control products and Walker(R) exhaust products are two of the most recognized brand names in the automotive parts industry. As and when we acquire related product lines, we would anticipate that they would be incorporated within these existing Monroe(R) and Walker(R) brand name families.

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

     We serve more than 25 different original equipment manufacturers on a global basis, and our products or systems are included on six of the top 10 passenger car models produced in North America and

Western Europe and nine of the top 10 light truck models produced in North America for 2000. During 2000, our OE customers included:

NORTH AMERICA     EUROPE                      ASIA
CAMI              BMW                         Bajaj
DaimlerChrysler   DaimlerChrysler             DaimlerChrysler
Ford              DAF                         Ford
Freightliner      Fiat                        General Motors
General Motors    Ford/Volvo/Jaguar           Isuzu
Honda             Leyland                     Maruti Suzuki
Mazda             Mitsubishi                  Nissan
Mitsubishi        Nissan                      PSA-Citroen
Navistar          General Motors/Opel/Saab    TELCO
Nissan            PSA-Peugeot/Citroen         Toyota
NUMMI             Porsche                     Volkswagen
Toyota            Renault/Matra
Volkswagen        Toyota
                  Volkswagen/Audi/SEAT/Skoda
SOUTH AMERICA
DaimlerChrysler   AUSTRALIA
Fiat              Ford
Ford              General Motors/Holden
General Motors    Mitsubishi
PSA               Toyota
Renault
Scania
Toyota
Volkswagen

     During 2000, our aftermarket customers were comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. These customers included such wholesalers and retailers as National Auto Parts Association (NAPA), Monro Muffler Brake and Advance Auto Parts in North America and Temot, Auto Distribution International and KwikFit in Europe. We believe we have a balanced mix of aftermarket customers, with our top 10 aftermarket customers accounting for less than 6.4% of our total net sales from continuing operations for 2000.

     Ford accounted for approximately 12.8%, 13.8% and 13.5% of our net sales from continuing operations in 1998, 1999 and 2000, respectively, General Motors accounted for approximately 8.4%, 10.3% and 16.6% of our net sales from continuing operations in 1998, 1999 and 2000, respectively, and DaimlerChrysler accounted for approximately 13.7%, 13.6% and 11.5% of the our net sales from continuing operations in 1998, 1999 and 2000, respectively. No other customer accounted for more than 10% of our net sales from continuing operations for those years.

COMPETITION

     In North America, Europe and the rest of the world, we operate in highly competitive markets. Customer loyalty is a key element of competition in these markets and is developed through long-standing relationships, customer service, value-added products and timely delivery. Product pricing and services provided are other important competitive factors.

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

EMISSIONS CONTROL SYSTEMS

     Vehicle emissions control products and systems play a critical role in safely conveying noxious exhaust gases away from the passenger compartment, reducing the level of pollutants and engine exhaust noise to an acceptable level. Precise engineering of the exhaust system--from the manifold that connects an engine's exhaust ports to an exhaust pipe, to the catalytic converter that eliminates pollutants from the exhaust, to the muffler -- leads to a pleasant, tuned engine sound, reduced pollutants and optimized engine performance.

     We design, manufacture and distribute a variety products and systems designed to optimize engine performance, acoustic tuning and weight, including the following:

     - Mufflers -- Devices to provide noise elimination and acoustic tuning;

     - Resonators -- Helps the muffler eliminate noise and provide acoustic tuning;

     - Catalytic converters -- Devices used to convert harmful gaseous emissions, such as carbon monoxide, from a vehicle's exhaust system into harmless components such as water vapor and carbon dioxide;

     - Exhaust manifolds -- Components made of sheet metal or tubes that collect gases from individual cylinders of a vehicle's engine and direct them into a single exhaust pipe;

     - Pipes -- Utilized to connect various parts of both the hot and cold ends of an exhaust system;

     - Hydroformed tubing -- Forms into various geometric shapes, such as Y-pipes or T-pipes, which provides optimization in both design and installation as compared to conventional pipes;

     - Electronic noise cancellation products -- Electronically eliminate noise and provide acoustic tuning with extremely low back pressure; and

     - Hangers and isolators -- Used for system installation and noise elimination.

     We entered this product line in 1967 with the acquisition of Walker Manufacturing Company, which was founded in 1888. When the term "Walker" is used in this document, it refers to our subsidiaries and affiliates that produce emissions control products and systems.

     Walker supplies its emissions control offerings to over 15 auto-makers for use on over 100 vehicle models, including four of the top 10 passenger cars produced in North America and Western Europe and five of the top 10 light trucks produced in North America in 2000. With the acquisition of Heinrich Gillet GmbH & Co. in 1994, Walker also became one of Europe's leading OE emissions control systems suppliers.

     In the aftermarket, we manufacture, market and distribute replacement mufflers for virtually all North American, European, and Asian makes of light vehicles under brand names including Quiet-Flow(R), TruFit(R) and Aluminox(TM), in addition to offering a variety of other related products such as pipes and catalytic converters (Walker(R) Perfection(TM)). We also serve the specialty exhaust aftermarket, where our key offerings include Mega-Flow(TM) exhaust products for heavy-duty vehicle applications and DynoMax(TM) high performance exhaust products.

     The following table provides, for each of the years 1998 through 2000, information relating to our sales of emissions control products and systems for certain geographic areas:

                                                                PERCENTAGE OF NET SALES
                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                2000      1999      1998
                                                                ----      ----      ----
UNITED STATES
  Aftermarket...............................................     26%       30%       37%
  OE market.................................................     74        70        63
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
FOREIGN SALES
  Aftermarket...............................................     16%       25%       30%
  OE market.................................................     84        75        70
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
TOTAL SALES BY GEOGRAPHIC AREA(a)
  United States.............................................     41%       40%       41%
  European Union............................................     40        42        44
  Canada....................................................      9         8         7
  Other areas...............................................     10        10         8
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===

---------------
(a) See Note 10 to our consolidated financial statements included under Item 8 for information about our foreign and domestic operations.

RIDE CONTROL SYSTEMS

     Superior ride control is governed by a vehicle's suspension system, including its shock absorbers and struts. Shock absorbers and struts help maintain vertical loads placed on a vehicle's tires to help keep the tires in contact with the road. A vehicle's ability to steer, brake and accelerate depends on the contact between the vehicle's tires and the road. Worn shocks and struts can allow excess weight transfer from side to side, which is called "roll," from front to rear, which is called "pitch," and up and down, which is called "bounce." Variations in tire-to-road contact can affect a vehicle's handling and braking performance and the safe operation of a vehicle. Shock absorbers are designed to control vertical loads placed on tires by providing resistance to vehicle roll, pitch and bounce. Thus, by maintaining the tire to road contact, ride control products are designed to function as safety components of a vehicle, in addition to providing a comfortable ride.

     We design, manufacture and distribute a variety of ride control products and systems. Our ride control offerings include:

     - Shock absorbers -- A broad range of mechanical shock absorbers and related components for light-and heavy-duty vehicles. We supply both twin-tube and monotube shock absorbers to vehicle manufacturers and the aftermarket.

     - Struts -- A complete line of struts and strut assemblies for light vehicles.

     - Vibration control components (Clevite(TM)) -- Generally rubber-to-metal bushings and mountings to reduce vibration between metal parts of a vehicle. Our offerings include a broad range of suspension arms, rods and links for light- and heavy-duty vehicles.

     - Kinetic roll control -- A new suite of roll control systems ranging from simple mechanical systems to complex electronic systems featuring proprietary and patented technology. We have three active development contracts for Kinetic.

     - Advanced suspension systems -- Electronically adjustable shock absorbers and suspension systems that change performance based on vehicle inputs such as steering and braking.

     - Other -- We also offer other ride control products such as load assist products, springs, steering stabilizers, adjustable suspension systems, suspension kits and modular assemblies.

     We supply our ride control offerings to over 25 vehicle-makers for use on around 200 vehicle models, including three of the top 10 passenger car models produced in North America and Western Europe and nine of the top 10 light truck models produced in North America for 2000. We also supply OE ride control products and systems to a range of heavy-duty and specialty vehicle manufacturers including BMW (motorcycles), Caterpillar, International Truck and Engine (Navistar), Freightliner, AM General and E-Z Go Car (golf carts).

     In the aftermarket, we manufacture, market and distribute replacement shock absorbers for virtually all North American, European, and Asian makes of light vehicles under several brand names including Rancho(R) and Reflex(TM), as well as Clevite(TM) for elastomeric vibration control components. We also sell ride control offerings for the heavy duty, off-road and specialty aftermarket, such as our Gas-Magnum(R) shock absorbers for the North American heavy-duty category.

     We entered the ride control product line in 1977 with the acquisition of Monroe Auto Equipment, which was founded in 1916 and introduced the world's first automotive shock absorber in 1926. When the term "Monroe" is used in this document it refers to our affiliates that produce ride control products and systems.

     The following table provides, for each of the years 1998 through 2000, information relating to our sales of ride control equipment for certain geographic areas:

                                                                PERCENTAGE OF NET SALES
                                                                ------------------------
                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                2000      1999      1998
                                                                ----      ----      ----
UNITED STATES
  Aftermarket...............................................     42%       41%       43%
  OE market.................................................     58        59        57
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
FOREIGN SALES
  Aftermarket...............................................     51%       52%       53%
  OE market.................................................     49        48        47
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
TOTAL SALES BY GEOGRAPHIC AREA(A)
  United States.............................................     49%       50%       47%
  European Union............................................     27        27        32
  Canada....................................................      5         4         3
  Other areas...............................................     19        19        18
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===

-------------------------
(a) See Note 10 to our consolidated financial statements included under Item 8 for information about our foreign and domestic operations.

SALES AND MARKETING

     We sell directly to OE manufacturers. To maintain our customer focus, our OE sales and marketing efforts are organized primarily by customer and product type. Our application engineers work closely with OE customers on specific automobile platforms and assist in the design of their ride control and emissions control systems. Our OE sales teams service the OE manufacturers at a regional facility level, with global coordination and support from our headquarters.

     In the aftermarket, we have traditionally maintained a single sales force that is organized primarily by customer and generally handles both ride control and emissions control products. Beginning in the first quarter 2001, our North American aftermarket sales group has been reorganized by brand, with a dedicated team for Monroe(R), Rancho(R) (high-performance ride control), and Walker(R). Our aftermarket teams provide extensive marketing support to aftermarket customers, including trade and consumer marketing, promotions and general advertising. We maintain an aftermarket customer order fill rate of 95%, which reflects the percentage of the average customer order we are able to fill from inventory. We sell our aftermarket products through five primary channels of distribution: (1) the traditional three-step distribution system: full line warehouse distributors, jobbers and installers; (2) the specialty two-step distribution system: specialty warehouse distributors that carry only specified automotive product groups and installers; (3) direct sales to retailers; (4) direct sales to installer chains; and (5) direct sales to car dealers.

MANUFACTURING AND ENGINEERING

     We focus on achieving superior product quality at the lowest operating costs possible and generally use state-of-the-art manufacturing processes to achieve that goal. Our manufacturing strategy centers on a lean production system designed to reduce overall costs -- especially indirect costs -- while maintaining quality standards and reducing manufacturing cycle time. We deploy new technology where it makes sense to differentiate our processes from our competitors' or to achieve balance in one piece flowthrough production lines.

     EMISSIONS CONTROL

     Walker operates 10 manufacturing facilities in the U.S. and 33 manufacturing facilities outside of the U.S. Walker operates four of these facilities through four joint ventures in which it owns a controlling interest and operates four others through four joint ventures in which it owns a non-controlling interest. Walker operates six engineering and technical facilities worldwide and shares two other such facilities with Monroe.

     Walker attempts to locate original equipment manufacturing facilities close to its OE customers to provide products on demand, or "just-in-time" (JIT). Eleven of Walker's plants are JIT facilities.

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

     RIDE CONTROL

     Monroe operates eight manufacturing facilities in the U.S. and 22 manufacturing facilities outside the U.S. Monroe operates five of these facilities through three joint ventures in which it owns a controlling interest. Monroe operates seven engineering and technical facilities worldwide and shares two other such facilities with Walker. Monroe attempts to locate original equipment manufacturing facilities close to customers to provide products on a JIT basis. Four of Monroe's plants are JIT facilities.

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

     Conventional shock absorbers and struts generally compromise either ride comfort or vehicle control. Monroe's innovative grooved-tube, gas-charged shock absorbers and struts provide both ride comfort and vehicle control, resulting in improved handling, less roll, reduced vibration and a wider range of vehicle control. This technology can be found in Monroe's premium quality Sensa-Trac(R) shock absorbers. In late 1997, Monroe further enhanced this technology by adding the SafeTech(TM) fluon banded piston, which improves shock absorber performance and durability. In 1999, Monroe introduced the Monroe Reflex(TM) truck shock absorber which incorporates its Impact Sensor(TM) device. This new technology permits the shock absorber to automatically switch in milliseconds between firm and soft compression damping when the vehicle encounters rough road conditions, thus maintaining better tire-to-road contact and improving handling and safety.

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

     CAPTURE ADDITIONAL OE BUSINESS BY INTEGRATING LEADING TECHNOLOGIES INTO MODULES AND SYSTEMS

     More and more, vehicle manufacturers are outsourcing design, engineering and manufacturing responsibility for automotive components to simplify vehicle assembly, lower costs and reduce vehicle development time. As a result, parts suppliers are increasingly being required to offer integrated modules and systems, rather than individual components. With over 10 years experience as an integrator of modules and systems, we continue to focus on enhancing our technical capabilities and design expertise to provide innovative, integrated solutions for our OE customers.

     "OWN" THE PRODUCT LIFE CYCLE

     Using our global engineering capabilities and our advanced technology position, we are pursuing opportunities to design unique, value-added products for vehicle manufacturers that yield higher margins in the OE market. We expect to take advantage of our OE technology investments by moving these differentiated products into the aftermarket, where they should continue to generate future revenue streams through the entire life of the vehicle. Innovative products such as Sensa-Trac(R) shocks, which provide balance between comfort and control, and Quiet-Flow(TM) mufflers, which reduce back pressure without sacrificing noise control, are examples of where we believe our market balance between OE and aftermarket sales allows us to leverage our cost structure over the entire product life cycle.

     COMMERCIALIZE INNOVATIVE, VALUE-ADDED PRODUCTS

     To differentiate our offerings from those of our competitors, we focus on commercializing innovative, value-added products, both on our own and through strategic alliances, with emphasis on highly engineered systems and complex assemblies and modules. We seek to continually identify and target new, fast-growing niche markets and commercialize our new technologies for these, as well as our existing, markets.

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

     LEVERAGE AFTERMARKET BRAND NAMES

     We manufacture and market leading brand name products. Monroe(R) ride control products and Walker(R) emissions control products, which have been offered to consumers for over 50 years, are two of the most recognized brand name products in the automotive parts industry. We continue to emphasize product value differentiation with these brands and our other primary brands, including:

     - the Monroe Reflex(TM) truck shock absorber which features an Impact Sensor(TM) device to maintain better tire-to-road contact and improve handling and safety under rough road conditions;

     - the Monroe Sensa-Trac(R) line of shock absorbers, that has been enhanced by the SafeTech(TM) system technology which incorporates a fluon banded piston to improve performance and durability;

     - Walker's Quiet-Flow(R) muffler, which features an open flow design that increases exhaust flow, improves sound quality and significantly reduces exhaust back pressure when compared to other replacement mufflers;

     - Rancho(R) ride control products for the high-performance light truck market;

     - DynoMax(TM) high-performance emissions control systems;

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

     EXPAND VEHICLE CONTENT

     With increasingly stricter emissions regulations forecasted, we believe that available emissions control content per light vehicle for all parts suppliers we will rise over the next several years as a result of the introduction of multiple catalytic converters per vehicle and heat exchangers. Further, we believe that consumers' greater emphasis on automotive safety could also allow available ride control content per light vehicle for all parts suppliers to rise over the next several years for luxury and performance vehicles featuring state-of-the-art ride control technologies, and that modular ride control assemblies also represent an opportunity to increase vehicle content. We plan to take advantage of these trends by leveraging our existing position on many top-selling vehicle platforms and by continuing to enhance our modular/systems capabilities.

     DIVERSIFY END MARKETS

     One of our goals is to apply our existing design, marketing and manufacturing capabilities to produce products for a variety of adjacent markets. We believe that these capabilities could be used for heavy-duty vehicle and industrial applications, various recreational vehicles, scooters and bicycles. We expect that expanding into markets other than automotive parts will allow us to capitalize on our advanced technical and manufacturing infrastructure to achieve growth in higher-margin businesses.

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

     Beginning in the fourth quarter of 1998, we have undertaken a series of steps designed to reduce administrative and operational overhead costs and improve cost management as follows:

     - In the fourth quarter of 1998, we began an operational and administrative restructuring which resulted in the closing of two plant locations and five distribution centers, and the elimination of a total of approximately 752 positions. This restructuring was completed in mid-2000.

     - In December 1999, we implemented a supplemental restructuring plan which involved: the closure in Europe of a ride control manufacturing facility and an exhaust just-in-time plant and the closure or downsizing of four aftermarket distribution centers; the closure in North America of an exhaust manufacturing facility; and the elimination of a total of approximately 780 positions worldwide. We expect to complete these restructuring activities by the middle of 2001.

     - In October 2000, we put in place an additional restructuring plan which called for the consolidation of our North American aftermarket exhaust production at one plant and the scrapping of certain North American aftermarket inventories. This restructuring also involved the immediate elimination of 285 salaried positions in North America as part of a total salaried workforce reduction of 700 positions worldwide. We plan to complete this restructuring by the end of 2001.

     - In December 2000, we realigned our North American original equipment business around its two major product areas -- ride control and emissions control -- and consolidated our program management resources to original equipment manufacturers under a single global team. We also realigned our Japanese original equipment business operations by integrating its former international vehicle and emerging market units into a new international group.

     - In January 2001, we undertook a separate initiative to eliminate an additional 405 salaried positions worldwide, 215 of which were taken immediately. This cost-reduction plan is expected to be fully completed by the end of the first quarter of 2002.

     For additional information concerning our restructuring efforts, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries included under Item 8.

     We have also adopted Business Operating System (BOS) as a disciplined system to promote and manage continuous improvement. BOS focuses on the assembly and analysis of data for quick and effective problem resolution to create more efficient and profitable operations. We are also implementing

Six Sigma(TM), a methodology and approach designed to minimize product defects and improve operational efficiencies.

     In late 1999, we engaged Stern Stewart & Co. to assist us in implementing Economic Value Added, a financial tool that more effectively measures how well we employ our capital resources. We are linking the successful application of this management discipline to our incentive compensation program.

     TAKE ADVANTAGE OF OPPORTUNITIES OFFERED BY THE INTERNET

     As part of our overall effort to reduce costs, increase efficiencies and improve customer service, we are seeking to take advantage of the opportunities offered by the Internet.

     Our initiatives in this area include:

     - In January 2000 we launched our TAsupplier.com website which provides our North American vendors with on-line access to our supplier and quality manuals. Multi-language versions of our supplier manuals were put on-line for our European and South American vendors in July 2000. In 2000, we also upgraded our South American website to allow our vendors to view forecasts, shipment releases and report cards online.

     - In May 2000, we entered into an agreement with i2 Technologies, Inc. to assist in further developing our overall e-business strategy and evaluating specific opportunities for additional Internet transactions with customers and suppliers.

     - In May 2000, we launched one of the industry's first on-line aftermarket customer order management systems -- www.ta-direct.com -- that allows customers to place and track orders 24 hours a day. The new site streamlines purchasing by providing immediate order placement, pricing, stock and order status, and shipment tracking.

     - In September 2000, we acquired a minority interest in TecCom GmbH, a German e-commerce company founded by a consortium of 20 automotive parts suppliers. TecCom was formed to provide an on-line aftermarket customer order management system for the European market. We expect to enter into a services agreement with TecCom by the end of the first half of 2001 pursuant to which TecCom will make its system available to the Company.

     EXECUTE FOCUSED TRANSACTIONS

     In the past, we have been successful in identifying and capitalizing on strategic acquisitions and alliances to achieve growth. Through these acquisitions and alliances, we have: (1) expanded our product portfolio; (2) realized incremental business with existing customers; (3) gained access to new customers; and (4) achieved leadership positions within new geographic markets.

     Where appropriate, we intend to continue to pursue strategic alliances and transactions that complement our existing technology and systems development efforts and/or enhance our global presence. This focused strategy should assist us in aligning with strong local partners to penetrate international markets and with companies that have proven proprietary technology and recognized research capabilities necessary to help develop further leadership in systems integration.

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

     EMISSIONS CONTROL

     - In 1996, we established a joint venture in Dalian, China to supply emissions control systems to the Northern Chinese automotive market, expanded our North American heavy-duty truck aftermarket business through the acquisition of Stemco Inc. and acquired Minuzzi, the second largest manufacturer of exhaust products in Argentina.

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

     - In 2000, we entered into a strategic alliance agreement with Futaba Industrial Co., Ltd., a leading Japanese emissions control manufacturer. The purpose of the alliance is to pursue opportunities to design, manufacture and market emission control products and systems for automotive OE manufacturers -- Japan-based or North American or European-based customers in Japan -- whose global platforms require Japan-based engineering and/or manufacturing support. The goal of the alliance is to bring together our global manufacturing footprint and customer relationships with Futaba's expertise with Japanese OEs. In connection with the alliance, the two companies also formed a joint venture to develop and produce emission control components and stamped products at our former manufacturing facility in Burnley, England.

     - In February 2001, we entered into an agreement to form a joint venture with Yarnapund Ltd., a Thai emissions control system manufacturer, to produce emissions control systems for the Isuzu I-190 vehicle platform to be assembled in Thailand by Isuzu Motors Co. (Thailand) Ltd. We expect that the joint venture will be formed prior to the end of the first half of 2001.

     RIDE CONTROL

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

     - In 1997, we entered into a joint venture which resulted in our acquisition of majority ownership of Armstrong, a leading South African manufacturer of ride control products. In 2000, we increased our ownership interest in this joint venture to 74.9%.

     - In early 1999, we completed the acquisition of Kinetic Ltd., an Australian suspension engineering company with advanced roll control technology.

     - In June 2000, we signed a memorandum of understanding with Tokico Ltd. regarding a strategic alliance through which the companies would jointly evaluate, bid on and obtain awards for OE supply of certain ride control products for use on "global" platforms requiring significant Japan-based engineering and/or manufacturing. Tokico is a leading Japanese ride control supplier, and the goal of the alliance is to bring together our global manufacturing footprint and customer relationships with Tokico's expertise with Japanese OEs. We expect a formal alliance agreement to be finalized in the first half of 2001.

OTHER

     As of March 1, 2001, we had approximately 23,037 employees, approximately 56% of which were covered by collective bargaining agreements and approximately 34% of which are governed by European works councils. Twenty-two of our existing labor agreements, covering a total of 5,947 employees, are scheduled for renegotiation in 2001. We regard our employee relations as generally satisfactory.

     The principal raw material utilized by us is steel. We obtain steel from a number of sources pursuant to various contractual and other arrangements. We believe that an adequate supply of steel can presently be obtained from a number of different domestic and foreign suppliers.

     We hold a number of domestic and foreign patents and trademarks relating to our products and businesses. We manufacture and distribute our products primarily under the Walker(R) and Monroe(R) brand names, which are well-recognized in the marketplace and are registered trademarks. The patents, trademarks and other intellectual property owned by or licensed to us are important in the manufacturing, marketing and distribution of our products.

                             ENVIRONMENTAL MATTERS

     We estimate that we and our subsidiaries will make capital expenditures for environmental matters of approximately $6 million in 2001 and approximately $3 million in 2002.

     For additional information regarding environmental matters, see Item 3, "Legal Proceedings," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 11 to the Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries included under Item 8.

ITEM 2. PROPERTIES.

     We lease our principal executive offices, which are located at 500 North Field Drive, Lake Forest, Illinois, 60045.

     Walker operates 10 manufacturing facilities in the U.S. and 33 manufacturing facilities outside of the U.S. Walker operates six engineering and technical facilities worldwide and shares two other such facilities with Monroe.

     Monroe operates eight manufacturing facilities in the U.S. and 22 manufacturing facilities outside the U.S. Monroe operates seven engineering and technical facilities worldwide and shares two other such facilities with Walker.

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

     We own approximately one half of the properties described above and lease the other half. We hold 9 of the above-described manufacturing facilities through seven joint ventures in which we own a controlling interest and hold four others through four joint ventures in which we own a non-controlling interest. We also have distribution facilities at our manufacturing sites and at a few offsite locations, substantially all of which we lease.

     We believe our commitment to sound management practices and policies is demonstrated by our successful participation in the International Standards Organization/Quality Systems certification process (ISO/QS). ISO/QS certifications are yearly audits that certify that a company's facilities meet stringent quality and business systems requirements. Without either ISO or QS certification, we would not be able to supply OE manufacturers locally or globally. Of those 79 manufacturing facilities where we have determined that ISO 9000 certification is required or would provide us with an advantage in securing additional business, 94% have achieved ISO 9000 certification and we are pursuing certification of the remaining six percent. Of those 74 manufacturing facilities where we have determined that QS certification is required to service our customers or would provide us with an advantage in securing additional business, 89% have achieved QS-9000 certification, and we are pursuing certification of the remaining 11%.

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

ITEM 3. LEGAL PROCEEDINGS.

     At December 31, 2000, we had been designated as a potentially responsible party in four Superfund sites. We estimate our share of the remediation costs for these sites to be approximately $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities and we estimate our share of remediation costs at these facilities to be approximately $16 million. For both the Superfund sites and our current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. In determining our estimated liability we have considered, where appropriate, our understanding of the financial strength of other potentially responsible parties.

     As previously disclosed, we undertook a third-party evaluation of estimated environmental remediation costs at one of our facilities in 2000. The evaluation was initiated as a result of testing that indicated the potential underground migration of some contaminants beyond our facility property. In the fourth quarter 2000, we completed the evaluation of on-site contamination and recorded a charge of $3 million in the fourth quarter of 2000 to increase our reserves for environmental remediation activities, which is reflected in our estimation of remediation costs described above. We are in the process of completing and analyzing the results of our evaluation of off-site contaminant migration from that facility and as a result we expect to increase our reserve for this facility in an amount that we estimate will be in the range of $4 million to $6 million in the first quarter 2001. The reserves required could be material to our income statement in the period when we are required to adjust them. However, we believe that these potential costs as well as the costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our consolidated financial position. For additional information concerning environmental matters, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the caption "Environmental Matters" under Note 11 to the Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries, included as Item 8.

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

     No matters were submitted to the vote of security holders during the fourth quarter of 2000.

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following provides information concerning the persons who serve as our executive officers as of March 1, 2001. Each of these individuals, other than Richard Sloan, Kenneth Trammell, Hari Nair, John Kitts and Neal Yanos, were named as executive officers of our company effective November 4, 1999, the day of the 1999 Spin-off, at which time our then-existing executive officers resigned. Messrs. Sloan and Trammell were made executive officers in December 1999. Messrs. Kitts and Yanos became executive officers in December 2000 and Mr. Nair was made an executive officer in January 2001. Prior to becoming our executive officers, many of these individuals had served in our automotive operations. Accordingly, for periods prior to November 4, 1999, references to service to "us" or "our company" reflect services to Tenneco's automotive operations.

                    NAME (AND AGE AT
                   DECEMBER 31, 2000)                                     OFFICES HELD
                   ------------------                     --------------------------------------------
Mark P. Frissora (45)...................................  Director
                                                          Chairman, President and Chief Executive
                                                          Officer
Richard J. Sloan (62)...................................  Executive Vice President and Managing
                                                          Director -- Europe
Mark A. McCollum (41)...................................  Senior Vice President and Chief Financial
                                                          Officer
Richard P. Schneider (53)...............................  Senior Vice President -- Global
                                                          Administration
Timothy R. Donovan (45).................................  Senior Vice President and General Counsel
Timothy E. Jackson (44).................................  Senior Vice President -- Global Technology
David G. Gabriel (42)...................................  Senior Vice President and General Manager --
                                                          North American Aftermarket
Hari N. Nair (40).......................................  Senior Vice President and Managing
                                                          Director -- International
John Kitts (36).........................................  Vice President and General Manager -- North
                                                          American Original Equipment Emissions
                                                          Control
Neal Yanos (38).........................................  Vice President and General Manager -- North
                                                          American Original Equipment Ride Control
Kenneth R. Trammell (40)................................  Vice President and Controller

     MARK P. FRISSORA -- Mr. Frissora became our Chief Executive Officer in connection with the 1999 Spin-off and has been serving as President of the automotive operations since April 1999. In March 2000, he was also named our Chairman. From 1996 to April 1999, he held various positions within our automotive operations, including Senior Vice President and General Manager of the worldwide original equipment business. Mr. Frissora joined our company in 1996 from AeroquipVickers Corporation, where he served since 1991 as a Vice President. Previously, he spent 15 years with General Electric (10 years) and Philips Lighting Company in management roles focusing on product development and marketing. He is a member of The Business Roundtable and the World Economic Forum's Automotive Board of Governors.

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

     TIMOTHY E. JACKSON -- Mr. Jackson joined us as Senior Vice President and General Manager -- North American Original Equipment and Worldwide Program Management in June 1999. He served in this position until August 2000, at which time he was named Senior Vice President Global Technology. Mr. Jackson joined us from ITT Industries where he was President of that company's Fluid Handling Systems Division. With over 20 years of management experience, 14 within the automotive industry, he was also Chief Executive Officer for HiSAN, a joint venture between ITT Industries and Sanoh Industrial Company. Mr. Jackson has also served in senior management positions at BF Goodrich Aerospace and General Motors Corporation.

     DAVID G. GABRIEL -- Mr. Gabriel was named our Senior Vice President and General Manager -- North American Aftermarket in August 1999. From March to August 1999, Mr. Gabriel was the Vice President of Operations for our North American aftermarket business. From March 1997 to March 1999, he served as Vice President of Manufacturing for our North American aftermarket business. From February 1995 to March 1997, he served as Executive Director of Supplier Development for Tenneco Business Services. Before joining Tenneco Business Services in February 1995, Mr. Gabriel spent 15 years in various operating positions of increasing responsibility with the Pepsi Cola Company and Johnson & Johnson.

     HARI N. NAIR -- Mr. Nair was named our Senior Vice President and Managing Director -- International in January 2001. From 1992 to January 2001, he served in various capacities with the Company, including most recently as Vice President and Managing Director -- South America and Asia. From 1989 to 1992 he was employed by Case Corporation (at that time a Tenneco Inc. subsidiary) in its International Business Unit. He began his career with Tenneco Inc. in 1987 as manager of business planning, focusing on the company's early international expansion projects. Before joining our company, Mr. Nair was a senior financial analyst with General Motors and a plant manager with Illinois American Water Company.

     JOHN KITTS -- Mr. Kitts became our Vice President and General
Manager -- North American Original Equipment Emission Control in December 2000. He joined our Walker exhaust operations in 1987 and has held a variety of positions in marketing, product training, and sales and engineering management with our company, including most recently Vice President, responsible for our North American original equipment Daimler Chrysler business unit.

     NEAL YANOS -- Mr. Yanos was named our Vice President and General
Manager -- North American Original Equipment Ride Control in December 2000. He joined our Monroe ride control division as a process engineer in 1988 and since that time has served in a broad range of assignments including product engineering, strategic planning, business development, finance, program management and marketing, including most recently Director of our North American original equipment GM/VW business unit. Before joining our company, Mr. Yanos was employed in various engineering positions by Sheller Globe Inc. (now part of United Technologies) from 1985 to 1988.

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

                                                                SALE PRICES
                                                              ----------------         DIVIDENDS
QUARTER                                                       HIGH         LOW           PAID
-------                                                       ----         ---         ---------
2000
  1st.......................................................  $11 1/2        7           $.05
  2nd.......................................................    9 1/2        5 1/4        .05
  3rd.......................................................    7 5/8        4 13/16      .05
  4th.......................................................    5 5/16       2 1/2        .05
1999
  1st.......................................................  $37 1/4      $27 1/2       $.30
  2nd.......................................................   31 3/8       22 11/16      .30
  3rd.......................................................   25 1/8       15 5/16       .30
  4th (through 11/4)........................................   17 9/16      13 13/16       --
  4th (after 11/4)..........................................    9 1/8        7             --

     As of March 1, 2001, there were approximately 44,680 holders of record of our common stock, including brokers and other nominees.

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

     We are highly leveraged and restricted with respect to the payment of dividends under the terms of our financing arrangements. On January 10, 2001, we announced that our Board of Directors eliminated the regular quarterly dividend on the Company's common stock. The Board took this action in response to then-current industry conditions, primarily greater than anticipated production volume reductions by original equipment manufacturers in North America and continued softness in the global aftermarket. For additional information concerning our payment of dividends, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL DATA.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                    YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
                                                2000(A)       1999(A)       1998(A)         1997          1996
                                                -------       -------       -------         ----          ----
                                                         (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENTS OF INCOME DATA(B):
  Net sales and operating revenues from
    continuing operations --
    North America..........................    $    1,977    $    1,768    $    1,688    $    1,726    $    1,550
    Europe.................................         1,292         1,273         1,278         1,204         1,201
    Other..................................           348           297           316           351           279
    Intergroup sales.......................           (68)          (59)          (45)          (55)          (50)
                                               ----------    ----------    ----------    ----------    ----------
                                               $    3,549    $    3,279    $    3,237    $    3,226    $    2,980
                                               ==========    ==========    ==========    ==========    ==========
  Income from continuing operations before
    interest expense, income taxes, and
    minority interest --
    North America..........................    $       68    $      166    $       58    $      216    $      128
    Europe.................................            40            44           155           153            94
    Other..................................            12           (62)           14            26            20
                                               ----------    ----------    ----------    ----------    ----------
         Total.............................           120           148           227           395           242
  Interest expense (net of interest
    capitalized)(c)........................           186           106            69            58            60
  Income tax expense.......................           (27)           82            13            80            79
  Minority interest........................             2            23            29            23            21
                                               ----------    ----------    ----------    ----------    ----------
  Income (loss) from continuing
    operations.............................           (41)          (63)          116           234            82
  Income (loss) from discontinued
    operations, net of income tax(d).......            --          (208)          139           127           564
  Extraordinary loss, net of income
    tax(e).................................            (1)          (18)           --            --          (236)
  Cumulative effect of changes in
    accounting principles, net of income
    tax(f).................................            --          (134)           --           (46)           --
                                               ----------    ----------    ----------    ----------    ----------
  Net income (loss)........................           (42)         (423)          255           315           410
  Preferred stock dividends................            --            --            --            --            12
                                               ----------    ----------    ----------    ----------    ----------
  Net income (loss) to common stock........    $      (42)   $     (423)   $      255    $      315    $      398
                                               ==========    ==========    ==========    ==========    ==========
  Average number of shares of common stock
    outstanding
    Basic..................................    34,735,766    33,480,686    33,701,115    34,052,946    33,921,875
    Diluted................................    34,906,825    33,656,063    33,766,906    34,160,327    34,105,223
  Earnings (loss) per average share of
    common stock --
    Basic:
      Continuing operations................    $    (1.18)   $    (1.87)         3.45          6.87          2.45
      Discontinued operations(d)...........            --         (6.23)         4.13          3.73         16.27
      Extraordinary loss(e)................          (.02)         (.55)           --            --         (6.96)
      Cumulative effect of changes in
         accounting principles(f)..........            --         (3.99)           --         (1.35)           --
                                               ----------    ----------    ----------    ----------    ----------
                                               $    (1.20)   $   (12.64)   $     7.58    $     9.25    $    11.76
                                               ==========    ==========    ==========    ==========    ==========
    Diluted:
      Continuing operations................    $    (1.18)   $    (1.87)         3.44          6.85          2.43
      Discontinued operations(d)...........            --         (6.23)         4.12          3.72         16.18
      Extraordinary loss(e)................          (.02)         (.55)           --            --         (6.96)
      Cumulative effect of changes in
         accounting principles(f)..........            --         (3.99)           --         (1.35)           --
                                               ----------    ----------    ----------    ----------    ----------
                                               $    (1.20)   $   (12.64)   $     7.56    $     9.22    $    11.65
                                               ==========    ==========    ==========    ==========    ==========
  Cash dividends per common share..........    $      .20    $     4.50    $     6.00    $     6.00    $     9.00

                                                                    YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
                                                2000(A)       1999(A)       1998(A)         1997          1996
                                                -------       -------       -------         ----          ----
                                                      (MILLIONS EXCEPT SHARE, PER SHARE AND RATIO AMOUNTS)
BALANCE SHEET DATA(B):
  Net assets of discontinued
    operations(d)..........................    $       --    $       --    $    1,739    $    1,771    $    1,883
  Total assets.............................         2,886         2,943         4,759         4,682         4,653
  Short-term debt(c).......................            92            56           304            75            74
  Long-term debt(c)........................         1,435         1,578           671           713           639
  Debt allocated to discontinued
    operations(c)..........................            --            --         2,456         2,123         1,590
  Minority interest........................            14            16           407           408           304
  Shareholders' equity.....................           330           422         2,504         2,528         2,646
STATEMENT OF CASH FLOWS DATA(B):
  Net cash provided (used) by operating
    activities.............................    $      234    $     (254)   $      532    $      519    $      253
  Net cash (used) by investing
    activities.............................          (157)       (1,188)         (754)         (887)         (685)
  Net cash provided (used) by financing
    activities.............................          (123)        1,495           216           354           147
  Capital expenditures for continuing
    operations.............................           146           154           195           221           188
OTHER DATA:
  EBITDA(g)................................    $      271    $      292    $      377    $      505    $      336
  Ratio of earnings to fixed charges(h)....            .6           1.0           2.2           4.8           2.3

-------------------------

NOTE: Our financial statements which are discussed in the following notes are included in this Form 10-K. They cover the three years ended December 31, 2000.

(a) For a discussion of the significant items affecting comparability of the financial information for the years ended 2000, 1999 and 1998, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(b) During the periods presented, we completed numerous acquisitions. The most significant acquisition was our acquisition of Clevite for $328 million in July 1996. You should also read "Item 1. Business" included elsewhere in this Annual Report on Form 10-K.

(c) Debt amounts for 1998, 1997 and 1996, and for 1999 through November 4, 1999, are net of allocations of corporate debt to the net assets of our discontinued specialty packaging and paperboard packaging segments. Interest expense for periods presented is net of interest expense allocated to income from discontinued operations. These allocations of debt and related interest expense are based on the ratio of our investment in the specialty packaging and paperboard packaging, energy, and shipbuilding segments' respective net assets to our consolidated net assets plus debt. You should also read Notes to the Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries for more information.

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

(f) In 1999, we implemented the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." In addition, effective January 1, 1999, we changed our method of accounting for customer acquisition costs from a deferred method to an expense-as-incurred method. In 1997, we implemented the Financial Accounting Standards Board's Emerging Issues Task Force Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation." You should also read Notes to the Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries for additional information.

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

     As you read the following review of our financial condition and results of operations, you should also read our financial statements and related notes beginning on page 49.

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

     As a result of this series of transactions, our former specialty and paperboard packaging operating segments are presented as discontinued operations in the accompanying financial statements. You should read Note 3 to the financial statements for more information about our discontinued operations.

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

YEARS 2000 AND 1999

  OPERATING UNITS RESULTS

     Net Sales and Operating Revenues

                                                             2000     1999    % CHANGE
                                                            ------   ------   --------
                                                              (MILLIONS)
North America.............................................  $1,967   $1,760      12%
Europe....................................................   1,247    1,235       1
Rest of World.............................................     335      284      18
                                                            ------   ------
                                                            $3,549   $3,279       8
                                                            ======   ======

     The increase in revenues from our North American operations is primarily due to the strong North American original equipment manufacturers' build rates and the change we made in the first quarter of 2000 with respect to how we record "pass through" catalytic converter sales.

     In the first quarter of 2000 we changed how we record "pass through" sales of some catalytic converter components. "Pass through" sales occur when we purchase these components from suppliers, use the components in our manufacturing process and sell the components to our customers as part of the completed catalytic converter. In the past, we recorded "pass through" sales as a reduction of cost of sales. We now record them as part of net sales. Relationships with customers have begun to change where we now take title to these components in the manufacturing process. Additionally, we believe that our competitors in the automotive parts industry already follow this practice so this change is consistent with industry practice and will permit improved comparability with these companies. As a result of the change, our North American sales increased $206 million for the year ended December 31, 2000, with no impact on our earnings before interest and taxes. Had these components been recorded on a comparable basis in the year ended December 31, 1999, reported net sales would have been $140 million higher in that period.

     Excluding this change, revenues from our North American operations were essentially unchanged for the year ended December 31, 2000, compared to the same period in 1999. Revenues from our North American original equipment business increased 1 percent before the "pass through" sales adjustment. This increase is due primarily to strong original equipment manufacturer production levels. Specifically, exhaust unit volume sales to original equipment manufacturers increased $25 million. The increase in North American exhaust revenues was partially offset by a decline of $10 million in ride control unit volume sales to original equipment manufacturers, as well as the build-out of customer platforms and an increasing decline in heavy duty elastomer sales. Revenues from our North American aftermarket business declined 3 percent in the year ended December 31, 2000, compared to the same period in 1999. Exhaust sales to aftermarket customers decreased $19 million due primarily to the ongoing impact of declining replacement rates in the industry. Ride control sales to aftermarket customers increased $6 million primarily as a result of the introduction of our new premium Monroe Reflex(TM )shock, which we began selling in November 1999, and the repositioning of our Sensa-Trac(R) branded products to the retail market. The ride control increase was partially offset by general aftermarket weakness.

     European revenues increased $12 million for the year ended December 31, 2000, compared to the same period in 1999. A decrease in the value of European currencies relative to the U.S. dollar reduced sales by $131 million. If foreign exchange rates had been the same during 2000 as they were in 1999, then our European revenues would have increased 12 percent. This increase is primarily due to higher sales to original equipment manufacturers. Specifically, before the change in currency exchange rates, original equipment exhaust and ride control sales increased $158 million and $20 million, respectively. Excluding the currency impact, unit sales from our European aftermarket ride control operations decreased by $14 million and unit sales from our European aftermarket exhaust operations decreased by $27 million in the year ended December 31, 2000 from the same period in 1999.

     Revenues from our operations in the rest of the world increased 18 percent in the year ended December 31, 2000, compared to the same period in the prior year. Excluding the impact of currency fluctuations, revenues from our South American operations increased $40 million in 2000 over 1999.

Revenues from new and existing original equipment exhaust programs and stronger aftermarket ride control operations contributed most of the increase in South American revenues. Revenues from our Asian operations increased $21 million from the year ended December 31, 1999 to the same period in 2000. This increase was primarily due to higher unit sales to original equipment manufacturers in the region. Revenues from Australian operations decreased $8 million in the year ended December 31, 2000 in comparison to the same period in the prior year. If currency exchange rates between the Australian dollar and U.S. dollar been the same during the year ended December 31, 2000 as in the same period in 1999, revenues from our Australian operations would have increased by $8 million.

     Income Before Interest Expense, Income Taxes, and Minority Interest
("EBIT")

     We reported EBIT of $120 million in 2000 compared to $148 million in 1999. Each year included costs and charges that have an effect on comparability of the results and are presented in the tables below. As shown below, these costs and charges consist of stand-alone costs, restructuring and other charges, one-time non-operational items, spin-off transaction costs and previously unallocated Tenneco Inc. expenses. Restructuring and other charges, spin-off transaction costs and previously unallocated Tenneco Inc. expenses are discussed in the sections following discussion of our automotive results.

     Stand-alone costs were $45 million in 2000 compared to $9 million in 1999. These costs include the addition of functions necessary for Tenneco Automotive to operate as an independent public company as well as administrative costs for information technology, payroll and accounts payable services. For 2000, approximately $30 million relates to information technology services received under a contract with Pactiv entered into in connection with the spin-off. The contract extends for 24 months from date of the spin-off. The remaining amount relates to payroll and accounts payable functions provided by a third party under a contract that extends for 36 months from the date of the spin-off and public company functions we added following the spin-off. Before the November, 1999 spin-off, the costs of these services were incurred by Tenneco Inc. but were not fully allocated to its operating segments. The increase in stand-alone costs is due to 1999 results including only two months of those costs compared to 12 months in 2000. While these stand-alone expenses will be ongoing, we have separated the stand-alone expenses reflected in each of our segment's 2000 reported results to provide enhanced comparability with the reported results for each of these segments for 1999.

                                                                     YEAR ENDED DECEMBER 31, 2000
                                                          --------------------------------------------------
                                                                       STAND                       OPERATING
                                                          REPORTED     ALONE      RESTRUCTURING      UNITS
                                                          RESULTS     EXPENSES      AND OTHER       RESULTS
                                                          --------    --------    -------------    ---------
                                                                              (MILLIONS)
North America.........................................      $ 68        $30            $44           $142
Europe................................................        40         12             13             65
Rest of World.........................................        16          3              4             23
Other.................................................        (4)        --             --             (4)
                                                            ----        ---            ---           ----
                                                            $120        $45            $61           $226
                                                            ====        ===            ===           ====

     In the preceding table, Other for 2000 includes a $13 million pre-tax charge for a stock option buy-back program and a $9 million reversal of a reserve for transaction costs related to the November 1999 spin-off of Pactiv. The combination of these two one-time, non-operational items reduced our EBIT by $4 million for the year ended December 31, 2000. Restructuring and other represents the $46 million restructuring charge and $15 million in other charges that occurred during the fourth quarter of 2000. For a detailed description of these charges see the "Restructuring and Other Charges" discussion below.

                                                                     YEAR ENDED DECEMBER 31, 1999
                                                          --------------------------------------------------
                                                                       STAND                       OPERATING
                                                          REPORTED     ALONE      RESTRUCTURING      UNITS
                                                          RESULTS     EXPENSES      AND OTHER       RESULTS
                                                          --------    --------    -------------    ---------
                                                                              (MILLIONS)
North America.........................................      $166        $--           $ 15           $181
Europe................................................        44         --             38             82
Rest of World.........................................         9         --              3             12
Other.................................................       (71)        13             58             --
                                                            ----        ---           ----           ----
                                                            $148        $13           $114           $275
                                                            ====        ===           ====           ====

     Stand alone expenses includes $4 million of previously unallocated Tenneco Inc. expenses. Restructuring and other includes a $55 million restructuring charge and $59 million of spin-off transaction expenses. For a detailed description of these charges, refer to the discussion of our operating results under "-- Years 1999 and 1998 Results for Continuing Operations".

     The following shows the amount and percentage change in operating units results before the restructuring and other charges and stand-alone expenses shown in the prior tables.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                ------------
                                                                2000    1999    % CHANGE
                                                                ----    ----    --------
                                                                 (MILLIONS)
North America...............................................    $142    $181      (22)%
Europe......................................................      65      82      (21)%
Rest of World...............................................      23      12       92%
Other.......................................................      (4)     --       NM
                                                                ----    ----
                                                                $226    $275      (18)%
                                                                ====    ====

     Our North American segment incurred $30 million in stand-alone expenses in the year ended December 31, 2000. Before considering these stand-alone expenses and restructuring and other charges, our North American EBIT decreased by 22 percent to $142 million in 2000, compared to the prior year. Higher unit volume sales to North American original equipment manufacturers on new and existing platforms improved EBIT by $2 million. The heavy duty elastomer market experienced declines that decreased EBIT by $5 million. We recorded higher aftermarket ride control unit sales in the first half of 2000 compared to the first half of 1999, which improved EBIT by $14 million, due primarily to the launch of our new premium Monroe Reflex(TM) product. However, we experienced a decline in aftermarket ride control volumes during the second half of the year, which decreased EBIT by $4 million. Cost savings from prior restructuring initiatives and other cost reduction actions improved EBIT at our aftermarket operations by $28 million. These increases were offset by lower pricing and volumes in our aftermarket exhaust product lines and the repositioning of our Sensa-Trac(R) branded products in the retail market, combined, which reduced EBIT by $29 million. We also incurred $14 million of higher customer acquisition and promotional expenses associated with the repositioning of our aftermarket ride control product lines. An unfavorable product mix change in our original equipment customer base reduced EBIT by $7 million. In the first half of 2000, we also recorded costs of $9 million associated with the closing of our Culver, Indiana, OE exhaust plant. Our North American original equipment operations incurred $4 million in higher selling, general and administrative expenses in the year ended December 31, 2000, including engineering expenses for advanced suspension technologies. This was partially offset by savings of $2 million generated from our fourth quarter 2000 restructuring program. Higher manufacturing and depreciation expenses in our original equipment operations contributed the majority of the remaining decrease in North American EBIT.

     Our European segment incurred $12 million in stand-alone expenses in the year ended December 31, 2000. Before considering these stand-alone expenses and restructuring and other charges, our European EBIT decreased 21 percent to $65 million in 2000. The impact of higher unit volume sales to European original equipment manufacturers, which improved EBIT by $21 million during 2000, was partially offset by the negative impact of a change in platform mix, which reduced EBIT by $7 million during that period. Lower aftermarket unit sales of both exhaust and ride control products decreased EBIT by $23 million during 2000. Currency weakness in Europe decreased EBIT by $7 million during 2000. Environmental costs associated with anticipated remediation efforts decreased EBIT by $4 million in 2000.

     Our operations in the rest of the world incurred $3 million in stand-alone expenses in the second quarter of 2000. Before considering these stand-alone expenses and restructuring and other changes, EBIT from our operations in South America, Australia and Asia improved in 2000 to $23 million compared to $12 million in the same period of 1999. The weakening of the Australian dollar compared to the U.S. dollar during 2000 reduced EBIT by $4 million. Higher unit sales in Asia combined with cost reduction actions throughout South America, Asia and Australia offset this to drive the EBIT improvement. The impact of currency fluctuations in Asia and South America on the translation of financial results did not contribute materially to the EBIT difference between the year ended December 31, 2000, and the same period in 1999.

     EBIT as a Percentage of Revenue

     The following table shows EBIT as a percentage of revenue by segment. This percentage is based on "operating unit" EBIT (which as described above is our reported EBIT excluding the effects of the stand-alone expenses and restructuring and other charges).

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                   ---------------
                                                                   2000       1999
                                                                   ----       ----
North America...............................................         7%        10%
Europe......................................................         5%         7%
Rest of World...............................................         7%         4%
          Total Tenneco Automotive..........................         6%         8%

     In North America, EBIT as a percentage of revenue decreased by 3 percent. Excluding the $206 million increase in revenues associated with the change in revenue recognition of pass-through catalytic converter sales, EBIT as a percentage of revenue would have been 8 percent for 2000. The decrease in EBIT margin from 1999 to 2000 was due primarily to a mix shift from higher margin OE product sales to lower margin OE product sales, the one-time costs associated with the closing of our Culver, Indiana exhaust plant and product repricings in both our ride control and exhaust aftermarkets. In Europe, EBIT as a percentage of revenue decreased by 2 percent from 1999 to 2000 primarily due to lower aftermarket sales and unfavorable mix changes in both our original equipment and aftermarket businesses. The increase in EBIT margin from our operations in the rest of the world was due primarily to the impact of foreign currency transaction losses experienced by our Brazilian operations during 1999 and our continued efforts to lower selling, general and administrative expenses in our South American and Asian operations.

     Restructuring and Other Charges

     In the fourth quarter of 2000, our Board of Directors approved a restructuring plan to reduce administrative and operational overhead costs. We recorded a pre-tax charge to income from continuing operations of $46 million, $32 million after tax, or $.92 per diluted share. The charge is comprised of $24 million of severance and related costs for salaried employment reductions worldwide and $22 million for the reduction of manufacturing and distribution capacity in response to long-term market trends. The manufacturing locations involved are located in Europe, North America and Asia. In total, the plan involves the elimination of about 700 positions. We wrote down the assets at the locations to be closed to their fair value, less costs to sell in the fourth quarter of 2000. We estimated the fair market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that cash proceeds on the sale of these assets will be significant. We expect to complete all restructuring activities related to this charge by the end of 2001.

     In addition to this restructuring charge, we also recorded other charges in the fourth quarter of $15 million, $10 million after tax, or $.29 per diluted share. These charges relate to a strategic decision to reduce some of the aftermarket parts we offer and to relocation expenses incurred associated with the restructuring plans. The aftermarket parts were written down to their estimated scrap value less costs to sell.

     Amounts related to our restructuring plans, including the plans we initiated in 1999 and 1998, are shown in the following table. For a discussion of our 1999 and 1998 restructuring plans, see "-- Years 1999 and 1998 -- Results from Continuing Operations -- Restructuring Charges".

                                  DECEMBER 31, 1999        2000           2000      CHARGED TO    DECEMBER 31, 2000
                                    RESTRUCTURING      RESTRUCTURING      CASH        ASSET         RESTRUCTURING
                                       RESERVE            CHARGE        PAYMENTS     ACCOUNTS          RESERVE
                                  -----------------    -------------    --------    ----------    -----------------
Severance.....................           $26                24             27           --               23
Asset impairments.............            --                16             --           16               --
Facility exit costs...........             2                 6              5           --                3
                                         ---                --             --           --               --
                                         $28                46             32           16               26
                                         ===                ==             ==           ==               ==

     For the first quarter of 2001, our Board of Directors approved a restructuring plan to further reduce administrative and operational overhead costs. On January 31, 2001 we announced plans to eliminate up to an additional 405 salaried positions worldwide in response to increasingly difficult industry conditions. This reduction includes the immediate elimination of 215 positions. This action is in addition to the cost-reduction plans announced during the fourth quarter of 2000. We estimate that we will record pre-tax cash charges of up to $15 million in the first quarter of 2001 related to these actions. All work force reductions will be done in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

     In addition to these announced actions, we are evaluating additional cost reduction initiatives for 2001 that could result in additional charges, which will require review and approval by our Board of Directors.

     Interest Expense, Net of Interest Capitalized

     We reported interest expense of $186 million during 2000, compared to $106 million during 1999. The increase in our total interest expense is due primarily to the higher debt levels allocated to us as a result of the spin-off of Pactiv last year, higher interest rates due to our lower debt rating, and interest rate increases during 2000. The new debt structure is explained in more detail in "Liquidity and Capital Resources" later in this Management's Discussion and Analysis.

     Income Taxes

     We recorded a tax benefit during 2000 of $27 million, for an effective tax rate of 41 percent. This benefit was higher than the statutory rate due to the consolidation of our Mexican entities into one tax entity, allowing us to recognize some previously unbenefited tax loss carryforwards in Mexico, and due to the adjustment of tax liabilities in some foreign jurisdictions based on tax returns filed in the third quarter.

     Our effective tax rate for 1999 was 195 percent. This high effective tax rate relates primarily to the spin-off transaction. In connection with the spin-off, we repatriated earnings from some foreign tax jurisdictions. Since our policy is to reinvest earnings from foreign operations rather than repatriate them to the U.S., this one-time action resulted in a tax charge in the fourth quarter of 1999. Finally the 1999 restructuring involves significant activity in Europe where many of the costs of restructuring will not be deductible for tax purposes. Consequently, we recognized no tax benefit for these non-deductible costs.

     Earnings Per Share

     Losses from continuing operations per diluted common share were $1.18 for the year ended December 31, 2000 compared to $1.87 per diluted common share in the prior period. In the year ended December 31, 1999, we recorded a loss of $6.23 per diluted common share from discontinued operations. In the first quarter of 1999, we incurred an extraordinary loss of $.20 per diluted common share due to the retirement of debt in connection with the sale of the containerboard assets. We also recorded an after-tax charge of $4.00 per diluted common share due to the cumulative effect of the changes in accounting with respect to start-up activities and customer acquisition costs. In the third quarter of 2000, we recorded an extraordinary loss of $0.01 per diluted common share due to the early retirement of debt.

     Option Purchase Offer

     On May 8, 2000, we initiated an offer to purchase from our employees stock options covering approximately 6.8 million shares of our common stock. These old stock options were issued before the spin-off of Pactiv, primarily from 1996 to 1998, by the prior management of Tenneco Inc. By the time of the spin-off and the change in management of our company, the exercise prices of these options had become substantially lower than the market price of Tenneco Inc.'s common stock. Upon the spin-off, these options held by continuing employees of our automotive operations were adjusted to maintain their economic value after giving effect to that transaction. Accordingly, as a newly independent stand-alone public company we emerged with 6.8 million underwater stock options, a large number considering the size of our company and the number of outstanding shares. Further, we believed that in order to retain and attract talent in the future, more options would need to be issued. In order to be in a position to more effectively manage our outstanding equity in the future, we initiated the purchase offer. Final responses were received from employees in July 2000. A significant number of employees holding around 6 million options chose to participate. We recorded a charge and made cash payments for the cost of this program in the third quarter of 2000. The total cost of the program was $13 million, before taxes.

  CHANGES IN ACCOUNTING PRINCIPLES

     In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5. "Reporting on the Costs of Start-up Activities," which requires costs of start-up activities to be expensed as incurred. This statement was effective for fiscal years beginning after December 15, 1998. The statement requires previously capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Prior to January 1, 1999, we capitalized certain costs related to start-up activities, primarily pre-production design and development costs for new original equipment automobile platforms. We adopted SOP 98-5 on January 1, 1999, and recorded an after-tax charge for the cumulative effect of this change in accounting principle of $102 million (net of a $50 million tax benefit), or $3.05 per diluted common share.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133. "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. We will begin applying the new standard in the first quarter of 2001. We have completed a review of our use of derivatives, including derivatives embedded in other contracts. The adoption of this standard will not have a significant impact on our financial position or results of operations.

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

     In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. Beginning January 1, 2001, we will classify some incentives that were previously shown in selling, general and administrative expense as a reduction in revenues. If we had made this reclassification for 2000 and 1999, net sales would have been reduced by approximately $27 million and $21 million, respectively, with an offsetting reduction in selling, general, and administrative expenses.

     During 2000, the EITF also reached a consensus on Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. This issue requires any amounts billed to customers for shipping and handling be classified as sales and precludes the recording of shipping and handling costs as deductions from sales. We record shipping and handling fees and costs in cost of goods sold. When we implemented this consensus, its impact was not material to our results of operations.

  LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

                                                            DECEMBER 31,   DECEMBER 31,
                                                                2000           1999       % CHANGE
                                                            ------------   ------------   --------
Short term debt and current maturities....................     $   92         $   56        (64)%
Long term debt............................................      1,435          1,578          9
                                                               ------         ------
Total debt................................................      1,527          1,634          7
                                                               ------         ------
Total minority interest...................................         14             16         13
Common shareholders' equity...............................        330            422        (22)
Total capitalization......................................     $1,871         $2,072        (10)

     Although total debt declined by $107 million from December 31, 1999, to year end 2000, our debt to capitalization ratio was 82 percent at December 31, 2000, slightly above the 79 percent level we had on December 31, 1999. The increase in the ratio was primarily attributable to the decline in shareholders' equity. The largest contributor to the decline in equity was the translation of foreign balance sheets into U.S. dollars, where the strength of the dollar resulted in translation adjustments of $61 million. Our net loss of $42 million and common stock dividends of $7 million also reduced equity. These were partially offset by $17 million in common stock (representing 2.8 million shares) we issued for employee benefit and dividend reinvestment plans.

     Our short-term debt, which includes the current portion of long-term debt, borrowings by foreign subsidiaries and our revolving credit facility, increased by $36 million during 2000. This increase was primarily attributable to the $53 million increase in the current portion of long-term debt. At December 31, 2000, our borrowings outstanding under our revolving credit facility increased by

$12 million. Our long-term debt balance consists of borrowings made under the new financing arrangements we entered into to facilitate the debt realignment described below, as well as approximately $20 million of debt that was not retired in the cash tender and exchange offers associated with the spin-off of Pactiv. During 2000, we pre-paid $103 million of long-term debt. The prepayment of long-term debt was primarily funded by the sale of $97 million of accounts receivable in the U.S.

     As part of the realignment of debt that was required in order to complete the spin-off, we entered into a $1.55 billion committed senior secured financing arrangement with a syndicate of banks and other financial institutions on September 30, 1999. We entered into an agreement to amend this facility on October 20, 2000 to (i) relax the financial covenant ratios beginning in the fourth quarter of 2000, (ii) exclude up to $80 million of cash charges and expenses related to cost reduction initiatives from the calculation of EBITDA for our financial ratios through 2001 and, (iii) make certain other technical changes. In exchange for these amendments, we agreed to certain interest rate increases, lowered our capital expenditure limits and paid an aggregate fee of about $3 million.

     As a result of significant reductions in North American vehicle production levels announced by our original equipment customers since late in the fourth quarter of last year and further weakening of the global aftermarket, a trend that accelerated late in the fourth quarter of last year, as well, we entered into a second amendment of our senior credit facility on March 22, 2001. The second amendment revised the financial covenant ratios we are required to maintain for each of the fiscal quarters ending in 2001. The second amendment also reduced the limitation on 2001 capital expenditures from $225 million to $150 million, and required that net cash proceeds from all significant, non-ordinary course asset sales be used to prepay the senior term loans. In exchange for these amendments, we agreed to a 25 basis point increase in interest rates on the senior term loans and our revolving credit facility and paid an aggregate fee of about $3 million to consenting lenders. We also expect to incur legal, advisory and other expenses related to the amendment process of about $2 million. The amendment also provides for the continued availability of the full amount of our $500 million revolving credit facility. At December 31, 2000, we had $454 million available for borrowing under the revolving credit facility. Based on our current projections, we believe that we will be able to meet these revised financial covenant ratios and capital expenditure requirements.

     Our ability to meet our financial covenants in 2001 and beyond depends upon a number of operational and economic factors, many of which are beyond our control. Factors that could impact our compliance with our financial covenants include the rate at which consumers continue to buy new vehicles and the rate at which they continue to repair vehicles already in service. Persistently lower North American vehicle production levels, further weakening in the global aftermarket beyond our expectation, or an unanticipated reduction in vehicle production levels in Europe, could impact our ability to meet our financial covenant ratios. In the event that we are unable to meet these revised financial covenants, we would consider several options to meet our cash flow needs. These options could include further renegotiations with our senior lenders, additional cost reduction or restructuring initiatives, sales of assets or capital stock, or other alternatives to enhance our financial and operating position.

     The remainder of this discussion describes the senior secured credit facility, as amended on March 22, 2001.

     The senior secured credit facility consists of: (i) a $500 million, revolving credit facility having a final maturity date of November 4, 2005; (ii) a $406 million term loan having a final maturity date of November 4, 2005; (iii) a $270 million term loan having a final maturity date of November 4, 2007 and;
(iv) a $270 million term loan having a final maturity date of May 4, 2008. A portion of each term loan is payable in quarterly installments beginning September 30, 2001. Borrowings under the facility bear interest at an annual rate equal to, at the borrower's option, either (i) the London Interbank Offering Rate plus a margin of 325 basis points for the six-year revolving credit facility and the six-year term loan, 375 basis points for the eight-year term loan and 400 basis points for the eight-and-one-half year term loan; or
(ii) a rate consisting of the greater of the JP Morgan Chase's prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 225 basis points for the six-year revolving credit facility and the six-year term loan, 275 basis points for the eight-year term loan and 300 basis points for the eight-and-one-half year term loan. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and the six year term loan may be adjusted based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the senior credit facility agreement) measured at the end of each quarter.

     The amended senior credit facility requires that we maintain the following consolidated leverage ratios (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratios (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratios (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid).

                                                                     QUARTER ENDING
                                                   ---------------------------------------------------
                                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                     2001        2001         2001            2001
                                                   ---------   --------   -------------   ------------
Leverage Ratio..................................     6.00        6.25         6.00            5.50
Interest Coverage Ratio.........................     1.40        1.35         1.40            1.55
Fixed Charge Coverage Ratio.....................      .60         .55          .65             .80

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(a) incurring additional liens; (b) sale and leaseback transactions; (c) liquidations and dissolutions; (d) incurring additional indebtedness or guarantees; (e) capital expenditures; (f) dividends, (g) mergers and consolidations; and (h) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. At December 31, 2000, we were in compliance with these requirements.

     On October 14, 1999, we issued $500 million of 11 5/8% Senior Subordinated Notes due 2009. The senior subordinated debt indenture requires that we, as a condition to incurring certain types of indebtedness not otherwise permitted, initially maintain an interest coverage ratio of not less than 2.00. Under the terms of the indenture, the minimum interest coverage ratio increases to 2.25 beginning on October 15, 2001. The indenture also contains restrictions on our operations, including limitations on: (1) incurring additional indebtedness or liens; (2) dividends, (3) distributions and stock repurchases; (4) investments; and (5) mergers and consolidations. All of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us.

     We estimate that expenditures of approximately $45 million will be required after December 31, 2000 to complete facilities and projects authorized at that date, and we have made substantial commitments in connection with these facilities and projects.

     We believe that cash flows from operations, combined with available borrowing capacity described above and assuming that we maintain compliance with the requirements of our loan agreement, will generally be sufficient to meet our future capital requirements for the following year.

     Dividends on Common Stock

     We paid a dividend of $.05 per share of common stock in each of the quarters in 2000 for a total of $7 million in dividend payments in 2000. On January 10, 2001, we announced that our board of directors eliminated the quarterly dividend on the company's common stock. The board took the action in response to current industry conditions, primarily greater than anticipated production volume reductions by original equipment manufacturers and continued softness in the global light vehicle aftermarket.

     Cash Flows

                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                                ---------------
                                                                2000      1999
                                                                -----    ------
                                                                  (MILLIONS)
Cash provided (used) by:
  Operating activities -- continuing operations.............    $ 234    $   (1)
  Investing activities -- continuing operations.............     (157)     (227)
  Financing activities......................................     (123)    1,495

     Operating Activities

     Cash provided by continuing operating activities increased by $234 million for the year ended December 31, 2000 compared to the prior year. This improvement was driven by our increased focus on working capital, which decreased by $157 million during 2000 in comparison to an increase of $175 million during the same period last year and by sales of receivables. During 2000, the balance of accounts receivable sold increased from $16 million to $139 million, while during 1999 the balance of accounts receivable sold decreased from $137 million to $16 million. The balance in accounts payable also increased from $348 million on December 31, 1999 to $464 million on December 31, 2000. During 2000, we began to take advantage of accounts payable terms versus discounts. Our accounts payable increased from $337 million on December 31, 1998 to $348 million on December 31, 1999. The remainder of the change in operating cash flow is primarily due to the change in operating income and accrued income taxes.

     Cash used by our discontinued specialty and paperboard packaging operations was $253 million in the year ended December 31, 1999.

     Investing Activities

     Cash used by investing activities for continuing operations was $70 million lower in the year ended December 31, 2000 compared to the same period in 1999. Capital expenditures were $8 million lower at $146 million in 2000 compared to $154 million in 1999. During 1999, we used $36 million to acquire businesses, primarily Kinetic Ltd, an Australian suspension engineering company. In 2000 we increased our ownership percentage in a South African joint venture for $4 million. We also received cash proceeds of $26 million during 2000, primarily related to the sale of an interest in our Burnley, U.K. exhaust facility to Futaba. We also invested $10 million in the new joint venture.

     Cash used by investments in discontinued operations was $961 million in the year ended December 31, 1999. During the second quarter of 1999, Tenneco acquired for approximately $1.1 billion certain assets previously used by the containerboard business under operating leases and timber cutting rights. This was required in order to complete the April, 1999 containerboard sale. We also received $306 million in proceeds related to the containerboard and folding carton sale transactions and $28 million in proceeds from disposal of assets in our specialty packaging business.

     Financing Activities

     Cash used by financing activities was $123 million in 2000. This decrease was primarily due to improved operating and investing cash flows that allowed us to pay down debt by $123 million. We also issued $17 million of common stock during the year for employee benefit and dividend reinvestment plans which was offset by $7 million of common stock dividend payments. During 2000, we also entered into a capital lease for a new facility in Spain, increasing debt by $17 million.

     Cash provided by financing activities was $1.5 billion during 1999. Excluding the borrowings required to complete the containerboard sale transaction, cash used by financing activities was $545 million for 1999. This primarily reflected the use of the net proceeds of the containerboard sale transaction to reduce our short-term debt. Before the containerboard sale transaction, our Packaging division borrowed approximately $1.8 billion. These borrowings were used to acquire the assets used under operating leases and timber cutting rights described under "Investing Activities" above, and to purchase the containerboard business accounts receivable. Our Packaging division remitted the balance of the borrowings to us to retire short-term debt. Packaging contributed the containerboard business to the new joint venture subject to the approximately $1.8 billion in new debt. The debt reduction, which resulted from this contribution, is shown on the Statements of Cash Flows as a non-cash financing activity.

OUTLOOK

     Late in the fourth quarter of 2000, several of our major North American original equipment customers began announcing significant reductions in scheduled vehicle production levels. Based on these reductions, we anticipate that the North American original equipment manufacturer build rate for light vehicles in 2001 will be down from 2000 levels in the range of 10 percent to 12 percent and that weaknesses in the heavy-duty truck market will continue through 2001. We also expect that the European original equipment manufacturer build rate will remain essentially flat with 2000 levels. The global aftermarket exhibited a further weakening of demand for replacement parts during the latter portion of the fourth quarter of last year. We anticipate that there will be further declines in 2001 in both the North American and European exhaust and ride control aftermarket businesses.

     Based on anticipated vehicle production levels, our global original equipment customer book of business currently is $2,298 million, $2,590 million, and $2,873 million for 2001, 2002, and 2003, respectively. When we refer to our book of business, we mean revenues for original equipment manufacturer programs that have been formally awarded to us as well as programs which we are highly confident will result in revenues based on either informal customer indications consistent with past practices and/or our status as supplier for the existing program and relationship with the customer. This book of business is subject to increase or decrease due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by our customers. In addition, it is based on our anticipated pricing for the applicable program over its life. However, we are under continuing pricing pressures from our OE customers. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995."

     We expect that these trends, combined with macroeconomic data indicating that consumer confidence, particularly in the United States, has declined, will have a negative impact on our business in 2001 and reduce the revenue and EBITDA projections we had previously provided. We have taken several actions to counteract the impact of these recent business changes, including two reductions in salaried headcount and significant cost reduction programs. However, the uncertain operating conditions make further financial projections difficult.

EURO CONVERSION

     The European Monetary Union resulted in the adoption of a common currency, the "euro," among eleven European nations. The euro is being adopted over a three-year transition period beginning January 1, 1999. In October 1997, we established a cross-functional Euro Committee, comprised of representatives of our operational divisions as well as our corporate offices. That Committee had two principal objectives: (1) to determine the impact of the euro on our business operations, and (2) to recommend and facilitate implementation of those steps necessary to ensure that we would be fully prepared for the euro's introduction. As of January 1, 1999, we implemented those euro conversion procedures that we had determined to be necessary and prudent to adopt by that date, and we are on track to becoming fully "euro ready" on or before the conclusion of the three-year euro transition period. We believe that the costs associated with transitioning to the euro will not be material to our consolidated financial position or the results of our operations.

ENVIRONMENTAL AND OTHER MATTERS

     We and some of our subsidiaries and affiliates are parties to environmental proceedings. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experience and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed and determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

     At December 31, 2000, we had been designated as a potentially responsible party in four Superfund sites. We have estimated our share of the remediation costs for these sites to be approximately $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $16 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in our determination of our estimated liability.

     As previously disclosed, we undertook a third-party evaluation of estimated environmental remediation costs at one of our facilities in 2000. The evaluation was initiated as a result of testing that indicated the potential underground migration of some contaminants beyond our facility property. In the fourth quarter 2000, we completed the evaluation of on-site contamination and recorded a charge of $3 million in the fourth quarter of 2000 to increase our reserve for remediation activities, which is reflected in our estimation of remediation costs described above. We are in the process of completing and analyzing the results of our evaluation of off-site contamination migration from that facility and as a result we expect to increase our reserve for this facility in an amount that we estimate will be in the range of $4 million to $6 million in the first quarter of 2001. The reserves required could be material to our income statement in the period when we are required to adjust them. However, we believe that these potential costs as well as the costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our consolidated financial position.

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, participants may elect to defer up to 16 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. Through December 31, 2000, we matched qualified contributions with a contribution of 100 percent of each employee's contribution up to 8 percent of the employee's salary. Beginning January 1, 2001 this match was reduced to 75 percent of each employee's contribution up to 8 percent of the employee's salary. These matching contributions are made in company stock and were approximately $16 million and $8 million for the years ended December 31, 2000 and 1999, respectively. All contributions vest immediately.

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

     In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The following table summarizes by major currency the notional amounts, weighted average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of December 31, 2000. All contracts in the following table mature in 2001.

                                                                       DECEMBER 31, 2000
                                                                       -----------------
                                                   NOTIONAL AMOUNT     WEIGHTED AVERAGE      FAIR VALUE
                                                 IN FOREIGN CURRENCY   SETTLEMENT RATES    IN U.S. DOLLARS
                                                 -------------------   -----------------   ---------------
                                                                       (MILLIONS EXCEPT
                                                                       SETTLEMENT RATES)
Australian dollars.................  -Purchase            11                  .559              $  6
                                     -Sell               (47)                 .559               (26)
British pounds.....................  -Purchase           105                 1.493               157
                                     -Sell               (66)                1.493               (99)
Canadian dollars...................  -Purchase            18                  .667                12
                                     -Sell               (64)                 .667               (43)
Czech Republic koruna..............  -Purchase            42                  .027                 1
                                     -Sell              (284)                 .027                (8)
Danish kroner......................  -Purchase            68                  .126                 9
                                     -Sell              (480)                 .126               (61)
European euro......................  -Purchase            57                  .942                54
                                     -Sell               (11)                 .942               (10)
South African rand.................  -Purchase            71                  .132                 9
                                     -Sell              (145)                 .132               (19)
U.S. dollars.......................  -Purchase            56                 1.000                56
                                     -Sell               (37)                1.000               (37)
Other..............................  -Purchase            45                  .111                 5
                                     -Sell               (65)                 .092                (6)
                                                                                                ----
                                                                                                $ --
                                                                                                ====

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

     Under the terms of our senior credit facility agreement, we were required to hedge our exposure to floating interest rates within 180 days following the spin-off so that at least 50 percent of our long-term debt is fixed for a period of at least three years. In February 2000, we hedged $250 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. In April 2000, we hedged an additional $50 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. The hedges that we executed fully satisfy the interest rate hedging requirement of the senior credit facility agreement. On December 31, 2000, we had $821 million in long-term debt obligations that have fixed interest rates until at least January 2003, and $614 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     We estimate that the fair value of our long-term debt at December 31, 2000 was about 72 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $5 million after tax.

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

     EBIT

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

     As of December 31, 1999, we had terminated approximately 670 employees and our North American aftermarket business had closed one plant location and four distribution centers under the 1998 plan. To address customer service and production transfer issues, we delayed closing one plant location and one distribution center until the first quarter of 2000. We have executed all other restructuring actions, with the exception of the final disposal of certain assets, according to our initial plan, and these actions were completed by year-end 1999.

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

     Interest Expense, net of interest capitalized

     We reported interest expense for our continuing operations of $186 million in 2000, compared to $106 million in 1999. Interest expense allocated to discontinued operations was $118 million in 1999 and $171 million in 1998. The decrease in our total interest expense is due primarily to our lower debt levels as a result of using the proceeds from the containerboard sale to pay down debt. This was partially offset by higher interest expense after the spin-off due to our higher cost of financing.

     As a result of the realignment of our debt before the spin-off, we borrowed approximately $1.7 billion under our new debt arrangements. The new debt structure is explained in more detail in "-- Years 2000 and 1999 -- Liquidity and Capital Resources" earlier in this Management's Discussion and Analysis and in Note 4 to our financial statements.

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

     Financing Activities

     Excluding financing activities required to complete the containerboard sale transaction and the spin-off of Pactiv, cash provided by financing activities was $545 million in 1999. This reflected primarily the impact of our debt realignment discussed earlier in the section "-- Years 2000 and 1999 -- Liquidity and Capital Resources." You should also read Note 1, "Summary of Accounting Policies -- Allocation of Corporate Debt and Interest Expense," for more information.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            INDEX TO FINANCIAL STATEMENTS OF TENNECO AUTOMOTIVE INC.
                         AND CONSOLIDATED SUBSIDIARIES

                                                              PAGE
                                                              ----
Report of independent public accountants....................  48
Statements of income (loss) for each of the three years in
  the period ended December 31, 2000........................  49
Balance sheets -- December 31, 2000 and 1999................  50
Statements of cash flows for each of the three years in the
  period ended December 31, 2000............................  51
Statements of changes in shareholders' equity for each of
  the three years in the period ended December 31, 2000.....  52
Statements of comprehensive income (loss) for each of the
  three years in the period ended December 31, 2000.........  53
Notes to financial statements...............................  54

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tenneco Automotive Inc.:

     We have audited the accompanying balance sheets of Tenneco Automotive Inc. (a Delaware corporation) and consolidated subsidiaries (see Note 1) as of December 31, 2000 and 1999, and the related statements of income, cash flows, changes in shareholders' equity and comprehensive income for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of Tenneco Automotive Inc.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tenneco Automotive Inc. and consolidated subsidiaries as of December 31, 2000 and 1999, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the financial statements, in 1999 Tenneco Automotive Inc. changed its methods of accounting for the costs of start-up activities and for customer acquisition costs.

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

                                          ARTHUR ANDERSEN LLP
Chicago, Illinois
January 31, 2001

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)

                                                                         YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------------
                                                                  2000             1999             1998
                                                              -------------    -------------    -------------
                                                               (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues........................     $     3,549      $     3,279      $     3,237
                                                               -----------      -----------      -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation shown below)...           2,766            2,427            2,332
  Engineering, research, and development..................              58               52               31
  Selling, general, and administrative....................             459              521              472
  Depreciation and amortization...........................             151              144              150
                                                               -----------      -----------      -----------
                                                                     3,434            3,144            2,985
                                                               -----------      -----------      -----------
OTHER INCOME (EXPENSE)....................................               5               13              (25)
                                                               -----------      -----------      -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY
  INTEREST................................................             120              148              227
    Interest expense (net of interest capitalized)........             186              106               69
    Income tax expense (benefit)..........................             (27)              82               13
    Minority interest.....................................               2               23               29
                                                               -----------      -----------      -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS..................             (41)             (63)             116
Income (loss) from discontinued operations, net of income
  tax.....................................................              --             (208)             139
                                                               -----------      -----------      -----------
Income (loss) before extraordinary loss...................             (41)            (271)             255
Extraordinary loss, net of income tax.....................              (1)             (18)              --
                                                               -----------      -----------      -----------
Income (loss) before cumulative effect of changes in
  accounting principles...................................             (42)            (289)             255
Cumulative effect of changes in accounting principles, net
  of income tax...........................................              --             (134)              --
                                                               -----------      -----------      -----------
NET INCOME (LOSS).........................................     $       (42)     $      (423)     $       255
                                                               ===========      ===========      ===========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding --
    Basic.................................................      34,735,766       33,480,686       33,701,115
    Diluted...............................................      34,906,825       33,656,063       33,766,906
Basic earnings (loss) per share of common stock --
    Continuing operations.................................     $     (1.18)     $     (1.87)     $      3.45
    Discontinued operations...............................              --            (6.23)            4.13
    Extraordinary loss....................................            (.02)            (.55)              --
    Cumulative effect of changes in accounting
       principles.........................................              --            (3.99)              --
                                                               -----------      -----------      -----------
                                                               $     (1.20)     $    (12.64)     $      7.58
                                                               ===========      ===========      ===========
Diluted earnings (loss) per share of common stock --
    Continuing operations.................................     $     (1.18)     $     (1.87)     $      3.44
    Discontinued operations...............................              --            (6.23)            4.12
    Extraordinary loss....................................            (.02)            (.55)              --
    Cumulative effect of changes in accounting
       principles.........................................              --            (3.99)              --
                                                               -----------      -----------      -----------
                                                               $     (1.20)     $    (12.64)     $      7.56
                                                               ===========      ===========      ===========
Cash dividends per share of common stock..................     $       .20      $      4.50      $      6.00
                                                               ===========      ===========      ===========

  The accompanying notes to financial statements are an integral part of these statements of income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 2000      1999
                                                                ------    ------
                                                                   (MILLIONS)
                            ASSETS
Current assets:
  Cash and temporary cash investments.......................    $   35    $   84
  Receivables --
     Customer notes and accounts, net.......................       457       557
     Other..................................................        30        14
  Inventories...............................................       422       412
  Deferred income taxes.....................................        76        59
  Prepayments and other.....................................        89        75
                                                                ------    ------
                                                                 1,109     1,201
                                                                ------    ------
Other assets:
  Long-term notes receivable, net...........................        24        20
  Goodwill and intangibles, net.............................       463       495
  Deferred income taxes.....................................        94        13
  Pension assets............................................        41        31
  Other.....................................................    150...       146
                                                                ------    ------
                                                                   772       705
                                                                ------    ------
Plant, property, and equipment, at cost.....................     1,852     1,923
  Less -- Reserves for depreciation and amortization........       847       886
                                                                ------    ------
                                                                 1,005     1,037
                                                                ------    ------
                                                                $2,886    $2,943
                                                                ======    ======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities on long-term
     debt)..................................................    $   92    $   56
  Trade payables............................................       464       348
  Accrued taxes.............................................        16        20
  Accrued interest..........................................        35        29
  Accrued liabilities.......................................       134       149
  Other.....................................................        68        61
                                                                ------    ------
                                                                   809       663
                                                                ------    ------
Long-term debt..............................................     1,435     1,578
                                                                ------    ------
Deferred income taxes.......................................       144       108
                                                                ------    ------
Postretirement benefits.....................................       128       125
                                                                ------    ------
Deferred credits and other liabilities......................        26        31
                                                                ------    ------
Commitments and contingencies
Minority interest...........................................        14        16
                                                                ------    ------
Shareholders' equity:
  Common stock..............................................        --        --
  Premium on common stock and other capital surplus.........     2,738     2,721
  Accumulated other comprehensive income (loss).............      (239)     (179)
  Retained earnings (accumulated deficit)...................    (1,929)   (1,880)
                                                                ------    ------
                                                                   570       662
  Less -- Shares held as treasury stock, at cost............       240       240
                                                                ------    ------
                                                                   330       422
                                                                ------    ------
                                                                $2,886    $2,943
                                                                ======    ======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 2000       1999      1998
                                                                -------    -------    -----
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Income (loss) from continuing operations....................    $   (41)   $   (63)   $ 116
Adjustments to reconcile income (loss) from continuing
  operations to cash provided (used) by continuing
  operations--
    Depreciation and amortization...........................        151        144      150
    Deferred income taxes...................................        (43)        97      (76)
    (Gain) loss on sale of businesses and assets, net.......         (2)         6       20
    Changes in components of working capital--
      (Increase) decrease in receivables....................         61       (151)     (88)
      (Increase) decrease in inventories....................        (29)       (23)     (32)
      (Increase) decrease in prepayments and other current
       assets...............................................        (14)        14       26
      Increase (decrease) in payables.......................        141         46      (12)
      Increase (decrease) in accrued taxes..................         (4)       (43)      (9)
      Increase (decrease) in accrued interest...............          6         (7)      --
      Increase (decrease) in other current liabilities......         (4)       (11)      10
    Other...................................................         12        (10)     (42)
                                                                -------    -------    -----
Cash provided (used) by continuing operations...............        234         (1)      63
Cash provided (used) by discontinued operations.............         --       (253)     469
                                                                -------    -------    -----
Net cash provided (used) by operating activities............        234       (254)     532
                                                                -------    -------    -----
INVESTING ACTIVITIES
Net proceeds related to the sale of discontinued
  operations................................................         --        303       22
Net proceeds from sale of businesses and assets.............         26          8       10
Expenditures for plant, property, and equipment.............       (146)      (154)    (195)
Acquisitions of businesses..................................         (5)       (36)      (3)
Expenditures for plant, property, and equipment and business
  acquisitions--discontinued operations.....................         --     (1,264)    (498)
Investments and other.......................................        (32)       (45)     (90)
                                                                -------    -------    -----
Net cash provided (used) by investing activities............       (157)    (1,188)    (754)
                                                                -------    -------    -----
NET CASH PROVIDED (USED) BEFORE FINANCING
  ACTIVITIES -- CONTINUING OPERATIONS.......................         77       (228)    (215)
FINANCING ACTIVITIES
Issuance of common and treasury shares......................         17         41       50
Purchase of common stock....................................         --         (4)    (154)
Issuance of equity securities by a subsidiary...............          1         --       --
Redemption of equity securities by a subsidiary.............         --       (408)      --
Issuance of long-term debt..................................          1      3,721        4
Retirement of long-term debt................................       (107)    (1,410)     (21)
Net increase (decrease) in short-term debt excluding current
  maturities on long-term debt..............................        (16)      (294)     540
Dividends (common)..........................................         (7)      (151)    (203)
Other.......................................................        (12)        --       --
                                                                -------    -------    -----
Net cash provided (used) by financing activities............       (123)     1,495      216
                                                                -------    -------    -----
Effect of foreign exchange rate changes on cash and
  temporary cash investments................................         (3)         2        6
                                                                -------    -------    -----
Increase (decrease) in cash and temporary cash
  investments...............................................        (49)        55       --
Cash and temporary cash investments, January 1..............         84         29       29
                                                                -------    -------    -----
Cash and temporary cash investments, December 31 (Note).....    $    35    $    84    $  29
                                                                =======    =======    =====
Cash paid during the year for interest......................    $   186    $   260    $ 259
Cash paid during the year for income taxes (net of
  refunds)..................................................    $    18    $   137    $  80
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common equity interest received related to the sale of
  containerboard operations.................................         --        194       --
Principal amount of long-term debt assumed by buyers of
  containerboard operations.................................         --     (1,760)      --
Principal amount of long-term and short-term debt assumed by
  Specialty Packaging.......................................         --     (2,118)      --
Distribution of Specialty Packaging Business................         --     (1,448)      --
Obligation for long-term capital lease......................        (17)        --       --

-------------------------

Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                              YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------------
                                                               2000                     1999                     1998
                                                       ---------------------    ---------------------    --------------------
                                                         SHARES      AMOUNT       SHARES      AMOUNT       SHARES      AMOUNT
                                                       ----------    -------    ----------    -------    ----------    ------
                                                                          (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1..................................    34,970,485    $    --    34,734,039    $    --    34,513,977    $   --
  Issued pursuant to benefit plans.................     2,826,771         --       236,446         --       220,062        --
                                                       ----------    -------    ----------    -------    ----------    ------
Balance December 31................................    37,797,256         --    34,970,485         --    34,734,039        --
                                                       ==========    -------    ==========    -------    ==========    ------
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1..................................                    2,721                    2,712                   2,681
  Premium on common stock issued pursuant to
    benefit plans..................................                       17                       22                      31
  Redemption of equity securities by a
    subsidiary.....................................                       --                      (13)                     --
                                                                     -------                  -------                  ------
Balance December 31................................                    2,738                    2,721                   2,712
                                                                     -------                  -------                  ------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance January 1..................................                     (179)                     (91)                   (122)
  Other comprehensive income (loss)................                      (60)                    (110)                     31
  Reclassification adjustment for disposition of
    investments....................................                       --                       22                      --
                                                                     -------                  -------                  ------
Balance December 31................................                     (239)                    (179)                    (91)
                                                                     -------                  -------                  ------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1..................................                   (1,880)                     142                      89
  Net income (loss)................................                      (42)                    (423)                    255
  Dividends--
    Common stock...................................                       (7)                    (151)                   (202)
    Distribution of Specialty Packaging Business...                       --                   (1,448)                     --
                                                                     -------                  -------                  ------
Balance December 31................................                   (1,929)                  (1,880)                    142
                                                                     -------                  -------                  ------
LESS -- COMMON STOCK HELD AS TREASURY STOCK, AT
  COST
Balance January 1..................................     1,298,373        240     1,351,535        259       585,637       120
  Shares acquired..................................           125         --        93,553          9       876,076       161
  Shares issued pursuant to benefit and dividend
    reinvestment plans.............................            --         --      (146,715)       (28)     (110,178)      (22)
                                                       ----------    -------    ----------    -------    ----------    ------
Balance December 31................................     1,298,498        240     1,298,373        240     1,351,535       259
                                                       ==========    -------    ==========    -------    ==========    ------
    Total..........................................                  $   330                  $   422                  $2,504
                                                                     =======                  =======                  ======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                  YEARS ENDED DECEMBER 31,
                                ---------------------------------------------------------------------------------------------
                                            2000                            1999                            1998
                                -----------------------------   -----------------------------   -----------------------------
                                 ACCUMULATED                     ACCUMULATED                     ACCUMULATED
                                    OTHER                           OTHER                           OTHER
                                COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                   INCOME          INCOME          INCOME          INCOME          INCOME          INCOME
                                -------------   -------------   -------------   -------------   -------------   -------------
                                                                         (MILLIONS)
NET INCOME (LOSS).............                      $ (42)                          $(423)                          $255
                                                    -----                           -----                           ----
ACCUMULATED OTHER
  COMPREHENSIVE INCOME (LOSS)
  CUMULATIVE TRANSLATION
    ADJUSTMENT
  Balance January 1...........      $(176)                          $ (82)                          $(122)
    Translation of foreign
      currency statements.....        (61)            (61)           (114)           (114)             40             40
    Reclassification
      adjustment for
      disposition of
      investments in foreign
      subsidiaries............         --              --              20              --              --             --
                                    -----                           -----                           -----
  Balance December 31.........       (237)                           (176)                            (82)
                                    -----                           -----                           -----
  ADDITIONAL MINIMUM PENSION
    LIABILITY ADJUSTMENT
  Balance January 1...........         (3)                             (9)                             --
    Additional minimum pension
      liability adjustment....          2               2               6               6             (15)           (15)
    Income tax benefit
      (expense)...............         (1)             (1)             (2)             (2)              6              6
    Reclassification
      adjustment for
      disposition of
      investments in
      subsidiaries............         --                               2              --              --             --
                                    -----                           -----                           -----
  Balance December 31.........         (2)                             (3)                             (9)
                                    -----                           -----                           -----
Balance December 31...........      $(239)                          $(179)                          $ (91)
                                    =====                           =====                           =====
                                                    -----                           -----                           ----
Other comprehensive income
  (loss)......................                        (60)                           (110)                            31
                                                    -----                           -----                           ----
COMPREHENSIVE INCOME (LOSS)...                      $(102)                          $(533)                          $286
                                                    =====                           =====                           ====

      The accompanying notes to financial statements are an integral part of these statements of comprehensive income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

  Consolidation and Presentation

     Tenneco Automotive Inc. was known as Tenneco Inc. before the spin-off on November 4, 1999, of our packaging business to our shareholders, as described in
Note 3. In these notes, when we discuss Tenneco we mean Tenneco Inc. and its subsidiaries before the spin-off and Tenneco Automotive Inc. and its subsidiaries after the spin-off.

     Our financial statements include all majority-owned subsidiaries. We carry investments in 20% to 50% owned companies at cost plus equity in undistributed earnings since the date of acquisition and cumulative translation adjustments. We have eliminated all significant intercompany transactions.

     In the first quarter of 2000 we changed how we record "pass through" sales of some catalytic converter components. "Pass through" sales occur when we purchase these components from suppliers, use the components in our manufacturing process and sell the components to our customers as part of the completed catalytic converter. In the past, we recorded "pass through" sales as a reduction of cost of sales. We now record them as part of net sales. Relationships with customers have begun to change where we now take title to these components in the manufacturing process. Additionally, we believe that our competitors in the automotive parts industry already follow this practice so this change is consistent with industry practice and will permit improved comparability with these companies. As a result of the change, our sales increased $206 million in the twelve months ended December 31, 2000, with no impact on our earnings before interest and taxes. Had these components been recorded on a comparable basis in the twelve months ended December 31, 1999 and 1998, net sales would have been $140 million and $72 million higher, respectively.

  Sales of Accounts Receivable

     We entered into an agreement during 2000 to sell an interest in some of our trade accounts receivable to a third party. We recognized a loss of $1 million on these sales of trade accounts receivable during 2000, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, and it averaged 7.5% during the time period in 2000 when we sold receivables. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. We valued this retained interest based on the recoverable value of the receivables pool, which approximated book value.

  Inventories

     At December 31, 2000 and 1999, inventory by major classification was as follows:

                                                              2000   1999
                                                              ----   ----
                                                              (MILLIONS)
Finished goods..............................................  $197   $215
Work in process.............................................    83     86
Raw materials...............................................   103     73
Materials and supplies......................................    39     38
                                                              ----   ----
                                                              $422   $412
                                                              ====   ====

     Our inventories are stated at the lower of cost or market value. A portion of total inventories (29% and 30% at December 31, 2000 and 1999, respectively) is valued using the last-in, first-out method. If we had used the first-in, first-out ("FIFO") method of accounting for these inventories, they would have been $16 million and $21 million higher at December 31, 2000 and 1999, respectively. We value all other inventories using the FIFO or average cost methods at the lower of cost or market value.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Goodwill and Intangibles, net

     At December 31, 2000 and 1999, goodwill and intangibles, net of amortization, by major category were as follows:

                                                                2000    1999
                                                                ----    ----
                                                                 (MILLIONS)
Goodwill....................................................    $458    $485
Other intangible assets.....................................       5      10
                                                                ----    ----
                                                                $463    $495
                                                                ====    ====

     Goodwill is being amortized on a straight-line basis over periods ranging from 15 to 40 years. Goodwill amortization amounted to $17 million in both 2000 and 1999, and $16 million in 1998, and is included in the statements of income caption "Depreciation and amortization."

     We have capitalized certain intangible assets, primarily trademarks and patents, based on their estimated fair value at the date we acquired them. We amortize these intangible assets on a straight-line basis over periods ranging from five to 30 years. Amortization of intangibles amounted to $3 million in both 2000 and 1999, and $2 million in 1998, and is included in the statements of income caption "Depreciation and amortization."

  Plant, Property, and Equipment, at Cost

     At December 31, 2000 and 1999, plant, property, and equipment, at cost, by major category were as follows:

                                                               2000     1999
                                                              ------   ------
                                                                (MILLIONS)
Land, buildings, and improvements...........................  $  312   $  365
Machinery and equipment.....................................   1,340    1,339
Other, including construction in progress...................     200      219
                                                              ------   ------
                                                              $1,852   $1,923
                                                              ======   ======

     We depreciate these properties on a straight-line basis over the estimated useful lives of the assets. Useful lives range from 10 to 40 years for buildings and improvements and from three to 25 years for machinery and equipment.

  Notes Receivable and Allowance for Doubtful Accounts

     Short and long-term notes receivable outstanding were $34 million and $26 million at December 31, 2000 and 1999, respectively.

     At December 31, 2000 and 1999, the allowance for doubtful accounts on short- and long-term accounts and notes receivable was $24 million and $29 million, respectively.

  Other Long-Term Assets

     Beginning on January 1, 1999, we began expensing pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. We had long-term receivables of $15 million and $10 million on the balance sheet at December 31, 2000 and 1999, respectively, for guaranteed pre-production design and development reimbursement arrangements with our customers. In addition, property, plant and equipment includes $41 million and $56 million at December 31, 2000 and 1999, respectively, for original equipment tools and dies that we own, and

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES prepayments and other includes $27 million and $25 million at December 31, 2000 and 1999, respectively, for in-process tools and dies that we are building for our original equipment customers. You should also read "Changes in Accounting Principles" later in this note for more information.

     We capitalize certain costs related to the purchase and development of software that we use in our business operations. We amortize the costs attributable to these software systems over their estimated useful lives, ranging from three to 12 years, based on various factors such as the effects of obsolescence, technology, and other economic factors. Capitalized software development costs, net of amortization, were $98 million and $73 million at December 31, 2000 and 1999, respectively.

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

     We do not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries as our present intention is to reinvest the unremitted earnings in our foreign operations. Unremitted earnings of foreign subsidiaries are approximately $520 million at December 31, 2000. It is not practicable to determine the amount of U.S. income taxes that would be payable upon remittance of the assets that represent those earnings.

  Earnings Per Share

     We compute basic earnings per share by dividing income available to common shareholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that we adjust the weighted-average number of shares outstanding to include estimates of additional shares that would be issued if potentially dilutive common shares had been issued. In addition, we adjust income available to common shareholders to include any changes in income or loss that would result from the assumed issuance of the dilutive common shares.

  Allocation of Corporate Debt and Interest Expense

     Our practice is to incur indebtedness for our consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and to centrally manage various cash functions. Consequently, our corporate debt has been allocated to discontinued operations based upon the ratio of the discontinued operations' net assets to our consolidated net assets plus debt. We have allocated interest expense, net of tax, to our discontinued operations based on the same allocation methodology. You should also read Note 3, "Discontinued Operations and Extraordinary Loss," for more information.

  Research and Development

     We expense research and development costs as they are incurred. Research and development expenses were $33 million, $32 million, and $30 million for 2000, 1999, and 1998, respectively, and are included in the income statement caption "Engineering, research, and development expenses."

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Foreign Currency Translation

     We translate financial statements of international operations into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each applicable period for revenues, expenses, and gains and losses. We reflect translation adjustments in the balance sheet caption "Accumulated other comprehensive income (loss)."

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

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires costs of start-up activities to be expensed as incurred. This statement was effective for fiscal years beginning after December 15, 1998. The statement requires previously capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Prior to January 1, 1999, we capitalized certain costs related to start-up activities, primarily pre-production design and development costs for new automobile original equipment platforms. We adopted SOP 98-5 on January 1, 1999, and recorded an after-tax charge for the cumulative effect of this change in accounting principle of $102 million (net of a $50 million tax benefit), or $3.04 per diluted common share. The change in accounting principle decreased income from continuing operations by $19 million (net of an $11 million tax benefit), or $.56 per diluted common share, for the year ended December 31, 1999. If the new accounting method had been applied retroactively, income from continuing operations for the year ended December 31, 1998 would have been lower by $19 million (net of a $12 million tax benefit), or $.57 per diluted common share.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. We will begin applying the new standard in the first quarter of 2001. We have completed a review of our use of derivatives, including derivatives embedded in other contracts. The adoption of this standard will not have a significant impact on our financial position or results of operations.

     Effective January 1, 1999, we changed our method of accounting for customer acquisition costs from a deferral method to an expense-as-incurred method. In connection with the decision to separate the automotive and specialty packaging businesses into independent public companies, we determined that a change to an expense-as-incurred method of accounting for automotive aftermarket customer acquisition costs was preferable in order to permit improved comparability of stand-alone financial results with our aftermarket industry competitors. We recorded an after-tax charge for the cumulative effect of this change in accounting principle of $32 million (net of a $22 million tax benefit), or $.95 per diluted common share. The change in accounting principle increased income from continuing operations by $10 million (net of $6 million in income tax expense), or $.30 per diluted common share, for the year ended December 31, 1999. If the new accounting principle had been applied retroactively, income from continuing operations for the year ended December 31, 1998 would have been lower by $4 million (net of a $3 million income tax benefit), or $.11 per diluted common share.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". This SAB provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements and is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The SAB draws on the existing accounting rules and defines the basic criteria that must be met before we can record revenue. The impact of adopting SAB 101 did not have a significant effect on our results of operations or financial position.

     In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. Beginning January 1, 2001, we will classify some incentives that were previously shown in selling, general and administrative expense as a reduction in revenues. If we had made this reclassification for 2000 and 1999, net sales would have been reduced by approximately $27 million and $21 million, respectively, with an offsetting reduction in selling, general, and administrative expenses.

     During 2000, the EITF also reached a consensus on Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. This issue requires any amounts billed to customers for shipping and handling be classified as sales and precludes the recording of shipping and handling costs as deductions from sales. We record shipping and handling fees and costs in cost of goods sold. When we implemented this consensus, its impact was not material to our results of operations.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

     Prior years' financial statements have been reclassified where appropriate to conform to 2000 presentations.

2. RESTRUCTURING CHARGES

     We adopted plans to restructure portions of our operations in 1998, 1999 and 2000. In the fourth quarter of 1998, our Board of Directors approved a restructuring plan designed to reduce administrative and operational overhead costs. We recorded a pre-tax charge to income from continuing operations of $53 million, $34 million after-tax, or $1.02 per diluted common share. Of the pre-tax charge, for operational restructuring plans, $36 million related to the consolidation of the manufacturing and distribution operations of our North American aftermarket business. A staff and related cost reduction plan, which covered employees in both the operating units and corporate operations, cost $17 million.

     Our aftermarket restructuring involved closing two plant locations and five distribution centers, resulting in eliminating 302 positions. Our staff and related cost reduction plan involved eliminating 454 administrative positions. We wrote down the fixed assets at the locations to be closed to their fair value, less costs to sell, in the fourth quarter of 1998. As a result of the single-purpose nature of the assets, we estimated fair value at scrap value less cost to dispose. We did not receive any significant net cash proceeds from the disposal of these assets. The effect of suspending depreciation for these impaired assets is a reduction in depreciation and amortization of approximately $2 million on an annual basis. We completed the 1998 restructuring actions in the third quarter of 2000.

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

     In the fourth quarter of 2000, our Board of Directors approved a restructuring plan to reduce administrative and operational overhead costs. We recorded a pre-tax charge to income from continuing operations of $46 million, $32 million after tax, or $.92 per diluted share. The charge is comprised of $24 million of severance and related costs for salaried employment reductions worldwide and $22 million for the reduction of manufacturing and distribution capacity in response to long term market trends. The manufacturing locations involved are located in Europe, North America, and Asia. In total, the plan involves the elimination of about 700 positions. We wrote down the assets at the locations to be closed to

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES their fair value, less costs to sell in the fourth quarter of 2000. We estimated the fair market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that net cash proceeds on the sale of these assets will be significant. We expect to complete all restructuring activities related to the 2000 plan by the end of 2001.

     In addition to this restructuring charge, we also recorded other charges in the fourth quarter of $15 million, $10 million after tax, or $.29 per diluted share. These charges relate to a strategic decision to reduce some of the aftermarket parts we offer and to relocation expenses incurred associated with the restructuring plan. The aftermarket parts were written down to their estimated scrap value less costs to sell.

     Amounts related to our restructuring plans, including the plans we initiated in 1999 and 1998, are shown in the following table.

                                  DECEMBER 31, 1999        2000           2000      CHARGED TO    DECEMBER 31, 2000
                                    RESTRUCTURING      RESTRUCTURING      CASH        ASSET         RESTRUCTURING
                                       RESERVE            CHARGE        PAYMENTS     ACCOUNTS          RESERVE
                                  -----------------    -------------    --------    ----------    -----------------
Severance.....................           $26                24             27           --               23
Asset impairments.............            --                16             --           16               --
Facility exit costs...........             2                 6              5           --                3
                                         ---                --             --           --               --
                                         $28                46             32           16               26
                                         ===                ==             ==           ==               ==

3. DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

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

  The Specialty Packaging Business

     Net assets as of December 31, 1998 and results of operations for the years ended December 31, 1999 and 1998, for the specialty packaging business were as follows:

                                                                 1999      1998
                                                                ------    ------
                                                                   (MILLIONS)
Net assets at December 31...................................    $   --    $1,373
                                                                ======    ======
Net sales and operating revenues............................    $2,419    $2,791
                                                                ======    ======
Income before income taxes and interest allocation..........    $   87    $  280
Income tax (expense) benefit................................       (29)     (113)
                                                                ------    ------
Income before interest allocation...........................        58       167
Allocated interest expense, net of income tax (Note)........       (81)      (85)
                                                                ------    ------
Income (loss) from discontinued operations..................    $  (23)   $   82
                                                                ======    ======

---------------

Note: Reference is made to Note 1, "Summary of Accounting Policies -- Allocation of Corporate Debt and Interest Expense," for a discussion of the allocation of corporate debt and interest expense to discontinued operations.

  The Paperboard Packaging Business

     Net assets as of December 31, 1998 and results of operations for the years ended 1999 and 1998, for the paperboard packaging business were as follows:

                                                                 1999      1998
                                                                 ----      ----
                                                                   (MILLIONS)
Net assets at December 31...................................    $   --    $  366
                                                                ======    ======
Net sales and operating revenues............................    $  445    $1,570
                                                                ======    ======
Income (loss) before income taxes and interest allocation
  Operations................................................    $   32    $   99
  Loss on containerboard sale...............................      (343)       --
  Gain on sale of folding carton............................        11        --
  Gain on sale of joint venture with Caraustar..............        --        15
  Gain on sale of non-strategic timberland..................        --        17
                                                                ------    ------
                                                                  (300)      131
Income tax (expense) benefit................................       120       (48)
                                                                ------    ------
Income (loss) before interest allocation....................      (180)       83
Allocated interest expense, net of income tax (Note)........        (5)      (26)
                                                                ------    ------
Income (loss) from discontinued operations..................    $ (185)   $   57
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Extraordinary Loss

     During 2000, we recognized extraordinary losses of $1 million (net of a $1 million income tax benefit), or $.02 per diluted common share, related to the early retirement of a portion of our long-term debt.

     During 1999, an extraordinary loss of approximately $7 million (net of a $3 million income tax benefit), or $.21 per diluted common share, was recognized due to the early retirement of debt. As a result of the debt realignment prior to the spin-off, we recognized an extraordinary loss of approximately $11 million (net of a $7 million income tax benefit), or $.33 per diluted common share. This extraordinary loss consists principally of the fair value paid in the cash tender offers in excess of the historical carrying value for the debt tendered.

4. LONG-TERM DEBT, SHORT-TERM DEBT, AND FINANCING ARRANGEMENTS

  Long-Term Debt

     A summary of our long-term debt obligations at December 31, 2000 and 1999, is set forth in the following table:

                                                                 2000      1999
                                                                ------    ------
                                                                   (MILLIONS)
Tenneco Automotive Inc. --
  Senior Term Loans due 2001 through 2008, average effective
     interest rate 9.7% in 2000 and 9.3% in 1999............    $  947    $1,050
  11 5/8% Senior Subordinated Notes due 2009................       500       500
  Debentures due 2008 through 2025, average effective
     interest rate 9.3% in 2000 and 1999....................         3         3
  Notes due 2001 through 2007, average effective interest
     rate 8.5% in 2000 and 8.9% in 1999.....................        17        17
Other subsidiaries --
  Notes due 2001 through 2011, average effective interest
     rate 6.9% in 2000 and 10.8% in 1999....................        22         9
                                                                ------    ------
                                                                 1,489     1,579
Less -- current maturities..................................        54         1
                                                                ------    ------
Total long-term debt........................................    $1,435    $1,578
                                                                ======    ======

     The aggregate maturities and sinking fund requirements applicable to the issues outstanding at December 31, 2000, are $54 million, $109 million, $99 million, $97 million, and $98 million for 2001, 2002, 2003, 2004, and 2005, respectively.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Short-Term Debt

     We principally use a revolving credit facility to finance our short-term capital requirements. Information regarding our short-term debt as of and for the years ended December 31, 2000 and 1999, is as follows:

                                                                2000    1999
                                                                ----    ----
                                                                 (MILLIONS)
Current maturities on long-term debt........................    $54     $ 1
Notes payable...............................................     38      55
                                                                ---     ---
Total short-term debt.......................................    $92     $56
                                                                ===     ===

                                                                  2000               1999
                                                                --------    ----------------------
                                                                 NOTES      COMMERCIAL     NOTES
                                                                PAYABLE*      PAPER       PAYABLE*
                                                                --------    ----------    --------
                                                                      (DOLLARS IN MILLIONS)
Outstanding borrowings at end of year.......................     $  38         $ --        $  55
Weighted average interest rate on outstanding borrowings at
  end of year...............................................      12.7%          --%        17.7%
Approximate maximum month-end outstanding borrowings during
  year......................................................     $ 122         $822        $ 287
Approximate average month-end outstanding borrowings during
  year......................................................     $  73         $280        $ 143
Weighted average interest rate on approximate average
  month-end outstanding borrowings during year..............      15.2%         5.3%         9.1%

-------------------------
* Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

  Financing Arrangements

                                                               COMMITTED CREDIT FACILITIES(A)
                                              -----------------------------------------------------------------
                                                                           DECEMBER 31, 2000
                                                         ------------------------------------------------------
                                                                                      LETTERS OF
                                               TERM      COMMITMENTS    BORROWINGS    CREDIT(B)       AVAILABLE
                                              -------    -----------    ----------    ----------      ---------
                                                                         (MILLIONS)
Tenneco Automotive Inc. revolving credit
  agreement...............................       2005       $500           $12           $34            $454
Subsidiaries' credit agreements...........    Various         26            26            --              --
                                                            ----           ---           ---            ----
                                                            $526           $38           $34            $454
                                                            ====           ===           ===            ====

-------------------------
(a) We generally are required to pay commitment fees on the unused portion of the total commitment and facility fees on the total commitment.

(b) Letters of credit reduce the available borrowings under the revolving credit agreement.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     As part of the debt realignment, on September 30, 1999, we entered into a $1.55 billion committed senior secured financing arrangement with a syndicate of banks and other financial institutions. On October 20, 2000, we entered into an agreement to amend this facility to: (i) relax the financial covenant ratios beginning in the fourth quarter of 2000, (ii) exclude up to $80 million of cash charges and expenses related to cost reduction initiatives from the calculation of EBITDA for our financial ratios through 2001 and, (iii) make certain other technical changes. In exchange for these amendments, we agreed to certain interest rate increases, lowered our capital expenditure limits and paid an aggregate fee of about $3 million. The remainder of this discussion describes the senior secured credit facility, as amended.

     As a result of significant reductions in North American vehicle production levels announced by our original equipment customers since late in the fourth quarter of last year and further weakening of the global aftermarket, a trend that accelerated late in the fourth quarter of last year as well, we entered into a second amendment of our senior credit facility on March 22, 2001. The second amendment revised the financial covenant ratios we are required to maintain for each of the fiscal quarters ending in 2001. The second amendment also reduced the limitation on 2001 capital expenditures from $225 million to $150 million, and required that net cash proceeds from all significant, non-ordinary course asset sales be used to prepay the senior term loans. In exchange for these amendments, we agreed to a 25 basis point increase in interest rates on the senior term loans and our revolving credit facility and paid an aggregate fee of about $3 million to consenting lenders. The amendment also provides for the continued availability of the full amount of our $500 million revolving credit facility. At December 31, 2000, we had $454 million available for borrowing under the revolving credit facility. Based on our current projections, we believe that we will be able to meet these revised financial covenant ratios and capital expenditure requirements.

     Our ability to meet our financial covenants in 2001 and beyond depends upon a number of operational and economic factors, many of which are beyond our control. Factors that could impact our compliance with our financial covenants include the rate at which consumers continue to buy new vehicles and the rate at which they continue to repair vehicles already in service. Persistently lower North American vehicle production levels, further weakening in the global aftermarket beyond our expectation, or an unanticipated reduction in vehicle production levels in Europe, could impact our ability to meet our financial covenant ratios. In the event that we are unable to meet these revised financial covenants, we would consider several options to meet our cash flow needs. These options could include further renegotiations with our senior lenders, additional cost reduction or restructuring initiatives, sales of assets or capital stock, or other alternatives to enhance our financial and operating position.

     The remainder of this discussion describes the senior secured credit facility, as amended on March 22, 2001.

     The senior secured credit facility consists of: (i) a $500 million revolving credit facility having a final maturity date of November 4, 2005; (ii) a $406 million term loan having a final maturity date of November 4, 2005; (iii) a $270 million term loan having a final maturity date of November 4, 2007 and;
(iv) a $270 million term loan having a final maturity date of May 4, 2008. A portion of each term loan is payable in quarterly installments beginning September 30, 2001. Borrowings under the facility bear interest at an annual rate equal to, at the borrower's option, either (i) the London Interbank Offering Rate plus a margin of 325 basis points for the six-year revolving credit facility and the six-year term loan, 375 basis points for the eight-year term loan and 400 basis points for the eight-and-one-half year term loan; or
(ii) a rate consisting of the greater of JP Morgan Chase's prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 225 basis points for the six-year revolving credit facility and the six-year term loan, 275 basis points for the eight-year term loan and 300 basis points for the eight-and-one-half year term loan. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and the six-year term loan may be adjusted based on our consolidated leverage ratio (total debt divided by consolidated earnings before interest, taxes, depreciation and

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES amortization ("EBITDA") as defined in the senior credit facility agreement) measured at the end of each quarter.

     The amended senior credit facility requires that we maintain the following consolidated leverage ratios (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratios (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratios (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid).

                                                                     QUARTER ENDING
                                                   ---------------------------------------------------
                                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                     2001        2001         2001            2001
                                                   ---------   --------   -------------   ------------
Leverage Ratio..................................     6.00        6.25         6.00            5.50
Interest Coverage Ratio.........................     1.40        1.35         1.40            1.55
Fixed Charge Coverage Ratio.....................      .60         .55          .65             .80

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(a) incurring additional liens; (b) sale and leaseback transactions; (c) liquidations and dissolutions; (d) incurring additional indebtedness or guarantees; (e) capital expenditures; (f) dividends, (g) mergers and consolidations; and (h) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. At December 31, 2000, we were in compliance with these requirements.

     On October 14, 1999, we issued $500 million of 11 5/8% Senior Subordinated Notes due 2009. The senior subordinated debt indenture requires that we, as a condition to incurring certain types of indebtedness not otherwise permitted, initially maintain an interest coverage ratio of not less than 2.00. Under the terms of the indenture, the minimum interest coverage ratio increases to 2.25 beginning on October 15, 2001. The indenture also contains restrictions on our operations, including limitations on: (1) incurring additional indebtedness or liens; (2) dividends, (3) distributions and stock repurchases; (4) investments; and (5) mergers and consolidations. All of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us.

5. FINANCIAL INSTRUMENTS

     The carrying and estimated fair values of our financial instruments by class at December 31, 2000 and 1999, were as follows:

                                                                   2000                   1999
                                                            -------------------    -------------------
                                                            CARRYING     FAIR      CARRYING     FAIR
                                                             AMOUNT      VALUE      AMOUNT      VALUE
                                                            --------    -------    --------    -------
                                                                            (MILLIONS)
                                                                       ASSETS (LIABILITIES)
Long-term debt (including current maturities)...........    $(1,489)    $(1,066)   $(1,579)    $(1,588)
Instruments with off-balance-sheet risk
  Foreign currency contracts............................         --          --         --          --
  Financial guarantees..................................         --          (9)        --         (38)
  Interest rate swaps...................................         --          (8)        --          --

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

  Instruments With Off-Balance-Sheet Risk

     Foreign Currency Contracts -- Note 1, "Summary of Accounting
Policies -- Risk Management Activities" describes our use of and accounting for foreign currency exchange contracts. The following table summarizes by major currency the contractual amounts of foreign currency contracts we utilize:

                                                                          NOTIONAL AMOUNT
                                                                ------------------------------------
                                                                  DECEMBER 31,        DECEMBER 31,
                                                                      2000                1999
                                                                ----------------    ----------------
                                                                PURCHASE    SELL    PURCHASE    SELL
                                                                --------    ----    --------    ----
                                                                             (MILLIONS)
Foreign currency contracts (in U.S.$):
  Australian dollars........................................      $  6      $ 26      $  5      $ 40
  British pounds............................................       157        99       175       149
  Canadian dollars..........................................        12        43        12        67
  Czech Republic koruna.....................................         1         8         1        15
  Danish kroner.............................................         9        61        --        46
  European euro.............................................        54        10        38        26
  South African rand........................................         9        19        --        --
  U.S. dollars..............................................        56        37       153        35
  Other.....................................................         6         7         6        12
                                                                  ----      ----      ----      ----
                                                                  $310      $310      $390      $390
                                                                  ====      ====      ====      ====

     Based on exchange rates at December 31, 2000 and 1999, the cost of replacing these contracts in the event of non-performance by the counterparties would not have been material.

     Guarantees -- We had guaranteed payment and performance of approximately $9 million and $38 million at December 31, 2000 and 1999, respectively, primarily with respect to letters of credit and other guarantees supporting various financing and operating activities.

     As of the spin-off, all of our then existing and future material domestic wholly owned subsidiaries fully and unconditionally guaranteed the senior secured credit facility and the senior subordinated notes on a joint and several basis. You should also read Note 13 where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

     Interest Rate Swaps -- Under the terms of our senior credit facility agreement, we hedged our exposure to floating interest rates by entering into floating to fixed interest rate swaps covering $300 million of our floating rate debt. The cost of replacing these contracts in the event of non-performance by the counterparties would not be material.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

6. INCOME TAXES

     The domestic and foreign components of our income from continuing operations before income taxes are as follows:

                                                                      YEARS ENDED
                                                                     DECEMBER 31,
                                                                -----------------------
                                                                2000     1999     1998
                                                                -----    -----    -----
                                                                      (MILLIONS)
U.S. income (loss) before income taxes......................    $(192)   $ (42)   $ (65)
Foreign income before income taxes..........................      126       84      223
                                                                -----    -----    -----
Income before income taxes..................................    $ (66)   $  42    $ 158
                                                                =====    =====    =====

     Following is a comparative analysis of the components of income tax expense applicable to continuing operations:

                                                                      YEARS ENDED
                                                                     DECEMBER 31,
                                                                -----------------------
                                                                2000     1999     1998
                                                                -----    -----    -----
                                                                      (MILLIONS)
Current --
  U.S. .....................................................    $ (10)   $ (44)   $  72
  State and local...........................................        1       (4)     (21)
  Foreign...................................................       25       33       38
                                                                -----    -----    -----
                                                                   16      (15)      89
                                                                -----    -----    -----
Deferred --
  U.S. .....................................................      (56)      62     (109)
  Foreign, state, and other.................................       13       35       33
                                                                -----    -----    -----
                                                                  (43)      97      (76)
                                                                -----    -----    -----
Income tax expense..........................................    $ (27)   $  82    $  13
                                                                =====    =====    =====

     Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35% for all years presented) to the income tax expense reflected in the statements of income:

                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                                --------------------
                                                                2000    1999    1998
                                                                ----    ----    ----
                                                                     (MILLIONS)
Tax expense computed at the statutory U.S. federal income
  tax rate..................................................    $(23)   $15     $ 55
Increases (reductions) in income tax expense resulting from:
  Foreign income taxed at different rates and foreign losses
     with no tax benefit....................................      (2)    (2)     (12)
  Taxes on repatriation dividends...........................      --     33       --
  State and local taxes on income, net of U.S. federal
     income tax benefit.....................................      (4)    (2)      (8)
  Recognition of previously unbenefited loss
     carryforwards..........................................      (6)    (4)      (5)
  Amortization of nondeductible goodwill....................       3      3        3
  Tax effect of intercompany allocation.....................      --     18       --
  Nondeductible restructuring expenses......................       1     15       --
  Other.....................................................       4      6      (20)
                                                                ----    ---     ----
Income tax expense..........................................    $(27)   $82     $ 13
                                                                ====    ===     ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     The components of our net deferred tax liability were as follows:

                                                                DECEMBER 31,
                                                                ------------
                                                                2000    1999
                                                                ----    ----
                                                                 (MILLIONS)
Deferred tax assets --
  Tax loss carryforwards:
     U.S. ..................................................    $154    $ 78
     State..................................................      10       2
     Foreign................................................      54      49
  Postretirement benefits other than pensions...............      36      31
  Other.....................................................      14      28
  Valuation allowance.......................................     (30)    (25)
                                                                ----    ----
       Net deferred tax asset...............................     238     163
                                                                ----    ----
Deferred tax liabilities --
  Tax over book depreciation................................     149     132
  Pensions..................................................       8      13
  Other.....................................................      70      54
                                                                ----    ----
       Total deferred tax liability.........................     227     199
                                                                ----    ----
Net deferred tax asset (liability)..........................    $ 11    $(36)
                                                                ====    ====

     As shown by the valuation allowance in the table above, we had potential tax benefits of $30 million and $25 million at December 31, 2000 and 1999, respectively, that we did not recognize in the statements of income when they were generated. These unrecognized tax benefits resulted primarily from foreign tax loss carryforwards that are available to reduce future foreign tax liabilities.

     The $440 million of U.S. tax loss carryforwards that exist at December 31, 2000, expire beginning in 2019. The $220 million of state tax loss carryforwards that exist at December 31, 2000, will expire in varying amounts over the period from 2001 to 2020. Of the $185 million of foreign tax loss carryforwards that exist at December 31, 2000, $163 million do not expire and the remainder expires in varying amounts over the period from 2001 to 2010.

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

     We have authorized 135 million shares ($.01 par value) of common stock, of which 37,797,256 shares and 34,970,485 shares were issued at December 31, 2000 and 1999, respectively. We held 1,298,498 shares of treasury stock at December 31, 2000 and 1,298,373 shares at December 31, 1999.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Reserved

     The total number of shares of our common stock reserved at December 31, 2000 and 1999, were as follows:

                                                               DECEMBER 31,
                                                           ---------------------
                  ORIGINAL ISSUE SHARES                      2000        1999
                  ---------------------                    ---------   ---------
Employee Stock Ownership Plans (401(k) plans)............  3,100,000     380,000
Tenneco Automotive Inc. Stock Ownership Plan (stock award
  plan)..................................................  2,497,413   8,603,344
Employee Stock Purchase Plan.............................         --     232,052
                                                           ---------   ---------
                                                           5,597,413   9,215,396
                                                           =========   =========
                     TREASURY STOCK
---------------------------------------------------------
Tenneco Automotive Inc. Supplemental Stock Ownership Plan
  (stock award plan).....................................  1,052,794   1,119,500
                                                           ---------   ---------
                                                           1,052,794   1,119,500
                                                           =========   =========

  Stock Plans

     Tenneco Automotive Inc. Stock Ownership Plan -- In December 1996, we adopted the 1996 Stock Ownership Plan, which permits the granting of a variety of awards, including common stock, restricted stock, performance units, stock appreciation rights ("SARs"), and stock options to our directors, officers, and employees. The plan, which will terminate December 31, 2001, was renamed the "Tenneco Automotive Inc. Stock Ownership Plan" in connection with the spin-off. We can issue up to 9.4 million shares of common stock under the Stock Ownership Plan after adjusting for the spin-off and reverse stock split. In December 1999, we adopted the Tenneco Automotive Inc. Supplemental Stock Ownership Plan, which permits the granting of a variety of similar awards to our directors, officers and employees. We can issue up to about 1.1 million treasury shares under the Supplemental Stock Ownership Plan.

     Restricted Stock/Units, Performance Units, and Stock Equivalent Units -- We have granted restricted stock and restricted units to certain key employees. These awards generally require, among other things, that the employee remains our employee during the restriction period. We have also granted performance units to certain key employees that are payable in common stock at the end of three years after the date of grant based on the attainment of specified performance goals for the three years. We have also granted stock equivalent units to certain key employees that are payable in cash annually at the then current market price of our common stock based on the attainment of specified performance goals. During 2000, 1999, and 1998, we granted 2,735,174, 2,705,107, and 640,810 shares and units, respectively, with a weighted average fair value based on the price of our common stock on the grant date of $8.46, $8.56, and $38.03 per share, respectively. At December 31, 2000, 283,770 restricted shares at an average price of $8.33 per share, 467,416 performance units at an average price of $8.48 per share, 39,076 restricted units at an average price of $8.56 per unit, and 1,944,912 stock equivalent units at an average price of $8.48 per unit were outstanding.

     Under the Stock Ownership Plan, we have granted restricted stock and performance units to each member of the Board of Directors who is not also an officer. During 2000, 1,000 performance units per non-employee director were issued under this plan at the weighted average fair value of our stock on the grant date of $5.75 per share. During 1999 and 1998, 6,000 and 1,700 restricted shares and units, respectively, were issued under this plan at a weighted average fair value of our stock on the grant date of $8.56 and $37.31 per share, respectively. At December 31, 2000, no restricted shares and 7,000 performance units at an average price of $8.16 per unit were outstanding under this plan.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     Employee Stock Ownership Plans (401(k) Plans) -- We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans participants may elect to defer up to 16% of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. Through December 31, 2000, we matched qualified contributions with a contribution of 100% of each employee's contribution up to 8% of the employee's salary. Beginning January 1, 2001, this match was reduced to 75% of each employee's contribution up to 8% of the employee's salary. These matching contributions are made in company stock and approximated $16 million and $8 million (representing 1.6 million and .8 million common shares, respectively), for the years ended December 31, 2000 and 1999, respectively. All contributions vest immediately.

     Employee Stock Purchase Plan -- Effective April 1, 1997, we adopted an Employee Stock Purchase Plan ("ESPP") that allowed U.S. and Canadian employees to purchase our common stock at a 15% discount. Each year employees participating in the ESPP were able purchase shares with a discounted value not to exceed $21,250. Under the ESPP, we sold 281,056, and 613,195 shares to employees in 1999 and 1998, respectively. The weighted average fair value of the employee purchase right, which was estimated using the Black-Scholes option pricing model and the assumptions described below except that the average life of each purchase right was assumed to be 90 days, was $4.29 and $6.31, in 1999 and 1998, respectively. The ESPP was suspended in June 1999, in connection with the reorganization transactions, and terminated during 2000.

     Stock Options -- The following table reflects the status and activity for all stock options we have issued for the periods indicated:

                                            2000                    1999                    1998
                                    ---------------------   ---------------------   ---------------------
                                                 WEIGHTED                WEIGHTED                WEIGHTED
                                      SHARES       AVG.       SHARES       AVG.       SHARES       AVG.
                                      UNDER      EXERCISE     UNDER      EXERCISE     UNDER      EXERCISE
          STOCK OPTIONS               OPTION      PRICES      OPTION      PRICES      OPTION      PRICES
          -------------             ----------   --------   ----------   --------   ----------   --------
Outstanding, beginning of year....   9,966,147    $19.83    12,423,304    $42.58    11,924,072    $43.42
  Granted before the reverse stock
     split........................          --        --     1,763,700     39.04     1,745,480     37.30
  Cancelled before the reverse
     stock split..................          --        --    (9,968,074)    41.86    (1,123,639)    43.53
  Adjustment for reverse stock
     split and spin-off...........          --        --     3,702,596     20.04            --        --
  Granted after the reverse stock
     split........................      72,083      8.82     2,047,500      8.56            --        --
  Cancelled after the reverse
     stock split..................  (1,268,310)    21.90        (2,879)    20.32            --        --
  Stock option buyback............  (6,016,975)    22.57            --        --            --        --
  Exercised.......................          --        --            --        --      (122,609)    38.58
                                    ----------              ----------              ----------
Outstanding, end of year..........   2,752,945     12.59     9,966,147     19.83    12,423,304     42.58
                                    ==========              ==========              ==========
Options exercisable at end of
  year............................   1,433,520     16.34     5,574,049     23.15     7,522,654     42.84
Weighted average fair value of
  options granted during the
  year............................  $     5.64              $     3.03              $    10.82

     The fair value of each option granted during 2000, 1999, and 1998 is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for grants in 2000, 1999, and 1998, respectively: (i) risk-free interest rates of 6.3%, 5.9%, and 5.7%; (ii) expected lives of 10.0, 5.7, and 9.9 years; (iii) expected volatility 40.7%, 26.9%, and 25.6%; and (iv) dividend yield of 0.0%, 2.6%, and 3.2%.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     The following table reflects summarized information about stock options outstanding at December 31, 2000:

                                                     OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                            --------------------------------------   ----------------------
                                                          WEIGHTED AVG.   WEIGHTED                 WEIGHTED
                                              NUMBER        REMAINING       AVG.       NUMBER        AVG.
                                            OUTSTANDING    CONTRACTUAL    EXERCISE   EXERCISABLE   EXERCISE
         RANGE OF EXERCISE PRICE            AT 12/31/00       LIFE         PRICE     AT 12/31/00    PRICE
         -----------------------            -----------   -------------   --------   -----------   --------
$ 8.00 - $14.00...........................   1,970,508      8.9 years        8.53       651,083       8.56
$14.00 - $21.00...........................     142,932     13.5 years       17.36       142,932      17.36
$21.00 - $27.00...........................     639,505      6.3 years       24.03       639,505      24.03
                                            ----------                                ---------
                                             2,752,945                                1,433,520
                                            ==========                                =========

     We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock-based compensation plans. We recognized after-tax stock-based compensation expense in 2000 of $10 million, in 1999 of $11 million, and in 1998 of $3 million, of which $8 million in 1999 and $3 million in 1998, related to restricted stock and performance shares awarded to employees of our discontinued operations. Had compensation costs for our stock-based compensation plans been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," based on the fair value at the grant dates for the awards under those plans, our pro forma net income and earnings per diluted share of common stock for the years ended December 31, 2000, 1999 and 1998, would have been lower by $4 million or $.11 per diluted common share, $13 million or $.39 per diluted common share, and $33 million or $.19 per diluted common share, of which $8 million in 1999, and $20 million in 1998 related to employees of our discontinued operations.

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

  Dividend Reinvestment and Stock Purchase Plan

     Under the Tenneco Automotive Inc. Dividend Reinvestment and Stock Purchase Plan, holders of our common stock may apply cash dividends and optional cash investments to the purchase of additional shares of our common stock.

  Stock Repurchase Plans

     During 1997, we initiated a common stock repurchase program to acquire up to 8.5 million shares. Approximately 7.5 million shares were acquired under this program at a total cost of approximately $289 million. All purchases that we executed through this program were in the open market or negotiated purchases. No shares have been repurchased subsequent to the spin-off.

  Earnings Per Share

     Earnings (loss) per share of common stock outstanding were computed as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------
                                                              2000             1999             1998
                                                          -------------    -------------    -------------
                                                           (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic earnings (loss) per share --
  Income (loss) from continuing operations............     $       (41)     $       (63)     $       116
                                                           ===========      ===========      ===========
  Average shares of common stock outstanding..........      34,735,766       33,480,686       33,701,115
                                                           ===========      ===========      ===========
  Earnings (loss) from continuing operations per
     average share of common stock....................     $     (1.18)     $     (1.87)     $      3.45
                                                           ===========      ===========      ===========
Diluted earnings (loss) per share --
  Income (loss) from continuing operations............     $       (41)     $       (63)     $       116
                                                           ===========      ===========      ===========
  Average shares of common stock outstanding..........      34,735,766       33,480,686       33,701,115
  Effect of dilutive securities:
       Restricted stock...............................          13,650           18,545           10,586
       Stock options..................................             438            8,055           17,647
       Performance shares.............................         156,971          148,777           37,558
                                                           -----------      -----------      -----------
  Average shares of common stock outstanding including
     dilutive securities..............................      34,906,825       33,656,063       33,766,906
                                                           ===========      ===========      ===========
  Earnings (loss) from continuing operations per
     average share of common stock....................     $     (1.18)     $     (1.87)     $      3.44
                                                           ===========      ===========      ===========

8. PREFERRED STOCK

     We had 50 million shares of preferred stock ($.01 par value) authorized at December 31, 2000 and 1999. No shares of preferred stock were outstanding at those dates. We have designated and reserved 2 million shares of the preferred stock as junior preferred stock for the Rights Plan.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

9. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     A summary of the change in benefit obligation, the change in plan assets, the development of net amount recognized, and the amounts recognized in the balance sheets for the pension plans and postretirement benefit plans follows:

                                                                PENSION      POSTRETIREMENT
                                                              ------------   ---------------
                                                              2000    1999    2000     1999
                                                              -----   ----   ------   ------
                                                                        (MILLIONS)
Change in benefit obligation:
  Benefit obligation at September 30 of the previous year...  $ 282   $552   $ 122    $ 115
  Spin-off of Pactiv........................................     --   (285)     --       --
  Currency rate conversion..................................     (8)    (4)     --       --
  Curtailment...............................................      1     --      (2)      --
  Service cost..............................................     14      8       4        4
  Interest cost.............................................     21     17       9        8
  Plan amendments/new salaried plan.........................     30      5     (18)      --
  Actuarial loss (gain).....................................     (8)     4      (5)       4
  Benefits paid.............................................    (16)   (15)     (9)      (9)
                                                              -----   ----   -----    -----
  Benefit obligation at September 30........................  $ 316   $282   $ 101    $ 122
                                                              =====   ====   =====    =====
Change in plan assets:
  Fair value at September 30 of the previous year...........  $ 274   $583   $  --    $  --
  Spin-off of Pactiv........................................     --   (338)     --       --
  Currency rate conversion..................................     (6)    --      --       --
  Actual return on plan assets..............................     33     35      --       --
  Employer contributions....................................      8      8       9        9
  Participants' contributions...............................      1      1      --       --
  Benefits paid.............................................    (16)   (15)     (9)      (9)
                                                              -----   ----   -----    -----
  Fair value at September 30................................  $ 294   $274   $  --    $  --
                                                              =====   ====   =====    =====
Development of net amount recognized:
  Funded status at September 30.............................  $ (22)  $ (8)  $(101)   $(122)
  Contributions during the fourth quarter...................      2      2       2        2
  Unrecognized cost:
     Actuarial loss (gain)..................................    (16)     5      23       30
     Prior service cost.....................................     40     15     (19)      (1)
     Transition liability (asset)...........................     (2)    (3)     --       --
                                                              -----   ----   -----    -----
  Net amount recognized at December 31......................  $   2   $ 11   $ (95)   $ (91)
                                                              =====   ====   =====    =====
Amounts recognized in the balance sheets:
  Prepaid benefit cost......................................  $  31   $ 37   $  --    $  --
  Accrued benefit cost......................................    (34)   (35)    (95)     (91)
  Intangible asset..........................................      2      4      --       --
  Accumulated other comprehensive income....................      3      5      --       --
                                                              -----   ----   -----    -----
  Net amount recognized.....................................  $   2   $ 11   $ (95)   $ (91)
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     Net periodic pension costs from continuing operations for the years 2000, 1999, and 1998, consist of the following components:

                                                              2000   1999   1998
                                                              ----   ----   ----
                                                                  (MILLIONS)
Service cost -- benefits earned during the year.............  $ 14   $  8   $ 13
Interest on prior year's projected benefit obligation.......    21     17     36
Expected return on plan assets..............................   (24)   (22)   (48)
Curtailment gain............................................    (2)    --     --
Net amortization:
  Actuarial loss............................................    --     --      1
  Prior service cost........................................     3      1      1
  Transition asset..........................................    --     --     (2)
                                                              ----   ----   ----
Net pension costs...........................................  $ 12   $  4   $  1
                                                              ====   ====   ====
Other comprehensive income..................................  $ (1)  $ (7)  $(11)
                                                              ====   ====   ====

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets were $44 million, $40 million, and $7 million, respectively, as of September 30, 2000, and $50 million, $48 million, and $13 million, respectively, as of September 30, 1999. An additional expense of $1 million was recorded in 1999 related to our December adoption of the Tenneco Automotive Retirement Plan.

     The weighted average discount rates (which are based on long-term market rates) used in determining the 2000, 1999, and 1998 actuarial present value of the benefit obligations were 7.3%, 6.9%, and 6.9%, respectively. The rate of increase in future compensation was 4.3%, 4.3%, and 4.7%, for 2000, 1999, and 1998, respectively. The weighted average expected long-term rate of return on plan assets for 2000, 1999, and 1998 was 9.4%, 9.4%, and 9.8%, respectively.

     Net periodic postretirement benefit cost from continuing operations for the years 2000, 1999, and 1998, consist of the following components:

                                                              2000   1999   1998
                                                              ----   ----   ----
                                                                  (MILLIONS)
Service cost -- benefits earned during the year.............  $ 4    $ 4    $ 2
Interest on accumulated postretirement benefit obligation...    9      8      8
Net amortization of actuarial loss..........................    1      1      1
Curtailment gain............................................   (1)    --     --
                                                              ---    ---    ---
Net periodic postretirement benefit cost....................  $13    $13    $11
                                                              ===    ===    ===

     The weighted average assumed health care cost trend rate used in determining the accumulated postretirement benefit obligation was 5% for all periods.

     Increasing the assumed health care cost trend rate by one percentage point in each year would increase the 2000, 1999, and 1998, accumulated postretirement benefit obligations by approximately $11 million, $13 million, and $13 million, respectively, and would increase the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost by approximately $2 million each year for 2000, 1999, and 1998.

     Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the 2000 accumulated postretirement benefit obligation by approximately $10 million and would

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES decrease the aggregate of service cost and interest cost components of the net periodic postretirement benefit cost by $1 million.

     The discount rates (which are based on long-term market rates) used in determining the 2000, 1999, and 1998 accumulated postretirement benefit obligations were 8.0%, 7.50%, and 7.00 respectively.

10. SEGMENT AND GEOGRAPHIC AREA INFORMATION

     We are a global manufacturer with two geographic reportable segments: North America and Europe. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. The accounting policies of the segments are the same as described in Note 1, "Summary of Accounting Policies." We evaluate segment performance based primarily on income before interest expense, income taxes, and minority interest. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products. Segment results for 2000, 1999, and 1998 are as follows:

                                                                                   SEGMENT
                                                              --------------------------------------------------
                                                                                          RECLASS
                                                               NORTH                         &
                                                              AMERICA   EUROPE   OTHER     ELIMS    CONSOLIDATED
                                                              -------   ------   ------   -------   ------------
                                                                                  (MILLIONS)
AT DECEMBER 31, 2000, AND FOR THE YEAR THEN ENDED
Revenues from external customers............................   1,967     1,247      335      --         3,549
Intersegment revenues.......................................      10        45       13     (68)           --
Interest income.............................................      --         1        2      --             3
Depreciation and amortization...............................      85        42       24      --           151
Income before interest, income taxes, and minority
  interest..................................................      68        40       12      --           120
Extraordinary loss..........................................      --        --       (1)     --            (1)
Total assets................................................   1,213       980      664     (29)        2,886
Investment in affiliated companies..........................      --        11       --      --            11
Capital expenditures for continuing operations..............      71        59       16      --           146
Noncash items other than depreciation and amortization......      11        (6)      (3)     --             2
AT DECEMBER 31, 1999, AND FOR THE YEAR THEN ENDED
Revenues from external customers............................  $1,760    $1,235   $  284    $ --        $3,279
Intersegment revenues.......................................       8        38       13     (59)           --
Interest income.............................................      --        --        7      --             7
Depreciation and amortization...............................      69        44       31      --           144
Income before interest, income taxes, and minority
  interest..................................................     166        44      (62)     --           148
Income (loss) from discontinued operations..................      --        --     (208)     --          (208)
Extraordinary loss..........................................      --        --      (18)     --           (18)
Cumulative effect of change in accounting principle.........     (65)      (32)     (37)     --          (134)
Total assets (Note).........................................   1,193       944      840     (34)        2,943
Investment in affiliated companies..........................      --         1       --      --             1
Capital expenditures for continuing operations..............      71        65       18      --           154
Noncash items other than depreciation and amortization......       8        23       (4)     --            27

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                                                                   SEGMENT
                                                              --------------------------------------------------
                                                                                          RECLASS
                                                               NORTH                         &
                                                              AMERICA   EUROPE   OTHER     ELIMS    CONSOLIDATED
                                                              -------   ------   ------   -------   ------------
                                                                                  (MILLIONS)
AT DECEMBER 31, 1998, AND FOR THE YEAR THEN ENDED
Revenues from external customers............................  $1,679    $1,252   $  306    $ --        $3,237
Intersegment revenues.......................................       9        26       10     (45)           --
Interest income.............................................      --        --        6      --             6
Depreciation and amortization...............................      72        51       27      --           150
Income before interest, income taxes, and minority
  interest..................................................      58       155       14      --           227
Income (loss) from discontinued operations..................      --        --      139      --           139
Total assets (Note).........................................   1,062     1,046    2,703     (52)        4,759
Net assets of discontinued operations.......................      --        --    1,739      --         1,739
Investment in affiliated companies..........................      --         1       --      --             1
Capital expenditures for continuing operations..............      96        67       32      --           195
Noncash items other than depreciation and amortization......       3         5       (1)     --             7

-------------------------
Note: The Other segment's total assets include the net assets of discontinued operations.

     The following table shows information relating to our external customer revenues for each product or each group of similar products:

                                                                      NET SALES AND
                                                                    OPERATING REVENUES
                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                 2000      1999      1998
                                                                ------    ------    ------
                                                                        (MILLIONS)
EMISSIONS CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................    $  449    $  514    $  590
  Original equipment market.................................     1,758     1,401     1,224
                                                                ------    ------    ------
                                                                 2,207     1,915     1,814
                                                                ------    ------    ------
RIDE CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................    $  627    $  634    $  685
  Original equipment market.................................       715       730       738
                                                                ------    ------    ------
                                                                 1,342     1,364     1,423
                                                                ------    ------    ------
          Total.............................................    $3,549    $3,279    $3,237
                                                                ======    ======    ======

     During 2000, sales to three major customers comprised approximately 16.6%, 13.5%, and 11.5% of consolidated net sales and operating revenues. During 1999, sales to three major customers comprised approximately 13.8%, 13.6%, and 10.3% of consolidated net sales and operating revenues. During 1998, sales to two major customers comprised 12.8% and 13.7% of consolidated net sales and operating revenues.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                                       GEOGRAPHIC AREA
                                                -----------------------------
                                                UNITED               OTHER      RECLASS &
                                                STATES   GERMANY   FOREIGN(A)     ELIMS     CONSOLIDATED
                                                ------   -------   ----------   ---------   ------------
                                                                       (MILLIONS)
AT DECEMBER 31, 2000, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers(b)...........  $1,587    $415       $1,547       $  --        $3,549
Long-lived assets(c)..........................     556      82          566          --         1,204
Total assets..................................   1,436     223        1,333        (106)        2,886
AT DECEMBER 31, 1999, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers(b)...........  $1,460    $355       $1,464       $  --        $3,279
Long-lived assets(c)..........................     578      88          568          --         1,234
Total assets..................................   1,497     205        1,309         (68)        2,943
AT DECEMBER 31, 1998, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers(b)...........  $1,432    $321       $1,484       $  --        $3,237
Long-lived assets(c)..........................     648     116          654          --         1,418
Total assets(d)...............................   2,733     444        1,646         (64)        4,759

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

11. COMMITMENTS AND CONTINGENCIES

  Capital Commitments

     We estimate that expenditures aggregating approximately $45 million will be required after December 31, 2000, to complete facilities and projects authorized at such date, and we have made substantial commitments in connection with these facilities and projects.

  Lease Commitments

     We have long-term leases for certain facilities, equipment, and other assets. The minimum lease payments under non-cancelable leases with lease terms in excess of one year are:

                                                                                   SUBSEQUENT
                                           2001    2002    2003    2004    2005      YEARS
                                           ----    ----    ----    ----    ----    ----------
                                                               (MILLIONS)
Operating Leases.......................    $13     $12     $12     $11     $ 8        $21
Capital Leases.........................    $ 2     $ 2     $ 2     $ 2     $ 2        $14

     Total rental expense for continuing operations for the year 2000, 1999, and 1998 was $36 million, $34 million, and $31 million respectively.

  Litigation

     We are party to various legal proceedings arising from our operations. We believe that the outcome of these proceedings, individually and in the aggregate, will have no material effect on our financial position or results of operations.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Environmental Matters

     We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experience and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed and determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

     At December 31, 2000, we had been designated as a potentially responsible party in four Superfund sites. We have estimated our share of the remediation costs for these sites to be approximately $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $16 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in our determination of our estimated liability.

     As previously disclosed, we undertook a third-party evaluation of estimated environmental remediation costs at one of our facilities in 2000. The evaluation was initiated as a result of testing that indicated the potential underground migration of some contaminants beyond our facility property. In the fourth quarter 2000, we completed the evaluation of on-site contamination and recorded a charge of $3 million in the fourth quarter of 2000 to increase our reserve for remediation activities, which is reflected in our estimation of remediation costs described above. We are in the process of completing and analyzing the results of our evaluation of off-site contamination migration from that facility and as a result we expect to increase our reserve for this facility in an amount that we estimate will be in the range of $4 million to $6 million in the first quarter of 2001. The reserves required could be material to our income statement in the period when we are required to adjust them. However, we believe that these potential costs as well as the costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our consolidated financial position.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

12. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

  Basis of Presentation

     We issued senior subordinated notes due 2009 as a component of a plan to realign our debt prior to the spin-off. You should also read Note 3, "Discontinued Operations and Extraordinary Loss" for further discussion of the spin-off and debt realignment and Note 5, "Financial Instruments" for further discussion of the notes and related guarantee. All of our existing and future material domestic wholly owned subsidiaries (which comprise the Guarantor Subsidiaries) fully and unconditionally guarantee the notes on a joint and several basis. We have not presented separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries because management has determined that such information is not material to the holders of the notes. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENT OF INCOME

                                                            FOR THE YEAR ENDED DECEMBER 31, 2000
                                         --------------------------------------------------------------------------
                                                                             TENNECO
                                                                         AUTOMOTIVE INC.
                                          GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                         SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                         ------------    ------------    ---------------    -------    ------------
                                                                         (MILLIONS)
REVENUES
  Net sales and operating revenues --
     External..........................     $1,587          $1,962            $  --          $  --        $3,549
     Affiliated companies..............         73              71               --           (144)           --
                                            ------          ------            -----          -----        ------
                                             1,660           2,033               --           (144)        3,549
                                            ------          ------            -----          -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).........      1,296           1,614               --           (144)        2,766
  Engineering, research, and
     development.......................         28              30               --             --            58
  Selling, general, and
     administrative....................        276             183               --             --           459
  Depreciation and amortization........         78              73               --             --           151
                                            ------          ------            -----          -----        ------
                                             1,678           1,900               --           (144)        3,434
                                            ------          ------            -----          -----        ------
OTHER INCOME (EXPENSE).................          5              --               --             --             5
                                            ------          ------            -----          -----        ------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INTEREST EXPENSE, INCOME
  TAXES, MINORITY INTEREST, AND EQUITY
  IN NET INCOME FROM CONTINUING
  OPERATIONS OF AFFILIATED COMPANIES...        (13)            133               --             --           120
     Interest expense -- External (net
       of interest capitalized)........         (1)             11              176             --           186
       Affiliated companies (net of
          interest income).............        108               9             (117)            --            --
     Income tax expense (benefit)......        (35)             29              (21)            --           (27)
     Minority interest.................         --               2               --             --             2
                                            ------          ------            -----          -----        ------
                                               (85)             82              (38)            --           (41)
     Equity in net income from
       continuing operations of
       affiliated companies............         73              --               (3)           (70)           --
                                            ------          ------            -----          -----        ------
INCOME FROM CONTINUING OPERATIONS......        (12)             82              (41)           (70)          (41)
Income from discontinued operations,
  net of income tax....................         --              --               --             --            --
                                            ------          ------            -----          -----        ------
Income before extraordinary loss.......        (12)             82              (41)           (70)          (41)
Extraordinary loss, net of income
  tax..................................         --              --               (1)            --            (1)
                                            ------          ------            -----          -----        ------
Income before cumulative effect of
  change in accounting principle.......        (12)             82              (42)           (70)          (42)
Cumulative effect of change in
  accounting principle, net of income
  tax..................................         --              --               --             --            --
                                            ------          ------            -----          -----        ------
NET INCOME.............................        (12)             82              (42)           (70)          (42)
Preferred stock dividends..............         --              --               --             --            --
                                            ------          ------            -----          -----        ------
NET INCOME TO COMMON STOCK.............     $  (12)         $   82            $ (42)         $ (70)       $  (42)
                                            ======          ======            =====          =====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)

                                                               FOR THE YEAR ENDED DECEMBER 31, 1999
                                            --------------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                             GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                            SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                            ------------    ------------    ---------------    -------    ------------
                                                                            (MILLIONS)
REVENUES
  Net sales and operating revenues --
    External............................       $1,460          $1,819            $  --          $  --        $3,279
    Affiliated companies................           77              68               --           (145)           --
                                               ------          ------            -----          -----        ------
                                                1,537           1,887               --           (145)        3,279
                                               ------          ------            -----          -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
    depreciation shown below)...........        1,101           1,469                2           (145)        2,427
  Engineering, research, and
    development.........................           28              24               --             --            52
  Selling, general, and
    administrative......................          295             225                1             --           521
  Depreciation and amortization.........           75              69               --             --           144
                                               ------          ------            -----          -----        ------
                                                1,499           1,787                3           (145)        3,144
                                               ------          ------            -----          -----        ------
OTHER INCOME (EXPENSE)..................           12              (1)               2             --            13
                                               ------          ------            -----          -----        ------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INTEREST EXPENSE, INCOME TAXES,
  MINORITY INTEREST, AND EQUITY IN NET
  INCOME FROM CONTINUING OPERATIONS OF
  AFFILIATED COMPANIES..................           50              99               (1)            --           148
    Interest expense --
      External (net of interest
         capitalized)...................            2              16               87              1           106
      Affiliated companies (net of
         interest income)...............           74              10              (84)            --            --
    Income tax expense..................           43              38                1             --            82
    Minority interest...................           --               1               --             22            23
                                               ------          ------            -----          -----        ------
                                                  (69)             34               (5)           (23)          (63)
    Equity in net income (loss) from
      continuing operations of
      affiliated companies..............           36              --              (58)            22            --
                                               ------          ------            -----          -----        ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS............................          (33)             34              (63)            (1)          (63)
Income (loss) from discontinued
  operations,
  net of income tax.....................            1             (95)            (208)            94          (208)
                                               ------          ------            -----          -----        ------
Income (loss) before extraordinary
  loss..................................          (32)            (61)            (271)            93          (271)
Extraordinary loss, net of income tax...           --              (7)             (18)             7           (18)
                                               ------          ------            -----          -----        ------
Income (loss) before cumulative effect
  of change in accounting principle.....          (32)            (68)            (289)           100          (289)
Cumulative effect of change in
  accounting principle, net of income
  tax...................................          (64)            (70)            (134)           134          (134)
                                               ------          ------            -----          -----        ------
NET INCOME (LOSS).......................          (96)           (138)            (423)           234          (423)
Preferred stock dividends...............           22              --               --            (22)           --
                                               ------          ------            -----          -----        ------
NET INCOME (LOSS) TO COMMON STOCK.......       $ (118)         $ (138)           $(423)         $ 256        $ (423)
                                               ======          ======            =====          =====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENT OF INCOME

                                                               FOR THE YEAR ENDED DECEMBER 31, 1998
                                            --------------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                             GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                            SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                            ------------    ------------    ---------------    -------    ------------
                                                                            (MILLIONS)
REVENUES
  Net sales and operating revenues --
    External............................       $1,429          $1,804           $    4         $   --        $3,237
    Affiliated companies................           90              74               --           (164)           --
                                               ------          ------           ------         ------        ------
                                                1,519           1,878                4           (164)        3,237
                                               ------          ------           ------         ------        ------
COSTS AND EXPENSES
  Costs of sales (exclusive of
    depreciation shown below)...........        1,086           1,408                2           (164)        2,332
  Engineering, research,
    and development.....................           19              12               --             --            31
  Selling, general, and
    administrative......................          276             195                1             --           472
  Depreciation and amortization.........           79              71               --             --           150
                                               ------          ------           ------         ------        ------
                                                1,460           1,686                3           (164)        2,985
                                               ------          ------           ------         ------        ------
OTHER INCOME (EXPENSE)..................          (25)             (1)               1             --           (25)
                                               ------          ------           ------         ------        ------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INTEREST EXPENSE, INCOME TAXES,
  MINORITY INTEREST, AND EQUITY IN NET
  INCOME FROM CONTINUING OPERATIONS OF
  AFFILIATED COMPANIES..................           34             191                2             --           227
    Interest expense --
      External (net of interest
      capitalized)......................            2              17               50             --            69
      Affiliated companies (net of
         interest income)...............           58               4              (62)            --            --
    Income tax expense (benefit)........          (35)             50               (2)            --            13
    Minority interest...................           --               1               --             28            29
                                               ------          ------           ------         ------        ------
                                                    9             119               16            (28)          116
    Equity in net income from continuing
      operations of affiliated
      companies.........................           97              --              100           (197)           --
                                               ------          ------           ------         ------        ------
INCOME FROM CONTINUING OPERATIONS.......          106             119              116           (225)          116
Income from discontinued operations, net
  of income tax.........................           24             269              139           (293)          139
                                               ------          ------           ------         ------        ------
Income before extraordinary loss........          130             388              255           (518)          255
Extraordinary loss, net of income tax...           --              --               --             --            --
                                               ------          ------           ------         ------        ------
Income before cumulative effect of
  change in accounting principle........          130             388              255           (518)          255
Cumulative effect of change in
  accounting principle, net of income
  tax...................................           --              --               --             --            --
                                               ------          ------           ------         ------        ------
NET INCOME..............................          130             388              255           (518)          255
Preferred stock dividends...............           28              --               --            (28)           --
                                               ------          ------           ------         ------        ------
NET INCOME TO COMMON STOCK..............       $  102          $  388           $  255         $ (490)       $  255
                                               ======          ======           ======         ======        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET

                                                                          DECEMBER 31, 2000
                                                ----------------------------------------------------------------------
                                                                                  TENNECO
                                                                              AUTOMOTIVE INC.
                                                 GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                                SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                                ------------   ------------   ---------------   -------   ------------
                                                                              (MILLIONS)
                    ASSETS
Current assets:
  Cash and temporary cash investments.........     $    8         $   27          $    --       $    --      $   35
  Receivables.................................        199            379               21          (112)        487
  Inventories.................................        158            264               --            --         422
  Deferred income taxes.......................         73              3               --            --          76
  Prepayments and other.......................         36             53               --            --          89
                                                   ------         ------          -------       -------      ------
                                                      474            726               21          (112)      1,109
                                                   ------         ------          -------       -------      ------
Other assets:
  Investment in affiliated companies..........        324             --            2,306        (2,630)         --
  Notes and advances receivable from
    affiliates................................      2,343             14            3,469        (5,826)         --
  Long-term notes receivable, net.............         11             13               --            --          24
  Goodwill and intangibles, net...............        321            142               --            --         463
  Deferred income taxes.......................         75             18               22           (21)         94
  Pension assets..............................         22             19               --            --          41
  Other.......................................         65             60               25            --         150
                                                   ------         ------          -------       -------      ------
                                                    3,161            266            5,822        (8,477)        772
                                                   ------         ------          -------       -------      ------
Plant, property, and equipment, at cost.......        854            998               --            --       1,852
  Less -- Reserves for depreciation and
    amortization..............................        423            424               --            --         847
                                                   ------         ------          -------       -------      ------
                                                      431            574               --            --       1,005
                                                   ------         ------          -------       -------      ------
Net assets of discontinued operations.........     $4,066         $1,566          $ 5,843       $(8,589)     $2,886
                                                   ======         ======          =======       =======      ======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
    maturities on long-term debt).............     $   --         $   29          $    74       $   (11)     $   92
  Trade payables..............................        179            393                1          (109)        464
  Taxes accrued...............................         26             12               --           (22)         16
  Other.......................................        109            104               33            (9)        237
                                                   ------         ------          -------       -------      ------
                                                      362            538               60          (151)        809
Long-term debt-outside........................         --             20            1,415            --       1,435
Long-term debt-affiliated.....................      1,753              4            4,069        (5,826)          0
Deferred income taxes.........................        159             63              (78)           --         144
Postretirement benefits and other
  liabilities.................................        126              6               (1)           23         154
Commitments and contingencies
Minority interest.............................         --             14               --            --          14
Preferred stock with mandatory redemption
  provisions..................................         --             --               --            --          --
Shareholders' equity..........................      1,714            921              330        (2,635)        330
                                                   ------         ------          -------       -------      ------
                                                   $4,066         $1,566          $ 5,843       $(8,589)     $2,886
                                                   ======         ======          =======       =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET

                                                                          DECEMBER 31, 1999
                                                ----------------------------------------------------------------------
                                                                                  TENNECO
                                                                              AUTOMOTIVE INC.
                                                 GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                                SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                                ------------   ------------   ---------------   -------   ------------
                                                                              (MILLIONS)
                    ASSETS
Current assets:
  Cash and temporary cash investments.........     $   28         $   56          $    --       $    --      $   84
  Receivables.................................        665            316               18          (428)        571
  Inventories.................................        155            257               --            --         412
  Deferred income taxes.......................         68             (9)              --            --          59
  Prepayments and other.......................         34             41               --            --          75
                                                   ------         ------          -------       -------      ------
                                                      950            661               18          (428)      1,201
                                                   ------         ------          -------       -------      ------
Other assets:
  Investment in affiliated companies..........        266             --            2,366        (2,632)         --
  Notes and advances receivable
    from affiliates...........................      1,809             --            3,301        (5,110)         --
  Long-term notes receivable, net.............          3             17               --            --          20
  Goodwill and intangibles, net...............        331            164               --            --         495
  Deferred income taxes.......................         --             13               --            --          13
  Pension assets..............................         21             10               --            --          31
  Other.......................................         67             52               27            --         146
                                                   ------         ------          -------       -------      ------
                                                    2,497            256            5,694        (7,742)        705
                                                   ------         ------          -------       -------      ------
Plant, property, and equipment, at cost.......        888          1,035               --            --       1,923
  Less -- Reserves for depreciation and
    amortization..............................        428            458               --            --         886
                                                   ------         ------          -------       -------      ------
                                                      460            577               --            --       1,037
                                                   ------         ------          -------       -------      ------
                                                   $3,907         $1,494          $ 5,712       $(8,170)     $2,943
                                                   ======         ======          =======       =======      ======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
    maturities on long-term debt).............     $    1         $  176          $   238       $  (359)     $   56
  Trade payables..............................        138            268                6           (64)        348
  Taxes accrued...............................          6             15               (1)           --          20
  Other.......................................        131             81               27            --         239
                                                   ------         ------          -------       -------      ------
                                                      276            540              270          (423)        663
Long-term debt-outside........................         --              7            1,571            --       1,578
Long-term debt-affiliated.....................      1,580              3            3,527        (5,110)          0
Deferred income taxes.........................        131             55              (78)           --         108
Postretirement benefits and other
  liabilities.................................        130             26               --            --         156
Commitments and contingencies
Minority interest.............................         --             16               --            --          16
Shareholders' equity..........................      1,790            847              422        (2,637)        422
                                                   ------         ------          -------       -------      ------
                                                   $3,907         $1,494          $ 5,712       $(8,170)     $2,943
                                                   ======         ======          =======       =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31, 2000
                                             ----------------------------------------------------------------------
                                                                               TENNECO
                                                                           AUTOMOTIVE INC.
                                              GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                             SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                             ------------   ------------   ---------------   -------   ------------
                                                                           (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities...............................     $ 482          $  45            $(293)        $  --       $ 234
                                                -----          -----            -----         -----       -----
INVESTING ACTIVITIES
Net proceeds related to the sale of
  discontinued operations..................        --             --               --            --          --
Net proceeds from the sale of businesses
  and assets...............................         5             21               --            --          26
Expenditures for plant, property, and
  equipment................................       (51)           (95)              --            --        (146)
Acquisitions of businesses.................        (1)            (4)              --            --          (5)
Expenditures for plant, property, and
  equipment and business acquisitions --
  discontinued operations..................        --             --               --            --          --
Investments and other......................       (18)           (14)              --            --         (32)
                                                -----          -----            -----         -----       -----
Net cash provided (used) by investing
  activities...............................       (65)           (92)              --            --        (157)
                                                -----          -----            -----         -----       -----
FINANCING ACTIVITIES
Issuance of common and treasury shares.....        --             --               17            --          17
Purchase of common stock...................        --             --               --            --          --
Issuance of equity securities by a
  subsidiary...............................        --              1               --            --           1
Issuance of long-term debt.................        --              1               --            --           1
Retirement of long-term debt...............        (1)            (3)            (103)           --        (107)
Net increase (decrease) in short-term debt
  excluding current maturities on long-term
  debt.....................................        --            (28)              12            --         (16)
Intercompany dividends and net increase
  (decrease) in intercompany obligations...      (425)            50              375            --          --
Dividends (common).........................        --             --               (7)           --          (7)
Other......................................       (11)            --               (1)           --         (12)
                                                -----          -----            -----         -----       -----
Net cash provided (used) by financing
  activities...............................      (437)            21              293            --        (123)
                                                -----          -----            -----         -----       -----
Effect of foreign exchange rate changes on
  cash and temporary cash investments......        --             (3)              --            --          (3)
                                                -----          -----            -----         -----       -----
Increase (decrease) in cash and temporary
  cash investments.........................       (20)           (29)              --            --         (49)
Cash and temporary cash investments,
  January 1................................        28             56               --            --          84
                                                -----          -----            -----         -----       -----
Cash and temporary cash investments,
  December 31 (Note).......................     $   8          $  27            $  --         $  --       $  35
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31, 1999
                                              ----------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                               GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                              SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                              ------------   ------------   ---------------   -------   ------------
                                                                            (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities................................     $ (92)        $   (25)         $  (115)       $(22)      $  (254)
                                                 -----         -------          -------        ----       -------
INVESTING ACTIVITIES
Net proceeds related to the sale of
  discontinued
  operations................................        --             303               --          --           303
Net proceeds from sale of businesses and
  assets....................................         6               2               --          --             8
Expenditures for plant, property, and
  equipment.................................       (51)           (103)              --          --          (154)
Acquisitions of businesses..................        (2)            (34)              --          --           (36)
Expenditures for plant, property, and
  equipment and business
  acquisitions -- discontinued operations...        --          (1,264)              --          --        (1,264)
Investments and other.......................        (8)            (37)              --          --           (45)
                                                 -----         -------          -------        ----       -------
Net cash provided (used) by investing
  activities................................       (55)         (1,133)              --          --        (1,188)
                                                 -----         -------          -------        ----       -------
FINANCING ACTIVITIES
Issuance of common and treasury shares......        --              --               41          --            41
Purchase of common stock....................        --              --               (4)         --            (4)
Redemption of equity securities by a
  subsidiary................................      (408)             --               --          --          (408)
Issuance of long-term debt..................        --           2,200            1,521          --         3,721
Retirement of long-term debt................        (1)            (35)          (1,374)         --        (1,410)
Net increase (decrease) in short-term debt
  excluding current maturities on long-term
  debt......................................       (25)            392             (661)         --          (294)
Intercompany dividends and net increase
  (decrease) in intercompany obligations....       630          (1,370)             740          --            --
Dividends (common)..........................       (22)             --             (151)         22          (151)
                                                 -----         -------          -------        ----       -------
Net cash provided (used) by financing
  activities................................       174           1,187              112          22         1,495
                                                 -----         -------          -------        ----       -------
Effect of foreign exchange rate changes on
  cash and temporary cash investments.......        --               2               --          --             2
                                                 -----         -------          -------        ----       -------
Increase (decrease) in cash and temporary
  cash investments..........................        27              31               (3)         --            55
Cash and temporary cash investments, January
  1.........................................         1              25                3          --            29
                                                 -----         -------          -------        ----       -------
Cash and temporary cash investments,
  December 31 (Note)........................     $  28         $    56          $    --        $ --       $    84
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31, 1998
                                              ----------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                               GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                              SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                              ------------   ------------   ---------------   -------   ------------
                                                                            (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities................................     $ 238          $ 577            $(255)        $ (28)      $ 532
                                                 -----          -----            -----         -----       -----
INVESTING ACTIVITIES
Net proceeds related to the sale of
  discontinued operations...................        --             22               --            --          22
Net proceeds from sale of businesses and
  assets....................................         7              3               --            --          10
Expenditures for plant, property, and
  equipment.................................       (82)          (113)              --            --        (195)
Acquisitions of businesses..................        --             (3)              --            --          (3)
Expenditures for plant, property, and
  equipment and businesses
  acquisitions -- discontinued operations...        --           (498)              --            --        (498)
Investments and other.......................       (49)           (43)               2            --         (90)
                                                 -----          -----            -----         -----       -----
Net cash provided (used) by investing
  activities................................      (124)          (632)               2            --        (754)
                                                 -----          -----            -----         -----       -----
FINANCING ACTIVITIES
Issuance of common and treasury shares......        --             --               50            --          50
Purchase of common stock....................        --             --             (154)           --        (154)
Issuance of long-term debt..................        --              4               --            --           4
Retirement of long-term debt................        (1)           (20)              --            --         (21)
Net increase (decrease) in short-term debt
  excluding current maturities on long-term
  debt......................................        --            115              425            --         540
Intercompany dividends and net increase
  (decrease) in intercompany obligations....       (87)           (51)             138            --          --
Dividends (common)..........................       (28)            --             (203)           28        (203)
                                                 -----          -----            -----         -----       -----
Net cash provided (used) by financing
  activities................................      (116)            48              256            28         216
                                                 -----          -----            -----         -----       -----
Effect of foreign exchange rate changes on
  cash and temporary cash investments.......        --              6               --            --           6
                                                 -----          -----            -----         -----       -----
Increase (decrease) in cash and temporary
  cash investments..........................        (2)            (1)               3            --          --
Cash and temporary cash investments, January
  1.........................................         3             26               --            --          29
                                                 -----          -----            -----         -----       -----
Cash and temporary cash investments,
  December 31 (Note)........................     $   1          $  25            $   3         $  --       $  29
                                                 =====          =====            =====         =====       =====

---------------

Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   INCOME (LOSS) BEFORE
                       NET SALES    INTEREST EXPENSE,     INCOME (LOSS)   INCOME (LOSS)   INCOME (LOSS)
                          AND         INCOME TAXES,           FROM            FROM           BEFORE
                       OPERATING       AND MINORITY        CONTINUING     DISCONTINUED    EXTRAORDINARY   EXTRAORDINARY
QUARTER                REVENUES          INTEREST          OPERATIONS      OPERATIONS         LOSS            LOSS
-------                ---------   --------------------   -------------   -------------   -------------   -------------
                                                                  (MILLIONS)
2000
  1st................   $  882             $ 47               $  1            $  --           $   1           $ --
  2nd................      948               68                 15               --              15             --
  3rd................      870               47                  6               --               6             (1)
  4th................      849              (42)               (63)              --             (63)            --
                        ------             ----               ----            -----           -----           ----
                        $3,549             $120               $(41)           $  --           $ (41)          $ (1)
                        ======             ====               ====            =====           =====           ====
1999
  1st................   $  789             $ 55               $ 16            $(166)          $(150)          $ (7)
  2nd................      868               97                 37               55              92             --
  3rd................      816               67                 27               12              39             --
  4th................      806              (71)              (143)            (109)           (252)           (11)
                        ------             ----               ----            -----           -----           ----
                        $3,279             $148               $(63)           $(208)          $(271)          $(18)
                        ======             ====               ====            =====           =====           ====

                        INCOME (LOSS)
                            BEFORE        CUMULATIVE
                          CUMULATIVE      EFFECT OF
                       EFFECT OF CHANGE   CHANGE IN
                        IN ACCOUNTING     ACCOUNTING   NET INCOME
QUARTER                   PRINCIPLE       PRINCIPLE      (LOSS)
-------                ----------------   ----------   ----------
                                       (MILLIONS)
2000
  1st................       $   1           $  --        $   1
  2nd................          15              --           15
  3rd................           5              --            5
  4th................         (63)             --          (63)
                            -----           -----        -----
                            $ (42)          $  --        $ (42)
                            =====           =====        =====
1999
  1st................       $(157)          $(134)       $(291)
  2nd................          92              --           92
  3rd................          39              --           39
  4th................        (263)             --         (263)
                            -----           -----        -----
                            $(289)          $(134)       $(423)
                            =====           =====        =====

                                                    BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                         ------------------------------------------------------------------------------------------------------
                                                                                          BEFORE        CUMULATIVE
                                                                                        CUMULATIVE      EFFECT OF
                            FROM          FROM          BEFORE                       EFFECT OF CHANGE   CHANGE IN
                         CONTINUING   DISCONTINUED   EXTRAORDINARY   EXTRAORDINARY    IN ACCOUNTING     ACCOUNTING   NET INCOME
QUARTER                  OPERATIONS    OPERATIONS        LOSS            LOSS           PRINCIPLE       PRINCIPLE      (LOSS)
-------                  ----------   ------------   -------------   -------------   ----------------   ----------   ----------
2000
  1st................      $  .03        $   --         $  .03           $  --            $  .03          $   --      $   .03
  2nd................         .42            --            .42              --               .42              --          .42
  3rd................         .17            --            .17            (.01)              .16              --          .16
  4th................       (1.74)           --          (1.74)             --             (1.74)             --        (1.74)
                           ------        ------         ------           -----            ------          ------      -------
                           $(1.18)       $   --         $(1.18)          $(.02)           $(1.20)         $   --      $ (1.20)
                           ======        ======         ======           =====            ======          ======      =======
1999
  1st................      $  .47        $(4.99)        $(4.52)          $(.20)           $(4.72)         $(4.00)     $ (8.72)
  2nd................        1.07          1.67           2.74              --              2.74              --         2.74
  3rd................         .86           .32           1.18              --              1.18              --         1.18
  4th................       (4.25)        (3.24)         (7.49)           (.34)            (7.83)             --        (7.83)
                           ------        ------         ------           -----            ------          ------      -------
                           $(1.87)       $(6.23)        $(8.10)          $(.55)           $(8.65)         $(3.99)     $(12.64)
                           ======        ======         ======           =====            ======          ======      =======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                              DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                         ------------------------------------------------------------

                            FROM           FROM           BEFORE
                         CONTINUING    DISCONTINUED    EXTRAORDINARY    EXTRAORDINARY
       QUARTER           OPERATIONS     OPERATIONS         LOSS             LOSS
       -------           ----------    ------------    -------------    -------------
2000
  1st................      $  .03         $   --          $  .03            $  --
  2nd................         .42             --             .42               --
  3rd................         .16             --             .16             (.01)
  4th................       (1.74)            --           (1.74)              --
                           ------         ------          ------            -----
                           $(1.18)        $   --          $(1.18)           $(.02)
                           ======         ======          ======            =====
1999
  1st................      $  .47         $(4.99)         $(4.52)           $(.20)
  2nd................        1.06           1.67            2.73               --
  3rd................         .86            .32            1.18               --
  4th................       (4.25)         (3.24)          (7.49)            (.34)
                           ------         ------          ------            -----
                           $(1.87)        $(6.23)         $(8.10)           $(.55)
                           ======         ======          ======            =====

                       DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                       ---------------------------------------------
                            BEFORE          CUMULATIVE
                       CUMULATIVE EFFECT    EFFECT OF
                           OF CHANGE        CHANGE IN
                         IN ACCOUNTING      ACCOUNTING    NET INCOME
       QUARTER             PRINCIPLE        PRINCIPLE       (LOSS)
       -------         -----------------    ----------    ----------
2000
  1st................       $  .03            $   --       $   .03
  2nd................          .42                --           .42
  3rd................          .15                --           .15
  4th................        (1.74)               --         (1.74)
                            ------            ------       -------
                            $(1.20)           $   --       $ (1.20)
                            ======            ======       =======
1999
  1st................       $(4.72)           $(4.00)      $ (8.72)
  2nd................         2.73                --          2.73
  3rd................         1.18                --          1.18
  4th................        (7.83)               --         (7.83)
                            ------            ------       -------
                            $(8.65)           $(3.99)      $(12.64)
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

                                                                     SCHEDULE II

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                   (MILLIONS)

                  COLUMN A                     COLUMN B          COLUMN C          COLUMN D    COLUMN E
                  --------                     ---------   --------------------   ----------   --------
                                                                ADDITIONS
                                                           --------------------
                                                BALANCE     CHARGED    CHARGED
                                                  AT          TO          TO                   BALANCE
                                               BEGINNING   COSTS AND    OTHER                   AT END
DESCRIPTION                                     OF YEAR    EXPENSES    ACCOUNTS   DEDUCTIONS   OF YEAR
-----------                                    ---------   ---------   --------   ----------   --------
Allowance for Doubtful Accounts and Notes
  Deducted from Assets to Which it Applies:
     Year Ended December 31, 2000............     $29         $ 3         --         $ 8         $24
                                                  ===         ===        ===         ===         ===
     Year Ended December 31, 1999............     $39         $21        $(2)        $29         $29
                                                  ===         ===        ===         ===         ===
     Year Ended December 31, 1998............     $20         $20        $ 5         $ 6         $39
                                                  ===         ===        ===         ===         ===

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The section entitled "Election of Directors" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2001 is incorporated herein by reference. In addition, Item 4.1 of this Annual Report on Form 10-K, which appears at the end of Part I, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The sections entitled "Executive Compensation," "Election of
Directors--Compensation of Directors" and "Election of Directors--2000 Option Repurchase" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2001 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The section entitled "Ownership of Common Stock" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2001 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The section entitled "Election of Directors--Transactions with Management and Others" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2001 is incorporated herein by reference.

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

                      INDEX TO SCHEDULE INCLUDED IN ITEM 8

                                                              PAGE
                                                              ----
Schedules of Tenneco Automotive Inc. and Consolidated
  Subsidiaries -- Schedule II --
Valuation and qualifying accounts -- three years ended
  December 31, 2000.........................................   91

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
Schedule I -- Condensed financial information of registrant
Schedule III -- Real estate and accumulated depreciation
Schedule IV -- Mortgage loans on real estate
Schedule V -- Supplemental information concerning property -- casualty insurance operations

                              REPORTS ON FORM 8-K

     We filed the following Current Report on Form 8-K during the quarter ended December 31, 2000:

     - Current Report on Form 8-K dated October 24, 2000, including pursuant to
       Item 5 certain information regarding the amendment of our senior credit facility, certain information regarding cost reduction initiatives and certain information regarding our results of operations for the third quarter of 2000.

                                    EXHIBITS

     The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2000, or incorporated herein by reference (exhibits designated by an asterisk are filed with the Report; all other exhibits are incorporated by reference):

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  2         --   Distribution Agreement by and between the registrant and
                 Tenneco Packaging Inc. dated November 3, 1999 (incorporated herein by reference to Exhibit 2 to the registrant's Current
                 Report on Form 8-K dated November 4, 1999, File No.
                 1-12387).
  3.1(a)    --   Restated Certificate of Incorporation of the registrant
                 dated December 11, 1996 (incorporated herein by reference
                 from Exhibit 3.1(a) of the registrant's Annual Report on
                 Form 10-K for the year ended December 31, 1997, File No.
                 1-12387).
  3.1(b)    --   Certificate of Amendment, dated December 11, 1996
                 (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997, File No. 1-12387).
  3.1(c)    --   Certificate of Ownership and Merger, dated July 8, 1997
                 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997, File No. 1- 12387).
  3.1(d)    --   Certificate of Designation of Series B Junior Participating
                 Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1998, File No. 1-12387).
  3.1(e)    --   Certificate of Elimination of the Series A Participating
                 Junior Preferred Stock of the registrant dated September 11,
                 1998 (incorporated herein by reference from Exhibit 3.1(e)
                 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1998, File No. 1-12387).
  3.1(f)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated November 5, 1999
                 (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(g)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated November 5, 1999
                 (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(h)    --   Certificate of Ownership and Merger merging Tenneco
                 Automotive Merger Sub Inc. with and into the registrant,
                 dated November 5, 1999 (incorporated herein by reference
                 from Exhibit 3.1(h) of the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).
  3.1(i)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated May 9, 2000
                 (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
  3.2(a)    --   By-laws of the registrant, as amended March 14, 2000
                 (incorporated herein by reference from Exhibit 3.2(a) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1999, File No. 1-12387).
  3.3       --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                 ("Global"), as amended (incorporated herein by reference to
                 Exhibit 3.3 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.4       --   By-laws of Global (incorporated herein by reference to
                 Exhibit 3.4 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  3.5       --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                 (incorporated herein by reference to Exhibit 3.5 to the
                 registrant's Registration Statement on Form S-4, Reg. No.
                 333-93757).
  3.6       --   By-laws of TMC (incorporated herein by reference to Exhibit
                 3.6 to the registrant's Registration Statement on Form S-4,
                 Reg. No. 333-93757).
  3.7       --   Amended and Restate Certificate of Incorporation of Tenneco
                 International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.8       --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.9       --   Certificate of Incorporation of Clevite Industries Inc.
                 ("Clevite"), as amended (incorporated herein by reference to
                 Exhibit 3.9 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.10      --   By-laws of Clevite (incorporated herein by reference to
                 Exhibit 3.10 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.11      --   Amended and Restated Certificate of Incorporation of the
                 Pullman Company ("Pullman") (incorporated herein by
                 reference to Exhibit 3.11 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.12      --   By-laws of Pullman (incorporated herein by reference to
                 Exhibit 3.12 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.13      --   Certificate of Incorporation of Tenneco Automotive Operating
                 Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
  3.14      --   By-laws of Operating (incorporated herein by reference to
                 Exhibit 3.14 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  4.1(a)    --   Rights Agreement dated as of September 8, 1998, by and
                 between the registrant and First Chicago Trust Company of
                 New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                 8-K dated September 24, 1998, File No. 1-12387).
  4.1(b)    --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                 Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1(b) of the registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1999,
                 File No. 1-12387).
  4.1(b)    --   Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from
                 Exhibit 4.1(b) of the registrant's Post-Effective Amendment
                 No. 3, dated February 26, 2001, to its Registration
                 Statement on Form 8-A dated September 17, 1998.)
  4.2(a)    --   Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Registration Statement on Form S-4,
                 Registration No. 333-14003).
  4.2(b)    --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                 herein by reference from Exhibit 4.3(b) of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
  4.2(c)    --   Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  4.2(d)    --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(e)    --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(f)    --   Fifth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(f) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(g)    --   Sixth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(g) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(h)    --   Seventh Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(h) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(i)    --   Eighth Supplemental Indenture, dated as of April 28, 1997, to Indenture, dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Current Report on Form 8-K dated April 23,
                 1997, File No. 1-12387).
  4.2(j)    --   Ninth Supplemental Indenture, dated as of April 28, 1997, to
                 Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.2 of the
                 registrant's Current Report on Form 8-K dated April 23,
                 1997, File No. 1-12387).
  4.2(k)    --   Tenth Supplemental Indenture, dated as of July 16, 1997, to
                 Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Current Report on Form 8-K dated June 11, 1997,
                 File No. 1-12387).
  4.2(l)    --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                 Indenture dated November 1, 1996 between The Chase Manhattan
                 Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-12387).
 *4.3       --   Specimen stock certificate for Tenneco Automotive Inc.
                 common stock.
  4.4(a)    --   Indenture dated October 14, 1999 by and between the
                 registrant and The Bank of New York, as trustee
                 (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  4.4(b)    --   Supplemental Indenture dated November 4, 1999 among Tenneco
                 Automotive Operating Subsidiary Inc. (formerly Tenneco
                 Automotive Inc.), Tenneco International Holding Corp.,
                 Tenneco Global Holdings Inc., the Pullman Company and
                 Clevite Industries Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference from Exhibit
                 4.4(b) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  4.4(c)    --   Subsidiary Guarantee dated as of October 14, 1999 from
                 Tenneco Automotive Operating Subsidiary Inc. (formerly
                 Tenneco Automotive Inc.), Tenneco International Holding
                 Corp., Tenneco Global Holdings Inc., the Pullman Company,
                 Clevite Industries Inc. and TMC Texas Inc. in favor of The
                 Bank of New York, as trustee (incorporated herein by
                 reference to Exhibit 4.4(c) to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  4.5(a)    --   Credit Agreement, dated as of September 30, 1999, among the registrant, the Lenders named therein, Commerzbank and Bank of America, N.A., Citicorp USA, Inc. and The Chase Manhattan
                 Bank (incorporated herein by reference from Exhibit 4.5(a)
                 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-12387).
  4.5(b)    --   First Amendment to the Credit Agreement, dated October 20,
                 2000, among the registrant, The Chase Manhattan Bank and
                 Citicorp USA, Inc. (incorporated herein by reference from
                 Exhibit 4.1 to the registrant's Current Report on Form 8-K dated October 24, 2000, File No. 1-12387).
  4.6(c)    --   Second Amendment to Credit Agreement, dated March 22, 2001, among the registrant, the lenders party thereto and The
                 Chase Manhattan Bank (incorporated by reference to Exhibit
                 4.1 to the registrant's Current Report on Form 8-K dated
                 March 22, 2001, File No. 1-12387).
  9         --   None.
 10.1       --   Distribution Agreement, dated November 1, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
                 10, File No. 1-12387).
 10.2       --   Amendment No. 1 to Distribution Agreement, dated as of
                 December 11, 1996, by and among El Paso Tennessee Pipeline
                 Co. (formerly Tenneco Inc.), the registrant, and Newport
                 News Shipbuilding Inc. (incorporated herein by reference
                 from Exhibit 10.2 of the registrant's Annual Report on Form
                 10-K for the year ended December 31, 1996, File No.
                 1-12387).
 10.3       --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                 Tenneco Inc.), the registrant, and Newport News Shipbuilding
                 Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year
                 ended December 31, 1996, File No. 1-12387).
 10.4       --   Benefits Agreement, dated December 11, 1996, by and among El
                 Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                 registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
 10.5       --   Insurance Agreement, dated December 11, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
 10.6       --   Tax Sharing Agreement, dated December 11, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                 Newport News Shipbuilding Inc., the registrant, and El Paso
                 Natural Gas Company (incorporated herein by reference from
                 Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
 10.7       --   First Amendment to Tax Sharing Agreement, dated as of
                 December 11, 1996, among El Paso Tennessee Pipeline Co.
                 (formerly Tenneco Inc.), the registrant and Newport News
                 Shipbuilding Inc. (incorporated herein by reference from
                 Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
 10.8       --   Tenneco Automotive Inc. Executive Incentive Compensation
                 Plan (incorporated herein by reference from Exhibit 10.8 to the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 2000, File No. 1-12387).(1)

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
 10.9       --   Tenneco Automotive Inc. Change of Control Severance Benefits
                 Plan for Key Executives (incorporated herein by reference
                 from Exhibit 10.13 of the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).(1)
 10.10      --   Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                 Registration Statement on Form S-4, Reg. No. 333-93757).(1)
 10.11      --   Tenneco Automotive Inc. Key Executive Pension Plan
                 (incorporated herein by reference from Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).(1)
 10.12      --   Tenneco Automotive Inc. Deferred Compensation Plan
                 (incorporated herein by reference from Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).(1)
 10.13      --   Tenneco Automotive Inc. Supplemental Executive Retirement
                 Plan (incorporated herein by reference from Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 2000, File No. 1-12387).(1)
 10.14      --   Release Agreement dated as of October 18, 1999 by and
                 between Dana G. Mead and Tenneco Management Company and
                 Modification of Release Agreement dated as of October 18,
                 1999 among Dana G. Mead, Tenneco Automotive Inc. and Tenneco
                 Management Company (incorporated herein by reference from
                 Exhibit 10.18 of the registrant's Quarterly Report on Form
                 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).(1)
 10.15      --   Release Agreement dated as of September 17, 1999 by and
                 between Robert T. Blakely and Tenneco Management Company and
                 Modification of Release Agreement dated as of September 17,
                 1999 among Robert T. Blakely, Tenneco Automotive Inc. and
                 Tenneco Management Company (incorporated herein by reference from Exhibit 10.15 to the registrant's Annual Report on Form
                 10-K for the year ended December 31, 1999, File No.
                 1-12387).(1)
 10.16      --   Agreement, dated as of April 12, 1999, among the registrant,
                 Tenneco Management Company, Tenneco Packaging Inc. and Paul
                 T. Stecko (incorporated herein by reference from Exhibit
                 10.30 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-12387).(1)
 10.17      --   Human Resources Agreement by and between Tenneco Automotive
                 Inc. and Tenneco Packaging Inc. dated November 4, 1999
                 (incorporated herein by reference to Exhibit 99.1 to the
                 registrant's Current Report on Form 8-K dated November 4,
                 1999, File No. 1-12387).
 10.18      --   Tax Sharing Agreement by and between Tenneco Automotive Inc.
                 and Tenneco Packaging Inc. dated November 3, 1999
                 (incorporated herein by reference to Exhibit 99.2 to the
                 registrant's Current Report on Form 8-K dated November 4,
                 1999, File No. 1-12387).
 10.19      --   Amended and Restated Transition Services Agreement by and
                 between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                 dated as of November 4, 1999 (incorporated herein by
                 reference from Exhibit 10.21 of the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-12387).
 10.20      --   Purchase Agreement among Salomon Smith Barney Inc., the
                 other Initial Purchasers as named therein and Tenneco Inc.
                 dated October 8, 1999 (incorporated herein by reference from
                 Exhibit 10.18 of the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
 10.21      --   Registration Rights Agreement among Tenneco Inc., the
                 Guarantors named therein, Salomon Smith Barney Inc. and the other Initial Purchasers named therein dated October 14,
                 1999 (incorporated herein by reference from Exhibit 10.19 of the registrant's Registration Statement on Form S-4, Reg.
                 No. 333-93757).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
 10.22      --   Assumption Agreement among Tenneco Automotive Operating
                 Company Inc., Tenneco International Holding Corp., Tenneco
                 Global Holdings Inc., The Pullman Company, Clevite
                 Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                 and the other Initial Purchasers listed in the Purchase
                 Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.20 of the registrant's
                 Registration Statement on Form S-4, Reg. No. 333-93757).
 10.23      --   Amendment No. 1 to Change in Control Severance Benefits Plan
                 for Key Executives (incorporated herein by reference from
                 Exhibit 10.23 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No.
                 1-12387).(1)
 10.24      --   Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from
                 Exhibit 10.24 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No.
                 1-12387)(1).
 10.25      --   Letter Agreement dated July 27, 2000 between the registrant and Mark A. McCollum (incorporated herein by reference from
                 Exhibit 10.25 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No.
                 1-12387)(1).
 10.26      --   Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000, File No.
                 1-12387)(1).
*10.27      --   Letter Agreement dated July 27, 2000 between the registrant and Richard P. Sloan.(1)
*10.28      --   Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan.(1)
 10.29      --   Form of Indemnity Agreement entered into between the
                 registrant and the following directors of the registrant:
                 Paul Stecko, M. Kathryn Eickhoff, Mark Andrews and Dennis
                 Severance (incorporated herein by reference from Exhibit
                 10.26 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).
*10.30      --   Mark P. Frissora Special Appendix under Tenneco Automotive
                 Inc. Supplemental Executive Retirement Plan.(1)
 11         --   None.
*12         --   Statement of Ratio of Earnings to Fixed Charges -- December
                 31, 2000, 1999, 1998, 1997 and 1996.
 13         --   None.
 16         --   None.
 18         --   None.
*21         --   List of subsidiaries of the registrant.
 22         --   None.
*23         --   Consent of Arthur Andersen LLP.
*24         --   Power of Attorney of Mark P. Frissora, Mark A. McCollum,
                 Kenneth R. Trammell, Sir David Plastow, M. Kathryn Eickhoff,
                 Mark Andrews, Roger B. Porter, Paul T. Stecko, David B.
                 Price, Jr., Frank E. Macher and Dennis G. Severance.
 99         --   None.

---------------
(1) Indicates a management contract or compensatory plan or arrangement.

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

                                          TENNECO AUTOMOTIVE INC.

                                          By      /s/ MARK P. FRISSORA*
                                            ------------------------------------
                                                      Mark P. Frissora
                                            Chairman and Chief Executive Officer

Date: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on March 30, 2001.

                       SIGNATURE                                                 TITLE
                       ---------                                                 -----
                 /s/ MARK P. FRISSORA*                         Chairman, President and Chief Executive
--------------------------------------------------------       Officer and Director (principal executive
                    Mark P. Frissora                           officer)

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

                   /s/ MARK ANDREWS*                           Director
--------------------------------------------------------
                      Mark Andrews

                  /s/ ROGER B. PORTER*                         Director
--------------------------------------------------------
                    Roger B. Porter

                  /s/ PAUL T. STECKO*                          Director
--------------------------------------------------------
                     Paul T. Stecko

                /s/ DAVID B. PRICE, JR.*                       Director
--------------------------------------------------------
                  David B. Price, Jr.

                  /s/ FRANK E. MACHER*                         Director
--------------------------------------------------------
                    Frank E. Macher

                /s/ DENNIS G. SEVERANCE*                       Director
--------------------------------------------------------
                  Dennis G. Severance

              *By: /s/ TIMOTHY R. DONOVAN
  ---------------------------------------------------
                   Timothy R. Donovan
                    Attorney in fact