Form 10-Q
period 2001-03-31
TENNECO AUTOMOTIVE INC
filed 2001-05-14
CIK 1024725

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

            For the Quarterly Period Ended March 31, 2001

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

Common Stock, par value $.01 per share: 37,587,631 shares as of April 30, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                  PAGE
                                                                  ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Tenneco Automotive Inc. and Consolidated Subsidiaries
     --
       Report of Independent Public Accountants.............        4
       Statements of Income (Loss)..........................        5
       Balance Sheets.......................................        6
       Statements of Cash Flows.............................        7
       Statements of Changes in Shareholders' Equity........        8
       Statements of Comprehensive Income (Loss)............        9
       Notes to Financial Statements........................       10
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................       21
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................       31
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings.................................        *
  Item 2. Changes in Securities and Use of Proceeds.........        *
  Item 3. Defaults Upon Senior Securities...................        *
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................        *
  Item 5. Other Information.................................       32
  Item 6. Exhibits and Reports on Form 8-K..................       32

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

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO TENNECO AUTOMOTIVE INC.:

     We have reviewed the consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of March 31, 2001, and the related consolidated statements of income and cash flows for the three-month period ended March 31, 2001. These financial statements are the responsibility of Tenneco Automotive Inc.'s management.

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

     Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
April 23, 2001

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                --------------------------
                                                                   2001           2000
                                                                   ----           ----
                                                                  (MILLIONS EXCEPT SHARE
                                                                  AND PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues..........................    $       864    $       878
                                                                -----------    -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation shown below).....            706            672
  Engineering, research, and development....................             13             15
  Selling, general, and administrative......................            101            106
  Depreciation and amortization.............................             37             39
                                                                -----------    -----------
                                                                        857            832
                                                                -----------    -----------
OTHER INCOME (EXPENSE)......................................             (1)             1
                                                                -----------    -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY
  INTEREST..................................................              6             47
  Interest expense (net of interest capitalized)............             47             45
  Income tax benefit........................................            (10)            (1)
  Minority interest.........................................             --              2
                                                                -----------    -----------
NET INCOME (LOSS)...........................................    $       (31)   $         1
                                                                ===========    ===========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding--
  Basic.....................................................     36,592,072     33,672,112
  Diluted...................................................     36,751,022     33,904,365
Basic earnings (loss) per share of common stock.............    $      (.84)   $       .03
Diluted earnings (loss) per share of common stock...........    $      (.84)   $       .03
Cash dividends per share of common stock....................    $        --    $       .05

  The accompanying notes to financial statements are an integral part of these statements of income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                MARCH 31,    DECEMBER 31,
                                                                  2001           2000
                                                                ---------    ------------
                                                                       (MILLIONS)
                           ASSETS
Current assets:
  Cash and temporary cash investments.......................     $    56       $    35
  Receivables--
     Customer notes and accounts, net.......................         475           457
     Other..................................................          24            30
  Inventories--
     Finished goods.........................................         197           197
     Work in process........................................          89            83
     Raw materials..........................................          84           103
     Materials and supplies.................................          39            39
  Deferred income taxes.....................................          76            76
  Prepayments and other.....................................          87            89
                                                                 -------       -------
                                                                   1,127         1,109
Other assets:
  Long-term notes receivable, net...........................          28            24
  Goodwill and intangibles, net.............................         451           463
  Deferred income taxes.....................................         111            94
  Pension assets............................................          42            41
  Other.....................................................         146           150
                                                                 -------       -------
                                                                     778           772
                                                                 -------       -------
Plant, property, and equipment, at cost.....................       1,802         1,852
  Less--Reserves for depreciation and amortization..........         838           847
                                                                 -------       -------
                                                                     964         1,005
                                                                 -------       -------
                                                                 $ 2,869       $ 2,886
                                                                 =======       =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
     debt)..................................................     $   188       $    92
  Trade payables............................................         465           464
  Accrued taxes.............................................          17            16
  Accrued interest..........................................          47            35
  Accrued liabilities.......................................         124           134
  Other.....................................................          63            68
                                                                 -------       -------
                                                                     904           809
                                                                 -------       -------
Long-term debt..............................................       1,409         1,435
                                                                 -------       -------
Deferred income taxes.......................................         136           144
                                                                 -------       -------
Postretirement benefits.....................................         125           128
                                                                 -------       -------
Deferred credits and other liabilities......................          33            26
                                                                 -------       -------
Commitments and contingencies
Minority interest...........................................          15            14
                                                                 -------       -------
Shareholders' equity:
  Common stock..............................................          --            --
  Premium on common stock and other capital surplus.........       2,740         2,738
  Accumulated other comprehensive income (loss).............        (293)         (239)
  Retained earnings (accumulated deficit)...................      (1,960)       (1,929)
                                                                 -------       -------
                                                                     487           570
  Less--Shares held as treasury stock, at cost..............         240           240
                                                                 -------       -------
                                                                     247           330
                                                                 -------       -------
                                                                 $ 2,869       $ 2,886
                                                                 =======       =======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                  ---------------
                                                                  2001       2000
                                                                  ----       ----
                                                                    (MILLIONS)
OPERATING ACTIVITIES
Net income (loss)...........................................      $(31)      $  1
Adjustments to reconcile income to cash provided (used) by
  operating activities
  Depreciation and amortization.............................        37         39
  Deferred income taxes.....................................       (18)        --
  (Gain) loss on sale of assets, net........................         2         --
  Changes in components of working capital--
     (Increase) decrease in receivables.....................       (35)       (71)
     (Increase) decrease in inventories.....................        (4)       (13)
     (Increase) decrease in prepayments and other current
      assets................................................        (5)        (4)
     Increase (decrease) in payables........................        16         50
     Increase (decrease) in accrued taxes...................        --        (11)
     Increase (decrease) in accrued interest................        13         17
     Increase (decrease) in other current liabilities.......        (6)       (13)
  Other.....................................................         2          1
                                                                  ----       ----
Net cash provided (used) by operating activities............       (29)        (4)
                                                                  ----       ----
INVESTING ACTIVITIES
Net proceeds from sale of assets............................        --          2
Expenditures for plant, property, and equipment.............       (25)       (34)
Investments and other.......................................        (5)        (4)
                                                                  ----       ----
Net cash provided (used) by investing activities............       (30)       (36)
                                                                  ----       ----
NET CASH PROVIDED (USED) BEFORE FINANCING ACTIVITIES........       (59)       (40)

FINANCING ACTIVITIES
Issuance of common and treasury stock.......................         3         --
Retirement of long-term debt................................        (5)        --
Net increase (decrease) in short-term debt excluding current
  maturities of long-term debt..............................        78         13
Dividends (common)..........................................        --         (2)
                                                                  ----       ----
Net cash provided (used) by financing activities............        76         11
                                                                  ----       ----
Effect of foreign exchange rate changes on cash and
  temporary cash investments................................         4         (2)
                                                                  ----       ----
Increase (decrease) in cash and temporary cash
  investments...............................................        21        (31)
Cash and temporary cash investments, January 1..............        35         84
                                                                  ----       ----
Cash and temporary cash investments, March 31 (Note)........      $ 56       $ 53
                                                                  ====       ====
Cash paid during the period for interest....................      $ 34       $ 29
Cash paid during the period for income taxes (net of
  refunds)..................................................      $  8       $ 15

NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to financial statements are an integral part of these statements of cash flows.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------------------------
                                                               2001                     2000
                                                       ---------------------    ---------------------
                                                         SHARES      AMOUNT       SHARES      AMOUNT
                                                         ------      ------       ------      ------
                                                              (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1..................................    37,797,256    $    --    34,970,485    $    --
  Issued pursuant to benefit plans.................       814,406         --       306,446         --
                                                       ----------    -------    ----------    -------
Balance March 31...................................    38,611,662         --    35,276,931         --
                                                       ==========    -------    ==========    -------
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1..................................                    2,738                    2,721
  Premium on common stock issued pursuant to
     benefit plans.................................                        2                       --
                                                                     -------                  -------
Balance March 31...................................                    2,740                    2,721
                                                                     -------                  -------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance January 1..................................                     (239)                    (179)
  Other comprehensive income (loss)................                      (54)                     (28)
                                                                     -------                  -------
Balance March 31...................................                     (293)                    (207)
                                                                     -------                  -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1..................................                   (1,929)                  (1,880)
  Net income (loss)................................                      (31)                       1
  Dividends on common stock........................                       --                       (2)
                                                                     -------                  -------
Balance March 31...................................                   (1,960)                  (1,881)
                                                                     -------                  -------
LESS--COMMON STOCK HELD AS TREASURY STOCK, AT COST
Balance January 1 and March 31.....................     1,298,498        240     1,298,373        240
                                                       ==========    -------    ==========    -------
Total..............................................                  $   247                  $   393
                                                                     =======                  =======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                 -------------------------------------------------------------
                                                             2001                            2000
                                                 -----------------------------   -----------------------------
                                                  ACCUMULATED                     ACCUMULATED
                                                     OTHER                           OTHER
                                                 COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                    INCOME          INCOME          INCOME          INCOME
                                                 -------------   -------------   -------------   -------------
                                                                          (MILLIONS)
NET INCOME (LOSS).............................                       $(31)                           $  1
                                                                     ----                            ----
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1...........................       $(237)                          $(176)
    Translation of foreign currency
       statements.............................         (54)           (54)             (28)           (28)
                                                     -----                           -----
  Balance March 31............................        (291)                           (204)
                                                     -----                           -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance January 1 and March 31..............          (2)                             (3)
                                                     -----                           -----
Balance March 31..............................       $(293)                          $(207)
                                                     =====           ----            =====           ----
Other comprehensive income (loss).............                        (54)                            (28)
                                                                     ----                            ----
COMPREHENSIVE INCOME (LOSS)...................                       $(85)                           $(27)
                                                                     ====                            ====

      The accompanying notes to financial statements are an integral part of these statements of comprehensive income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

     (1) In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Tenneco's financial position, results of operations, cash flows, changes in shareholders' equity, and comprehensive income for the periods indicated. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

     Our consolidated financial statements include all majority-owned subsidiaries. We carry investments in 20 percent to 50 percent owned companies at cost plus equity in undistributed earnings and cumulative translation adjustments from date of acquisition since we have the ability to exert significant influence over operating and financial policies.

     We have reclassified prior year's financial statements where appropriate to conform to 2001 presentations.

     (2) Over the past several years we have adopted plans to restructure portions of our operations. These plans were approved by the Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Charges to income related to these plans are recorded in the period in which the plans are finalized and approved, while actions necessary to affect these restructuring plans occur over future periods in accordance with established plans.

     As of March 31, 2001, we had completed the restructuring actions related to the 1999 plan, with the exception of certain headcount reductions and related severance payments for a distribution facility in Europe. The 1999 plan involved closing a ride control manufacturing facility and an exhaust plant in Europe, closing or downsizing four European aftermarket distribution centers, closing a North American exhaust manufacturing facility plus employee reductions of approximately 780. As of March 31, 2001, over 750 employees had been terminated under the 1999 plan. We will be substantially complete with these restructuring activities by the middle of 2001.

     In the fourth quarter of 2000, our Board of Directors approved a restructuring plan to further reduce administrative and operational overhead costs. We recorded a pre-tax charge related to the plan of $46 million, $32 million after tax, or $.92 per diluted common share. Within the statement of income (loss), $13 million of the pre-tax charge is reflected in cost of sales, while $33 million is included in selling, general, and administrative expenses. The charge is comprised of $24 million of severance and related costs for salaried employment reductions worldwide and $22 million for the reduction of manufacturing and distribution capacity in response to long-term market trends. The 2000 plan involved closing a North American aftermarket exhaust distribution facility and ride control manufacturing plant in our Asian market, as well as the consolidation of some exhaust manufacturing facilities in Europe. In addition, the plan involves the elimination of about 700 positions. We wrote down the assets at the locations to be closed to their fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that cash proceeds on the sale of these assets will be significant. As of March 31, 2001, approximately 330 employees had been terminated under the 2000 plan primarily in North America and Europe in sales, engineering and salaried plant. All restructuring actions are being completed in accordance with our established plan. We expect to complete all restructuring activities related to this plan by the end of the first quarter of 2002.

     Also in the fourth quarter of 2000, we recorded other charges of $15 million, $10 million after tax, or $.29 per diluted common share. These charges relate to a strategic decision to reduce some of the aftermarket parts we offer and to relocation expenses incurred associated with the restructuring plans. The aftermarket parts were written down to their estimated scrap value less costs to sell.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     In the first quarter of 2001, our Board of Directors approved a restructuring plan in response to increasingly difficult industry conditions. On January 31, 2001, we announced plans to eliminate up to 405 salaried positions worldwide. This reduction included the immediate elimination of 215 positions. We recorded pre-tax charges related to the restructuring of $11 million, $8 million after tax, or $.21 per diluted common share. Within the statement of income (loss), $2 million of the pre-tax charge is reflected in cost of sales, while $9 million is included in selling, general, and administrative expenses. These charges are comprised of $8 million for severance and related costs for salaried employment reductions worldwide and $3 million for costs related to closing a testing facility in North America. We also incurred $1 million for other restructuring related costs and expenses such as relocation and moving costs that could not be accrued as part of the restructuring reserve. As of March 31, 2001, we had eliminated about 345 positions in connection with the 2001 plan. We estimate that we will complete these restructuring activities no later than the first quarter 2002. All workforce reductions will be done in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

     Amounts related to activities that are part of the restructuring plans are as follows:

                                     DECEMBER 31, 2000        2001           2001      IMPACT OF    MARCH 31, 2001
                                       RESTRUCTURING      RESTRUCTURING      CASH      EXCHANGE     RESTRUCTURING
                                          RESERVE            CHARGE        PAYMENTS      RATES         RESERVE
                                     -----------------    -------------    --------    ---------    --------------
Severance........................           $23                $ 8           $(11)        $ (2)          $18
Asset Impairment.................            --                  1             --           --             1
Facility exit costs..............             3                  2             --           (1)            4
                                            ---                ---           ----         ----           ---
                                            $26                $11           $(11)        $ (3)          $23
                                            ===                ===           ====         ====           ===

     In addition to these announced actions, we continue to evaluate additional cost reduction initiatives for 2001, which would require review and approval by the Board of Directors and could result in additional restructuring charges. Also, we currently estimate that we will incur about $6 million of expense during the remainder of 2001 with respect to restructuring-related costs and expenses that could not be accrued as part of the restructuring reserve.

     (3) We are party to various legal proceedings arising from our operations. We believe that the outcome of these proceedings, individually and in the aggregate, will have no material effect on our financial position or results of operations.

     (4) We and some of our subsidiaries and affiliates are parties to environmental proceedings. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experience and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     As of March 31, 2001, we continue to be designated as a potentially responsible party in four Superfund sites. We have estimated our share of the remediation costs for these sites to be approximately $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $26 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in our determination of our estimated liability.

     As we previously disclosed, we undertook a third-party evaluation of estimated environmental remediation costs at one of our facilities beginning in 2000. The evaluation was initiated as a result of testing that indicated the potential underground migration of some contaminants beyond our facility property. We have completed and analyzed the results of our evaluation of off-site contamination migration from that facility and as a result we have increased the environmental remediation reserve we had for this facility by $5 million through a charge to income in the first quarter 2001. We also increased our estimate of environmental remediation reserves for three other locations by a total of $1 million in the first quarter of 2001. Additionally, in the first quarter of 2001, we reached an agreement with a third party to assume responsibility for remediation of a location at which we previously shared responsibility. In exchange, we received cash and a note for a total of $4 million, the estimate of the third party's share of the total remediation liability. We increased our environmental liability estimate for this location by $4 million as a result. These amounts are reflected in our estimation of remediation costs described above. We believe that these potential costs, as well as the costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our consolidated financial position or results of operations.

     (5) In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at their fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. We adopted this statement effective January 1, 2001, and it did not have a significant impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101,"Revenue Recognition". This SAB provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements and is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The SAB draws on the existing accounting rules and defines the basic criteria that must be met before we can record revenue. The impact of adopting SAB 101 did not have a significant effect on our results of operations or financial position.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     In May 2000, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. Consequently, beginning January 1, 2001, we classified some incentives that were previously shown in selling, general, and administrative expense as a reduction in revenues. As a result of the change, revenue was $3 million lower in the first quarter of 2001, with an offsetting decline in selling, general, and administrative expenses. We have restated prior year results for comparability, resulting in a reduction in net sales of $4 million for the quarter ended March 31, 2000, with an offsetting reduction in selling, general, and administrative expense.

     (6) We entered into an agreement during the third quarter of 2000 to sell an interest in some of our trade accounts receivable to a third party. In the first quarter of 2001, we recognized a loss of $1 million on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, and it averaged 6.5 percent during the first three months of this year. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. We valued this retained interest based on the recoverable value of the receivable pool, which approximated book value.

     (7) Earnings (loss) per share of common stock outstanding were computed as follows:

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                --------------------------
                                                                   2001           2000
                                                                   ----           ----
                                                                (MILLIONS EXCEPT SHARE AND
                                                                    PER SHARE AMOUNTS)
Basic Earnings Per Share--
  Net income (loss).........................................    $       (31)   $         1
                                                                ===========    ===========
  Average shares of common stock outstanding................     36,592,072     33,672,112
                                                                ===========    ===========
  Earnings per average share of common stock................    $      (.84)   $       .03
                                                                ===========    ===========
Diluted Earnings Per Share--
  Net income (loss).........................................    $       (31)   $         1
                                                                ===========    ===========
  Average shares of common stock outstanding................     36,592,072     33,672,112
  Effect of dilutive securities:
     Restricted stock.......................................             --         47,274
     Stock options..........................................             --         30,291
     Performance shares.....................................        158,950        154,688
                                                                -----------    -----------
  Average shares of common stock outstanding including
     dilutive securities....................................     36,751,022     33,904,365
                                                                ===========    ===========
  Earnings per average share of common stock................    $      (.84)   $       .03
                                                                ===========    ===========

     (8) We are a global manufacturer with two geographic reportable segments:
North America and Europe. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. We evaluate segment performance based primarily on income before interest expense, income taxes, and minority interest. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     The following table summarizes certain Tenneco segment information:

                                                                           SEGMENT
                                                -------------------------------------------------------------
                                                                                      RECLASS
                                                NORTH AMERICA    EUROPE     OTHER     & ELIMS    CONSOLIDATED
                                                -------------    ------     -----     -------    ------------
                                                                         (MILLIONS)
AT MARCH 31, 2001, AND FOR THE THREE MONTHS
  THEN ENDED
Revenues from external customers............       $  435         $349      $ 80       $ --         $  864
Intersegment revenues.......................            3           11         2        (16)            --
Income (loss) before interest, income taxes,
  and minority interest.....................           (3)           8         1         --              6
Total assets................................        1,178          967       676         48          2,869
AT MARCH 31, 2000, AND FOR THE THREE MONTHS
  THEN ENDED
Revenues from external customers............       $  510         $294      $ 74       $ --         $  878
Intersegment revenues.......................            3            9         3        (15)            --
Income (loss) before interest, income taxes,
  and minority interest.....................           34           12         1         --             47
Total Assets................................        1,195          961       845        (40)         2,961

     (9) Supplemental guarantor condensed financial statements are presented below:

Basis of Presentation

     We issued senior subordinated notes due 2009 as a component of a plan to realign our debt in connection with the 1999 spin-off of our packaging business. All of our existing and future material domestic wholly-owned subsidiaries (the "Guarantor Subsidiaries") fully and unconditionally guarantee the notes on a joint and several basis. We have not presented separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries because management has determined that such information is not material to the holders of the notes. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                        FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                          ----------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                           GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                          SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                          ------------   ------------   ---------------   -------   ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External..........................       $327           $537            $ --          $ --         $864
     Affiliated companies..............         18             14              --           (32)          --
                                              ----           ----            ----          ----         ----
                                               345            551              --           (32)         864
                                              ----           ----            ----          ----         ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).........        286            452              --           (32)         706
  Engineering, research, and
     development.......................          6              7              --            --           13
  Selling, general, and
     administrative....................         61             40              --            --          101
  Depreciation and amortization........         20             17              --            --           37
                                              ----           ----            ----          ----         ----
                                               373            516              --           (32)         857
                                              ----           ----            ----          ----         ----
OTHER INCOME, NET......................          6             (7)             --            --           (1)
INCOME (LOSS) BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST, AND
  EQUITY IN NET INCOME OF AFFILIATED
  COMPANIES............................        (22)            28              --            --            6
  Interest expense--
     External (net of interest
       capitalized)....................         --              3              44            --           47
     Affiliated companies (net of
       interest income)................         32              1             (33)           --           --
  Income tax expense (benefit).........        (11)            10              --            (9)         (10)
  Minority interest....................         --             --              --            --           --
                                              ----           ----            ----          ----         ----
                                               (43)            14             (11)            9          (31)
  Equity in net income (loss) of
     affiliated companies..............          8             --             (20)           12           --
                                              ----           ----            ----          ----         ----
NET INCOME (LOSS)......................       $(35)          $ 14            $(31)         $ 21         $(31)
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                        FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                          ----------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                           GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                          SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                          ------------   ------------   ---------------   -------   ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External..........................       $419           $459            $ --          $ --         $878
     Affiliated companies..............         19             19              --           (38)          --
                                              ----           ----            ----          ----         ----
                                               438            478              --           (38)         878
                                              ----           ----            ----          ----         ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).........        333            377              --           (38)         672
  Engineering, research, and
     development.......................          8              7              --            --           15
  Selling, general, and
     administrative....................         58             48              --            --          106
  Depreciation and amortization........         20             19              --            --           39
                                              ----           ----            ----          ----         ----
                                               419            451              --           (38)         832
                                              ----           ----            ----          ----         ----
OTHER INCOME, NET......................          1             --              --            --            1
                                              ----           ----            ----          ----         ----
INCOME (LOSS) BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST, AND
  EQUITY IN NET INCOME OF AFFILIATED
  COMPANIES............................         20             27              --            --           47
  Interest expense--
     External (net of interest
       capitalized)....................         (1)             3              43            --           45
     Affiliated companies (net of
       interest income)................         24              3             (27)           --           --
  Income tax expense (benefit).........         (3)             8              (5)           (1)          (1)
  Minority interest....................         --              2              --            --            2
                                              ----           ----            ----          ----         ----
                                                --             11             (11)            1            1
  Equity in net income (loss) of
     affiliated companies..............         10             --              12           (22)          --
                                              ----           ----            ----          ----         ----
NET INCOME (LOSS)......................       $ 10           $ 11            $  1          $(21)        $  1
                                              ====           ====            ====          ====         ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                    MARCH 31, 2001
                                        ----------------------------------------------------------------------
                                                                          TENNECO
                                                                      AUTOMOTIVE INC.
                                         GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                        SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                        ------------   ------------   ---------------   -------   ------------
                                                                      (MILLIONS)
                ASSETS
Current assets:
  Cash and temporary cash
     investments......................     $    6         $   50          $   --        $    --      $   56
  Receivables.........................        201            376              21            (99)        499
  Inventories.........................        154            255              --             --         409
  Deferred income taxes...............         73              3              79            (79)         76
  Prepayments and other...............         37             50              --             --          87
                                           ------         ------          ------        -------      ------
                                              471            734             100           (178)      1,127
                                           ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated
     companies........................        311             --           2,200         (2,511)         --
  Notes and advances receivable from
     affiliates.......................      2,300             33           3,398         (5,731)         --
  Long-term notes receivable, net.....         16             12              --             --          28
  Goodwill and intangibles, net.......        318            133              --             --         451
  Deferred income taxes...............         93             18              78            (78)        111
  Pension assets......................         22             20              --             --          42
  Other...............................         63             55              28             --         146
                                           ------         ------          ------        -------      ------
                                            3,123            271           5,704         (8,320)        778
                                           ------         ------          ------        -------      ------
Plant, property, and equipment, at
  cost................................        853            949              --             --       1,802
  Less--Reserves for depreciation and
     amortization.....................        431            407              --             --         838
                                           ------         ------          ------        -------      ------
                                              422            542              --             --         964
                                           ------         ------          ------        -------      ------
                                           $4,016         $1,547          $5,804        $(8,498)     $2,869
                                           ======         ======          ======        =======      ======
           LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt):
       Short-term
          debt-non-affiliated.........     $   --         $   27          $  161        $    --      $  188
       Short-term debt-affiliated.....         14             --              10            (24)         --
  Trade payables......................        130            412              --            (77)        465
  Accrued taxes.......................         51             25              --            (59)         17
  Other...............................        106             92              46            (10)        234
                                           ------         ------          ------        -------      ------
                                              301            556             217           (170)        904
Long-term debt-non-affiliated.........         --             18           1,391             --       1,409
Long-term debt-affiliated.............      1,798             11           3,922         (5,731)         --
Deferred income taxes.................        147             60              27            (98)        136
Postretirement benefits and other
  liabilities.........................        128             12              --             18         158
Commitments and contingencies
Minority interest.....................         --             15              --             --          15
Shareholders' equity..................      1,642            875             247         (2,517)        247
                                           ------         ------          ------        -------      ------
                                           $4,016         $1,547          $5,804        $(8,498)     $2,869
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                   DECEMBER 31, 2000
                                         ----------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                          GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                         SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                         ------------   ------------   ---------------   -------   ------------
                                                                       (MILLIONS)
                ASSETS
Current assets:
  Cash and temporary cash
     investments.......................     $    8         $   27          $   --        $    --      $   35
  Receivables..........................        199            379              21           (112)        487
  Inventories..........................        158            264              --             --         422
  Deferred income taxes................         73              3              --             --          76
  Prepayments and other................         36             53              --             --          89
                                            ------         ------          ------        -------      ------
                                               474            726              21           (112)      1,109
                                            ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated companies...        324             --           2,306         (2,630)         --
  Notes and advances receivable from
     affiliates........................      2,343             14           3,469         (5,826)         --
  Long-term notes receivable, net......         11             13              --             --          24
  Goodwill and intangibles, net........        321            142              --             --         463
  Deferred income taxes................         75             18              22            (21)         94
  Pension assets.......................         22             19              --             --          41
  Other................................         65             60              25             --         150
                                            ------         ------          ------        -------      ------
                                             3,161            266           5,822         (8,477)        772
                                            ------         ------          ------        -------      ------
Plant, property, and equipment, at
  cost.................................        854            998              --             --       1,852
  Less--Reserves for depreciation and
     amortization......................        423            424              --             --         847
                                            ------         ------          ------        -------      ------
                                               431            574              --             --       1,005
                                            ------         ------          ------        -------      ------
                                            $4,066         $1,566          $5,843        $(8,589)     $2,886
                                            ======         ======          ======        =======      ======
            LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt).....
  Short-term debt--non-affiliated......     $   --         $   28          $   64        $    --          92
  Short-term debt--affiliated..........         --              1              10            (11)         --
  Trade payables.......................        179            393               1           (109)        464
  Accrued taxes........................         26             12              --            (22)         16
  Other................................        109            104              33             (9)        237
                                            ------         ------          ------        -------      ------
                                               314            538             108           (151)        809
Long-term debt-non-affiliated..........         --             20           1,415             --       1,435
Long-term debt-affiliated..............      1,753              4           4,069         (5,826)         --
Deferred income taxes..................        159             63             (78)            --         144
Postretirement benefits and other
  liabilities..........................        126              6              (1)            23         154
Commitments and contingencies
Minority interest......................         --             14              --             --          14
Shareholders' equity...................      1,714            921             330         (2,635)        330
                                            ------         ------          ------        -------      ------
                                            $4,066         $1,566          $5,843        $(8,589)     $2,886
                                            ======         ======          ======        =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                            THREE MONTHS ENDED MARCH 31, 2001
                                          ----------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                           GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                          SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                          ------------   ------------   ---------------   -------   ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities............................     $(134)          $ 91            $ 14           $--         $(29)
                                             -----           ----            ----           ---         ----
INVESTING ACTIVITIES
Net proceeds from sale of assets........        --             --              --            --           --
Expenditures for plant, property, and
  equipment.............................        (6)           (19)             --            --          (25)
Investments and other...................        (4)            (1)             --            --           (5)
                                             -----           ----            ----           ---         ----
Net cash provided (used) by investing
  activities............................       (10)           (20)             --            --          (30)
                                             -----           ----            ----           ---         ----
FINANCING ACTIVITIES
Issuance of common and treasury stock...        --             --               3            --            3
Retirement of long-term debt............        --             --              (5)           --           (5)
Net increase (decrease) in short-term
  debt excluding current maturities of
  long-term debt........................        --              1              77            --           78
Intercompany dividends and net increase
  (decrease) in intercompany
  obligations...........................       142            (53)            (89)           --           --
Dividends (common)......................        --             --              --            --           --
                                             -----           ----            ----           ---         ----
Net cash provided (used) by financing
  activities............................       142            (52)            (14)           --           76
                                             -----           ----            ----           ---         ----
Effect of foreign exchange rate changes
  on cash and temporary cash
  investments...........................        --              4              --            --            4
                                             -----           ----            ----           ---         ----
Increase (decrease) in cash and
  temporary cash investments............        (2)            23              --            --           21
Cash and temporary cash investments,
  January 1.............................         8             27              --            --           35
                                             -----           ----            ----           ---         ----
Cash and temporary cash investments,
  March 31 (Note).......................     $   6           $ 50            $ --           $--         $ 56
                                             =====           ====            ====           ===         ====

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                            THREE MONTHS ENDED MARCH 31, 2000
                                          ----------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                           GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                          SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                          ------------   ------------   ---------------   -------   ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities............................      $  8           $(12)            $--           $--         $ (4)
                                              ----           ----             ---           ---         ----
INVESTING ACTIVITIES
Net proceeds from sale of assets........         2             --              --            --            2
Expenditures for plant, property, and
  equipment.............................       (13)           (21)             --            --          (34)
Investments and other...................        (2)            (2)             --            --           (4)
                                              ----           ----             ---           ---         ----
Net cash provided (used) by investing
  activities............................       (13)           (23)             --            --          (36)
                                              ----           ----             ---           ---         ----
FINANCING ACTIVITIES
Issuance of common and treasury stock...        --             --              --            --           --
Retirement of long-term debt............        --             --              --            --           --
Net increase (decrease) in short-term
  debt excluding current maturities of
  long-term debt........................        34            (24)              3            --           13
Intercompany dividends and net increase
  (decrease) in intercompany
  obligations...........................       (39)            40              (1)           --           --
Dividends (common)......................        --             --              (2)           --           (2)
                                              ----           ----             ---           ---         ----
Net cash provided (used) by financing
  activities............................        (5)            16              --            --           11
                                              ----           ----             ---           ---         ----
Effect of foreign exchange rate changes
  on cash and temporary cash
  investments...........................        --             (2)             --            --           (2)
                                              ----           ----             ---           ---         ----
Increase (decrease) in cash and
  temporary cash investments............       (10)           (21)             --            --          (31)
Cash and temporary cash investments,
  January 1.............................        28             56              --            --           84
                                              ----           ----             ---           ---         ----
Cash and temporary cash investments,
  March 31 (Note).......................      $ 18           $ 35             $--           $--         $ 53
                                              ====           ====             ===           ===         ====

NOTE:Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

      (The preceding notes are an integral part of the foregoing financial statements.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FROM OPERATIONS

NET SALES AND OPERATING REVENUES

                                                                THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                                ------------
                                                                2001    2000    CHANGE
                                                                ----    ----    ------
                                                                 (MILLIONS)
North America...............................................    $435    $510      (15)%
Europe......................................................     349     294       19%
Rest of World...............................................      80      74        8%
                                                                ----    ----
                                                                $864    $878       (2)%
                                                                ====    ====

     Results for 2000 have been reclassified for comparability to reflect the reclassification of certain sales incentives. This reclassification is made in accordance with the provisions of the FASB's Emerging Issues Task Force May 2000 consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. Effective January 1, 2001, we changed the way we classify some sales incentives in accordance with the consensus reached by the EITF. The impact of this reclassification on first quarter 2000 results was a reduction in net sales of $4 million with an offsetting reduction in selling, general, and administrative expense.

     Revenues from our North American operations declined $75 million in the first quarter of 2001 compared to last year's first quarter reflecting lower sales generated from both the original equipment and aftermarket businesses. OE revenues declined 15 percent to $324 million in the first three months of this year due to significant OE production cut backs in both the light and heavy-duty vehicle segments as vehicle manufacturers lowered inventories in the face of a slowing economy. Vehicle manufacturers' production volumes dropped 17 percent for light vehicle while heavy-duty vehicle production declined 47 percent compared to one year ago. OE exhaust revenues were down 11 percent in the quarter, while OE ride control revenues declined 24 percent. Lower volumes on existing platforms more than offset the growth in revenues from new business. Exhaust revenues also rose $12 million as a result of rising precious metal prices that were passed through to our OE exhaust customers. Lower ride control volumes, especially in our heavy-duty elastomer business resulted in a decline in OE ride control revenues. Aftermarket revenues for North America were $111 million in first three months of 2001, representing a decline of 13 percent compared to the same period in the prior year. The North American aftermarket continued to be severely depressed affecting industry volumes and prices. Aftermarket exhaust revenues declined 14 percent in the first quarter, while our aftermarket ride control revenues dropped nearly 13 percent compared to a year ago. Lower volumes accounted for $12 million of the reduction in aftermarket revenues, while negative price adjustments that were initiated during 2000 contributed the majority of the rest of the decline in revenues. We have implemented price increases on some products in North America that will begin to offset the impact of price reductions implemented in 2000.

     Our European segment's revenues increased $55 million in the first three months of 2001 compared to last year's first quarter due primarily to a 36 percent increase in OE revenues, which were $275 million for the quarter. Contributing to the OE revenue increase were stronger exhaust and ride control volumes in both our new and existing programs which added $57 million of additional revenue in the first quarter. For the first three months of 2001, revenues have increased $32 million as a result of rising precious metal and steel prices that we have passed through to our OE customers. The devaluation of European currencies compared to the U.S. dollar resulted in a reduction in OE revenues of $16 million in the first quarter of this year. Excluding these currency impacts, European OE revenues would have increased 44 percent in the first quarter of 2001 compared to the first quarter of 2000. European aftermarket sales were $74 million in the first three months of this year compared to $92 million in last year's first quarter. This 20 percent decline resulted from the continued softness of the aftermarket industry combined with declining exhaust replacement rates due primarily to the increasing use of stainless steel. Price increases that relate to our global aftermarket pricing strategy began to show favorable results in the first quarter of 2001 contributing some positive revenue growth and helping to partially offset the impact from lower volumes. Negatively impacting European aftermarket revenue growth was the depreciation of European currencies, which reduced revenues by $6 million.

     Revenues from our operations in the rest of the world, specifically South America, Australia and Asia, increased $6 million in the first quarter of 2001 despite nearly $9 million of negative foreign currency adjustments impacting the quarter's results. Excluding these currency impacts, total revenues for the rest of the world would have increased 20 percent compared to the same quarter last year while revenues from South American operations would have increased 21 percent and revenues from Australian operations would have increased 4 percent. The increase in revenues for 2001 is primarily due to strong volume growth, especially in South America and Asia. The launch of several new OE programs, primarily in South America, and growth in existing programs in all these markets increased volumes. In Asia, volumes are increasing as we ramp up a new OE exhaust manufacturing facility in Shanghai.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

     We reported EBIT of $6 million for the first quarter of 2001, compared to $47 million for the same quarter last year. Reported results for 2001 include restructuring and other charges that have an effect on comparability of EBIT results between the years. To provide enhanced comparability, we have separately identified these costs and charges by segment in the following table, and will discuss our results in the following section using a comparison of "2001 Operating Units Results" to the "2000 Reported Results" for each segment.

                                                          THREE MONTHS ENDED MARCH 31,
                                               --------------------------------------------------
                                                                2001                       2000
                                               --------------------------------------    --------
                                                           RESTRUCTURING    OPERATING
                                               REPORTED      AND OTHER        UNITS      REPORTED
                                               RESULTS        CHARGES        RESULTS     RESULTS        CHANGE
                                               --------    -------------    ---------    --------      --------
                                                                   (MILLIONS)
North America..............................      $(3)           $ 9            $ 6         $34            (82)%
Europe.....................................        8              8             16          12             33%
Rest of World..............................        1              3              4           1            300%
                                                 ---            ---            ---         ---
                                                 $ 6            $20            $26         $47            (45)%
                                                 ===            ===            ===         ===

     In the preceding table, amounts reported as restructuring and other charges for 2001 include $11 million related to the 2001 restructuring plan, $1 million for other restructuring related costs and expenses such as relocation and moving costs that could not be accrued as part of the restructuring reserve, $6 million for environmental remediation activities, principally in Europe, and $2 million related to costs associated with the amendment of certain terms of our senior credit facility. For further details of these costs see the sections listed as "Restructuring Charges", "Environmental and Other Matters" and "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

     EBIT for North American operations declined to $6 million in the first quarter 2001 from $34 million one year ago as weaker sales volumes in both our OE and aftermarket segments impacted our earnings in the first three months of the year. A drop in both the light and heavy-duty vehicle production volumes and a decline in the higher margin elastomer business combined to reduce EBIT for the North American OE business by over $9 million. Further contributing to the decline in EBIT in North American OE operations were unfavorable pricing impacts, volume related operating inefficiencies, inventory shrinkage, and foreign currency impacts. The decline in North American aftermarket EBIT was due to aftermarket industry weaknesses, which affected volumes, pricing and bad debt. Lower volumes resulted in reduced EBIT of $6 million while unfavorable pricing lowered EBIT by $3 million. Lower selling, general, and administrative expenses and cost savings generated from our restructuring efforts of $6 million helped partially offset some of the negative impacts on aftermarket EBIT in the quarter.

     Our European segment's EBIT improved 33 percent to $16 million in the first quarter of 2001. Significantly improved performance in the OE exhaust business in Europe contributed to the increased EBIT in the quarter due to stronger sales from new products, lower manufacturing costs, and savings from restructuring initiatives. The improvement in the OE ride control business was offset by the impact of foreign currency movements in Europe. Our European aftermarket operations had mixed results despite continued weaknesses in the overall industry, as the aftermarket exhaust business had improved EBIT this quarter while ride control EBIT declined consistent with the trends in the industry.

     EBIT for the company's operations in the rest of the world increased by $3 million in the first three months of 2001 compared to the same three months one year ago, despite the impact from the devaluation of foreign currencies principally in Australia. Increased OE and aftermarket volumes as well as increased aftermarket pricing contributed to the improvement. Our South American operations contributed most of the improvement in EBIT for the first quarter.

EBIT AS A PERCENTAGE OF REVENUE

     The following table shows EBIT as a percentage of revenue by segment. The EBIT percentage for the first quarter 2001 is calculated after excluding the "restructuring and other charges" described previously.

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                --------------------
                                                                2001            2000
                                                                ----            ----
North America...............................................    1%              7%
Europe......................................................    5%              4%
Rest of World...............................................    5%              1%
       Total Tenneco Automotive.............................    3%              5%

     In North America, EBIT as a percentage of revenue decreased by 6 percent. Production cuts by vehicle manufacturers plus declines in higher margin elastomer sales contributed to the lower margins. Volume related operating inefficiencies and negative currency impacts added to the decline, despite improvements in selling, general, and administrative expenses and other costs in our North American operations. In Europe, EBIT margins gained in the first quarter as significant improvements in OE exhaust operations were somewhat offset by costs associated with the Polish ride control plant start-up, reserves for bad debt, currency impacts and lower aftermarket volumes. EBIT as a percentage of revenue for the rest of the world grew in the first quarter of this year even with currency impacts. Excluding the currency impacts, EBIT margin for the rest of the world would have increased to 6 percent in the first quarter 2001. Stronger volumes and favorable pricing changes, plus continued efforts to lower operating costs, all contributed to these better margins.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $47 million during the first quarter of 2001 compared to $45 million during the same period in 2000. The increase in total interest expense is primarily due to higher short-term borrowings and less interest capitalized, offset by the impact from slightly more favorable interest rates. See more detailed explanations on our debt structure in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

INCOME TAXES

     For the first quarter, income taxes were a $10 million benefit in 2001 and a $1 million benefit in 2000. The effective tax rate for the first quarter of 2001 was 25 percent compared to 36 percent in the first quarter of 2000.

EARNINGS PER SHARE

     We reported a loss in earnings per diluted common share of $.84 for the first three months of 2001. First quarter 2000 earnings per diluted common share were positive at $.03. Included in results for the first quarter 2001 are the impacts from charges related to our restructuring plans, environmental remediation activities and the costs related to the amendment of certain terms of the senior credit facility. The cumulative negative effect of these items on earnings per diluted common share was a reduction of $.40. The majority of the impact was comprised of the restructuring charge for the 2001 plan and the environmental costs which impacted earnings per share by $.21 and $.12, respectively. You should also read Note 7 in the "Notes to Financial Statements" for more detailed information on earnings per share.

RESTRUCTURING CHARGES

     Over the past several years we have adopted plans to restructure portions of our operations. These plans were approved by the Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Charges to income related to these plans are recorded in the period in which the plans are finalized and approved, while actions necessary to affect these restructuring plans occur over future periods in accordance with established plans.

     As of March 31, 2001, we had completed the restructuring actions related to the 1999 plan, with the exception of certain headcount reductions and related severance payments for a distribution facility in Europe. The 1999 plan involved closing a ride control manufacturing facility and an exhaust plant in Europe, closing or downsizing four European aftermarket distribution centers, closing a North America exhaust manufacturing facility plus employee reductions of approximately 780. As of March 31, 2001, over 750 employees had been terminated under the 1999 plan. We will be substantially complete with these restructuring activities by the middle of 2001.

     In the fourth quarter of 2000, our Board of Directors approved a restructuring plan to further reduce administrative and operational overhead costs. We recorded a pre-tax charge related to the plan of $46 million, $32 million after tax, or $.92 per diluted common share. Within the statement of income (loss), $13 million of the pre-tax charge is reflected in cost of sales, while $33 million is included in selling, general, and administrative expenses. The charge is comprised of $24 million of severance and related costs for salaried employment reductions worldwide and $22 million for the reduction of manufacturing and distribution capacity in response to long-term market trends. The 2000 plan involved closing a North American aftermarket exhaust distribution facility and a ride control manufacturing plant in our Asian market, as well as the consolidation of some exhaust manufacturing facilities in Europe. In addition, the plan involves the elimination of about 700 positions. We wrote down the assets at the locations to be closed to their fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that cash proceeds on the sale of these assets will be significant. As of March 31, 2001, approximately 330 employees had been terminated under the 2000 plan primarily in North America and Europe in sales, engineering and salaried plant. All restructuring actions are being completed in accordance with our established plan. We expect to complete all restructuring activities related to this plan by the end of the first quarter of 2002.

     Also in the fourth quarter of 2000, we recorded other charges of $15 million, $10 million after tax, or $.29 per diluted common share. These charges relate to a strategic decision to reduce some of the aftermarket parts we offer and to relocation expenses incurred associated with the restructuring plans. The aftermarket parts were written down to their estimated scrap value less costs to sell.

     In the first quarter of 2001, our Board of Directors approved a restructuring plan in response to increasingly difficult industry conditions. On January 31, 2001, we announced plans to eliminate up to 405 salaried positions worldwide. This reduction included the immediate elimination of 215 positions. We recorded pre-tax charges related to the restructuring of $11 million, $8 million after tax, or $.21 per diluted common share. Within the statement of income (loss), $2 million of the pre-tax charge is reflected in costs of sales while $9 million is included in selling, general, and administrative expenses. These charges are comprised of $8 million for severance and related costs for salaried employment reductions worldwide and $3 million for costs related to closing a testing facility in North America. We also incurred $1 million for other restructuring related costs and expenses such as relocation and moving costs that could not be accrued as part of the restructuring reserve. As of March 31, 2001, we had eliminated about 345 positions in connection with the 2001 plan. We estimate that we will complete these restructuring activities no later than the first quarter 2002.

All workforce reductions will be done in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

     Amounts related to activities that are part of the restructuring plans are as follows:

                                     DECEMBER 31, 2000        2001           2001      IMPACT OF    MARCH 31, 2001
                                       RESTRUCTURING      RESTRUCTURING      CASH      EXCHANGE     RESTRUCTURING
                                          RESERVE            CHARGE        PAYMENTS      RATES         RESERVE
                                     -----------------    -------------    --------    ---------    --------------
Severance........................           $23                $ 8           $(11)        $(2)           $18
Asset Impairment.................            --                  1             --          --              1
Facility exit costs..............             3                  2             --          (1)             4
                                            ---                ---           ----         ---            ---
                                            $26                $11           $(11)        $(3)           $23
                                            ===                ===           ====         ===            ===

     In addition to these announced actions, we continue to evaluate additional cost reduction initiatives for 2001, which would require review and approval by the Board of Directors and could result in additional restructuring charges. Also, we currently estimate that we will incur about $6 million of expense during the remainder of 2001 with respect to restructuring-related costs and expenses that could not be accrued as part of the restructuring reserve.

CHANGES IN ACCOUNTING PRINCIPLES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. We adopted this statement effective January 1, 2001 and it did not have a significant impact on our financial position or results of operations.

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

     In May 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. Consequently, beginning January 1, 2001, we classified some incentives that were previously shown in selling, general, and administrative expense as a reduction in revenues. As a result of the change, revenue was $3 million lower in the first quarter of 2001, with an offsetting decline in selling, general, and administrative expenses. We have restated prior year results for comparability, resulting in a reduction in net sales of $4 million for the quarter ended March 31, 2000, with an offsetting reduction in selling, general, and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION

                                                                MARCH 31,    DECEMBER 31,
                                                                  2001           2000
                                                                ---------    ------------
Short-term debt and current portion of long-term debt.......     $  188         $   92
Long-term debt..............................................      1,409          1,435
                                                                 ------         ------
Total debt..................................................      1,597          1,527
                                                                 ------         ------
Total minority interest.....................................         15             14
Common shareholders' equity.................................        247            330
                                                                 ------         ------
Total capitalization........................................     $1,859         $1,871
                                                                 ======         ======

     The company's debt to capitalization ratio was 86 percent at March 31, 2001 and 82 percent as of December 31, 2000. The increase in the ratio was attributable to higher short-term debt outstanding as well as the decline in shareholders' equity. The first quarter decline in shareholders' equity results from both the translation of foreign balance sheets into U.S. dollars, where the strength of the dollar resulted in translation adjustments of $54 million, and our recorded net loss of $31 million.

     Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries as well as our revolving credit facility, increased by $96 million during the first three months of 2001. This increase resulted from higher borrowings of $77 million during the quarter under our revolving credit facility and a $19 million increase in the amount of long-term debt that will mature in one year or less. Total borrowings outstanding under our revolving credit facility were $89 million as of March 31, 2001 and $12 million as of December 31, 2000. Long-term debt includes borrowings under financing arrangements entered into to facilitate the debt realignment described below, approximately $16 million of debt that was not retired in the cash tender and exchange offers associated with the 1999 spin-off of our packaging business and other long term obligations such as capitalized leases.

     As part of the realignment of debt that was required in order to complete the spin-off of the packaging business in 1999, we entered into a $1.55 billion committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The company entered into an agreement to amend this facility on October 20, 2000 to (i) relax the financial covenant ratios beginning in the fourth quarter of 2000, (ii) exclude up to $80 million of cash charges and expenses related to cost reduction initiatives from the calculation of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for our financial ratios through 2001 and (iii) make certain other technical changes. In exchange for these amendments, we agreed to certain interest rate increases, lowered our capital expenditure limits and paid an aggregate fee of about $3 million.

     As a result of significant reductions in North American vehicle production levels announced by our original equipment customers since the fourth quarter of last year, as well as an accelerated weakening of the global aftermarket, we entered into a second amendment of our senior credit facility on March 22, 2001. The second amendment revised the financial covenant ratios we are required to maintain for each of the fiscal quarters ending in 2001. The second amendment also reduced the limitation on 2001 capital expenditures from $225 million to $150 million, and required that net cash proceeds from all significant, non-ordinary course asset sales be used to prepay the senior term loans. In exchange for these amendments, we agreed to a 25 basis point increase in interest rates on the senior term loans and our revolving credit facility and paid an aggregate fee of about $3 million to consenting lenders. We incurred legal, advisory and other costs related to the amendment process of approximately $2 million. The amendment also provides for the continued availability of the full amount of the $500 million revolving credit facility. Excluding the $89 million of outstanding borrowings and $51 million of letters of credit, we had $360 million available for borrowing under the revolving credit facility at March 31, 2001. Based on our current projections for 2001, we believe that we will be able to meet the revised financial covenant ratios and adhere to the limitation on capital expenditures.

     The senior secured credit facility, as amended on March 22, 2001, consists of: (i) a $500 million revolving credit facility with a final maturity date of November 4, 2005; (ii) a $406 million term loan with a final maturity date of November 4, 2005; (iii) a $270 million term loan with a final maturity date of November 4, 2007; and (iv) a $270 million term loan with a final maturity date of May 4, 2008. A portion of each term loan is payable in quarterly installments beginning September 30, 2001. Borrowings under the facility bear interest at an annual rate equal to, at the borrower's option, either (i) the London Interbank Offering Rate plus a margin of 325 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 375 basis points for the term loan maturing November 4, 2007 and 400 basis points for the term loan maturing May 4, 2008; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 225 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 275 basis points for the term loan maturing November 4, 2007 and 300 basis points for the term loan maturing May 4, 2008. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and the term loan maturing November 4, 2005 may be adjusted based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter.

     The amended senior credit facility agreement requires that the company maintain: (i) a consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA) not greater than 6.00 at the end of the first quarter of 2001 and not greater than 6.25, 6.00 and 5.50 at the end of the second, third and fourth quarters of 2001, respectively: (ii) a consolidated interest coverage ratio (consolidated EBITDA divided by consolidated cash interest paid) of at least 1.40 for the first quarter of 2001 and at least 1.35, 1.40 and 1.55 for the second, third and fourth quarters of 2001, respectively; and (iii) a fixed charge coverage ratio (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) greater than .60 for the first quarter of 2001 and greater than .55, .65 and .80 for the second, third and fourth quarters of 2001, respectively. As of March 31, 2001 we were in compliance with the financial covenant ratios required under the amended senior credit facility.

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(a) incurring additional liens; (b) sale and leaseback transactions; (c) liquidations and dissolutions (d) incurring additional indebtedness or guarantees; (e) capital expenditures; (f) dividends; (g) mergers and consolidations; and (h) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of March 31, 2001, we were in compliance with these requirements.

     The company's outstanding debt also includes $500 million of 11 5/8 percent Senior Subordinated Notes due 2009. The senior subordinated debt indenture requires that we, as a condition to incurring certain types of indebtedness not otherwise permitted, initially maintain an interest coverage ratio of not less than 2.00. Under the terms of the indenture, the minimum interest coverage ratio increases to 2.25 beginning on October 15, 2001. The indenture also contains restrictions on our operations, including limitations on: (1) incurring additional indebtedness or liens; (2) dividends; (3) distributions and stock repurchases; (4) investments; and (5) mergers and consolidations. All of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us.

     We believe that cash flows from operations, combined with available borrowing capacity described above and assuming that we maintain compliance with the requirements of our loan agreement, will generally be sufficient to meet our future capital requirements for the following year. Our ability to meet the financial covenants in 2001 and beyond depends upon a number of operational and economic factors, many of which are beyond our control. Factors that could impact our compliance with the financial covenants include the rate at which consumers continue to buy new vehicles and the rate at which they continue to repair vehicles already in service. Persistently lower North American vehicle production levels, further weakening in the global aftermarket beyond our expectation, or an unanticipated reduction in vehicle production levels in Europe, could impact our ability to meet our financial covenant ratios. In the event that we are unable to meet these revised financial covenants, we would consider several options to meet our cash flow needs. These options could include further renegotiations with our senior credit lenders, additional cost reduction or restructuring initiatives, sales of assets or capital stock, or other alternatives to enhance our financial and operating position. Should we be required to further amend our bank agreements to meet our financial covenants beyond 2001, we believe we can negotiate these amendments at a reasonable cost.

DIVIDENDS ON COMMON STOCK

     During 2000, the company paid quarterly dividends of $.05 per common share. These dividend payments totaled $2 million in the first quarter of 2000 and $7 million for the entire year. On January 10, 2001, the Company announced that the Board of Directors had eliminated the quarterly dividend on the company's stock. The board took the action in response to current industry conditions, significantly greater than anticipated production volume reductions by original equipment manufacturers and continued softness in the global light vehicle aftermarket.

CASH FLOWS

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                --------------------
                                                                2001            2000
                                                                ----            ----
Cash provided (used) by:
  Operating activities......................................    $(29)           $ (4)
  Investing activities......................................     (30)            (36)
  Financing activities......................................      76              11

OPERATING ACTIVITIES

     As of March 31, 2001 and March 31, 2000 cash flows from operating activities represented uses of cash of $29 million and $4 million, respectively. Lower earnings in the first quarter 2001 was a key driver of the increased use in cash. In addition, while our working capital did increase during the quarter as it typically does at this time as we prepare for the key selling period, it did not increase to the levels it has in the past. We have continued to focus on improving working capital and as a result the changes in working capital in the current quarter were more favorable than they were one year ago. Reduced accounts receivable and inventory balances plus better management of our payables made a favorable impact on cash flows in this year's first quarter compared to last year's first quarter. Working capital, adjusted for receivables that were sold as of March 31, 2001, was $100 million lower than it was as of March 31, 2000. During the first quarter of this year, the company increased the size of the U.S. receivables securitization program by $3 million and reduced our European program by a similar amount.

INVESTING ACTIVITIES

     Cash used for investing activities was $6 million lower in the first quarter of 2001 compared to the same period a year ago due to lower expenditures for property, plant and equipment. Capital expenditures were $25 million in the first three months of 2001, down from $34 million in the first three months of last year.

FINANCING ACTIVITIES

     Cash provided by financing activities was $76 million in the first quarter of 2001 compared to $11 million in the first quarter of 2000. The increase in the first three months of this year is attributable to greater short-term borrowings during the period of $77 million. First quarter 2000 includes a $13 million increase in short-term debt, offset by a $2 million dividend payment to our common shareholders.

INTEREST RATE RISK

     The company's financial instruments that are sensitive to market risk for changes in interest rates are its debt securities. The company primarily uses a revolving credit facility to finance its short-term capital requirements and pays a current market rate of interest on these borrowings. Longer-term capital requirements were financed with long-term obligations with original maturity dates ranging from six to ten years.

     Under the terms of the senior credit facility agreement, the company was required to hedge its exposure to floating interest rates within 180 days following the 1999 spin-off of the packaging business so that at least 50 percent of the long-term debt would be fixed for a period of at least three years. In February 2000, $250 million of floating rate long-term debt was hedged with three-year, floating to fixed interest rate swaps. In April 2000, an additional $50 million of floating rate long-term debt was hedged with three-year, floating to fixed interest rate swaps. The hedges that were executed fully satisfied the interest rate-hedging requirement of the senior credit facility agreement. At March 31, 2001, the company had approximately $816 million in long-term debt obligations that have fixed interest rates until at least January 2003, and approximately $593 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     It is estimated that the fair value of the Company's long-term debt at March 31, 2001 was about 62 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense that is recognized in the income statement and the cash that is paid for interest costs by about $8 million, or approximately $5 million on an after tax basis.

OUTLOOK

     In late fourth quarter 2000, several of the company's major North American original equipment customers began announcing significant reductions in scheduled vehicle production levels. Based on these reductions, we anticipate that the North American original equipment manufacturer build rate for light vehicles in 2001 will be down from 2000 levels in the range of 10 percent to 12 percent and that weaknesses in the heavy-duty truck market will continue through 2001 and into 2002. We also expect that the European original equipment build rate will remain at approximately 20 million, essentially flat with 2000 levels. The global aftermarket exhibited a further weakening of demand for replacement parts during the latter portion of last year. We anticipate that there will be further declines in the global aftermarket industry in the range of 6 percent to 10 percent in 2001.

     Based on anticipated vehicle production levels our global original equipment customer book of business is currently $2,430 million, $2,507 million and $2,667 million for 2001, 2002 and 2003, respectively. When we refer to our book of business, we mean revenues for original equipment manufacturer programs that have been formally awarded to us as well as programs which we are highly confident will result in revenues based on either informal customer indications consistent with past practices and/or our status as supplier for the existing program and relationship with the customer. This book of business is subject to increase or decrease due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by our customers. In addition, it is based on our anticipated pricing for the applicable program over its life. However, we are under continuing pricing pressure from our OE customers. See "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

EURO CONVERSION

     The European Monetary Union resulted in the adoption of a common currency, the "euro," among eleven European nations. The euro is being adopted over a three-year transition period beginning January 1, 1999. In October 1997, we established a cross-functional Euro Committee, comprised of representatives of the Company's operational divisions as well as its corporate offices. That Committee had two principal objectives: (1) to determine the impact of the euro on our business operations, and (2) to recommend and facilitate implementation of those steps necessary to ensure that the company would be fully prepared for the euro's introduction. As of January 1, 1999, we implemented those euro conversion procedures that it had determined to be necessary and prudent to adopt by that date, and we are on track to becoming fully "euro ready" on or before the conclusion of the three-year euro transition period. We believe that the costs associated with transitioning to the euro will not be material to our financial position or results of operations.

ENVIRONMENTAL AND OTHER MATTERS

     We and some of our subsidiaries and affiliates are parties to environmental proceedings. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experience and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

     As of March 31, 2001, the company continues to be designated as a potentially responsible party in four Superfund sites. We have estimated our share of the remediation costs for these sites to be approximately $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $26 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision, as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in our determination of our estimated liability.

     As we previously disclosed, we undertook a third-party evaluation of estimated environmental remediation costs at one of our facilities beginning in 2000. The evaluation was initiated as a result of testing that indicated the potential underground migration of some contaminants beyond our facility property. We have completed and analyzed the results of our evaluation of off-site contamination migration from that facility and as a result we have increased the environmental remediation reserve we had for this facility by $5 million through a charge to income in the first quarter 2001. We also increased our estimate of environmental remediation reserves for three other locations by a total of $1 million in the first quarter of 2001. Additionally, in the first quarter of 2001 we reached an agreement with a third party to assume responsibility for remediation of a location at which we previously shared responsibility. In exchange, we received cash and a note for a total of $4 million, the estimate of the third party's share of the total remediation liability. We increased our environmental liability estimate for this location to $4 million as a result. These amounts are reflected in our estimation of remediation costs described above. We believe that these potential costs, as well as the costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our consolidated financial position or results of operations.

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans (401(k) Plans) for the benefit of our employees. Under the plans, participants may elect to defer up to 16 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. Through December 31, 2000, the company matched qualified employee contributions of up to 8 percent of the employee's salary with a contribution matching 100 percent of each employee's contribution. Beginning January 1, 2001 this match was reduced to 75 percent of each employee's contribution up to 8 percent of the employee's salary. These matching contributions are made in common stock and vest immediately. We incurred costs of approximately $3 million in the first quarter of both 2001 and 2000 for these matching contributions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding our exposure to interest rate risk, see the caption entitled "Interest Rate Risk" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

                                    PART II

                               OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     We held our annual stockholders' meeting on May 8, 2001 to consider and vote on two separate proposals: (i) a proposal to elect M. Kathryn Eickhoff, Frank Macher, Roger Porter, David B. Price, Jr. and Dennis Severance as directors of our company for a term expiring at our next annual stockholders' meeting, and (ii) a proposal to ratify our selection of Arthur Andersen LLP as our independent accountants for the year ending December 31, 2001. The meeting proceeded and all proposals were approved by the requisite vote of the holders of our outstanding common stock. The following sets forth the vote results with respect to these proposals at the meeting:

     ELECTION OF DIRECTORS

                                         VOTES FOR       VOTES WITHHELD
                                         ---------       --------------
M. Kathryn Eickhoff..................    31,955,572          951,597
Frank Macher.........................    31,315,750        1,591,419
Roger Porter.........................    31,987,830          919,339
David B. Price, Jr. .................    32,006,275          900,894
Dennis Severance.....................    32,006,451          900,718

     RATIFICATION OF ARTHUR ANDERSEN LLP

VOTES FOR    VOTES AGAINST   VOTES ABSTAIN
---------    -------------   -------------
32,260,653      526,119         120,397

     As previously announced, on March 22, 2001, we entered into an agreement with our senior lenders to amend certain provisions of our senior credit facility. Information concerning the amendments is included in this Quarterly Report under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     In addition, Mark Andrews, a director of our company, retired effective at the annual meeting and the number of directors constituting our entire Board was reduced from nine to eight.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The exhibits filed with this report are listed on the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

     (b) Reports on Form 8-K. We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2001:

Current Report on Form 8-K dated January 31, 2001, including pursuant to Item 5 certain information pertaining to (i) the elimination of up to 405 salaried positions and (ii) the results of our operations for the fourth quarter and full year 2000.

Current Report on Form 8-K dated March 22, 2001, including pursuant to Item 5 certain information pertaining to amendment of our senior credit facility.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Automotive Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          TENNECO AUTOMOTIVE INC.

                                          By:     /s/ MARK A. MCCOLLUM
                                            ------------------------------------
                                                      Mark A. McCollum
                                                 Senior Vice President and
                                                  Chief Financial Officer
Dated: May 14, 2001

                               INDEX TO EXHIBITS
                                       TO
                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2001

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  2         --   None.
  3.1(a)    --   Restated Certificate of Incorporation of the registrant
                 dated December 11, 1996 (incorporated herein by reference
                 from Exhibit 3.1(a) of the registrant's Annual Report on
                 Form 10-K for the year ended December 31, 1997, File No.
                 1-12387).
  3.1(b)    --   Certificate of Amendment, dated December 11, 1996
                 (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997, File No. 1-12387).
  3.1(c)    --   Certificate of Ownership and Merger, dated July 8, 1997
                 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997, File No. 1-12387).
  3.1(d)    --   Certificate of Designation of Series B Junior Participating
                 Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1998, File No. 1-12387).
  3.1(e)    --   Certificate of Elimination of the Series A Participating
                 Junior Preferred Stock of the registrant dated September 11,
                 1998 (incorporated herein by reference from Exhibit 3.1(e)
                 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1998, File No. 1-12387).
  3.1(f)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated November 5, 1999
                 (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(g)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated November 5, 1999
                 (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(h)    --   Certificate of Ownership and Merger merging Tenneco
                 Automotive Merger Sub Inc. with and into the registrant,
                 dated November 5, 1999 (incorporated herein by reference
                 from Exhibit 3.1(h) of the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).
  3.1(i)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated May 9, 2000
                 (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
  3.2(a)    --   By-laws of the registrant, as amended March 14, 2000
                 (incorporated herein by reference from Exhibit 3.2(a) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1999, File No. 1-12387).
  3.3       --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                 ("Global"), as amended (incorporated herein by reference to
                 Exhibit 3.3 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.4       --   By-laws of Global (incorporated herein by reference to
                 Exhibit 3.4 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.5       --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                 (incorporated herein by reference to Exhibit 3.5 to the
                 registrant's Registration Statement on Form S-4, Reg. No.
                 333-93757).
  3.6       --   By-laws of TMC (incorporated herein by reference to Exhibit
                 3.6 to the registrant's Registration Statement on Form S-4,
                 Reg. No. 333-93757).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  3.7       --   Amended and Restate Certificate of Incorporation of Tenneco
                 International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.8       --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.9       --   Certificate of Incorporation of Clevite Industries Inc.
                 ("Clevite"), as amended (incorporated herein by reference to
                 Exhibit 3.9 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.10      --   By-laws of Clevite (incorporated herein by reference to
                 Exhibit 3.10 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.11      --   Amended and Restated Certificate of Incorporation of the
                 Pullman Company ("Pullman") (incorporated herein by
                 reference to Exhibit 3.11 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.12      --   By-laws of Pullman (incorporated herein by reference to
                 Exhibit 3.12 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.13      --   Certificate of Incorporation of Tenneco Automotive Operating
                 Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
  3.14      --   By-laws of Operating (incorporated herein by reference to
                 Exhibit 3.14 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  4.1(a)    --   Rights Agreement dated as of September 8, 1998, by and
                 between the registrant and First Chicago Trust Company of
                 New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                 8-K dated September 24, 1998, File No. 1-12387).
  4.1(b)    --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                 Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1(b) of the registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1999,
                 File No. 1-12387).
  4.1(c)    --   Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from
                 Exhibit 4.1(b) of the registrant's Post-Effective Amendment
                 No. 3 dated February 26, 2001, to its Registration Statement on Form 8-A dated September 17, 1998).
  4.2(a)    --   Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Registration Statement on Form S-4,
                 Registration No. 333-14003).
  4.2(b)    --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                 herein by reference from Exhibit 4.3(b) of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
  4.2(c)    --   Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(d)    --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  4.2(e)    --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(f)    --   Fifth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(f) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(g)    --   Sixth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(g) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(h)    --   Seventh Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(h) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(i)    --   Eighth Supplemental Indenture, dated as of April 28, 1997, to Indenture, dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Current Report on Form 8-K dated April 23,
                 1997, File No. 1-12387).
  4.2(j)    --   Ninth Supplemental Indenture, dated as of April 28, 1997, to
                 Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.2 of the
                 registrant's Current Report on Form 8-K dated April 23,
                 1997, File No. 1-12387).
  4.2(k)    --   Tenth Supplemental Indenture, dated as of July 16, 1997, to
                 Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Current Report on Form 8-K dated June 11, 1997,
                 File No. 1-12387).
  4.2(l)    --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                 Indenture dated November 1, 1996 between The Chase Manhattan
                 Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1999,
                 File No. 1-12387).
  4.3       --   Specimen stock certificate for Tenneco Automotive Inc.
                 common stock (incorporated herein by reference from Exhibit
                 4.3 of the registrant's Quarterly Report on Form 10-Q for
                 the quarter ended September 30, 1999, File No. 1-12387).
  4.4(a)    --   Indenture dated October 14, 1999 by and between the
                 registrant and The Bank of New York, as trustee
                 (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  4.4(b)    --   Supplemental Indenture dated November 4, 1999 among Tenneco
                 Automotive Operating Subsidiary Inc. (formerly Tenneco
                 Automotive Inc.), Tenneco International Holding Corp.,
                 Tenneco Global Holdings Inc., the Pullman Company and
                 Clevite Industries Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference from Exhibit
                 4.4(b) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  4.4(c)    --   Subsidiary Guarantee dated as of October 14, 1999 from
                 Tenneco Automotive Operating Subsidiary Inc. (formerly
                 Tenneco Automotive Inc.), Tenneco International Holding
                 Corp., Tenneco Global Holdings Inc., the Pullman Company,
                 Clevite Industries Inc. and TMC Texas Inc. in favor of The
                 Bank of New York, as trustee (incorporated herein by
                 reference to Exhibit 4.4(c) to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  4.5(a)    --   Credit Agreement, dated as of September 30, 1999, among the registrant, the Lenders named therein, Commerzbank and Bank of America, N.A., Citicorp USA, Inc. and The Chase Manhattan
                 Bank (incorporated herein by reference from Exhibit 4.5(a)
                 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-12387).
  4.5(b)    --   First Amendment to the Credit Agreement, dated October 20,
                 2000, among the registrant, The Chase Manhattan Bank and
                 Citicorp USA, Inc. (incorporated herein by reference from
                 Exhibit 4.1 to the registrant's Current Report on Form 8-K dated October 24, 2000, File No. 1-12387).
  4.5(c)    --   Second Amendment to Credit Agreement, dated as of March 22,
                 2001, among the registrant, the lenders party thereto and
                 The Chase Manhattan Bank (incorporated by reference to
                 Exhibit 4.1 to the registrant's current report on Form 8-K dated March 22, 2001, File No. 1-12387).
  9         --   None.
 10.1       --   Distribution Agreement, dated November 1, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
                 10, File No. 1-12387).
 10.2       --   Amendment No. 1 to Distribution Agreement, dated as of
                 December 11, 1996, by and among El Paso Tennessee Pipeline
                 Co. (formerly Tenneco Inc.), the registrant, and Newport
                 News Shipbuilding Inc. (incorporated herein by reference
                 from Exhibit 10.2 of the registrant's Annual Report on Form
                 10-K for the year ended December 31, 1996, File No.
                 1-12387).
 10.3       --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                 Tenneco Inc.), the registrant, and Newport News Shipbuilding
                 Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year
                 ended December 31, 1996, File No. 1-12387).
 10.4       --   Benefits Agreement, dated December 11, 1996, by and among El
                 Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                 registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
 10.5       --   Insurance Agreement, dated December 11, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
 10.6       --   Tax Sharing Agreement, dated December 11, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                 Newport News Shipbuilding Inc., the registrant, and El Paso
                 Natural Gas Company (incorporated herein by reference from
                 Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
 10.7       --   First Amendment to Tax Sharing Agreement, dated as of
                 December 11, 1996, among El Paso Tennessee Pipeline Co.
                 (formerly Tenneco Inc.), the registrant and Newport News
                 Shipbuilding Inc. (incorporated herein by reference from
                 Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
 10.8       --   Tenneco Automotive Inc. Executive Incentive Compensation
                 Plan (incorporated herein by reference from Exhibit 10.8 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-12387).
 10.9       --   Tenneco Automotive Inc. Change of Control Severance Benefits
                 Plan for Key Executives (incorporated herein by reference
                 from Exhibit 10.13 of the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).
 10.10      --   Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                 Registration Statement on Form S-4, Reg. No. 333-93757).
 10.11      --   Tenneco Automotive Inc. Key Executive Pension Plan
                 (incorporated herein by reference from Exhibit 10.15 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
 10.12      --   Tenneco Automotive Inc. Deferred Compensation Plan
                 (incorporated herein by reference from Exhibit 10.16 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
 10.13      --   Tenneco Automotive Inc. Supplemental Executive Retirement
                 Plan (incorporated herein by reference from Exhibit 10.17 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-12387).
 10.14      --   Release Agreement dated as of October 18, 1999 by and
                 between Dana G. Mead and Tenneco Management Company and
                 Modification of Release Agreement dated as of October 18,
                 1999 among Dana G. Mead, Tenneco Automotive Inc. and Tenneco
                 Management Company (incorporated herein by reference from
                 Exhibit 10.18 of the registrant's Quarterly Report on Form
                 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).
 10.15      --   Release Agreement dated as of September 17, 1999 by and
                 between Robert T. Blakely and Tenneco Management Company and
                 Modification of Release Agreement dated as of September 17,
                 1999 among Robert T. Blakely, Tenneco Automotive Inc. and
                 Tenneco Management Company (incorporated herein by reference from Exhibit 10.15 to the registrant's Annual Report on Form
                 10-K for the year ended December 31, 1999, File No.
                 1-12387).
 10.16      --   Agreement, dated as of April 12, 1999, among the registrant,
                 Tenneco Management Company, Tenneco Packaging Inc. and Paul
                 T. Stecko (incorporated herein by reference from Exhibit
                 10.30 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-12387).
 10.17      --   Human Resources Agreement by and between Tenneco Automotive
                 Inc. and Tenneco Packaging Inc. dated November 4, 1999
                 (incorporated herein by reference to Exhibit 99.1 to the
                 registrant's Current Report on Form 8-K dated November 4,
                 1999, File No. 1-12387).
 10.18      --   Tax Sharing Agreement by and between Tenneco Automotive Inc.
                 and Tenneco Packaging Inc. dated November 3, 1999
                 (incorporated herein by reference to Exhibit 99.2 to the
                 registrant's Current Report on Form 8-K dated November 4,
                 1999, File No. 1-12387).
 10.19      --   Amended and Restated Transition Services Agreement by and
                 between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                 dated as of November 4, 1999 (incorporated herein by
                 reference from Exhibit 10.21 of the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-12387).
 10.20      --   Purchase Agreement among Salomon Smith Barney Inc., the
                 other Initial Purchasers as named therein and Tenneco Inc.
                 dated October 8, 1999 (incorporated herein by reference from
                 Exhibit 10.18 of the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
 10.21      --   Registration Rights Agreement among Tenneco Inc., the
                 Guarantors named therein, Salomon Smith Barney Inc. and the other Initial Purchasers named therein dated October 14,
                 1999 (incorporated herein by reference from Exhibit 10.19 of the registrant's Registration Statement on Form S-4, Reg.
                 No. 333-93757).
 10.22      --   Assumption Agreement among Tenneco Automotive Operating
                 Company Inc., Tenneco International Holding Corp., Tenneco
                 Global Holdings Inc., The Pullman Company, Clevite
                 Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                 and the other Initial Purchasers listed in the Purchase
                 Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.20 of the registrant's
                 Registration Statement on Form S-4, Reg. No. 333-93757).
 10.23      --   Amendment No. 1 to Change in Control Severance Benefits Plan
                 for Key Executives (incorporated herein by reference from
                 Exhibit 10.23 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.24      --   Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from
                 Exhibit 10.24 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.25      --   Letter Agreement dated July 27, 2000 between the registrant and Mark A. McCollum (incorporated herein by reference from
                 Exhibit 10.25 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.26      --   Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000, File No.
                 1-12387).
 10.27      --   Letter Agreement dated July 27, 2000 between the registrant and Richard P. Sloan (incorporated herein by reference from
                 Exhibit 10.27 to the registrant's report on Form 10-K for
                 the year ended December 31, 2000, File No. 1-12387).
 10.28      --   Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference
                 from Exhibit 10.28 to the registrant's report on Form 10-K for the year ended December 31, 2000, File No. 1-12387).
 10.29      --   Distribution Agreement by and between the registrant and
                 Tenneco Packaging Inc. dated November 3, 1999 (incorporated herein by reference to Exhibit 2 to the registrant's Current
                 Report on Form 8-K dated November 4, 1999, File No.
                 1-12387).
 11         --   None.
*12         --   Computation of Ratio of Earnings to Fixed Charges.
*15         --   Letter Regarding Unaudited Interim Financial Information.
 18         --   None.
 19         --   None.
 22         --   None.
 23         --   None.
 24         --   None.
 99         --   None.

------------------------
* Filed herewith