Form 10-Q
period 2001-06-30
TENNECO AUTOMOTIVE INC
filed 2001-08-14
CIK 1024725

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

             For the Quarterly Period Ended June 30, 2001

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

 Common Stock, par value $.01 per share: 38,254,169 shares as of July 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                  PAGE
                                                                  ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Tenneco Automotive Inc. and Consolidated Subsidiaries--
       Report of Independent Public Accountants.............        4
       Statements of Income (Loss)..........................        5
       Balance Sheets.......................................        6
       Statements of Cash Flows.............................        7
       Statements of Changes in Shareholders' Equity........        8
       Statements of Comprehensive Income (Loss)............        9
       Notes to Financial Statements........................       10
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................       24
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................       38
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings.................................        *
  Item 2. Changes in Securities and Use of Proceeds.........        *
  Item 3. Defaults Upon Senior Securities...................        *
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................       39
  Item 5. Other Information.................................        *
  Item 6. Exhibits and Reports on Form 8-K..................       39

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

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO TENNECO AUTOMOTIVE INC.:

     We have reviewed the consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of June 30, 2001, and the related consolidated statements of income and cash flows for the three and six-month periods ended June 30, 2001. These financial statements are the responsibility of Tenneco Automotive Inc.'s management.

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

Chicago, Illinois
July 23, 2001

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES



                          STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                              --------------------------    --------------------------
                                                 2001           2000           2001           2000
                                                 ----           ----           ----           ----
                                                   (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues........    $       925    $       942    $     1,789    $     1,820
                                              -----------    -----------    -----------    -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation
     shown below).........................            732            712          1,438          1,384
  Engineering, research, and
     development..........................             12             15             25             30
  Selling, general, and administrative....             95            111            196            217
  Depreciation and amortization...........             39             37             76             76
                                              -----------    -----------    -----------    -----------
                                                      878            875          1,735          1,707
                                              -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)....................             --              1             (1)             2
                                              -----------    -----------    -----------    -----------
INCOME BEFORE INTEREST EXPENSE, INCOME
  TAXES, AND MINORITY INTEREST............             47             68             53            115
  Interest expense (net of interest
     capitalized).........................             43             48             90             93
  Income tax expense (benefit)............              1              5             (9)             4
  Minority interest.......................              1             --              1              2
                                              -----------    -----------    -----------    -----------
NET INCOME (LOSS).........................    $         2    $        15    $       (29)   $        16
                                              ===========    ===========    ===========    ===========
EARNINGS (LOSS) PER SHARE
Average shares of common stock
  outstanding--
  Basic...................................     37,396,712     34,358,776     36,994,973     34,064,491
  Diluted.................................     37,556,085     34,561,073     37,154,129     34,267,133
Basic earnings (loss) per share of common
  stock...................................    $       .06    $       .42    $      (.77)   $       .45
Diluted earnings (loss) per share of
  common stock............................    $       .06    $       .42    $      (.77)   $       .45
Cash dividends per share of common
  stock...................................    $        --    $       .05    $        --    $       .10

  The accompanying notes to financial statements are an integral part of these statements of income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES



                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                JUNE 30,    DECEMBER 31,
                                                                  2001          2000
                                                                --------    ------------
                                                                       (MILLIONS)
                           ASSETS
Current assets:
  Cash and temporary cash investments.......................    $    70       $    35
  Receivables--
     Customer notes and accounts, net.......................        494           457
     Other..................................................         25            30
  Inventories--
     Finished goods.........................................        175           197
     Work in process........................................         84            83
     Raw materials..........................................         71           103
     Materials and supplies.................................         39            39
  Deferred income taxes.....................................         77            76
  Prepayments and other.....................................        101            89
                                                                -------       -------
                                                                  1,136         1,109
Other assets:
  Long-term notes receivable, net...........................         25            24
  Goodwill and intangibles, net.............................        447           463
  Deferred income taxes.....................................        111            94
  Pension assets............................................         43            41
  Other.....................................................        142           150
                                                                -------       -------
                                                                    768           772
                                                                -------       -------
Plant, property, and equipment, at cost.....................      1,797         1,852
  Less--Reserves for depreciation and amortization..........        856           847
                                                                -------       -------
                                                                    941         1,005
                                                                -------       -------
                                                                $ 2,845       $ 2,886
                                                                =======       =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
     debt)..................................................    $   208       $    92
  Trade payables............................................        462           464
  Accrued taxes.............................................         16            16
  Accrued interest..........................................         31            35
  Accrued liabilities.......................................        139           134
  Other.....................................................         72            68
                                                                -------       -------
                                                                    928           809
                                                                -------       -------
Long-term debt..............................................      1,382         1,435
                                                                -------       -------
Deferred income taxes.......................................        133           144
                                                                -------       -------
Postretirement benefits.....................................        128           128
                                                                -------       -------
Deferred credits and other liabilities......................         30            26
                                                                -------       -------
Commitments and contingencies
Minority interest...........................................         14            14
                                                                -------       -------
Shareholders' equity:
  Common stock..............................................         --            --
  Premium on common stock and other capital surplus.........      2,743         2,738
  Accumulated other comprehensive income (loss).............       (315)         (239)
  Retained earnings (accumulated deficit)...................     (1,958)       (1,929)
                                                                -------       -------
                                                                    470           570
  Less--Shares held as treasury stock, at cost..............        240           240
                                                                -------       -------
                                                                    230           330
                                                                -------       -------
                                                                $ 2,845       $ 2,886
                                                                =======       =======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                  ----------------
                                                                  2001       2000
                                                                  ----       ----
                                                                     (MILLIONS)
OPERATING ACTIVITIES
Net income (loss)...........................................      $(29)      $  16
Adjustments to reconcile income to cash provided (used) by
  operating activities
  Depreciation and amortization.............................        76          76
  Deferred income taxes.....................................       (23)         (2)
  (Gain) loss on sale of assets, net........................         3           1
  Changes in components of working capital--
     (Increase) decrease in receivables.....................       (61)       (106)
     (Increase) decrease in inventories.....................        28           8
     (Increase) decrease in prepayments and other current
      assets................................................       (20)         (8)
     Increase (decrease) in payables........................        15          95
     Increase (decrease) in accrued taxes...................         1         (14)
     Increase (decrease) in accrued interest................        (4)          3
     Increase (decrease) in other current liabilities.......        12         (12)
  Other.....................................................         8          (5)
                                                                  ----       -----
Net cash provided (used) by operating activities............         6          52
                                                                  ----       -----
INVESTING ACTIVITIES
Net proceeds from sale of assets............................         3           5
Expenditures for plant, property, and equipment.............       (47)        (67)
Investments and other.......................................        (4)         (6)
                                                                  ----       -----
Net cash provided (used) by investing activities............       (48)        (68)
                                                                  ----       -----
NET CASH PROVIDED (USED) BEFORE FINANCING ACTIVITIES........       (42)        (16)
FINANCING ACTIVITIES
Issuance of common and treasury stock.......................         5           9
Proceeds from subsidiary equity issued......................        --           1
Issuance of long-term debt..................................        --           1
Retirement of long-term debt................................        (8)         (1)
Net increase (decrease) in short-term debt excluding current
  maturities of long-term debt..............................        76         (19)
Dividends (common)..........................................        --          (4)
                                                                  ----       -----
Net cash provided (used) by financing activities............        73         (13)
                                                                  ----       -----
Effect of foreign exchange rate changes on cash and
  temporary cash investments................................         4          (4)
                                                                  ----       -----
Increase (decrease) in cash and temporary cash
  investments...............................................        35         (33)
Cash and temporary cash investments, January 1..............        35          84
                                                                  ----       -----
Cash and temporary cash investments, June 30 (Note).........      $ 70       $  51
                                                                  ====       =====
Cash paid during the period for interest....................      $ 93       $  91
Cash paid during the period for income taxes (net of
  refunds)..................................................      $ 19       $  24

NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to financial statements are an integral part of these statements of cash flows.

    TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                       ----------------------------------------------
                                                               2001                     2000
                                                       ---------------------    ---------------------
                                                         SHARES      AMOUNT       SHARES      AMOUNT
                                                         ------      ------       ------      ------
                                                              (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1..................................    37,797,256    $    --    34,970,485    $    --
  Issued pursuant to benefit plans.................     1,586,742         --     1,400,880         --
                                                       ----------    -------    ----------    -------
Balance June 30....................................    39,383,998         --    36,371,365         --
                                                       ==========               ==========
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1..................................                    2,738                    2,721
  Premium on common stock issued pursuant to
     benefit plans.................................                        5                        9
                                                                     -------                  -------
Balance June 30....................................                    2,743                    2,730
                                                                     -------                  -------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance January 1..................................                     (239)                    (179)
  Other comprehensive income (loss)................                      (76)                     (42)
                                                                     -------                  -------
Balance June 30....................................                     (315)                    (221)
                                                                     -------                  -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1..................................                   (1,929)                  (1,880)
  Net income (loss)................................                      (29)                      16
  Dividends on common stock........................                       --                       (4)
                                                                     -------                  -------
Balance June 30....................................                   (1,958)                  (1,868)
                                                                     -------                  -------
LESS--COMMON STOCK HELD AS TREASURY STOCK, AT COST
Balance January 1..................................     1,298,498        240     1,298,373        240
  Shares issued....................................         5,670         --            --         --
  Shares acquired..................................            --         --           125         --
                                                       ----------    -------    ----------    -------
Balance June 30....................................     1,292,828        240     1,298,498        240
                                                       ==========    -------    ==========    -------
Total..............................................                  $   230                  $   401
                                                                     =======                  =======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED JUNE 30,
                                                 -------------------------------------------------------------
                                                             2001                            2000
                                                 -----------------------------   -----------------------------
                                                  ACCUMULATED                     ACCUMULATED
                                                     OTHER                           OTHER
                                                 COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                    INCOME          INCOME          INCOME          INCOME
                                                 -------------   -------------   -------------   -------------
                                                                          (MILLIONS)
NET INCOME (LOSS).............................                       $   2                           $ 15
                                                                     -----                           ----
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance April 1.............................       $(291)                          $(204)
    Translation of foreign currency
       statements.............................          (9)             (9)            (14)           (14)
                                                     -----                           -----
  Balance June 30.............................        (300)                           (218)
                                                     -----                           -----
FAIR VALUE OF INTEREST RATE SWAPS.............         (13)            (13)             --             --
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance April 1 and June 30.................          (2)                             (3)
                                                     -----                           -----
Balance June 30...............................       $(315)                          $(221)
                                                     =====           -----           =====           ----
Other comprehensive income (loss).............                         (22)                           (14)
                                                                     -----                           ----
COMPREHENSIVE INCOME (LOSS)...................                       $ (20)                          $  1
                                                                     =====                           ====

                                                                   SIX MONTHS ENDED JUNE 30,
                                                 -------------------------------------------------------------
                                                             2001                            2000
                                                 -----------------------------   -----------------------------
                                                  ACCUMULATED                     ACCUMULATED
                                                     OTHER                           OTHER
                                                 COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                    INCOME          INCOME          INCOME          INCOME
                                                 -------------   -------------   -------------   -------------
                                                                          (MILLIONS)
NET INCOME (LOSS).............................                       $ (29)                          $ 16
                                                                     -----                           ----
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1...........................       $(237)                          $(176)
    Translation of foreign currency
       statements.............................         (63)            (63)            (42)           (42)
                                                     -----                           -----
  Balance June 30.............................        (300)                           (218)
                                                     -----                           -----
FAIR VALUE OF INTEREST RATE SWAPS.............         (13)            (13)             --             --
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance January 1 and June 30...............          (2)                             (3)
                                                     -----                           -----
Balance June 30...............................       $(315)                          $(221)
                                                     =====           -----           =====           ----
Other comprehensive income (loss).............                         (76)                           (42)
                                                                     -----                           ----
COMPREHENSIVE INCOME (LOSS)...................                       $(105)                          $(26)
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

     We have substantially completed the restructuring actions related to the 1999 plan. The 1999 plan involved closing a ride control manufacturing facility and an exhaust plant in Europe, closing or downsizing four European aftermarket distribution centers, closing a North American exhaust manufacturing facility plus employee reductions of approximately 780. Over 750 employees have been terminated under the 1999 plan as of June 30, 2001. One European aftermarket distribution remains open. We will be substantially complete with these remaining restructuring activities by the end of 2001.

     In the fourth quarter of 2000, our Board of Directors approved a restructuring plan to further reduce administrative and operational overhead costs. We recorded a pre-tax charge related to the plan of $46 million, $32 million after tax, or $.92 per diluted common share. Within the statement of income, $13 million of the pre-tax charge is reflected in cost of sales, while $33 million is included in selling, general, and administrative expenses. The charge is comprised of $24 million of severance and related costs for salaried employment reductions worldwide and $22 million for the reduction of manufacturing and distribution capacity in response to long-term market trends. The 2000 plan involved closing a North American aftermarket exhaust distribution facility and ride control manufacturing plant in our Asian market, as well as the consolidation of some exhaust manufacturing facilities in Europe. In addition, the plan involves the elimination of up to 700 positions, including temporary employees. We wrote down the assets at the locations to be closed to their fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that cash proceeds on the sale of these assets will be significant. As of June 30, 2001, approximately 530 employees have been terminated under the 2000 plan primarily in North America and Europe in sales, engineering and salaried plant. Additionally, 57 temporary employees have been terminated. All restructuring actions are being completed in accordance with our established plan. We expect to complete all restructuring activities related to this plan by the end of the first quarter of 2002.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     In the first quarter of 2001, our Board of Directors approved a restructuring plan in response to increasingly difficult industry conditions. On January 31, 2001, we announced plans to eliminate up to 405 salaried positions worldwide. We recorded pre-tax charges related to the restructuring of $11 million, $8 million after tax, or $.21 per diluted common share. Within the statement of income, $2 million of the pre-tax charge is reflected in cost of sales, while $9 million is included in selling, general, and administrative expenses. These charges are comprised of $8 million for severance and related costs for salaried employment reductions worldwide and $3 million for costs related to closing a testing facility in North America. As of June 30, 2001, we have eliminated about 285 positions in connection with this plan. We also incurred $3 million for other restructuring related costs and expenses such as relocation and moving costs that could not be accrued as part of the restructuring reserve. We estimate that we will complete these restructuring activities no later than the first quarter 2002. All workforce reductions will be done in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

     In the second quarter of 2001, our Board of Directors approved a separate restructuring plan related to closing a North American ride control production line. We recorded pre-tax charges related to the plan of $8 million, $6 million after tax, or $.16 per diluted common share. Within the statement of income, the $8 million charge is included in cost of sales. We wrote down assets to their fair market value, less costs to sell. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that cash proceeds on the sale of these assets will be significant. We expect to complete all restructuring activities related to this plan by the end of 2001.

     Amounts related to activities that are part of the restructuring plans are as follows:

                            DECEMBER 31, 2000        2001           2001      CHARGED TO    IMPACT OF    JUNE 30, 2001
                              RESTRUCTURING      RESTRUCTURING      CASH        ASSET       EXCHANGE     RESTRUCTURING
                                 RESERVE            CHARGES       PAYMENTS     ACCOUNTS       RATES         RESERVE
                            -----------------    -------------    --------    ----------    ---------    -------------
Severance...............           $23                $ 8           $(15)        $ --          $ (3)          $13
Asset Impairment........            --                  9             --           (8)           --             1
Facility exit costs.....             3                  2             --           --            (1)            4
                                   ---                ---           ----         ----          ----           ---
                                   $26                $19           $(15)        $ (8)         $ (4)          $18
                                   ===                ===           ====         ====          ====           ===

     In addition to these announced actions, we continue to evaluate additional cost reduction initiatives for 2001 which would require review and approval by the Board of Directors and could result in additional restructuring charges. Also, we currently estimate that we will incur about $4 million of expense during the remainder of 2001 with respect to restructuring-related costs and expenses that could not be accrued as part of the restructuring reserve.

     (3) We are party to various legal proceedings arising from our operations. We believe that the outcome of these proceedings, individually and in the aggregate, will have no material adverse effect on our financial position or results of operations.

     An OE customer has cancelled a platform for which we had a contract to supply a ride control system. We are currently working with the customer to recover our investment in development costs and related equipment for this platform, as well as other related claims. We do not believe this will have a material adverse effect on our financial position or results of operations.

     (4) We and some of our subsidiaries and affiliates are parties to environmental proceedings. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense expenditures that relate to an existing condition caused by past operations and

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

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

     As of June 30, 2001, we continue to be designated as a potentially responsible party in four Superfund sites. We have estimated our share of the remediation costs for these sites to be approximately $1 million in the aggregate. In addition to the Superfund sites, we may be obligated to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $24 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in our determination of our estimated liability.

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

     (5) In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at their fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effective-

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

ness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. We adopted this statement effective January 1, 2001, and it did not have a significant impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101,"Revenue Recognition." This SAB provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements and is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The SAB draws on the existing accounting rules and defines the basic criteria that must be met before we can record revenue. The impact of adopting SAB 101 did not have a significant effect on our results of operations or financial position.

     In May 2000, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. Consequently, beginning January 1, 2001, we classified some incentives that were previously shown in selling, general, and administrative expense as a reduction in revenues. As a result of the change, revenue was $7 million lower for the first six months of 2001, with an offsetting decline in selling, general, and administrative expenses. We have restated prior year results for comparability, resulting in a reduction in net sales of $10 million for the six months ended June 30, 2000, with an offsetting reduction in selling, general, and administrative expense.

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, will cease upon adoption of SFAS No.
142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption of the SFAS No. 142 is not permitted nor is retroactive application to prior period (interim or annual) financial statements. We are currently evaluating the effect of this statement on our financial position and results of operations.

     In April 2001, the EITF reached a consensus on Issue No. 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products. This consensus requires that consideration provided by a vendor to a purchaser of the vendor's products be recognized as a reduction of sales, except in those instances where an identifiable and measurable benefit is or will be received by the vendor from the purchaser. Issue No. 00-25 requires effective with the fourth quarter of 2001 that certain expenses that historically have been included in selling, general, and administrative costs be reclassified as deductions from sales. We do not believe adopting this statement will have a significant impact on our financial position or results of operations.

     (6) We entered into an agreement during the third quarter of 2000 to sell an interest in some of our trade accounts receivable to a third party. In 2001, we recognized a loss of $3 million in the first six months on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party. The average rate for the six months ended June 30, 2001, was 6 percent. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. We valued this retained interest based on the recoverable value of the receivable pool, which approximated book value.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     (7) Earnings (loss) per share of common stock outstanding were computed as follows:

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                              --------------------------    --------------------------
                                                 2001           2000           2001           2000
                                                 ----           ----           ----           ----
                                                   (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic Earnings Per Share--
  Net income (loss).......................    $         2    $        15    $       (29)   $        16
                                              ===========    ===========    ===========    ===========
  Average shares of common stock
     outstanding..........................     37,396,712     34,358,776     36,994,973     34,064,491
                                              ===========    ===========    ===========    ===========
  Earnings per average share of common
     stock................................    $       .06    $       .42    $      (.77)   $       .45
                                              ===========    ===========    ===========    ===========
Diluted Earnings Per Share--
  Net income (loss).......................    $         2    $        15    $       (29)   $        16
                                              ===========    ===========    ===========    ===========
  Average shares of common stock
     outstanding..........................     37,396,712     34,358,776     36,994,973     34,064,491
  Effect of dilutive securities:
       Restricted stock...................             --         43,302             --         45,741
       Stock options......................             --             --             --             --
       Performance shares.................        159,373        158,995        159,156        156,901
                                              -----------    -----------    -----------    -----------
  Average shares of common stock
     outstanding including dilutive
     securities...........................     37,556,085     34,561,073     37,154,129     34,267,133
                                              ===========    ===========    ===========    ===========
  Earnings (loss) per average share of
     common stock.........................    $       .06    $       .42    $      (.77)   $       .45
                                              ===========    ===========    ===========    ===========

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     The following table summarizes certain Tenneco segment information:

                                                                            SEGMENT
                                                  -----------------------------------------------------------
                                                                                      RECLASS
                                                  NORTH AMERICA    EUROPE    OTHER    & ELIMS    CONSOLIDATED
                                                  -------------    ------    -----    -------    ------------
                                                                          (MILLIONS)
FOR THE THREE MONTHS THEN ENDED JUNE 30, 2001
Revenues from external customers..............       $  493         $347     $ 85      $ --         $  925
Intersegment revenues.........................            2           12        2       (16)            --
Income before interest, income taxes, and
  minority interest...........................           20           22        5        --             47
FOR THE THREE MONTHS THEN ENDED JUNE 30, 2000
Revenues from external customers..............       $  533         $322     $ 87      $ --         $  942
Intersegment revenues.........................            2           10        3       (15)            --
Income before interest, income taxes, and
  minority interest...........................           40           23        5        --             68
AT JUNE 30, 2001, AND FOR THE SIX MONTHS THEN
  ENDED
Revenues from external customers..............       $  928         $696     $165      $ --         $1,789
Intersegment revenues.........................            5           23        4       (32)            --
Income before interest, income taxes, and
  minority interest...........................           17           30        6        --             53
Total Assets..................................        1,145          955      690        55          2,845
AT JUNE 30, 2000, AND FOR THE SIX MONTHS THEN
  ENDED
Revenues from external customers..............       $1,043         $616     $161      $ --         $1,820
Intersegment revenues.........................            5           19        6       (30)            --
Income before interest, income taxes, and
  minority interest...........................           74           34        7        --            115
Total Assets..................................        1,515          974      535       (36)         2,988

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                         FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External.......................        $387            $538             $ --           $ --          $925
     Affiliated companies...........          15              14               --            (29)           --
                                            ----            ----             ----           ----          ----
                                             402             552               --            (29)          925
                                            ----            ----             ----           ----          ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......         323             438               --            (29)          732
  Engineering, research, and
     development....................           6               6               --             --            12
  Selling, general, and
     administrative.................          48              47               --             --            95
  Depreciation and amortization.....          21              18               --             --            39
                                            ----            ----             ----           ----          ----
                                             398             509               --            (29)          878
                                            ----            ----             ----           ----          ----
OTHER INCOME (EXPENSE)..............          14             (14)              --             --            --
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  OF AFFILIATED COMPANIES...........          18              29               --             --            47
  Interest expense--
     External (net of interest
       capitalized).................          (1)              2               42             --            43
     Affiliated companies (net of
       interest income).............          27               1              (28)            --            --
  Income tax expense (benefit)......         (10)             11               (2)             2             1
  Minority interest.................          --               1               --             --             1
                                            ----            ----             ----           ----          ----
                                               2              14              (12)            (2)            2
  Equity in net income (loss) of
     affiliated companies...........          15              --               14            (29)           --
                                            ----            ----             ----           ----          ----
NET INCOME (LOSS)...................        $ 17            $ 14             $  2           $(31)         $  2
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                         FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                          ----------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                           GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                          SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                          ------------   ------------   ---------------   -------   ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External..........................       $433           $509            $ --          $ --         $942
     Affiliated companies..............         19             18              --           (37)          --
                                              ----           ----            ----          ----         ----
                                               452            527              --           (37)         942
                                              ----           ----            ----          ----         ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).........        349            400              --           (37)         712
  Engineering, research, and
     development.......................          6              9              --            --           15
  Selling, general, and
     administrative....................         62             49              --            --          111
  Depreciation and amortization........         19             18              --            --           37
                                              ----           ----            ----          ----         ----
                                               436            476              --           (37)         875
                                              ----           ----            ----          ----         ----
OTHER INCOME (EXPENSE).................         (1)             2              --            --            1
                                              ----           ----            ----          ----         ----
INCOME (LOSS) BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST, AND
  EQUITY IN NET INCOME OF AFFILIATED
  COMPANIES............................         15             53              --            --           68
  Interest expense--
     External (net of interest
       capitalized)....................          1              3              44            --           48
     Affiliated companies (net of
       interest income)................         26              3             (29)           --           --
  Income tax expense (benefit).........          4             13              (8)           (4)           5
  Minority interest....................         --                             --            --           --
                                              ----           ----            ----          ----         ----
                                               (16)            34              (7)            4           15
  Equity in net income (loss) of
     affiliated companies..............         18             --              22           (40)          --
                                              ----           ----            ----          ----         ----
NET INCOME (LOSS)......................       $  2           $ 34            $ 15          $(36)        $ 15
                                              ====           ====            ====          ====         ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                          FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                          ----------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                           GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                          SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                          ------------   ------------   ---------------   -------   ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External..........................       $714          $1,075           $ --          $ --        $1,789
     Affiliated companies..............         33              28             --           (61)           --
                                              ----          ------           ----          ----        ------
                                               747           1,103             --           (61)        1,789
                                              ----          ------           ----          ----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).........        609             890             --           (61)        1,438
  Engineering, research, and
     development.......................         12              13             --            --            25
  Selling, general, and
     administrative....................        109              87             --            --           196
  Depreciation and amortization........         41              35             --            --            76
                                              ----          ------           ----          ----        ------
                                               771           1,025             --           (61)        1,735
                                              ----          ------           ----          ----        ------
OTHER INCOME (EXPENSE).................         20             (21)            --            --            (1)
                                              ----          ------           ----          ----        ------
INCOME (LOSS) BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST, AND
  EQUITY IN NET INCOME OF AFFILIATED
  COMPANIES............................         (4)             57             --            --            53
  Interest expense--
     External (net of interest
       capitalized)....................         (1)              5             86            --            90
     Affiliated companies (net of
       interest income)................         59               2            (61)           --            --
  Income tax expense (benefit).........        (21)             21             (2)           (7)           (9)
  Minority interest....................         --               1             --            --             1
                                              ----          ------           ----          ----        ------
                                               (41)             28            (23)            7           (29)
  Equity in net income (loss) of
     affiliated companies..............         23              --             (6)          (17)           --
                                              ----          ------           ----          ----        ------
NET INCOME (LOSS)......................       $(18)         $   28           $(29)         $(10)       $  (29)
                                              ====          ======           ====          ====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                          FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                          ----------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                           GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                          SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                          ------------   ------------   ---------------   -------   ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External..........................       $852          $  968           $ --          $ --        $1,820
     Affiliated companies..............         38              37             --           (75)           --
                                              ----          ------           ----          ----        ------
                                               890           1,005             --           (75)        1,820
                                              ----          ------           ----          ----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).........        682             777             --           (75)        1,384
  Engineering, research, and
     development.......................         14              16             --            --            30
  Selling, general, and
     administrative....................        120              97             --            --           217
  Depreciation and amortization........         39              37             --            --            76
                                              ----          ------           ----          ----        ------
                                               855             927             --           (75)        1,707
                                              ----          ------           ----          ----        ------
OTHER INCOME (EXPENSE).................         --               2             --            --             2
                                              ----          ------           ----          ----        ------
INCOME (LOSS) BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST, AND
  EQUITY IN NET INCOME OF AFFILIATED
  COMPANIES............................         35              80             --            --           115
  Interest expense--
     External (net of interest
       capitalized)....................         --               6             87            --            93
     Affiliated companies (net of
       interest income)................         50               6            (56)           --            --
  Income tax expense (benefit).........          1              21            (13)           (5)            4
  Minority interest....................         --               2             --            --             2
                                              ----          ------           ----          ----        ------
                                               (16)             45            (18)            5            16
  Equity in net income (loss) of
     affiliated companies..............         28              --             34           (62)           --
                                              ----          ------           ----          ----        ------
NET INCOME (LOSS)......................       $ 12          $   45           $ 16          $(57)       $   16
                                              ====          ======           ====          ====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                    JUNE 30, 2001
                                        ----------------------------------------------------------------------
                                                                          TENNECO
                                                                      AUTOMOTIVE INC.
                                         GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                        SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                        ------------   ------------   ---------------   -------   ------------
                                                                      (MILLIONS)
                ASSETS

Current assets:
  Cash and temporary cash
     investments......................     $    9         $   61          $   --        $    --      $   70
  Receivables.........................        225            397              20           (123)        519
  Inventories.........................        136            233              --             --         369
  Deferred income taxes...............         73              4             116           (116)         77
  Prepayments and other...............         39             62              --             --         101
                                           ------         ------          ------        -------      ------
                                              482            757             136           (239)      1,136
                                           ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated
     companies........................        315             --           2,198         (2,513)         --
  Notes and advances receivable from
     affiliates.......................      2,373             30           3,378         (5,781)         --
  Long-term notes receivable, net.....         14             11              --             --          25
  Goodwill and intangibles, net.......        316            131              --             --         447
  Deferred income taxes...............        104              7              22            (22)        111
  Pension assets......................         23             20              --             --          43
  Other...............................         58             56              28             --         142
                                           ------         ------          ------        -------      ------
                                            3,203            255           5,626         (8,316)        768
                                           ------         ------          ------        -------      ------
Plant, property, and equipment, at
  cost................................        847            950              --             --       1,797
  Less--Reserves for depreciation and
     amortization.....................        442            414              --             --         856
                                           ------         ------          ------        -------      ------
                                              405            536              --             --         941
                                           ------         ------          ------        -------      ------
                                           $4,090         $1,548          $5,762        $(8,555)     $2,845
                                           ======         ======          ======        =======      ======

                       LIABILITIES AND
                  SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt):
       Short-term
          debt--non-affiliated........     $   --         $   25          $  183        $    --      $  208
       Short-term debt--affiliated....         26             --              10            (36)         --
  Trade payables......................        149            399              --            (86)        462
  Accrued taxes.......................         53             31              --            (68)         16
  Other...............................        118             95              42            (13)        242
                                           ------         ------          ------        -------      ------
                                              346            550             235           (203)        928
Long-term debt--non-affiliated........         --             15           1,367             --       1,382
Long-term debt--affiliated............      1,836             13           3,931         (5,780)         --
Deferred income taxes.................        153             50               0            (70)        133
Postretirement benefits and other
  liabilities.........................        129             12              (1)            18         158
Commitments and contingencies
Minority interest.....................         --             14              --             --          14
Shareholders' equity..................      1,626            894             230         (2,520)        230
                                           ------         ------          ------        -------      ------
                                           $4,090         $1,548          $5,762        $(8,555)     $2,845
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
                                            ======         ======          ======        =======      ======


LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt):
       Short-term
          debt--non-affiliated.........     $   --         $   28          $   64        $    --          92
       Short-term debt--affiliated.....         --              1              10            (11)         --
  Trade payables.......................        179            393               1           (109)        464
  Accrued taxes........................         26             12              --            (22)         16
  Other................................        109            104              33             (9)        237
                                            ------         ------          ------        -------      ------
                                               314            538             108           (151)        809
Long-term debt--non-affiliated.........         --             20           1,415             --       1,435
Long-term debt--affiliated.............      1,753              4           4,069         (5,826)         --
Deferred income taxes..................        159             63             (78)            --         144
Postretirement benefits and other
  liabilities..........................        126              6              (1)            23         154
Commitments and contingencies
Minority interest......................         --             14              --             --          14
Shareholders' equity...................      1,714            921             330         (2,635)        330
                                            ------         ------          ------        -------      ------
                                            $4,066         $1,566          $5,843        $(8,589)     $2,886
                                            ======         ======          ======        =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                             SIX MONTHS ENDED JUNE 30, 2001
                                         ----------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                          GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                         SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                         ------------   ------------   ---------------   -------   ------------
                                                                       (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities...........................     $(104)          $114            $ (4)        $    --       $  6
                                            -----           ----            ----         -------       ----
INVESTING ACTIVITIES
Net proceeds from sale of assets.......         2              1              --              --          3
Expenditures for plant, property, and
  equipment............................       (12)           (35)             --              --        (47)
Investments and other..................        (3)            (1)             --              --         (4)
                                            -----           ----            ----         -------       ----
Net cash provided (used) by investing
  activities...........................       (13)           (35)             --              --        (48)
                                            -----           ----            ----         -------       ----
FINANCING ACTIVITIES
Issuance of common and treasury
  stock................................        --             --               5              --          5
Retirement of long-term debt...........        --             (3)             (5)             --         (8)
Net increase (decrease) in short-term
  debt excluding current maturities of
  long-term debt.......................        --             --              76              --         76
Intercompany dividends and net increase
  (decrease) in intercompany
  obligations..........................       118            (46)            (72)             --         --
Dividends (common).....................        --             --              --              --         --
                                            -----           ----            ----         -------       ----
Net cash provided (used) by financing
  activities...........................       118            (49)              4              --         73
                                            -----           ----            ----         -------       ----
Effect of foreign exchange rate changes
  on cash and temporary cash
  investments..........................        --              4              --              --          4
                                            -----           ----            ----         -------       ----
Increase (decrease) in cash and
  temporary cash investments...........         1             34              --              --         35
Cash and temporary cash investments,
  January 1............................         8             27              --              --         35
                                            -----           ----            ----         -------       ----
Cash and temporary cash investments,
  June 30 (Note).......................     $   9           $ 61            $ --         $    --       $ 70
                                            =====           ====            ====         =======       ====

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                              SIX MONTHS ENDED JUNE 30, 2000
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............        $ 72            $ 10             $(29)           $(1)         $ 52
                                            ----            ----             ----            ---          ----
INVESTING ACTIVITIES
Net proceeds from sale of assets....           3               2               --             --             5
Expenditures for plant, property,
  and equipment.....................         (20)            (47)              --             --           (67)
Investments and other...............          (8)              2               --             --            (6)
                                            ----            ----             ----            ---          ----
Net cash provided (used) by
  investing activities..............         (25)            (43)              --             --           (68)
                                            ----            ----             ----            ---          ----
FINANCING ACTIVITIES
Issuance of common and treasury
  stock.............................          --              --                9             --             9
Proceeds from subsidiary equity
  issue.............................          --               1               --             --             1
Issuance of long-term debt..........          --               1               --             --             1
Retirement of long-term debt........          --              (1)              --             --            (1)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt......          --             (19)              --             --           (19)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........         (59)             34               24              1            --
Dividends (common)..................          --              --               (4)            --            (4)
                                            ----            ----             ----            ---          ----
Net cash provided (used) by
  financing activities..............         (59)             16               29              1           (13)
                                            ----            ----             ----            ---          ----
Effect of foreign exchange rate
  changes on cash and temporary cash
  investments.......................          --              (4)              --             --            (4)
                                            ----            ----             ----            ---          ----
Increase (decrease) in cash and
  temporary cash investments........         (12)            (21)              --             --           (33)
Cash and temporary cash investments,
  January 1.........................          28              56               --             --            84
                                            ----            ----             ----            ---          ----
Cash and temporary cash investments,
  June 30 (Note)....................        $ 16            $ 35             $ --            $--          $ 51
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

NET SALES AND OPERATING REVENUES

                                                                THREE MONTHS
                                                                   ENDED
                                                                  JUNE 30,
                                                                ------------
                                                                2001    2000    CHANGE
                                                                ----    ----    ------
                                                                 (MILLIONS)
North America...............................................    $493    $533      (8)%
Europe......................................................     347     322       8%
Rest of World...............................................      85      87      (2)%
                                                                ----    ----
                                                                $925    $942      (2)%
                                                                ====    ====

     Results for 2000 have been reclassified for comparability to reflect the reclassification of certain sales incentives. This reclassification is made in accordance with the provisions of the FASB's Emerging Issues Task Force May 2000 consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. Effective January 1, 2001, we changed the way we classify some sales incentives in accordance with the consensus reached by the EITF. The impact of this reclassification on second quarter 2000 results was a reduction in net sales of $6 million with an offsetting reduction in selling, general, and administrative expense.

     Our North American revenues decreased $40 million in the second quarter of 2001 compared to last year's second quarter reflecting lower sales generated from both the original equipment and aftermarket businesses. OE revenues declined 6 percent to $350 million in the second quarter of this year due to significant OE production cut backs in both the light and heavy-duty vehicle segments as vehicle manufacturers adjusted production levels in the face of a slowing economy. OE ride control revenues were down 15 percent for the quarter. OE exhaust revenues declined 2 percent which is attributable to a $26 million decline in volume partially offset by a $21 million increase in catalytic converter revenues due to increased cost of precious metals that are passed through to our customers. Lower ride control volumes, especially in our heavy-duty elastomer business, resulted in the decline in OE ride control revenues. Aftermarket revenues for North America were $143 million in the second quarter of 2001, representing a decline of 10 percent compared to the same period in the prior year. The North American aftermarket continued to be severely depressed, affecting industry volumes. Aftermarket exhaust revenues declined 11 percent in the quarter, while our aftermarket ride control revenues dropped nearly 9 percent compared to a year ago. The volume decline was partially offset by price increases implemented in the first quarter and early second quarter.

     Our European segment's revenues increased $25 million in the second quarter of 2001 compared to last year due primarily to a 22 percent increase in OE revenues, which were $259 million for the quarter. Contributing to the OE revenue increase were stronger exhaust volumes in both our new and existing programs, which added $69 million of additional revenue in the quarter. Of that increase, $39 million came as a result of rising precious metal prices that we have passed through to our OE customers. The devaluation of European currencies compared to the U.S. dollar resulted in a reduction in OE revenues of $22 million in the second quarter of this year. Excluding these currency impacts, European OE revenues would have increased 32 percent in the second quarter of 2001 compared to the second quarter of 2000. European aftermarket sales were $88 million in the quarter compared to $109 million in the prior year. This 19 percent decline resulted from the continued softness of the aftermarket industry combined with declining exhaust replacement rates due primarily to the increasing use of longer lasting stainless steel on OE vehicles. Price increases that relate to our global aftermarket pricing strategy continued to show favorable results in the second quarter of 2001 contributing some positive revenue growth and helping to partially offset the impact from lower volumes. Negatively impacting European aftermarket revenue was the depreciation of European currencies, which reduced revenues by $4 million.

     Revenues from our operations in the rest of the world, specifically South America, Australia and Asia, decreased $2 million in the quarter primarily due to $10 million of negative foreign currency adjustments impacting the quarter's results. Excluding these currency impacts, total revenues for the rest of the world would have increased 9 percent compared to the same quarter last year. The impact of foreign currency was $6 million in South America and $4 million in Australia. This was offset by strong volume growth in South America and Asia. The South America volume growth is attributable to several new OE programs. In Asia, OE volumes increased for the quarter due to new platforms in production at our exhaust manufacturing facility in Shanghai.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

     We reported EBIT of $47 million for the second quarter of 2001, compared to $68 million for the same quarter last year. Reported results for 2001 include restructuring and other charges that have an effect on comparability of EBIT results between the years. To provide enhanced comparability, we have separately identified these costs and charges by segment in the following table, and will discuss our results in the following section using a comparison of "2001 Operating Units Results" to the "2000 Reported Results" for each segment.

                                                             THREE MONTHS ENDED JUNE 30,
                                                  --------------------------------------------------
                                                                   2001                       2000
                                                  --------------------------------------    --------
                                                              RESTRUCTURING    OPERATING
                                                  REPORTED      AND OTHER        UNITS      REPORTED
                                                  RESULTS        CHARGES        RESULTS     RESULTS     CHANGE
                                                  --------    -------------    ---------    --------    ------
                                                                      (MILLIONS)
North America.................................      $20            $10            $30         $40         (25)%
Europe........................................       22             --             22          23          (4)%
Rest of World.................................        5             --              5           5          --%
                                                    ---            ---            ---         ---
                                                    $47            $10            $57         $68         (16)%
                                                    ===            ===            ===         ===

     In the preceding table, amounts reported as restructuring and other charges for 2001 include $8 million related to the second quarter 2001 restructuring plan and $2 million for other restructuring related costs and expenses such as relocation and moving costs that could not be accrued as part of the restructuring reserve. For further details of these costs see the sections entitled "Restructuring Charges," and "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

     EBIT for North American operations declined to $30 million in the second quarter 2001 from $40 million one year ago as weaker sales volumes in our OE segment impacted earnings in the second quarter. A drop in both the light and heavy-duty vehicle production volumes and a decline in the higher margin elastomer business combined to reduce EBIT for the North American OE business by $6 million. Further contributing to the decline in EBIT in North American OE operations were unfavorable pricing impacts and volume related operating inefficiencies. North American aftermarket EBIT was even year over year. Our aftermarket business was impacted by aftermarket industry weaknesses, which resulted in lower volumes and reduced EBIT by $7 million. Lower selling, general, and administrative expenses; cost savings generated from our restructuring efforts; and price increases offset the negative impacts on aftermarket EBIT in the quarter.

     Our European segment's EBIT was essentially flat in the second quarter of 2001 versus the prior year. Improved performance in the European OE exhaust business offset a marginal decline in the OE ride control operations. The OE exhaust business benefited from higher volumes and lower manufacturing costs. Our European aftermarket operations had mixed results despite continued weaknesses in the overall industry, as the aftermarket exhaust business had improved EBIT this quarter while ride control EBIT declined consistent with the trends in the industry. Lower selling, general and administrative expenses, cost savings generated from our restructuring efforts and price increases helped offset the industry weakness. Foreign currency movements in Europe impacted EBIT by $2 million in the quarter.

     EBIT for the company's operations in the rest of the world was even in the second quarter of 2001 compared to the same quarter one year ago, despite the impact of foreign currencies devaluation. The foreign currency impact of $1 million, primarily in our Australian operations, was offset by stronger volumes in our Asia operations largely due to OE exhaust operations in Shanghai.

EBIT AS A PERCENTAGE OF REVENUE

     The following table shows EBIT as a percentage of revenue by segment. The EBIT percentage for the three months ended June 30, 2001 is calculated after excluding the "restructuring and other charges" described previously.

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                                --------------------
                                                                2001            2000
                                                                ----            ----
North America...............................................     6%              8%
Europe......................................................     6%              7%
Rest of World...............................................     6%              6%
       Total Tenneco Automotive.............................     6%              7%

     In North America, EBIT as a percentage of revenue decreased by 2 percent. Production cuts by vehicle manufacturers, declines in higher margin elastomer sales and pricing pressure from vehicle manufacturers contributed to the lower margins. Volume related operating inefficiencies and lower aftermarket volumes added to the decline, despite improvements in selling, general, and administrative expenses and other costs in our North American operations. In Europe, EBIT margins declined in the second quarter primarily due to lower margins in our OE exhaust operations. OE exhaust margins are being impacted by increased precious metals prices that are passed through to our customers. The impact of precious metals on sales for the quarter was $39 million. Excluding the impact of precious metals pricing, Europe's EBIT as a percentage of revenues would have been flat. Our European aftermarket operations had improved margins due to price increases, lower selling, general and administrative expenses, and cost savings generated from our restructuring efforts. EBIT as a percentage of revenue for the rest of the world was even with the prior year. Excluding the currency impacts, EBIT margin for the rest of the world would have increased to 8 percent in the second quarter 2001. Stronger volumes and improved mix contributed to these better margins.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $43 million for the quarter ended June 30, 2001, compared to $48 million during the same period in 2000. The decrease in total interest expense is primarily due to lower interest rates on our variable rate debt. See more detailed explanations on our debt structure in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

INCOME TAXES

     Income taxes were a $1 million for the quarter ended June 30, 2001, compared to $5 million for the quarter ended June 30, 2000. The effective tax rate was 25 percent for each of the second quarters of 2001 and 2000.

EARNINGS PER SHARE

     We reported earnings per diluted common share of $.06 for the quarter ended June 30, 2001, compared to $.42 per diluted common share for the same period in the prior year. Included in results for the second quarter 2001 is the impact of a restructuring charge and other restructuring related costs. The negative effect of these costs on earnings per diluted common share was a reduction of $.20. You should also read Note 7 in the "Notes to Financial Statements" for more detailed information on earnings per share.

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

     We have substantially completed the restructuring actions related to the 1999 plan. The 1999 plan involved closing a ride control manufacturing facility and an exhaust plant in Europe, closing or downsizing four European aftermarket distribution centers, closing a North American exhaust manufacturing facility plus employee reductions of approximately 780. Over 750 employees have been terminated under the 1999 plan as of June 30, 2001. One European aftermarket distribution remains open. We will be substantially complete with these remaining restructuring activities by the end of 2001.

     In the fourth quarter of 2000, our Board of Directors approved a restructuring plan to further reduce administrative and operational overhead costs. We recorded a pre-tax charge related to the plan of $46 million, $32 million after tax, or $.92 per diluted common share. Within the statement of income, $13 million of the pre-tax charge is reflected in cost of sales, while $33 million is included in selling, general, and administrative expenses. The charge is comprised of $24 million of severance and related costs for salaried employment reductions worldwide and $22 million for the reduction of manufacturing and distribution capacity in response to long-term market trends. The 2000 plan involved closing a North American aftermarket exhaust distribution facility and ride control manufacturing plant in our Asian market, as well as the consolidation of some exhaust manufacturing facilities in Europe. In addition, the plan involves the elimination of up to 700 positions, including temporary employees. We wrote down the assets at the locations to be closed to their fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that cash proceeds on the sale of these assets will be significant. As of June 30, 2001, approximately 530 employees have been terminated under the 2000 plan primarily in North America and Europe in sales, engineering and salaried plant. Additionally, 57 temporary employees have been terminated. All restructuring actions are being completed in accordance with our established plan. We expect to complete all restructuring activities related to this plan by the end of the first quarter of 2002.

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

     In the first quarter of 2001, our Board of Directors approved a restructuring plan in response to increasingly difficult industry conditions. On January 31, 2001, we announced plans to eliminate up to 405 salaried positions worldwide. We recorded pre-tax charges related to the restructuring of $11 million, $8 million after tax, or $.21 per diluted common share. Within the statement of income, $2 million of the pre-tax charge is reflected in cost of sales, while $9 million is included in selling, general, and administrative expenses. These charges are comprised of $8 million for severance and related costs for salaried employment reductions worldwide and $3 million for costs related to closing a testing facility in North America. As of June 30, 2001, we have eliminated about 285 positions in connection with the 2001 plan. We also incurred $3 million for other restructuring related costs and expenses such as relocation and moving costs that could not be accrued as part of the restructuring reserve. We estimate that we will complete these restructuring activities no later than the first quarter 2002. All workforce reductions will be done in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

     In the second quarter of 2001, our Board of Directors approved a separate restructuring plan related to closing a North American ride control production line. We recorded pre-tax charges related to the plan of $8 million, $6 million after tax, or $.16 per diluted common share. Within the statement of income, the $8 million charge is included in cost of sales. We wrote down assets to their fair market value, less costs to sell. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that cash proceeds on the sale of these assets will be significant. We expect to complete all restructuring activities related to this plan by the end of 2001.

     Amounts related to activities that are part of the restructuring plans are as follows:

                           DECEMBER 31, 2000        2001           2001      CHARGED TO    IMPACT OF    JUNE 30, 2001
                             RESTRUCTURING      RESTRUCTURING      CASH        ASSET       EXCHANGE     RESTRUCTURING
                                RESERVE            CHARGES       PAYMENTS     ACCOUNTS       RATES         RESERVE
                           -----------------    -------------    --------    ----------    ---------    --------------
Severance..............           $23                $ 8           $(15)        $--           $(3)           $13
Asset Impairment.......            --                  9             --          (8)           --              1
Facility exit costs....             3                  2             --          --            (1)             4
                                  ---                ---           ----         ---           ---            ---
                                  $26                $19           $(15)        $(8)          $(4)           $18
                                  ===                ===           ====         ===           ===            ===

     In addition to these announced actions, we continue to evaluate additional cost reduction initiatives for 2001 which would require review and approval by the Board of Directors and could result in additional restructuring charges. Also, we currently estimate that we will incur about $4 million of expense during the remainder of 2001 with respect to restructuring-related costs and expenses that could not be accrued as part of the restructuring reserve.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." This SAB provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements and is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The SAB draws on the existing accounting rules and defines the basic criteria that must be met before we can record revenue. The impact of adopting SAB 101 did not have a significant effect on our results of operations or financial position.

     In May 2000, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. Consequently, beginning January 1, 2001, we classified some incentives that were previously shown in selling, general, and administrative expense as a reduction in revenues. As a result of the change, revenue was $6 million lower for the first six months of 2001, with an offsetting decline in selling, general, and administrative expenses. We have restated prior year results for comparability, resulting in a reduction in net sales of $10 million for the six months ended June 30, 2000, with an offsetting reduction in selling, general, and administrative expense.

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, will cease upon adoption of SFAS No.
142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption of the SFAS No. 142 is not permitted nor is retroactive application to prior period

(interim or annual) financial statements. We are currently evaluating the effect of this statement on our financial position and results of operations.

     In April 2001, the EITF reached a consensus on Issue No. 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products. This consensus requires that consideration provided by a vendor to a purchaser of the vendor's products be recognized as a reduction of sales, except in those instances where an identifiable and measurable benefit is or will be received by the vendor from the purchaser. Issue No. 00-25 requires effective with the fourth quarter of 2001 that certain expenses that historically have been included in selling, general and administrative costs be reclassified as deductions from sales. We do not believe adopting this statement will have a significant impact on our financial position or results of operations.

RESULTS FROM OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

NET SALES AND OPERATING REVENUES

                                                                   SIX MONTHS
                                                                     ENDED
                                                                    JUNE 30,
                                                                ----------------
                                                                 2001      2000     CHANGE
                                                                 ----      ----     ------
                                                                   (MILLIONS)
North America...............................................    $  928    $1,043     (11)%
Europe......................................................       696       616      13%
Rest of World...............................................       165       161       2%
                                                                ------    ------
                                                                $1,789    $1,820      (2)%
                                                                ======    ======

Results for 2000 have been reclassified for comparability to reflect the reclassification of certain sales incentives. This reclassification is made in accordance with the provisions of the FASB's Emerging Issues Task Force May 2000 consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. Effective January 1, 2001, we changed the way we classify some sales incentives in accordance with the consensus reached by the EITF. The impact of this reclassification on second quarter 2000 results was a reduction in net sales of $10 million with an offsetting reduction in selling, general, and administrative expense.

     Our North American revenues decreased $115 million in the first six months of 2001 compared to the same period in the prior year reflecting lower sales generated from both our original equipment and aftermarket businesses. OE revenues declined 11 percent to $674 million in the current year due to significant OE production cut backs in both the light and heavy-duty vehicle segments as vehicle manufacturers adjusted production levels in the face of a slowing economy. OE ride control revenues were down 20% for the first half of 2001. OE exhaust revenues declined 7% which is attributable to the $64 million decline in volume partially offset by the $35 million increase in catalytic converter revenues due to increased cost of precious metals that are passed through to our customers. Lower ride control volumes, especially in our heavy-duty elastomer business, resulted in the decline in OE ride control revenues. Aftermarket revenues for North America were $254 million in the first six months of 2001, representing a decline of 12 percent compared to the same period in the prior year. The North American aftermarket continued to be severely depressed, affecting industry volumes. Aftermarket exhaust revenues declined 13 percent in the first six months, while our aftermarket ride control revenues dropped 11 percent compared to a year ago. Lower volumes accounted for $27 million of the reduction in aftermarket revenues, while negative price adjustments that were initiated during 2000 contributed the majority of the rest of the decline in revenues. We have implemented price increases on some products in North America that are beginning to offset the impact of price reductions implemented in 2000.

     Our European segment's revenues increased $80 million in the first six months of 2001 compared to last year due primarily to a 29 percent increase in OE revenues, which were $415 million for the six months. Contributing to the OE revenue increase were stronger exhaust volumes in both our new and existing programs, which added $153 million of additional revenue in the half. Of that increase, $71 million came as a result of rising precious metal prices that we have passed through to our OE exhaust customers. The devaluation of European currencies compared to the U.S. dollar resulted in a reduction in OE revenues of

$38 million in the first half of this year. Excluding these currency impacts, European OE revenues would have increased 38 percent in the first half of 2001 compared to the first half of 2000. European aftermarket sales were $162 million in the six months of this year compared to $201 million in the prior year. This 19 percent decline resulted from the continued softness of the aftermarket industry combined with declining exhaust replacement rates due primarily to the increasing use of longer lasting stainless steel. Price increases that relate to our global aftermarket pricing strategy provided favorable results in the first half of 2001 contributing some positive revenue growth and helping to partially offset the impact from lower volumes. Negatively impacting European aftermarket revenue growth was the depreciation of European currencies, which reduced revenues by $10 million.

     Revenues from our operations in the rest of the world, specifically South America, Australia and Asia, decreased $4 million in the quarter primarily due to $19 million of negative foreign currency adjustments impacting the results for the first six months. Excluding these currency impacts, total revenues for the rest of the world would have increased 14 percent compared to the same period last year. The impact of foreign currency was $10 million in South America and $9 million in Australia. This was offset by strong volume growth in South America and Asia. The South America volume growth is attributable to several new OE programs. In Asia, OE volumes increased for the first six months due to the new platforms in production at our exhaust manufacturing facility in Shanghai.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

     We reported EBIT of $53 million for the first six months of 2001, compared to $115 million for the same period last year. Reported results for 2001 include restructuring and other charges that have an effect on comparability of EBIT results between the years. To provide enhanced comparability, we have separately identified these costs and charges by segment in the following table, and will discuss our results in the following section using a comparison of "2001 Operating Units Results" to the "2000 Reported Results" for each segment.

                                                              SIX MONTHS ENDED JUNE 30,
                                                  --------------------------------------------------
                                                                   2001                       2000
                                                  --------------------------------------    --------
                                                              RESTRUCTURING    OPERATING
                                                  REPORTED      AND OTHER        UNITS      REPORTED
                                                  RESULTS        CHARGES        RESULTS     RESULTS     CHANGE
                                                  --------    -------------    ---------    --------    ------
                                                                      (MILLIONS)
North America.................................      $17            $19            $36         $ 74      (51)%
Europe........................................       30              8             38           34       12%
Rest of World.................................        6              3              9            7       29%
                                                    ---            ---            ---         ----
                                                    $53            $30            $83         $115      (28)%
                                                    ===            ===            ===         ====

In the preceding table, amounts reported as restructuring and other charges for 2001 include: $19 million related to the 2001 restructuring plans; $3 million for other restructuring related costs and expenses such as relocation and moving costs that could not be accrued as part of the restructuring reserve; $6 million for environmental remediation activity, principally in Europe; and $2 million related to costs associated with the amendment of certain terms of our senior credit facility. For further details of these costs see the sections entitled "Restructuring Charges," and "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

     EBIT for North American operations declined to $36 million in the first six months of 2001 from $74 million one year ago as weaker sales volumes in both our OE and aftermarket segments impacted our earnings in the first half of 2001. A drop in both the light and heavy-duty vehicle production volumes and a decline in the higher margin elastomer business combined to reduce EBIT for the North American OE business by over $15 million. Further contributing to the decline in EBIT in North American OE operations were unfavorable pricing impacts, volume related operating inefficiencies, inventory shrinkage, and foreign currency impacts. The decline in North American aftermarket EBIT was due to aftermarket industry weaknesses, which affected volumes and bad debt. Lower volumes resulted in reduced EBIT of $12 million.

Lower selling, general, and administrative expenses and cost savings generated from our restructuring efforts of $15 million partially offset the negative impacts on aftermarket EBIT in the quarter.

     Our European segment's EBIT improved 12 percent to $38 million during the first six months of 2001 versus the prior year. Improved performance in the European OE exhaust business was the primary driver of these results. The OE exhaust business benefited from higher volumes, lower manufacturing costs and savings from restructuring initiatives. Our European aftermarket operations had mixed results despite continued weaknesses in the overall industry, as the aftermarket exhaust business had improved EBIT while ride control EBIT declined consistent with the trends in the industry. Lower selling, general and administrative expenses, cost savings generated from our restructuring efforts and price increases helped offset the industry weakness. Foreign currency movements in Europe impacted EBIT by $3 million in the first six months.

     EBIT for the company's operations in the rest of the world increased by $2 million in the first half of 2001 compared to the same period one year ago, despite the impact from the devaluation of foreign currencies of $1 million principally in Australia. The improvement was driven by our Asia and South America operations. In Asia the improvement in EBIT for the first 6 months was primarily due to stronger volumes in our OE exhaust operations in Shanghai, while South American operations improvement was driven by increased volumes in our aftermarket ride control business.

EBIT AS A PERCENTAGE OF REVENUE

     The following table shows EBIT as a percentage of revenue by segment. The EBIT percentage for the six months ended June 30, 2001 is calculated after excluding the "restructuring and other charges" described previously.

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                --------------------
                                                                2001            2000
                                                                ----            ----
North America...............................................    4%              7%
Europe......................................................    5%              6%
Rest of World...............................................    5%              4%
       Total Tenneco Automotive.............................    5%              6%

     In North America, EBIT as a percentage of revenue decreased by 3 percent. Production cuts by vehicle manufacturers, declines in higher margin elastomer sales and pricing pressure from vehicle manufacturers contributed to the lower margins. Volume related operating inefficiencies and lower aftermarket volumes added to the decline, despite improvements in selling, general, and administrative expenses and other costs in our North American operations. In Europe, EBIT margins declined in the first six months primarily due to lower margins in our OE exhaust operations. OE exhaust margins are being impacted by increased precious metals prices that are passed through to our customers with marginal EBIT associated. The impact of precious metals on sales for the first half of this year was $71 million. Excluding the impact of precious metals pricing, Europe's EBIT as a percentage of revenues would have been flat. Significant improvements in OE exhaust operations were offset by costs associated with the Polish ride control plant start-up, reserves for bad debt, currency impacts and lower aftermarket volumes. EBIT as a percentage of revenue for the rest of the world grew in the first half of 2001 despite the impact of foreign currency devaluation. Excluding the currency impacts, EBIT margin for the rest of the world would have increased to 6 percent. Stronger volumes and improved mix contributed to these better margins.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $90 million during the six months ended June 30, 2001, compared to $93 million during the same period in 2000. The decrease in total interest expense is primarily due to lower interest rates on our variable rate debt. See more detailed explanations on our debt structure in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

INCOME TAXES

     Income taxes were a $9 million benefit at June 30, 2001. For the same period in 2000, income taxes were $4 million. The effective tax during the six months ended June 30, 2001 was 25 percent compared to 18 percent for the same period in 2000. The prior year effective rate benefitted from a strategic decision to consolidate all of our Mexican operations into one tax entity, allowing us to utilize additional tax losses.

EARNINGS PER SHARE

     We reported a loss in earnings per diluted common share of $.77 for the six months ended June 30, 2001 compared to a loss of $.84 per diluted common share for March 31, 2001. In the six months ended June 30, 2000 earnings per diluted common share were positive at $.45. Included in results for the first half of 2001 are the impacts from charges related to our restructuring plans, environmental remediation activities and the costs related to the amendment of certain terms of the senior credit facility. The cumulative negative effect of these items on earnings per diluted common share was a reduction of $.60 for the first half of this year. The majority of the impact was comprised of the restructuring charges taken in the first and second quarters of 2001 and the environmental costs which negatively impacted earnings per share by $.44 and $.12, respectively. You should also read Note 7 in the "Notes to Financial Statements" for more detailed information on earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION

                                                                JUNE 30,    DECEMBER 31,
                                                                  2001          2000
                                                                --------    ------------
Short-term debt and current portion of long-term debt.......     $  208        $   92
Long-term debt..............................................      1,382         1,435
                                                                 ------        ------
Total debt..................................................      1,590         1,527
                                                                 ------        ------
Total minority interest.....................................         14            14
Common shareholders' equity.................................        230           330
                                                                 ------        ------
Total capitalization........................................     $1,834        $1,871
                                                                 ======        ======

     The company's debt to capitalization ratio was 86 percent at June 30, 2001 and 82 percent as of December 31, 2000. The increase in the ratio was attributable to higher short-term debt outstanding as well as a decline in shareholders' equity. The year-to-date decline in shareholders' equity results from both the translation of foreign balance sheets into U.S. dollars, where the strength of the dollar resulted in translation adjustments of $63 million, and our recorded net loss of $29 million.

     Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries as well as our revolving credit facility, increased by $116 million during the first six months of 2001. This increase resulted from higher borrowings of $75 million during the first two quarters under our revolving credit facility and a $41 million increase in the amount of long-term debt that will mature in one year or less. Total borrowings outstanding under our revolving credit facility were $87 million as of June 30, 2001, and $12 million as of December 31, 2000. Long-term debt includes borrowings under financing arrangements entered into to facilitate the debt realignment described below, approximately $16 million of debt that was not retired in the cash tender and exchange offers associated with the 1999 spin-off of our packaging business and other long term obligations such as capitalized leases.

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

     As a result of significant reductions in North American vehicle production levels announced by our original equipment customers since the fourth quarter of last year, as well as an accelerated weakening of the global aftermarket, we entered into a second amendment of our senior credit facility on March 22, 2001. The second amendment revised the financial covenant ratios we are required to maintain for each of the fiscal quarters ending in 2001. The second amendment also reduced the limitation on 2001 capital expenditures from $225 million to $150 million, and required that net cash proceeds from all significant, non-ordinary course asset sales be used to prepay the senior term loans. In exchange for these amendments, we agreed to a 25 basis point increase in interest rates on the senior term loans and our revolving credit facility and paid an aggregate fee of about $3 million to consenting lenders. We incurred legal, advisory and other costs related to the amendment process of approximately $2 million. The amendment also provides for the continued availability of the full amount of the $500 million revolving credit facility. Excluding the $87 million of outstanding borrowings and $55 million of letters of credit, we had $358 million available for borrowing under the revolving credit facility at June 30, 2001. Based on our current projections for 2001, we believe that we will be able to meet the revised financial covenant ratios and adhere to the limitation on capital expenditures.

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

     The amended senior credit facility agreement requires that the company maintain: (i) a consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA) not greater than 6.00 at the end of the first quarter of 2001 and not greater than 6.25, 6.00 and 5.50 at the end of the second, third and fourth quarters of 2001, respectively: (ii) a consolidated interest coverage ratio (consolidated EBITDA divided by consolidated cash interest paid) of at least 1.40 for the first quarter of 2001 and at least 1.35, 1.40 and 1.55 for the second, third and fourth quarters of 2001, respectively; and (iii) a fixed charge coverage ratio (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) greater than .60 for the first quarter of 2001 and greater than .55, .65 and .80 for the second, third and fourth quarters of 2001, respectively. As of June 30, 2001 we were in compliance with the financial covenant ratios required under the amended senior credit facility.

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(a) incurring additional liens; (b) sale and leaseback transactions; (c) liquidations and dissolutions (d) incurring additional indebtedness or guarantees; (e) capital expenditures; (f) dividends; (g) mergers and consolidations; and (h) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of June 30, 2001, we were in compliance with these requirements.

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

     We believe that cash flows from operations, combined with available borrowing capacity described above and assuming that we maintain compliance with the financial covenants and other requirements of our loan agreement, will generally be sufficient to meet our future capital requirements for the following year. Our ability to meet the financial covenants in 2001 and beyond depends upon a number of operational and economic factors, many of which are beyond our control. Factors that could impact our compliance with the financial covenants include the rate at which consumers continue to buy new vehicles and the rate at which they continue to repair vehicles already in service. Persistently lower North American vehicle production levels, further weakening in the global aftermarket beyond our expectation, or an unanticipated reduction in vehicle production levels in Europe, could impact our ability to meet our financial covenant ratios. In the event that we are unable to meet these revised financial covenants, we would consider several options to meet our cash flow needs. These options could include further renegotiations with our senior credit lenders, additional cost reduction or restructuring initiatives, sales of assets or capital stock, or other alternatives to enhance our financial and operating position. In order to maintain compliance with financial covenants in our loan agreements, we currently believe it will be necessary to further amend them beyond 2001. Should we be required to do so, we believe we can negotiate these amendments at a reasonable cost.

DIVIDENDS ON COMMON STOCK

     During 2000, the company paid quarterly dividends of $.05 per common share. These dividend payments totaled $3 million for the six months ended June 30, 2000, and $7 million for the entire year. On January 10, 2001, the Company announced that the Board of Directors had eliminated the quarterly regular dividend on the company's common stock. The board took the action in response to current industry conditions, significantly greater than anticipated production volume reductions by original equipment manufacturers and continued softness in the global light vehicle aftermarket.

CASH FLOWS

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                --------------------
                                                                2001            2000
                                                                ----            ----
Cash provided (used) by:
  Operating activities......................................    $  6            $52
  Investing activities......................................     (48)           (68)
  Financing activities......................................      73            (13)

OPERATING ACTIVITIES

     For the six months ended June 30, 2001 and June 30, 2000 cash provided from operating activities represented $6 million and $52 million, respectively. Lower earnings in the first half of 2001 was a key driver of the decreased cash provided. This was partially offset by our continued focus on working capital that allowed us to use $5 million less cash on working capital during the first six months of 2001 compared with the same period in the prior year. Reduced accounts receivable and inventory balances plus better management of our payables made a favorable impact on cash flows in the current period compared to last year. Working capital, adjusted for receivables that were sold as of June 30, 2001, was $84 million lower than it was as of

June 30, 2000. During the first six months of this year, we increased the size of the U.S. receivables securitization program by $3 million and our European program by $8 million.

INVESTING ACTIVITIES

     Cash used for investing activities was $20 million lower for the six months ended June 30, 2001, compared to the same period a year ago due to lower expenditures for property, plant and equipment. Capital expenditures were $47 million for the six months ended June 30, 2001, down from $67 million in the first six months of last year.

FINANCING ACTIVITIES

     Cash provided by financing activities was $73 million for the first six months of 2001 compared to $13 million of cash used for the first six months of 2000. The increase in the first half of this year is attributable to greater short-term borrowings during the period of $76 million. The first half of 2000 includes a $19 million decrease in short-term debt and $4 million of dividend payments to our common shareholders.

INTEREST RATE RISK

     Our financial instruments that are sensitive to market risk for changes in interest rates are its debt securities. We primarily uses a revolving credit facility to finance its short-term capital requirements and pay a current market rate of interest on these borrowings. Longer-term capital requirements were financed with long-term obligations with original maturity dates ranging from six to ten years.

     Under the terms of the senior credit facility agreement, we were required to hedge its exposure to floating interest rates within 180 days following the 1999 spin-off of the packaging business so that at least 50 percent of the long-term debt would be fixed for a period of at least three years. In February 2000, $250 million of floating rate long-term debt was hedged with three-year, floating to fixed interest rate swaps. In April 2000, an additional $50 million of floating rate long-term debt was hedged with three-year, floating to fixed interest rate swaps. The hedges that were executed fully satisfied the interest rate-hedging requirement of the senior credit facility agreement. These swaps are accounted for as cash flow hedges, with changes in value recorded as a component of accumulated comprehensive income on the balance sheet. As of June 30, 2001, $13 million of deferred net losses on derivative instruments has been accumulated in other comprehensive income. At June 30, 2001, we had approximately $816 million in long-term debt obligations that have fixed interest rates and approximately $566 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     We estimate that the fair value of the company's long-term debt at June 30, 2001 was about 71 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense that is recognized in the income statement and the cash that is paid for interest costs by about $9 million, or approximately $5 million on an after-tax basis.

OUTLOOK

     In late fourth quarter 2000, several of the company's major North American original equipment customers began announcing significant reductions in scheduled vehicle production levels. Based on these reductions, we anticipate that the North American original equipment manufacturer build rate for light vehicles in 2001 will be down from 2000 levels in the range of 10 percent to 12 percent and that weaknesses in the heavy-duty truck market will continue through 2001 and into 2002. While we originally expected that the European original equipment build rate would be approximately 20 million units, expected weakness in Europe during the second half of 2001 could lower that build rate. The global aftermarket exhibited a further weakening of demand for replacement parts during the latter portion of last year. We anticipate that there will be further declines in the global aftermarket industry in the range of 6 percent to 10 percent in 2001. In addition, we anticipate continuing negative impacts due in 2001 to the uncertain economic outlook in South America and currency translation in Europe and Australia.

     Based on anticipated vehicle production levels our global original equipment customer book of business has not changed substantially from the amounts disclosed in our Form 10-Q for the quarter ended March 31, 2001. When we refer to our book of business, we mean revenues for original equipment manufacturer programs that have been formally awarded to us as well as programs which we are highly confident will result in revenues based on either informal customer indications consistent with past practices and/or our status as supplier for the existing program and relationship with the customer. This book of business is subject to increase or decrease due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by our customers. In addition, it is based on our anticipated pricing for the applicable program over its life. However, we are under continuing pricing pressure from our OE customers. See "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

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

     As of June 30, 2001, the company continues to be designated as a potentially responsible party in four Superfund sites. We have estimated our share of the remediation costs for these sites to be approximately $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $24 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision, as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in our determination of our estimated liability.

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

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans (401(k) Plans) for the benefit of our employees. Under the plans, participants may elect to defer up to 16 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. Through December 31, 2000, the company matched qualified employee contributions of up to 8 percent of the employee's salary with a contribution matching 100 percent of each employee's contribution. Beginning January 1, 2001 this match was reduced to 75 percent of each employee's contribution up to 8 percent of the employee's salary. These matching contributions are made in common stock and vest immediately. We incurred costs for these matching contributions of approximately $5 million and $7 million for the six months ended June 30, 2001 and 2000, respectively.

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

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Incorporated herein by reference to "Item 5. Other Information" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The exhibits filed with this report are listed on the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

     (b) Reports on Form 8-K. We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2001:

Current Report on Form 8-K dated April 24, 2001, including pursuant to Item 5 certain information pertaining to the results of our operations for the first quarter 2001.

Current Report on Form 8-K dated May 7, 2001, including pursuant to Item 5 certain information pertaining to the company's expectations regarding the second quarter 2001 results and its outstanding debt.

Current Report on Form 8-K dated May 15, 2001, reporting pursuant to Item 5 certain information regarding changes in the company's key executive officers.

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

                                          TENNECO AUTOMOTIVE INC.

                                          By:     /s/ MARK A. MCCOLLUM
                                            ------------------------------------
                                                      Mark A. McCollum
                                                 Senior Vice President and
                                                  Chief Financial Officer

Dated: August 14, 2001

                               INDEX TO EXHIBITS
                                       TO
                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 2001

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