Form 10-Q
period 2001-09-30
TENNECO AUTOMOTIVE INC
filed 2001-11-14
CIK 1024725

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

          For the Quarterly Period Ended September 30, 2001

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

     Common Stock, par value $.01 per share: 39,088,702 shares as of October 31,
                                     2001.

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

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q contains forward-looking statements regarding, among other things, our prospects and business strategies. The words "will," "believes," "should," "plans," "expects," "anticipate," and "estimates," and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

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

     - terrorism, acts of war and similar events, and their resultant impact on economic and political conditions, and

     - the occurrence or non-occurrence of other circumstances beyond our control.

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO TENNECO AUTOMOTIVE INC.:

     We have reviewed the consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of September 30, 2001, and the related consolidated statements of income and cash flows for the three and nine-month periods ended September 30, 2001. These financial statements are the responsibility of Tenneco Automotive Inc.'s management.

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

Chicago, Illinois
October 22, 2001

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                              --------------------------    --------------------------
                                                 2001           2000           2001           2000
                                                 ----           ----           ----           ----
                                                   (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues........    $       817    $       865    $     2,606    $     2,685
                                              -----------    -----------    -----------    -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation
     shown below).........................            638            678          2,076          2,062
  Engineering, research, and
     development..........................             11             14             36             44
  Selling, general, and administrative....             91             84            287            301
  Depreciation and amortization...........             39             40            115            116
                                              -----------    -----------    -----------    -----------
                                                      779            816          2,514          2,523
                                              -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)....................             (1)            (2)            (2)            --
                                              -----------    -----------    -----------    -----------
INCOME BEFORE INTEREST EXPENSE, INCOME
  TAXES, AND MINORITY INTEREST............             37             47             90            162
  Interest expense (net of interest
     capitalized).........................             42             46            132            139
  Income tax expense (benefit)............             (3)            (5)           (12)            (1)
  Minority interest.......................             --             --              1              2
                                              -----------    -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS.........             (2)             6            (31)            22
                                              -----------    -----------    -----------    -----------
Extraordinary loss, net of income tax.....             --             (1)            --             (1)
                                              -----------    -----------    -----------    -----------
NET INCOME (LOSS).........................    $        (2)   $         5    $       (31)   $        21
                                              ===========    ===========    ===========    ===========
EARNINGS (LOSS) PER SHARE
Average shares of common stock
  outstanding--
  Basic...................................     38,065,590     35,054,961     37,343,303     34,392,126
  Diluted.................................     38,247,202     35,217,995     37,503,759     34,584,516
Basic earnings (loss) per share of common
  stock--
  Continuing operations...................    $      (.06)   $       .17    $      (.83)   $       .62
  Extraordinary loss......................             --           (.01)            --           (.01)
                                              -----------    -----------    -----------    -----------
                                              $      (.06)   $       .16    $      (.83)   $       .61
                                              ===========    ===========    ===========    ===========
Diluted earnings (loss) per share of
  common stock--
  Continuing operations...................    $      (.06)   $       .16    $      (.83)   $       .61
  Extraordinary loss......................             --           (.01)            --           (.01)
                                              -----------    -----------    -----------    -----------
                                              $      (.06)   $       .15    $      (.83)   $       .60
                                              ===========    ===========    ===========    ===========
Cash dividends per share of common
  stock...................................    $        --    $       .05    $        --    $       .15
                                              ===========    ===========    ===========    ===========

     The accompanying notes to financial statements are an integral part of these statements of income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES



                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2001             2000
                                                                -------------    ------------
                                                                         (MILLIONS)
                           ASSETS
Current assets:
  Cash and temporary cash investments.......................       $    92         $    35
  Receivables--
     Customer notes and accounts, net.......................           439             457
     Other..................................................            22              30
  Inventories--
     Finished goods.........................................           163             197
     Work in process........................................            88              83
     Raw materials..........................................            65             103
     Materials and supplies.................................            38              39
  Deferred income taxes.....................................            76              76
  Prepayments and other.....................................            92              89
                                                                   -------         -------
                                                                     1,075           1,109
Other assets:
  Long-term notes receivable, net...........................            27              24
  Goodwill and intangibles, net.............................           443             463
  Deferred income taxes.....................................           114              94
  Pension assets............................................            50              41
  Other.....................................................           141             150
                                                                   -------         -------
                                                                       775             772
                                                                   -------         -------
Plant, property, and equipment, at cost.....................         1,818           1,852
  Less--Reserves for depreciation and amortization..........           869             847
                                                                   -------         -------
                                                                       949           1,005
                                                                   -------         -------
                                                                   $ 2,799         $ 2,886
                                                                   =======         =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
     debt)..................................................       $   142         $    92
  Trade payables............................................           464             464
  Accrued taxes.............................................            16              16
  Accrued interest..........................................            44              35
  Accrued liabilities.......................................           148             134
  Other.....................................................            72              68
                                                                   -------         -------
                                                                       886             809
                                                                   -------         -------
Long-term debt..............................................         1,359           1,435
                                                                   -------         -------
Deferred income taxes.......................................           136             144
                                                                   -------         -------
Postretirement benefits.....................................           131             128
                                                                   -------         -------
Deferred credits and other liabilities......................            30              26
                                                                   -------         -------
Commitments and contingencies
Minority interest...........................................            15              14
                                                                   -------         -------
Shareholders' equity:
  Common stock..............................................            --              --
  Premium on common stock and other capital surplus.........         2,745           2,738
  Accumulated other comprehensive income (loss).............          (303)           (239)
  Retained earnings (accumulated deficit)...................        (1,960)         (1,929)
                                                                   -------         -------
                                                                       482             570
  Less--Shares held as treasury stock, at cost..............           240             240
                                                                   -------         -------
                                                                       242             330
                                                                   -------         -------
                                                                   $ 2,799         $ 2,886
                                                                   =======         =======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     NINE MONTHS
                                                                        ENDED
                                                                    SEPTEMBER 30,
                                                                  ------------------
                                                                   2001        2000
                                                                   ----        ----
                                                                      (MILLIONS)
OPERATING ACTIVITIES
Net income (loss)...........................................       $(31)      $  22
Adjustments to reconcile income to cash provided (used) by
  operating activities Depreciation and amortization........        115         116
  Deferred income taxes.....................................        (28)        (15)
  (Gain) loss on sale of assets, net........................          4           1
  Changes in components of working capital--
     (Increase) decrease in receivables.....................          5         (44)
     (Increase) decrease in inventories.....................         52         (11)
     (Increase) decrease in prepayments and other current
      assets................................................         (9)        (15)
     Increase (decrease) in payables........................          7         123
     Increase (decrease) in accrued taxes...................          2           7
     Increase (decrease) in accrued interest................         10          20
     Increase (decrease) in other current liabilities.......          6          (5)
  Other.....................................................         16           4
                                                                   ----       -----
Net cash provided (used) by operating activities............        149         203
                                                                   ----       -----
INVESTING ACTIVITIES
Net proceeds from sale of assets............................          3           7
Expenditures for plant, property, and equipment.............        (74)       (108)
Acquisitions of businesses..................................         --          (5)
Investments and other.......................................        (10)        (15)
                                                                   ----       -----
Net cash provided (used) by investing activities............        (81)       (121)
                                                                   ----       -----
NET CASH PROVIDED (USED) BEFORE FINANCING ACTIVITIES........         68          82
FINANCING ACTIVITIES
Issuance of common and treasury stock.......................          8          13
Proceeds from subsidiary equity issued......................         --           1
Issuance of long-term debt..................................         --           1
Retirement of long-term debt................................         (8)        (67)
Net increase (decrease) in short-term debt excluding current
  maturities of long-term debt..............................        (13)        (25)
Dividends (common)..........................................         --          (5)
Other.......................................................         --         (11)
                                                                   ----       -----
Net cash provided (used) by financing activities............        (13)        (93)
                                                                   ----       -----
Effect of foreign exchange rate changes on cash and
  temporary cash investments................................          2          (5)
                                                                   ----       -----
Increase (decrease) in cash and temporary cash
  investments...............................................         57         (16)
Cash and temporary cash investments, January 1..............         35          84
                                                                   ----       -----
Cash and temporary cash investments, September 30 (Note)....       $ 92       $  68
                                                                   ====       =====
Cash paid during the period for interest....................       $121       $ 125
Cash paid during the period for income taxes (net of
  refunds)..................................................       $ 10       $   8

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                      -----------------------------------------------
                                                              2001                      2000
                                                      ---------------------    ----------------------
                                                        SHARES      AMOUNT       SHARES       AMOUNT
                                                        ------      -------      ------       ------
                                                              (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1.................................    37,797,256    $    --     34,970,485    $    --
  Issued pursuant to benefit plans................     2,167,417         --      1,987,641         --
                                                      ----------               -----------
Balance September 30..............................    39,964,673         --     36,958,126         --
                                                      ==========               ===========
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1.................................                    2,738                     2,721
     Premium on common stock issued pursuant to
       benefit plans..............................                        7                        13
                                                                    -------                   -------
Balance September 30..............................                    2,745                     2,734
                                                                    -------                   -------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance January 1.................................                     (239)                     (179)
  Other comprehensive income (loss)...............                      (64)                      (88)
                                                                    -------                   -------
Balance September 30..............................                     (303)                     (267)
                                                                    -------                   -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1.................................                   (1,929)                   (1,880)
  Net income (loss)...............................                      (31)                       21
  Dividends on common stock.......................                       --                        (5)
                                                                    -------                   -------
Balance September 30..............................                   (1,960)                   (1,864)
                                                                    -------                   -------
LESS--COMMON STOCK HELD AS TREASURY STOCK, AT COST
Balance January 1.................................     1,298,498        240      1,298,373        240
  Shares issued...................................         3,806         --                        --
  Shares acquired.................................            --         --            125         --
                                                      ----------    -------    -----------    -------
Balance September 30..............................     1,294,692        240      1,298,498        240
                                                      ==========    -------    ===========    -------
       Total......................................                  $   242                   $   363
                                                                    =======                   =======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------------------------------------
                                                             2001                            2000
                                                 -----------------------------   -----------------------------
                                                  ACCUMULATED                     ACCUMULATED
                                                     OTHER                           OTHER
                                                 COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                    INCOME          INCOME          INCOME          INCOME
                                                 -------------   -------------   -------------   -------------
                                                                          (MILLIONS)
NET INCOME (LOSS).............................                        $(2)                           $  5
                                                                      ---                            ----
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance July 1..............................       $(300)                          $(218)
    Translation of foreign currency
       statements.............................          17             17              (46)           (46)
                                                     -----                           -----
  Balance September 30........................        (283)                           (264)
                                                     -----                           -----
FAIR VALUE OF INTEREST RATE SWAPS
  Balance July 1..............................       $ (13)                          $  --
    Translation of foreign currency
       statements.............................          (5)            (5)              --             --
                                                     -----                           -----
  Balance September 30........................         (18)                             --
                                                     -----                           -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance July 1 and September 30.............          (2)                             (3)
                                                     -----                           -----
Balance September 30..........................       $(303)                          $(267)
                                                     =====            ---            =====
Other comprehensive income (loss).............                         12                             (46)
                                                                      ---                            ----
COMPREHENSIVE INCOME (LOSS)...................                        $10                            $(41)
                                                                      ===                            ====

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------------------------------------
                                                             2001                            2000
                                                 -----------------------------   -----------------------------
                                                  ACCUMULATED                     ACCUMULATED
                                                     OTHER                           OTHER
                                                 COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                    INCOME          INCOME          INCOME          INCOME
                                                 -------------   -------------   -------------   -------------
                                                                          (MILLIONS)
NET INCOME (LOSS).............................                      $   (31)                         $ 21
                                                                    -------                          ----
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1...........................       $(237)                          $(176)
    Translation of foreign currency
       statements.............................         (46)             (46)           (88)           (88)
                                                     -----                           -----
  Balance September 30........................        (283)                           (264)
                                                     -----                           -----
FAIR VALUE OF INTEREST RATE SWAPS
  Balance January 1...........................       $  --                           $  --
    Translation of foreign currency
       statements.............................         (18)             (18)            --             --
                                                     -----                           -----
  Balance September 30........................         (18)                             --
                                                     -----                           -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance January 1 and September 30..........          (2)                             (3)
                                                     -----                           -----
Balance September 30..........................       $(303)                          $(267)
                                                     =====          -------          =====
Other comprehensive income (loss).............                          (64)                          (88)
                                                                    -------                          ----
COMPREHENSIVE INCOME (LOSS)...................                      $   (95)                         $(67)
                                                                    =======                          ====

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

     We have substantially completed the restructuring actions related to the 1999 plan. The 1999 plan involved closing a ride control manufacturing facility and an exhaust plant in Europe, closing or downsizing four European aftermarket distribution centers, closing a North American exhaust manufacturing facility plus employee reductions of approximately 780. Over 750 employees have been terminated under the 1999 plan with the remainder of the planned reductions achieved through normal activities. The timing of closing one European aftermarket distribution location has changed as a result of customer requirements. Actions necessary to complete closing this location are in process, and we expect to complete those actions and close the location in 2002.

     In the fourth quarter of 2000, our Board of Directors approved a restructuring plan to further reduce administrative and operational overhead costs. We recorded a pre-tax charge related to the plan of $46 million, $32 million after tax, or $.92 per diluted common share. Within the statement of income, $13 million of the pre-tax charge is reflected in cost of sales, while $33 million is included in selling, general, and administrative expenses. The charge is comprised of $24 million of severance and related costs for salaried employment reductions worldwide and $22 million for the reduction of manufacturing and distribution capacity in response to long-term market trends. The 2000 plan involved closing a North American aftermarket exhaust distribution facility and ride control manufacturing plant in our Asian market, as well as the consolidation of some exhaust manufacturing facilities in Europe. In addition, the plan involves the elimination of up to 700 positions, including temporary employees. We wrote down the assets at the locations to be closed to their fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that cash proceeds on the sale of these assets will be significant. As of September 30, 2001, approximately 550 employees have been terminated under the 2000 plan primarily in North America and Europe. Additionally, 57 temporary employees have been terminated. All restructuring actions are being completed in accordance with our established plan. We expect to complete all restructuring activities related to this plan by the end of the first quarter of 2002.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     In the first quarter of 2001, our Board of Directors approved a restructuring plan in response to increasingly difficult industry conditions. On January 31, 2001, we announced plans to eliminate up to 405 salaried positions worldwide. We recorded pre-tax charges related to the restructuring of $11 million, $8 million after tax, or $.21 per diluted common share. Within the statement of income, $2 million of the pre-tax charge is reflected in cost of sales, while $9 million is included in selling, general, and administrative expenses. These charges are comprised of $8 million for severance and related costs for salaried employment reductions worldwide and $3 million for costs related to closing a testing facility in North America. As of September 30, 2001, we have eliminated about 290 positions in connection with this plan. We also incurred $4 million for other restructuring related costs and expenses such as relocation and moving costs that could not be accrued as part of the restructuring reserve. We estimate that we will complete these restructuring activities no later than the first quarter 2002. All workforce reductions are being done in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

     In the second quarter of 2001, our Board of Directors approved a separate restructuring plan related to closing a North American ride control production line. We recorded pre-tax charges related to the plan of $8 million, $6 million after tax, or $.16 per diluted common share. Within the statement of income, the $8 million charge is included in cost of sales and relates primarily to impairing the assets related to the production line to their fair value, less costs to sell. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that cash proceeds on the sale of these assets will be significant. We expect to complete all restructuring activities related to this plan by the end of 2001.

     Amounts related to activities that are part of the restructuring plans are as follows:

                         DECEMBER 31, 2000        2001           2001      CHARGED TO    IMPACT OF    SEPTEMBER 30, 2001
                           RESTRUCTURING      RESTRUCTURING      CASH        ASSET       EXCHANGE       RESTRUCTURING
                              RESERVE            CHARGES       PAYMENTS     ACCOUNTS       RATES           RESERVE
                         -----------------    -------------    --------    ----------    ---------    ------------------
Severance............           $23                $ 8           $(18)        $ --          $ (1)            $12
Asset Impairment.....            --                  9             --           (9)           --              --
Facility exit
  costs..............             3                  2             (1)          --            (1)              3
                                ---                ---           ----         ----          ----             ---
                                $26                $19           $(19)        $ (9)         $ (2)            $15
                                ===                ===           ====         ====          ====             ===

     In addition to the actions taken through the end of the third quarter, we are evaluating additional opportunities to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution, and manufacturing footprint for the future. Any actions that we take will require the approval of our Board of Directors and any workforce reductions that result will be done in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives, and others. While the actions we expect to initiate in the fourth quarter of 2001 are still being developed, we expect to record a significant restructuring charge in the fourth quarter that could range up to $32 million. Also, we currently estimate that we will incur about $2 million of expense during the remainder of 2001 with respect to restructuring-related costs and expenses for actions that have already been announced that could not be accrued as part of the restructuring reserve.

     (3) We are party to various legal proceedings arising from our operations. We believe that the outcome of these proceedings, individually and in the aggregate, will have no material adverse effect on our financial position or results of operations.

     An OE customer has cancelled a platform for which we had a contract to supply a ride control system. We are currently working with the customer to recover our investment in development costs and related equipment for this platform, as well as other related claims. We are currently negotiating with our customer

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

for reimbursement of all our costs. Although no assurances can be given, we believe the resolution of this issue will not have a material adverse effect on our financial position or results of operations.

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

     As of September 30, 2001, we continue to be designated as a potentially responsible party in three Superfund sites. We have estimated our share of the remediation costs for these sites to be approximately $1 million in the aggregate. In addition to the Superfund sites, we may be obligated to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $24 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in our determination of our estimated liability.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

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

     In May 2000, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. Consequently, beginning January 1, 2001, we classified some incentives that were previously shown in selling, general, and administrative expense as a reduction in revenues. As a result of the change, revenue was $12 million lower for the first nine months of 2001, with an offsetting decline in selling, general, and administrative expenses. We have restated prior year results for comparability, resulting in a reduction in net sales of $15 million for the nine months ended September 30, 2000, with an offsetting reduction in selling, general, and administrative expense.

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, will cease upon adoption of SFAS No.
142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption of the SFAS No. 142 is not permitted nor is retroactive application to prior period (interim or annual) financial statements. At the end of the third quarter, the balance of unamortized goodwill was $439 million. Goodwill is being amortized at the rate of $4 million each quarter. We are currently evaluating the effect that this statement may have on our financial position and results of operations.

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

     (6) We entered into an agreement during the third quarter of 2000 to sell an interest in some of our trade accounts receivable to a third party. As of September 2001, we had sold accounts receivable of $144 million. In 2001, we recognized a loss of $4 million in the first nine months on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

discount rate varies based on funding cost incurred by the third party. The average rate for the nine months ended September 30, 2001, was 6 percent. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. We valued this retained interest based on the recoverable value of the receivable pool, which approximated book value.

     (7) Earnings (loss) per share of common stock outstanding were computed as follows:

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                              --------------------------    --------------------------
                                                 2001           2000           2001           2001
                                                 ----           ----           ----           ----
                                                   (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic Earnings Per Share--
  Net income (loss) from continuing
     operations...........................    $        (2)   $         6    $       (31)   $        22
                                              ===========    ===========    ===========    ===========
  Average shares of common stock
     outstanding..........................     38,065,590     35,054,961     37,343,303     34,392,126
                                              ===========    ===========    ===========    ===========
  Earnings from continuing operations per
     average share of common stock........    $      (.06)   $       .17    $      (.83)   $       .62
                                              ===========    ===========    ===========    ===========
Diluted Earnings Per Share--
  Net income (loss) from continuing
     operations...........................    $        (2)   $         6    $       (31)   $        22
                                              ===========    ===========    ===========    ===========
  Average shares of common stock
     outstanding..........................     38,065,590     35,054,961     37,343,303     34,392,126
  Effect of dilutive securities:
       Restricted stock...................             --          4,862             --         35,053
       Stock options......................         20,020            140            474            143
       Performance shares.................        161,592        158,032        159,982        157,194
                                              -----------    -----------    -----------    -----------
  Average shares of common stock
     outstanding including dilutive
     securities...........................     38,247,202     35,217,995     37,503,759     34,584,516
                                              ===========    ===========    ===========    ===========
  Earnings (loss) from continuing
     operations per average share of
     common stock.........................    $      (.06)   $       .16    $      (.83)   $       .61
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     The following table summarizes certain Tenneco segment information:

                                                                             SEGMENT
                                                     -------------------------------------------------------
                                                                                      RECLASS
                                                     NORTH AMERICA   EUROPE   OTHER   & ELIMS   CONSOLIDATED
                                                     -------------   ------   -----   -------   ------------
                                                                           (MILLIONS)
FOR THE THREE MONTHS THEN ENDED SEPTEMBER 30, 2001
Revenues from external customers...................     $  440        $302    $ 75     $ --        $  817
Intersegment revenues..............................          2           9       2      (13)           --
Income before interest, income taxes,
  and minority interest............................         23           9       5       --            37
FOR THE THREE MONTHS THEN ENDED SEPTEMBER 30, 2000
Revenues from external customers...................     $  464        $311    $ 90     $ --        $  865
Intersegment revenues..............................          3          14       4      (21)           --
Income before interest, income taxes,
  and minority interest............................         29          14       4       --            47
AT SEPTEMBER 30, 2001, AND FOR THE NINE MONTHS THEN
  ENDED
Revenues from external customers...................     $1,368        $998    $240     $ --        $2,606
Intersegment revenues..............................          7          32       6      (45)           --
Income before interest, income taxes,
  and minority interest............................         40          39      11       --            90
       Total Assets................................      1,108         951     684       56         2,799
AT SEPTEMBER 30, 2000, AND FOR THE NINE MONTHS THEN
  ENDED
Revenues from external customers...................     $1,507        $927    $251     $ --        $2,685
Intersegment revenues..............................          8          33      10      (51)           --
Income before interest, income taxes,
  and minority interest............................        103          48      11       --           162
       Total Assets................................      1,449         922     561      (20)        2,912

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                        ---------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE, INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT         RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES        COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ----------------    -------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External.......................        $359            $458              $ --           $ --          $817
     Affiliated companies...........          11              16                --            (27)           --
                                            ----            ----              ----           ----          ----
                                             370             474                --            (27)          817
                                            ----            ----              ----           ----          ----
COSTS AND EXPENSES--
  Cost of sales (exclusive of
     depreciation shown below)......         277             388                --            (27)          638
  Engineering, research, and
     development....................           4               7                --             --            11
  Selling, general, and
     administrative.................          50              41                --             --            91
  Depreciation and amortization.....          21              18                --             --            39
                                            ----            ----              ----           ----          ----
                                             352             454                --            (27)          779
                                            ----            ----              ----           ----          ----
OTHER INCOME (EXPENSE)..............           5              (6)               --             --            (1)
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  OF AFFILIATED COMPANIES...........          23              14                --             --            37
  Interest expense--
     External (net of interest
       capitalized).................           1               2                39             --            42
     Affiliated companies (net of
       interest income).............          25              (1)              (24)            --            --
  Income tax expense (benefit)......          (2)              4               (12)             7            (3)
  Minority interest.................          --              --                --             --            --
                                            ----            ----              ----           ----          ----
                                              (1)              9                (3)            (7)           (2)
  Equity in net income (loss) of
     affiliated companies...........           4              --                 1             (5)           --
                                            ----            ----              ----           ----          ----
INCOME (LOSS) FROM CONTINUING
  OPERATIONS........................           3               9                (2)           (12)           (2)
Extraordinary loss, net of income
  tax...............................          --              --                --             --            --
                                            ----            ----              ----           ----          ----
NET INCOME (LOSS)...................        $  3            $  9              $ (2)          $(12)         $ (2)
                                            ====            ====              ====           ====          ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                        ---------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE, INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT         RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES        COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ----------------    -------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External.......................        $378            $487              $ --           $ --          $865
     Affiliated companies...........          19              18                --            (37)           --
                                            ----            ----              ----           ----          ----
                                             397             505                --            (37)          865
                                            ----            ----              ----           ----          ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......         314             401                --            (37)          678
  Engineering, research, and
     development....................           7               7                --             --            14
  Selling, general, and
     administrative.................          44              40                --             --            84
  Depreciation and amortization.....          22              18                --             --            40
                                            ----            ----              ----           ----          ----
                                             387             466                --            (37)          816
                                            ----            ----              ----           ----          ----
OTHER INCOME (EXPENSE)..............           3              (5)               --             --            (2)
                                            ----            ----              ----           ----          ----
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  OF AFFILIATED COMPANIES...........          13              34                --             --            47
  Interest expense--
     External (net of interest
       capitalized).................          --               2                44             --            46
     Affiliated companies (net of
       interest income).............          28               2               (30)            --            --
  Income tax expense (benefit)......         (14)              5                 1              3            (5)
  Minority interest.................          --              --                --             --            --
                                            ----            ----              ----           ----          ----
                                              (1)             25               (15)            (3)            6
  Equity in net income (loss) of
     affiliated companies...........          26              --                21            (47)           --
                                            ----            ----              ----           ----          ----
INCOME (LOSS) FROM CONTINUING
  OPERATIONS........................          25              25                 6            (50)            6
Extraordinary loss, net of income
  tax...............................          --              --                (1)            --            (1)
                                            ----            ----              ----           ----          ----
NET INCOME (LOSS)...................        $ 25            $ 25              $  5           $(50)         $  5
                                            ====            ====              ====           ====          ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                          ----------------------------------------------------------------------
                                                                            TENNECO
                                                                          AUTOMOTIVE,
                                                                             INC.
                                           GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                          SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                          ------------   ------------     -----------     -------   ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External..........................      $1,073         $1,533           $ --          $ --        $2,606
     Affiliated companies..............          44             44             --           (88)           --
                                             ------         ------           ----          ----        ------
                                              1,117          1,577             --           (88)        2,606
                                             ------         ------           ----          ----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).........         886          1,278             --           (88)        2,076
  Engineering, research, and
     development.......................          16             20             --            --            36
  Selling, general, and
     administrative....................         159            128             --            --           287
  Depreciation and amortization........          62             53             --            --           115
                                             ------         ------           ----          ----        ------
                                              1,123          1,479             --           (88)        2,514
                                             ------         ------           ----          ----        ------
OTHER INCOME (EXPENSE).................          25            (27)            --            --            (2)
                                             ------         ------           ----          ----        ------
INCOME (LOSS) BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST, AND
  EQUITY IN NET INCOME OF AFFILIATED
  COMPANIES............................          19             71             --            --            90
  Interest expense--
     External (net of interest
       capitalized)....................          --              7            125            --           132
     Affiliated companies (net of
       interest income)................          84              1            (85)           --            --
  Income tax expense (benefit).........         (23)            25            (14)           --           (12)
  Minority interest....................          --              1             --            --             1
                                             ------         ------           ----          ----        ------
                                                (42)            37            (26)           --           (31)
  Equity in net income (loss) of
     affiliated companies..............          27             --             (5)          (22)           --
                                             ------         ------           ----          ----        ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS...........................         (15)            37            (31)          (22)          (31)
Extraordinary loss, net of income
  tax..................................          --             --             --            --            --
                                             ------         ------           ----          ----        ------
NET INCOME (LOSS)......................      $  (15)        $   37           $(31)         $(22)       $  (31)
                                             ======         ======           ====          ====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                        ---------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE, INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT         RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES        COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ----------------    -------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External.......................       $1,230          $1,455             $ --           $  --        $2,685
     Affiliated companies...........           57              55               --            (112)           --
                                           ------          ------             ----           -----        ------
                                            1,287           1,510               --            (112)        2,685
                                           ------          ------             ----           -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......          996           1,178               --            (112)        2,062
  Engineering, research, and
     development....................           21              23               --              --            44
  Selling, general, and
     administrative.................          164             137               --              --           301
  Depreciation and amortization.....           61              55               --              --           116
                                           ------          ------             ----           -----        ------
                                            1,242           1,393               --            (112)        2,523
                                           ------          ------             ----           -----        ------
OTHER INCOME (EXPENSE)..............            3              (3)              --              --            --
                                           ------          ------             ----           -----        ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOMETAXES, MINORITY
  INTEREST, AND EQUITY IN NETINCOME
  OF AFFILIATED COMPANIES...........           48             114               --              --           162
  Interest expense--
     External (net of interest
       capitalized).................           --               8              131              --           139
     Affiliated companies (net of
       interest income).............           78               8              (86)             --            --
  Income tax expense (benefit)......          (13)             26              (12)             (2)           (1)
  Minority interest.................           --               2               --              --             2
                                           ------          ------             ----           -----        ------
                                              (17)             70              (33)              2            22
  Equity in net income (loss) of
     affiliated companies...........           54              --               55            (109)           --
                                           ------          ------             ----           -----        ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS........................           37              70               22            (107)           22
Extraordinary loss, net of income
  tax...............................           --              --               (1)             --            (1)
                                           ------          ------             ----           -----        ------
NET INCOME (LOSS)...................       $   37          $   70             $ 21           $(107)       $   21
                                           ======          ======             ====           =====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                 SEPTEMBER 30, 2001
                                       -----------------------------------------------------------------------
                                                                         TENNECO
                                                                     AUTOMOTIVE, INC.
                                        GUARANTOR     NONGUARANTOR       (PARENT        RECLASS
                                       SUBSIDIARIES   SUBSIDIARIES       COMPANY)       & ELIMS   CONSOLIDATED
                                       ------------   ------------   ----------------   -------   ------------
                                                                     (MILLIONS)
               ASSETS

Current assets:
  Cash and temporary cash
     investments.....................     $   27         $   65           $    0        $    --      $   92
  Receivables........................        194            414               19           (166)        461
  Inventories........................        125            229               --             --         354
  Deferred income taxes..............         73              2              106           (105)         76
  Prepayments and other..............         40             52               --             --          92
                                          ------         ------           ------        -------      ------
                                             459            762              125           (271)      1,075
                                          ------         ------           ------        -------      ------
Other assets:
  Investment in affiliated
     companies.......................        329              0            2,222         (2,551)         --
  Notes and advances receivable from
     affiliates......................      2,469             41            3,299         (5,809)         --
  Long-term notes receivable, net....         15             12               --             --          27
  Goodwill and intangibles, net......        313            130               --             --         443
  Deferred income taxes..............        106              8               --             --         114
  Pension assets.....................         30             20               --             --          50
  Other..............................         57             57               27             --         141
                                          ------         ------           ------        -------      ------
                                           3,319            268            5,548         (8,360)        775
                                          ------         ------           ------        -------      ------
Plant, property, and equipment, at
  cost...............................        838            980               --             --       1,818
  Less--Reserves for depreciation and
     amortization....................        439            430               --             --         869
                                          ------         ------           ------        -------      ------
                                             399            550               --             --         949
                                          ------         ------           ------        -------      ------
                                          $4,177         $1,580           $5,673        $(8,631)     $2,799
                                          ======         ======           ======        =======      ======

           LIABILITIES AND
        SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt):
       Short-term
          debt--non-affiliated.......     $   --         $   23           $  119        $    --      $  142
       Short-term debt--affiliated...         80              1               10            (91)         --
  Trade payables.....................        146            374               --            (56)        464
  Accrued taxes......................         52             22               --            (58)         16
  Other..............................        120             95               61            (12)        264
                                          ------         ------           ------        -------      ------
                                             398            515              190           (217)        886
Long-term debt--non-affiliated.......         --             16            1,343             --       1,359
Long-term debt--affiliated...........      1,865              7            3,937         (5,809)         --
Deferred income taxes................        164             58              (39)           (47)        136
Postretirement benefits and other
  liabilities........................        131             31               --             (1)        161
Commitments and contingencies........         --             --               --             --          --
Minority interest....................         --             15               --             --          15
Shareholders' equity.................      1,619            938              242         (2,557)        242
                                          ------         ------           ------        -------      ------
                                          $4,177         $1,580           $5,673        $(8,631)     $2,799
                                          ======         ======           ======        =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                    DECEMBER 31, 2000
                                          ----------------------------------------------------------------------
                                                                            TENNECO
                                                                          AUTOMOTIVE,
                                                                             INC.
                                           GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                          SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                          ------------   ------------     -----------     -------   ------------
                ASSETS

Current assets:
  Cash and temporary cash
     investments.......................      $    8         $   27          $   --        $    --      $   35
  Receivables..........................         199            379              21           (112)        487
  Inventories..........................         158            264              --             --         422
  Deferred income taxes................          73              3              --             --          76
  Prepayments and other................          36             53              --             --          89
                                             ------         ------          ------        -------      ------
                                                474            726              21           (112)      1,109
                                             ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated companies...         324             --           2,306         (2,630)         --
  Notes and advances receivable from
     affiliates........................       2,343             14           3,469         (5,826)         --
  Long-term notes receivable, net......          11             13              --             --          24
  Goodwill and intangibles, net........         321            142              --             --         463
  Deferred income taxes................          75             18              22            (21)         94
  Pension assets.......................          22             19              --             --          41
  Other................................          65             60              25             --         150
                                             ------         ------          ------        -------      ------
                                              3,161            266           5,822         (8,477)        772
                                             ------         ------          ------        -------      ------
Plant, property, and equipment, at
  cost.................................         854            998              --             --       1,852
  Less--Reserves for depreciation and
     amortization......................         423            424              --             --         847
                                             ------         ------          ------        -------      ------
                                                431            574              --             --       1,005
                                             ------         ------          ------        -------      ------
                                             $4,066         $1,566          $5,843        $(8,589)     $2,886
                                             ======         ======          ======        =======      ======
            LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt):
       Short-term
          debt--non-affiliated.........      $   --         $   28          $   64        $    --          92
       Short-term debt--affiliated.....          --              1              10            (11)         --
  Trade payables.......................         179            369               1            (85)        464
  Accrued taxes........................          26             12              --            (22)         16
  Other................................         109            104              33             (9)        237
                                             ------         ------          ------        -------      ------
                                                314            514             108           (127)        809
Long-term debt--non-affiliated.........          --             20           1,415             --       1,435
Long-term debt--affiliated.............       1,753              4           4,069         (5,826)         --
Deferred income taxes..................         159             63             (78)            --         144
Postretirement benefits and other
  liabilities..........................         126             30              (1)            (1)        154
Commitments and contingencies Minority
  interest.............................          --             14              --             --          14
Shareholders' equity...................       1,714            921             330         (2,635)        330
                                             ------         ------          ------        -------      ------
                                             $4,066         $1,566          $5,843        $(8,589)     $2,886
                                             ======         ======          ======        =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                           NINE MONTHS ENDED SEPTEMBER 30, 2001
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                          AUTOMOTIVE,
                                                                             INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............        $ (2)           $143             $  8            $--          $149
                                            ----            ----             ----            --           ----
INVESTING ACTIVITIES
Net proceeds from sale of assets....           2               1               --            --              3
Expenditures for plant, property,
  and equipment.....................         (21)            (53)              --            --            (74)
Investments and other...............          (6)             (4)              --            --            (10)
                                            ----            ----             ----            --           ----
Net cash provided (used) by
  investing activities..............         (25)            (56)              --            --            (81)
                                            ----            ----             ----            --           ----
FINANCING ACTIVITIES
Issuance of common and treasury
  stock.............................          --              --                8            --              8
Retirement of long-term debt........          --              (3)              (5)           --             (8)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt......          --              --              (13)           --            (13)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........          46             (48)               2            --             --
Dividends (common)..................          --              --               --            --             --
                                            ----            ----             ----            --           ----
Net cash provided (used) by
  financing activities..............          46             (51)              (8)           --            (13)
                                            ----            ----             ----            --           ----
Effect of foreign exchange rate
  changes on cash and temporary cash
  investments.......................          --               2               --            --              2
                                            ----            ----             ----            --           ----
Increase (decrease) in cash and
  temporary cash investments........          19              38               --            --             57
Cash and temporary cash investments,
  January 1.........................           8              27               --            --             35
                                            ----            ----             ----            --           ----
Cash and temporary cash investments,
  September 30 (Note)...............        $ 27            $ 65             $ --            $--          $ 92
                                            ====            ====             ====            ==           ====

NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                           NINE MONTHS ENDED SEPTEMBER 30, 2000
                                        ---------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE, INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT         RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES        COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ----------------    -------    ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities..........................     $ 380            $ 62             $(239)           $--         $ 203
                                           -----            ----             -----            ---         -----
INVESTING ACTIVITIES
Net proceeds from sale of assets......         4               3                --             --             7
Expenditures for plant, property, and
  equipment...........................       (37)            (71)               --             --          (108)
Acquisitions of Businesses............        (1)             (4)               --             --            (5)
Investments and other.................       (13)             (2)               --             --           (15)
                                           -----            ----             -----            ---         -----
Net cash provided (used) by investing
  activities..........................       (47)            (74)               --             --          (121)
                                           -----            ----             -----            ---         -----
FINANCING ACTIVITIES
Issuance of common and treasury
  stock...............................        --              --                13             --            13
Proceeds from subsidiary equity
  issue...............................        --               1                --             --             1
Issuance of long-term debt............        --               1                --             --             1
Retirement of long-term debt..........        --              (2)              (65)            --           (67)
Net increase (decrease) in short-term
  debt excluding current maturities of
  long-term debt......................        --             (25)               --             --           (25)
Intercompany dividends and net
  increase (decrease) in intercompany
  obligations.........................      (316)             19               297             --            --
Dividends (common)....................        --              --                (5)            --            (5)
Other.................................       (10)             --                (1)            --           (11)
                                           -----            ----             -----            ---         -----
Net cash provided (used) by financing
  activities..........................      (326)             (6)              239             --           (93)
                                           -----            ----             -----            ---         -----
Effect of foreign exchange rate
  changes on cash and temporary cash
  investments.........................        --              (5)               --             --            (5)
                                           -----            ----             -----            ---         -----
Increase (decrease) in cash and
  temporary cash investments..........         7             (23)               --             --           (16)
Cash and temporary cash investments,
  January 1...........................        28              56                --             --            84
                                           -----            ----             -----            ---         -----
Cash and temporary cash investments,
  September 30 (Note).................     $  35            $ 33             $  --            $--         $  68
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NET SALES AND OPERATING REVENUES

                                                                 THREE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                                --------------
                                                                2001     2000     CHANGE
                                                                ----     ----     ------
                                                                  (MILLIONS)
North America...............................................    $440     $464       (5)%
Europe......................................................     302      311       (3)%
Rest of World...............................................      75       90      (17)%
                                                                ----     ----
                                                                $817     $865       (6)%
                                                                ====     ====

     Results for 2000 have been reclassified for comparability to reflect the reclassification of certain sales incentives. This reclassification is made in accordance with the provisions of the FASB's Emerging Issues Task Force May 2000 consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. Effective January 1, 2001, we changed the way we classify some sales incentives in accordance with the consensus reached by the EITF. The impact of this reclassification on third quarter 2000 results was a reduction in net sales of $5 million with an offsetting reduction in selling, general, and administrative expense.

     Our North American revenues decreased $24 million in the third quarter of 2001 compared to last year's third quarter reflecting lower sales generated from both the original equipment and aftermarket businesses. OE revenues declined 6 percent to $295 million in the third quarter of this year due to significant OE production cut backs in both the light and heavy-duty vehicle segments as vehicle manufacturers adjusted production levels in the face of a slowing economy. OE ride control revenues were down 14 percent for the quarter. OE emissions control revenues declined 3 percent which is attributable to a $27 million decline in volume partially offset by a $19 million increase in catalytic converter revenues due to increased cost of precious metals that are passed through to our customers. Lower ride control volumes, especially in our heavy-duty elastomer business, resulted in the decline in OE ride control revenues. Aftermarket revenues for North America were $145 million in the third quarter of 2001, representing a decline of 3 percent compared to the same period in the prior year. Excluding this increase in pass through catalytic converter revenues, OE emissions control revenues declined 15 percent. Lower industry volumes continue to impact our North American aftermarket business. Aftermarket emissions control revenues declined 15 percent in the quarter primarily due to lower volumes. Ride control revenues increased 8 percent compared to a year ago due to price increases implemented in the first quarter and early second quarter as well as increased volumes due to the initial order with a new ride control customer.

     Our European segment's revenues declined $9 million in the third quarter of 2001 compared to last year due primarily to a 15 percent decline in aftermarket revenues, which were $81 million for the quarter compared to $95 million in the same period a year ago. The decline resulted from the continued softness of the aftermarket industry combined with declining exhaust replacement rates due primarily to the increasing use of longer lasting stainless steel on OE vehicles. Price increases that relate to our global aftermarket pricing strategy continued to show favorable results in the third quarter of 2001 contributing some positive revenue growth and helping to partially offset the impact from lower volumes. OE revenues increased 2 percent to $221 million in the third quarter. The increase was driven by $17 million of pass through converter sales which came as a result of rising precious metal prices that we have passed through to our OE customers. Excluding the increase in pass through converter sales, revenues decreased 7 percent largely due to lower volumes and the retirement of a platform. The devaluation of European currencies compared to the U.S. dollar resulted in a reduction in OE revenues of $1 million in the third quarter of this year.

     Revenues from our operations in the rest of the world, specifically South America, Australia and Asia, decreased $15 million in the quarter primarily due to $12 million of negative foreign currency adjustments impacting the quarter's results. Excluding these currency impacts, total revenues for the rest of the world would have decreased 3 percent compared to the same quarter last year. The impact of foreign currency was $8 million in South America and $4 million in Australia. South America results were also impacted by economic softness in the region, while Australia volumes were down due to a labor strike at another auto component supplier which shut down OE production for one week. In Asia, OE volumes increased for the quarter due to new platforms in production at our exhaust manufacturing facility in Shanghai.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

                                                                 THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                --------------------
                                                                  2001        2000
                                                                REPORTED    REPORTED
                                                                RESULTS     RESULTS     CHANGE
                                                                --------    --------    ------
                                                                     (MILLIONS)
North America...............................................      $23         $29        (21)%
Europe......................................................        9          14        (36)%
Rest of World...............................................        5           8        (38)%
Other expenses..............................................       --          (4)        NA
                                                                  ---         ---
                                                                  $37         $47        (21)%
                                                                  ===         ===

     We reported EBIT of $37 million for the third quarter of 2001, compared to $47 million for the same quarter last year. In the preceding table other expenses in the third quarter of 2000 include a $13 million pre-tax charge for a stock option buy-back program and a $9 million reversal of a reserve for transaction costs related to the November 1999 spin-off of Pactiv Corporation. The combination of these two one-time, non-operational items reduced our EBIT by $4 million for the third quarter 2000.

     EBIT for North American operations declined to $23 million in the third quarter 2001 from $29 million one year ago as weaker sales volumes in our OE segment impacted earnings in the third quarter. A drop in both the light and heavy-duty vehicle production volumes and a decline in the higher margin elastomer business combined to reduce EBIT for the North American OE business by $3 million. Further contributing to the decline in EBIT in North American OE operations were unfavorable pricing impacts and foreign currency impacts. North American aftermarket EBIT increased $7 million year over year. Lower selling, general, and administrative expenses; cost savings generated from our restructuring efforts; and price increases more than offset foreign currency impacts and aftermarket industry weakness which resulted in lower volumes and reduced EBIT by $9 million. We also incurred increased customer changeover costs this quarter of $7 million compared to last year, primarily associated with a new ride control customer.

     Our European segment's EBIT declined by $5 million to $9 million in the third quarter of 2001. Our OE business was negatively impacted by higher engineering expenses related to new platforms as well as inventory shrinkage at one location. Our European aftermarket operations had improved results despite continued weaknesses in the overall industry. Lower selling, general and administrative expenses, cost savings generated from our restructuring efforts and price increases helped offset the industry weakness. Foreign currency movements in Europe impacted EBIT by $1 million in the quarter.

     EBIT for the company's operations in the rest of the world declined in the third quarter of 2001 compared to the same quarter one year ago. The impact of foreign currency was $1 million, primarily in our Australian operations. Further impacting EBIT was lower volume in South America and Australia. South America volumes have declined due to economic softness primarily in Argentina and Brazil. Australian volumes were down due to a labor strike at another auto component supplier which shut down OE production for one week.

EBIT AS A PERCENTAGE OF REVENUE

                                                                 THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                --------------------
                                                                2001            2000
                                                                ----            ----
North America...............................................     5%              6%
Europe......................................................     3%              5%
Rest of World...............................................     7%              9%
       Total Tenneco Automotive.............................     5%              5%

     In North America, EBIT as a percentage of revenue decreased by 1 percent. Production cuts by vehicle manufacturers, declines in higher margin elastomer sales and pricing pressure from vehicle manufacturers contributed to the lower margins. In the North America aftermarket EBIT as a percentage of revenue improved due to lower SG&A expenses and increased prices. In Europe, EBIT margins declined in the third quarter primarily due to lower margins in our OE operations. OE exhaust margins are being impacted by increased precious metals prices that are passed through to our customers. The impact of precious metals on sales for the quarter was $17 million. Our European aftermarket operations had improved margins due to price increases, lower selling, general and administrative expenses, and cost savings generated from our restructuring efforts. EBIT as a percentage of revenue for the rest of the world decreased over the prior year. The decrease in volumes has resulted in a poorer mix in the rest of the world.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $42 million for the quarter ended September 30, 2001, compared to $46 million during the same period in 2000. The decrease in total interest expense is primarily due to lower interest rates on our variable rate debt. See more detailed explanations on our debt structure in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

INCOME TAXES

     Income taxes were a $3 million benefit for the quarter ended September 30, 2001, compared to $5 million benefit for the quarter ended September 30, 2000. The effective tax rate was 29 percent for the third quarter of 2001 and 31 percent for 2000. Third quarter 2001 tax benefit includes a $1 million benefit for the cumulative catch up of the effective rate for the first 6 months of 2001 where the effective rate was 25 percent.

EARNINGS PER SHARE

     We reported a loss in earnings per diluted common share of $.06 for the quarter ended September 30, 2001, compared to earnings of $.16 per diluted common share for the same period in the prior year. You should also read Note 7 in the "Notes to Financial Statements" for more detailed information on earnings per share.

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

     We have substantially completed the restructuring actions related to the 1999 plan. The 1999 plan involved closing a ride control manufacturing facility and an exhaust plant in Europe, closing or downsizing four European aftermarket distribution centers, closing a North American exhaust manufacturing facility plus employee reductions of approximately 780. Over 750 employees have been terminated under the 1999 plan with the remainder of the planned reductions achieved through normal activities. The timing of the closing one European aftermarket distribution location has changed as a result of customer requirements. Actions necessary to complete closing this location are in process, and we expect to complete those actions and close the location in 2002.

     In the fourth quarter of 2000, our Board of Directors approved a restructuring plan to further reduce administrative and operational overhead costs. We recorded a pre-tax charge related to the plan of $46 million, $32 million after tax, or $.92 per diluted common share. Within the statement of income, $13 million of the pre-tax charge is reflected in cost of sales, while $33 million is included in selling, general, and administrative expenses. The charge is comprised of $24 million of severance and related costs for salaried employment reductions worldwide and $22 million for the reduction of manufacturing and distribution capacity in response to long-term market trends. The 2000 plan involved closing a North American aftermarket exhaust distribution facility and ride control manufacturing plant in our Asian market, as well as the consolidation of some exhaust manufacturing facilities in Europe. In addition, the plan involves the elimination of up to 700 positions, including temporary employees. We wrote down the assets at the locations to be closed to their fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that cash proceeds on the sale of these assets will be significant. As of September 30, 2001, approximately 550 employees have been terminated under the 2000 plan primarily in North America and Europe. Additionally, 57 temporary employees have been terminated. All restructuring actions are being completed in accordance with our established plan. We expect to complete all restructuring activities related to this plan by the end of the first quarter of 2002.

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

     In the first quarter of 2001, our Board of Directors approved a restructuring plan in response to increasingly difficult industry conditions. On January 31, 2001, we announced plans to eliminate up to 405 salaried positions worldwide. We recorded pre-tax charges related to the restructuring of $11 million, $8 million after tax, or $.21 per diluted common share. Within the statement of income, $2 million of the pre-tax charge is reflected in cost of sales, while $9 million is included in selling, general, and administrative expenses. These charges are comprised of $8 million for severance and related costs for salaried employment reductions worldwide and $3 million for costs related to closing a testing facility in North America. As of September 30, 2001, we have eliminated about 290 positions in connection with this plan. We also incurred $4 million for other restructuring related costs and expenses such as relocation and moving costs that could not be accrued as part of the restructuring reserve. We estimate that we will complete these restructuring activities no later than the first quarter 2002. All workforce reductions are being done in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

     In the second quarter of 2001, our Board of Directors approved a separate restructuring plan related to closing a North American ride control production line. We recorded pre-tax charges related to the plan of $8 million, $6 million after tax, or $.16 per diluted common share. Within the statement of income, the $8 million charge is included in cost of sales and relates primarily to impairing the assets related to the production line to their fair value, less costs to sell. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that cash proceeds on the sale of these assets will be significant. We expect to complete all restructuring activities related to this plan by the end of 2001.

     Amounts related to activities that are part of the restructuring plans are as follows:

                         DECEMBER 31, 2000        2001           2001      CHARGED TO    IMPACT OF    SEPTEMBER 30, 2001
                           RESTRUCTURING      RESTRUCTURING      CASH        ASSET       EXCHANGE       RESTRUCTURING
                              RESERVE            CHARGES       PAYMENTS     ACCOUNTS       RATES           RESERVE
                         -----------------    -------------    --------    ----------    ---------    ------------------
Severance............           $23                $ 8           $(18)        $--           $(1)             $12
Asset Impairment.....            --                  9             --          (9)           --               --
Facility exit
  costs..............             3                  2             (1)         --            (1)               3
                                ---                ---           ----         ---           ---              ---
                                $26                $19           $(19)        $(9)          $(2)             $15
                                ===                ===           ====         ===           ===              ===

     In addition to the actions taken through the end of the third quarter, we are evaluating additional opportunities to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution, and manufacturing footprint for the future. Any actions that we take will require the approval of our Board of Directors and any workforce reductions that result will be done in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives, and others. While the actions we expect to initiate the fourth quarter of 2001 are still being developed, we expect to record a significant restructuring charge in the fourth quarter that could range up to $32 million. Also, we currently estimate that we will incur about $2 million of expense during the remainder of 2001 with respect to restructuring-related costs and expenses for actions that have already been announced that could not be accrued as part of the restructuring reserve.

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

     In May 2000, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. Consequently, beginning January 1, 2001, we classified some incentives that were previously shown in selling, general, and administrative expense as a reduction in revenues. As a result of the change, revenue was $12 million lower for the first nine months of 2001, with an offsetting decline in selling, general, and administrative expenses. We have restated prior year results for comparability, resulting in a reduction in net sales of $15 million for the nine months ended September 30, 2000, with an offsetting reduction in selling, general, and administrative expense.

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, will cease upon adoption of SFAS No.
142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption of the SFAS No. 142 is not permitted nor is retroactive application to prior period (interim or annual) financial statements. At the end of the third quarter, the balance of unamortized goodwill was $439 million. Goodwill is being amortized at the rate of $4 million each quarter. We are currently evaluating the effect that this statement may have on our financial position and results of operations.

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

RESULTS FROM OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

  NET SALES AND OPERATING REVENUES

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                ----------------
                                                                 2001      2000     CHANGE
                                                                 ----      ----     ------
                                                                   (MILLIONS)
North America...............................................    $1,368    $1,507      (9)%
Europe......................................................       998       927       8%
Rest of World...............................................       240       251      (4)%
                                                                ------    ------
                                                                $2,606    $2,685      (3)%
                                                                ======    ======

Results for 2000 have been reclassified for comparability to reflect the reclassification of certain sales incentives. This reclassification is made in accordance with the provisions of the FASB's Emerging Issues Task Force May 2000 consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. Effective January 1, 2001, we changed the way we classify some sales incentives in accordance with the consensus reached by the EITF. The impact of this reclassification on third quarter 2000 results was a reduction in net sales of $15 million with an offsetting reduction in selling, general, and administrative expense.

     Our North American revenues decreased $139 million in the first nine months of 2001 compared to the same period in the prior year reflecting lower sales generated from both our original equipment and aftermarket businesses. OE revenues declined 10 percent to $969 million in the current year due to significant OE production cut backs in both the light and heavy-duty vehicle segments as vehicle manufacturers adjusted production levels in the face of a slowing economy. OE ride control revenues were down 19 percent for the nine months ended September 30, 2001. OE emissions control revenues declined 6 percent which is attributable to the $91 million decline in volume partially offset by the $54 million increase in catalytic converter revenues due to increased cost of precious metals that are passed through to our customers. Lower ride control volumes, especially in our heavy-duty elastomer business, resulted in the decline in OE ride control revenues. Aftermarket revenues for North America were $399 million in the first nine months of 2001, representing a decline of 8 percent compared to the same period in the prior year. Excluding this increase in pass through customer revenues, OE emissions control revenues declined 16 percent. Lower industry volumes continue to impact our North American aftermarket business. Aftermarket emissions control revenues declined 14 percent in the first nine months, while our aftermarket ride control revenues dropped 5 percent compared to a year ago. Lower volumes accounted for $46 million of the reduction in aftermarket revenues. This was partially offset by the initial order with a new ride control customer in the third quarter of 2001. Price increases implemented on some products in North America in the first and second quarters of 2001 have taken hold and have more than offset negative price adjustments that were initiated during 2000.

     Our European segment's revenues increased $71 million in the first nine months of 2001 compared to last year due primarily to a 20 percent increase in OE revenues, which were $755 million for the nine months. Contributing to the OE revenue increase were stronger exhaust volumes in both our new and existing programs, which added $166 million of additional revenue in the half. Of that increase, $88 million came as a result of rising precious metal prices that we have passed through to our OE exhaust customers. The devaluation of European currencies compared to the U.S. dollar resulted in a reduction in OE revenues of $39 million in the nine months ended September 30, 2001. Excluding these currency impacts, European OE revenues would have increased 26 percent in the first nine months of 2001 compared to the first nine months of 2000. European aftermarket sales were $243 million in the first nine months of this year compared to $296 million in the prior year. This 18 percent decline resulted from the continued softness of the aftermarket industry combined with declining exhaust replacement rates due primarily to the increasing use of longer lasting stainless steel. Price increases that relate to our global aftermarket pricing strategy provided favorable results in the first nine months of 2001 contributing some positive revenue growth and helping to partially offset the impact from lower volumes. Negatively impacting European aftermarket revenue growth was the depreciation of European currencies, which reduced revenues by $10 million.

     Revenues from our operations in the rest of the world, specifically South America, Australia and Asia, decreased $11 million in the nine months ended September 30, 2001 primarily due to $31 million of negative foreign currency adjustments impacting the results for the first nine months. Excluding these currency impacts, total revenues for the rest of the world would have increased 3 percent compared to the same period last year. The impact of foreign currency was $18 million in South America and $13 million in Australia. This was offset by strong volume growth in South America and Asia. The South America volume growth is attributable to several new OE programs. In Asia, OE volumes increased for the first nine months due to the new platforms in production at our exhaust manufacturing facility in Shanghai.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

     We reported EBIT of $90 million for the first nine months of 2001, compared to $162 million for the same period last year. Reported results for 2001 include restructuring and other charges that have an effect on comparability of EBIT results between the years. To provide enhanced comparability, we have separately identified these costs and charges by segment in the following table, and will discuss our results in the following section using a comparison of "2001 Operating Units Results" to the "2000 Reported Results" for each segment.

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------------------------
                                                                   2001                       2000
                                                  --------------------------------------    --------
                                                              RESTRUCTURING    OPERATING
                                                  REPORTED      AND OTHER        UNITS      REPORTED
                                                  RESULTS        CHARGES        RESULTS     RESULTS     CHANGE
                                                  --------    -------------    ---------    --------    ------
                                                                      (MILLIONS)
North America.................................      $40            $19           $ 59         $103       (43)%
Europe........................................       39              8             47           48        (2)%
Rest of World.................................       11              3             14           15        (7)%
Other.........................................       --             --             --           (4)       NA
                                                    ---            ---           ----         ----
                                                    $90            $30           $120         $162       (26)%
                                                    ===            ===           ====         ====

In the preceding table, amounts reported as restructuring and other charges for 2001 include: $19 million related to the 2001 restructuring plans; $3 million for other restructuring related costs and expenses such as relocation and moving costs that could not be accrued as part of the restructuring reserve; $6 million for environmental remediation activity, principally in Europe; and $2 million related to costs associated with the amendment of certain terms of our senior credit facility. For further details of these costs see the sections entitled "Restructuring Charges," and "Liquidity and Capital
Resources -- Capitalization" elsewhere in this Management's Discussion and Analysis.

     EBIT for North American operations declined to $59 million in the first nine months of 2001 from $103 million one year ago as weaker sales volumes in both our OE and aftermarket segments impacted our earnings in the first nine months of 2001. A drop in both the light and heavy-duty vehicle production volumes and a decline in the higher margin elastomer business combined to reduce EBIT for the North American OE business by over $19 million. Further contributing to the decline in EBIT in North American OE operations were unfavorable pricing impacts, volume related operating inefficiencies, inventory shrinkage, and foreign currency impacts. North American aftermarket EBIT increased over the prior year. Lower selling, general and administrative expenses and cost savings generated from our restructuring efforts of $23 million were partially offset by aftermarket industry weaknesses, which affected volumes and bad debt. Also contributing to the aftermarket EBIT increase were price increases implemented in the first and second quarters of 2001 which have more than offset negative price adjustments implemented during 2000. Lower volumes resulted in reduced EBIT of $21 million. We also incurred increased customer changeover costs of $6 million compared to last year, primarily associated with a new ride control customer.

     Our European segment's EBIT declined $1 million to $47 million during the first nine months of 2001 versus the prior year. Foreign currency movements in Europe impacted EBIT by $4 million in the period. Our European OE business posted improved results. The OE exhaust business benefited from higher volumes and savings from restructuring initiatives. Our European aftermarket operations had mixed results despite continued weaknesses in the overall industry, as the aftermarket exhaust business had improved EBIT while ride control EBIT declined consistent with the trends in the industry. Lower selling, general and administrative expenses, cost savings generated from our restructuring efforts and price increases helped offset the industry weakness.

     EBIT for the company's operations in the rest of the world declined by $1 million in the nine months ended September 30, 2001 compared to the same period one year ago. Included in the rest of world results were the impact of foreign currency devaluation of $2 million. This was partially offset by our Asia operations where EBIT improved in the first 9 months primarily due to stronger volumes in our OE exhaust operations in Shanghai.

EBIT AS A PERCENTAGE OF REVENUE

     The following table shows EBIT as a percentage of revenue by segment. The EBIT percentage for the nine months ended September 30, 2001 is calculated after excluding the "restructuring and other charges" described previously.

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                ---------------
                                                                2001       2000
                                                                ----       ----
North America...............................................    4%         7%
Europe......................................................    5%         5%
Rest of World...............................................    6%         6%
       Total Tenneco Automotive.............................    5%         6%

     In North America, EBIT as a percentage of revenue decreased by 3 percent. Production cuts by vehicle manufacturers, declines in higher margin elastomer sales and pricing pressure from vehicle manufacturers contributed to the lower margins in our OE business. In the North America aftermarket, EBIT as a percentage of revenue improved due to lower SG&A expenses and increased prices. In Europe, EBIT margins were even in the first nine months. Our OE exhaust margins are being impacted by increased precious metals prices that are passed through to our customers with marginal EBIT associated. The impact of precious metals on sales for the first nine months of this year was $88 million. Significant improvements in OE exhaust operations and were offset by costs associated with the Polish ride control plant start-up, reserves for bad debt, currency impacts and lower aftermarket volumes. EBIT as a percentage of revenue for the rest of the world were even in the first nine months of 2001 despite the impact of foreign currency devaluation. Stronger volumes and improved mix offset the foreign currency devaluation.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $132 million during the nine months ended September 30, 2001, compared to $139 million during the same period in 2000. The decrease in total interest expense is primarily due to lower interest rates on our variable rate debt. See more detailed explanations on our debt structure in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

INCOME TAXES

     Income taxes were a $12 million benefit at September 30, 2001. For the same period in 2000, income taxes were $1 million benefit. The effective tax during the nine months ended September 30, 2001, was 29 percent compared to 31 percent for the same period in 2000. The prior year effective rate benefitted from a strategic decision to consolidate all of our Mexican operations into one tax entity, allowing us to utilize additional tax losses.

EARNINGS PER SHARE

     We reported a loss in earnings per diluted common share of $.83 for the nine months ended September 30, 2001, compared to a loss of $.77 per diluted common share for June 30, 2001. In the nine months ended September 30, 2000, earnings per diluted common share were at $.61. Included in results for the first nine months of 2001 are the impacts from charges related to our restructuring plans, environmental remediation activities and the costs related to the amendment of certain terms of the senior credit facility. The cumulative negative effect of these items on earnings per diluted common share was a reduction of $.56 for the first nine months of this year. The majority of the impact was comprised of the restructuring charges taken in the first and second quarters of 2001 and the environmental costs which negatively impacted earnings per share by $.41 and $.11, respectively. You should also read Note 7 in the "Notes to Financial Statements" for more detailed information on earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2001             2000
                                                                -------------    ------------
Short-term debt and current portion of long-term debt.......       $  142           $   92
Long-term debt..............................................        1,359            1,435
                                                                   ------           ------
Total debt..................................................        1,501            1,527
                                                                   ------           ------
Total minority interest.....................................           15               14
Common shareholders' equity.................................          242              330
                                                                   ------           ------
Total capitalization........................................       $1,758           $1,871
                                                                   ======           ======

     The company's debt to capitalization ratio was 85 percent at September 30, 2001 and 82 percent as of December 31, 2000. The increase in the ratio was attributable to a decline in shareholders' equity, partially offset by a decline in total debt. The year-to-date decline in shareholders' equity results from the translation of foreign balance sheets into U.S. dollars, where the strength of the dollar resulted in translation adjustments of $46 million, the fair market value adjustment of interest rate swaps of $18 million and our recorded net loss of $31 million.

     Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries as well as our revolving credit facility, increased by $50 million during the first nine months of 2001. This increase resulted from a $62 million increase in the amount of long-term debt that will mature in one year or less offset by lower borrowings of $12 million at September 30, 2001, under our revolving credit facility. There were no borrowings outstanding under our revolving credit facility as of September 30, 2001, and $12 million as of December 31, 2000. Long-term debt includes borrowings under financing arrangements entered into to facilitate the debt realignment described below, approximately $16 million of debt that was not retired in the cash tender and exchange offers associated with the 1999 spin-off of our packaging business and other long term obligations such as capitalized leases.

     As part of the realignment of debt that was required in order to complete the spin-off of the packaging business in 1999, we entered into a $1.55 billion committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The company entered into an agreement to amend this facility on October 20, 2000 to (i) relax the financial covenant ratios beginning in the fourth quarter of 2000, (ii) exclude up to $80 million of cash charges and expenses related to cost reduction initiatives from the calculation of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") used in our financial covenant ratios through 2001 and (iii) make certain other technical changes. In exchange for these amendments, we agreed to certain interest rate increases, lowered our capital expenditure limits and paid an aggregate fee of about $3 million.

     As a result of significant reductions in North American vehicle production levels announced by our original equipment customers since the fourth quarter of last year, as well as an accelerated weakening of the global aftermarket, we entered into a second amendment of our senior credit facility on March 22, 2001. The second amendment revised the financial covenant ratios we are required to maintain for each of the fiscal quarters ending in 2001. The second amendment also reduced the limitation on 2001 capital expenditures from $225 million to $150 million, and required that net cash proceeds from all significant, non-ordinary course asset sales be used to prepay the senior term loans. In exchange for these amendments, we agreed to a 25 basis point increase in interest rates on the senior term loans and borrowings under our revolving credit facility and paid an aggregate fee of about $3 million to consenting lenders. We incurred legal, advisory and other costs related to the amendment process of approximately $2 million. The amendment also provides for the continued availability of the full amount of the $500 million revolving credit facility. Excluding the $57 million of letters of credit, we had $443 million available for borrowing under the revolving credit facility at September 30, 2001. Based on our current projections for 2001, we believe that we will be able to meet the revised financial covenant ratios and adhere to the limitation on capital expenditures.

     The senior secured credit facility, as amended on March 22, 2001, consists of: (i) a $500 million revolving credit facility with a final maturity date of November 4, 2005; (ii) a $406 million term loan with a final maturity date of November 4, 2005; (iii) a $270 million term loan with a final maturity date of November 4, 2007; and (iv) a $270 million term loan with a final maturity date of May 4, 2008. A portion of each term loan is payable in quarterly installments beginning October 1, 2001. Borrowings under the facility bear interest at an annual rate equal to, at the borrower's option, either (i) the London Interbank Offering Rate plus a margin of 325 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 375 basis points for the term loan maturing November 4, 2007 and 400 basis points for the term loan maturing May 4, 2008; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 225 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 275 basis points for the term loan maturing November 4, 2007 and 300 basis points for the term loan maturing May 4, 2008. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and the term loan maturing November 4, 2005 may be adjusted based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter.

     The amended senior credit facility agreement requires that the company maintain: (i) a consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA) not greater than 6.00 at the end of the first quarter of 2001 and not greater than 6.25, 6.00 and 5.50 at the end of the second, third and fourth quarters of 2001, respectively: (ii) a consolidated interest coverage ratio (consolidated EBITDA divided by consolidated cash interest paid) of at least 1.40 for the first quarter of 2001 and at least 1.35, 1.40 and 1.55 for the second, third and fourth quarters of 2001, respectively; and (iii) a fixed charge coverage ratio (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) greater than .60 for the first quarter of 2001 and greater than .55, .65 and .80 for the second, third and fourth quarters of 2001, respectively. As of September 30, 2001 we were in compliance with the financial covenant ratios required under the amended senior credit facility.

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(a) incurring additional liens; (b) sale and leaseback transactions; (c) liquidations and dissolutions (d) incurring additional indebtedness or guarantees; (e) capital expenditures; (f) dividends; (g) mergers and consolidations; and (h) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of September 30, 2001, we were in compliance with these requirements.

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

     We expect to maintain compliance with the financial covenants and other requirements of our loan agreements through the end of 2001. In order to maintain compliance with financial covenants in our senior loan agreement beyond 2001, we currently believe it will be necessary to further amend these covenants. While no assurances can be given, we believe we can negotiate these amendments at a reasonable cost. We believe that cash flows from operations, combined with available borrowing capacity described above and assuming that we maintain compliance with the financial covenants and other requirements of our senior loan agreement, as they may be amended, will generally be sufficient to meet our future capital requirements for the following year. Our ability to meet the financial covenants in 2001 and beyond depends upon a number of operational and economic factors, many of which are beyond our control. Factors that could impact our compliance with the financial covenants include the rate at which consumers continue to buy new vehicles and the rate at which they continue to repair vehicles already in service. Persistently lower North American vehicle production levels, further weakening in the global aftermarket beyond our expectation, or a reduction in vehicle production levels in Europe, could impact our ability to meet our financial covenant ratios. In the event that we are unable to meet these revised financial covenants, we would consider several options to meet our cash flow needs. These options could include further renegotiations with our senior credit lenders, additional cost reduction or restructuring initiatives, sales of assets or capital stock, or other alternatives to enhance our financial and operating position.

DIVIDENDS ON COMMON STOCK

     During 2000, the company paid quarterly dividends of $.05 per common share. These dividend payments totaled $5 million for the nine months ended September 30, 2000, and $7 million for the entire year. On January 10, 2001, the Company announced that the Board of Directors had eliminated the quarterly regular dividend on the company's common stock. The board took the action in response to current industry conditions, significantly greater than anticipated production volume reductions by original equipment manufacturers and continued softness in the global light vehicle aftermarket.

CASH FLOWS

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                --------------------
                                                                2001            2000
                                                                ----            ----
Cash provided (used) by:
  Operating activities......................................    $149            $203
  Investing activities......................................     (81)           (121)
  Financing activities......................................     (13)            (93)

OPERATING ACTIVITIES

     For the nine months ended September 30, 2001 and September 30, 2000 cash provided from operating activities represented $149 million and $203 million, respectively. Lower earnings in the first nine months of 2001 was a key driver of the decreased cash provided. This was partially offset by our continued focus on working capital that allowed us to use $75 million less cash on working capital before factoring of accounts receivable during the first nine months of 2001 compared with the same period in the prior year. Reduced accounts receivable and inventory made a favorable impact on cash flows in the current period compared to last year. Working capital, adjusted for receivables that were sold as of September 30, 2001, was $152 million lower than it was as of September 30, 2000. During the first nine months of this year, we increased the size of the U.S. receivables securitization program by $3 million and our European program by $3 million. In the same period in the prior year our factoring programs in Europe and North America provided $76 million of cash. We have also entered into arrangements with two major OE customers in North America under which payments to Tenneco Automotive for product sales are made earlier then otherwise required under existing payment terms. These arrangements reduced accounts receivable by $26 million as of September 30, 2001. Included in our 2001 results is a $7 million pension plan contribution. No contribution was made in the prior year period.

INVESTING ACTIVITIES

     Cash used for investing activities was $40 million lower for the nine months ended September 30, 2001, compared to the same period a year ago due to lower expenditures for property, plant and equipment. Capital expenditures were $74 million for the nine months ended September 30, 2001, down from $108 million in the first nine months of last year.

FINANCING ACTIVITIES

     Cash used by financing activities was $13 million for the first nine months of 2001 compared to $93 million of cash used for the first nine months of 2000. The decrease in the first nine months of this year is attributable to a prepayment of long term debt in 2000. The first nine months of 2000 includes a $25 million decrease in short-term debt and $5 million of dividend payments to our common shareholders.

INTEREST RATE RISK

     Financial instruments that are sensitive to market risk for changes in interest rates are our debt securities. We primarily use a revolving credit facility to finance our short-term capital requirements and pay a current market rate of interest on these borrowings. Longer-term capital requirements were financed with long-term obligations with original maturity dates ranging from six to ten years.

     Under the terms of the senior credit facility agreement, we were required to hedge our exposure to floating interest rates within 180 days following the 1999 spin-off of the packaging business so that at least 50 percent of the long-term debt would be fixed for a period of at least three years. In February 2000, $250 million of floating rate long-term debt was hedged with three-year, floating to fixed interest rate swaps. In April 2000, an additional $50 million of floating rate long-term debt was hedged with three-year, floating to fixed interest rate swaps. The hedges that were executed fully satisfied the interest rate-hedging requirement of the senior credit facility agreement. These swaps are accounted for as cash flow hedges, with changes in value recorded as a component of accumulated comprehensive income on the balance sheet. As of September 30, 2001, $18 million of deferred net losses on derivative instruments has been accumulated in other comprehensive income. At September 30, 2001, we had approximately $542 million in long-term debt obligations that have fixed interest rates and approximately $817 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     We estimate that the fair value of the company's long-term debt at September 30, 2001 was about 59 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense that is recognized in the income statement and the cash that is paid for interest costs by about $8 million, or approximately $5 million on an after-tax basis.

OUTLOOK

     In late fourth quarter 2000, several of the company's major North American original equipment customers began announcing significant reductions in scheduled vehicle production levels. Based on these reductions, we anticipate that the North American original equipment manufacturer build rate for light vehicles in 2001 will be down from 2000 levels in the range of 10 percent to 12 percent and that weaknesses in the heavy-duty truck market will continue through 2001 and into 2002. While we originally expected that the European original equipment build rate would be approximately 20 million units, expected weakness in Europe during the second half of 2001 could lower that build rate. The global aftermarket exhibited a further weakening of demand for replacement parts during the latter portion of last year. We anticipate that there will be further declines in the global aftermarket industry in the range of 6 percent to 10 percent in 2001. In addition, we anticipate continuing negative impacts in 2001 due to the uncertain economic outlook in South America and currency translation in Europe and Australia.

     Based on anticipated vehicle production levels our global original equipment customer book of business is currently $2,305 million, $2,533 million, and $2,583 million for 2002, 2003, and 2004, respectively. When we refer to our book of business, we mean revenues for original equipment manufacturer programs that have been formally awarded to us as well as programs which we are highly confident will result in revenues based on either informal customer indications consistent with past practices and/or our status as supplier for the existing program and relationship with the customer. This book of business is subject to increase or decrease due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by our customers. In addition, it is based on our anticipated pricing for the applicable program over its life. However, we are under continuing pricing pressure from our OE customers. See "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

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

     As of September 30, 2001, the company continues to be designated as a potentially responsible party in three Superfund sites. We have estimated our share of the remediation costs for these sites to be approximately $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $24 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision, as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in our determination of our estimated liability.

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

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans (401(k) Plans) for the benefit of our employees. Under the plans, participants may elect to defer up to 16 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. Through December 31, 2000, the company matched qualified employee contributions of up to 8 percent of the employee's salary with a contribution matching 100 percent of each employee's contribution. Beginning January 1, 2001 this match was reduced to 75 percent of each employee's contribution up to 8 percent of the employee's salary. These matching contributions are made in common stock and vest immediately. We incurred costs for these matching contributions of approximately $7 million and $11 million for the nine months ended September 30, 2001 and 2000, respectively.

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

     (b) Reports on Form 8-K. We filed the following Current Reports on Form 8-K during the quarter ended September 30, 2001:

Current Report on Form 8-K dated July 24, 2001, including pursuant to Item 5 certain information pertaining to the results of our operations for the second quarter 2001.

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

                                          TENNECO AUTOMOTIVE INC.

                                          By:     /s/ MARK A. MCCOLLUM
                                            ------------------------------------
                                                      Mark A. McCollum
                                                 Senior Vice President and
                                                  Chief Financial Officer

Dated: November 14, 2001

                               INDEX TO EXHIBITS
                                       TO
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2001

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

---------------
* Filed herewith