Form 10-K405
period 2001-12-31
TENNECO AUTOMOTIVE INC
filed 2002-03-15
CIK 1024725

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

CLASS OF COMMON EQUITY AND NUMBER OF SHARES
  HELD BY NON-AFFILIATES AT MARCH 1, 2002        MARKET VALUE HELD BY NON-AFFILIATES*
-------------------------------------------      ------------------------------------
     Common Stock, 39,724,632 shares                         $103,284,043

-------------------------
* Based upon the closing sale price on the New York Stock Exchange Composite Tape for the Common Stock on March 1, 2002.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $.01 per share, 40,046,379 shares outstanding as of March 1, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                         PART OF THE FORM 10-K
                        DOCUMENT                                        INTO WHICH INCORPORATED
                        --------                                        -----------------------
Tenneco Automotive Inc.'s Definitive Proxy Statement for
  the Annual Meeting of Stockholders to be held May 14,
  2002                                                                         Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects and developments of the Company (as defined) and business strategies for our operations, all of which are subject to risks and uncertainties. These forward-looking statements are included in various sections of this report, including the section entitled "Outlook" appearing in Item 7 of this report. These statements are identified as "forward-looking statements" or by their use of terms (and variations thereof) such as "will," "may," "can," "anticipate," "intend," "continue," "estimate," "expect," "plan," "should," "outlook," "believe," and "seek" and similar terms (and variations thereof) and phrases.

     When a forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management expresses an expectation or belief as to future results, we express that expectation or belief in good faith and believe it has a reasonable basis, but we can give no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

     We may be unable to realize sales represented by our awarded business. The realization of future sales from awarded business is inherently subject to a number of important risks and uncertainties, including the number of vehicles that our OE customers will actually produce, the timing of that production and the mix of options that our OE customers and consumers may choose. For example, substantially all of our North American vehicle manufacturer customers slowed new vehicle production during 2001. Given current economic conditions, we expect the North American light vehicle build to be approximately 15 million units in 2002, or about 1 percent less than it was in 2001. We also expect the European light vehicle build to be approximately 18.8 million units in 2002, down about 1 percent from 2001. In addition, our customers generally have the right to replace us with another supplier at any time for a variety of reasons and have increasingly demanded price decreases over the life of awarded business. Accordingly, we cannot assure you that we will in fact realize any or all of the future sales represented by our awarded business.

     In many cases, we must commit substantial resources in preparation for production under awarded OE business well in advance of the customer's production start date. In certain instances, the terms of our OE customer arrangements permit us to recover these pre-production costs if the customer cancels the business through no fault of our company. Although we have been successful in recovering these costs under appropriate circumstances in the past, we can give no assurance that our results of operations will not be materially impacted in the future if we are unable to recover these types of pre-production costs related to OE cancellation of awarded business. See Note 11 to the financial statements included in Item 8 and "Environmental and Other Matters, Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 for a discussion of recent cost recovery discussions with one of our OE customers.

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

     Longer product lives of automotive parts are adversely affecting aftermarket demand for some of our products. The average useful life of automotive parts has been steadily increasing in recent years due to innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. As a result, a portion of sales in the aftermarket has been displaced. Additional increases in the average useful lives of automotive parts are likely to adversely affect the demand for our aftermarket products. Aftermarket sales represented approximately 28% of our net sales for 2001.

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

     We are dependent on large customers for future revenues. We depend on major vehicle manufacturers for a substantial portion of our net sales. For example, during 2001, General Motors, Volkswagen, Ford, and DaimlerChrysler accounted for 19.6%, 10.9%, 10.6%, and 10.4% of our net sales, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may make fewer sales to these customers for a variety of reasons, including: (1) loss of awarded business; (2) reduced or delayed customer requirements; or (3) strikes or other work stoppages affecting production by the customers.

     We may not be able to successfully respond to the changing distribution channels for aftermarket products. Major automotive aftermarket retailers, such as AutoZone and Advance Auto Parts, are attempting to increase their commercial sales by selling directly to automotive parts installers in addition to individual consumers. These installers have historically purchased from their local warehouse distributors and jobbers, who are our more traditional customers. We cannot assure you that we will be able to maintain or increase aftermarket sales through increasing our sales to retailers. Furthermore, because of the cost focus of major retailers, we have occasionally have been required to offer price concessions. Our failure to maintain or increase aftermarket sales, or to offset the impact of any reduced sales or pricing through cost improvements, could have an adverse impact on our business and operating results.

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

     We are subject to risks related to our international operations. We have manufacturing and distribution facilities in many regions and countries, including Australia, China, India, North America, Europe and South America, and sell our products worldwide. For 2001, about 47% of our net sales were derived from operations outside North America. International operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

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

     The financial condition and results of operations of some of our operating entities are reported in foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. dollar against these foreign currencies will have a positive effect on reported revenues and operating profit. For example, our European operations were negatively impacted in 2001 due to the weakness of the euro against the U.S. dollar and our South American operations were negatively impacted by the devaluation in 2000 of the Brazilian currency as well as the devaluation of the Argentine currency in 2002. We do not generally seek to mitigate this translation effect through the use of derivative financial instruments.

     Changes in Prices of Raw Materials. Significant increases in the cost of certain raw materials used in our products, to the extent they are not timely reflected in the price we charge our customers or mitigated through long-term supply contracts, could adversely impact our results.

     Other Factors. In addition to the factors described above, we may be impacted by a number of other matters and uncertainties, including: (i) potential legislation, regulatory changes and other governmental actions, including the ability to receive regulatory approvals and the timing of such approvals; (ii) new technologies that reduce the demand for certain of our products or otherwise render them obsolete; (iii) our ability to integrate operations of acquired businesses quickly and in a cost effective manner; (iv) changes in distribution channels or competitive conditions in the markets and countries where we operate; (v) capital availability or costs, including changes in interest rates, market perceptions of the industries in which we operate or ratings of securities; (vi) increases in the cost of compliance with regulations, including environmental regulations, and environmental liabilities in excess of the amount reserved; (vii) changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies; (viii) acts of war or terrorism and the impact of these acts on economic, financial and social conditions in the countries where we operate and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.

                               TABLE OF CONTENTS

                                   PART I
Item 1.    Business....................................................    1
             Tenneco Automotive Inc....................................    1
             Contributions of Major Businesses.........................    2
             Description of Our Business...............................    3
             Environmental Matters.....................................   20
Item 2.    Properties..................................................   20
Item 3.    Legal Proceedings...........................................   20
Item 4.    Submission of Matters to a Vote of Security Holders.........   21
Item 4.1.  Executive Officers of the Registrant........................   21
                                  PART II
Item 5.    Market for Registrant's Common Equity and Related              24
           Stockholder Matters.........................................
Item 6.    Selected Financial Data.....................................   25
Item 7.    Management's Discussion and Analysis of Financial Condition    28
           and Results of Operations...................................
Item 7A.   Quantitative and Qualitative Disclosures About Market          50
           Risk........................................................
Item 8.    Financial Statements and Supplementary Data.................   51
Item 9.    Changes in and Disagreements with Accountants on Accounting    98
           and Financial Disclosure....................................
                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   99
Item 11.   Executive Compensation......................................   99
Item 12.   Security Ownership of Certain Beneficial Owners and            99
           Management..................................................
Item 13.   Certain Relationships and Related Transactions..............   99
                                  PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form   100
           8-K.........................................................

                                     PART I

ITEM 1. BUSINESS.

                            TENNECO AUTOMOTIVE INC.

     Our company, Tenneco Automotive Inc., is one of the world's leading manufacturers of automotive emissions control and ride control products and systems for both the original equipment market and the replacement market, or aftermarket. As used herein, the term "Tenneco", "we", "us", "our", or the "Company" refers to Tenneco Automotive Inc. and its consolidated subsidiaries.

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

     In a series of transactions commencing in January 1999 and culminating with the November 4, 1999, spin off to our shareholders of the common stock of Tenneco Packaging Inc., now known as Pactiv Corporation (the "1999 Spin-off"), we separated our packaging businesses from our automotive business.

     As a result of these 1999 transactions, our former specialty and paperboard packaging operating segments are presented as discontinued operations in the accompanying financial statements. You should read Note 3 to the financial statements included herein for more information about our discontinued operations.

     In March 2001, we amended our senior credit facility to revise the financial covenant ratios for 2001 and make certain other changes. As planned at the time of the March 2001 amendment, we again amended the senior credit agreement in March 2002. That amendment, among other things, revised the financial covenant ratios for 2002 through 2004, excluded from the calculation of our financial covenant ratios up to $60 million (before taxes) of charges and expenses related to cost reduction initiatives and allows us to enter into sale and leaseback transactions covering up to $200 million of our assets with the proceeds used to reduce senior debt and allowed us to exchange certain debt securities for common equity (to the extent we determine to pursue such actions in the future). Note 4 to the financial statements included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 have more information about our debt and the amendments to the senior credit facility.

                       CONTRIBUTIONS OF MAJOR BUSINESSES

     For information concerning our operating segments, geographic areas and major products or groups of products, see Note 10 to the Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries included in Item 8. The following tables summarize for each of our operating segments for the periods indicated: (i) net sales and operating revenues from continuing operations; (ii) earnings before interest expense, income taxes and minority interest ("EBIT") from continuing operations; and (iii) capital expenditures for continuing operations. You should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 for information about costs and charges included in our results. Those costs and charges relate to the 1999 Spin-off, restructuring actions, and other items. We have reduced revenues for 2000 and 1999 by $21 million and $19 million, respectively, to reflect the reclassification of certain sales incentives that were previously shown in selling, general, and administrative expense. You should read Note 1 to the financial statements for further information about this required accounting change.

NET SALES AND OPERATING REVENUES FROM CONTINUING OPERATIONS:

                                                        2001                2000               1999
                                                   ---------------      -------------      -------------
                                                               (DOLLAR AMOUNTS IN MILLIONS)
North America..................................    $1,799       53%     $1,956     55%     $1,749     54%
Europe.........................................     1,305       39       1,292     37       1,273     39
Other..........................................       318       10         348     10         297      9
Intergroup sales...............................       (58)      (2)        (68)    (2)        (59)    (2)
                                                   ------      ---      ------    ---      ------    ---
     Total.....................................    $3,364      100%     $3,528    100%     $3,260    100%
                                                   ======      ===      ======    ===      ======    ===

EBIT FROM CONTINUING OPERATIONS:

                                                        2001                2000               1999
                                                   ---------------      -------------      -------------
                                                               (DOLLAR AMOUNTS IN MILLIONS)
North America..................................    $   52       57%     $   68     57%     $  166    112%
Europe.........................................        23       25          40     33          44     30
Other..........................................        17       18          12     10         (62)   (42)
                                                   ------      ---      ------    ---      ------    ---
     Total.....................................    $   92      100%     $  120    100%     $  148    100%
                                                   ======      ===      ======    ===      ======    ===

CAPITAL EXPENDITURES FOR CONTINUING OPERATIONS:

                                                        2001                2000               1999
                                                   ---------------      -------------      -------------
                                                               (DOLLAR AMOUNTS IN MILLIONS)
North America..................................    $   50       39%     $   71     49%     $   71     46%
Europe.........................................        64       50          59     40          65     42
Other..........................................        13       11          16     11          18     12
                                                   ------      ---      ------    ---      ------    ---
     Total.....................................    $  127      100%     $  146    100%     $  154    100%
                                                   ======      ===      ======    ===      ======    ===

     Interest expense, income taxes, and minority interest related to continuing operations that were not allocated to our operating segments are:

                                                                2001       2000       1999
                                                                ----       ----       ----
                                                                        (MILLIONS)
Interest expense (net of interest capitalized)..............    $170       $186       $106
Income tax expense (benefit)................................      51        (27)        82
Minority interest...........................................       1          2         23

                          DESCRIPTION OF OUR BUSINESS

     With 2001 revenues of over $3.3 billion, we are one of the world's largest producers of automotive emissions control and ride control systems and products. We serve both original equipment manufacturers and replacement markets worldwide through leading brands, including Monroe(R), Rancho(R) and Fric Rot ride control and Walker(R) and Gillet emissions control products.

     As an automotive parts supplier, we design, market and sell individual component parts for vehicles as well as groups of components that are combined as modules or systems within vehicles. These parts, modules and systems are sold globally to the vast majority of vehicle manufacturers and throughout all aftermarket distribution channels.

OVERVIEW OF AUTOMOTIVE PARTS INDUSTRY

     The automotive parts industry is generally separated into two categories:
(1) "original equipment" or "OE" sales, in which parts are sold in large quantities directly for use by original equipment vehicle manufacturers ("OEMs"); and (2) "aftermarket" sales, in which parts are sold as replacement parts in varying quantities to a wide range of wholesalers, retailers and installers. In the OE market, parts suppliers are generally divided into tiers -- "Tier 1" suppliers, who provide their products directly to OEMs, and "Tier 2" or "Tier 3" suppliers, who sell their products principally to other suppliers for combinations into the other suppliers' own product offerings.

     Demand for automotive parts in the OE market is generally a function of the number of new vehicles produced, which in turn is a function of prevailing economic conditions and consumer preferences. In 2001, the number of light vehicles produced was 15.5 million in North America, and 19.0 million in each of Europe and the rest of the world ("ROW"). Worldwide new light vehicle production is forecasted to increase to over 58.0 million in 2005 from approximately 53.5 million in 2001. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by further penetrating business with existing customers and by gaining new customers and markets. Companies with global presence and advanced technology, engineering, manufacturing and support capabilities, such as our company, are, we believe, well positioned to take advantage of these opportunities.

     Demand for aftermarket products is driven by the quality of OE parts, the number of vehicles in operation, the average age of the vehicle fleet, vehicle usage and the average useful life of vehicle parts. Although more vehicles are on the road than ever before, the aftermarket has experienced weakness due to improved quality of OE parts and increases in average useful lives of automotive parts as a result of technological innovation. In addition, the decline from 1995 to 2000 of the number of vehicles in the 6 to 10 year-old vehicle segment (from 63.7 million to 56.8 million) -- when cars generally need first-line replacement parts such as those offered by us -- is also driving aftermarket softness. While we believe some opportunity exists for aftermarket replacements to increase as the average age of the newer vehicles on the road increases into the six-to-ten year category, suppliers are increasingly being required to deliver innovative aftermarket products that upgrade the performance or safety of a vehicle's original components to drive aftermarket demand.

INDUSTRY TRENDS

     Currently, we believe several significant existing and emerging trends are dramatically impacting the automotive industry. As the dynamics of the automotive industry change, so do the roles, responsibilities and relationships of its participants. Key trends that we believe are affecting automotive parts suppliers include:

     OUTSOURCING AND DEMAND FOR SYSTEMS AND MODULES

     OE manufacturers are increasingly moving towards outsourcing automotive parts and systems to simplify the vehicle assembly process, lower costs and reduce vehicle development time. Outsourcing allows OE manufacturers to take advantage of the lower cost structure of the automotive parts suppliers and to benefit from multiple suppliers engaging in simultaneous development efforts. Furthermore, development of advanced electronics has enabled formerly independent vehicle components to become "interactive," leading to a shift in demand from individual parts to fully integrated systems. As a result, automotive parts suppliers offer OE manufacturers component products individually, as well as in a variety of integrated forms such as modules and systems:

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

     This shift in demand towards fully integrated systems has created the role of the Tier 1 systems integrator. These systems integrators will increasingly have the responsibility to execute a number of activities, such as design, product development, engineering, testing of component systems and purchasing from Tier 2 suppliers. We are an established Tier 1 supplier with more than ten years of product integration experience. We have modules or systems for 42 vehicle platforms in production worldwide and modules or systems for three additional platforms under development. For example, we supply ride control modules for the Chrysler JR/Sebring/Stratus and the exhaust emissions control system for the Porsche Boxster.

     GLOBAL CONSOLIDATION OF OE CUSTOMERS

     Given the recent business combinations among vehicle manufacturers -- such as the DaimlerChrysler merger and Ford's acquisition of Volvo -- as well as the global OE expansion over the last decade, OEMs are increasingly requiring suppliers to provide parts on a global basis. As the customer base of OEMs has consolidated and emerging markets have become more important to achieving growth, suppliers must be prepared to provide products any place in the world.

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

     GLOBAL RATIONALIZATION OF OE VEHICLE PLATFORMS

     OE manufacturers are increasingly designing "global" platforms. A "global" platform is a basic mechanical structure of a vehicle that can accommodate different features and is in production and/or development in more than one region. Thus, OE manufacturers can design one platform for a number of similar vehicle models. This allows manufacturers to realize significant economies of scale through limiting variations across items such as steering columns, brake systems, transmissions, axles, exhaust systems, support structures and power window and door lock mechanisms. We believe that this shift towards standardization will have a large impact on automotive parts suppliers, who should experience a reduction in production costs as OE manufacturers reduce variations in components. We also expect parts suppliers to experience higher production volumes per unit and greater economies of scale, as well as reduced total investment costs for molds, dies and prototype development. Light vehicle platforms of over one million units are expected to grow from 14% to 39% of global OE production from 1999 to 2006.

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

     Automotive parts customers are increasingly demanding technological innovation from suppliers to address more stringent emissions and other regulatory standards and to improve vehicle performance. To develop innovative products, systems and modules, we have invested $98 million over the past three years into research and development and we continuously seek to take advantage of our technology investments and brand strength by extending our products into new markets and categories. For example, we have developed several adaptive damping systems, which reduce undesirable vehicle motion. Also, we have developed the self-lubricating elastomer, which has the additional ability to reduce friction between moving components in a suspension system, thereby reducing noise and vibration.

     INCREASING ENVIRONMENTAL STANDARDS

     Automotive parts suppliers and OE manufacturers are designing products and developing materials to comply with increasingly stringent environmental requirements. Government regulations adopted over the past decade require substantial reductions in automobile tailpipe emissions, longer warranties on parts of an automobile's pollution control equipment and additional equipment to control fuel vapor emissions. Some of these regulations also mandate more frequent emissions and safety inspections for the existing fleet of vehicles. Manufacturers have responded by focusing their efforts towards technological development to minimize pollution. As a leading supplier of emissions control systems with strong technical capabilities, we believe we are well positioned to benefit from more rigorous environmental standards. For example, we have recently developed the diesel particulate filter which is designed to meet stricter air quality regulations in Europe. On the ride control side of our business, we have also developed the environmentally friendly frequency dependent damping shock absorber, or "green shock" which, unlike conventional shock absorbers, uses pressurized gas rather than oil as the damping medium, thereby avoiding the waste disposal problems associated with used oil-containing shocks.

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

     CHANGING AFTERMARKET DISTRIBUTION CHANNELS

     In North America, during the last decade, the number of retail automotive parts chains, such as AutoZone and Advance Auto Parts, has been growing while the number of traditional automotive parts stores ("jobbers") that sell to installers has been declining. From 1991 to 2001, the number of retail automotive parts stores has increased from approximately 10,000 to approximately 15,000, while the number of jobbers has decreased from approximately 25,000 to approximately 19,000. As a result, the traditional three-step distribution channel (full-line warehouse, jobber, installer) is redefining itself through two-step distribution and continued formation of buying groups. In addition, since retailers are attempting to grow their commercial sales to automotive parts installers, they are increasingly adding premium brands to their product portfolios. This enables them to offer the option of a premium brand, which is often preferred by their commercial customers, or a standard product, which is often preferred by their retail customers. We believe we are well positioned to respond to this changing aftermarket situation because of our focus on cost reduction and high-quality, premium brands.

     SUPPLIER CONSOLIDATION

     Over the past few years, automotive suppliers have been consolidating in an effort to become more global, have a broader, more integrated product offering and gain scale economies in order to remain competitive amidst growing pricing pressures and increased outsourcing demands from the OEMs. Industry forecasters estimate that consolidation will drive the number of Tier 1 automotive parts suppliers from around 2,000 in the year 2000 to 150 by 2008 and the number of Tier 2/3 suppliers from around 6,000 in the year 2000 to around 800 Tier 2 suppliers by 2008. A supplier's viability in this consolidating market will depend, in part, on its ability to maintain and increase operating efficiencies and provide value-added services.

     SAFETY

     Vehicle safety continues to gain increased industry attention and play a critical role in consumer purchasing decisions. As such, OEMs are seeking out suppliers with new technologies, capabilities and products that have the ability to advance vehicle safety. Continued research and development by select automotive suppliers in rollover protection systems, smart airbag systems, braking electronics and safer, more durable materials has dramatically advanced the market for safety products and its evolving functional demands. Those suppliers able to enhance vehicle safety through innovative products and technologies have a distinct competitive advantage with the consumer, and thus their OEM customers.

     On the aftermarket side of our business, we plan to launch in 2002 a global marketing campaign to educate consumers on the critical role shock absorbers and struts play in vehicle safety. This campaign concentrates on how these products affect the Safety Triangle -- steering, stopping and stability -- and emphasizes the need to replace worn shocks and struts for safe driving.

ANALYSIS OF REVENUES

     The following table provides, for each of the years 1999 through 2001, information relating to our net sales from continuing operations, by primary product lines and customer categories. We have reduced aftermarket revenues for 2000 and 1999 by $21 million and $19 million, respectively, to reflect the reclassification of certain sales incentives that were previously shown in selling, general, and administrative expense. You should read Note 1 to the financial statements included herein for further information about this required accounting change.

                                                                   NET SALES (MILLIONS)
                                                                --------------------------
                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                 2001      2000      1999
                                                                 ----      ----      ----
EMISSIONS CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................    $  387    $  445    $  510
  OE market.................................................     1,805     1,758     1,401
                                                                ------    ------    ------
                                                                 2,192     2,203     1,911
                                                                ------    ------    ------
RIDE CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................       548       610       619
  OE market.................................................       624       715       730
                                                                ------    ------    ------
                                                                 1,172     1,325     1,349
                                                                ------    ------    ------
     Total..................................................    $3,364    $3,528    $3,260
                                                                ======    ======    ======

BRANDS

     In each of our operating segments, we manufacture and market leading brand names. Monroe(R) ride control products and Walker(R) exhaust products are two of the most recognized brand names in the automotive parts industry. Tenneco emphasizes product value differentiation with these and its other key brands such as Sensa-Trac(R) and Monroe Reflex(TM) (shock absorbers and struts), Quiet-Flow(R) mufflers, DynoMax(R) (performance exhaust products), Rancho(R) (ride control products for the high performance light truck market) and Clevite(R) (elastomeric vibration control components).

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

     Worldwide we serve more than 25 different original equipment manufacturers, and our products or systems are included on five of the top 10 passenger car models produced in North America and Western

Europe and nine of the top 10 light truck models produced in North America for 2001. During 2001, our OE customers included:

NORTH AMERICA           EUROPE                      ASIA
CAMI                    BMW                         First Auto Works
DaimlerChrysler         DaimlerChrysler             DaimlerChrysler
Ford                    Ford/Volvo/Jaguar           Ford
Freightliner            General Motors/Opel         General Motors
General Motors          Mitsubishi/Nedcar           Maruti Udyog
Harley-Davidson         Nissan                      Nissan
Honda                   Paccar/DAF/Leyland          PSA-Peugeot/Citroen
Isuzu                   PSA-Peugeot/Citroen         Toyota
Navistar/International  Porsche                     Volkswagen
Nissan                  Renault/Matra               TVS Motor Co.
Paccar                  Scania                      Toyota
Toyota                  Volkswagen/Audi/SEAT/Skoda
Volkswagen              Volvo Truck/Renault VI
Volvo Truck/Mack
E-Z Go Car              AUSTRALIA
                        General Motors/Holden
SOUTH AMERICA           Mazda
DaimlerChrysler         Mitsubishi
Volkswagen              Toyota
Ford                    Club Car
General Motors
PSA-Peugeot/Citroen
Renault
Scania

     During 2001, our aftermarket customers were comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. These customers included such wholesalers and retailers as National Auto Parts Association (NAPA), Sears and Advance Auto Parts in North America and Temot and Auto Distribution International in Europe. We believe we have a balanced mix of aftermarket customers, with our top 10 aftermarket customers accounting for less than 28.6% of our total net aftermarket sales and only 8.0% of our total net sales from continuing operations for 2001.

     Ford accounted for approximately 13.8%, 13.5% and 10.6% of our net sales from continuing operations in 1999, 2000 and 2001, respectively, General Motors accounted for approximately 10.3%, 16.6% and 19.6% of our net sales from continuing operations in 1999, 2000 and 2001, respectively, DaimlerChrysler accounted for approximately 13.6%, 11.5% and 10.4% of the our net sales from continuing operations in 1999, 2000 and 2001, respectively and Volkswagen accounted for approximately 10.9% of our net sales from continuing operations in 2001. No other customer accounted for more than 10% of our net sales from continuing operations for those years.

COMPETITION

     In North America, Europe and the rest of the world, we operate in highly competitive markets. Customer loyalty is a key element of competition in these markets and is developed through long-standing relationships, customer service, value-added products and timely delivery. Product pricing and services provided are other important competitive factors.

     In both the OE market and aftermarket, we compete with the vehicle manufacturers, some of which are also customers of ours, and numerous independent suppliers. In the OE market, we believe that we are among the top four suppliers in the world for both emissions control and ride control products and systems. In the aftermarket, we believe that we are the market share leader in the supply of both emissions control and ride control products in the markets we serve throughout world.

EMISSIONS CONTROL SYSTEMS

     Vehicle emissions control products and systems play a critical role in safely conveying noxious exhaust gases away from the passenger compartment and reducing the level of pollutants and engine exhaust noise to an acceptable level. Precise engineering of the exhaust system -- from the manifold that connects an engine's exhaust ports to an exhaust pipe, to the catalytic converter that eliminates pollutants from the exhaust, to the muffler -- leads to a pleasant, tuned engine sound, reduced pollutants and optimized engine performance.

     We design, manufacture and distribute a variety of products and systems designed to optimize engine performance, acoustic tuning and weight, including the following:

     - Mufflers and resonators -- Devices to provide noise elimination and acoustic tuning;

     - Catalytic converters -- Devices used to convert harmful gaseous emissions, such as carbon monoxide, from a vehicle's exhaust system into harmless components such as water vapor and carbon dioxide;

     - Exhaust manifolds -- Components that collect gases from individual cylinders of a vehicle's engine and direct them into a single exhaust pipe;

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

     We supply our emissions control offerings to over 15 auto-makers for use on over 100 vehicle models, including five of the top 10 passenger cars produced in North America and Western Europe and three of the top 10 light trucks produced in North America in 2001. With the acquisition of Heinrich Gillet GmbH & Co. in 1994, we also became one of Europe's leading OE emissions control systems suppliers.

     In the aftermarket, we manufacture, market and distribute replacement mufflers for virtually all North American, European, and Asian makes of light vehicles under brand names including Quiet-Flow(R), TruFit(R) and Aluminox(TM), in addition to offering a variety of other related products such as pipes and catalytic converters (Walker(R)Perfection(TM)). We also serve the specialty exhaust aftermarket, where our key offerings include Mega-Flow(TM) exhaust products for heavy-duty vehicle applications and DynoMax(TM) high performance exhaust products.

     The following table provides, for each of the years 1999 through 2001, information relating to our sales of emissions control products and systems for certain geographic areas:

                                                                PERCENTAGE OF NET SALES
                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                2001      2000      1999
                                                                ----      ----      ----
UNITED STATES
  Aftermarket...............................................     26%       26%       30%
  OE market.................................................     74        74        70
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
FOREIGN SALES
  Aftermarket...............................................     13%       16%       25%
  OE market.................................................     87        84        75
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
TOTAL SALES BY GEOGRAPHIC AREA(A)
  United States.............................................     36%       41%       40%
  European Union............................................     44        40        42
  Canada....................................................     10         9         8
  Other areas...............................................     10        10        10
                                                                ---       ---       ---
                                                                100%      100%      100%
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

     - Vibration control components (Clevite) -- Generally rubber-to-metal bushings and mountings to reduce vibration between metal parts of a vehicle. Our offerings include a broad range of suspension arms, rods and links for light- and heavy-duty vehicles.

     - Kinetic(R) roll control -- A suite of roll control, near equal wheel loading systems ranging from simple mechanical systems to complex hydraulic systems featuring proprietary and patented technology. We currently have three development contracts for Kinetic technology.

     - Advanced suspension systems -- Electronically adjustable shock absorbers and suspension systems that change performance based on vehicle inputs such as steering and braking.

     - Other -- We also offer other ride control products such as load assist products, springs, steering stabilizers, adjustable suspension systems, suspension kits and modular assemblies.

     We supply our ride control offerings to over 25 vehicle-makers for use on over 150 vehicle models, including nine of the top 10 light truck models produced in North America for 2001. We also supply OE ride control products and systems to a range of heavy-duty and specialty vehicle manufacturers including Caterpillar, International Truck and Engine (Navistar), Freightliner, PACCAR and E-Z Go Car (golf carts).

     In the ride control aftermarket, we manufacture, market and distribute replacement shock absorbers for virtually all North American, European and Asian makes of light vehicles under several brand names including Rancho(TM) Gas Matic(TM), Sensa-Trac(R), Monroe Reflex(R) and Monroe Adventure(TM), as well as Clevite(TM) for elastomeric vibration control components. We also sell ride control offerings for the heavy duty, off-road and specialty aftermarket, such as our Gas-Magnum(tm) shock absorbers for the North American heavy-duty category.

     We entered the ride control product line in 1977 with the acquisition of Monroe Auto Equipment Company, which was founded in 1916 and introduced the world's first modern tubular shock absorber in 1930. When the term "Monroe" is used in this document it refers to our affiliates that produce ride control products and systems.

     The following table provides, for each of the years 1999 through 2001, information relating to our sales of ride control equipment for certain geographic areas:

                                                                PERCENTAGE OF NET SALES
                                                                ------------------------
                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                2001      2000      1999
                                                                ----      ----      ----
UNITED STATES
  Aftermarket...............................................     45%       42%       41%
  OE market.................................................     55        58        59
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
FOREIGN SALES
  Aftermarket...............................................     49%       51%       52%
  OE market.................................................     51        49        48
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
TOTAL SALES BY GEOGRAPHIC AREA(A)
  United States.............................................     50%       49%       50%
  European Union............................................     27        27        27
  Canada....................................................      4         5         4
  Other areas...............................................     19        19        19
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===

-------------------------
(a) See Note 10 to our consolidated financial statements included under Item 8 for information about our foreign and domestic operations.

SALES, MARKETING AND DISTRIBUTION

     We have separate and distinct sales and marketing efforts for our OE and aftermarket businesses.

     For OE sales, our sales and marketing team is an integrated group of professionals, including skilled engineers and program managers, that are organized by customer and product type (e.g. ride control and emissions control). Our sales and marketing team provides the appropriate mix of operational and technical expertise needed to interface successfully with the OEMs. Our new business "capture process" involves working closely with the OEM platform engineering and purchasing team. Bidding on OE automotive platforms typically encompasses many months of engineering and business development activity. Throughout the process, our sales team, program managers and product engineers assist the OE customer in defining the project's technical and business requirements. A normal part of the process includes our engineering and sales personnel working on customers' integrated product teams, and assisting with the development of component/system specifications and test procedures. Given that the OE business involves long-term production contracts awarded on a platform-by-platform basis, our strategy is to leverage our engineering expertise and strong customer relationships to obtain platform awards and increase operating margins.

     For aftermarket sales and marketing, since 1996 we have maintained a common team for both ride control and emissions control products that has been organized primarily by customer. Beginning in the first quarter 2001, the North American sales force was reorganized into brand-specific teams, with a separate group for Monroe(R), Rancho(R) and Walker(R). We sell aftermarket products through five primary channels of distribution: (1) the traditional three-step distribution system: full line warehouse distributors, jobbers and installers;
(2) the specialty two-step distribution system: specialty warehouse distributors that carry only specified automotive product groups and installers; (3) direct sales to retailers; (4) direct sales to installer chains; and (5) direct sales to car dealers. Our aftermarket sales and marketing representatives cover all levels of the distribution channel, stimulating interest in our products and helping our products move through the distribution system. Also, to generate demand for our products from end-users, we run print and television advertisements and offer pricing promotions. We are one of the first parts manufacturers to offer business to business services to customers with TA-Direct, an on-line order entry and customer service tool. In addition, we maintain a detailed web sites for each of the Walker(R), Monroe(R), Rancho and DynoMax(R) brands and our heavy duty products. On average the Rancho(R), DynoMax(R), and Monroe(R) sites received over 900,000 hits in January 2002.

MANUFACTURING AND ENGINEERING

     We focus on achieving superior product quality at the lowest operating costs possible and generally use state-of-the-art manufacturing processes to achieve that goal. Our manufacturing strategy centers on a lean production system designed to reduce overall costs -- especially indirect costs -- while maintaining quality standards and reducing manufacturing cycle time. We deploy new technology where it makes sense to differentiate our processes from our competitors' or to achieve balance in one-piece flowthrough production lines.

     EMISSIONS CONTROL

     We operate 11 emissions control manufacturing facilities in the U.S. and 34 emissions control manufacturing facilities outside of the U.S. We operate four of these international facilities through four joint ventures in which we own a controlling interest and operate four others through four joint ventures in which we own a non-controlling interest. We operate five emissions control engineering and technical facilities worldwide and share two other such facilities with our ride control operations.

     Within each of our emissions control manufacturing facilities, operations are organized by component (muffler, catalytic converter, pipe, resonator, and manifold). Our manufacturing systems incorporate cell-based designs, allowing work-in-process to move through the operation with greater speed and flexibility. We continue to invest in plant and equipment to stay on top of the industry. For instance, in our

Harrisonburg, Virginia aftermarket manufacturing facility, we have developed a completely automated production process that handles all facets of pipe production from tube milling to pipe bending.

     In an effort to further improve our OE customer service and position ourselves as a Tier-1 OE systems supplier, we have been developing our emissions control manufacturing operations into "just-in-time" or "JIT" systems. In this system, a JIT facility located close to our OE customer's manufacturing plant receives product components from both our manufacturing operations and independent suppliers, handles the module assembly and then ships products to the OEMs on an as-needed basis. To manage the JIT functions and material flow, we have advanced computerized material requirements planning systems linked with our customers' and supplier partners' resource management systems. We have 2 emissions control JIT assembly facilities in the United States and 12 in the rest of the world.

     During the 1990's, we expanded our converter and emission system design, development, test and manufacturing capabilities. Our engineering capabilities now include advanced predictive design tools, advanced prototyping processes and state-of-the-art testing equipment. This expanded technological capability makes us a "full system" integrator, supplying complete emissions control systems from the manifold to the tailpipe, to provide full emission and noise control. It also allows us to provide JIT delivery and, when feasible, sequence delivery of emissions control systems to meet customer production requirements.

     RIDE CONTROL

     We operate eight ride control manufacturing facilities in the U.S. and 23 ride control manufacturing facilities outside the U.S. We operate five of these international facilities through three joint ventures in which we own a controlling interest. We operate seven engineering and technical facilities worldwide and share two other such facilities with Walker.

     Within each of our ride control manufacturing facilities, operations are organized by product (shocks, struts, vibration control products) and include computer numerically controlled, numerically controlled and conventional machine centers; tube milling and drawn-over-mandrel manufacturing equipment; metal inert gas and resistance welding; powdered metal pressing and sintering; chrome plating; stamping; and assembly/test capabilities. Our manufacturing systems incorporate cell-based designs, allowing work-in-process to move through the operation with greater speed and flexibility.

     As in the emissions control business, in an effort to further improve our OE customer service and position us as a Tier 1 OE module supplier, we have been developing our manufacturing operations into JIT systems. We have 3 JIT ride control assembly facilities in North America and 2 additional JIT ride control facilities in the rest of the world.

     In designing our shock absorbers and struts, we use advanced engineering and test capabilities to provide product reliability, endurance and performance. Our engineering capabilities feature advanced computer aided design equipment and testing facilities. Our dedication to innovative solutions has led to such technological advances as:

     - adaptive damping systems -- adapts to the vehicle's motion to better control undesirable vehicle motions;

     - electronically adjustable suspensions -- changes suspension performance based on a variety of inputs such as steering, braking, vehicle height, and velocity; and

     - air leveling systems -- manually or automatically adjust the height of the vehicle.

     Conventional shock absorbers and struts generally compromise either ride comfort or vehicle control. Our innovative grooved-tube, gas-charged shock absorbers and struts provide both ride comfort and vehicle control, resulting in improved handling, less roll, reduced vibration and a wider range of vehicle control. This technology can be found in our premium quality Sensa-Trac(R) shock absorbers. In late 1997, we further enhanced this technology by adding the SafeTech(TM) fluon banded piston, which improves shock absorber performance and durability. In 1999, we introduced the Monroe Reflex(TM) shock absorber, which incorporates our Impact Sensor(TM) device. This new technology permits the shock absorber to automatically switch in milliseconds between firm and soft compression damping when the vehicle encounters rough road conditions, thus maintaining better tire-to-road contact and improving handling and safety.

     QUALITY CONTROL

     Quality control is an important part of our production process. Our quality engineers establish performance and reliability standards in the product's design stage, and use prototypes to confirm the component/system can be manufactured to specifications. Quality control is also integrated into the manufacturing process, with shop operators being responsible for quality control of their specific work product. In addition, our inspectors test work-in-progress at various stages to ensure components are being fabricated to meet customers' requirements.

     We believe our commitment to quality control and sound management practices and policies is demonstrated by our successful participation in the International Standards Organization/Quality Systems certification process (ISO/QS). ISO/QS certifications are yearly audits that certify that a company's facilities meet stringent quality and business systems requirements. Without either ISO or QS certification, we would not be able to supply OEMs locally or globally. Of those 76 manufacturing facilities where we have determined that ISO 9000 certification is required or would provide us with an advantage in securing additional business, 95% have achieved ISO 9000 certification and we are pursuing certification of the remaining five percent. Of those 74 manufacturing facilities where we have determined that QS certification is required to service our customers or would provide us with an advantage in securing additional business, 91% have achieved QS-9000 certification, and we are pursuing certification of the remaining 9%.

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

    ENHANCE GLOBAL ENGINEERING AND ADVANCED SYSTEM CAPABILITIES

     We focus on the development of highly engineered systems and complex assemblies and modules, which are designed to provide value-added solutions to customers and generally increase vehicle content and carry higher profit margins than individualized components. In addition, we have developed integrated, electronically linked global engineering and manufacturing facilities, which we believe help us to maintain our presence on top-selling vehicles. We have more than 10 years of experience in integrating systems and modules.

    "OWN" THE PRODUCT LIFE CYCLE

     We seek to leverage our aftermarket expertise, which provides us with valuable consumer demand information, to strengthen our competitive position with OEMs. Our market knowledge, coupled with our leading aftermarket presence, strengthens our ties with our OE customer base and drives OE acceptance of our aftermarket products and technologies for use in original vehicle manufacturing.

    COMMERCIALIZE INNOVATIVE, VALUE-ADDED PRODUCTS

     To differentiate our offerings from those of our competitors, we focus on commercializing innovative, value-added products, both on our own and through strategic alliances, with emphasis on highly engineered systems and complex assemblies and modules. We seek to continually identify and target new, fast-growing niche markets and commercialize our new technologies for these markets, as well as our existing markets.

     For example, in late 1998, we reached an agreement with Ohlins Racing A.B. to jointly develop advanced, electronically controlled suspension damping systems which decrease spring movement and in 2001 Volvo selected a system designed pursuant to our agreement with Ohlins for use in Volvo's P202R model. In February 2002 we entered into an agreement with Vibracoustic GmbH & Co. to develop a pneumatic spring shock absorber (or "Luft Feder Dampfer") system for automotive vehicle and other applications.

    LEVERAGE AFTERMARKET BRAND NAMES

     We manufacture and market leading brand name products. Monroe(R) ride control products and Walker(R) emissions control products, which have been offered to consumers for over 50 years, are two of the most recognized brand name products in the automotive parts industry. We continue to emphasize product value differentiation with these brands and our other primary brands, including:

     - the Monroe Reflex(TM) shock absorber which features an Impact Sensor(TM) device to maintain better tire-to-road contact and improve handling and safety under rough road conditions;

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

     - Walker Perfection(TM) catalytic converters;

     - Clevite(TM) elastomeric vibration control components, which are primarily rubber products used to reduce vibration through "cushioning" a connection or contact point; and

     - in European markets, Walker(TM) and Aluminox(TM) mufflers.

     We are capitalizing on our brand strength by incorporating newly acquired product lines within existing product families. We believe brand equity is a key asset in a time of customer consolidation and merging channels of distribution.

    ACHIEVE GREATER CONTENT PER VEHICLE

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

    DIVERSIFY END MARKETS

     One of our goals is to apply our existing design, marketing and manufacturing capabilities to penetrate a variety of adjacent markets. We believe that our capabilities could be used for heavy-duty vehicle and industrial applications, various recreational vehicles, scooters and bicycles. We expect that expanding into markets other than automotive parts will allow us to capitalize on our advanced technical and manufacturing infrastructure to achieve growth in higher-margin businesses.

    IMPLEMENT ADVANCED MANAGEMENT INITIATIVES: BOS, SIX SIGMA(TM) AND EVA(R)

     We have adopted Business Operating System (BOS) as a disciplined system to promote and manage continuous improvement. BOS focuses on the assembly and analysis of data for quick and effective problem resolution to create more efficient and profitable operations. We are also implementing Six Sigma(TM), a methodology and approach designed to minimize product defects and improve operational efficiencies.

     In late 1999, we engaged Stern Stewart & Co. to assist us in implementing Economic Value Added (EVA(R))(1), a financial tool that more effectively measures how well we employ our capital resources. We have linked the successful application of this management discipline to our incentive compensation program.

    MAINTAIN OPERATING COST LEADERSHIP

     In addition to implementing BOS, Six Sigma and EVA, we intend to continue to reduce costs by:

     - standardizing products and processes throughout our operations;

     - further developing our global supply chain management capabilities;

     - improving our information technology;

     - increasing efficiency through employee training;

     - investing in more efficient machinery; and

     - enhancing the global coordination of costing and quoting procedures.

     Beginning in the fourth quarter of 1998, we commenced a series of steps designed to reduce administrative and operational costs and improve cost management as follows:

     - In the fourth quarter of 1998, we began an operational and administrative restructuring which resulted in the closing of two plant locations and five distribution centers, and the elimination of a total of approximately 752 positions. This restructuring was completed in mid-2000.

     - In December 1999, we implemented a supplemental restructuring plan which involved: the closure in Europe of a ride control manufacturing facility and an exhaust just-in-time plant and the closure or downsizing of four aftermarket distribution centers; the closure in North America of an exhaust manufacturing facility; and the elimination of a total of approximately 780 positions worldwide. With the exception of closing one distribution center in Europe, which we expect to complete in 2002, these activities were completed in 2001.

     - In October 2000, we put in place an additional restructuring plan, which called for the consolidation of our North American aftermarket exhaust production at one plant and a salaried workforce reduction of 700 positions worldwide. This restructuring was substantially complete, with the exception of certain European workforce reductions, by the end of 2001.

     - In December 2000, we realigned our North American original equipment business around its two major product areas -- ride control and emissions control -- and consolidated our program management resources to original equipment manufacturers under a single global team. We also realigned our Japanese original equipment business operations by integrating it with our former international vehicle and emerging market units into a single international group.

     - In January 2001, we undertook a separate initiative to eliminate an additional 405 salaried positions worldwide, 215 of which were taken immediately. This cost-reduction plan is expected to be fully completed by the end of the first quarter of 2002.

---------------

(1) EVA(R) is a registered trademark of Stern Stewart & Co.

     - In December 2001, we began implementing Project Genesis, an initiative designed to optimize our global manufacturing, distribution and logistics footprint. Pursuant to the first phase of this initiative, we plan to close 8 facilities, consolidate or rearrange 20 others to improve work flow and move production assets among some of our plants. We expect to eliminate 900 employees as a result of this initiative, which is expected to be substantially complete by the end of the first quarter of 2002. Future phases of this initiative, which have not yet been finalized, will require approval by our board of directors and, depending upon the costs of the plans, could require approval by our senior lenders.

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

     - In May 2000, we launched one of the industry's first on-line aftermarket customer order management systems -- www.ta-direct.com -- that allows customers to place and track orders 24 hours a day. The new site streamlines purchasing by providing immediate order placement, pricing, stock and order status, and shipment tracking. We currently have over 800 customers registered to use the system, which generates almost 2,500 inquiries per month. In May 2002 we plan to extend ta-direct to ride control, enabling all of our aftermarket customers to place orders on line.

     - In September 2000, we acquired a minority interest in TecCom GmbH, a German e-commerce company founded by a consortium of 20 automotive parts suppliers. TecCom was formed to provide an on-line aftermarket customer order management system for the European market. We are currently testing the TecCom System with two exhaust customers in Germany. We plan to commence testing with two additional German ride control customers in April 2002.

     - In August 2001, we launched a website which permits engineers from our company and General Motors to view and update data required to create new elastomer products

    EXECUTE FOCUSED TRANSACTIONS

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

     - In 2000, we entered into a strategic alliance agreement with Futaba Industrial Co., Ltd., a leading Japanese emissions control manufacturer through which the companies are to jointly evaluate, bid on and obtain awards for OE supply of certain emissions control products and systems for use on "global platforms" requiring significant Japan-based engineering and/or manufacturing support. The goal of the alliance is to bring together our global manufacturing footprint and customer relationships with Futaba's expertise and customer relationships with Japanese OEMs. In connection with the alliance, the two companies also formed a joint venture to develop and produce emission control components and stamped products at our former manufacturing facility in Burnley, England.

     - In July 2001, we formed a joint venture with Yarnapund Ltd., a Thai emissions control system manufacturer, to produce emissions control systems for the Isuzu I-190 vehicle platform to be assembled in Thailand by Isuzu Motors Co. (Thailand) Ltd.

     RIDE CONTROL

     - In 1997, we entered into a joint venture which resulted in our acquisition of majority ownership of Armstrong, a leading South African manufacturer of ride control products. In 2000, we increased our ownership interest in this joint venture to 74.9%.

     - In early 1998, we entered into an agreement with Ohlins Racing AB, a Swedish ride control system manufacturer to jointly develop advanced, electronically controlled suspension dampening systems which decrease spring movement.

     - In early 1999, we completed the acquisition of Kinetic Ltd., an Australian suspension engineering company with advanced roll control technology.

     - In July 2001, we entered into a strategic alliance with Tokico Ltd. a leading Japanese ride control supplier, through which the companies are to jointly evaluate, bid on and obtain awards for OE supply of certain ride control products for use on "global" platforms requiring significant Japan-based engineering and/or manufacturing support. The goal of the alliance is to bring together our global manufacturing footprint and customer relationships with Tokico's expertise and customer relationships with Japanese OEs.

     - In February 2002, we entered into a cooperation agreement with Vibracoustic GmbH & Co. KG, a German manufacturer of pneumatic spring and related systems, pursuant to which the companies plan to work together to develop a pneumatic spring shock absorber or "Luft-Feder-Dampfer" system for automotive vehicle and other technical applications.

OTHER

     As of March 1, 2002, we had approximately 20,145 employees, approximately 55% of which were covered by collective bargaining agreements and approximately 36% of which are governed by European works councils. Twenty-seven of our existing labor agreements, covering approximately 40% of our employees, are scheduled for renegotiation in 2002. We regard our employee relations as generally satisfactory.

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

                             ENVIRONMENTAL MATTERS

     We estimate that we and our subsidiaries will make capital expenditures for environmental matters of approximately $3 million in 2002 and approximately $1 million in 2003.

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

     Walker operates 11 manufacturing facilities in the U.S. and 34 manufacturing facilities outside of the U.S. Walker operates five engineering and technical facilities worldwide and shares two other such facilities with Monroe. Fourteen of Walker's plants are JIT facilities.

     Monroe operates eight manufacturing facilities in the U.S. and 23 manufacturing facilities outside the U.S. Monroe operates seven engineering and technical facilities worldwide and shares two other such facilities with Walker. Five of Monroe's plants are JIT facilities.

     The above described manufacturing locations outside of the U.S. are located in Canada, Mexico, Belgium, Spain, the United Kingdom, the Czech Republic, Turkey, South Africa, France, Denmark, Sweden, Germany, Poland, Portugal, Argentina, Brazil, Australia, New Zealand, China, and India. We also have sales offices located in Australia, Argentina, Canada, Italy, Japan, Poland, Russia, Singapore, Thailand and Sweden.

     We own approximately one half of the properties described above and lease the other half. We hold nine of the above-described international manufacturing facilities through seven joint ventures in which we own a controlling interest and hold four others through four joint ventures in which we own a non-controlling interest. We also have distribution facilities at our manufacturing sites and at a few offsite locations, substantially all of which we lease.

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

ITEM 3. LEGAL PROCEEDINGS.

     At December 31, 2001, we had been designated as a potentially responsible party in two Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities and we estimate our share of remediation costs at these facilities to be approximately $17 million. For both the Superfund sites and our current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities has been considered, where appropriate, in our determination of our estimated liability.

     As we previously disclosed, we undertook a third-party evaluation of estimated environmental remediation costs at one of our facilities beginning in 2000. The evaluation was initiated as a result of testing that indicated the potential underground migration of some contaminants beyond our facility property. We completed and analyzed the results of our evaluation of contamination and migration from that facility. We initially increased the reserve by $3 million in the fourth quarter of 2000 and $5 million in the first quarter of 2001. However, through further investigation of alternative remediation technologies we were able to identify a more efficient technology and reduced the reserve by $4 million in the fourth quarter of 2001.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position. For additional information concerning environmental matters, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the caption "Environmental Matters" under Note 11 to the Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries, included as Item 8.

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

     No matters were submitted to the vote of security holders during the fourth quarter of 2001.

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following provides information concerning the persons who serve as our executive officers as of March 1, 2002. Each of these individuals, other than Kenneth Trammell, Hari Nair, Brent Bauer and Neal Yanos, were named as executive officers of our company effective November 4, 1999, the day of the 1999 Spin-off, at which time our then-existing executive officers resigned. Mr. Trammell was made an executive officer in December 1999. Mr. Yanos became an executive officer in December 2000, Mr. Nair was made an executive officer in January 2001 and Mr. Bauer became an executive officer in July 2001. Prior to becoming our executive officers, many of these individuals had served in our automotive operations. Accordingly, for periods prior to November 4, 1999, references to service to "us" or "our company" reflect services to Tenneco's automotive operations.

                    NAME (AND AGE AT
                   DECEMBER 31, 2001)                                     OFFICES HELD
                   ------------------                     --------------------------------------------
Mark P. Frissora (46)...................................  Director
                                                          Chairman, President and Chief Executive
                                                          Officer
Timothy R. Donovan (46).................................  Executive Vice President, General Counsel
                                                          and Managing Director -- International
Hari N. Nair (41).......................................  Executive Vice President and Managing
                                                          Director -- Europe
Mark A. McCollum (42)...................................  Senior Vice President and Chief Financial
                                                          Officer
Richard P. Schneider (54)...............................  Senior Vice President -- Global
                                                          Administration
Timothy E. Jackson (45).................................  Senior Vice President -- Global Technology
David G. Gabriel (43)...................................  Senior Vice President and General Manager --
                                                          North American Aftermarket
Brent Bauer (46)........................................  Senior Vice President and General Manager --
                                                          North American and European Original
                                                          Equipment Emissions Control
Neal Yanos (40).........................................  Vice President and General Manager -- North
                                                          American Original Equipment Ride Control
Kenneth R. Trammell (41)................................  Vice President and Controller

     MARK P. FRISSORA -- Mr. Frissora became our Chief Executive Officer in connection with the 1999 Spin-off and has been serving as President of the automotive operations since April 1999. In March 2000, he was also named our Chairman. From 1996 to April 1999, he held various positions within our automotive operations, including Senior Vice President and General Manager of the worldwide original equipment business. Mr. Frissora joined our company in 1996 from AeroquipVickers Corporation, where he served since 1991 as a Vice President. In the 15 years prior to joining AeroquipVickers, he spent 10 years with General Electric and 5 years with Philips Lighting Company in management roles focusing on product development and marketing. He is a member of The Business Roundtable and the World Economic Forum's Automotive Board of Governors.

     TIMOTHY R. DONOVAN -- Mr. Donovan was named Managing Director of our International Group in May 2001 with responsibility for all operations in Asia and South America, as well as our Japanese OE business worldwide. He was named Senior Vice President and General Counsel of our company in August 1999. He was promoted to Executive Vice President in December 2001. Mr. Donovan also is in charge of our worldwide Environmental, Health and Safety Program. Mr. Donovan was a partner in the law firm of Jenner & Block from 1989 until his resignation in September 1999, and most recently served as the Chairman of Jenner & Block's Corporate and Securities Department and as a member of its Executive Committee.

     HARI N. NAIR -- Mr. Nair was named our Senior Vice President and Managing Director -- International in December 2000 and was promoted to Executive Vice President and Managing Director -- Europe effective June 2001. Prior to December 2000, Mr. Nair was the Vice President and Managing Director -- Emerging Markets. Previously, Mr. Nair was the Managing Director for Tenneco Automotive Asia, based in Singapore and responsible for all operations and development projects in Asia. He began his career with Tenneco Inc. in 1987, holding various positions in strategic planning, marketing, business development, and finance. In 1992 he was named Director, Total Quality Management System for Tenneco Automotive, and later named Director of International Business Development. Prior to joining Tenneco, Mr. Nair was a senior financial analyst at General Motors focusing on European operations.

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

     RICHARD P. SCHNEIDER -- Mr. Schnieder was named as our Senior Vice President -- Global Administration in connection with the 1999 Spin Off and is responsible for the development and implementation of human resources programs and policies and employee communications activities for our worldwide operations. Prior to the 1999 Spin Off, Mr. Schneider served as our Vice President-Human Resources. He joined us in 1994 from International Paper Company where, during his 20 year tenure, he held key positions in labor relations, management development, personnel administration and equal employment opportunity.

     TIMOTHY E. JACKSON -- Mr. Jackson joined us as Senior Vice President and General Manager -- North American Original Equipment and Worldwide Program Management in June 1999. He served in this position until August 2000, at which time he was named Senior Vice President -- Global Technology. Mr. Jackson joined us from ITT Industries where he was President of that company's Fluid Handling Systems Division. With over 20 years of management experience, 14 within the automotive industry, he was also Chief Executive Officer for HiSAN, a joint venture between ITT Industries and Sanoh Industrial Company. Mr. Jackson has also served in senior management positions at BF Goodrich Aerospace and General Motors Corporation.

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

     BRENT BAUER -- Mr. Bauer joined Tenneco Automotive in August 1996 as a Plant Manager and was named Vice President and General Manager -- European Original Equipment Emission Control in September 2000. He was promoted to his current position in July 2001. Prior to joining Tenneco, he was employed at Aeroquip/Vickers Corporation for 10 years in positions of increasing responsibility serving most recently as Director of Operations.

     NEAL YANOS -- Mr. Yanos was named our Vice President and General
Manager -- North American Original Equipment Ride Control in December 2000. He joined our Monroe ride control division as a process engineer in 1988 and since that time has served in a broad range of assignments including product engineering, strategic planning, business development, finance, program management and marketing, including most recently Director of our North American original equipment GM/VW business unit. Before joining our company, Mr. Yanos was employed in various engineering positions by Sheller Globe Inc. (now part of Lear Corporation) from 1985 to 1988.

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

                                                                 SALES PRICES
                                                              -------------------    DIVIDENDS
QUARTER                                                         HIGH        LOW        PAID
-------                                                         ----        ---      ---------
2001
  1st.......................................................  $ 4.2500     2.6200      $ --
  2nd.......................................................    4.4900     2.4000        --
  3rd.......................................................    5.4500     1.8600        --
  4th.......................................................    2.3000     1.3500        --
2000
  1st.......................................................  $11.5000    $7.0000      $.05
  2nd.......................................................    9.5000     5.2500       .05
  3rd.......................................................    7.6250     4.8125       .05
  4th.......................................................    5.3125     2.5000       .05

     As of March 1, 2002, there were approximately 86,000 holders of record of our common stock, including brokers and other nominees.

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

ITEM 6. SELECTED FINANCIAL DATA.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                    YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
                                                2001(A)       2000(A)       1999(A)       1998(A)       1997(A)
                                                -------       -------       -------       -------       -------
                                                         (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENTS OF INCOME DATA:
  Net sales and operating revenues from
    continuing operations --
    North America..........................    $    1,799    $    1,956    $    1,749    $    1,670    $    1,704
    Europe.................................         1,305         1,292         1,273         1,278         1,204
    Other..................................           318           348           297           316           351
    Intergroup sales.......................           (58)          (68)          (59)          (45)          (55)
                                               ----------    ----------    ----------    ----------    ----------
                                               $    3,364    $    3,528    $    3,260    $    3,219    $    3,204
                                               ==========    ==========    ==========    ==========    ==========
  Income from continuing operations before
    interest expense, income taxes, and
    minority interest --
    North America..........................    $       52    $       68    $      166    $       58    $      216
    Europe.................................            23            40            44           155           153
    Other..................................            17            12           (62)           14            26
                                               ----------    ----------    ----------    ----------    ----------
         Total.............................            92           120           148           227           395
  Interest expense (net of interest
    capitalized)(b)........................           170           186           106            69            58
  Income tax expense.......................            51           (27)           82            13            80
  Minority interest........................             1             2            23            29            23
                                               ----------    ----------    ----------    ----------    ----------
  Income (loss) from continuing
    operations.............................          (130)          (41)          (63)          116           234
  Income (loss) from discontinued
    operations, net of income tax(c).......            --            --          (208)          139           127
  Extraordinary loss, net of income
    tax(d).................................            --            (1)          (18)           --            --
  Cumulative effect of changes in
    accounting principles, net of income
    tax(e).................................            --            --          (134)           --           (46)
                                               ----------    ----------    ----------    ----------    ----------
  Net income (loss) to common stock........    $     (130)   $      (42)   $     (423)   $      255    $      315
                                               ==========    ==========    ==========    ==========    ==========
  Average number of shares of common stock
    outstanding
    Basic..................................    37,779,837    34,735,766    33,480,686    33,701,115    34,052,946
    Diluted................................    38,001,248    34,906,825    33,656,063    33,766,906    34,160,327
  Earnings (loss) per average share of
    common stock --
    Basic:
      Continuing operations................    $    (3.43)   $    (1.18)        (1.87)         3.45          6.87
      Discontinued operations(c)...........            --            --         (6.23)         4.13          3.73
      Extraordinary loss(d)................            --          (.02)         (.55)           --            --
      Cumulative effect of changes in
         accounting principles(e)..........            --            --         (3.99)           --         (1.35)
                                               ----------    ----------    ----------    ----------    ----------
                                               $    (3.43)   $    (1.20)   $   (12.64)   $     7.58    $     9.25
                                               ==========    ==========    ==========    ==========    ==========
    Diluted:
      Continuing operations................    $    (3.43)   $    (1.18)        (1.87)         3.44          6.85
      Discontinued operations(c)...........            --            --         (6.23)         4.12          3.72
      Extraordinary loss(d)................            --          (.02)         (.55)           --            --
      Cumulative effect of changes in
         accounting principles(e)..........            --            --         (3.99)           --         (1.35)
                                               ----------    ----------    ----------    ----------    ----------
                                               $    (3.43)   $    (1.20)   $   (12.64)   $     7.56    $     9.22
                                               ==========    ==========    ==========    ==========    ==========
  Cash dividends per common share..........    $       --    $      .20    $     4.50    $     6.00    $     6.00

                                                                    YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
                                                2001(A)       2000(A)       1999(A)       1998(A)       1997(A)
                                                -------       -------       -------       -------       -------
                                                      (MILLIONS EXCEPT SHARE, PER SHARE AND RATIO AMOUNTS)
BALANCE SHEET DATA:
  Net assets of discontinued
    operations(c)..........................    $       --    $       --    $       --    $    1,739    $    1,771
  Total assets.............................         2,681         2,886         2,943         4,759         4,682
  Short-term debt(b).......................           191            92            56           304            75
  Long-term debt(b)........................         1,324         1,435         1,578           671           713
  Debt allocated to discontinued
    operations(b)..........................            --            --            --         2,456         2,123
  Minority interest........................            15            14            16           407           408
  Shareholders' equity.....................            74           330           422         2,504         2,528
STATEMENT OF CASH FLOWS DATA:
  Net cash provided (used) by operating
    activities.............................    $      141    $      234    $     (254)   $      532    $      519
  Net cash (used) by investing
    activities.............................          (126)         (157)       (1,188)         (754)         (887)
  Net cash provided (used) by financing
    activities.............................             3          (123)        1,495           216           354
  Capital expenditures for continuing
    operations.............................           127           146           154           195           221
OTHER DATA:
  EBITDA(f)................................    $      245    $      271    $      292    $      377    $      505
  Ratio of earnings to fixed charges(g)....            .6            .6           1.0           2.2           4.8

-------------------------
NOTE: Our financial statements which are discussed in the following notes are included in this Form 10-K. They cover the three years ended December 31, 2001.
(a) For a discussion of the significant items affecting comparability of the financial information for the years ended 2001, 2000, and, 1999, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have reduced revenues for 2000, 1999, 1998, and 1997 by $21 million, $19 million, $18 million, and $22 million, respectively, to reflect the reclassification of certain sales incentives that were previously shown in selling, general, and administrative expense. You should read Note 1 to the financial statements for further information about this required accounting change.

(b) Debt amounts for 1998 and 1997, and for 1999 through November 4, 1999, are net of allocations of corporate debt to the net assets of our discontinued specialty packaging and paperboard packaging segments. Interest expense for periods presented is net of interest expense allocated to income from discontinued operations. These allocations of debt and related interest expense are based on the ratio of our investment in the specialty packaging and paperboard packaging segments' respective net assets to our consolidated net assets plus debt. You should also read Notes to the Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries for more information.

(c) Discontinued operations reflected in the above periods consist of our (1) specialty packaging segment, which was discontinued in August 1999 and (2) paperboard packaging segment, which was discontinued in June 1999. You should also read Notes to the Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries for more information.

(d) Represents our costs related to prepayment of debt, the 1999 loss recognized in connection with the contribution of the containerboard assets to a new joint venture, and the 1999 loss recognized in the spin-off of Tenneco Packaging Inc. You should also read Notes to the Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries for more information.

(e) In 1999, we implemented the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." In addition, effective January 1, 1999, we changed our method of accounting for customer acquisition costs from a deferred method to an expense-as-incurred method. In 1997, we implemented the Financial Accounting Standards Board's Emerging Issues Task Force Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation." You should also read Notes to the Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries for additional information.

(f) EBITDA represents income from continuing operations before interest expense, income taxes, minority interest and depreciation and amortization. EBITDA is not a calculation based upon generally accepted accounting principles. The amounts included in the EBITDA calculation, however, are derived from amounts included in the historical statements of income data. In addition, EBITDA should not be considered as an alternative to net income or operating income as an indicator of our operating performance, or as an alternative to operating cash flows as a measure of liquidity. We have reported EBITDA because we believe EBITDA is a measure commonly reported and widely used by investors and other interested parties as an indicator of a company's ability to incur and service debt. We believe EBITDA assists investors in comparing a company's performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon accounting methods, particularly when acquisitions are involved, or nonoperating factors. However, the EBITDA measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation.

(g) For purposes of computing this ratio, earnings generally consist of income from continuing operations before income taxes and fixed charges excluding capitalized interest. Fixed charges consist of interest expense, the portion of rental expense considered representative of the interest factor and capitalized interest. For purposes of computing these ratios, preferred stock dividends have been included in the calculations on a pre-tax basis. For 2001 and 2000, earnings were insufficient by $81 million and $74 million, respectively, to cover fixed charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     As you read the following review of our financial condition and results of operations, you should also read our financial statements and related notes beginning on page 53.

BACKGROUND

     Tenneco Automotive Inc., is one of the world's leading manufacturers of automotive emissions control and ride control products for both the original equipment and aftermarket. We completed the separation of our packaging business in a series of transactions during 1999, culminating in the spin-off to our shareholders of the common stock of Pactiv Corporation (formerly known as Tenneco Packaging, Inc.), on November 4, 1999. As a result, our former specialty and paperboard packaging operations are presented as discontinued operations in the accompanying financial statements. You should read Note 3 to the financial statements for more information about our discontinued operations.

YEARS 2001 AND 2000

  OPERATING UNITS RESULTS

     Net Sales and Operating Revenues

                                                             2001     2000    % CHANGE
                                                            ------   ------   --------
                                                              (MILLIONS)
North America.............................................  $1,790   $1,946      (8)%
Europe....................................................   1,266    1,247       2
Rest of World.............................................     308      335      (8)
                                                            ------   ------
                                                            $3,364   $3,528      (5)
                                                            ======   ======

     Results for 2000 have been reclassified for comparability to reflect a change in how we record certain sales incentives. Effective January 1, 2001, we changed the way we classify some sales incentives in accordance with the May 2000 consensus reached by the Financial Accounting Standards Board's Emerging Issues Task Force on Issue No. 00-14, Accounting for Certain Sales Incentives. The impact of this reclassification on 2000 results was a reduction in net sales of $21 million with an offsetting reduction in selling, general and administrative expense.

     Our North American revenues decreased $156 million in 2001 compared to 2000 reflecting lower sales generated from both our original equipment and aftermarket businesses. OE revenues declined 8 percent to $1,275 million in the current year due mostly to significant OE production cutbacks in both the light and heavy-duty vehicle segments as vehicle manufacturers adjusted production levels in the face of a slowing economy. OE emissions control revenues declined 5 percent; however, excluding a $68 million increase in catalytic converter revenues due to increased cost of precious metals that are passed through to our customers, OE emissions control revenues declined 16 percent. These "pass-through" catalytic converter sales occur when, at the direction of our OE customer, we purchase catalytic converters or components from suppliers, use them in our manufacturing process, and sell them as part of the completed system. OE ride control revenues were down 15 percent for the year. Lower ride control volumes, especially in our heavy-duty elastomer business, contributed to the decline in OE ride control revenues. Contributing to the volume reduction was a decrease in the North American light vehicle build rate from 17.3 million units in 2000 to 15.5 million units in 2001, and a decline in the heavy duty vehicle build rate from 358 thousand units in 2000 to 233 thousand units in 2001. OE price reductions in both ride control and emissions control also contributed $11 million to the North America revenue decrease. Aftermarket revenues were $515 million in 2001, representing a decline of 7 percent from the previous year. Lower industry volumes continue to impact our North American aftermarket business. Aftermarket emissions control revenues decreased 10 percent in 2001, while our aftermarket ride control revenues declined 4 percent compared to a year ago. Lower volumes accounted for $57 million of the reduction in aftermarket revenues. This was partially offset by revenues from a new large ride control customer beginning in the third quarter of 2001.

Price increases implemented on some products in North America in the first and second quarters of 2001 have taken hold and have more than offset negative price adjustments that were initiated during 2000. Overall, we believe our share of the North American ride control aftermarket increased 3 percentage points to 52 percent at the end of 2001, reflecting the addition of new customers. However, our share of the North American emissions control aftermarket decreased 3 percentage points to 35 percent at the end of 2001 due to sales to our existing customers. There were no significant changes in our North American emissions control aftermarket customer base in 2001.

     Our European segment's revenues increased $19 million in 2001 compared to last year. OE revenues increased 9 percent to $962 million in the year. Contributing to the OE revenue increase were stronger exhaust volumes, which added $144 million of additional revenue, in both our new and existing programs. Rising precious metal prices that we have passed through to our OE exhaust customers are $82 million of the increase. Excluding the impact of these pass-through sales, OE exhaust revenues would have increased 3 percent. Offsetting the volume increase was the devaluation of currency which reduced exhaust revenues by $32 million. Ride control revenues were down 8 percent year over year. Lower volumes reduced revenues by $14 million. Also the devaluation of European currencies resulted in a reduction in OE ride control revenues of $9 million in 2001. Excluding these currency impacts, overall European OE revenues would have increased 14 percent in 2001 compared to the prior year. The overall European build rate was 19.5 million units compared to 19.9 million units in 2000. The primary reason that our European OE revenues exceeded the build rate decrease was a higher level of pass-through sales in our exhaust business. European aftermarket revenues were $304 million in 2001 compared to $367 million in the prior year. This 17 percent decline resulted from the continued softness of the aftermarket industry combined with declining exhaust replacement rates due primarily to the increasing original equipment use of longer lasting stainless steel. Price increases that relate to our global aftermarket pricing strategy provided favorable results in 2001, contributing some positive revenue growth and helping to partially offset the impact from lower volumes. Negatively impacting European aftermarket revenue was the devaluation of European currencies, which reduced revenues by $10 million.

     Revenues from our operations in the rest of the world, specifically South America, Australia and Asia, decreased $27 million in 2001 primarily due to the $38 million impact of foreign currency translation. Excluding these currency impacts, total revenues for the rest of the world would have increased 3 percent compared to the same period last year. The impact of foreign currency was $24 million in South America and $14 million in Australia. This was partially offset by strong volume growth in South America and Asia. The South America volume growth is attributable to several new OE programs. In Asia, OE volumes increased due to new platforms in production at our exhaust manufacturing facility in Shanghai.

     Income Before Interest Expense, Income Taxes, and Minority Interest
("EBIT")

     We reported EBIT of $92 million in 2001 compared to $120 million in 2000. Reported results for both years include restructuring and other charges that have an effect on comparability of EBIT results between the years. As a result of the 1999 spin-off, we provided an analysis of stand alone costs for comparability of 1999 to 2000. These are not necessary for the 2001 to 2000 comparisons as they each reflect a full year of stand alone costs. For further discussion on prior year stand alone costs, see "Years

2000 and 1999 - Operating Results - EBIT." The following tables reflect the impact on each segment of the restructuring and other charges.

                                                                  YEAR ENDED DECEMBER 31, 2001
                                                              ------------------------------------
                                                                         RESTRUCTURING   OPERATING
                                                              REPORTED     AND OTHER       UNIT
                                                              RESULTS       CHARGES       RESULTS
                                                              --------   -------------   ---------
                                                                           (MILLIONS)
North America...............................................    $52           $27          $ 79
Europe......................................................     23            24            47
Rest of World...............................................     17             4            21
Other.......................................................     --            --            --
                                                                ---           ---          ----
                                                                $92           $55          $147
                                                                ===           ===          ====

                                                                  YEAR ENDED DECEMBER 31, 2000
                                                              ------------------------------------
                                                                         RESTRUCTURING   OPERATING
                                                              REPORTED     AND OTHER       UNIT
                                                              RESULTS       CHARGES       RESULTS
                                                              --------   -------------   ---------
                                                                           (MILLIONS)
North America...............................................    $ 68          $44          $112
Europe......................................................      40           13            53
Rest of World...............................................      16            4            20
Other.......................................................      (4)           4            --
                                                                ----          ---          ----
                                                                $120          $65          $185
                                                                ====          ===          ====

     In the preceding table, amounts reported as restructuring and other charges for 2001 include: $42 million related to the 2001 restructuring plans; $9 million for other restructuring related costs and expenses such as relocation and moving costs that could not be accrued as part of the restructuring reserve; $2 million for environmental remediation activity, principally in Europe; and $2 million related to costs associated with the amendment of certain terms of our senior credit facility in early 2001. Amounts reported as restructuring and other charges for 2000 include: $46 million related to the 2000 restructuring plans; $15 million for other related costs and expenses that could not be accrued as part of the restructuring reserve; $13 million related to a stock option buyback and a $9 million reversal of a reserve for the transaction costs related to the November 1999 spin-off of Pactiv. For further details of these costs see the sections entitled "Restructuring Charges" and "Liquidity and Capital Resources - Capitalization" elsewhere in this Management's Discussion and Analysis. The following discussion of our EBIT results for 2001 and 2000 compares the columns in the tables above titled "Operating Unit Results."

     EBIT for North American operations decreased to $79 million in 2001 from $112 million a year ago. North American OE EBIT decreased $59 million from the prior year. A drop in both light and heavy-duty vehicle production volumes and a decline in the higher margin elastomer business combined to reduce EBIT for the North American OE business by $24 million. Also, unfavorable pricing impacts were $13 million and we incurred $7 million in higher costs primarily related to engineering for new vehicle launches. Foreign currency losses, mostly attributable to declines in the Canadian dollar, were $5 million. Our restructuring actions saved $7 million. This was, however, more than offset by higher overhead costs. North American aftermarket EBIT increased $26 million over the prior year. Lower selling, general and administrative overhead expenses and cost savings generated from our restructuring efforts improved EBIT by $42 million. Also contributing $6 million to the aftermarket EBIT increase were price increases implemented in the first and second quarters of 2001, which have more than offset negative price adjustments implemented during 2000. Lower volumes resulted in a $17 million decrease in EBIT. Additionally, we incurred increased customer changeover costs of $7 million compared to last year, primarily associated with a new ride control customer.

     Our European segment's EBIT decreased $6 million to $47 million in 2001 versus the prior year. European OE EBIT decreased by $8 million from the prior year. Foreign currency movements negatively impacted OE EBIT by $4 million in the period. Lower volumes and negative pricing also contributed to the reduction. Our European aftermarket EBIT increased by $2 million from the prior year. Improved pricing contributed $13 million to EBIT in the year. Lower selling, general and administrative expenses also generated $18 million. Offsetting these increases were lower volumes which decreased EBIT by $27 million.

     EBIT for our operations in the rest of the world increased by $1 million in 2001 compared with the prior year. EBIT for our Asia operations improved due to stronger volumes in our OE exhaust operations in Shanghai. This increase was partially offset by the impact of foreign currency devaluation of $2 million.

     EBIT as a Percentage of Revenue

     The following table shows EBIT as a percentage of revenue by segment. The EBIT percentage is calculated after excluding the "Restructuring and Other Charges" described previously.

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                   ---------------
                                                                   2001       2000
                                                                   ----       ----
North America...............................................         4%         6%
Europe......................................................         4%         4%
Rest of World...............................................         7%         6%
          Total Tenneco Automotive..........................         4%         5%

     In North America, EBIT as a percentage of revenue decreased by 2 percent. Production cuts by vehicle manufacturers, declines in higher-margin elastomer sales, pricing pressure from vehicle manufacturers and the increase in pass-through converter sales contributed to the lower margins in our OE business. In the North America aftermarket, EBIT as a percentage of revenue improved due to lower selling, general and administrative expenses and increased prices. In Europe, EBIT margins remained flat despite a 2 percent increase in revenues. This is due to the pass-through sales, which generally have a very low margin, becoming a greater percentage of total revenues. Significant improvements in OE exhaust operations were offset by costs associated with the Polish ride control plant start-up, reserves for bad debt, currency impacts and lower aftermarket volumes. EBIT as a percentage of revenue for the rest of the world increased one percent year over year despite the impact of foreign currency devaluation. Stronger volumes and improved mix offset the foreign currency devaluation.

     Restructuring and Other Charges

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

     The 1999 plan involved closing a ride control manufacturing facility and an exhaust plant in Europe, closing or downsizing four European aftermarket distribution centers, closing a North American exhaust manufacturing facility plus employee reductions of approximately 780. Over 750 employees have been terminated under the 1999 plan as of December 31, 2001. We have delayed closing one European aftermarket distribution location as a result of customer requirements. Actions necessary to complete closing the operation of this location as an aftermarket distribution center are in process, and we expect to complete those actions in 2002. However, we have now determined that we will continue to use the facility in our manufacturing operations. The fourth quarter 2001 restructuring plan described below includes the cost to close a nearby manufacturing facility. Those operations will be moved to the former distribution facility and some of the existing workforce will remain. Therefore, we adjusted the cost to complete the 1999 plan downward by $3 million during the fourth quarter of 2001, representing primarily severance and other related costs that will no longer be incurred. The reversal is reflected in cost of sales in the 2001 income statement. This completes all our restructuring actions related to the 1999 plan.

     In the fourth quarter of 2000, our Board of Directors approved a restructuring plan to further reduce administrative and operational overhead costs. We recorded, in the fourth quarter of 2000, a pre-tax charge related to the plan of $46 million, $32 million after tax, or $.92 per diluted common share. Within the statement of income, $13 million of the pre-tax charge is reflected in cost of sales, while $33 million is included in selling, general, and administrative expenses. The charge is comprised of $24 million of severance and related costs for salaried employment reductions worldwide and $22 million for the reduction of manufacturing and distribution capacity in response to long-term market trends. The 2000 plan involved closing a North American aftermarket exhaust distribution facility and a ride control manufacturing plant in our Asian market, as well as the consolidation of some exhaust manufacturing facilities in Europe. In addition, the plan involves the elimination of 700 positions, including temporary employees. We wrote down the assets at the locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that cash proceeds on the sale of these assets will be significant. As of December 31, 2001, 600 employees have been terminated under the 2000 plan primarily in North America and Europe. Additionally, 57 temporary employees have been terminated. All restructuring actions are being completed in accordance with our established plan. We expect to complete all restructuring activities related to this plan by the end of the first quarter of 2002. We are conducting all workforce reductions in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

     Also in the fourth quarter of 2000, we recorded other charges of $15 million, $10 million after tax, or $.29 per diluted common share. These charges related to a strategic decision to reduce some of the aftermarket parts we offer and to relocation expenses incurred associated with the restructuring plans. The aftermarket parts were written down to their estimated scrap value less costs to sell.

     In the first quarter of 2001, our Board of Directors approved a restructuring plan in response to increasingly difficult industry conditions. On January 31, 2001, we announced plans to eliminate up to 405 salaried positions worldwide. We recorded pre-tax charges related to the restructuring of $11 million, $8 million after tax, or $.21 per diluted common share. Within the statement of income, $2 million of the pre-tax charge is reflected in cost of sales, while $9 million is included in selling, general, and administrative expenses. These charges are comprised of $8 million for severance and related costs for salaried employment reductions worldwide and $3 million for costs related to closing a testing facility in North America. As of December 31, 2001, we have eliminated 300 positions in connection with the first quarter 2001 plan. We estimate that we will complete these restructuring activities in the first quarter of 2002. All workforce reductions are being done in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

     In the second quarter of 2001, our Board of Directors approved a separate restructuring plan related to closing a North American ride control production line. We recorded pre-tax charges related to the plan of $8 million, $6 million after tax, or $.16 per diluted common share. Within the statement of income, the $8 million charge is included in cost of sales. We wrote down the assets to their fair market value, less costs to sell. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose. Cash proceeds from the sale of these assets were not significant. All restructuring activities related to this plan have been completed.

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, the first phase of a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. The plan involves closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The facilities include an aftermarket plant and an aftermarket distribution operation in Europe, one building at an emissions control plant complex in North America, a technology facility in North America, and our London-based treasury office. We expect to eliminate 900 employees as a result of these actions. In the fourth quarter of 2001, we recorded pre-tax charges related to the plan of $27 million. Within the statement of income, $23 million of the pre-tax charge is reflected in cost of sales, while $4 million is included in selling, general and administrative expenses. These charges are comprised of $18 million in severance and $9 million for equipment lease cancellation, asset impairment, and other restructuring costs to close the eight facilities. We wrote down the assets at locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We also recorded a pre-tax charge of $4 million in cost of sales related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. The aftermarket parts were written down to their estimated scrap value, less cost to sell. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter for the value mapping and rearrangement of one of our emissions control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $.81 per diluted common share. We expect to complete all restructuring activities related to this plan by early 2003. We are conducting all workforce reductions in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

     In addition to the fourth quarter 2001 charges, we expect to incur other costs during 2002 for moving and rearrangement costs related to Project Genesis that cannot be accrued as part of the restructuring charge. We currently estimate these costs will be about $15 million, and they will be expensed as they are incurred. We also incurred $4 million during 2001 for other restructuring related costs and expenses such as relocation and moving costs that could not be accrued as part of our earlier restructuring reserves.

     When complete, we expect that the series of restructuring actions initiated in the fourth quarter of 2001 will generate annualized savings of $30 million.

     Amounts related to our restructuring plans, including the plans we initiated in 2001, 2000 and 1999, are shown in the following table.

                       DECEMBER 31, 2000                                         CHARGED TO   IMPACT OF   DECEMBER 31, 2001
                         RESTRUCTURING     RESTRUCTURING   RESERVE      CASH       ASSET      EXCHANGE      RESTRUCTURING
                            RESERVE           CHARGES      REVERSAL   PAYMENTS    ACCOUNTS      RATES          RESERVE
                       -----------------   -------------   --------   --------   ----------   ---------   -----------------
Severence............         $23               $26          $(2)       $(23)       $ --         $(1)            $23
Asset impairment.....          --                17           --          --         (13)         --               4
Other................           3                 7           (1)         (2)         --          (1)              6
                              ---               ---          ---        ----        ----         ---             ---
                              $26               $50          $(3)       $(25)       $(13)        $(2)            $33
                              ===               ===          ===        ====        ====         ===             ===

     In addition to the announced actions, we are evaluating additional opportunities, including additional phases of Project Genesis to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution, and manufacturing footprint for the future. Any actions that we take will require review and approval by the Board of Directors and, depending upon the cost of the plans, could require approval by our senior lenders. See "Liquidity and Capital Resources". We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives, and others.

     Interest Expense, Net of Interest Capitalized

     We reported interest expense of $170 million during 2001, compared to $186 million during 2000. The decrease in our total interest expense is primarily due to lower interest rates on our variable rate debt. See more detailed explanations on our debt structure in "Liquidity and Capital
Resources -- Capitalization" later in this Management's Discussion and Analysis.

     Income Taxes

     We recorded a tax expense during 2001 of $51 million. Tax expense for 2001 included a $66 million expense for repatriation of earnings from some of our foreign subsidiaries. We took this action to better facilitate movement of cash balances among our overseas subsidiaries while minimizing cash tax payments in foreign jurisdictions. Our effective tax rate before this change was a 19 percent benefit on our pre-tax loss. The primary reason that this differs from our statutory tax rate of 35 percent is the non-deductible portion of our restructuring charges. See Note 6 to the financial statements for a reconciliation of our tax expense to the statutory rate.

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

     Earnings Per Share

     Losses from continuing operations per diluted common share were $3.43 for the year ended December 31, 2001 compared to $1.18 per diluted common share in the prior period. Included in the results for 2001 are the impacts from charges related to our restructuring plans, the tax charge for repatriation of foreign earnings, environmental remediation activities and the costs related to the amendment of certain terms of the senior credit facility in early 2001. The cumulative negative effect of these items on earnings per diluted common share was $2.95 in 2001. The significant pieces of this impact were comprised of the repatriation of foreign earnings of $1.73 and the restructuring charges taken in the first, second and fourth quarters which were $1.14. Included in the results for 2000 are impacts from charges related to our restructuring plans, stock option buyback program, and the reversal of the reserve for transaction costs related to the November 1999 spin-off of Pactiv. The cumulative negative effect of these items on earnings per diluted common share was $1.28. In addition, for the year ended December 31, 2000, we recorded an extraordinary loss of $0.02 per diluted common share due to the early retirement of debt.

  CRITICAL ACCOUNTING POLICIES

     We prepare our financial statements in accordance with accounting principles generally accepted in the U.S. Preparing our financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some critical areas where estimates are required. You should also review Note 1 to the financial statements for further discussion of significant estimates.

     We recognize revenue for sales to our original equipment and aftermarket customers under the terms of our arrangements with those customers, generally at the time of shipment from our plants or distribution centers. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. We have not experienced any material differences between these estimates and our actual costs.

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At December 31, 2001 we had $19 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels.

     We have a U.S. Federal tax net operating loss carryforward at December 31, 2001 of $461 million, which will expire in varying amounts from 2019 to 2021. The federal tax effect of that NOL is $161 million, and is recorded as an asset on our balance sheet at December 31, 2001. We estimate, based on available evidence, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL's, and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet. For more information regarding our income taxes, you should read Note 6 to the financial statements.

  CHANGES IN ACCOUNTING PRINCIPLES

     In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5. "Reporting on the Costs of Start-up Activities," which requires costs of start-up activities to be expensed as incurred. This statement was effective for fiscal years beginning after December 15, 1998. The statement requires previously capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Prior to January 1, 1999, we capitalized certain costs related to start-up activities, primarily pre-production design and development costs for new original equipment automobile platforms. We adopted SOP 98 -5 on January 1, 1999, and recorded an after-tax charge for the cumulative effect of this change in accounting principle of $102 million (net of a $50 million tax benefit), or $3.04 per diluted common share.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133. "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. We adopted this standard, as amended by SFAS No. 138 in June 2000, effective January 1, 2001 and it did not have a significant impact on our financial position or results of operations.

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

     In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. Consequently, beginning January 1, 2001, we classified some incentives that were previously shown in selling, general and administrative expense as a reduction in revenues. As a result of this change, revenue was $17 million lower for 2001, with an offsetting decline in selling, general, and administrative expenses. We have restated prior years results for comparability, resulting in a reduction in net sales of $21 million for 2000 and $19 million for 1999, with an offsetting reduction in selling, general, and administrative expense.

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to a impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, will cease upon adoption of SFAS No.
142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption of the SFAS No. 142 is not permitted nor is retroactive application to prior period (interim or annual) financial statements. At the end of the year, we had unamortized goodwill of $423 million. Goodwill was amortized during 2001 at the rate of approximately $17 million. This amount will not be amortized during 2002 and future years. We are currently evaluating the further effects that this statement may have on our financial position and results of operations, including whether or not we will be required to record an impairment of our goodwill in accordance with the provisions of the new standard. Any initial impairment attributable to the new standard will be recorded as a change in accounting principles.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We will be required to adopt the new standard by January 1, 2003. We are currently evaluating the effect that this statement may have on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses recognition, presentation and disclosure of impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encourage. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial position or results of operations.

  LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

                                                                YEAR ENDED
                                                                DECEMBER 31
                                                              ---------------
                                                               2001     2000    % CHANGE
                                                              ------   ------   --------
                                                                (MILLIONS)
Short term debt and current maturities......................  $  191   $   92     108%
Long term debt..............................................   1,324    1,435      (8)
                                                              ------   ------
Total debt..................................................   1,515    1,527      (1)
                                                              ------   ------
Total minority interest.....................................      15       14       7
Common shareholders' equity.................................      74      330     (78)
                                                              ------   ------
Total capitalization........................................  $1,604   $1,871     (14)
                                                              ======   ======

     The year-to-date decline in shareholders' equity results from the translation of foreign balance sheets into U.S. dollars, where the strength of the dollar resulted in translation adjustments of $79 million, the fair market value adjustment of interest rate swaps of $17 million, an adjustment to the additional minimum pension liability of $40 million and our recorded net loss of $130 million. These declines were partly offset by $10 million in common stock issued for employee benefit plans. Of the $79 million in translation adjustments, $43 million related to Europe, $10 million related to Canada, and $19 million related to the January 2002 devaluation of the Argentine Peso. The significant adjustment related to the minimum pension liability resulted from a decline in the fair value of plan assets. Our valuation date for measuring the fair value of plan assets is September 30, meaning the value of the assets had decreased significantly compared to pre-September 11 values.

     Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries as well as our revolving credit facility, increased by $99 million during 2001. This increase resulted from higher borrowings of $56 million during 2001 under our revolving credit facility and a $53 million increase in the amount of long-term debt that will mature in one year or less. These increases were partly offset by a $10 million decrease in our foreign subsidiaries' borrowings. The borrowings outstanding under our revolving credit facility as of December 31, 2001 were $68 million, and $12 million as of December 31, 2000. The decline in long-term debt represents amounts due during 2002. We did not issue any long-term debt during 2001.

     Our financing arrangements are primarily provided by a $1.4 billion committed senior secured financing arrangement with a syndicate of banks and other financial institutions. We entered into an agreement to amend this facility on October 20, 2000 to (i) relax the financial covenant ratios beginning in the fourth quarter of 2000, (ii) exclude up to $80 million of cash charges and expenses related to cost reduction initiatives from the calculation of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") used in our financial covenant ratios through 2001 and (iii) make certain other technical changes. In exchange for these amendments, we agreed to certain interest rate increases, lowered our capital expenditure limits and paid an aggregate fee of about $3 million.

     As a result of significant reductions in North American vehicle production levels announced in 2000 by our original equipment customers, as well as an accelerated weakening of the global aftermarket, we entered into a second amendment of our senior credit facility on March 22, 2001. The second amendment revised the financial covenant ratios we were required to maintain as of the end of each of the quarters ending in 2001. The second amendment also reduced the limitation on 2001 capital expenditures from $225 million to $150 million, and required that net cash proceeds from all significant, non-ordinary course asset sales be used to prepay the senior term loans. In exchange for these amendments, we agreed to a 25 basis point increase in interest rates on the senior term loans and borrowings under our revolving credit facility and paid an aggregate fee of $3 million to consenting lenders. We incurred legal, advisory and other costs related to the amendment process of $2 million.

     At the time of the second amendment, we expected that we would meet with the senior lenders during the first quarter of 2002 to negotiate further amendments to the senior credit facility. Consequently, we amended the senior credit facility for a third time on March 13, 2002. The third amendment revised the financial covenant ratios we are required to maintain as of the end of each of the quarters ending in 2002, 2003, and 2004. It also extends the limitation on annual capital expenditures of $150 million through this three year period. The amendment further provides us with the option to enter into sale and leaseback arrangements on up to $200 million of our assets. The proceeds from these arrangements must be used to reduce senior debt. These senior debt prepayments would reduce the next scheduled principal amortization payments. Because the payments on senior debt from sale and leaseback transactions would be made on a pro-rata basis based on the remaining principal amounts outstanding on our Tranche A, B, and C senior term loans, but principal amortization payments are not pro-rata, about 35 percent of any sale and leaseback transactions we enter into during 2002 would reduce our scheduled principal amortization. The amendment also allows us to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives from the calculation of our financial covenant ratios. It also permits us to execute exchanges of our senior subordinated bonds for shares of common stock. We have not currently identified any sale and leaseback transactions that we plan to complete. However, we may enter into sale and leaseback transactions during 2002. We do not have any current plans to enter into any debt-for-stock exchanges. Any significant debt-for-stock exchange would require approval of our shareholders. In exchange for these amendments, we agreed to a $50 million reduction in our revolving credit facility, a 25 basis point increase in interest rates on the senior term loans and borrowings under our revolving credit facility, and paid an aggregate fee of $3 million to consenting lenders. We also incurred legal, advisory, and other costs related to the amendment process of $2 million. The 25 basis point increase in interest rates will increase our interest cost by about $3 million annually.

     The senior secured credit facility, as amended on March 13, 2002, consists of: (i) a $450 million revolving credit facility with a final maturity date of November 4, 2005; (ii) a $361 million term loan with a final maturity date of November 4, 2005; (iii) a $269 million term loan with a final maturity date of November 4, 2007; and (iv) a $269 million term loan with a final maturity date of May 4, 2008. Quarterly principal repayment installments on each term loan began October 1, 2001. Borrowings under the facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 350 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 400 basis points for the term loan maturing November 4, 2007 and 425 basis points for the term loan maturing May 4, 2008; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 75 basis points, plus a margin of 250 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 300 basis points for the term loan maturing November 4, 2007 and 325 basis points for the term loan maturing May 4, 2008. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and the term loan maturing November 4, 2005 may be adjusted based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. Our senior secured credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

     The amended senior credit facility requires that we maintain at least the following consolidated leverage ratios (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratios (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratios (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) at the end of each period indicated:

                                                                QUARTER ENDING
                                      ------------------------------------------------------------------
                                      DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                          2001         2002        2002         2002            2002
                                      ------------   ---------   --------   -------------   ------------
                                                                  (MILLIONS)
Leverage Ratio.....................       5.50         5.75        5.75         5.75            5.75
Interest Coverage Ratio............       1.55         1.60        1.65         1.65            1.65
Fixed Charge Coverage Ratio........       0.80         0.75        0.70         0.70            0.75

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(a) incurring additional liens; (b) sale and leaseback transactions (except for the permitted transactions described above); (c) liquidations and dissolutions
(d) incurring additional indebtedness or guarantees; (e) capital expenditures;
(f) dividends; (g) mergers and consolidations; and (h) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of December 31, 2001, we were in compliance with the financial covenants and operational restrictions.

     Our outstanding debt also includes $500 million of 11 5/8 percent Senior Subordinated Notes due 2009. The senior subordinated debt indenture requires that we, as a condition to incurring certain types of indebtedness not otherwise permitted, maintain an interest coverage ratio of not less than 2.25. The indenture also contains restrictions on our operations, including limitations on: (1) incurring additional indebtedness or liens; (2) dividends; (3) distributions and stock repurchases; (4) investments; and

(5) mergers and consolidations. All of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us.

     In addition to our senior credit facility and senior subordinated notes, we also sell some of our accounts receivables off-balance sheet on a periodic basis. In North America, we have a $100 million accounts receivable securitization program with a commercial bank. We sell original equipment and aftermarket receivables on a daily basis under this program. At the end of 2001, we had sold $68 million of accounts receivable under this program. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. This program carries a one-year renewable term ending in October of 2002. We previously renewed the program in October 2001. We also sell some receivables in our European operations to regional banks in Europe. At December 31, 2001, we had sold $42 million of accounts receivable in Europe. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreement would increase.

     We believe that cash flows from operations, combined with available borrowing capacity described above and, assuming that we maintain compliance with the financial covenants and other requirements of our loan agreement, supplemented, if necessary, by proceeds from the sale and leaseback transactions described above, will be sufficient to meet our future capital requirements for the following year, including scheduled debt principal amortization payments. Our ability to meet the financial covenants in 2002 depends upon a number of operational and economic factors, many of which are beyond our control. Factors that could impact our ability to comply with the financial covenants include the rate at which consumers continue to buy new vehicles and the rate at which they continue to repair vehicles already in service, as well as our ability to successfully implement our restructuring plans. Lower North American vehicle production levels, weakening in the global aftermarket, or a reduction in vehicle production levels in Europe, beyond our expectations, could impact our ability to meet our financial covenant ratios. In the event that we are unable to meet these revised financial covenants, we would consider several options to meet our cash flow needs. These options could include further renegotiations with our senior credit lenders, additional cost reduction or restructuring initiatives, sales of assets or capital stock, or other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame and at a reasonable cost.

     Contractual Obligations

     Our required debt principal amortization and payment obligations under lease and certain other financial commitments are shown in the following table:

                                                            PAYMENTS DUE IN:
                                           --------------------------------------------------
                                                                              BEYOND
                                           2002   2003   2004   2005   2006    2006    TOTAL
                                           ----   ----   ----   ----   ----   ------   ------
Obligations:
Revolver borrowings.....................   $ 68   $ --   $ --   $ --   $--    $   --   $   68
Senior long-term debt...................     96     96     96     96     5       510      899
Long-term notes.........................     11      2      1      2     2        14       32
Subordinated long-term debt.............     --     --     --     --    --       500      500
Short-term debt.........................     16     --     --     --    --        --       16
                                           ----   ----   ----   ----   ---    ------   ------
     Debt obligations...................    191     98     97     98     7     1,024    1,515
Capital leases..........................      2      2      2      2     2        10       20
Operating leases........................     15     14     12     10     5        14       70
                                           ----   ----   ----   ----   ---    ------   ------
Total Payments..........................   $208   $114   $111   $110   $14    $1,048   $1,605
                                           ====   ====   ====   ====   ===    ======   ======

     If we do not maintain compliance with the terms of our senior credit facility and senior subordinated debt indenture described above, all amounts under those arrangements could, automatically or at the option of the lenders or other debtholders, become due. Additionally, each of those facilities contains provisions that certain events of default under one facility will constitute a default under the other facility, allowing the acceleration of all amounts due. We currently expect to maintain compliance with terms of all of our various credit agreements for the foreseeable future.

     We have also guaranteed payment and performance of approximately $9 million of obligations at both December 31, 2001 and 2000, respectively. These guarantees are primarily related to performance of lease obligations by a former affiliate.

     Dividends on Common Stock

     During 2000, the company paid a quarterly dividend of $.05 per share of common stock. These dividend payments total of $7 million in dividend payments in 2000. On January 10, 2001, we announced that our board of directors eliminated the quarterly dividend on our common stock. The board took the action in response to current industry conditions, primarily greater than anticipated production volume reductions by original equipment manufacturers and continued softness in the global light vehicle aftermarket. There are no current plans to reinstate a dividend on our common stock.

     Cash Flows

                                                                 YEAR ENDED
                                                                DECEMBER 31
                                                                ------------
                                                                2001    2000
                                                                ----    ----
                                                                 (MILLIONS)
Cash provided (used) by:
  Operating activities......................................    $141    $234
  Investing activities......................................    (126)   (157)
  Financing activities......................................       3    (123)

     Operating Activities

     Cash provided from operating activities decreased to $141 million in 2001 as compared to $234 million in 2000. Lower earnings in 2001 was a key driver to the decrease in cash provided. This was partially offset by our continued focus on working capital. Reduced accounts receivable and inventory made a favorable impact on cash flows in the current period compared to the prior year. That allowed us to use $85 million less cash on working capital before the impact of sales of accounts receivable during 2001 compared with the prior year. Working capital, adjusted for receivables that were sold, was $162 million lower than it was at the end of 2000. During 2001 we increased the size of our European receivables securitization program by $1 million while we saw our U.S. receivables securitization program decline by $29 million. In the same period in the prior year our receivables sales programs in Europe and North America provided $123 million of cash. We have also entered into arrangements with two major OE customers in North America under which, in exchange for a discount that is less than our marginal borrowing cost, payments for product sales are made earlier than otherwise required under existing payment terms. These arrangements reduced accounts receivable by $34 million as of December 31, 2001. Included in our 2001 results is a $7 million pension plan contribution. No contribution was made in the prior year.

     Investing Activities

     Cash used by investing activities for continuing operations was $31 million lower in the year ended December 31, 2001 compared to the same period in 2000. Capital expenditures were $19 million lower at $127 million in 2001 compared to $146 million in 2000. In 2000, we increased our ownership percentage in a South African joint venture for $4 million. We also received cash proceeds of $26 million during 2000, primarily related to the sale of an interest in our Burnley, U.K. exhaust facility to Futaba. We also invested $10 million in the new joint venture.

     Financing Activities

     Cash provided by financing activities was $3 million in 2001. The increase in 2001 was attributable to a prepayment of long term debt in 2000. Also 2000 includes a $16 million decrease in short term debt and $7 million of dividend payments to our common shareholders.

OUTLOOK

     The outlook for the North American original equipment manufacturers build rate for light vehicles in 2002 is uncertain. Current estimates range from 14.5 million units to 15.5 million units. Despite some strengthening in the U.S. economy in early 2002, we continue to anticipate that production levels will decline this year, compared to last year, by about 3 percent to around 15 million units. We are also anticipating that the heavy-duty truck market will remain weak, with production at about the same level as in 2001. In Europe, we expect the light vehicle build rate will be down about 1 percent from 2001 to
18.8 million units. We also expect that economic uncertainty in South America, mostly attributable to the impact of the devaluation of the Argentine peso, will result in lower sales in that region of the world. We expect that these trends, combined with macroeconomic data indicating that consumer confidence, particularly in the United States, has declined, will have a negative impact on our business in 2002.

     Based on anticipated vehicle production levels our global original equipment customer book of business is currently $2,353 million, $2,515 million, and $2,527 million for 2002, 2003, and 2004, respectively. When we refer to our book of business, we mean revenues for original equipment manufacturer programs that have been formally awarded to us as well as programs which we are highly confident will result in revenues based on either informal customer indications consistent with past practices and/or our status as supplier for the existing program and relationship with the customer. This book of business is subject to increase or decrease due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by our customers however, we do not intend to update the amounts shown above due to changes after the date of this Form 10-K. In addition, it is based on our anticipated pricing for the applicable program over its life. However, we are under continuing pricing pressures from our OE customers. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995."

EURO CONVERSION

     The European Monetary Union resulted in the adoption of a common currency, the "euro," among eleven European nations. The euro has been adopted over a three-year transition period beginning January 1, 1999. In October 1997, we established a cross-functional Euro Committee, comprised of representatives of our operational divisions as well as our corporate offices. That Committee had two principal objectives: (1) to determine the impact of the euro on our business operations, and (2) to recommend and facilitate implementation of those steps necessary to ensure that we would be fully prepared for the euro's introduction. As of January 1, 1999, we implemented those euro conversion procedures that we had determined to be necessary and prudent to adopt by that date, and we were fully "euro ready" by the end of the three year transition period. The costs associated with transitioning to the euro were not material to our consolidated financial position or the results of our operations.

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

     At December 31, 2001, we continue to be designated as a potentially responsible party in two Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $17 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     As we previously disclosed, we undertook a third-party evaluation of estimated environmental remediation costs at one of our facilities beginning in 2000. The evaluation was initiated as a result of testing that indicated the potential underground migration of some contaminants beyond our facility property. We completed and analyzed the results of our evaluation of contamination and migration from that facility. We initially increased the reserve by $3 million in the fourth quarter of 2000 and $5 million in the first quarter of 2001. However, after further investigation of alternative remediation technologies, we were able to identify a more efficient technology and thereby reduce the reserve by $4 million in the fourth quarter of 2001.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position. For additional information concerning environmental matters, see the caption "Environmental Matters" under
Note 11 to the Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries, included as Item 8.

     An OE customer has cancelled a platform for which we had a contract to supply a ride control system. We are currently working with the customer to recover our investment in development cost and related equipment for this platform, as well as amounts we owe to some or our suppliers. We are currently negotiating with our customer for reimbursement of all our costs and with our suppliers to establish the amounts owed to them in connection with the program cancellation. While we believe our legal position with the customer is strong, the customer has not agreed to a full reimbursement of our investment and the amounts we owe our suppliers. While it is not possible to determine the final outcome of this issue at this time, if the outcome is unfavorable, we could incur a loss that would be material to our statement of income in the period in which this issue is resolved. However, we do not expect that any potential loss will materially affect our financial position or impact our ability to meet our debt covenants.

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, participants may elect to defer up to 16 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. Through December 31, 2001, we matched qualified contributions with a contribution of 75 percent of each employee's contribution up to 8 percent of the employee's salary. These matching contributions were made in company stock and were approximately $10 million and $16 million for the years ended December 31, 2001 and 2000, respectively. All contributions vest immediately. Beginning January 1, 2002, this match was reduced to 50 percent of each employee's contribution up to 8 percent of the employee's salary. Matching contributions will now be made in cash.

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

     In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The following table summarizes by major currency the notional amounts, weighted average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of December 31, 2001. All contracts in the following table mature in 2002.

                                                                    DECEMBER 31, 2001
                                               -----------------------------------------------------------
                                                 NOTIONAL AMOUNT      WEIGHTED AVERAGE       FAIR VALUE
                                               IN FOREIGN CURRENCY    SETTLEMENT RATES     IN U.S. DOLLARS
                                               -------------------    -----------------    ---------------
                                                                      (MILLIONS EXCEPT
                                                                      SETTLEMENT RATES)
Australian dollars..............  -Purchase              2                   .510               $  1
                                  -Sell                (34)                  .510                (17)
British pounds..................  -Purchase             96                  1.456                139
                                  -Sell                (57)                 1.456                (83)
Canadian dollars................  -Purchase              6                   .629                  4
                                  -Sell                (54)                  .630                (34)
Czech Republic koruna...........  -Purchase             --                     --                 --
                                  -Sell               (389)                  .028                (11)
Danish kroner...................  -Purchase            136                   .120                 16
                                  -Sell               (742)                  .120                (89)
European euro...................  -Purchase            109                   .892                 97
                                  -Sell                 (3)                  .892                 (3)
Norwegian krone.................  -Purchase             36                   .112                  4
                                  -Sell                 --                     --                 --
South African rand..............  -Purchase             --                     --                 --
                                  -Sell                (24)                  .083                 (2)
Swedish krona...................  -Purchase             40                   .096                  4
                                  -Sell                 (9)                  .096                 (1)
U.S. dollars....................  -Purchase              5                  1.000                  5
                                  -Sell                (29)                 1.000                (29)
Other...........................  -Purchase             67                   .008                  1
                                  -Sell                 (2)                  .417                 (1)
                                                                                                ----
                                                                                                $  1
                                                                                                ====

  INTEREST RATE RISK

     Our financial instruments that are sensitive to market risk for changes in interest rates are our debt securities. We primarily use a revolving credit facility to finance our short-term capital requirements. We pay a current market rate of interest on these borrowings. We have financed our long-term capital requirements with long-term debt with original maturity dates ranging from six to 10 years.

     Under the terms of our senior credit facility agreement, we were required to hedge our exposure to floating interest rates by April 2000 so that at least 50 percent of our long-term debt was fixed for a period of at least three years. In February 2000, we hedged $250 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. In April 2000, we hedged an additional $50 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. The hedges that we executed fully satisfy the interest rate hedging requirement of the senior credit facility agreement. On December 31, 2001, we had $805 million in long-term debt obligations that have fixed interest rates until at least January 2003, and $519 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     We estimate that the fair value of our long-term debt at December 31, 2001 was about 72 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $5 million after tax.

     The statements and other information (including the tables) in this "Derivative Financial Instruments" section constitute "forward-looking statements."

YEARS 2000 AND 1999

  OPERATING UNITS RESULTS

     Net Sales and Operating Revenues

                                                           2000      1999     % CHANGE
                                                          ------    ------    --------
                                                             (MILLIONS)
North America...........................................  $1,946    $1,741       12%
Europe..................................................   1,247     1,235        1
Rest of World...........................................     335       284       18
                                                          ------    ------
                                                          $3,528    $3,260        8
                                                          ======    ======

     Results for 2000 and 1999 have been restated for comparability to reflect the reclassification of certain sales incentives. We made this reclassification in accordance with the provisions of the Financial Accounting Standards Board's Emerging Issues Task Force May 2000 consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. Effective January 1, 2001, we changed the way we classify some sales incentives in accordance with the consensus reached by the EITF. The impact of this reclassification on 2000 results was a reduction in net sales in 2000 and 1999 of $21 million and $19 respectively, with an offsetting reduction in selling, general and administrative expense.

     The increase in revenues from our North American operations is primarily due to the strong North American original equipment manufacturers' build rates and the change we made in the first quarter of 2000 with respect to how we record "pass through" catalytic converter sales.

     In the first quarter of 2000 we changed how we record "pass through" sales of some catalytic converter components. "Pass through" sales occur when we purchase these components from suppliers, use the components in our manufacturing process and sell the components to our customers as part of the completed catalytic converter. In the past, we recorded "pass through" sales as a reduction of cost of sales. We now record them as part of net sales. Relationships with customers had begun to change where we now take title to these components in the manufacturing process. Additionally, we believed that our competitors in the automotive parts industry already followed this practice so this change was consistent with industry practice and permits improved comparability with these companies. As a result of the change, our North American sales increased $206 million for the year ended December 31, 2000, with no impact on our earnings before interest and taxes. Had these components been recorded on a comparable basis in the year ended December 31, 1999, reported net sales would have been $140 million higher in that period.

     Excluding this change, revenues from our North American operations were essentially unchanged for the year ended December 31, 2000, compared to the same period in 1999. Revenues from our North American original equipment business increased 1 percent before the "pass through" sales adjustment. This increase was due primarily to strong original equipment manufacturer production levels. Specifically, exhaust unit volume sales to original equipment manufacturers increased $25 million. The increase in North American exhaust revenues was partially offset by a decline of $10 million in ride control unit volume sales to original equipment manufacturers, as well as the build-out of customer platforms and an increasing decline in heavy duty elastomer sales. Revenues from our North American aftermarket business declined 3 percent in the year ended December 31, 2000, compared to the same period in 1999. Exhaust sales to aftermarket customers decreased $19 million due primarily to the ongoing impact of declining replacement rates in the industry. Ride control sales to aftermarket customers increased $6 million primarily as a result of the introduction of our new premium Monroe Reflex(TM) shock, which we began selling in November 1999, and the repositioning of our Sensa-Trac" branded products to the retail market. The ride control increase was partially offset by general aftermarket weakness.

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

     EBIT

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

     Stand-alone costs were $45 million in 2000 compared to $9 million in 1999. These costs include the addition of functions necessary for Tenneco Automotive to operate as an independent public company as well as administrative costs for information technology, payroll and accounts payable services. For 2000, approximately $30 million relates to information technology services received under a contract with Pactiv entered into in connection with the spin-off. The contract extended for 24 months from date of the spin-off. The remaining amount relates to payroll and accounts payable functions provided by a third party under a contract that extends for 36 months from the date of the spin-off and public company functions we added following the spin-off. Before the November, 1999 spin-off, the costs of these services were incurred by Tenneco Inc. but were not fully allocated to its operating segments. The increase in stand-alone costs is due to 1999 results including only two months of those costs compared to 12 months in 2000. While these stand-alone expenses are ongoing, we have separated the stand-alone expenses reflected in each of our segment's 2000 reported results to provide enhanced comparability with the reported results for each of these segments for 1999.

                                                              YEAR ENDED DECEMBER 31, 2000
                                                   --------------------------------------------------
                                                                STAND                       OPERATING
                                                   REPORTED     ALONE      RESTRUCTURING      UNITS
                                                   RESULTS     EXPENSES      AND OTHER       RESULTS
                                                   --------    --------    -------------    ---------
                                                                      (MILLIONS)
North America....................................    $ 68        $30            $44           $142
Europe...........................................      40         12             13             65
Rest of World....................................      16          3              4             23
Other............................................      (4)        --              4             --
                                                     ----        ---            ---           ----
                                                     $120        $45            $65           $230
                                                     ====        ===            ===           ====

     In the preceding table, Other for 2000 includes a $13 million pre-tax charge for a stock option buy-back program and a $9 million reversal of a reserve for transaction costs related to the November 1999 spin-off of Pactiv. The combination of these two one-time, non-operational items reduced our EBIT by $4 million for the year ended December 31, 2000. Restructuring and other represents the $46 million restructuring charge and $15 million in other charges that occurred during the fourth quarter of 2000. For a detailed description of these charges see the "Restructuring and Other Charges" discussion above.

                                                              YEAR ENDED DECEMBER 31, 1999
                                                   --------------------------------------------------
                                                                STAND                       OPERATING
                                                   REPORTED     ALONE      RESTRUCTURING      UNITS
                                                   RESULTS     EXPENSES      AND OTHER       RESULTS
                                                   --------    --------    -------------    ---------
                                                                      (MILLIONS)
North America....................................    $166        $--           $ 15           $181
Europe...........................................      44         --             38             82
Rest of World....................................       9         --              3             12
Other............................................     (71)        13             58             --
                                                     ----        ---           ----           ----
                                                     $148        $13           $114           $275
                                                     ====        ===           ====           ====

     Stand alone expenses includes $4 million of previously unallocated Tenneco Inc. expenses. Restructuring and other includes a $55 million restructuring charge and $59 million of spin-off transaction expenses. For a detailed description of these charges, refer to the discussion "Restructuring and Other Charges" above.

     The following shows the amount and percentage change in operating units results before the restructuring and other charges and stand-alone expenses shown in the prior tables.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              2000    1999    % CHANGE
                                                              ----    ----    --------
                                                               (MILLIONS)
North America...............................................  $142    $181      (22)%
Europe......................................................    65      82      (21)%
Rest of World...............................................    23      12       92%
Other.......................................................    (4)     --       NM
                                                              ----    ----       --
                                                              $226    $275      (18)%
                                                              ====    ====       ==

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

                                                              YEAR ENDED
                                                              DECEMBER 31
                                                              -----------
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

     Interest Expense, Net of Interest Capitalized

     We reported interest expense of $186 million during 2000, compared to $106 million during 1999. The increase in our total interest expense is due primarily to the higher debt levels allocated to us as a result of the spin-off of Pactiv in 1999, higher interest rates due to our lower debt rating, and interest rate increases during 2000. The debt structure after the Pactiv spin-off is explained in more detail in "Liquidity and Capital Resources" earlier in this Management's Discussion and Analysis.

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

     Option Purchase Offer

     On May 8, 2000, we initiated an offer to purchase from our employees stock options covering approximately 6.8 million shares of our common stock. These old stock options were issued before the 1999 spin-off of Pactiv, primarily from 1996 to 1998, by the prior management of Tenneco Inc. By the time of the spin-off and the change in management of our company, the exercise prices of these options had become substantially lower than the market price of Tenneco Inc.'s common stock. Upon the spin-off, these options held by continuing employees of our automotive operations were adjusted to maintain their economic value after giving effect to that transaction. Accordingly, as a newly independent stand-alone public company we emerged with 6.8 million underwater stock options, a large number considering the size of our company and the number of outstanding shares. Further, we believed that in order to retain and attract talent in the future, more options would need to be issued. In order to be in a position to more effectively manage our outstanding equity in the future, we initiated the purchase offer. Final responses were received from employees in July 2000. A significant number of employees holding around 6 million options chose to participate. We recorded a charge and made cash payments for the cost of this program in the third quarter of 2000. The total cost of the program was $13 million, before taxes.

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

     Cash used by investments in discontinued operations was $961 million in the year ended December 31, 1999. During the second quarter of 1999, Tenneco acquired for approximately $1.1 billion certain assets previously used by our containerboard business under operating leases and timber cutting rights. This was required in order to complete the April, 1999 sale of our containerboard business to a newly formed joint venture (which remained with Pactiv at the time of the 1999 spin-off). We also received $306 million in proceeds related to the containerboard and folding carton sale transactions and $28 million in proceeds from disposal of assets in our specialty packaging business.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            INDEX TO FINANCIAL STATEMENTS OF TENNECO AUTOMOTIVE INC.
                         AND CONSOLIDATED SUBSIDIARIES

                                                              PAGE
                                                              ----
Report of independent public accountants....................   52
Statements of income (loss) for each of the three years in
  the period ended December 31, 2001........................   53
Balance sheets -- December 31, 2001 and 2000................   54
Statements of cash flows for each of the three years in the
  period ended December 31, 2001............................   55
Statements of changes in shareholders' equity for each of
  the three years in the period ended December 31, 2001.....   56
Statements of comprehensive income (loss) for each of the
  three years in the period ended December 31, 2001.........   57
Notes to financial statements...............................   58

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tenneco Automotive Inc.:

     We have audited the accompanying balance sheets of Tenneco Automotive Inc. (a Delaware corporation) and consolidated subsidiaries (see Note 1) as of December 31, 2001 and 2000, and the related statements of income, cash flows, changes in shareholders' equity and comprehensive income for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of Tenneco Automotive Inc.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tenneco Automotive Inc. and consolidated subsidiaries as of December 31, 2001, and 2000, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

                                          ARTHUR ANDERSEN LLP
Chicago, Illinois
January 28, 2002

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)

                                                                         YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------------
                                                                  2001             2000             1999
                                                              -------------    -------------    -------------
                                                               (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues........................     $     3,364      $     3,528      $     3,260
                                                               -----------      -----------      -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation shown below)...           2,699            2,766            2,427
  Engineering, research, and development..................              48               58               52
  Selling, general, and administrative....................             372              438              502
  Depreciation and amortization of other intangibles......             137              134              127
  Amortization of goodwill................................              16               17               17
                                                               -----------      -----------      -----------
                                                                     3,272            3,413            3,125
                                                               -----------      -----------      -----------
OTHER INCOME (EXPENSE)....................................              --                5               13
                                                               -----------      -----------      -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY
  INTEREST................................................              92              120              148
    Interest expense (net of interest capitalized)........             170              186              106
    Income tax expense (benefit)..........................              51              (27)              82
    Minority interest.....................................               1                2               23
                                                               -----------      -----------      -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS..................            (130)             (41)             (63)
Income (loss) from discontinued operations, net of income
  tax.....................................................              --               --             (208)
                                                               -----------      -----------      -----------
Income (loss) before extraordinary loss...................            (130)             (41)            (271)
Extraordinary loss, net of income tax.....................              --               (1)             (18)
                                                               -----------      -----------      -----------
Income (loss) before cumulative effect of changes in
  accounting principles...................................            (130)             (42)            (289)
Cumulative effect of changes in accounting principles, net
  of income tax...........................................              --               --             (134)
                                                               -----------      -----------      -----------
NET INCOME (LOSS).........................................     $      (130)     $       (42)     $      (423)
                                                               ===========      ===========      ===========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding --
    Basic.................................................      37,779,837       34,735,766       33,480,686
    Diluted...............................................      38,001,248       34,906,825       33,656,063
Basic earnings (loss) per share of common stock --
    Continuing operations.................................     $     (3.43)     $     (1.18)     $     (1.87)
    Discontinued operations...............................              --               --            (6.23)
    Extraordinary loss....................................              --             (.02)            (.55)
    Cumulative effect of changes in accounting
       principles.........................................              --               --            (3.99)
                                                               -----------      -----------      -----------
                                                               $     (3.43)     $     (1.20)     $    (12.64)
                                                               ===========      ===========      ===========
Diluted earnings (loss) per share of common stock --
    Continuing operations.................................     $     (3.43)     $     (1.18)     $     (1.87)
    Discontinued operations...............................              --               --            (6.23)
    Extraordinary loss....................................              --             (.02)            (.55)
    Cumulative effect of changes in accounting
       principles.........................................              --               --            (3.99)
                                                               -----------      -----------      -----------
                                                               $     (3.43)     $     (1.20)     $    (12.64)
                                                               ===========      ===========      ===========
Cash dividends per share of common stock..................     $        --      $       .20      $      4.50
                                                               ===========      ===========      ===========

  The accompanying notes to financial statements are an integral part of these statements of income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 2001      2000
                                                                ------    ------
                                                                   (MILLIONS)
                           ASSETS
------------------------------------------------------------
Current assets:
  Cash and temporary cash investments.......................    $   53    $   35
  Receivables --
     Customer notes and accounts, net.......................       380       457
     Other..................................................        15        30
  Inventories...............................................       326       422
  Deferred income taxes.....................................        66        76
  Prepayments and other.....................................       101        89
                                                                ------    ------
                                                                   941     1,109
                                                                ------    ------
Other assets:
  Long-term notes receivable, net...........................        40        24
  Goodwill and intangibles, net.............................       441       463
  Deferred income taxes.....................................       128        94
  Pension assets............................................        28        41
  Other.....................................................       136       150
                                                                ------    ------
                                                                   773       772
                                                                ------    ------
Plant, property, and equipment, at cost.....................     1,835     1,852
  Less -- Reserves for depreciation and amortization........       868       847
                                                                ------    ------
                                                                   967     1,005
                                                                ------    ------
                                                                $2,681    $2,886
                                                                ======    ======
            LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------
Current liabilities:
  Short-term debt (including current maturities on long-term
     debt)..................................................    $  191    $   92
  Trade payables............................................       401       464
  Accrued taxes.............................................        35        16
  Accrued interest..........................................        25        35
  Accrued liabilities.......................................        76       134
  Other.....................................................       148        68
                                                                ------    ------
                                                                   876       809
                                                                ------    ------
Long-term debt..............................................     1,324     1,435
                                                                ------    ------
Deferred income taxes.......................................       166       144
                                                                ------    ------
Postretirement benefits.....................................       174       128
                                                                ------    ------
Deferred credits and other liabilities......................        52        26
                                                                ------    ------
Commitments and contingencies
Minority interest...........................................        15        14
                                                                ------    ------
Shareholders' equity:
  Common stock..............................................        --        --
  Premium on common stock and other capital surplus.........     2,748     2,738
  Accumulated other comprehensive income (loss).............      (375)     (239)
  Retained earnings (accumulated deficit)...................    (2,059)   (1,929)
                                                                ------    ------
                                                                   314       570
  Less -- Shares held as treasury stock, at cost............       240       240
                                                                ------    ------
                                                                    74       330
                                                                ------    ------
                                                                $2,681    $2,886
                                                                ======    ======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                                -------------------------
                                                                2001     2000      1999
                                                                -----    -----    -------
                                                                       (MILLIONS)
OPERATING ACTIVITIES
Loss from continuing operations.............................    $(130)   $ (41)   $   (63)
Adjustments to reconcile loss from continuing operations to
  cash provided (used) by continuing operations --
    Depreciation and amortization...........................      153      151        144
    Deferred income taxes...................................       30      (43)        97
    (Gain) loss on sale of businesses and assets, net.......        2       (2)         6
    Changes in components of working capital --
      (Increase) decrease in receivables....................       64       61       (151)
      (Increase) decrease in inventories....................       75      (29)       (23)
      (Increase) decrease in prepayments and other current
       assets...............................................      (18)     (14)        14
      Increase (decrease) in payables.......................      (46)     141         46
      Increase (decrease) in accrued taxes..................        2       (4)       (43)
      Increase (decrease) in accrued interest...............       (9)       6         (7)
      Increase (decrease) in other current liabilities......       22       (4)       (11)
    Other...................................................       (4)      12        (10)
                                                                -----    -----    -------
Cash provided (used) by continuing operations...............      141      234         (1)
Cash used by discontinued operations........................       --       --       (253)
                                                                -----    -----    -------
Net cash provided (used) by operating activities............      141      234       (254)
                                                                -----    -----    -------
INVESTING ACTIVITIES
Net proceeds related to the sale of discontinued
  operations................................................       --       --        303
Net proceeds from sale of businesses and assets.............       11       26          8
Expenditures for plant, property, and equipment.............     (127)    (146)      (154)
Acquisitions of businesses..................................       --       (5)       (36)
Expenditures for plant, property, and equipment and business
  acquisitions -- discontinued operations...................       --       --     (1,264)
Investments and other.......................................      (10)     (32)       (45)
                                                                -----    -----    -------
Net cash used by investing activities.......................     (126)    (157)    (1,188)
                                                                -----    -----    -------
NET CASH PROVIDED (USED) BEFORE FINANCING
  ACTIVITIES -- CONTINUING OPERATIONS.......................       15       77       (228)
FINANCING ACTIVITIES
Issuance of common and treasury shares......................       10       17         41
Purchase of common stock....................................       --       --         (4)
Issuance of equity securities by a subsidiary...............       --        1         --
Redemption of equity securities by a subsidiary.............       --       --       (408)
Issuance of long-term debt..................................       --        1      3,721
Retirement of long-term debt................................      (57)    (107)    (1,410)
Net increase (decrease) in short-term debt excluding current
  maturities on long-term debt..............................       49      (16)      (294)
Dividends (common)..........................................       --       (7)      (151)
Other.......................................................        1      (12)        --
                                                                -----    -----    -------
Net cash provided (used) by financing activities............        3     (123)     1,495
                                                                -----    -----    -------
Effect of foreign exchange rate changes on cash and
  temporary cash investments................................       --       (3)         2
                                                                -----    -----    -------
Increase (decrease) in cash and temporary cash
  investments...............................................       18      (49)        55
Cash and temporary cash investments, January 1..............       35       84         29
                                                                -----    -----    -------
Cash and temporary cash investments, December 31 (Note).....    $  53    $  35    $    84
                                                                =====    =====    =======
Cash paid during the year for interest......................    $ 177    $ 186    $   260
Cash paid during the year for income taxes (net of
  refunds)..................................................    $  17    $  18    $   137
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common equity interest received related to the sale of
  containerboard operations.................................       --       --        194
Principal amount of long-term debt assumed by buyers of
  containerboard operations.................................       --       --     (1,760)
Principal amount of long-term and short-term debt assumed by
  specialty packaging business..............................       --       --     (2,118)
Distribution of specialty packaging business................       --       --     (1,448)
Obligation for long-term capital lease......................       --      (17)        --

-------------------------
Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                             YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------------------------------------
                                                              2001                     2000                     1999
                                                      ---------------------    ---------------------    ---------------------
                                                        SHARES      AMOUNT       SHARES      AMOUNT       SHARES      AMOUNT
                                                      ----------    -------    ----------    -------    ----------    -------
                                                                          (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1.................................    37,797,256    $    --    34,970,485    $    --    34,734,039    $    --
  Issued pursuant to benefit plans................     3,557,818         --     2,826,771         --       236,446         --
                                                      ----------    -------    ----------    -------    ----------    -------
Balance December 31...............................    41,355,074         --    37,797,256         --    34,970,485         --
                                                      ==========    -------    ==========    -------    ==========    -------
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1.................................                    2,738                    2,721                    2,712
  Premium on common stock issued pursuant to
    benefit plans.................................                       10                       17                       22
  Redemption of equity securities by a
    subsidiary....................................                       --                       --                      (13)
                                                                    -------                  -------                  -------
Balance December 31...............................                    2,748                    2,738                    2,721
                                                                    -------                  -------                  -------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance January 1.................................                     (239)                    (179)                     (91)
  Other comprehensive income (loss)...............                     (136)                     (60)                    (110)
  Reclassification adjustment for disposition of
    investments...................................                       --                       --                       22
                                                                    -------                  -------                  -------
Balance December 31...............................                     (375)                    (239)                    (179)
                                                                    -------                  -------                  -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1.................................                   (1,929)                  (1,880)                     142
  Net income (loss)...............................                     (130)                     (42)                    (423)
  Dividends --
    Common stock..................................                       --                       (7)                    (151)
    Distribution of specialty packaging
      business....................................                       --                       --                   (1,448)
                                                                    -------                  -------                  -------
Balance December 31...............................                   (2,059)                  (1,929)                  (1,880)
                                                                    -------                  -------                  -------
LESS -- COMMON STOCK HELD AS TREASURY STOCK, AT
  COST
Balance January 1.................................     1,298,498        240     1,298,373        240     1,351,535        259
  Shares acquired.................................            --         --           125         --        93,553          9
  Shares issued pursuant to benefit and dividend
    reinvestment plans............................        (3,806)        --            --         --      (146,715)       (28)
                                                      ----------    -------    ----------    -------    ----------    -------
Balance December 31...............................     1,294,692        240     1,298,498        240     1,298,373        240
                                                      ==========    -------    ==========    -------    ==========    -------
    Total.........................................                  $    74                  $   330                  $   422
                                                                    =======                  =======                  =======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                      YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                                2001                            2000                            1999
                                    -----------------------------   -----------------------------   -----------------------------
                                     ACCUMULATED                     ACCUMULATED                     ACCUMULATED
                                        OTHER                           OTHER                           OTHER
                                    COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                       INCOME          INCOME          INCOME          INCOME          INCOME          INCOME
                                    -------------   -------------   -------------   -------------   -------------   -------------
                                                                   (MILLIONS EXCEPT SHARE AMOUNTS)
NET INCOME (LOSS).................                      $(130)                          $ (42)                          $(423)
                                                        -----                           -----                           -----
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)
  CUMULATIVE TRANSLATION
    ADJUSTMENT
  Balance January 1...............      $(237)                          $(176)                          $ (82)
    Translation of foreign
      currency statements.........        (79)            (79)            (61)            (61)           (114)           (114)
    Reclassification adjustment
      for disposition of
      investments in foreign
      subsidiaries................         --              --              --              --              20              --
                                        -----                           -----                           -----
  Balance December 31.............       (316)                           (237)                           (176)
                                        -----                           -----                           -----
  FAIR VALUE OF INTEREST RATE
    SWAPS
  Balance January 1...............         --                              --                              --
    Fair value adjustment.........        (17)            (17)             --                              --
                                        -----                           -----                           -----
  Balance December 31.............        (17)                             --                              --
                                        -----                           -----                           -----
  ADDITIONAL MINIMUM PENSION
    LIABILITY ADJUSTMENT
  Balance January 1...............         (2)                             (3)                             (9)
    Additional minimum pension
      liability adjustment........        (64)            (64)              2               2               6               6
    Income tax benefit
      (expense)...................         24              24              (1)             (1)             (2)             (2)
    Reclassification adjustment
      for disposition of
      investments in
      subsidiaries................         --                              --              --               2              --
                                        -----                           -----                           -----
  Balance December 31.............        (42)                             (2)                             (3)
                                        -----                           -----                           -----
Balance December 31...............      $(375)                          $(239)                          $(179)
                                        =====                           =====                           =====
                                                        -----                           -----                           -----
Other comprehensive income
  (loss)..........................                       (136)                            (60)                           (110)
                                                        -----                           -----                           -----
COMPREHENSIVE INCOME (LOSS).......                      $(266)                          $(102)                          $(533)
                                                        =====                           =====                           =====

      The accompanying notes to financial statements are an integral part of these statements of comprehensive income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

  Consolidation and Presentation

     Tenneco Automotive Inc. was known as Tenneco Inc. before the spin-off, on November 4, 1999, of our packaging business to our shareholders, as described in
Note 3. In these notes, when we discuss Tenneco we mean Tenneco Inc. and its subsidiaries before the spin-off and Tenneco Automotive Inc. and its subsidiaries after the spin-off.

     Our financial statements include all majority-owned subsidiaries. We carry investments in 20 percent to 50 percent owned companies at cost plus equity in undistributed earnings since the date of acquisition and cumulative translation adjustments. We have eliminated all significant intercompany transactions.

     In the first quarter of 2000 we changed how we record "pass through" sales of some catalytic converter components. "Pass through" sales occur when we purchase these components from suppliers, use the components in our manufacturing process and sell the components to our customers as part of the completed catalytic converter. In the past, we recorded "pass through" sales as a reduction of cost of sales. We now record them as part of net sales. Relationships with customers had begun to change where we now take title to these components in the manufacturing process. Additionally, we believed that our competitors in the automotive parts industry already followed this practice so this change was consistent with industry practice and permits improved comparability with these companies. As a result of the change, our sales increased $274 million and $206 million in the twelve months ended December 31, 2001 and 2000, respectively, with no impact on our earnings before interest and taxes. Had these components been recorded on a comparable basis in the twelve months ended December 31, 1999 net sales would have been $140 million higher.

  Sales of Accounts Receivable

     We entered into an agreement during 2000 to sell an interest in some of our North American trade accounts receivable to a third party. Under this agreement, as well as individual agreements with third parties in Europe, we had sold accounts receivable of $110 million and $139 million at December 31, 2001 and 2000, respectively. We recognized a loss of $5 million on these sales of trade accounts receivable during 2001, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, and it averaged 5.4% during the time period in 2001 when we sold receivables. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. We valued this retained interest based on the recoverable value of the receivables pool, which approximated book value.

  Inventories

     At December 31, 2001 and 2000, inventory by major classification was as follows:

                                                              2001   2000
                                                              ----   ----
                                                              (MILLIONS)
Finished goods..............................................  $149   $197
Work in process.............................................    69     83
Raw materials...............................................    71    103
Materials and supplies......................................    37     39
                                                              ----   ----
                                                              $326   $422
                                                              ====   ====

     Our inventories are stated at the lower of cost or market value. A portion of total inventories (25% and 29% at December 31, 2001 and 2000, respectively) is valued using the last-in, first-out method. If we had used the first-in, first-out ("FIFO") method of accounting for these inventories, they would have been

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

$18 million and $16 million higher at December 31, 2001 and 2000, respectively. We value all other inventories using the FIFO or average cost methods at the lower of cost or market value.

  Goodwill and Intangibles, net

     At December 31, 2001 and 2000, goodwill and intangibles, net of amortization, by major category were as follows:

                                                                2001    2000
                                                                ----    ----
                                                                 (MILLIONS)
Goodwill....................................................    $423    $458
Other intangible assets.....................................      18       5
                                                                ----    ----
                                                                $441    $463
                                                                ====    ====

     Through the end of 2001 goodwill was being amortized on a straight-line basis over periods ranging from 15 to 40 years. You should read "Changes in Accounting Principles" below for information about the new goodwill accounting requirement. Goodwill amortization amounted to $16 million in 2001 and $17 million in both 2000 and 1999, and is shown separately in the statements of income with the caption "Amortization of goodwill."

     We have capitalized certain intangible assets, primarily trademarks and patents, based on their estimated fair value at the date we acquired them. We amortize these intangible assets on a straight-line basis over periods ranging from five to 30 years. Amortization of intangibles amounted to $2 million in 2001 and $3 million in both 2000 and 1999, and is included in the statements of income caption "Depreciation and amortization."

  Plant, Property, and Equipment, at Cost

     At December 31, 2001 and 2000, plant, property, and equipment, at cost, by major category were as follows:

                                                               2001     2000
                                                              ------   ------
                                                                (MILLIONS)
Land, buildings, and improvements...........................  $  348   $  312
Machinery and equipment.....................................   1,332    1,340
Other, including construction in progress...................     155      200
                                                              ------   ------
                                                              $1,835   $1,852
                                                              ======   ======

     We depreciate these properties on a straight-line basis over the estimated useful lives of the assets. Useful lives range from 10 to 40 years for buildings and improvements and from three to 25 years for machinery and equipment.

  Notes Receivable and Allowance for Doubtful Accounts

     Short and long-term notes receivable outstanding were $50 million and $34 million at December 31, 2001 and 2000, respectively.

     At December 31, 2001 and 2000, the allowance for doubtful accounts on short- and long-term accounts and notes receivable was $29 million and $24 million, respectively.

  Other Long-Term Assets

     Beginning on January 1, 1999, we began expensing pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

We had long-term receivables of $19 million and $15 million on the balance sheet at December 31, 2001 and 2000, respectively, for guaranteed pre-production design and development reimbursement arrangements with our customers. In addition, property, plant and equipment includes $35 million and $41 million at December 31, 2001 and 2000, respectively, for original equipment tools and dies that we own, and prepayments and other includes $32 million and $27 million at December 31, 2001 and 2000, respectively, for in-process tools and dies that we are building for our original equipment customers. You should also read "Changes in Accounting Principles" later in this note for more information.

     We capitalize certain costs related to the purchase and development of software that we use in our business operations. We amortize the costs attributable to these software systems over their estimated useful lives, ranging from three to 12 years, based on various factors such as the effects of obsolescence, technology, and other economic factors. Capitalized software development costs, net of amortization, were $89 million and $98 million at December 31, 2001 and 2000, respectively.

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

     We do not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries as our present intention is to reinvest the unremitted earnings in our foreign operations. Unremitted earnings of foreign subsidiaries are approximately $590 million at December 31, 2001. It is not practicable to determine the amount of U.S. income taxes that would be payable upon remittance of the assets that represent those unremitted earnings. We have provided current tax of $66 million on the current repatriation of certain foreign earnings. You should read Note 6, "Income Taxes" for more information.

  Revenue Recognition

     We recognize revenue for sales to our original equipment and aftermarket customers under the terms of our arrangements with those customers, generally at the time of shipment from our plants or distribution centers. For our aftermarket customers, we provide for promotional incentives and estimated returns at the time of sale.

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

  Allocation of Corporate Debt and Interest Expense

     Our practice is to incur indebtedness for our consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and to centrally manage various cash functions. Consequently, for periods prior to the November 4, 1999 spin-off of our packaging

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES business, our corporate debt has been allocated to discontinued operations based upon the ratio of the discontinued operations' net assets to our consolidated net assets plus debt. We have allocated interest expense, net of tax, to our discontinued operations based on the same allocation methodology. You should also read Note 3, "Discontinued Operations and Extraordinary Loss," for more information.

  Research and Development

     We expense research and development costs as they are incurred. Research and development expenses were $33 million for each of 2001, and 2000, and $32 million in 1999, and are included in the income statement caption "Engineering, research, and development expenses."

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133. "Accounting for Derivative Instruments and Hedging

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. We adopted this standard, as amended by SFAS No. 138 in June 2000, effective January 1, 2001 and it did not have a significant impact on our financial position or results of operations.

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

     In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. Consequently, beginning January 1, 2001, we classified some incentives that were previously shown in selling, general and administrative expense as a reduction in revenues. As a result of this change, revenue was $17 million lower for 2001, with an offsetting decline in selling, general, and administrative expenses. We have restated prior years results for comparability, resulting in a reduction in net sales of $21 million for 2000 and $19 million for 1999, with an offsetting reduction in selling, general, and administrative expense.

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to a impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, will cease upon adoption of SFAS No.
142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption of the SFAS No. 142 is not permitted nor is retroactive application to prior period (interim or annual) financial statements. At the end of the year, we had unamortized goodwill of $423 million. Goodwill was amortized during 2001 at the rate of approximately $17 million each year. This amount will not be amortized during 2002 and future years. We are currently evaluating the further effects that this statement may have on our financial position and results of operations, including whether or not we will be required to record an impairment of our goodwill in accordance with the provisions of the new standard. Any initial impairment attributable to the new standard will be recorded as a change in accounting principles.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     In June 2001, the FASB issued SFS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We will be required to adopt the new standard by January 1, 2003. We are currently evaluating the effect that this statement may have on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses recognition, presentation and disclosure of impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encourage. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial position or results of operations.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include allowances for doubtful receivables, promotional and product returns, pension and post-retirement benefit plans, income taxes, and contingencies. These items are covered in more detail in Note 1, Note 6, Note 9, and Note 11. Actual results could differ from those estimates.

  Reclassifications

     Prior years' financial statements have been reclassified where appropriate to conform to 2001 presentations.

2. RESTRUCTURING CHARGES

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

     The 1999 plan involved closing a ride control manufacturing facility and an exhaust plant in Europe, closing or downsizing four European aftermarket distribution centers, closing a North American exhaust manufacturing facility plus employee reductions of approximately 780. Over 750 employees have been terminated under the 1999 plan as of December 31, 2001. We have delayed closing one European aftermarket distribution location as a result of customer requirements. Actions necessary to complete closing the operation of this location as an aftermarket distribution center are in process, and we expect to complete those actions in 2002. However, we have now determined that we will continue to use the facility in our manufacturing operations. The fourth quarter 2001 restructuring plan described below includes the cost to close a nearby manufacturing facility. Those operations will be moved to the former distribution facility and some of the existing workforce will remain. Therefore, we adjusted the cost to complete the 1999 plan downward by $3 million during the fourth quarter of 2001, representing primarily severance and

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES other related costs that will no longer be incurred. The reversal is reflected in cost of sales in the 2001 income statement. This completes all our restructuring actions related to the 1999 plan.

     In the fourth quarter of 2000, our Board of Directors approved a restructuring plan to further reduce administrative and operational overhead costs. We recorded, in the fourth quarter of 2000, a pre-tax charge related to the plan of $46 million, $32 million after tax, or $.92 per diluted common share. Within the statement of income, $13 million of the pre-tax charge is reflected in cost of sales, while $33 million is included in selling, general, and administrative expenses. The charge is comprised of $24 million of severance and related costs for salaried employment reductions worldwide and $22 million for the reduction of manufacturing and distribution capacity in response to long-term market trends. The 2000 plan involved closing a North American aftermarket exhaust distribution facility and a ride control manufacturing plant in our Asian market, as well as the consolidation of some exhaust manufacturing facilities in Europe. In addition, the plan involves the elimination of 700 positions, including temporary employees. We wrote down the assets at the locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that cash proceeds on the sale of these assets will be significant. As of December 31, 2001, 600 employees have been terminated under the 2000 plan primarily in North America and Europe. Additionally, 57 temporary employees have been terminated. All restructuring actions are being completed in accordance with our established plan. We expect to complete all restructuring activities related to this plan by the end of the first quarter of 2002. We are conducting all workforce reductions in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

     Also in the fourth quarter of 2000, we recorded other charges of $15 million, $10 million after tax, or $.29 per diluted common share. These charges related to a strategic decision to reduce some of the aftermarket parts we offer and to relocation expenses incurred associated with the restructuring plans. The aftermarket parts were written down to their estimated scrap value less costs to sell.

     In the first quarter of 2001, our Board of Directors approved a restructuring plan in response to increasingly difficult industry conditions. On January 31, 2001, we announced plans to eliminate up to 405 salaried positions worldwide. We recorded pre-tax charges related to the restructuring of $11 million, $8 million after tax, or $.21 per diluted common share. Within the statement of income, $2 million of the pre-tax charge is reflected in cost of sales, while $9 million is included in selling, general, and administrative expenses. These charges are comprised of $8 million for severance and related costs for salaried employment reductions worldwide and $3 million for costs related to closing a testing facility in North America. As of December 31, 2001, we have eliminated 300 positions in connection with the first quarter 2001 plan. We estimate that we will complete these restructuring activities in the first quarter of 2002. All workforce reductions are being done in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

     In the second quarter of 2001, our Board of Directors approved a separate restructuring plan related to closing a North American ride control production line. We recorded pre-tax charges related to the plan of $8 million, $6 million after tax, or $.16 per diluted common share. Within the statement of income, the $8 million charge is included in cost of sales. We wrote down the assets to their fair market value, less costs to sell. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose. Cash proceeds from the sale of these assets were not significant. All restructuring activities related to this plan have been completed.

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, the first phase of a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. The plan involves closing eight facilities, improving the process

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The facilities include an aftermarket plant and an aftermarket distribution operation in Europe, one building at an emissions control plant complex in North America, a technology facility in North America, and our London-based treasury office. We expect to eliminate 900 employees as a result of these actions. In the fourth quarter 2001, we recorded pre-tax charges related to the plan of $27 million. Within the statement of income, $23 million of the pre-tax charge is reflected in cost of sales, while $4 million is included in selling, general and administrative expenses. These charges are comprised of $18 million in severance and $9 million for equipment lease cancellation, asset impairment, and other restructuring costs to close the eight facilities. We wrote down the assets at locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We also recorded a pre-tax charge of $4 million in cost of sales related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. The aftermarket parts were written down to their estimated scrap value, less cost to sell. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter for the value mapping and rearrangement of one of our emissions control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $.81 per diluted common share. We expect to complete all restructuring activities related to this plan by early 2003. We are conducting all workforce reductions in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

     In addition to the fourth quarter 2001 charges, we expect to incur other costs during 2002 for moving and rearrangement costs related to Project Genesis that cannot be accrued as part of the restructuring charge. We currently estimate these costs will be about $15 million, and they will be expensed as they are incurred. We also incurred $4 million during 2001 for other restructuring related costs and expenses such as relocation and moving costs that could not be accrued as part of our earlier restructuring reserves.

     Amounts related to our restructuring plans, including the plans we initiated in 2001, 2000 and 1999, are shown in the following table.

                         DECEMBER 31,                                                                  DECEMBER 31,
                             2000                                               CHARGED    IMPACT OF       2001
                         RESTRUCTURING   RESTRUCTURING   RESERVE      CASH     TO ASSET    EXCHANGE    RESTRUCTURING
                            RESERVE         CHARGES      REVERSAL   PAYMENTS   ACCOUNTS      RATES        RESERVE
                         -------------   -------------   --------   --------   ---------   ---------   -------------
Severence..............       $23             $26          $(2)       $(23)      $ --         $(1)          $23
Asset Impairment.......        --              17           --          --        (13)         --             4
Other..................         3               7           (1)         (2)        --          (1)            6
                              ---             ---          ---        ----       ----         ---           ---
                              $26             $50          $(3)       $(25)      $(13)        $(2)          $33
                              ===             ===          ===        ====       ====         ===           ===

     In addition to the announced actions, we are evaluating additional opportunities, including additional phase of Project Genesis, to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution, and manufacturing footprint for the future. Any actions that we take will require review and approval by the Board of Directors and, depending upon the cost of the plans, could require approval by our senior lenders. See "Liquidity and Capital Resources." We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives, and others.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  The Specialty Packaging Business

     Results of operations for the year ended December 31, 1999 for the specialty packaging business were as follows:

                                                                   1999
                                                                ----------
                                                                (MILLIONS)
Net sales and operating revenues............................      $2,419
                                                                  ======
Income before income taxes and interest allocation..........      $   87
Income tax (expense) benefit................................         (29)
                                                                  ------
Income before interest allocation...........................          58
Allocated interest expense, net of income tax (Note)........         (81)
                                                                  ------
Income (loss) from discontinued operations..................      $  (23)
                                                                  ======

---------------

Note:  Reference is made to Note 1, "Summary of Accounting
       Policies -- Allocation of Corporate Debt and Interest Expense," for a discussion of the allocation of corporate debt and interest expense to discontinued operations.

  The Paperboard Packaging Business

     Results of operations for the year ended 1999, for the paperboard packaging business were as follows:

                                                                   1999
                                                                ----------
                                                                (MILLIONS)
Net sales and operating revenues............................      $ 445
                                                                  =====
Income (loss) before income taxes and interest allocation
Operations..................................................      $  32
  Loss on containerboard sale...............................       (343)
  Gain on sale of folding carton............................         11
  Gain on sale of joint venture with Caraustar..............         --
  Gain on sale of non-strategic timberland..................         --
                                                                  -----
                                                                   (300)
Income tax (expense) benefit................................        120
                                                                  -----
Income (loss) before interest allocation....................       (180)
Allocated interest expense, net of income tax (Note)........         (5)
                                                                  -----
Income (loss) from discontinued operations..................      $(185)
                                                                  =====

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

4. LONG-TERM DEBT, SHORT-TERM DEBT, AND FINANCING ARRANGEMENTS

  Long-Term Debt

     A summary of our long-term debt obligations at December 31, 2001 and 2000, is set forth in the following table:

                                                                 2001      2000
                                                                ------    ------
                                                                   (MILLIONS)
Tenneco Automotive Inc. --
  Senior Term Loans due 2001 through 2008, average effective
     interest rate 5.9% in 2001 and 9.7% in 2000............    $  899    $  947
  11 5/8% Senior Subordinated Notes due 2009................       500       500
  Debentures due 2008 through 2025, average effective
     interest rate 9.3% in 2001 and 9.3% in 2000............         3         3
  Notes due 2001 through 2007, average effective interest
     rate 7.9% in 2001 and 8.5% in 2000.....................        13        17
Other subsidiaries --
  Notes due 2001 through 2011, average effective interest
     rate 6.0% in 2001 and 6.9% in 2000.....................        16        22
                                                                ------    ------
                                                                 1,431     1,489
Less -- current maturities..................................       107        54
                                                                ------    ------
Total long-term debt........................................    $1,324    $1,435
                                                                ======    ======

     The aggregate maturities and sinking fund requirements applicable to the issues outstanding at December 31, 2001, are $107 million, $98 million, $97 million, $98 million, and $7 million for 2002, 2003, 2004, 2005 and 2006, respectively.

  Short-Term Debt

     We principally use a revolving credit facility to finance our short-term capital requirements. Information regarding our short-term debt as of and for the years ended December 31, 2001 and 2000, is as follows:

                                                                2001    2000
                                                                ----    ----
                                                                 (MILLIONS)
Current maturities on long-term debt........................    $107    $54
Notes payable...............................................      84     38
                                                                ----    ---
Total short-term debt.......................................    $191    $92
                                                                ====    ===

                                                                     2001              2000
                                                                --------------    --------------
                                                                NOTES PAYABLE*    NOTES PAYABLE*
                                                                --------------    --------------
                                                                     (DOLLARS IN MILLIONS)
Outstanding borrowings at end of year.......................        $  84             $  38
Weighted average interest rate on outstanding borrowings at
  end of year...............................................         10.3%             12.7%
Approximate maximum month-end outstanding borrowings during
  year......................................................        $ 222             $ 122
Approximate average month-end outstanding borrowings during
  year......................................................        $ 108             $  73
Weighted average interest rate on approximate average
  month-end outstanding borrowings during year..............         12.1%             15.2%

-------------------------
* Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Financing Arrangements

                                                               COMMITTED CREDIT FACILITIES(A)
                                              -----------------------------------------------------------------
                                                                           DECEMBER 31, 2001
                                                         ------------------------------------------------------
                                                                                      LETTERS OF
                                               TERM      COMMITMENTS    BORROWINGS    CREDIT(B)       AVAILABLE
                                              -------    -----------    ----------    ----------      ---------
                                                                         (MILLIONS)
Tenneco Automotive Inc. revolving credit
  agreement...............................       2005      $  500(c)       $68           $61            $371
Subsidiaries' credit agreements...........    Various          16           16            --              --
                                                           ------          ---           ---            ----
                                                           $  516          $84           $61            $371
                                                           ======          ===           ===            ====

-------------------------
(a) We generally are required to pay commitment fees on the unused portion of the total commitment and facility fees on the total commitment.

(b) Letters of credit reduce the available borrowings under the revolving credit agreement.

(c) The senior credit facility was amended on March 12, 2002. As a result of the amendment, the revolving credit facility has been reduced to $450 million.

     Our financing arrangements are primarily provided by a $1.4 billion committed senior secured financing arrangement with a syndicate of banks and other financial institutions. We entered into an agreement to amend this facility on October 20, 2000 to (i) relax the financial covenant ratios beginning in the fourth quarter of 2000, (ii) exclude up to $80 million of cash charges and expenses related to cost reduction initiatives from the calculation of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") used in our financial covenant ratios through 2001 and (iii) make certain other technical changes. In exchange for these amendments, we agreed to certain interest rate increases, lowered our capital expenditure limits and paid an aggregate fee of about $3 million.

     As a result of significant reductions in North American vehicle production levels announced in 2000 by our original equipment customers, as well as an accelerated weakening of the global aftermarket, we entered into a second amendment of our senior credit facility on March 22, 2001. The second amendment revised the financial covenant ratios we were required to maintain as of the end of each the quarters ending in 2001. The second amendment also reduced the limitation on 2001 capital expenditures from $225 million to $150 million, and required that net cash proceeds from all significant, non-ordinary course asset sales be used to prepay the senior term loans. In exchange for these amendments, we agreed to a 25 basis point increase in interest rates on the senior term loans and borrowings under our revolving credit facility and paid an aggregate fee of $3 million to consenting lenders. We incurred legal, advisory and other costs related to the amendment process of $2 million.

     At the time of the second amendment, we expected that we would meet with the senior lenders during the first quarter of 2002 to negotiate further amendments to the senior credit facility. Consequently, we amended the senior credit facility for a third time on March 12, 2002. The third amendment revised the financial covenant ratios we are required to maintain as of the end of each the quarters ending in 2002, 2003, and 2004. It also extends the limitation on annual capital expenditures of $150 million through this three year period. The amendment further provides us with the option to enter into sale and leaseback arrangements on up to $200 million of our assets. The proceeds from these arrangements must be used to reduce senior debt. These senior debt prepayments would reduce the next scheduled principal amortization payments. Because the payments on senior debt from sale and leaseback transactions would be made on a pro-rata basis based on the remaining principal amounts outstanding on our Tranche A, B, and C senior term loans, but principal amortization payments are not pro-rata, about 35 percent of any sale and leaseback transactions we enter into during 2002 would reduce our scheduled principal amortization. The

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES amendment also allows us to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives from the calculation of our financial covenant ratios. It also permits us to execute exchanges of our senior subordinated bonds for shares of common stock. We have not currently identified any sale and leaseback transactions that we plan to complete. However, we may enter into sale and leaseback transactions during 2002. We do not have any current plans to enter into any debt-for-stock exchanges. Any significant debt-for-stock exchange would require approval of our shareholders. In exchange for these amendments, we agreed to a $50 million reduction in our revolving credit facility, a 25 basis point increase in interest rates on the senior term loans and borrowings under our revolving credit facility, and paid an aggregate fee of $3 million to consenting lenders. We also incurred legal, advisory, and other costs related to the amendment process of $2 million. The 25 basis point increase in interest rates will increase our interest cost by about $3 million annually.

     The senior secured credit facility, as amended on March 13, 2002, consists of: (i) a $450 million revolving credit facility with a final maturity date of November 4, 2005; (ii) a $361 million term loan with a final maturity date of November 4, 2005; (iii) a $269 million term loan with a final maturity date of November 4, 2007; and (iv) a $269 million term loan with a final maturity date of May 4, 2008. Quarterly principal repayment installments on each term loan began October 1, 2001. Borrowings under the facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 350 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 400 basis points for the term loan maturing November 4, 2007 and 425 basis points for the term loan maturing May 4, 2008; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 75 basis points, plus a margin of 250 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 300 basis points for the term loan maturing November 4, 2007 and 325 basis points for the term loan maturing May 4, 2008. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and the term loan maturing November 4, 2005 may be adjusted based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. Our senior secured credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

     The amended senior credit facility requires that we maintain at least the following consolidated leverage ratios (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratios (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratios (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) at the end of each period indicated:

                                                                    QUARTER ENDING
                                          ------------------------------------------------------------------
                                          DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                              2001         2002        2002         2002            2002
                                          ------------   ---------   --------   -------------   ------------
                                                                      (MILLIONS)
Leverage Ratio..........................      5.50         5.75        5.75         5.75            5.75
Interest Coverage Ratio.................      1.55         1.60        1.65         1.65            1.65
Fixed Charge Coverage Ratio.............      0.80         0.75        0.70         0.70            0.75

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(a) incurring additional liens; (b) sale and leaseback transactions (except for permitted transactions described above); (c) liquidations and dissolutions; (d) incurring additional indebtedness or guarantees; (e) capital expenditures; (f) dividends; (g) mergers and consolidations; and (h) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES repayment of any outstanding loans. As of December 31, 2001, we were in compliance with the financial covenants and operational restrictions.

     Our outstanding debt also includes $500 million of 11 5/8 percent Senior Subordinated Notes due 2009. The senior subordinated debt indenture requires that we, as a condition to incurring certain types of indebtedness not otherwise permitted, initially maintain an interest coverage ratio of not less than 2.25. The indenture also contains restrictions on our operations, including limitations on: (1) incurring additional indebtedness or liens; (2) dividends;
(3) distributions and stock repurchases; (4) investments; and (5) mergers and consolidations. All of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us.

     We believe that cash flows from operations, combined with available borrowing capacity described above and, assuming that we maintain compliance with the financial covenants and other requirements of our loan agreement, supplemented, if necessary, by proceeds from the sale and leaseback transactions described above, will be sufficient to meet our future capital requirements for the following year, including scheduled debt principal amortization payments. Our ability to meet the financial covenants in 2002 depends upon a number of operational and economic factors, many of which are beyond our control. Factors that could impact our ability to comply with the financial covenants include the rate at which consumers continue to buy new vehicles and the rate at which they continue to repair vehicles already in service, as well as our ability to successfully implement our restructuring plans. Lower North American vehicle production levels, weakening in the global aftermarket, or a reduction in vehicle production levels in Europe, beyond our expectations, could impact our ability to meet our financial covenant ratios. In the event that we are unable to meet these revised financial covenants, we would consider several options to meet our cash flow needs. These options could include further renegotiations with our senior credit lenders, additional cost reduction or restructuring initiatives, sales of assets or capital stock, or other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame and at a reasonable cost.

5. FINANCIAL INSTRUMENTS

     The carrying and estimated fair values of our financial instruments by class at December 31, 2001 and 2000, were as follows:

                                                                   2001                   2000
                                                            -------------------    -------------------
                                                            CARRYING     FAIR      CARRYING     FAIR
                                                             AMOUNT      VALUE      AMOUNT      VALUE
                                                            --------    -------    --------    -------
                                                                            (MILLIONS)
                                                                       ASSETS (LIABILITIES)
Long-term debt (including current maturities)...........    $(1,431)    $(1,030)   $(1,489)    $(1,066)
Instruments with off-balance-sheet risk
  Foreign currency contracts............................         --           1         --          --
  Financial guarantees..................................         --          (9)        --          (9)
  Interest rate swaps...................................         --         (17)        --          (8)

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Instruments With Off-Balance-Sheet Risk

     Foreign Currency Contracts -- Note 1, "Summary of Accounting
Policies -- Risk Management Activities" describes our use of and accounting for foreign currency exchange contracts. The following table summarizes by major currency the contractual amounts of foreign currency contracts we utilize:

                                                                          NOTIONAL AMOUNT
                                                                ------------------------------------
                                                                  DECEMBER 31,        DECEMBER 31,
                                                                      2001                2000
                                                                ----------------    ----------------
                                                                PURCHASE    SELL    PURCHASE    SELL
                                                                --------    ----    --------    ----
                                                                             (MILLIONS)
Foreign currency contracts (in U.S.$):
  Australian dollars........................................      $  1      $ 17      $  6      $ 26
  British pounds............................................       139        83       157        99
  Canadian dollars..........................................         4        34        12        43
  Czech Republic koruna.....................................        --        11         1         8
  Danish kroner.............................................        16        89         9        61
  European euro.............................................        97         3        54        10
  Norwegian krone...........................................         4        --        --        --
  South African rand........................................        --         2         9        19
  Swedish krona.............................................         4         1        --        --
  U.S. dollars..............................................         5        29        56        37
  Other.....................................................         1         1         6         7
                                                                  ----      ----      ----      ----
                                                                  $271      $270      $310      $310
                                                                  ====      ====      ====      ====

     Based on exchange rates at December 31, 2001 and 2000, the cost of replacing these contracts in the event of non-performance by the counterparties would not have been material.

     Guarantees -- We had guaranteed payment and performance of approximately $9 million of obligations at both December 31, 2001 and 2000, respectively. These guarantees are primarily related to performance of lease obligations by a former affiliate.

     As of the spin-off, all of our then existing and future material domestic wholly owned subsidiaries fully and unconditionally guaranteed the senior secured credit facility and the senior subordinated notes on a joint and several basis. You should also read Note 12 where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

     Interest Rate Swaps -- Under the terms of our senior credit facility agreement, we hedged our exposure to floating interest rates by entering into floating to fixed interest rate swaps covering $300 million of our floating rate debt. The cost of replacing these contracts in the event of non-performance by the counterparties would not be material. These hedges are effective, so we have not recognized in earnings any amounts related to the ineffectiveness of the interest rate swaps. No amounts were excluded from the assessment of hedge effectiveness. The amount reported in other comprehensive income for these interest rate swaps will be recognized in income over the remaining period of the swaps. The swaps expire in early 2003.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

6. INCOME TAXES

     The domestic and foreign components of our income from continuing operations before income taxes are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 2001      2000      1999
                                                                ------    ------    ------
                                                                        (MILLIONS)
U.S. loss before income taxes...............................    $(173)    $(192)    $ (42)
Foreign income before income taxes..........................       95       126        84
                                                                -----     -----     -----
Income (loss) before income taxes...........................    $ (78)    $ (66)    $  42
                                                                =====     =====     =====

     Following is a comparative analysis of the components of income tax expense applicable to continuing operations:

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                2001      2000      1999
                                                                ----      ----      ----
                                                                       (MILLIONS)
Current --
  U.S. .....................................................    $(8)      $(10)     $(44)
  State and local...........................................     (6)         1        (4)
  Foreign...................................................     35         25        33
                                                                ---       ----      ----
                                                                 21         16       (15)
                                                                ---       ----      ----
Deferred --
  U.S. .....................................................     16        (56)       62
  Foreign, state, and other.................................     14         13        35
                                                                ---       ----      ----
                                                                 30        (43)       97
                                                                ---       ----      ----
Income tax expense (benefit)................................    $51       $(27)     $ 82
                                                                ===       ====      ====

     Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35% for all years presented) to the income tax expense reflected in the statements of income:

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                2001      2000      1999
                                                                ----      ----      ----
                                                                       (MILLIONS)
Tax expense (benefit) computed at the statutory U.S. federal
  income tax rate...........................................    $(18)     $(23)     $15
Increases (reductions) in income tax expense resulting from:
  Foreign income taxed at different rates and foreign losses
     with no tax benefit....................................       2        (2)      (2)
  Taxes on anticipated repatriation of dividends............      66        --       33
  State and local taxes on income, net of U.S. federal
     income tax benefit.....................................      (2)       (4)      (2)
  Recognition of previously unbenefited tax loss
     carryforwards..........................................      (1)       (6)      (4)
  Amortization of nondeductible goodwill....................       4         3        3
  Tax effect of intercompany allocation.....................      --        --       18
  Income exempt from tax due to tax holidays................      (6)
  Nondeductible restructuring expenses......................       8         1       15
  Other.....................................................      (2)        4        6
                                                                ----      ----      ---
Income tax expense (benefit)................................    $ 51      $(27)     $82
                                                                ====      ====      ===

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     The components of our net deferred tax liability were as follows:

                                                                DECEMBER 31,
                                                                ------------
                                                                2001    2000
                                                                ----    ----
                                                                 (MILLIONS)
Deferred tax assets --
  Tax loss carryforwards:
     U.S. ..................................................    $161    $154
     State..................................................      12      10
     Foreign................................................      46      54
  Postretirement benefits other than pensions...............      45      36
  Other.....................................................      27      14
  Valuation allowance.......................................     (25)    (30)
                                                                ----    ----
       Net deferred tax asset...............................     266     238
                                                                ----    ----
Deferred tax liabilities --
  Tax over book depreciation................................     166     149
  Pensions..................................................      --       8
  Other.....................................................      75      70
                                                                ----    ----
       Total deferred tax liability.........................     241     227
                                                                ----    ----
Net deferred tax asset......................................    $ 25    $ 11
                                                                ====    ====

     As shown by the valuation allowance in the table above, we had potential tax benefits of $34 million and $30 million at December 31, 2001 and 2000, respectively, that we did not recognize in the statements of income when they were generated. These unrecognized tax benefits resulted primarily from foreign tax loss carryforwards that are available to reduce future foreign tax liabilities.

     We have a U.S. Federal tax net operating loss carryforward at December 31, 2001 of $461 million which will expire in varying amounts from 2019 to 2021. The federal tax effect of that NOL is $161 million, and is recorded as an asset on our balance sheet at December 31, 2001. We estimate, based on available evidence, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. Circumstances that could change that estimate include unexpected taxable losses or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL's, and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of December 31, 2001, we are aware that there has been a significant change in ownership, but not a majority change, since the 1999 spin-off of Pactiv.

     As of December 31, 2001, for foreign income tax purposes, the company has $149 million of foreign tax NOLs. Of the $149 million of foreign tax NOLs, $124 million do not expire and the remainder will expire in varying amounts from 2002 to 2011.

     We have tax sharing agreements with our former affiliates that allocate tax liabilities for prior periods.

7. COMMON STOCK

     On October 25, 1999, our shareholders approved a reverse stock split whereby every five shares of our common stock were converted into one share of our new common stock on the day following the spin-off of Pactiv. In addition, the stock options outstanding on the date of the spin-off were adjusted such that

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES employees received options only in the company for which they worked. The number of shares subject to these options, as well as their exercise prices, were adjusted so that the options immediately after the spin-off had equivalent economic terms to the options immediately before the spin-off. Also, on the date of the spin-off, all restricted stock and units and all performance shares then outstanding were fully vested. In this note, all share prices and amounts for periods prior to November 5, 1999, with the exception of the earnings per share table, are presented before the effect of the spin-off and reverse stock split.

     We have authorized 135 million shares ($.01 par value) of common stock, of which 41,355,074 shares and 37,797,256 shares were issued at December 31, 2001 and 2000, respectively. We held 1,294,692 shares of treasury stock at December 31, 2001 and 1,298,498 shares at December 31, 2000.

  Reserved

     The total number of shares of our common stock reserved at December 31, 2001 and 2000, were as follows:

                                                               DECEMBER 31,
                                                           ---------------------
                  ORIGINAL ISSUE SHARES                      2001        2000
                  ---------------------                    ---------   ---------
Employee Stock Ownership Plans (401(k) plans)............         --   3,100,000
Tenneco Automotive Inc. Stock Ownership Plan (stock award
  plan)..................................................  5,444,374   2,497,413
                                                           ---------   ---------
                                                           5,444,374   5,597,413
                                                           =========   =========
                     TREASURY STOCK
---------------------------------------------------------
Tenneco Automotive Inc. Supplemental Stock Ownership Plan
  (stock award plan).....................................  1,013,601   1,052,794
                                                           ---------   ---------
                                                           1,013,601   1,052,794
                                                           =========   =========

  Stock Plans

     Tenneco Automotive Inc. Stock Ownership Plan -- In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock appreciation rights ("SARs"), and stock options to our directors, officers, and employees. The plan, which terminated December 31, 2001, was renamed the "Tenneco Automotive Inc. Stock Ownership Plan" in connection with the spin-off. In December 1999, we adopted the Tenneco Automotive Inc. Supplemental Stock Ownership Plan, which permits the granting of a variety of similar awards to our directors, officers and employees. We can issue up to about 1.1 million treasury shares under the Supplemental Stock Ownership Plan. In connection with our 2002 annual meeting of stockholders,we are seeking stockholder approval of a new long-term incentive plan which will permit granting of a variety of similar awards to our officers, directors and employees.

     Restricted Stock/Units, Performance Units, and Stock Equivalent Units -- We have granted restricted stock and restricted units to certain key employees. These awards generally require, among other things, that the employee remains our employee during the restriction period. We have also granted performance units to certain key employees that are payable in common stock at the end of three years after the date of grant based on the attainment of specified performance goals for the three years. We have also granted stock equivalent units to certain key employees that are payable in cash annually at the then current market price of our common stock based on the attainment of specified performance goals. During 2001, 2000, and 1999, we granted 360,710, 274,719, and 2,705,107 shares and units, respectively, with a weighted average fair value based on the price of our common stock on the grant date of $3.37, $7.70, and $8.56 per share, respectively. At December 31, 2001, 247,719 restricted shares at an average price of $8.35 per share,

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

466,211 performance units at an average price of $8.11 per share, 39,076 restricted units at an average price of $8.56 per unit, and 1,228,256 stock equivalent units at an average price of $7.15 per unit were outstanding.

     Under the Stock Ownership Plan, we have granted restricted stock and performance units to each member of the Board of Directors who is not also an officer. We also granted restricted stock to certain directors in satisfaction of residual obligations under the discontinued retirement plan for directors. During 2001, 1,000 performance units per non-employee director were issued under this plan at the weighted average fair value of our stock on the grant date of $3.66 per share. During 2001, 2000 and 1999, 8,000, 1,000 and 6,000 performance units, respectively, were issued under this plan at a weighted average fair value of our stock on the grant date of $3.66, $5.75 and $8.56 per share, respectively. During 2001, 4,828 restricted shares per non-employee director were issued under this plan at the weighted average fair value of our stock on the grant date of $3.19 per share. During 2000, 3,600 restricted shares, were issued under this plan at a weighted average fair value of our stock on the grant date of $8.56. At December 31, 2001, 13,256 restricted shares and 14,835 performance units at an average price of $4.65 and $5.73, respectively, per unit were outstanding under this plan.

     Employee Stock Ownership Plans (401(k) Plans) -- We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans participants may elect to defer up to 16% of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. Through December 31, 2001, we matched qualified contributions with a contribution of 75% of each employee's contribution up to 8% of the employee's salary. These matching contributions were made in company stock and approximated $10 million and $16 million (representing 3.7 million and 1.6 million common shares, respectively), for the years ended December 31, 2001 and 2000, respectively. All contributions vest immediately. Beginning January 1, 2002, this match was reduced to 50% of each employee's contribution up to 8% of the employee's salary. Matching contributions will now be made in cash.

     Employee Stock Purchase Plan -- Effective April 1, 1997, we adopted an Employee Stock Purchase Plan ("ESPP") that allowed U.S. and Canadian employees to purchase our common stock at a 15% discount. Each year employees participating in the ESPP were able purchase shares with a discounted value not to exceed $21,250. Under the ESPP, we sold 281,056 shares to employees in 1999. The weighted average fair value of the employee purchase right, which was estimated using the Black-Scholes option pricing model and the assumptions described below except that the average life of each purchase right was assumed to be 90 days, was $4.29 in 1999. The ESPP was suspended in June 1999, in connection with the reorganization transactions, and terminated during 2000.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     Stock Options -- The following table reflects the status and activity for all options to purchase common stock we have issued for the periods indicated:

                                             2001                   2000                    1999
                                     --------------------   ---------------------   ---------------------
                                                 WEIGHTED                WEIGHTED                WEIGHTED
                                      SHARES       AVG.       SHARES       AVG.       SHARES       AVG.
                                       UNDER     EXERCISE     UNDER      EXERCISE     UNDER      EXERCISE
           STOCK OPTIONS              OPTION      PRICES      OPTION      PRICES      OPTION      PRICES
           -------------             ---------   --------   ----------   --------   ----------   --------
Outstanding, beginning of year.....  2,752,945    $12.59     9,966,147    $19.83    12,423,304    $42.58
  Granted before the reverse stock
     split.........................         --        --            --        --     1,763,700     39.04
  Cancelled before the reverse
     stock split...................         --        --            --        --    (9,968,074)    41.86
  Adjustment for reverse stock
     split and spin-off............         --        --            --        --     3,702,596     20.04
  Granted after the reverse stock
     split.........................  3,527,250      2.13        72,083      8.82     2,047,500      8.56
  Cancelled after the reverse stock
     split.........................   (356,452)     7.30    (1,268,310)    21.90        (2,879)    20.32
  Stock option buyback.............         --        --    (6,016,975)    22.57            --        --
  Exercised........................         --        --            --        --            --        --
                                     ---------              ----------              ----------
Outstanding, end of year...........  5,923,743      6.68     2,752,945     12.59     9,966,147     19.83
                                     =========              ==========              ==========
Options exercisable at end of
  year.............................  1,979,399     14.06     1,433,520     16.34     5,574,049     23.15
Weighted average fair value of
  options granted during the
  year.............................               $ 1.33                  $ 5.64                  $ 3.03

     The fair value of each option granted during 2001, 2000, and 1999 is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for grants in 2001, 2000, and 1999, respectively: (i) risk-free interest rates of 4.9%, 6.3%, and 5.9%; (ii) expected lives of 10.0, 10.0, and 5.7 years; (iii) expected volatility 43.8%, 40.7%, and 26.9%; and (iv) dividend yield of 0.0%, 0.0%, and 2.6%.

     The following table reflects summarized information about stock options outstanding at December 31, 2001:

                                                      OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                             --------------------------------------   ----------------------
                                                           WEIGHTED AVG.   WEIGHTED                 WEIGHTED
                                               NUMBER        REMAINING       AVG.       NUMBER        AVG.
                                             OUTSTANDING    CONTRACTUAL    EXERCISE   EXERCISABLE   EXERCISE
          RANGE OF EXERCISE PRICE            AT 12/31/01       LIFE         PRICE     AT 12/31/01    PRICE
          -----------------------            -----------   -------------   --------   -----------   --------
$ 1.57 - $8.00.............................   3,432,840      9.7 years        2.09        41,600       3.66
$ 8.00 - $14.00............................   1,745,255      7.9 years        8.57     1,192,151       8.59
$14.00 - $21.00............................     106,143     14.8 years       19.53       106,143      19.53
$21.00 - $27.00............................     639,505      5.3 years       24.03       639,505      24.03
                                              ---------                                ---------
                                              5,923,743                                1,979,399
                                              =========                                =========

     We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock-based compensation plans. We recognized after-tax stock-based compensation expense in 2001 of $2 million, in 2000 of $10 million, and in 1999 of $11 million, of which $8 million in 1999 related to restricted stock and performance shares awarded to employees of our discontinued operations. Had compensation costs for our stock-based compensation plans been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," based on the fair value at the grant dates for the awards under those plans, our pro forma net income and earnings per diluted share

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES of common stock for the years ended December 31, 2001, 2000 and 1999, would have been lower by $2 million or $.05 per diluted common share, $4 million or $.11 per diluted common share, and $1 million or $.39 per diluted common share, of which $8 million in 1999 related to employees of our discontinued operations.

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

     In March 2000, we amended the Rights Plan to (i) reduce from 20 percent to 15 percent the level of beneficial ownership at which the rights became exercisable, as described above, and (ii) eliminate the "qualified offer" terms of the plan. These terms provided that the rights would not become exercisable in connection with a "qualified offer," which was defined as an all-cash tender offer for all outstanding common stock that was fully financed, remained open for a period of at least 60 business days, resulted in the offeror owning at least 85% of our common stock after consummation of the offer, assured a prompt second-step acquisition of shares not purchased in the initial offer, at the same price as the initial offer, and met certain other requirements.

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

  Dividend Reinvestment and Stock Purchase Plan

     Under the Tenneco Automotive Inc. Dividend Reinvestment and Stock Purchase Plan, holders of our common stock may apply cash dividends, if any, and optional cash investments to the purchase of additional shares of our common stock.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Earnings Per Share

     Earnings (loss) per share of common stock outstanding were computed as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------
                                                              2001             2000             1999
                                                          -------------    -------------    -------------
                                                           (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic earnings (loss) per share --
  Income (loss) from continuing operations............     $      (130)     $       (41)     $       (63)
                                                           ===========      ===========      ===========
  Average shares of common stock outstanding..........      37,779,837       34,735,766       33,480,686
                                                           ===========      ===========      ===========
  Earnings (loss) from continuing operations per
     average share of common stock....................     $     (3.43)     $     (1.18)     $     (1.87)
                                                           ===========      ===========      ===========
Diluted earnings (loss) per share --
  Income (loss) from continuing operations............     $      (130)     $       (41)     $       (63)
                                                           ===========      ===========      ===========
  Average shares of common stock outstanding..........      37,779,837       34,735,766       33,480,686
  Effect of dilutive securities:
       Restricted stock...............................              --           13,650           18,545
       Stock options..................................          61,715              438            8,055
       Performance shares.............................         159,696          156,971          148,777
                                                           -----------      -----------      -----------
  Average shares of common stock outstanding including
     dilutive securities..............................      38,001,248       34,906,825       33,656,063
                                                           ===========      ===========      ===========
  Earnings (loss) from continuing operations per
     average share of common stock....................     $     (3.43)     $     (1.18)     $     (1.87)
                                                           ===========      ===========      ===========

8. PREFERRED STOCK

     We had 50 million shares of preferred stock ($.01 par value) authorized at December 31, 2001 and 2000. No shares of preferred stock were outstanding at those dates. We have designated and reserved 2 million shares of the preferred stock as junior preferred stock for the Rights Plan.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     A summary of the change in benefit obligation, the change in plan assets, the development of net amount recognized, and the amounts recognized in the balance sheets for the pension plans and postretirement benefit plans follows:

                                                                PENSION      POSTRETIREMENT
                                                              ------------   ---------------
                                                              2001    2000    2001     2000
                                                              -----   ----   ------   ------
                                                                        (MILLIONS)
Change in benefit obligation:
  Benefit obligation at September 30 of the previous year...  $ 316   $282   $ 101    $ 122
  Currency rate conversion..................................     (9)    (8)     --       --
  Curtailment...............................................      1      1      (1)      (2)
  Service cost..............................................     13     14       3        4
  Interest cost.............................................     22     21       8        9
  Plan amendments/new salaried plan.........................     --     30       2      (18)
  Actuarial loss (gain).....................................     25     (8)     34       (5)
  Benefits paid.............................................    (20)   (16)    (10)      (9)
                                                              -----   ----   -----    -----
  Benefit obligation at September 30........................  $ 348   $316   $ 137    $ 101
                                                              =====   ====   =====    =====
Change in plan assets:
  Fair value at September 30 of the previous year...........  $ 294   $274   $  --    $  --
  Currency rate conversion..................................     (9)    (6)     --       --
  Actual return on plan assets..............................    (46)    33      --       --
  Employer contributions....................................     15      8      10        9
  Participants' contributions...............................      1      1      --       --
  Benefits paid.............................................    (20)   (16)    (10)      (9)
                                                              -----   ----   -----    -----
  Fair value at September 30................................  $ 235   $294   $  --    $  --
                                                              =====   ====   =====    =====
Development of net amount recognized:
  Funded status at September 30.............................  $(113)  $(22)  $(137)   $(101)
  Contributions during the fourth quarter...................      1      2       2        2
  Unrecognized cost:
     Actuarial loss (gain)..................................     80    (16)     54       23
     Prior service cost.....................................     37     40     (12)     (19)
     Transition liability (asset)...........................     (2)    (2)     --       --
                                                              -----   ----   -----    -----
  Net amount recognized at December 31......................  $   3   $  2   $ (93)   $ (95)
                                                              =====   ====   =====    =====
Amounts recognized in the balance sheets:
  Prepaid benefit cost......................................  $  15   $ 31   $  --    $  --
  Accrued benefit cost......................................    (92)   (34)    (93)     (95)
  Intangible asset..........................................     14      2      --       --
  Accumulated other comprehensive income....................     66      3      --       --
                                                              -----   ----   -----    -----
  Net amount recognized.....................................  $   3   $  2   $ (93)   $ (95)
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     Net periodic pension costs (income) from continuing operations for the years 2001, 2000, and 1999, consist of the following components:

                                                              2001   2000   1999
                                                              ----   ----   ----
                                                                  (MILLIONS)
Service cost -- benefits earned during the year.............  $ 13   $ 14   $  8
Interest on prior year's projected benefit obligation.......    22     21     17
Expected return on plan assets..............................   (25)   (24)   (22)
Curtailment gain............................................    (1)    (2)    --
Net amortization of prior service cost......................     3      3      1
                                                              ----   ----   ----
Net pension costs...........................................  $ 12   $ 12   $  4
                                                              ====   ====   ====
Other comprehensive income..................................  $ 75   $ (1)  $ (7)
                                                              ====   ====   ====

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets were $319 million, $286 million, and $200 million, respectively, as of September 30, 2001, and $44 million, $40 million, and $7 million, respectively, as of September 30, 2000. An additional expense of $1 million was recorded in 1999 related to our December adoption of the Tenneco Automotive Retirement Plan.

     The weighted average discount rates (which are based on long-term market rates) used in determining the 2001, 2000, and 1999 actuarial present value of the benefit obligations were 6.9%, 7.3%, and 6.9%, respectively. The rate of increase in future compensation was 4.3%, for each of 2001, 2000, and 1999. The weighted average expected long-term rate of return on plan assets for each 2001, 2000, and 1999 was 9.4%.

     Net periodic postretirement benefit cost from continuing operations for the years 2001, 2000, and 1999, consist of the following components:

                                                              2001   2000   1999
                                                              ----   ----   ----
                                                                  (MILLIONS)
Service cost -- benefits earned during the year.............  $ 3    $ 4    $ 4
Interest on accumulated postretirement benefit obligation...    8      9      8
Net amortization:
  Actuarial loss............................................    1      1      1
  Prior service cost........................................   (2)    --     --
Curtailment gain............................................   (2)    (1)    --
                                                              ---    ---    ---
Net periodic postretirement benefit cost....................  $ 8    $13    $13
                                                              ===    ===    ===

     The weighted average assumed health care cost trend rate used in determining the 2001 accumulated postretirement benefit obligation was 10%, declining by 1 percent each year through 2007 and remaining at 5 percent thereafter. In 2000 and 1999 the health care cost trend rate was 5%.

     Increasing the assumed health care cost trend rate by one percentage point in each year would increase the 2001, 2000, and 1999, accumulated postretirement benefit obligations by approximately $15 million, $11 million, and $13 million, respectively, and would increase the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost by approximately $2 million each year for 2001, 2000, and 1999.

     Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the 2001 accumulated postretirement benefit obligation by approximately $13 million and would decrease the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost by approximately $2 million.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     The discount rates (which are based on long-term market rates) used in determining the 2001, 2000, and 1999 accumulated postretirement benefit obligations were 7.25%, 8.0%, and 7.5% respectively.

10. SEGMENT AND GEOGRAPHIC AREA INFORMATION

     We are a global manufacturer with two geographic reportable segments: North America and Europe. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. The accounting policies of the segments are the same as described in Note 1, "Summary of Accounting Policies." We evaluate segment performance based primarily on income before interest expense, income taxes, and minority interest. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products. Segment results for 2001, 2000, and 1999 are as follows:

                                                                                   SEGMENT
                                                              --------------------------------------------------
                                                                                          RECLASS
                                                               NORTH                         &
                                                              AMERICA   EUROPE   OTHER     ELIMS    CONSOLIDATED
                                                              -------   ------   ------   -------   ------------
                                                                                  (MILLIONS)
AT DECEMBER 31, 2001, AND FOR THE YEAR THEN ENDED
Revenues from external customers............................  $1,790    $1,266   $  308    $ --        $3,364
Intersegment revenues.......................................       9        39       10      58            --
Interest income.............................................      --         1        2      --             3
Depreciation and amortization...............................      91        38       24      --           153
Income before interest, income taxes, and minority
  interest..................................................      52        23       17      --            92
Extraordinary loss..........................................      --        --       --      --            --
Total assets................................................   1,072       893      614     102         2,681
Investment in affiliated companies..........................      --         1        9      --            10
Capital expenditures for continuing operations..............      50        64       13      --           127
Noncash items other than depreciation and amortization......      12       (11)     (13)     --           (12)
AT DECEMBER 31, 2000, AND FOR THE YEAR THEN ENDED
Revenues from external customers............................  $1,946    $1,247   $  335    $ --        $3,528
Intersegment revenues.......................................      10        45       13     (68)           --
Interest income.............................................      --         1        2      --             3
Depreciation and amortization...............................      85        42       24      --           151
Income before interest, income taxes, and minority
  interest..................................................      68        40       12      --           120
Extraordinary loss..........................................      --        --       (1)     --            (1)
Total assets................................................   1,213       980      664     (29)        2,886
Investment in affiliated companies..........................      --        11       --      --            11
Capital expenditures for continuing operations..............      71        59       16      --           146
Noncash items other than depreciation and amortization......      11        (6)      (3)     --             2
AT DECEMBER 31, 1999, AND FOR THE YEAR THEN ENDED
Revenues from external customers............................  $1,741    $1,235   $  284    $ --        $3,260
Intersegment revenues.......................................       8        38       13     (59)           --
Interest income.............................................      --        --        7      --             7
Depreciation and amortization...............................      69        44       31      --           144
Income before interest, income taxes, and minority
  interest..................................................     166        44      (62)     --           148
Income (loss) from discontinued operations..................      --        --     (208)     --          (208)
Extraordinary loss..........................................      --        --      (18)     --           (18)
Cumulative effect of change in accounting principle.........     (65)      (32)     (37)     --          (134)
Total assets................................................   1,193       944      840     (34)        2,943
Investment in affiliated companies..........................      --         1       --      --             1
Capital expenditures for continuing operations..............      71        65       18      --           154
Noncash items other than depreciation and amortization......       8        23       (4)     --            27

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     The following table shows information relating to our external customer revenues for each product or each group of similar products:

                                                                      NET SALES AND
                                                                    OPERATING REVENUES
                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                 2001      2000      1999
                                                                ------    ------    ------
                                                                        (MILLIONS)
EMISSIONS CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................    $  387    $  445    $  510
  Original equipment market.................................     1,805     1,758     1,401
                                                                ------    ------    ------
                                                                 2,192     2,203     1,911
                                                                ------    ------    ------
RIDE CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................    $  548    $  610    $  619
  Original equipment market.................................       624       715       730
                                                                ------    ------    ------
                                                                 1,172     1,325     1,349
                                                                ------    ------    ------
          Total.............................................    $3,364    $3,528    $3,260
                                                                ======    ======    ======

     During 2001, sales to four major customers comprised approximately 19.6%, 10.9%, 10.6%, and 10.4% of consolidated net sales and operating revenues. During 2000, sales to four major customers comprised approximately 16.6%, 13.5%, 11.5%, and 9.7% of consolidated net sales and operating revenues. During 1999, sales to four major customers comprised 13.8%, 13.6%, 10.3%, 9.5% of consolidated net sales and operating revenues.

                                                       GEOGRAPHIC AREA
                                                -----------------------------
                                                UNITED               OTHER      RECLASS &
                                                STATES   GERMANY   FOREIGN(A)     ELIMS     CONSOLIDATED
                                                ------   -------   ----------   ---------   ------------
                                                                       (MILLIONS)
AT DECEMBER 31, 2001, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers(b)...........  $1,409    $475       $1,480       $  --        $3,364
Long-lived assets(d)..........................     516      83          400          --           999
Total assets..................................   1,353     216        1,179         (67)        2,681
AT DECEMBER 31, 2000, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers(b)(c)........  $1,566    $415       $1,547       $  --        $3,528
Long-lived assets(d)..........................     556      82          566          --         1,204
Total assets..................................   1,436     223        1,333        (106)        2,886
AT DECEMBER 31, 1999, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers(b)(c)........  $1,441    $355       $1,464       $  --        $3,260
Long-lived assets(d)..........................     578      88          568          --         1,234
Total assets..................................   1,497     205        1,309         (68)        2,943

-------------------------
Notes: (a) Revenues from external customers and long-lived assets for individual foreign countries other than Germany are not material.
       (b) Revenues are attributed to countries based on location of the seller.
       (c) Revenues have been adjusted for the change in accounting for certain sales incentives

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

       (d) Long-lived assets include all long-term assets except net assets from discontinued operations, goodwill, intangibles, and deferred tax assets.

11. COMMITMENTS AND CONTINGENCIES

  Capital Commitments

     We estimate that expenditures aggregating approximately $58 million will be required after December 31, 2001 to complete facilities and projects authorized at such date, and we have made substantial commitments in connection with these facilities and projects.

  Lease Commitments

     We have long-term leases for certain facilities, equipment, and other assets. The minimum lease payments under non-cancelable leases with lease terms in excess of one year are:

                                                                                   SUBSEQUENT
                                           2002    2003    2004    2005    2006      YEARS
                                           ----    ----    ----    ----    ----    ----------
                                                               (MILLIONS)
Operating Leases.......................    $15     $14     $12     $10     $ 5        $14
Capital Leases.........................    $ 2     $ 2     $ 2     $ 2     $ 2        $10

     Total rental expense for continuing operations for the year 2001, 2000, and 1999 was $30 million, $36 million, and $34 million respectively.

  Contingencies

     An OE customer has cancelled a platform for which we had a contract to supply a ride control system. We are currently working with the customer to recover our investment in development cost and related equipment for this platform, as well as amounts we owe to some or our suppliers. We are currently negotiating with our customer for reimbursement of all our costs and with our suppliers to establish the amounts owed to them in connection with the program cancellation. While we believe our legal position with the customer is strong, the customer has not agreed to a full reimbursement of our investment and the amounts we owe our suppliers. While it is not possible to determine the final outcome of this issue at this time, if the outcome is unfavorable, we could incur a loss that would be material to our statement of income in the period in which this issue is resolved. However, we do not expect that any potential loss will materially affect our financial position or impact our ability to meet our debt covenants.

  Litigation

     We are party to various legal proceedings arising from our operations. We believe that the outcome of these proceedings, individually and in the aggregate, will have no material adverse effect on our financial position or results of operations.

  Environmental Matters

     We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experience and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed and determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

     At December 31, 2001, we continue to be designated as a potentially responsible party in two Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $17 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     As we previously disclosed, we undertook a third-party evaluation of estimated environmental remediation costs at one of our facilities beginning in 2000. The evaluation was initiated as a result of testing that indicated the potential underground migration of some contaminants beyond our facility property. We completed and analyzed the results of our evaluation of contamination and migration from that facility. We initially increased the reserve by $3 million in the fourth quarter of 2000 and $5 million in the first quarter of 2001. However, after further investigation of alternative remediation technologies, we were able to identify a more efficient technology and thereby reduce the reserve by $4 million in the fourth quarter of 2001.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENT OF INCOME

                                                           FOR THE YEAR ENDED DECEMBER 31, 2001
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues
     --
     External.......................       $1,409          $1,955            $  --          $  --        $3,364
     Affiliated companies...........           54              60               --           (114)           --
                                           ------          ------            -----          -----        ------
                                            1,463           2,015               --           (114)        3,364
                                           ------          ------            -----          -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......        1,155           1,658               --           (114)        2,699
  Engineering, research, and
     development....................           22              26               --             --            48
  Selling, general, and
     administrative.................          205             167               --             --           372
  Depreciation and amortization of
     other intangibles..............           73              64               --             --           137
  Amortization of goodwill..........            9               7               --             --            16
                                           ------          ------            -----          -----        ------
                                            1,464           1,922               --           (114)        3,272
                                           ------          ------            -----          -----        ------
OTHER INCOME (EXPENSE)..............           23             (23)              --             --            --
                                           ------          ------            -----          -----        ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM CONTINUING OPERATIONS OF
  AFFILIATED COMPANIES..............           22              70               --             --            92
     Interest expense --
       External (net of interest
          capitalized)..............           (1)              8              163             --           170
       Affiliated companies (net of
          interest income)..........          104               2             (106)            --            --
     Income tax expense (benefit)...           45              25              (19)            --            51
     Minority interest..............           --               1               --             --             1
                                           ------          ------            -----          -----        ------
                                             (126)             34              (38)            --          (130)
     Equity in net income from
       continuing operations of
       affiliated companies.........           18              (1)             (92)            75            --
                                           ------          ------            -----          -----        ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS........................         (108)             33             (130)            75          (130)
Income from discontinued operations,
  net of income tax.................           --              --               --             --            --
                                           ------          ------            -----          -----        ------
Income before extraordinary loss....         (108)             33             (130)            75          (130)
Extraordinary loss, net of income
  tax...............................           --              --               --             --
                                           ------          ------            -----          -----        ------
Income before cumulative effect of
  change in accounting principle....         (108)             33             (130)            75          (130)
Cumulative effect of change in
  accounting principle, net of
  income tax........................           --              --               --             --            --
                                           ------          ------            -----          -----        ------
NET INCOME (LOSS)...................         (108)             33             (130)            75          (130)
Preferred stock dividends...........           --              --               --             --            --
                                           ------          ------            -----          -----        ------
NET INCOME (LOSS) TO COMMON STOCK...       $ (108)         $   33            $(130)         $  75        $ (130)
                                           ======          ======            =====          =====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENT OF INCOME

                                                         FOR THE YEAR ENDED DECEMBER 31, 2000
                                      ---------------------------------------------------------------------------
                                                                          TENNECO
                                                                      AUTOMOTIVE INC.
                                       GUARANTOR      NONGUARANTOR        (PARENT         RECLASS
                                      SUBSIDIARIES    SUBSIDIARIES        COMPANY)        & ELIMS    CONSOLIDATED
                                      ------------    ------------    ----------------    -------    ------------
                                                                      (MILLIONS)
REVENUES
  Net sales and operating revenues
     --
     External.....................       $1,566          $1,962            $  --           $  --        $3,528
     Affiliated companies.........           73              71               --            (144)           --
                                         ------          ------            -----           -----        ------
                                          1,639           2,033               --            (144)        3,528
                                         ------          ------            -----           -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....        1,296           1,614               --            (144)        2,766
  Engineering, research, and
     development..................           28              30               --              --            58
  Selling, general, and
     administrative...............          255             183               --              --           438
  Depreciation and amortization of
     other intangibles............           69              65               --              --           134
  Amortization of goodwill........            9               8               --              --            17
                                         ------          ------            -----           -----        ------
                                          1,657           1,900               --            (144)        3,413
                                         ------          ------            -----           -----        ------
OTHER INCOME (EXPENSE)............            5              --               --              --             5
                                         ------          ------            -----           -----        ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM CONTINUING
  OPERATIONS OF AFFILIATED
  COMPANIES.......................          (13)            133               --              --           120
     Interest expense --
       External (net of interest
          capitalized)............           (1)             11              176              --           186
       Affiliated companies (net
          of interest income).....          108               9             (117)             --            --
     Income tax expense
       (benefit)..................          (35)             29              (21)             --           (27)
     Minority interest............           --               2               --              --             2
                                         ------          ------            -----           -----        ------
                                            (85)             82              (38)             --           (41)
     Equity in net income from
       continuing operations of
       affiliated companies.......           73              --               (3)            (70)           --
                                         ------          ------            -----           -----        ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS......................          (12)             82              (41)            (70)          (41)
Income from discontinued
  operations, net of income tax...           --              --               --              --            --
                                         ------          ------            -----           -----        ------
Income before extraordinary
  loss............................          (12)             82              (41)            (70)          (41)
Extraordinary loss, net of income
  tax.............................           --              --               (1)             --            (1)
                                         ------          ------            -----           -----        ------
Income before cumulative effect of
  change in accounting
  principle.......................          (12)             82              (42)            (70)          (42)
Cumulative effect of change in
  accounting principle, net of
  income tax......................           --              --               --              --            --
                                         ------          ------            -----           -----        ------
NET INCOME (LOSS).................          (12)             82              (42)            (70)          (42)
Preferred stock dividends.........           --              --               --              --            --
                                         ------          ------            -----           -----        ------
NET INCOME (LOSS) TO COMMON
  STOCK...........................       $  (12)         $   82            $ (42)          $ (70)       $  (42)
                                         ======          ======            =====           =====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)

                                                           FOR THE YEAR ENDED DECEMBER 31, 1999
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues
     --
     External.......................       $1,441          $1,819            $  --          $  --        $3,260
     Affiliated companies...........           77              68               --           (145)           --
                                           ------          ------            -----          -----        ------
                                            1,518           1,887               --           (145)        3,260
                                           ------          ------            -----          -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......        1,101           1,469                2           (145)        2,427
  Engineering, research, and
     development....................           28              24               --             --            52
  Selling, general, and
     administrative.................          276             225                1             --           502
  Depreciation and amortization of
     other intangibles..............           66              61               --             --           127
  Amortization of goodwill..........            9               8               --             --            17
                                           ------          ------            -----          -----        ------
                                            1,480           1,787                3           (145)        3,125
                                           ------          ------            -----          -----        ------
OTHER INCOME (EXPENSE)..............           12              (1)               2             --            13
                                           ------          ------            -----          -----        ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM CONTINUING OPERATIONS OF
  AFFILIATED COMPANIES..............           50              99               (1)            --           148
     Interest expense --
     External (net of interest
       capitalized).................            2              16               87              1           106
     Affiliated companies (net of
       interest income).............           74              10              (84)            --            --
     Income tax expense.............           43              38                1             --            82
     Minority interest..............           --               1               --             22            23
                                           ------          ------            -----          -----        ------
                                              (69)             34               (5)           (23)          (63)
     Equity in net income (loss)
       from continuing operations of
       affiliated companies.........           36              --              (58)            22            --
                                           ------          ------            -----          -----        ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS........................          (33)             34              (63)            (1)          (63)
Income (loss) from discontinued
  operations, net of income tax.....            1             (95)            (208)            94          (208)
                                           ------          ------            -----          -----        ------
Income (loss) before extraordinary
  loss..............................          (32)            (61)            (271)            93          (271)
Extraordinary loss, net of income
  tax...............................           --              (7)             (18)             7           (18)
                                           ------          ------            -----          -----        ------
Income (loss) before cumulative
  effect of change in accounting
  principle.........................          (32)            (68)            (289)           100          (289)
Cumulative effect of change in
  accounting principle, net of
  income tax........................          (64)            (70)            (134)           134          (134)
                                           ------          ------            -----          -----        ------
NET INCOME (LOSS)...................          (96)           (138)            (423)           234          (423)
Preferred stock dividends...........           22              --               --            (22)           --
                                           ------          ------            -----          -----        ------
NET INCOME (LOSS) to common stock...       $ (118)         $ (138)           $(423)         $ 256        $ (423)
                                           ======          ======            =====          =====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET

                                                                          DECEMBER 31, 2001
                                                ----------------------------------------------------------------------
                                                                                  TENNECO
                                                                              AUTOMOTIVE INC.
                                                 GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                                SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                                ------------   ------------   ---------------   -------   ------------
                                                                              (MILLIONS)
                    ASSETS
----------------------------------------------
Current assets:
  Cash and temporary cash investments.........     $    2         $   51          $   --        $    --      $   53
  Receivables.................................        188            420              77           (290)        395
  Inventories.................................        111            215              --             --         326
  Deferred income taxes.......................         61              5              41            (41)         66
  Prepayments and other.......................         41             60              --             --         101
                                                   ------         ------          ------        -------      ------
                                                      403            751             118           (331)        941
                                                   ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated companies..........        312             --           2,034         (2,346)         --
  Notes and advances receivable from
    affiliates................................      2,510             12           3,291         (5,813)         --
  Long-term notes receivable, net.............         31              9              --             --          40
  Goodwill and intangibles, net...............        319            122              --             --         441
  Deferred income taxes.......................        128             --              --             --         128
  Pension assets..............................          8             20              --             --          28
  Other.......................................         54             55              27             --         136
                                                   ------         ------          ------        -------      ------
                                                    3,362            218           5,352         (8,159)        773
                                                   ------         ------          ------        -------      ------
Plant, property, and equipment, at cost.......        840            995              --             --       1,835
  Less -- Reserves for depreciation and
    amortization..............................        443            425              --             --         868
                                                   ------         ------          ------        -------      ------
                                                      397            570              --             --         967
                                                   ------         ------          ------        -------      ------
                                                   $4,162         $1,539          $5,470        $(8,490)     $2,681
                                                   ======         ======          ======        =======      ======
     LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------
Current liabilities:
  Short-term debt (including current
    maturities on long-term debt)
         Short-term debt -- non-affiliated....     $   --         $   17          $  174        $    --      $  191
         Short-term debt -- affiliated........        150             60              10           (220)         --
  Trade payables..............................        130            336              --            (65)        401
  Taxes accrued...............................         53             23              --            (41)         35
  Other.......................................        115             95              41             (2)        249
                                                   ------         ------          ------        -------      ------
                                                      448            531             225           (328)        876
Long-term debt-non-affiliated.................         --             15           1,309             --       1,324
Long-term debt-affiliated.....................      1,870              3           3,940         (5,813)         --
Deferred income taxes.........................        181             63             (78)            --         166
Postretirement benefits and other
  liabilities.................................        163             59                              4         226
Commitments and contingencies
Minority interest.............................         --             15              --             --          15
Shareholders' equity..........................      1,500            853              74         (2,353)         74
                                                   ------         ------          ------        -------      ------
                                                   $4,162         $1,539          $5,470        $(8,490)     $2,681
                                                   ======         ======          ======        =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET

                                                                         DECEMBER 31, 2000
                                               ----------------------------------------------------------------------
                                                                                 TENNECO
                                                                             AUTOMOTIVE INC.
                                                GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                               SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                               ------------   ------------   ---------------   -------   ------------
                                                                             (MILLIONS)
                   ASSETS
---------------------------------------------
Current assets:
  Cash and temporary cash investments........     $    8         $   27          $   --        $   --       $   35
  Receivables................................        199            379              21          (112)         487
  Inventories................................        158            264              --            --          422
  Deferred income taxes......................         73              3              --            --           76
  Prepayments and other......................         36             53              --            --           89
                                                  ------         ------          ------        -------      ------
                                                     474            726              21          (112)       1,109
                                                  ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated companies.........        324             --           2,306        (2,630)          --
  Notes and advances receivable from
    affiliates...............................      2,343             14           3,469        (5,826)          --
  Long-term notes receivable, net............         11             13              --            --           24
  Goodwill and intangibles, net..............        321            142              --            --          463
  Deferred income taxes......................         75             18              22           (21)          94
  Pension assets.............................         22             19              --            --           41
  Other......................................         65             60              25            --          150
                                                  ------         ------          ------        -------      ------
                                                   3,161            266           5,822        (8,477)         772
                                                  ------         ------          ------        -------      ------
Plant, property, and equipment, at cost......        854            998              --            --        1,852
  Less -- Reserves for depreciation and
    amortization.............................        423            424              --            --          847
                                                  ------         ------          ------        -------      ------
                                                     431            574              --            --        1,005
                                                  ------         ------          ------        -------      ------
Net assets of discontinued operations........     $4,066         $1,566          $5,843        $(8,589)     $2,886
                                                  ======         ======          ======        =======      ======
    LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------
Current liabilities:
  Short-term debt (including current
    maturities on long-term debt)
         Short-term debt-non-affiliated......     $   --         $   28          $   64        $   --       $   92
         Short-term debt-affiliated..........         --              1              10           (11)          --
  Trade payables.............................        179            369               1           (85)         464
  Taxes accrued..............................         26             12              --           (22)          16
  Other......................................        109            104              33            (9)         237
                                                  ------         ------          ------        -------      ------
                                                     314            514             108          (127)         809
Long-term debt-non-affiliated................         --             20           1,415            --        1,435
Long-term debt-affiliated....................      1,753              4           4,069        (5,826)          --
Deferred income taxes........................        159             63             (78)           --          144
Postretirement benefits and other
  liabilities................................        126             30              (1)           (1)         154
Commitments and contingencies
Minority interest............................         --             14              --            --           14
Preferred stock with mandatory redemption
  provisions.................................         --             --              --            --           --
Shareholders' equity.........................      1,714            921             330        (2,635)         330
                                                  ------         ------          ------        -------      ------
                                                  $4,066         $1,566          $5,843        $(8,589)     $2,886
                                                  ======         ======          ======        =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31, 2001
                                              ----------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                               GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                              SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                              ------------   ------------   ---------------   -------   ------------
                                                                            (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities................................     $  46           $115            $ (20)        $  --       $ 141
                                                 -----           ----            -----         -----       -----
INVESTING ACTIVITIES
Net proceeds related to the sale of
  discontinued operations...................        --             --               --            --          --
Net proceeds from the sale of businesses and
  assets....................................         4              7               --            --          11
Expenditures for plant, property, and
  equipment.................................       (37)           (90)              --            --        (127)
Acquisitions of businesses..................        --             --               --            --          --
Expenditures for plant, property, and
  equipment and business
  acquisitions -- discontinued operations...        --             --               --            --          --
Investments and other.......................        (8)            (2)              --            --         (10)
                                                 -----           ----            -----         -----       -----
Net cash provided (used) by investing
  activities................................       (41)           (85)              --            --        (126)
                                                 -----           ----            -----         -----       -----
FINANCING ACTIVITIES
Issuance of common and treasury shares......        --             --               10            --          10
Purchase of common stock....................        --             --               --            --          --
Issuance of equity securities by a
  subsidiary................................        --             --               --            --          --
Issuance of long-term debt..................        --             --                             --          --
Retirement of long-term debt................        --             (4)             (53)           --         (57)
Net increase (decrease) in short-term debt
  excluding current maturities on long-term
  debt......................................        --             (7)              56            --          49
Intercompany dividends and net increase
  (decrease) in intercompany obligations....       (11)             5                6            --          --
Dividends (common)..........................        --             --                             --          --
Other.......................................        --             --                1            --           1
                                                 -----           ----            -----         -----       -----
Net cash provided (used) by financing
  activities................................       (11)            (6)              20            --           3
                                                 -----           ----            -----         -----       -----
Effect of foreign exchange rate changes on
  cash and temporary cash investments.......        --             --               --            --          --
                                                 -----           ----            -----         -----       -----
Increase (decrease) in cash and temporary
  cash investments..........................        (6)            24               --            --          18
Cash and temporary cash investments, January
  1.........................................         8             27               --            --          35
                                                 -----           ----            -----         -----       -----
Cash and temporary cash investments,
  December 31 (Note)........................     $   2           $ 51            $  --         $  --       $  53
                                                 =====           ====            =====         =====       =====

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31, 2000
                                              ----------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                               GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                              SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                              ------------   ------------   ---------------   -------   ------------
                                                                            (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities................................     $ 482           $ 45            $(293)         $--        $ 234
                                                 -----           ----            -----          --         -----
INVESTING ACTIVITIES
Net proceeds related to the sale of
  discontinued operations...................        --             --               --          --            --
Net proceeds from the sale of businesses and
  assets....................................         5             21               --          --            26
Expenditures for plant, property, and
  equipment.................................       (51)           (95)              --          --          (146)
Acquisitions of businesses..................        (1)            (4)              --          --            (5)
Expenditures for plant, property, and
  equipment and business
  acquisitions -- discontinued operations...        --             --               --          --            --
Investments and other.......................       (18)           (14)              --          --           (32)
                                                 -----           ----            -----          --         -----
Net cash provided (used) by investing
  activities................................       (65)           (92)              --          --          (157)
                                                 -----           ----            -----          --         -----
FINANCING ACTIVITIES
Issuance of common and treasury shares......        --             --               17          --            17
Purchase of common stock....................        --             --               --          --            --
Issuance of equity securities by a
  subsidiary................................        --              1               --          --             1
Issuance of long-term debt..................        --              1               --          --             1
Retirement of long-term debt................        (1)            (3)            (103)         --          (107)
Net increase (decrease) in short-term debt
  excluding current maturities on long-term
  debt......................................        --            (28)              12          --           (16)
Intercompany dividends and net increase
  (decrease) in intercompany obligations....      (425)            50              375          --            --
Dividends (common)..........................        --             --               (7)         --            (7)
Other.......................................       (11)            --               (1)         --           (12)
                                                 -----           ----            -----          --         -----
Net cash provided (used) by financing
  activities................................      (437)            21              293          --          (123)
                                                 -----           ----            -----          --         -----
Effect of foreign exchange rate changes on
  cash and temporary cash investments.......        --             (3)              --          --            (3)
                                                 -----           ----            -----          --         -----
Increase (decrease) in cash and temporary
  cash investments..........................       (20)           (29)              --          --           (49)
Cash and temporary cash investments, January
  1.........................................        28             56               --          --            84
                                                 -----           ----            -----          --         -----
Cash and temporary cash investments,
  December 31 (Note)........................     $   8           $ 27            $  --          $--        $  35
                                                 =====           ====            =====          ==         =====

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31, 1999
                                              ----------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                               GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                              SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                              ------------   ------------   ---------------   -------   ------------
                                                                            (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities................................     $ (92)        $   (25)         $  (115)       $(22)      $  (254)
                                                 -----         -------          -------        ----       -------
INVESTING ACTIVITIES
Net proceeds related to the sale of
  discontinued operations...................        --             303               --          --           303
Net proceeds from sale of businesses and
  assets....................................         6               2               --          --             8
Expenditures for plant, property, and
  equipment.................................       (51)           (103)              --          --          (154)
Acquisitions of businesses..................        (2)            (34)              --          --           (36)
Expenditures for plant, property, and
  equipment and business
  acquisitions -- discontinued operations...        --          (1,264)              --          --        (1,264)
Investments and other.......................        (8)            (37)              --          --           (45)
                                                 -----         -------          -------        ----       -------
Net cash provided (used) by investing
  activities................................       (55)         (1,133)              --          --        (1,188)
                                                 -----         -------          -------        ----       -------
FINANCING ACTIVITIES
Issuance of common and treasury shares......        --              --               41          --            41
Purchase of common stock....................        --              --               (4)         --            (4)
Redemption of equity securities by a
  subsidiary................................      (408)             --               --          --          (408)
Issuance of long-term debt..................        --           2,200            1,521          --         3,721
Retirement of long-term debt................        (1)            (35)          (1,374)         --        (1,410)
Net increase (decrease) in short-term debt
  excluding current maturities on long-term
  debt......................................       (25)            392             (661)         --          (294)
Intercompany dividends and net increase
  (decrease) in intercompany obligations....       630          (1,370)             740          --            --
Dividends (common)..........................       (22)             --             (151)         22          (151)
                                                 -----         -------          -------        ----       -------
Net cash provided (used) by financing
  activities................................       174           1,187              112          22         1,495
                                                 -----         -------          -------        ----       -------
Effect of foreign exchange rate changes on
  cash and temporary cash investments.......        --               2               --          --             2
                                                 -----         -------          -------        ----       -------
Increase (decrease) in cash and temporary
  cash investments..........................        27              31               (3)         --            55
Cash and temporary cash investments, January
  1.........................................         1              25                3          --            29
                                                 -----         -------          -------        ----       -------
Cash and temporary cash investments,
  December 31 (Note)........................     $  28         $    56          $    --        $ --       $    84
                                                 =====         =======          =======        ====       =======

-------------------------

Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months at the date of purchase.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   INCOME (LOSS) BEFORE
                       NET SALES    INTEREST EXPENSE,     INCOME (LOSS)   INCOME (LOSS)   INCOME (LOSS)
                          AND          INCOME TAXES           FROM            FROM           BEFORE
                       OPERATING       AND MINORITY        CONTINUING     DISCONTINUED    EXTRAORDINARY   EXTRAORDINARY
QUARTER                REVENUES          INTEREST          OPERATIONS      OPERATIONS         LOSS            LOSS
-------                ---------   --------------------   -------------   -------------   -------------   -------------
                                                                  (MILLIONS)
2001
  1st................   $  864             $  6               $ (31)           $--            $ (31)          $ --
  2nd................      925               47                   2             --                2             --
  3rd................      817               37                  (2)            --               (2)            --
  4th................      758                2                 (99)            --              (99)            --
                        ------             ----               -----            ---            -----           ----
                        $3,364             $ 92               $(130)           $--            $(130)          $ --
                        ======             ====               =====            ===            =====           ====
2000
  1st................   $  878             $ 47               $   1            $--            $   1           $ --
  2nd................      942               68                  15             --               15             --
  3rd................      865               47                   6             --                6             (1)
  4th................      843              (42)                (63)            --              (63)            --
                        ------             ----               -----            ---            -----           ----
                        $3,528             $120               $ (41)           $--            $ (41)          $ (1)
                        ======             ====               =====            ===            =====           ====

                        INCOME (LOSS)
                            BEFORE        CUMULATIVE
                          CUMULATIVE      EFFECT OF
                       EFFECT OF CHANGE   CHANGE IN
                        IN ACCOUNTING     ACCOUNTING   NET INCOME
QUARTER                   PRINCIPLE       PRINCIPLE      (LOSS)
-------                ----------------   ----------   ----------
                                       (MILLIONS)
2001
  1st................       $ (31)           $--         $ (31)
  2nd................           2             --             2
  3rd................          (2)            --            (2)
  4th................         (99)            --           (99)
                            -----            ---         -----
                            $(130)           $--         $(130)
                            =====            ===         =====
2000
  1st................       $   1            $--         $   1
  2nd................          15             --            15
  3rd................           5             --             5
  4th................         (63)            --           (63)
                            -----            ---         -----
                            $ (42)           $--         $ (42)
                            =====            ===         =====

                                                    BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                         ------------------------------------------------------------------------------------------------------
                                                                                          BEFORE        CUMULATIVE
                                                                                        CUMULATIVE      EFFECT OF
                            FROM          FROM          BEFORE                       EFFECT OF CHANGE   CHANGE IN
                         CONTINUING   DISCONTINUED   EXTRAORDINARY   EXTRAORDINARY    IN ACCOUNTING     ACCOUNTING   NET INCOME
QUARTER                  OPERATIONS    OPERATIONS        LOSS            LOSS           PRINCIPLE       PRINCIPLE      (LOSS)
-------                  ----------   ------------   -------------   -------------   ----------------   ----------   ----------
2001
  1st................      $ (.84)        $--           $ (.84)          $  --            $ (.84)          $--         $ (.84)
  2nd................         .06          --              .06              --               .06            --            .06
  3rd................        (.06)         --             (.06)             --              (.06)           --           (.06)
  4th................       (2.53)         --            (2.53)             --             (2.53)           --          (2.53)
                           ------         ---           ------           -----            ------           ---         ------
                           $(3.43)        $--           $(3.43)          $  --            $(3.43)          $--         $(3.43)
                           ======         ===           ======           =====            ======           ===         ======
2000
  1st................      $  .03         $--           $  .03           $  --            $  .03           $--         $  .03
  2nd................         .42          --              .42              --               .42            --            .42
  3rd................         .17          --              .17            (.01)              .16            --            .16
  4th................       (1.74)         --            (1.74)             --             (1.74)           --          (1.74)
                           ------         ---           ------           -----            ------           ---         ------
                           $(1.18)        $--           $(1.18)          $(.02)           $(1.20)          $--         $(1.20)
                           ======         ===           ======           =====            ======           ===         ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                              DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                         ------------------------------------------------------------

                            FROM           FROM           BEFORE
                         CONTINUING    DISCONTINUED    EXTRAORDINARY    EXTRAORDINARY
       QUARTER           OPERATIONS     OPERATIONS         LOSS             LOSS
       -------           ----------    ------------    -------------    -------------
2001
  1st................      $ (.84)        $  --           $ (.84)           $  --
  2nd................         .06            --              .06               --
  3rd................        (.06)           --             (.06)              --
  4th................       (2.53)           --            (2.53)              --
                           ------         -----           ------            -----
                           $(3.43)        $  --           $(3.43)           $  --
                           ======         =====           ======            =====
2000
  1st................      $  .03         $  --           $  .03            $  --
  2nd................         .42            --              .42               --
  3rd................         .16            --              .16             (.01)
  4th................       (1.74)           --            (1.74)              --
                           ------         -----           ------            -----
                           $(1.18)        $  --           $(1.18)           $(.02)
                           ======         =====           ======            =====

                       DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                       ---------------------------------------------
                            BEFORE          CUMULATIVE
                       CUMULATIVE EFFECT    EFFECT OF
                           OF CHANGE        CHANGE IN
                         IN ACCOUNTING      ACCOUNTING    NET INCOME
       QUARTER             PRINCIPLE        PRINCIPLE       (LOSS)
       -------         -----------------    ----------    ----------
2001
  1st................       $ (.84)           $  --        $  (.84)
  2nd................          .06               --            .06
  3rd................         (.06)              --           (.06)
  4th................        (2.53)              --          (2.53)
                            ------            -----        -------
                            $(3.43)           $  --        $ (3.43)
                            ======            =====        =======
2000
  1st................       $  .03            $  --        $   .03
  2nd................          .42               --            .42
  3rd................          .15               --            .15
  4th................        (1.74)              --          (1.74)
                            ------            -----        -------
                            $(1.20)           $  --        $ (1.20)
                            ======            =====        =======

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

                                                                     SCHEDULE II

                TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                      (MILLIONS)

                  COLUMN A                     COLUMN B          COLUMN C          COLUMN D    COLUMN E
                  --------                     ---------   --------------------   ----------   --------
                                                                ADDITIONS
                                                           --------------------
                                                BALANCE     CHARGED    CHARGED
                                                  AT          TO          TO                   BALANCE
                                               BEGINNING   COSTS AND    OTHER                   AT END
DESCRIPTION                                     OF YEAR    EXPENSES    ACCOUNTS   DEDUCTIONS   OF YEAR
-----------                                    ---------   ---------   --------   ----------   --------
Allowance for Doubtful Accounts and Notes
  Deducted from Assets to Which it Applies:
     Year Ended December 31, 2001............     $24         $12         --         $ 7         $29
                                                  ===         ===        ===         ===         ===
     Year Ended December 31, 2000............     $29         $ 3        $--         $ 8         $24
                                                  ===         ===        ===         ===         ===
     Year Ended December 31, 1999............     $39         $21        $(2)        $29         $29
                                                  ===         ===        ===         ===         ===

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The section entitled "Election of Directors" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2002 is incorporated herein by reference. In addition, Item 4.1 of this Annual Report on Form 10-K, which appears at the end of Part I, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The sections entitled "Executive Compensation," and "Election of Directors -- Compensation of Directors" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2002 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The section entitled "Ownership of Common Stock" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2002 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The section entitled "Election of Directors -- Transactions with Management and Others" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2002 is incorporated herein by reference.

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

                      INDEX TO SCHEDULE INCLUDED IN ITEM 8

                                                              PAGE
                                                              ----
Schedules of Tenneco Automotive Inc. and Consolidated
  Subsidiaries -- Schedule II --
Valuation and qualifying accounts -- three years ended
  December 31, 2001.........................................   97

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
Schedule I -- Condensed financial information of registrant
Schedule III -- Real estate and accumulated depreciation
Schedule IV -- Mortgage loans on real estate
Schedule V -- Supplemental information concerning property -- casualty insurance operations

                              REPORTS ON FORM 8-K

     We filed the following Current Report on Form 8-K during the quarter ended December 31, 2001:

     - Current Report on Form 8-K dated October 24, 2001, including pursuant to
       Item 5 certain information regarding our results of operations for the third quarter of 2001.

                                    EXHIBITS

     The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2001, or incorporated herein by reference (exhibits designated by an asterisk are filed with the Report; all other exhibits are incorporated by reference):

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  2         --   None.
  3.1(a)    --   Restated Certificate of Incorporation of the registrant
                 dated December 11, 1996 (incorporated herein by reference
                 from Exhibit 3.1(a) of the registrant's Annual Report on
                 Form 10-K for the year ended December 31, 1997, File No.
                 1-12387).
  3.1(b)    --   Certificate of Amendment, dated December 11, 1996
                 (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997, File No. 1-12387).
  3.1(c)    --   Certificate of Ownership and Merger, dated July 8, 1997
                 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997, File No. 1-12387).
  3.1(d)    --   Certificate of Designation of Series B Junior Participating
                 Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1998, File No. 1-12387).
  3.1(e)    --   Certificate of Elimination of the Series A Participating
                 Junior Preferred Stock of the registrant dated September 11,
                 1998 (incorporated herein by reference from Exhibit 3.1(e)
                 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1998, File No. 1-12387).
  3.1(f)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated November 5, 1999
                 (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(g)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated November 5, 1999
                 (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(h)    --   Certificate of Ownership and Merger merging Tenneco
                 Automotive Merger Sub Inc. with and into the registrant,
                 dated November 5, 1999 (incorporated herein by reference
                 from Exhibit 3.1(h) of the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).
  3.1(i)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated May 9, 2000
                 (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
  3.2(a)    --   By-laws of the registrant, as amended March 14, 2000
                 (incorporated herein by reference from Exhibit 3.2(a) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1999, File No. 1-12387).
  3.3       --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                 ("Global"), as amended (incorporated herein by reference to
                 Exhibit 3.3 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.4       --   By-laws of Global (incorporated herein by reference to
                 Exhibit 3.4 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.5       --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                 (incorporated herein by reference to Exhibit 3.5 to the
                 registrant's Registration Statement on Form S-4, Reg. No.
                 333-93757).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  3.6       --   By-laws of TMC (incorporated herein by reference to Exhibit
                 3.6 to the registrant's Registration Statement on Form S-4,
                 Reg. No. 333-93757).
  3.7       --   Amended and Restate Certificate of Incorporation of Tenneco
                 International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.8       --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.9       --   Certificate of Incorporation of Clevite Industries Inc.
                 ("Clevite"), as amended (incorporated herein by reference to
                 Exhibit 3.9 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.10      --   By-laws of Clevite (incorporated herein by reference to
                 Exhibit 3.10 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.11      --   Amended and Restated Certificate of Incorporation of the
                 Pullman Company ("Pullman") (incorporated herein by
                 reference to Exhibit 3.11 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.12      --   By-laws of Pullman (incorporated herein by reference to
                 Exhibit 3.12 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.13      --   Certificate of Incorporation of Tenneco Automotive Operating
                 Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
  3.14      --   By-laws of Operating (incorporated herein by reference to
                 Exhibit 3.14 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  4.1(a)    --   Rights Agreement dated as of September 8, 1998, by and
                 between the registrant and First Chicago Trust Company of
                 New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                 8-K dated September 24, 1998, File No. 1-12387).
  4.1(b)    --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                 Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1999,
                 File No. 1-12387).
  4.1(c)    --   Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from
                 Exhibit 4.4(b) of the registrant's Post-Effective Amendment
                 No. 3, dated February 26, 2001, to its Registration
                 Statement on Form 8-A dated September 17, 1998.)
  4.2(a)    --   Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Registration Statement on Form S-4,
                 Registration No. 333-14003).
  4.2(b)    --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                 herein by reference from Exhibit 4.3(b) of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
  4.2(c)    --   Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  4.2(d)    --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(e)    --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(f)    --   Fifth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(f) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(g)    --   Eighth Supplemental Indenture, dated as of April 28, 1997, to Indenture, dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Current Report on Form 8-K dated April 23,
                 1997, File No. 1-12387).
  4.2(h)    --   Ninth Supplemental Indenture, dated as of April 28, 1997, to
                 Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.2 of the
                 registrant's Current Report on Form 8-K dated April 23,
                 1997, File No. 1-12387).
  4.2(i)    --   Tenth Supplemental Indenture, dated as of July 16, 1997, to
                 Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Current Report on Form 8-K dated June 11, 1997,
                 File No. 1-12387).
  4.2(j)    --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                 Indenture dated November 1, 1996 between The Chase Manhattan
                 Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-12387).
  4.3       --   Specimen stock certificate for Tenneco Automotive Inc.
                 common stock (incorporated herein by reference from Exhibit
                 4.3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387)
  4.4(a)    --   Indenture dated October 14, 1999 by and between the
                 registrant and The Bank of New York, as trustee
                 (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  4.4(b)    --   Supplemental Indenture dated November 4, 1999 among Tenneco
                 Automotive Operating Subsidiary Inc. (formerly Tenneco
                 Automotive Inc.), Tenneco International Holding Corp.,
                 Tenneco Global Holdings Inc., the Pullman Company, Clevite
                 Industries Inc. and TMC Texas Inc. in favor of The Bank of
                 New York, as trustee (incorporated herein by reference from
                 Exhibit 4.4(b) of the registrant's Quarterly Report on Form
                 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).
  4.4(c)    --   Subsidiary Guarantee dated as of October 14, 1999 from
                 Tenneco Automotive Operating Subsidiary Inc. (formerly
                 Tenneco Automotive Inc.), Tenneco International Holding
                 Corp., Tenneco Global Holdings Inc., the Pullman Company,
                 Clevite Industries Inc. and TMC Texas Inc. in favor of The
                 Bank of New York, as trustee (incorporated herein by
                 reference to Exhibit 4.4(c) to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  4.5(a)    --   Credit Agreement, dated as of September 30, 1999, among the registrant, the Lenders named therein, Commerzbank and Bank of America, N.A., Citicorp USA, Inc. and The Chase Manhattan
                 Bank (incorporated herein by reference from Exhibit 4.5(a)
                 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-12387).
  4.5(b)    --   First Amendment to the Credit Agreement, dated October 20,
                 2000, among the registrant, The Chase Manhattan Bank and
                 Citicorp USA, Inc. (incorporated herein by reference from
                 Exhibit 4.1 to the registrant's Current Report on Form 8-K dated October 24, 2000, File No. 1-12387).
  4.6(c)    --   Second Amendment to Credit Agreement, dated March 22, 2001, among the registrant, the lenders party thereto and The
                 Chase Manhattan Bank (incorporated by reference from Exhibit
                 4.1 to the registrant's Current Report on Form 8-K dated
                 March 22, 2001, File No. 1-12387).
  4.6(d)    --   Third Amendment to Credit Agreement, dated March 13, 2002, among the registrant, JPMorgan Chase Bank as administrative agent and the lenders named therein. (incorporated by
                 reference from Exhibit 4.1 of the registrant's Current
                 Report on Form 8-K dated March 13, 2002, File No. 1-2387).
  9         --   None.
 10.1       --   Distribution Agreement, dated November 1, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
                 10, File No. 1-12387).
 10.2       --   Amendment No. 1 to Distribution Agreement, dated as of
                 December 11, 1996, by and among El Paso Tennessee Pipeline
                 Co. (formerly Tenneco Inc.), the registrant, and Newport
                 News Shipbuilding Inc. (incorporated herein by reference
                 from Exhibit 10.2 of the registrant's Annual Report on Form
                 10-K for the year ended December 31, 1996, File No.
                 1-12387).
 10.3       --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                 Tenneco Inc.), the registrant, and Newport News Shipbuilding
                 Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year
                 ended December 31, 1996, File No. 1-12387).
 10.4       --   Benefits Agreement, dated December 11, 1996, by and among El
                 Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                 registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
 10.5       --   Insurance Agreement, dated December 11, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
 10.6       --   Tax Sharing Agreement, dated December 11, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                 Newport News Shipbuilding Inc., the registrant, and El Paso
                 Natural Gas Company (incorporated herein by reference from
                 Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
 10.7       --   First Amendment to Tax Sharing Agreement, dated as of
                 December 11, 1996, among El Paso Tennessee Pipeline Co.
                 (formerly Tenneco Inc.), the registrant, El Paso Natural Gas
                 Company and Newport News Shipbuilding Inc. (incorporated
                 herein by reference from Exhibit 10.7 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
 10.8       --   Tenneco Automotive Inc. Executive Incentive Compensation
                 Plan (incorporated herein by reference from Exhibit 10.8 to the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 2000, File No. 1-12387).(1)
 10.9       --   Tenneco Automotive Inc. Change of Control Severance Benefits
                 Plan for Key Executives (incorporated herein by reference
                 from Exhibit 10.13 of the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).(1)
 10.10      --   Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                 Registration Statement on Form S-4, Reg. No. 333-93757).(1)
 10.11      --   Tenneco Automotive Inc. Key Executive Pension Plan
                 (incorporated herein by reference from Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).(1)
 10.12      --   Tenneco Automotive Inc. Deferred Compensation Plan
                 (incorporated herein by reference from Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).(1)
 10.13      --   Tenneco Automotive Inc. Supplemental Executive Retirement
                 Plan (incorporated herein by reference from Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 2000, File No. 1-12387).(1)
 10.14      --   Release Agreement dated as of October 18, 1999 by and
                 between Dana G. Mead and Tenneco Management Company and
                 Modification of Release Agreement dated as of October 18,
                 1999 among Dana G. Mead, Tenneco Automotive Inc. and Tenneco
                 Management Company (incorporated herein by reference from
                 Exhibit 10.18 of the registrant's Quarterly Report on Form
                 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).(1)
 10.15      --   Release Agreement dated as of September 17, 1999 by and
                 between Robert T. Blakely and Tenneco Management Company and
                 Modification of Release Agreement dated as of September 17,
                 1999 among Robert T. Blakely, Tenneco Automotive Inc. and
                 Tenneco Management Company (incorporated herein by reference from Exhibit 10.15 to the registrant's Annual Report on Form
                 10-K for the year ended December 31, 1999, File No.
                 1-12387).(1)
 10.16      --   Distribution Agreement by and between the registrant and
                 Tenneco Packaging Inc. dated November 3, 1999 (incorporated herein by reference to Exhibit 2 to the registrant's Current
                 Report on Form 8-K dated November 4, 1999, File No.
                 1-12387).
 10.17      --   Human Resources Agreement by and between Tenneco Automotive
                 Inc. and Tenneco Packaging Inc. dated November 4, 1999
                 (incorporated herein by reference to Exhibit 99.1 to the
                 registrant's Current Report on Form 8-K dated November 4,
                 1999, File No. 1-12387).
 10.18      --   Tax Sharing Agreement by and between Tenneco Automotive Inc.
                 and Tenneco Packaging Inc. dated November 3, 1999
                 (incorporated herein by reference to Exhibit 99.2 to the
                 registrant's Current Report on Form 8-K dated November 4,
                 1999, File No. 1-12387).
 10.19      --   Amended and Restated Transition Services Agreement by and
                 between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                 dated as of November 4, 1999 (incorporated herein by
                 reference from Exhibit 10.21 of the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-12387).
 10.20      --   Assumption Agreement among Tenneco Automotive Operating
                 Company Inc., Tenneco International Holding Corp., Tenneco
                 Global Holdings Inc., The Pullman Company, Clevite
                 Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                 and the other Initial Purchasers listed in the Purchase
                 Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.24 of the registrant's
                 Registration Statement on Form S-4, Reg. No. 333-93757).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
 10.21      --   Amendment No. 1 to Change in Control Severance Benefits Plan
                 for Key Executives (incorporated herein by reference from
                 Exhibit 10.23 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No.
                 1-12387).(1)
 10.22      --   Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from
                 Exhibit 10.24 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No.
                 1-12387).(1)
 10.23      --   Letter Agreement dated July 27, 2000 between the registrant and Mark A. McCollum (incorporated herein by reference from
                 Exhibit 10.25 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No.
                 1-12387).(1)
 10.24      --   Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000, File No.
                 1-12387).(1)
 10.25      --   Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference
                 from Exhibit 10.28 to the registrant's Annual Report on Form
                 10-K for the year ended December 31, 2000, File No.
                 1-12387).(1)
 10.26      --   Form of Indemnity Agreement entered into between the
                 registrant and the following directors of the registrant:
                 Paul Stecko, M. Kathryn Eickhoff and Dennis Severance
                 (incorporated herein by reference from Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).
 10.27      --   Mark P. Frissora Special Appendix under Tenneco Automotive
                 Inc. Supplemental Executive Retirement Plan (incorporated
                 herein by reference from Exhibit 10.30 to the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 2000, File No. 1-12387).(1)
*10.28      --   Letter Agreement dated as of June 1, 2001 between the
                 registrant and Hari Nair.(1)
 11         --   None.
*12         --   Statement of Ratio of Earnings to Fixed Charges--December
                 31, 2001, 2000, 1999, 1998 and 1997.
 13         --   None.
 16         --   None.
 18         --   None.
*21         --   List of subsidiaries of the registrant.
 22         --   None.
*23         --   Consent of Arthur Andersen LLP.
*24         --   Power of Attorney of Mark P. Frissora, Mark A. McCollum,
                 Kenneth R. Trammell, Sir David Plastow, M. Kathryn Eickhoff,
                 Roger B. Porter, Paul T. Stecko, David B. Price, Jr., Frank
                 E. Macher and Dennis G. Severance.
 99         --   None.

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

                                          TENNECO AUTOMOTIVE INC.

                                          By      /s/ MARK P. FRISSORA*
                                            ------------------------------------
                                                      Mark P. Frissora
                                            Chairman and Chief Executive Officer

Date: March 14, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on March 14, 2002.

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