Form 10-Q
period 2002-03-31
TENNECO AUTOMOTIVE INC
filed 2002-05-15
CIK 1024725

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

            For the Quarterly Period Ended March 31, 2002

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

      Common Stock, par value $.01 per share: 40,046,746 shares as of April 30,
                                     2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                  PAGE
                                                                  ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Tenneco Automotive Inc. and Consolidated Subsidiaries--
       Report of Independent Public Accountants.............        4
       Statements of Income (Loss)..........................        5
       Balance Sheets.......................................        6
       Statements of Cash Flows.............................        7
       Statements of Changes in Shareholders' Equity........        8
       Statements of Comprehensive Income (Loss)............        9
       Notes to Financial Statements........................       10
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................       23
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................       36
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings.................................        *
  Item 2. Changes in Securities and Use of Proceeds.........        *
  Item 3. Defaults Upon Senior Securities...................        *
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................        *
  Item 5. Other Information.................................       37
  Item 6. Exhibits and Reports on Form 8-K..................       37

---------------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q contains forward-looking statements regarding, among other things, our prospects and business strategies. The words "may", "will," "believes," "should," "could", "plans," "expects," "anticipate," "intends," "estimates," and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

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

     - terrorism, acts of war and similar events, and their resultant impact on economic and political conditions; and

     - the occurrence or non-occurrence of other circumstances beyond our control.

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO TENNECO AUTOMOTIVE INC.:

     We have reviewed the consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of March 31, 2002, and the related consolidated statements of income, cash flows, changes in shareholders' equity and comprehensive income for the three-month period ended March 31, 2002. These financial statements are the responsibility of Tenneco Automotive Inc.'s management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
April 22, 2002

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                --------------------------
                                                                   2002           2001
                                                                   ----           ----
                                                                (MILLIONS EXCEPT SHARE AND
                                                                    PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues..........................    $       809    $       864
                                                                -----------    -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation shown below).....            640            706
  Engineering, research, and development....................             10             13
  Selling, general, and administrative......................             97            101
  Depreciation and amortization of other intangibles........             34             33
  Amortization of goodwill..................................             --              4
                                                                -----------    -----------
                                                                        781            857
                                                                -----------    -----------
OTHER INCOME (EXPENSE)......................................             (1)            (1)
                                                                -----------    -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY
  INTEREST..................................................             27              6
  Interest expense (net of interest capitalized)............             36             47
  Income tax benefit........................................             (8)           (10)
  Minority interest.........................................              1             --
                                                                -----------    -----------
NET LOSS....................................................    $        (2)   $       (31)
                                                                ===========    ===========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding--
  Basic.....................................................     39,749,829     36,592,072
  Diluted...................................................     40,855,671     36,751,022
Earnings (loss) per share of common stock--
  Basic.....................................................    $      (.05)   $      (.84)
  Diluted...................................................    $      (.05)   $      (.84)
PRO FORMA EXCLUDING GOODWILL AMORTIZATION
Net loss....................................................    $        (2)   $       (27)
Earnings (loss) per share of common stock--
  Basic.....................................................    $      (.05)   $      (.75)
  Diluted...................................................    $      (.05)   $      (.75)

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES



                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                MARCH 31,    DECEMBER 31,
                                                                  2002           2001
                                                                ---------    ------------
                                                                       (MILLIONS)
                           ASSETS
Current assets:
  Cash and temporary cash investments.......................     $    56       $    53
  Receivables--
    Customer notes and accounts, net........................         427           380
    Other...................................................          15            15
  Inventories--
    Finished goods..........................................         150           149
    Work in process.........................................          70            69
    Raw materials...........................................          68            71
    Materials and supplies..................................          36            37
  Deferred income taxes.....................................          67            66
  Prepayments and other.....................................         109           101
                                                                 -------       -------
                                                                     998           941
Other assets:
  Long-term notes receivable, net...........................          36            40
  Goodwill and intangibles, net.............................         426           441
  Deferred income taxes.....................................         145           128
  Pension assets............................................          29            28
  Other.....................................................         134           136
                                                                 -------       -------
                                                                     770           773
                                                                 -------       -------
Plant, property, and equipment, at cost.....................       1,838         1,835
  Less--Reserves for depreciation and amortization..........         887           868
                                                                 -------       -------
                                                                     951           967
                                                                 -------       -------
                                                                 $ 2,719       $ 2,681
                                                                 =======       =======

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
    debt)...................................................     $   208       $   191
  Trade payables............................................         454           401
  Accrued taxes.............................................          34            35
  Accrued interest..........................................          40            25
  Accrued liabilities.......................................          71            76
  Other.....................................................         165           148
                                                                 -------       -------
                                                                     972           876
                                                                 -------       -------
Long-term debt..............................................       1,299         1,324
                                                                 -------       -------
Deferred income taxes.......................................         168           166
                                                                 -------       -------
Postretirement benefits.....................................         181           174
                                                                 -------       -------
Deferred credits and other liabilities......................          41            52
                                                                 -------       -------
Commitments and contingencies
Minority interest...........................................          16            15
                                                                 -------       -------
Shareholders' equity:
  Common stock..............................................          --            --
  Premium on common stock and other capital surplus.........       2,748         2,748
  Accumulated other comprehensive loss......................        (405)         (375)
  Retained earnings (accumulated deficit)...................      (2,061)       (2,059)
                                                                 -------       -------
                                                                     282           314
  Less--Shares held as treasury stock, at cost..............         240           240
                                                                 -------       -------
                                                                      42            74
                                                                 -------       -------
                                                                 $ 2,719       $ 2,681
                                                                 =======       =======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2002      2001
                                                              ----      ----
                                                                (MILLIONS)
OPERATING ACTIVITIES
Net loss....................................................  $ (2)     $(31)
Adjustments to reconcile income to cash provided (used) by
  operating activities Depreciation and amortization........    34        37
  Deferred income taxes.....................................   (15)      (18)
  (Gain) loss on sale of assets, net........................    --         2
  Changes in components of working capital--
     (Increase) decrease in receivables.....................   (53)      (35)
     (Increase) decrease in inventories.....................    (2)       (4)
     (Increase) decrease in prepayments and other current
      assets................................................    (9)       (5)
     Increase (decrease) in payables........................    58        16
     Increase (decrease) in accrued taxes...................    (2)       --
     Increase (decrease) in accrued interest................    15        13
     Increase (decrease) in other current liabilities.......    19        (6)
  Other.....................................................    (2)        2
                                                              ----      ----
Net cash provided (used) by operating activities............    41       (29)
                                                              ----      ----
INVESTING ACTIVITIES
Expenditures for plant, property, and equipment.............   (23)      (25)
Investments and other.......................................    (4)       (5)
                                                              ----      ----
Net cash provided (used) by investing activities............   (27)      (30)
                                                              ----      ----
NET CASH PROVIDED (USED) BEFORE FINANCING ACTIVITIES........    14       (59)
FINANCING ACTIVITIES
Issuance of common and treasury stock.......................    --         3
Retirement of long-term debt................................    --        (5)
Net increase (decrease) in short-term debt excluding current maturities of
  long-term debt............................................    (7)       78
                                                              ----      ----
Net cash provided (used) by financing activities............    (7)       76
                                                              ----      ----
Effect of foreign exchange rate changes on cash and
  temporary cash investments................................    (4)        4
                                                              ----      ----
Increase (decrease) in cash and temporary cash
  investments...............................................     3        21
Cash and temporary cash investments, January 1..............    53        35
                                                              ----      ----
Cash and temporary cash investments, March 31 (Note)........  $ 56      $ 56
                                                              ====      ====
Cash paid during the period for interest....................  $ 22      $ 34
Cash paid during the period for income taxes (net of
  refunds)..................................................  $  9      $  8

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31,
                                                    -------------------------------------------
                                                            2002                   2001
                                                    --------------------   --------------------
                                                      SHARES     AMOUNT      SHARES     AMOUNT
                                                      ------     ------      ------     ------
                                                          (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1.................................  41,355,074   $    --   37,797,256   $    --
  Issued (Reacquired) pursuant to benefit plans...     (14,003)       --      814,406        --
                                                    ----------   -------   ----------   -------
Balance March 31..................................  41,341,071        --   38,611,662        --
                                                    ==========             ==========
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1.................................                 2,748                  2,738
     Premium on common stock issued pursuant to
       benefit plans..............................                    --                      2
                                                                 -------                -------
Balance March 31..................................                 2,748                  2,740
                                                                 -------                -------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance January 1.................................                  (375)                  (239)
  Other comprehensive loss........................                   (30)                   (54)
                                                                 -------                -------
Balance March 31..................................                  (405)                  (293)
                                                                 -------                -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1.................................                (2,059)                (1,929)
  Net loss........................................                    (2)                   (31)
                                                                 -------                -------
  Balance March 31................................                (2,061)                (1,960)
                                                                 -------                -------
LESS--COMMON STOCK HELD AS TREASURY STOCK, AT COST
                                                    ----------             ----------
Balance January 1 and March 31....................   1,294,692       240    1,298,498       240
                                                    ==========   -------   ==========   -------
       Total......................................               $    42                $   247
                                                                 =======                =======

      The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                 -------------------------------------------------------------
                                                             2002                            2001
                                                 -----------------------------   -----------------------------
                                                  ACCUMULATED                     ACCUMULATED
                                                     OTHER                           OTHER
                                                 COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                    INCOME          INCOME          INCOME          INCOME
                                                 -------------   -------------   -------------   -------------
                                                                          (MILLIONS)
NET LOSS......................................                       $ (2)                           $(31)
                                                                     ----                            ----
ACCUMULATED OTHER COMPREHENSIVE LOSS
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1...........................       $(316)                          $(237)
    Translation of foreign currency
       statements.............................         (34)           (34)             (54)           (54)
                                                     -----                           -----
  Balance March 31............................        (350)                           (291)
                                                     -----                           -----
FAIR VALUE OF INTEREST RATE SWAPS
  Balance January 1...........................       $ (17)                          $  --
    Fair value adjustment.....................           4              4               --             --
                                                     -----                           -----
  Balance March 31............................         (13)                             --
                                                     -----                           -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance January 1 and March 31..............         (42)                             (2)
                                                     -----                           -----
Balance March 31..............................       $(405)                          $(293)
                                                     =====           ----            =====           ----
Other comprehensive loss......................                        (30)                            (54)
                                                                     ----                            ----
COMPREHENSIVE LOSS............................                       $(32)                           $(85)
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

     We have reclassified prior year's financial statements where appropriate to conform to 2002 presentations.

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

     In the fourth quarter of 2000, our Board of Directors approved a restructuring plan to reduce administrative and operational overhead costs. We recorded, in the fourth quarter of 2000, a pre-tax charge related to the plan of $46 million, $32 million after tax, or $.92 per diluted common share. Within the statement of income, $13 million of the pre-tax charge is reflected in cost of sales, while $33 million is included in selling, general, and administrative expenses. The charge is comprised of $24 million of severance and related costs for salaried employment reductions worldwide and $22 million for the reduction of manufacturing and distribution capacity in response to long-term market trends. The 2000 plan involved closing a North American aftermarket exhaust distribution facility and a ride control manufacturing plant in our Asian market, as well as the consolidation of some exhaust manufacturing facilities in Europe. In addition, the plan involves the elimination of 700 positions, including temporary employees. We wrote down the assets at the locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that cash proceeds on the sale of these assets will be significant. As of March 31, 2002, 606 employees have been terminated under the 2000 plan primarily in North America and Europe. Additionally, 57 temporary employees have been terminated. All restructuring actions are being completed in accordance with our established plan. We expect to complete all restructuring activities related to this plan by the end of the third quarter of 2002. We are conducting all workforce reductions in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

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

     In the first quarter of 2001, our Board of Directors approved a restructuring plan in response to increasingly difficult industry conditions. On January 31, 2001, we announced plans to eliminate up to 405 salaried positions worldwide. We recorded pre-tax charges related to this restructuring of $11 million, $8 million after tax, or $.21 per diluted common share. Within the statement of income, $2 million of the pre-tax charge is reflected in cost of sales, while $9 million is included in selling, general, and administrative expenses. These charges are comprised of $8 million for severance and related costs for salaried employment

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

reductions worldwide and $3 million for costs related to closing a testing facility in North America. As of March 31, 2002, we have eliminated 309 positions in connection with the first quarter 2001 plan. We estimate that we will complete these restructuring activities in the third quarter of 2002. All workforce reductions are being done in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

     In the second quarter of 2001, our Board of Directors approved a separate restructuring plan related to closing a North American ride control production line. We recorded pre-tax charges related to Project Genesis of $8 million, $6 million after tax, or $.16 per diluted common share. Within the statement of income, the $8 million charge is included in cost of sales. We wrote down the assets to their fair market value, less costs to sell. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose. Cash proceeds from the sale of these assets were not significant. All restructuring activities related to this plan have been completed.

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, the first phase of a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. The first phase of Project Genesis involves closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The facilities include an aftermarket plant and an aftermarket distribution operation in Europe, one building at an emissions control plant complex in North America, a technology facility in North America, and our London-based treasury office. We expect to eliminate 900 employees as a result of these actions. In the fourth quarter of 2001, we recorded pre-tax charges related to Project Genesis of $27 million. Within the statement of income, $23 million of the pre-tax charge is reflected in cost of sales, while $4 million is included in selling, general and administrative expenses. These charges are comprised of $18 million in severance and $9 million for equipment lease cancellation, asset impairment, and other restructuring costs to close the eight facilities. We wrote down the assets at locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We also recorded a pre-tax charge of $4 million in cost of sales related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. The aftermarket parts were written down to their estimated scrap value, less cost to sell. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter for the value mapping and rearrangement of one of our emissions control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $.81 per diluted common share. As of March 31, 2002, we have eliminated 80 positions in connection with the first phase of Project Genesis. We expect to complete all restructuring activities related to the first phase of Project Genesis by early 2003. We are conducting all workforce reductions in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others. In addition to the fourth quarter 2001 charges, we expect to incur other costs during 2002 for moving and rearrangement costs related to Project Genesis that could not be accrued as part of the restructuring charge. We estimate these costs will be about $15 million, and they will be expensed as they are incurred.

     During the first quarter of 2002, we incurred $1 million for other restructuring related costs and expenses such as rearrangement and moving costs that could not be accrued as part of our earlier restructuring reserves.

     When complete, we expect that the series of restructuring actions initiated in the fourth quarter of 2001 will generate annualized savings of $30 million.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     Amounts related to activities that are part of the restructuring plans are as follows:

                                       DECEMBER 31, 2001      2002      CHARGED TO    IMPACT OF    MARCH 31, 2002
                                         RESTRUCTURING        CASH        ASSET       EXCHANGE     RESTRUCTURING
                                            RESERVE         PAYMENTS     ACCOUNTS       RATES         RESERVE
                                       -----------------    --------    ----------    ---------    --------------
                                                                       (MILLIONS)
Severance..........................           $23             $(2)         $ --          $ --           $21
Asset Impairment...................             4              --            (4)           --            --
Other..............................             6              --            --            --             6
                                              ---             ---          ----          ----           ---
                                              $33             $(2)         $ (4)         $ --           $27
                                              ===             ===          ====          ====           ===

     Under the terms of an amendment to our senior credit agreement that took effect on March 13, 2002, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives over the 2002-2004 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. In addition to the announced actions, we are evaluating additional opportunities, including additional phases of Project Genesis, to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution, and manufacturing footprint for the future. Any actions that we take will require the approval of our Board of Directors and, if the costs of the plans exceed the amount previously approved by our senior lenders, could require approval by our senior lenders. See "Liquidity and Capital Resources." We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

     (3) We are party to various legal proceedings arising from our operations. We believe that the outcome of these proceedings, individually and in the aggregate, will have no material adverse effect on our financial position or results of operations.

     An OE customer has cancelled a platform for which we had a contract to supply a ride control system. We are currently working with the customer to recover our investment in development costs and related equipment for this platform, as well as amounts we owe to some of our suppliers. We are currently negotiating with our customer for reimbursement of all our costs and with our suppliers to establish the amounts owed to them in connection with the program cancellation. While we believe our legal position with the customer is strong, the customer has not agreed to a full reimbursement of our investment and the amounts we owe our suppliers. While it is not possible to determine the final outcome of this issue at this time, based on the current negotiations, we do not expect that any potential loss will materially affect our statement of income and financial position or impact our ability to meet our debt covenants.

     (4) We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

     As of March 31, 2002, we continue to be designated as a potentially responsible party in two Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $16 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision, as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     As we previously disclosed, we undertook a third-party evaluation of estimated environmental remediation costs at one of our facilities beginning in 2000. The evaluation was initiated as a result of testing that indicated the potential underground migration of some contaminants beyond our facility property. We completed and analyzed the results of our evaluation of contamination and migration from that facility. We initially increased the reserve by $3 million in the fourth quarter of 2000 related to on-site remediation activities and $5 million in the first quarter of 2001 following evaluation of needed off-site remediation activities. However, after further investigation of alternative remediation technologies, we were able to identify a more efficient technology and thereby reduce the reserve by $4 million in the fourth quarter of 2001.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     We also from time to time are involved in legal proceedings or claims that are incidental to the operation of our businesses. Some of these proceedings or claims allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, asbestos exposure, or other product liability related matters), employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to vigorously defend ourself against all of these claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our results of operations or consolidated financial condition.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

and is effective for all fiscal years beginning after June 15, 2000. We adopted this standard, as amended by SFAS No. 138 in June 2000, effective January 1, 2001 and it did not have a significant impact on our financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, will cease upon adoption of SFAS No.
142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. At the end of the first quarter, the balance of unamortized goodwill was $408 million. Goodwill was amortized at the rate of approximately $17 million each year. Effective January 2002, we have ceased amortizing goodwill which was approximately $4 million per quarter. This amount will not be amortized during the remaining three quarters of the year and future years. We are currently evaluating the further effects that this statement may have on our financial position and results of operations, including whether or not we will be required to record an impairment of our goodwill in accordance with the provisions of the new standard. Any initial impairment attributable to the new standard will be recorded as a change in accounting principles and the change will be recorded retroactive to the first quarter.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses recognition, presentation and disclosure of impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The impact of adopting SFAS No. 144 did not have a material impact on our financial position or results of operations.

     (6) We entered into an agreement during the third quarter of 2000 to sell an interest in some of our trade accounts receivable to a third party. Under this agreement, as well as individual agreements with third parties in Europe, we had sold accounts receivable of $112 million and $138 million at March 31, 2002 and 2001, respectively. We recognized a loss of less than $1 million in the first three months ended March 31, 2002, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, and it averaged 3.5 percent during the time period in 2002 when we sold receivables. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. We valued this retained interest based on the recoverable value of the receivable pool, which approximated book value.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     (7) Earnings (loss) per share of common stock outstanding were computed as follows:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2002          2001
                                                                 ----          ----
                                                               (MILLIONS EXCEPT SHARE
                                                               AND PER SHARE AMOUNTS)
Basic earnings (loss) per share--
  Loss from continuing operations...........................  $        (2)  $       (31)
                                                              ===========   ===========
  Average shares of common stock outstanding................   39,749,829    36,592,072
                                                              ===========   ===========
  Loss from continuing operations per average share of
     common stock...........................................  $      (.05)  $      (.84)
                                                              ===========   ===========
Diluted earnings (loss) per share--
  Loss from continuing operations...........................  $      (.05)  $       (31)
                                                              ===========   ===========
  Average shares of common stock outstanding................   39,749,829    36,592,072
  Effective of dilutive securities:
       Restricted Stock.....................................           --            --
       Stock Options........................................      708,997            --
       Performance shares...................................      396,845       158,950
                                                              -----------   -----------
  Average shares of common stock outstanding including
     dilutive shares........................................   40,855,671    36,751,022
                                                              ===========   ===========
  Earnings (loss) from continuing operations per average
     share of common stock..................................  $      (.05)  $      (.84)
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

     The following table summarizes certain Tenneco segment information:

                                                                            SEGMENT
                                                  -----------------------------------------------------------
                                                                                      RECLASS
                                                  NORTH AMERICA    EUROPE    OTHER    & ELIMS    CONSOLIDATED
                                                  -------------    ------    -----    -------    ------------
                                                                          (MILLIONS)
AT MARCH 31, 2002, AND FOR THE THREE MONTHS
  THEN ENDED
Revenues from external customers..............       $  467         $272     $ 70      $ --         $  809
Intersegment revenues.........................            1            8        2       (11)            --
Income (loss) before interest, income taxes,
  and minority interest.......................           19            5        3        --             27
Total assets..................................        1,082          907      613       117          2,719
AT MARCH 31, 2001, AND FOR THE THREE MONTHS
  THEN ENDED
Revenues from external customers..............       $  435         $349     $ 80      $ --         $  864
Intersegment revenues.........................            3           11        2       (16)            --
Income (loss) before interest, income taxes,
  and minority interest.......................           (3)           8        1        --              6
Total Assets..................................        1,178          967      676        48          2,869

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                        FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External.......................        $374            $435             $ --           $  --         $809
     Affiliated companies...........          11              18               --             (29)          --
                                            ----            ----             ----           -----         ----
                                             385             453               --             (29)         809
                                            ----            ----             ----           -----         ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......         300             369               --             (29)         640
  Engineering, research, and
     development....................           4               6               --              --           10
  Selling, general, and
     administrative.................          56              41               --              --           97
  Depreciation and amortization of
     other intangibles..............          18              16               --              --           34
  Amortization of goodwill..........          --              --               --              --           --
                                            ----            ----             ----           -----         ----
                                             378             432               --             (29)         781
                                            ----            ----             ----           -----         ----
OTHER INCOME (EXPENSE)..............          79              --               98            (178)          (1)
                                            ----            ----             ----           -----         ----
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM CONTINUING OPERATIONS OF
  AFFILIATED COMPANIES..............          86              21               98            (178)          27
  Interest expense--
     External (net of interest
       capitalized).................          --               1               35              --           36
     Affiliated companies (net of
       interest income).............          18               1              (19)             --           --
  Income tax expense (benefit)......          33               6               29             (76)          (8)
  Minority interest.................          --               1               --              --            1
                                            ----            ----             ----           -----         ----
                                              35              12               53            (102)          (2)
  Equity in net income (loss) from
     continuing operations of
     affiliated companies...........          12              (1)             (55)             44           --
                                            ----            ----             ----           -----         ----
NET INCOME (LOSS)...................        $ 47            $ 11             $ (2)          $ (58)        $ (2)
                                            ====            ====             ====           =====         ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                        FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External.......................       $  327           $537             $ --           $ --          $864
     Affiliated companies...........           18             14               --            (32)           --
                                           ------           ----             ----           ----          ----
                                              345            551               --            (32)          864
                                           ------           ----             ----           ----          ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......          286            452               --            (32)          706
  Engineering, research, and
     development....................            6              7               --             --            13
  Selling, general, and
     administrative.................           61             40               --             --           101
  Depreciation and amortization of
     other intangibles..............           18             15               --             --            33
  Amortization of goodwill..........            2              2               --             --             4
                                           ------           ----             ----           ----          ----
                                              373            516               --            (32)          857
                                           ------           ----             ----           ----          ----
OTHER INCOME (EXPENSE)..............            6             (7)              --             --            (1)
                                           ------           ----             ----           ----          ----
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM CONTINUING OPERATIONS OF
  AFFILIATED COMPANIES..............          (22)            28               --             --             6
  Interest expense--
     External (net of interest
       capitalized).................           --              3               44             --            47
     Affiliated companies (net of
       interest income).............           32              1              (33)            --            --
  Income tax expense (benefit)......          (11)            10               --             (9)          (10)
  Minority interest.................           --             --               --             --            --
                                           ------           ----             ----           ----          ----
                                              (43)            14              (11)             9           (31)
  Equity in net income (loss) from
     continuing operations of
     affiliated companies...........            8             --              (20)            12            --
                                           ------           ----             ----           ----          ----
NET INCOME (LOSS)...................       $  (35)          $ 14             $(31)          $ 21          $(31)
                                           ======           ====             ====           ====          ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                    MARCH 31, 2002
                                        ----------------------------------------------------------------------
                                                                          TENNECO
                                                                      AUTOMOTIVE INC.
                                         GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                        SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                        ------------   ------------   ---------------   -------   ------------
                                                                      (MILLIONS)
                ASSETS

Current assets:
  Cash and temporary cash
     investments......................     $    1         $   55          $   --        $    --      $   56
  Receivables.........................        236            295              19           (108)        442
  Inventories.........................        117            207              --             --         324
  Deferred income taxes...............         61              6              19            (19)         67
  Prepayments and other...............         46             63              --             --         109
                                           ------         ------          ------        -------      ------
                                              461            626              38           (127)        998
                                           ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated
     companies........................        257             --           1,997         (2,254)         --
  Notes and advances receivable from
     affiliates.......................      2,429              7           3,385         (5,821)         --
  Long-term notes receivable, net.....         28              8              --             --          36
  Goodwill and intangibles, net.......        318            108              --             --         426
  Deferred income taxes...............        145             --              78            (78)        145
  Pension assets......................          9             20              --             --          29
  Other...............................         53             53              28             --         134
                                           ------         ------          ------        -------      ------
                                            3,239            196           5,488         (8,153)        770
                                           ------         ------          ------        -------      ------
Plant, property, and equipment, at
  cost................................        846            992              --             --       1,838
  Less--Reserves for depreciation and
     amortization.....................        452            435              --             --         887
                                           ------         ------          ------        -------      ------
                                              394            557              --             --         951
                                           ------         ------          ------        -------      ------
                                           $4,094         $1,379          $5,526        $(8,280)     $2,719
                                           ======         ======          ======        =======      ======
           LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt):
       Short-term
          debt--non-affiliated........     $   --         $   14          $  194        $    --      $  208
       Short-term debt--affiliated....         --             34              10            (44)         --
  Trade payables......................        168            344              --            (58)        454
  Accrued taxes.......................         79             18              --            (63)         34
  Other...............................        137             90              54             (5)        276
                                           ------         ------          ------        -------      ------
                                              384            500             258           (170)        972
Long-term debt--non-affiliated........         --             14           1,285             --       1,299
Long-term debt--affiliated............      1,875              4           3,942         (5,821)         --
Deferred income taxes.................        212             66              --           (110)        168
Postretirement benefits and other
  liabilities.........................        159             61              (1)             3         222
Minority interest.....................         --             16              --             --          16
Shareholders' equity..................      1,464            718              42         (2,182)         42
                                           ------         ------          ------        -------      ------
                                           $4,094         $1,379          $5,526        $(8,280)     $2,719
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                  DECEMBER 31, 2001
                                        ----------------------------------------------------------------------
                                                                          TENNECO
                                                                      AUTOMOTIVE INC.
                                         GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                        SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                        ------------   ------------   ---------------   -------   ------------
                                                                      (MILLIONS)
                ASSETS

Current assets:
  Cash and temporary cash
     investments......................     $    2         $   51          $   --        $    --      $   53
  Receivables.........................        188            420              77           (290)        395
  Inventories.........................        111            215              --             --         326
  Deferred income taxes...............         61              5              41            (41)         66
  Prepayments and other...............         41             60              --             --         101
                                           ------         ------          ------        -------      ------
                                              403            751             118           (331)        941
                                           ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated
     companies........................        312             --           2,034         (2,346)         --
  Notes and advances receivable from
     affiliates.......................      2,510             12           3,291         (5,813)         --
  Long-term notes receivable, net.....         31              9              --             --          40
  Goodwill and intangibles, net.......        319            122              --             --         441
  Deferred income taxes...............        128             --              --             --         128
  Pension assets......................          8             20              --             --          28
  Other...............................         54             55              27             --         136
                                           ------         ------          ------        -------      ------
                                            3,362            218           5,352         (8,159)        773
                                           ------         ------          ------        -------      ------
Plant, property, and equipment, at
  cost................................        840            995              --             --       1,835
  Less--Reserves for depreciation and
     amortization.....................        443            425              --             --         868
                                           ------         ------          ------        -------      ------
                                              397            570              --             --         967
                                           ------         ------          ------        -------      ------
                                           $4,162         $1,539          $5,470        $(8,490)     $2,681
                                           ======         ======          ======        =======      ======
           LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt):
       Short-term
          debt--non-affiliated........     $   --         $   17          $  174        $    --      $  191
       Short-term debt--affiliated....        150             60              10           (220)         --
  Trade payables......................        130            336              --            (65)        401
  Accrued taxes.......................         53             23              --            (41)         35
  Other...............................        115             95              41             (2)        249
                                           ------         ------          ------        -------      ------
                                              448            531             225           (328)        876
Long-term debt--non-affiliated........         --             15           1,309             --       1,324
Long-term debt--affiliated............      1,870              3           3,940         (5,813)         --
Deferred income taxes.................        181             63             (78)            --         166
Postretirement benefits and other
  liabilities.........................        163             59              --              4         226
Minority interest.....................         --             15              --             --          15
Shareholders' equity..................      1,500            853              74         (2,353)         74
                                           ------         ------          ------        -------      ------
                                           $4,162         $1,539          $5,470        $(8,490)     $2,681
                                           ======         ======          ======        =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                            THREE MONTHS ENDED MARCH 31, 2002
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............        $(98)           $180             $(41)           $--          $ 41
                                            ----            ----             ----            --           ----
INVESTING ACTIVITIES
Net proceeds related to the sale of
  discontinued operations...........          --              --               --            --             --
Net proceeds from the sale of
  businesses and assets.............          --              --               --            --             --
Expenditures for plant, property,
  and equipment.....................          --              --               --            --             --
Acquisitions of businesses..........          --              --               --            --             --
Expenditures for plant, property,
  and equipment and business
  acquisitions -- discontinued
  operations........................          (9)            (14)              --            --            (23)
Investments and other...............          (4)             --               --            --             (4)
                                            ----            ----             ----            --           ----
Net cash provided (used) by
  investing activities..............         (13)            (14)              --            --            (27)
                                            ----            ----             ----            --           ----
FINANCING ACTIVITIES
Issuance of common and treasury
  stock.............................          --              --               --            --             --
Retirement of long-term debt........          --              --               --            --             --
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt......          --              (4)              (3)           --             (7)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........          30              23              (53)           --             --
Dividends (common)..................         138            (186)              98           (50)            --
Other...............................          --              --               --            --             --
                                            ----            ----             ----            --           ----
Net cash provided (used) by
  financing activities..............         168            (167)              42           (50)            (7)
                                            ----            ----             ----            --           ----
Effect of foreign exchange rate
  changes on cash and temporary cash
  investments.......................          --              (4)              --            --             (4)
                                            ----            ----             ----            --           ----
Increase (decrease) in cash and
  temporary cash investments........          57              (5)               1           (50)             3
Cash and temporary cash investments,
  January 1.........................           2              51               --            --             53
                                            ----            ----             ----            --           ----
Cash and temporary cash investments,
  March 31 (Note)...................        $ 59            $ 46             $  1           (50)          $ 56
                                            ====            ====             ====            ==           ====

NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                            THREE MONTHS ENDED MARCH 31, 2001
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............       $(134)           $ 91             $ 14            $--          $(29)
                                           -----            ----             ----            --           ----
INVESTING ACTIVITIES
Net proceeds related to the sale of
  discontinued operations...........          --              --               --            --             --
Net proceeds from the sale of
  businesses and assets.............          --              --               --            --             --
Expenditures for plant, property,
  and equipment.....................          (6)            (19)              --            --            (25)
Acquisitions of businesses..........          --              --               --            --             --
Expenditures for plant, property,
  and equipment and business
  acquisitions -- discontinued
  operations........................          --              --               --            --             --
Investments and other...............          (4)             (1)              --            --             (5)
                                           -----            ----             ----            --           ----
Net cash provided (used) by
  investing activities..............         (10)            (20)              --            --            (30)
                                           -----            ----             ----            --           ----
FINANCING ACTIVITIES
Issuance of common and treasury
  stock.............................          --              --                3            --              3
Retirement of long-term debt........          --              --               (5)           --             (5)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt......          --               1               77            --             78
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........         142             (53)             (89)           --             --
Dividends (common)..................          --              --               --            --             --
Other...............................          --              --               --            --             --
                                           -----            ----             ----            --           ----
Net cash provided (used) by
  financing activities..............         142             (52)             (14)           --             76
                                           -----            ----             ----            --           ----
Effect of foreign exchange rate
  changes on cash and temporary cash
  investments.......................          --               4               --            --              4
                                           -----            ----             ----            --           ----
Increase (decrease) in cash and
  temporary cash investments........          (2)             23               --            --             21
Cash and temporary cash investments,
  January 1.........................           8              27               --            --             35
                                           -----            ----             ----            --           ----
Cash and temporary cash investments,
  March 31 (Note)...................       $   6            $ 50             $ --            --           $ 56
                                           =====            ====             ====            ==           ====

NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

      (The preceding notes are an integral part of the foregoing financial statements.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NET SALES AND OPERATING REVENUES

                                                                THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                                ------------
                                                                2002    2001    CHANGE
                                                                ----    ----    ------
                                                                 (MILLIONS)
North America...............................................    $467    $435       7%
Europe......................................................     272     349     (22)%
Rest of World...............................................      70      80     (13)%
                                                                ----    ----
                                                                $809    $864      (6)%
                                                                ====    ====

     Revenues from our North American operations increased $32 million in the first quarter of 2002 compared to last year's first quarter reflecting higher sales generated from both the original equipment and aftermarket businesses. Total North American OE revenues increased 5 percent to $341 million in the first three months of this year due primarily to increased catalytic converter revenues that are passed through to our customers. These "pass-through" catalytic converter sales occur when, at the direction of our OE customers, we purchase catalytic converters or components from suppliers, use them in our manufacturing process, and sell them as part of the completed system. OE exhaust revenues were up 6 percent in the quarter. OE ride control revenues increased 4 percent, driven by increased volumes in both the light vehicle and heavy-duty market. Total OE revenues, excluding $21 million of pass through sales, declined one percent in the first quarter, while North American light vehicle production increased approximately 4 percent from the first quarter a year ago. Our revenue declined despite a slightly increased build rate, primarily due to the timing variance associated with the retirement of various platforms that are scheduled to be replaced by new platforms production that have been delayed. Aftermarket revenues for North America were $126 million in first three months of 2002, representing an increase of 14 percent compared to the same period in the prior year. Aftermarket ride control revenues increased $19 million in the first quarter, primarily as a result of new customer additions in the second half of last year and the first quarter of 2002. Aftermarket exhaust revenues declined 8 percent in the first quarter reflecting an overall market decline in the exhaust business. Price increases implemented in 2001 and a shift toward premium products, primarily in ride control, positively impacted revenues in the first quarter. We believe our share of the North American ride control aftermarket continued to increase from our 52 percent share at the end of 2001, to approximately 55 percent at the end of the first quarter of 2002, reflecting the addition of new customers. However, this increase in the ride control aftermarket share was offset by the overall downturn of the North American emissions control aftermarket due to a more competitive environment. Despite this downturn, we believe our total market share has remained consistent with the end of the year 2001.

     Our European segment's revenues decreased $77 million or 25 percent in the first three months of 2002 compared to last year's first quarter. Of our 25 percent decline in European OE revenues, 5 percent was related to currency translation, 10 percent resulted from lower precious metal prices, one percent was attributable to launch delays and a platform retirement and 9 percent reflected lower OE production levels. Total OE revenues were $207 million for the quarter. OE exhaust revenues declined 25 percent to $166 million from $224 million the prior year. Excluding a $41 million decrease in pass through sales, OE exhaust revenues declined 13 percent. OE ride control revenues decreased to $41 million or 20 percent from $51 million a year ago. The devaluation of European currencies compared to the U.S. dollar resulted in a reduction in OE revenues of $15 million in the first quarter of this year. European aftermarket sales were $65 million in the first three months of this year compared to $74 million in last year's first quarter. This 12 percent decline resulted from the continued softness of the aftermarket industry combined with declining exhaust replacement rates due primarily to the increasing use of stainless steel. Volumes were off in both exhaust and ride control product lines. Also negatively impacting European aftermarket revenues was the depreciation of European currencies, which reduced revenues by $3 million.

     Revenues from our operations in the rest of the world, specifically South America, Australia and Asia, decreased $10 million to $70 million in the first quarter of 2002 as compared to $80 million in the prior year. The primary reason for the decrease was currency devaluation in South America of $7 million and Australia of $1 million. Additionally, lower aftermarket ride control volumes in our South American operations due to economic conditions contributed to the overall decrease. Excluding currency impacts, revenues for both our Australia and Asia operations remained essentially flat year over year.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

     We reported EBIT of $27 million for the first quarter of 2002, compared to $6 million for the same quarter last year. Reported results for both 2002 and 2001 include restructuring and other charges that have an effect on comparability of EBIT results between the years. To provide enhanced comparability, we have separately identified these costs and charges by segment in the following table.

                                                                     QUARTER ENDED MARCH 31, 2002
                                                                --------------------------------------
                                                                            RESTRUCTURING    OPERATING
                                                                REPORTED      AND OTHER        UNIT
                                                                RESULTS        CHARGES        RESULTS
                                                                --------    -------------    ---------
                                                                              (MILLIONS)
North America...............................................      $19           $   2           $21
Europe......................................................        5               1             6
Rest of World...............................................        3              --             3
                                                                  ---           -----           ---
                                                                  $27           $   3           $30
                                                                  ===           =====           ===

                                                                     QUARTER ENDED MARCH 31, 2001
                                                                --------------------------------------
                                                                            RESTRUCTURING    OPERATING
                                                                REPORTED      AND OTHER        UNIT
                                                                RESULTS        CHARGES        RESULTS
                                                                --------    -------------    ---------
                                                                              (MILLIONS)
North America...............................................      $(3)           $ 9            $ 6
Europe......................................................        8              8             16
Rest of World...............................................        1              3              4
                                                                  ---            ---            ---
                                                                  $ 6            $20            $26
                                                                  ===            ===            ===

     In the preceding table, amounts reported as restructuring and other charges for 2002 include $1 million for other restructuring related costs and expenses, such as relocation and moving costs, that could not be accrued as part of our restructuring reserve and $2 million related to costs associated with the amendment of certain terms of our senior credit facility. Amounts reported as restructuring and other charges for 2001 include $11 million related to the first quarter 2001 restructuring plan, $1 million for other restructuring related costs and expenses, such as relocation and moving costs, that could not be accrued as part of our restructuring reserve, $6 million for environmental remediation activities, principally in Europe, and $2 million related to costs associated with the amendment of certain terms of our senior credit facility. For further details of these costs see the sections listed as "Restructuring Charges", "Environmental and Other Matters" and "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

     EBIT for North American operations increased to $21 million in the first quarter 2002 from $6 million one year ago as higher sales volumes in both our OE and aftermarket segments improved our earnings in the first three months of the year. Higher OE heavy-duty elastomer and OE ride control volumes contributed $2 million to the EBIT increase. Additionally, manufacturing efficiencies and favorable variances also contributed $5 million to the increase. The elimination of goodwill amortization also contributed $3 million to the EBIT increase. The North American aftermarket was primarily driven by strong ride control volumes from both new and existing customers that generated approximately $9 million in increased EBIT in the quarter. These increases were offset by $6 million of higher changeover costs recorded in selling, general and administrative expenses to convert new customers, and a general softness in the aftermarket exhaust market. Also, OE and aftermarket pricing contributed an additional $2 million in EBIT.

     Our European segment's EBIT declined to $6 million in the first quarter of 2002 down $10 million from $16 million the previous year. Volume decreases in both the OE and aftermarket operations negatively impacted EBIT by $8 million. Also contributing to the decrease were volume related operating inefficiencies of $4 million. Lower selling, general and administrative overhead costs and savings from our restructuring efforts generated an additional $3 million in EBIT during the quarter. In addition, the elimination of goodwill amortization contributed approximately $1 million to the total company increase in EBIT.

     EBIT for the company's operations in the rest of the world decreased by $1 million in the first three months of 2002 compared to the same three months one year ago. The decrease was driven by lower aftermarket ride control volumes in our South American operations. EBIT for our Asian and Australian operations remained flat year over year.

EBIT AS A PERCENTAGE OF REVENUE

     The following table shows EBIT as a percentage of revenue by segment. The EBIT percentage is calculated after excluding the "restructuring and other charges" described previously.

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                --------------------
                                                                2002            2001
                                                                ----            ----
North America...............................................     5%              1%
Europe......................................................     2%              5%
Rest of World...............................................     4%              5%
       Total Tenneco Automotive.............................     4%              3%

     In North America, EBIT as a percentage of revenue increased by 4 percent. This increase was driven by stronger volumes and price increases primarily in the aftermarket. Additionally, manufacturing efficiencies and higher absorption also contributed to the increase. In Europe, EBIT margins declined in the first quarter due to significant decreases in both OE and aftermarket volumes. Also contributing to the decline were volume related manufacturing inefficiencies. EBIT as a percentage of revenue for the rest of the world decreased one percent in the first quarter of this year as a result of significant currency devaluation in South America. Also contributing were decreases in the South American ride control aftermarket business primarily attributed to lower sales volumes.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $36 million during the first quarter of 2002 compared to $47 million during the same period in 2001. The decrease in total interest expense is primarily due to lower interest rates on our variable debt. See more detailed explanations on our debt structure in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

INCOME TAXES

     Income taxes were an $8 million benefit for the quarter ended March 31, 2002, compared to a $10 million benefit for the quarter ended March 31, 2001. The first quarter benefit included a $4 million tax benefit related to lower-than-expected costs for withholding taxes related to our foreign operations. The lower cost of tax withholding for the first quarter 2002 tax repatriation transaction resulted from an amendment to our bank agreement allowing a more tax efficient transaction to be completed. The effective tax rate before this adjustment was 44 percent for the first quarter of 2002 compared to 25 percent for the first quarter 2001.

EARNINGS PER SHARE

     We reported a loss in earnings per diluted common share of $.05 for the first three months of 2002, compared to a loss of $.84 for the first three months of 2001. Included in results for the first quarter 2002 are the negative impacts from expenses related to our restructuring plans and the costs related to the amendment of certain terms of the senior credit facility, partially offset by the tax benefit related to lower-than-expected costs for withholding taxes. In total, these items improved earnings per diluted common share by $.06. Included in results for the first quarter 2001 are the impacts from charges related to our restructuring plans, environmental remediation activities and the costs related to the amendment of certain terms of the senior credit facility. These items reduced earnings per diluted common share by $.40. The majority of the impact was comprised of the restructuring charge for the first quarter 2001 plan and the environmental costs which impacted earnings per share by $.21 and $.12, respectively. You should also read Note 7 in the "Notes to Financial Statements" for more detailed information on earnings per share.

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

     In the fourth quarter of 2000, our Board of Directors approved a restructuring plan to reduce administrative and operational overhead costs. We recorded, in the fourth quarter of 2000, a pre-tax charge related to the plan of $46 million, $32 million after tax, or $.92 per diluted common share. Within the statement of income, $13 million of the pre-tax charge is reflected in cost of sales, while $33 million is included in selling, general, and administrative expenses. The charge is comprised of $24 million of severance and related costs for salaried employment reductions worldwide and $22 million for the reduction of manufacturing and distribution capacity in response to long-term market trends. The 2000 plan involved closing a North American aftermarket exhaust distribution facility and a ride control manufacturing plant in our Asian market, as well as the consolidation of some exhaust manufacturing facilities in Europe. In addition, the plan involves the elimination of 700 positions, including temporary employees. We wrote down the assets at the locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that cash proceeds on the sale of these assets will be significant. As of March 31, 2002, 606 employees have been terminated under the 2000 plan primarily in North America and Europe. Additionally, 57 temporary employees have been terminated. All restructuring actions are being completed in accordance with our established plan. We expect to complete all restructuring activities related to this plan by the end of the third quarter of 2002. We are conducting all workforce reductions in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

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

     In the first quarter of 2001, our Board of Directors approved a restructuring plan in response to increasingly difficult industry conditions. On January 31, 2001, we announced plans to eliminate up to 405 salaried positions worldwide. We recorded pre-tax charges related to this restructuring of $11 million, $8 million after tax, or $.21 per diluted common share. Within the statement of income, $2 million of the pre-tax charge is reflected in cost of sales, while $9 million is included in selling, general, and administrative expenses. These charges are comprised of $8 million for severance and related costs for salaried employment reductions worldwide and $3 million for costs related to closing a testing facility in North America. As of

March 31, 2002, we have eliminated 309 positions in connection with the first quarter 2001 plan. We estimate that we will complete these restructuring activities in the third quarter of 2002. All workforce reductions are being done in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

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

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, the first phase of a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. The first phase of Project Genesis involves closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The facilities include an aftermarket plant and an aftermarket distribution operation in Europe, one building at an emissions control plant complex in North America, a technology facility in North America, and our London-based treasury office. We expect to eliminate 900 employees as a result of these actions. In the fourth quarter of 2001, we recorded pre-tax charges related to Project Genesis of $27 million. Within the statement of income, $23 million of the pre-tax charge is reflected in cost of sales, while $4 million is included in selling, general and administrative expenses. These charges are comprised of $18 million in severance and $9 million for equipment lease cancellation, asset impairment, and other restructuring costs to close the eight facilities. We wrote down the assets at locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We also recorded a pre-tax charge of $4 million in cost of sales related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. The aftermarket parts were written down to their estimated scrap value, less cost to sell. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter for the value mapping and rearrangement of one of our emissions control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $.81 per diluted common share. As of March 31, 2002, we have eliminated 80 positions in connection with the first phase of Project Genesis. We expect to complete all restructuring activities related to the first phase of Project Genesis by early 2003. We are conducting all workforce reductions in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others. In addition to the fourth quarter 2001 charges, we expect to incur other costs during 2002 for moving and rearrangement costs related to Project Genesis that could not be accrued as part of the restructuring charge. We estimate these costs will be about $15 million, and they will be expensed as they are incurred.

     During the first quarter of 2002, we incurred $1 million for other restructuring related costs and expenses such as rearrangement and moving costs that could not be accrued as part of our earlier restructuring reserves.

     When complete, we expect that the series of restructuring actions initiated in the fourth quarter of 2001 will generate annualized savings of $30 million.

     Amounts related to activities that are part of the restructuring plans are as follows:

                                   DECEMBER 31, 2001     2002     CHARGED TO   IMPACT OF   MARCH 31, 2002
                                     RESTRUCTURING       CASH       ASSET      EXCHANGE    RESTRUCTURING
                                        RESERVE        PAYMENTS    ACCOUNTS      RATES        RESERVE
                                   -----------------   --------   ----------   ---------   --------------
                                                                 (MILLIONS)
Severance........................         $23            $(2)        $--         $  --          $21
Asset Impairment.................           4             --          (4)           --           --
Other............................           6             --          --            --            6
                                          ---            ---         ---         -----          ---
                                          $33            $(2)        $(4)        $  --          $27
                                          ===            ===         ===         =====          ===

     Under the terms of an amendment to our senior credit agreement that took effect on March 13, 2002, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives over the 2002-2004 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. In addition to the announced actions, we are evaluating additional opportunities, including additional phases of Project Genesis, to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution, and manufacturing footprint for the future. Any actions that we take will require the approval of our Board of Directors and, if the costs of the plans exceed the amount previously approved by our senior lenders, could require approval by our senior lenders. See "Liquidity and Capital Resources." We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

CRITICAL ACCOUNTING POLICIES

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States. Preparing our financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some critical areas where estimates are required.

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

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At March 31, 2002 we had $19 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels.

     We have a U.S. Federal tax net operating loss carryforward at March 31, 2002 of $458 million, which will expire in varying amounts from 2012 to 2022. The federal tax effect of that NOL is $160 million, and is recorded as an asset on our balance sheet at March 31, 2002. We estimate, based on available evidence, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of March 31, 2002, we believe that there has been a significant change in ownership, but not a majority change, since the 1999 spin-off of Pactiv.

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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, will cease upon adoption of SFAS No.
142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. At the end of the first quarter, the balance of unamortized goodwill was $408 million. Goodwill was amortized at the rate of approximately $17 million each year. Effective January 2002, we have ceased amortizing goodwill which was approximately $4 million per quarter. This amount will not be amortized during the remaining three quarters of the year and future years. We are currently evaluating the further effects that this statement may have on our financial position and results of operations, including whether or not we will be required to record an impairment of our goodwill in accordance with the provisions of the new standard. Any initial impairment attributable to the new standard will be recorded as a change in accounting principles and the change will be recorded retroactive to the first quarter.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses recognition, presentation and disclosure of impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The impact of adopting SFAS No. 144 did not have a material impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001       % CHANGE
                                                              ---------   ------------   --------
                                                                     (MILLIONS)
Short term debt and current maturities......................   $  208        $  191          9%
Long term debt..............................................    1,299         1,324         (2)
                                                               ------        ------
Total debt..................................................    1,507         1,515         (1)
                                                               ------        ------
Total minority interest.....................................       16            15          7
Common shareholders' equity.................................       42            74        (43)
                                                               ------        ------
Total capitalization........................................   $1,565        $1,604         (2)
                                                               ======        ======

     The year-to-date decline in shareholders' equity results from the translation of foreign balance sheets into U.S. dollars, where the strength of the dollar resulted in translation adjustments of $34 million, an increase in the fair market value of interest rate swaps of $4 million and our recorded net loss of $2 million. Of the $34 million in translation adjustments, $13 million related to Europe and $22 million related to the devaluation of the Argentine peso.

     Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries as well as our revolving credit facility, increased by $17 million during the first quarter 2002. This increase resulted from a $24 million increase in the amount of long-term debt that will mature in one year or less. These increases were partly offset by a decrease in borrowings of $4 million during the first quarter 2002 under our revolving credit facility and $4 million decrease in our foreign subsidiaries' borrowings. The borrowings outstanding under our revolving credit facility as of March 31, 2002 were $64 million and $68 million as of December 31, 2001. The decline in long-term debt represents amounts due during 2002. We did not issue any long-term debt during 2002.

     Our financing arrangements are primarily provided by a $1.349 billion committed senior secured financing arrangement with a syndicate of banks and other financial institutions. We entered into an agreement to amend this facility on October 20, 2000 to (i) relax the financial covenant ratios beginning in the fourth quarter of 2000, (ii) exclude up to $80 million of cash charges and expenses related to cost reduction initiatives from the calculation of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") used in our financial covenant ratios through 2001 and (iii) make certain other technical changes. In exchange for these amendments, we agreed to certain interest rate increases, lowered our capital expenditure limits and paid an aggregate fee of about $3 million.

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

     At the time of the second amendment, we expected that we would meet with the senior lenders during the first quarter of 2002 to negotiate further amendments to the senior credit facility. Consequently, we amended the senior credit facility for a third time on March 13, 2002. The third amendment revised the financial covenant ratios we are required to maintain as of the end of each of the quarters ending in 2002, 2003 and 2004. It also extends the limitation on annual capital expenditures of $150 million through this three-year period. The amendment further provides us with the option to enter into sale and leaseback arrangements on up to $200 million of our assets. The proceeds from these arrangements must be used to reduce senior debt. These senior debt prepayments would reduce the next scheduled principal amortization payments. Because the payments on senior debt from sale and leaseback transactions would be made on a pro-rata basis based on the remaining principal amounts outstanding on our Tranche A, B, and C senior term loans, but principal amortization payments are not pro-rata, about 35 percent of any sale and leaseback transactions we enter into during 2002 would reduce our scheduled principal amortization. The amendment also allows us to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives over the 2002-2004 period from the calculation of our financial covenant ratios we are required to maintain under our senior credit agreement. It also permits us to execute exchanges of our senior subordinated bonds for shares of common stock. We have not currently identified any sale and leaseback transactions that we plan to complete. However, we may enter into sale and leaseback transactions during 2002. We do not have any current plans to enter into any debt-for-stock exchanges. Any significant debt-for-stock exchange would require approval of our stockholders. In exchange for these amendments, we agreed to a $50 million reduction in our revolving credit facility, a 25 basis point increase in interest rates on the senior term loans and borrowings under our revolving credit facility, and paid an aggregate fee of $3 million to consenting lenders. We also incurred legal, advisory, and other costs related to the amendment process of $2 million. The 25 basis point increase in interest rates is expected to increase our interest cost by about $3 million annually.

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

     The amended senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratios (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratios (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratios (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) at the end of each period indicated:

                                                                     QUARTER ENDING
                                                   ---------------------------------------------------
                                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                     2002        2002         2002            2002
                                                   ---------   --------   -------------   ------------
Leverage Ratio...................................    5.75        5.75         5.75            5.75
Interest Coverage Ratio..........................    1.60        1.65         1.65            1.65
Fixed Charge Coverage Ratio......................    0.75        0.70         0.70            0.75

     For the quarter ended March 31, 2002, the consolidated leverage ratio was 4.73, the interest coverage ratio was 1.94, and the fixed charge coverage ratio was 1.17.

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions described above); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends;
(vii) mergers and consolidations; and (viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of March 31, 2002, we were in compliance with the financial covenants and operational restrictions.

     Our outstanding debt also includes $500 million of 11 5/8 percent Senior Subordinated Notes due October 15, 2009. The senior subordinated debt indenture requires that we, as a condition to incurring certain types of indebtedness not otherwise permitted, maintain an interest coverage ratio of not less than 2.25. The indenture also contains restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends;
(iii) distributions and stock repurchases; (iv) investments; and (v) mergers and consolidations. All of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us.

     In addition to our senior credit facility and senior subordinated notes, we also sell some of our account receivables off-balance sheet on a periodic basis. In North America, we have a $100 million accounts receivable securitization program with a commercial bank. We sell original equipment and aftermarket receivables on a daily basis under this program. At the end of March 2002, we had sold $72 million of account receivables under this program. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. This program carries a one-year renewable term ending in October of 2002. We previously renewed the program in October 2001. We also sell some receivables in our European operations to regional banks in Europe. At March 31, 2002, we had sold $40 million of account receivables in Europe. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreement would increase.

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

CONTRACTUAL OBLIGATIONS

     Our required debt principal amortization and payment obligations under lease and certain other financial commitments are shown in the following table:

                                                             PAYMENTS DUE IN:
                                            --------------------------------------------------
                                                                               BEYOND
                                            2002   2003   2004   2005   2006    2006    TOTAL
                                            ----   ----   ----   ----   ----   ------   -----
                                                                (MILLIONS)
Obligations:
Revolver borrowings.......................  $ 64   $ --   $ --   $ --   $--    $   --   $   64
Senior long-term debt.....................    96     96     96     94     7       510      899
Long-term notes...........................    11      1     --      1    --         4       17
Capital leases............................     1      1      1      1     1        10       15
Subordinated long-term debt...............    --     --     --     --    --       500      500
Short-term debt...........................    12     --     --     --    --        --       12
                                            ----   ----   ----   ----   ---    ------   ------
  Debt and Capital lease obligations......   184     98     97     96     8     1,024    1,507
Operating leases..........................    15     14     12     10     5        14       70
                                            ----   ----   ----   ----   ---    ------   ------
Total Payments............................  $199   $112   $109   $106   $13    $1,038   $1,577
                                            ====   ====   ====   ====   ===    ======   ======

     If we do not maintain compliance with the terms of our senior credit facility and senior subordinated debt indenture described above, all amounts under those arrangements could, automatically or at the option of the lenders or other debtholders, become due. Additionally, each of those facilities contains provisions that certain events of default under one facility will constitute default under the other facility, allowing the acceleration of all amounts due. We currently expect to maintain compliance with terms of all of our various credit agreements for the foreseeable future.

     We have also guaranteed payment and performance of approximately $9 million of obligations at both March 31, 2002 and 2001. These guarantees are primarily related to performance of lease obligations by a former affiliate.

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

CASH FLOWS

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                -------------------
                                                                2002          2001
                                                                ----          ----
                                                                    (MILLIONS)
Cash provided (used) by:
  Operating activities......................................    $ 41          $(29)
  Investing activities......................................     (27)          (30)
  Financing activities......................................      (7)           76

  OPERATING ACTIVITIES

     For the first quarter, cash flows provided from operating activities were $41 million as compared to a use of cash of $29 million in the prior year quarter. Higher earnings in the first quarter 2002 were a key driver to the decreased use of cash. In addition, our working capital decreased during the first quarter of 2002, contrary to the previous years, where working capital would typically increase as we prepared for our key selling period. This reflects our continued focus on improving working capital balances. Working capital improvements generated $13 million in cash during the quarter and improved from a use of $34 million in the previous year. This $47 million improvement was primarily achieved through better management of our payables. At the end of 2001, we reduced payables balances by taking advantage of discounts in Europe. During the first quarter of 2002 we went back to paying on terms which increased payables balances and also improved working capital.

     INVESTING ACTIVITIES

     Cash used for investing activities was $3 million lower in the first quarter of 2002 compared to the same period a year ago due to lower expenditures for property, plant and equipment. Capital expenditures were $23 million in the first three months of 2002, down from $25 million in the first three months of last year.

     FINANCING ACTIVITIES

     Cash used for financing activities was $7 million in the first quarter of 2002 compared to $76 million of cash provided in the first quarter of 2001. The decrease in the first three months of this year is attributable to lower short-term borrowings during the period of $8 million.

INTEREST RATE RISK

     Our financial instruments that are sensitive to market risk for changes in interest rates are our debt securities. We primarily use a revolving credit facility to finance our short-term capital requirements. We pay a current market rate of interest on these borrowings. We have financed our long-term capital requirements with long-term debt with original maturity dates ranging from six to ten years.

     Under the terms of our senior credit facility agreement, we were required to hedge our exposure to floating interest rates by April 2000 so that at least 50 percent of our long-term debt was fixed for a period of at least three years. In February 2000, we hedged $250 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. In April 2000, we hedged an additional $50 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. The hedges that we executed fully satisfy the interest rate hedging requirement of the senior credit facility agreement. On March 31, 2002, we had $505 million in long-term debt obligations that have fixed interest rates until at least March 31, 2003, and $794 million in long-term debt obligations that have interest rates subject to change prior to March 31, 2003 based on prevailing market interest rates.

     We estimate that the fair value of our long-term debt at March 31, 2002 was about 87 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $7 million after tax.

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

     Based on anticipated vehicle production levels our global original equipment customer book of business is currently $2,292 million, $2,461 million, and $2,460 million for 2002, 2003 and 2004, respectively. When we refer to our book of business, we mean revenues for original equipment manufacturer programs that have been formally awarded to us as well as programs which we are highly confident will result in revenues, based on either informal customer indications consistent with past practices and/or our status as supplier for the existing program and relationship with the customer. This book of business is subject to increase or decrease due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by our customers however, we do not intend to update the amounts shown above due to changes after the date of this Form 10-Q. In addition, it is based on our anticipated pricing for the applicable program over its life. However, we are under continuing pricing pressures from our OE customers. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995."

EURO CONVERSION

     The European Monetary Union resulted in the adoption of a common currency, the "euro", among eleven European nations. The euro is being adopted over a three-year transition period beginning January 1, 1999. In October 1997, we established a cross-functional Euro Committee, comprised of representatives of the Company's operational divisions as well as its corporate offices. That Committee had two principal objectives: (1) to determine the impact of the euro on our business operations, and (2) to recommend and facilitate implementation of those steps necessary to ensure that the company would be fully prepared for the euro's introduction. As of January 1, 1999, we implemented those euro conversion procedures that we had determined to be necessary and prudent to adopt by that date, and we are on track to becoming fully "euro ready" on or before the conclusion of the three-year euro transition period. The costs associated with transitioning to the euro were material to our financial position or results of operations.

ENVIRONMENTAL AND OTHER MATTERS

     We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

     As of March 31, 2002, we continue to be designated as a potentially responsible party in two Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $16 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision, as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     As we previously disclosed, we undertook a third-party evaluation of estimated environmental remediation costs at one of our facilities beginning in 2000. The evaluation was initiated as a result of testing that indicated the potential underground migration of some contaminants beyond our facility property. We completed and analyzed the results of our evaluation of contamination and migration from that facility. We initially increased the reserve by $3 million in the fourth quarter of 2000 related to on-site remediation activities and $5 million in the first quarter of 2001 following evaluation of needed off-site remediation activities. However, after further investigation of alternative remediation technologies, we were able to identify a more efficient technology and thereby reduce the reserve by $4 million in the fourth quarter of 2001.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     We also from time to time are involved in legal proceedings or claims that are incidental to the operation of our businesses. Some of these proceedings or claims allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, asbestos exposure, or other product liability related matters), employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to vigorously defend ourself against all of these claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our results of operations or consolidated financial condition.

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, participants may elect to defer up to 16 percent of their salary each year through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. Through December 31, 2001, we matched qualified contributions with a contribution of 75 percent of each employee's contribution up to 8 percent of the employee's salary. Beginning January 1, 2002, this match was reduced to 50 percent of each employee's contribution up to 8% of the employee's salary. These matching contributions were made in company stock through December 31, 2001 and in cash starting January 1, 2002. All contributions vest immediately. We incurred costs for these matching contributions of approximately $2 million and $3 million for the three months ended March 31, 2002 and 2001 respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding our exposure to interest rate risk, see the caption entitled "Interest Rate Risk" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

                                    PART II

                               OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     We held our annual stockholders' meeting on May 14, 2002, to consider and vote on two separate proposals: (i) a proposal to elect M. Kathryn Eickhoff, Mark P. Frissora, Frank Macher, Sir David Plastow, Roger Porter, David B. Price, Jr., Dennis Severance and Paul Stecko as directors of our company for a term expiring at our next annual stockholders' meeting, and (ii) a proposal to approve the Tenneco Automotive Inc. 2002 Long-Term Incentive Plan. The meeting proceeded and all proposals were approved by the requisite vote of the holders of our outstanding common stock. The following sets forth the vote results with respect to these proposals at the meeting:

  Election of Directors

                                                         VOTES FOR     VOTES WITHHELD
                                                         ----------    --------------
M. Kathryn Eichhoff..................................    31,640,397        764,583
Mark P. Frissora.....................................    31,637,447        767,533
Frank Macher.........................................    31,704,886        700,094
Sir David Plastow....................................    31,611,584        793,396
Roger Porter.........................................    31,705,775        699,205
David B. Price, Jr. .................................    31,723,382        681,598
Dennis Severance.....................................    31,705,247        699,733
Paul Stecko..........................................    31,369,424      1,035,556

  Approval of Tenneco Automotive Inc. 2002 Long-Term Incentive Plan

VOTES FOR    VOTES AGAINST   VOTES ABSTAIN
---------    -------------   -------------
28,455,776     3,636,449        312,755

     As previously announced, on March 13, 2002, we entered into an agreement with our senior lenders to amend certain provisions of our senior credit facility. Information concerning the amendments is included in this Quarterly Report under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.  The exhibits filed with this report are listed on the
Exhibit Index following the signature page of this report, which is incorporated herein by reference.

     (b) Reports on Form 8-K. We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2002:

Current Report on Form 8-K dated January 31, 2002, including pursuant to Item 5 certain information pertaining to the results of our operations for the fourth quarter and full year 2001.

Current Report on Form 8-K dated March 13, 2002, including pursuant to Item 5 certain information pertaining to the amendment of our senior credit facility.

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

                                          TENNECO AUTOMOTIVE INC.

                                          By:     /s/ MARK A. MCCOLLUM
                                            ------------------------------------
                                                      Mark A. McCollum
                                                 Senior Vice President and
                                                  Chief Financial Officer

Dated: May 15, 2002

                               INDEX TO EXHIBITS
                                       TO
                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2002

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
  2        --   None.
  3.1(a)   --   Restated Certificate of Incorporation of the registrant
                dated December 11, 1996 (incorporated herein by reference
                from Exhibit 3.1(a) of the registrant's Annual Report on
                Form 10-K for the year ended December 31, 1997, File No.
                1-12387).
  3.1(b)   --   Certificate of Amendment, dated December 11, 1996
                (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1997, File No. 1-12387).
  3.1(c)   --   Certificate of Ownership and Merger, dated July 8, 1997
                (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1997, File No. 1-12387).
  3.1(d)   --   Certificate of Designation of Series B Junior Participating
                Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1998, File No. 1-12387).
  3.1(e)   --   Certificate of Elimination of the Series A Participating
                Junior Preferred Stock of the registrant dated September 11,
                1998 (incorporated herein by reference from Exhibit 3.1(e)
                of the registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1998, File No. 1-12387).
  3.1(f)   --   Certificate of Amendment to Restated Certificate of
                Incorporation of the registrant dated November 5, 1999
                (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(g)   --   Certificate of Amendment to Restated Certificate of
                Incorporation of the registrant dated November 5, 1999
                (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(h)   --   Certificate of Ownership and Merger merging Tenneco
                Automotive Merger Sub Inc. with and into the registrant,
                dated November 5, 1999 (incorporated herein by reference
                from Exhibit 3.1(h) of the registrant's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1999, File No.
                1-12387).
  3.1(i)   --   Certificate of Amendment to Restated Certificate of
                Incorporation of the registrant dated May 9, 2000
                (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
  3.2      --   By-laws of the registrant, as amended March 14, 2000
                (incorporated herein by reference from Exhibit 3.2(a) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1999, File No. 1-12387).
  3.3      --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                ("Global"), as amended (incorporated herein by reference to
                Exhibit 3.3 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.4      --   By-laws of Global (incorporated herein by reference to
                Exhibit 3.4 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.5      --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                (incorporated herein by reference to Exhibit 3.5 to the
                registrant's Registration Statement on Form S-4, Reg. No.
                333-93757).
  3.6      --   By-laws of TMC (incorporated herein by reference to Exhibit
                3.6 to the registrant's Registration Statement on Form S-4,
                Reg. No. 333-93757).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
  3.7      --   Amended and Restate Certificate of Incorporation of Tenneco
                International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
  3.8      --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
  3.9      --   Certificate of Incorporation of Clevite Industries Inc.
                ("Clevite"), as amended (incorporated herein by reference to
                Exhibit 3.9 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.10     --   By-laws of Clevite (incorporated herein by reference to
                Exhibit 3.10 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.11     --   Amended and Restated Certificate of Incorporation of the
                Pullman Company ("Pullman") (incorporated herein by
                reference to Exhibit 3.11 to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
  3.12     --   By-laws of Pullman (incorporated herein by reference to
                Exhibit 3.12 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.13     --   Certificate of Incorporation of Tenneco Automotive Operating
                Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
  3.14     --   By-laws of Operating (incorporated herein by reference to
                Exhibit 3.14 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  4.1(a)   --   Rights Agreement dated as of September 8, 1998, by and
                between the registrant and First Chicago Trust Company of
                New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                8-K dated September 24, 1998, File No. 1-12387).
  4.1(b)   --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1(b) of the registrant's Annual
                Report on Form 10-K for the year ended December 31, 1999,
                File No. 1-12387).
  4.1(c)   --   Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from
                Exhibit 4.1(b) of the registrant's Post-Effective Amendment
                No. 3 dated February 26, 2001, to its Registration Statement on Form 8-A dated September 17, 1998).
  4.2(a)   --   Indenture, dated as of November 1, 1996, between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.1 of the
                registrant's Registration Statement on Form S-4,
                Registration No. 333-14003).
  4.2(b)   --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                herein by reference from Exhibit 4.3(b) of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
  4.2(c)   --   Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).
  4.2(d)   --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
  4.2(e)   --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).
  4.2(f)   --   Fifth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(f) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).
  4.2(g)   --   Eighth Supplemental Indenture, dated as of April 28, 1997, to Indenture, dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.1 of the
                registrant's Current Report on Form 8-K dated April 23,
                1997, File No. 1-12387).
  4.2(h)   --   Ninth Supplemental Indenture, dated as of April 28, 1997, to
                Indenture, dated as of November 1, 1996, between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.2 of the
                registrant's Current Report on Form 8-K dated April 23,
                1997, File No. 1-12387).
  4.2(i)   --   Tenth Supplemental Indenture, dated as of July 16, 1997, to
                Indenture, dated as of November 1, 1996, between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.1 of the
                registrant's Current Report on Form 8-K dated June 11, 1997,
                File No. 1-12387).
  4.2(j)   --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                Indenture dated November 1, 1996 between The Chase Manhattan
                Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Annual
                Report on Form 10-K for the year ended December 31, 1999,
                File No. 1-12387).
  4.3      --   Specimen stock certificate for Tenneco Automotive Inc.
                common stock (incorporated herein by reference from Exhibit
                4.3 of the registrant's Quarterly Report on Form 10-Q for
                the quarter ended September 30, 1999, File No. 1-12387).
  4.4(a)   --   Indenture dated October 14, 1999 by and between the
                registrant and The Bank of New York, as trustee
                (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  4.4(b)   --   Supplemental Indenture dated November 4, 1999 among Tenneco
                Automotive Operating Subsidiary Inc. (formerly Tenneco
                Automotive Inc.), Tenneco International Holding Corp.,
                Tenneco Global Holdings Inc., the Pullman Company and
                Clevite Industries Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference from Exhibit
                4.4(b) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  4.4(c)   --   Subsidiary Guarantee dated as of October 14, 1999 from
                Tenneco Automotive Operating Subsidiary Inc. (formerly
                Tenneco Automotive Inc.), Tenneco International Holding
                Corp., Tenneco Global Holdings Inc., the Pullman Company,
                Clevite Industries Inc. and TMC Texas Inc. in favor of The
                Bank of New York, as trustee (incorporated herein by
                reference to Exhibit 4.4(c) to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
  4.5(a)   --   Credit Agreement, dated as of September 30, 1999, among the registrant, the Lenders named therein, Commerzbank and Bank of America, N.A., Citicorp USA, Inc. and The Chase Manhattan
                Bank (incorporated herein by reference from Exhibit 4.5(a)
                of the registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1999, File No. 1-12387).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
  4.5(b)   --   First Amendment to the Credit Agreement, dated October 20,
                2000, among the registrant, The Chase Manhattan Bank and
                Citicorp USA, Inc. (incorporated herein by reference from
                Exhibit 4.1 to the registrant's Current Report on Form 8-K dated October 24, 2000, File No. 1-12387).
  4.5(c)   --   Second Amendment to Credit Agreement, dated as of March 22,
                2001, among the registrant, the lenders party thereto and
                the Chase Manhattan Bank (incorporated by reference from
                Exhibit 4.1 to the registrant's current report on Form 8-K dated March 22, 2001, File No. 1-12387)
  4.5(d)        Third Amendment to Credit Agreement, dated as of March 13,
                2002, among the registrant, JP Morgan Chase Bank as
                administrative agent and the lenders named herein
                (incorporated by reference from Exhibit 4.1 to the
                registrant's current report on Form 8-K dated March 13,
                2002, file No. 1-12387)
 10.1      --   Distribution Agreement, dated November 1, 1996, by and among
                El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
                10, File No. 1-12387).
 10.2      --   Amendment No. 1 to Distribution Agreement, dated as of
                December 11, 1996, by and among El Paso Tennessee Pipeline
                Co. (formerly Tenneco Inc.), the registrant, and Newport
                News Shipbuilding Inc. (incorporated herein by reference
                from Exhibit 10.2 of the registrant's Annual Report on Form
                10-K for the year ended December 31, 1996, File No.
                1-12387).
 10.3      --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                Tenneco Inc.), the registrant, and Newport News Shipbuilding
                Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year
                ended December 31, 1996, File No. 1-12387).
 10.4      --   Benefits Agreement, dated December 11, 1996, by and among El
                Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
 10.5      --   Insurance Agreement, dated December 11, 1996, by and among
                El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
 10.6      --   Tax Sharing Agreement, dated December 11, 1996, by and among
                El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                Newport News Shipbuilding Inc., the registrant, and El Paso
                Natural Gas Company (incorporated herein by reference from
                Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
 10.7      --   First Amendment to Tax Sharing Agreement, dated as of
                December 11, 1996, among El Paso Tennessee Pipeline Co.
                (formerly Tenneco Inc.), the registrant and Newport News
                Shipbuilding Inc. (incorporated herein by reference from
                Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
 10.8      --   Tenneco Automotive Inc. Executive Incentive Compensation
                Plan (incorporated herein by reference from Exhibit 10.8 of the registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1999, File No. 1-12387).
 10.9      --   Tenneco Automotive Inc. Change of Control Severance Benefits
                Plan for Key Executives (incorporated herein by reference
                from Exhibit 10.13 of the registrant's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1999, File No.
                1-12387).
 10.10     --   Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                Registration Statement on Form S-4, Reg. No. 333-93757).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 10.11     --   Tenneco Automotive Inc. Key Executive Pension Plan
                (incorporated herein by reference from Exhibit 10.15 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
 10.12     --   Tenneco Automotive Inc. Deferred Compensation Plan
                (incorporated herein by reference from Exhibit 10.16 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
 10.13     --   Tenneco Automotive Inc. Supplemental Executive Retirement
                Plan (incorporated herein by reference from Exhibit 10.17 of the registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1999, File No. 1-12387).
 10.14     --   Release Agreement dated as of October 18, 1999 by and
                between Dana G. Mead and Tenneco Management Company and
                Modification of Release Agreement dated as of October 18,
                1999 among Dana G. Mead, Tenneco Automotive Inc. and Tenneco
                Management Company (incorporated herein by reference from
                Exhibit 10.18 of the registrant's Quarterly Report on Form
                10-Q for the quarter ended September 30, 1999, File No.
                1-12387).
 10.15     --   Human Resources Agreement by and between Tenneco Automotive
                Inc. and Tenneco Packaging Inc. dated November 4, 1999
                (incorporated herein by reference to Exhibit 99.1 to the
                registrant's Current Report on Form 8-K dated November 4,
                1999, File No. 1-12387).
 10.16     --   Tax Sharing Agreement by and between Tenneco Automotive Inc.
                and Tenneco Packaging Inc. dated November 3, 1999
                (incorporated herein by reference to Exhibit 99.2 to the
                registrant's Current Report on Form 8-K dated November 4,
                1999, File No. 1-12387).
 10.17     --   Amended and Restated Transition Services Agreement by and
                between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                dated as of November 4, 1999 (incorporated herein by
                reference from Exhibit 10.21 of the registrant's Quarterly
                Report on Form 10-Q for the quarter ended September 30,
                1999, File No. 1-12387).
 10.18     --   Assumption Agreement among Tenneco Automotive Operating
                Company Inc., Tenneco International Holding Corp., Tenneco
                Global Holdings Inc., The Pullman Company, Clevite
                Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                and the other Initial Purchasers listed in the Purchase
                Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.20 of the registrant's
                Registration Statement on Form S-4, Reg. No. 333-93757).
 10.19     --   Amendment No. 1 to Change in Control Severance Benefits Plan
                for Key Executives (incorporated herein by reference from
                Exhibit 10.23 to the registrant's Quarterly Report on Form
                10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.20     --   Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from
                Exhibit 10.24 to the registrant's Quarterly Report on Form
                10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.21     --   Letter Agreement dated July 27, 2000 between the registrant and Mark A. McCollum (incorporated herein by reference from
                Exhibit 10.25 to the registrant's Quarterly Report on Form
                10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.22     --   Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 2000, File No.
                1-12387).
 10.23     --   Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference
                from Exhibit 10.28 to the registrant's report on Form 10-K for the year ended December 31, 2000, File No. 1-12387).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 10.24     --   Form of Indemnity Agreement entered into between the
                registrant and the following directors of the registrant:
                Paul Stecko, M. Kathryn Eickhoff and Dennis Severance
                (incorporated herein by reference from Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).
 10.25     --   Mark P. Frissora Special Appendix under Tenneco Automotive
                Inc. Supplemental Executive Retirement Plan (incorporated
                herein by reference from Exhibit 10.30 to the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                2000, File No. 1-12387).
 10.26     --   Letter Agreement dated as of June 1, 2001 between the
                registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form
                10-K for the year ended December 31, 2001, File No.
                1-12387).
 11        --   None.
*12        --   Computation of Ratio of Earnings to Fixed Charges.
*15        --   Letter Regarding Unaudited Interim Financial Information.
 18        --   None.
 19        --   None.
 22        --   None.
 23        --   None.
 24        --   None.
*99.1      --   Letter Regarding Arthur Andersen Quality Assurance Control.

---------------
* Filed herewith