Form 10-Q
period 2002-06-30
TENNECO AUTOMOTIVE INC
filed 2002-08-14
CIK 1024725

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

             For the Quarterly Period Ended June 30, 2002

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

     Common Stock, par value $.01 per share: 40,058,837 shares as of July 31, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                  PAGE
                                                                  ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Tenneco Automotive Inc. and Consolidated Subsidiaries--
       Report of Independent Public Accountants.............        4
       Statements of Income (Loss)..........................        5
       Balance Sheets.......................................        6
       Statements of Cash Flows.............................        7
       Statements of Changes in Shareholders' Equity........        8
       Statements of Comprehensive Income (Loss)............        9
       Notes to Financial Statements........................       10
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............       27
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................       44
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings.................................        *
  Item 2. Changes in Securities and Use of Proceeds.........        *
  Item 3. Defaults Upon Senior Securities...................        *
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................       45
  Item 5. Other Information.................................        *
  Item 6. Exhibits and Reports on Form 8-K..................       45

---------------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q contains forward-looking statements regarding, among other things, our prospects and business strategies. The words "may," "will," "believes," "should," "could," "plans," "expects," "anticipate," "intends," "estimates," and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

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

     - the impact of product warranty claims and liabilities in respect thereof in excess of the amount reserved;

     - terrorism, acts of war and similar events, and their resultant impact on economic and political conditions; and

     - the occurrence or non-occurrence of other circumstances beyond our control.

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        INDEPENDENT ACCOUNTANTS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TENNECO AUTOMOTIVE INC.

     We have reviewed the accompanying consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of June 30, 2002, and the related consolidated statements of income (loss) and comprehensive income (loss) for the three-month and six-month periods then ended, and the consolidated statements of cash flows and changes in shareholders' equity for the six-month period ended June 30, 2002. These financial statements are the responsibility of Tenneco Automotive Inc.'s management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Chicago, Illinois
July 22, 2002

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                              --------------------------    --------------------------
                                                 2002           2001           2002           2001
                                                 ----           ----           ----           ----
                                                   (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues........    $       948    $       925    $     1,757    $     1,789
                                              -----------    -----------    -----------    -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation
     shown below).........................            743            732          1,383          1,438
  Engineering, research, and
     development..........................             12             12             22             25
  Selling, general, and administrative....             98             95            195            196
  Depreciation and amortization of other
     intangibles..........................             35             35             69             68
  Amortization of goodwill................             --              4             --              8
                                              -----------    -----------    -----------    -----------
                                                      888            878          1,669          1,735
                                              -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
  Gain (loss) on sale of assets...........             11             --             11             --
  Gain (loss) on sale of receivables......             --             (1)            (1)            (3)
  Other income (loss).....................             --              1             --              2
                                              -----------    -----------    -----------    -----------
                                                       11             --             10             (1)
                                              -----------    -----------    -----------    -----------
Income before interest expense, income
  taxes, and minority interest............             71             47             98             53
  Interest expense (net of interest
     capitalized).........................             36             43             72             90
  Income tax expense (benefit)............             16              1              8             (9)
  Minority interest.......................             --              1              1              1
                                              -----------    -----------    -----------    -----------
NET INCOME (LOSS).........................    $        19    $         2    $        17    $       (29)
                                              ===========    ===========    ===========    ===========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding
  Basic...................................     39,746,401     37,396,712     39,748,370     36,994,973
  Diluted.................................     41,812,025     37,556,085     41,422,775     37,154,129
Earnings (loss) per share of common stock
  Basic...................................    $       .48    $       .06    $       .42    $      (.77)
  Diluted.................................    $       .45    $       .06    $       .41    $      (.77)
PRO FORMA EARNINGS (LOSS) PER SHARE
  EXCLUDING GOODWILL AMORTIZATION
Net income (loss).........................    $        19    $         5    $        17    $       (22)
Earnings (loss) per share of common stock
  Basic...................................    $       .48    $       .15    $       .42    $      (.59)
  Diluted.................................    $       .45    $       .15    $       .41    $      (.59)

  The accompanying notes to financial statements are an integral part of these statements of income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES



                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                JUNE 30,     DECEMBER 31,
                                                                  2002           2001
                                                                --------     ------------
                                                                       (MILLIONS)
                           ASSETS
Current assets:
  Cash and temporary cash investments.......................     $    52       $    53
  Receivables--
    Customer notes and accounts, net........................         446           380
    Other...................................................          11            15
  Inventories--
    Finished goods..........................................         152           149
    Work in process.........................................          74            69
    Raw materials...........................................          70            71
    Materials and supplies..................................          37            37
  Deferred income taxes.....................................          70            66
  Prepayments and other.....................................         112           101
                                                                 -------       -------
                                                                   1,024           941
Other assets:
  Long-term notes receivable, net...........................          12            40
  Goodwill, net.............................................         411           423
  Intangibles, net..........................................          18            18
  Deferred income taxes.....................................         146           128
  Pension assets............................................          35            28
  Other.....................................................         137           136
                                                                 -------       -------
                                                                     759           773
                                                                 -------       -------
Plant, property, and equipment, at cost.....................       1,915         1,835
  Less--Reserves for depreciation and amortization..........         933           868
                                                                 -------       -------
                                                                     982           967
                                                                 -------       -------
                                                                 $ 2,765       $ 2,681
                                                                 =======       =======

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
    debt)...................................................     $   160       $   191
  Trade payables............................................         500           401
  Accrued taxes.............................................          40            35
  Accrued interest..........................................          26            25
  Accrued liabilities.......................................          70            76
  Other.....................................................         179           148
                                                                 -------       -------
                                                                     975           876
                                                                 -------       -------
Long-term debt..............................................       1,261         1,324
                                                                 -------       -------
Deferred income taxes.......................................         184           166
                                                                 -------       -------
Postretirement benefits.....................................         186           174
                                                                 -------       -------
Deferred credits and other liabilities......................          33            52
                                                                 -------       -------
Minority interest...........................................          16            15
                                                                 -------       -------
Commitments and contingencies
Shareholders' equity:
  Common stock..............................................          --            --
  Premium on common stock and other capital surplus.........       2,749         2,748
  Accumulated other comprehensive loss......................        (357)         (375)
  Retained earnings (accumulated deficit)...................      (2,042)       (2,059)
                                                                 -------       -------
                                                                     350           314
  Less--Shares held as treasury stock, at cost..............         240           240
                                                                 -------       -------
                                                                     110            74
                                                                 -------       -------
                                                                 $ 2,765       $ 2,681
                                                                 =======       =======

     The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                              --------------
                                                              2002      2001
                                                              ----      ----
                                                                (MILLIONS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $ 17      $(29)
Adjustments to reconcile income to cash provided (used) by
  operating activities Depreciation and amortization........    69        76
  Deferred income taxes.....................................    (8)      (23)
  (Gain) loss on sale of assets, net........................   (10)        3
  Changes in components of working capital--
     (Increase) decrease in receivables.....................   (50)      (61)
     (Increase) decrease in inventories.....................     9        28
     (Increase) decrease in prepayments and other current
      assets................................................    (4)      (20)
     Increase (decrease) in payables........................    76        15
     Increase (decrease) in accrued taxes...................     2         1
     Increase (decrease) in accrued interest................    --        (4)
     Increase (decrease) in other current liabilities.......    26        12
  Other.....................................................    (3)        8
                                                              ----      ----
Net cash provided by operating activities...................   124         6
                                                              ----      ----
INVESTING ACTIVITIES
Net proceeds from sale of fixed assets......................    18         3
Expenditures for plant, property, and equipment.............   (52)      (47)
Investments and other.......................................    13        (4)
                                                              ----      ----
Net cash provided (used) by investing activities............   (21)      (48)
                                                              ----      ----
NET CASH USED BEFORE FINANCING ACTIVITIES...................   103       (42)
FINANCING ACTIVITIES
Issuance of common and treasury stock.......................    --         5
Retirement of long-term debt................................   (25)       (8)
Net increase (decrease) in short-term debt excluding current
  maturities of long-term debt..............................   (71)       76
                                                              ----      ----
Net cash provided (used) by financing activities............   (96)       73
                                                              ----      ----
Effect of foreign exchange rate changes on cash and
  temporary cash investments................................    (8)        4
                                                              ----      ----
Increase (decrease) in cash and temporary cash
  investments...............................................    (1)       35
Cash and temporary cash investments, January 1..............    53        35
                                                              ----      ----
Cash and temporary cash investments, June 30 (Note).........  $ 52      $ 70
                                                              ====      ====
Cash paid during the period for interest....................  $ 72      $ 93
Cash paid during the period for income taxes (net of
  refunds)..................................................  $ 16      $ 19

NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

     The accompanying notes to financial statements are an integral part of these statements of cash flows.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                             SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------------------
                                                            2002                   2001
                                                    --------------------   --------------------
                                                      SHARES     AMOUNT      SHARES     AMOUNT
                                                      ------     ------      ------     ------
                                                          (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1.................................  41,355,074   $    --   37,797,256   $    --
  Issued (Reacquired) pursuant to benefit plans...     (14,003)       --    1,586,742        --
  Stock options exercised.........................      (2,711)       --           --        --
                                                    ----------   -------   ----------   -------
Balance June 30...................................  41,338,360        --   39,383,998        --
                                                    ==========             ==========
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1.................................                 2,748                  2,738
     Premium on common stock issued pursuant to
       benefit plans..............................                     1                      5
                                                                 -------                -------
Balance June 30...................................                 2,749                  2,743
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance January 1.................................                  (375)                  (239)
  Other comprehensive income (loss)...............                    18                    (76)
                                                                 -------                -------
Balance June 30...................................                  (357)                  (315)
                                                                 -------                -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1.................................                (2,059)                (1,929)
  Net income (loss)...............................                    17                    (29)
                                                                 -------                -------
  Balance June 30.................................                (2,042)                (1,958)
                                                                 -------                -------
LESS--COMMON STOCK HELD AS TREASURY STOCK, AT COST
Balance January 1.................................   1,294,692       240    1,298,498       240
  Shares issued...................................          --        --        5,670        --
                                                    ----------             ----------
Balance June 30...................................   1,294,692       240    1,292,828       240
                                                    ==========   -------   ==========   -------
     Total........................................               $   110                $   230
                                                                 =======                =======

     The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED JUNE 30,
                                                 -------------------------------------------------------------
                                                             2002                            2001
                                                 -----------------------------   -----------------------------
                                                  ACCUMULATED                     ACCUMULATED
                                                     OTHER                           OTHER
                                                 COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                 INCOME (LOSS)   INCOME (LOSS)   INCOME (LOSS)   INCOME (LOSS)
                                                 -------------   -------------   -------------   -------------
                                                                          (MILLIONS)
NET INCOME (LOSS).............................                       $ 19                            $  2
                                                                     ----                            ----
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance April 1.............................       $(350)                          $(291)
    Translation of foreign currency
       statements.............................          47             47               (9)            (9)
                                                     -----                           -----
  Balance June 30.............................        (303)                           (300)
                                                     -----                           -----
FAIR VALUE OF INTEREST RATE SWAPS
  Balance April 1.............................       $ (13)                          $ (13)
    Fair value adjustment.....................           1              1               --            (13)
                                                     -----                           -----
  Balance June 30.............................         (12)                            (13)
                                                     -----                           -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance April 1 and June 30.................         (42)                             (2)
                                                     -----                           -----
Balance June 30...............................       $(357)                          $(315)
                                                     =====           ----            =====           ----
Other comprehensive income (loss).............                         48                             (22)
                                                                     ----                            ----
COMPREHENSIVE INCOME (LOSS)...................                       $ 67                            $(20)
                                                                     ====                            ====

                                                                   SIX MONTHS ENDED JUNE 30,
                                                 -------------------------------------------------------------
                                                             2002                            2001
                                                 -----------------------------   -----------------------------
                                                  ACCUMULATED                     ACCUMULATED
                                                     OTHER                           OTHER
                                                 COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                 INCOME (LOSS)   INCOME (LOSS)   INCOME (LOSS)   INCOME (LOSS)
                                                 -------------   -------------   -------------   -------------
                                                                          (MILLIONS)
NET INCOME (LOSS).............................                       $ 17                            $ (29)
                                                                     ----                            -----
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1...........................       $(316)                          $(237)
    Translation of foreign currency
       statements.............................          13             13              (63)            (63)
                                                     -----                           -----
  Balance June 30.............................        (303)                           (300)
                                                     -----                           -----
FAIR VALUE OF INTEREST RATE SWAPS
  Balance January 1...........................       $ (17)                          $ (13)
    Fair value adjustment.....................           5              5               --             (13)
                                                     -----                           -----
  Balance June 30.............................         (12)                            (13)
                                                     -----                           -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance January 1 and June 30...............         (42)                             (2)
                                                     -----                           -----
Balance June 30...............................       $(357)                          $(315)
                                                     =====           ----            =====           -----
Other comprehensive income (loss).............                         18                              (76)
                                                                     ----                            -----
COMPREHENSIVE INCOME (LOSS)...................                       $ 35                            $(105)
                                                                     ====                            =====

      The accompanying notes to financial statements are an integral part of these statements of comprehensive income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

     (1) As you read the accompanying financial statements and Management's Discussion and Analysis you should also read our Annual Report on Form 10-K for the year ended December 31, 2001.

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

     (2) Over the past several years we have adopted plans to restructure portions of our operations. These plans were approved by the Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. We recorded charges to income for costs related to these plans that do not benefit future activities in the period in which the plans are finalized and approved, while actions necessary to affect these restructuring plans occur over future periods in accordance with established plans.

     In the fourth quarter of 2000, our Board of Directors approved a restructuring plan to reduce administrative and operational overhead costs. We recorded, in the fourth quarter of 2000, a pre-tax charge related to the plan of $46 million, $32 million after tax, or $.92 per diluted common share. Within the statement of income, $13 million of the pre-tax charge is reflected in cost of sales, while $33 million is included in selling, general, and administrative expenses. The charge is comprised of $24 million of severance and related costs for salaried employment reductions worldwide and $22 million for the reduction of manufacturing and distribution capacity in response to long-term market trends. The 2000 plan involved closing a North American aftermarket exhaust distribution facility and a ride control manufacturing plant in our Asian market, as well as the consolidation of some exhaust manufacturing facilities in Europe. In addition, the plan involves the elimination of 700 positions, including temporary employees. We wrote down the assets at the locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that cash proceeds on the sale of these assets will be significant. As of June 30, 2002, 610 employees have been terminated under the 2000 plan primarily in North America and Europe. Additionally, 57 temporary employees have been terminated. All restructuring actions are being completed in accordance with our established plan. We expect to complete all restructuring activities related to this plan by the end of the third quarter of 2002. We are conducting all workforce reductions in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

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

     In the first quarter of 2001, our Board of Directors approved a restructuring plan in response to increasingly difficult industry conditions. On January 31, 2001, we announced plans to eliminate 405 salaried positions worldwide. We recorded pre-tax charges related to this restructuring of $11 million, $8 million after

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

tax, or $.21 per diluted common share. Within the statement of income, $2 million of the pre-tax charge is reflected in cost of sales, while $9 million is included in selling, general, and administrative expenses. These charges are comprised of $8 million for severance and related costs for salaried employment reductions worldwide and $3 million for costs related to closing a testing facility in North America. As of June 30, 2002, we have eliminated 329 positions in connection with the first quarter 2001 plan. We expect to complete these restructuring activities in the third quarter of 2002. We are conducting all workforce reductions in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

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

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, the first phase of a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. The first phase of Project Genesis involves closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The facilities include an aftermarket plant and an aftermarket distribution operation in Europe, an engineering center in Europe, one building at an emissions control plant complex in North America, a technology facility in North America, an exhaust manufacturing facility in North America, and our London-based treasury office. We expect to eliminate 900 employees as a result of these actions. In the fourth quarter of 2001, we recorded pre-tax charges related to Project Genesis of $27 million. Within the statement of income, $23 million of the pre-tax charge is reflected in cost of sales, while $4 million is included in selling, general and administrative expenses. These charges are comprised of $18 million in severance and $9 million for equipment lease cancellation, asset impairment, and other restructuring costs to close the eight facilities. We wrote down the assets at locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We also recorded a pre-tax charge of $4 million in cost of sales related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. The aftermarket parts were written down to their estimated scrap value, less cost to sell. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter for the value mapping and rearrangement of one of our emissions control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $.81 per diluted common share. As of June 30, 2002, we have eliminated 87 positions in connection with the first phase of Project Genesis. We expect to complete all restructuring activities related to the first phase of Project Genesis by early 2003. We are conducting all workforce reductions in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others. In addition to the fourth quarter 2001 charges, we are incurring other costs during 2002 for moving and rearrangement costs related to Project Genesis that could not be accrued as part of the restructuring charge. We estimate these costs will be about $15 million in aggregate, and they are being expensed as they are incurred.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     During the first six months of 2002, we incurred $3 million for other restructuring related costs and expenses such as rearrangement and moving costs that could not be accrued as part of our earlier restructuring reserves.

     When complete, we expect that the series of restructuring actions initiated in the fourth quarter of 2001 will generate annualized savings of $30 million.

     Amounts related to activities that are part of the restructuring plans are as follows:

                                       DECEMBER 31, 2001      2002      CHARGED TO    IMPACT OF    JUNE 30, 2002
                                         RESTRUCTURING        CASH        ASSET       EXCHANGE     RESTRUCTURING
                                            RESERVE         PAYMENTS     ACCOUNTS       RATES         RESERVE
                                       -----------------    --------    ----------    ---------    -------------
                                                                       (MILLIONS)
Severance..........................           $23             $(3)         $ --          $  1           $21
Asset Impairment...................             4              --            (4)           --            --
Other..............................             6              (1)            2            --             7
                                              ---             ---          ----          ----           ---
                                              $33             $(4)         $ (2)         $  1           $28
                                              ===             ===          ====          ====           ===

     In the second quarter of 2002, we sold a manufacturing facility in the U.K. that we closed in an earlier restructuring plan. Included in Charged to Asset Accounts in the preceding table is an adjustment to the assumptions made in the recording of the U.K. facility's restructuring reserve. The proceeds of $17 million exceeded our original estimates of the market value of the property. Consequently, after the adjustment, we recorded a pre-tax gain of $11 million on the sale in the second quarter. This gain is shown in the income statement as a gain on sale of assets.

     Under the terms of an amendment to our senior credit agreement that took effect on March 13, 2002, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives over the 2002-2004 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. In addition to the announced actions, we continue to evaluate additional opportunities, including additional phases of Project Genesis, to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution, and manufacturing footprint for the future. There can be no assurances however, that we will undertake additional phases of Project Genesis or other additional restructuring actions. Actions that we take, if any, will require the approval of our Board of Directors and, if the costs of the plans exceed the amount previously approved by our senior lenders, could require approval by our senior lenders. See "Liquidity and Capital Resources." We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

     (3) We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

     As of June 30, 2002, we continue to be designated as a potentially responsible party in two Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $15 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision, as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

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

     As previously disclosed, from time to time we are subject to product warranty claims whereby we are required to bear costs of repair or replacement of certain of our products. Warranty claims may range from individual customer claims to full recalls of all products in the field. In the second quarter 2002, based on currently available facts and data, we increased our warranty reserve in the amount of $1 million for recently identified warranty issues. We are continuing to investigate and pursue commercial and other resolutions of these issues. We presently believe that it is reasonably possible that we could incur additional costs and charges related to these issues after the second quarter in amounts that could be material to our income statement in the periods when we are required to record the costs and charges. We cannot predict with certainty the ultimate amount or timing of any such future costs or charges. However, we believe that these amounts will not be material to our consolidated financial position or impact our ability to meet our debt covenants.

     We also from time to time are involved in legal proceedings or claims that are incidental to the operation of our businesses. Some of these proceedings or claims allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, asbestos exposure, or other product liability related matters), employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to vigorously defend ourself against all of these claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our consolidated financial condition or results of operations.

     During the second quarter of 2002, we reached an agreement with an OE customer to recover our investment in development costs and related equipment, as well as amounts owed to some of our suppliers, for a platform cancelled by the customer. We collected $30 million, net of the amounts we owed to suppliers, during the second quarter pursuant to this agreement. The agreement had no effect on our results of operations.

     (4) In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at their fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. We adopted this standard, as amended by SFAS No. 138, effective January 1, 2001 and it did not have a significant impact on our financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142 in January 2002. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. At the end of the second quarter of 2002, the balance of unamortized goodwill was $411 million. Goodwill was amortized at the rate of approximately $17 million each year prior to adopting the new standard. Under the transitional provisions of SFAS No. 142 we have performed step one of a two-step impairment analysis. The fair value of our reporting units used in determining any potential goodwill impairment was computed using the present value of expected future cash flows. As a result of this analysis, we have determined that we will be required to record a charge to reflect an impairment of goodwill associated with certain of these reporting units. The second step of the impairment analysis requires us to allocate the fair value of these reporting units to the assets and liabilities of the reporting units in order to determine if there has been an impairment of the goodwill. Based upon the results of the second step of the analysis, which we expect to complete during the third quarter of 2002, we expect to record an impairment charge of approximately $175 million to $220 million, net of tax. Any impairment loss that results from the analysis will be recorded as a cumulative effect of a change in accounting principles. We will also be required to reflect this charge in our results for the first quarter of 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We will be required to adopt the new standard by January 1, 2003. We are currently evaluating the effect that this statement may have on our financial position and results of operations, but do not believe it will have a material impact.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses recognition, presentation and disclosure of impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business." SFAS No. 144 was effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The impact of adopting SFAS No. 144 did not have a material impact on our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 makes changes to several areas, including the classification of gains and losses from extinguishment of debt and accounting for certain lease modifications. The statement is effective for fiscal years beginning after May 15, 2002. We will be required to adopt the new statement by January 1, 2003. We do not believe that this statement will have a material impact on our financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 changes the definition of the date at which a liability exists for exit or disposal activities also referred to as restructuring activities. Previously, we recognized a liability for restructuring activities when we committed to a plan of restructuring and announced this plan to the employees. The new statement will generally require that these costs be recognized at a later date and over time, rather than in a single charge. We will be required to apply the new standard prospectively to new exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impact that this new statement may have on our financial position and results of operations.

     (5) We entered into an agreement during the third quarter of 2000 to sell an interest in some of our trade accounts receivable to a third party. Under this agreement, as well as individual agreements with third parties in Europe, we had sold accounts receivable of $140 million and $149 million at June 30, 2002 and 2001, respectively. We recognized a loss of $1 million in the six months ended June 30, 2002, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, and it averaged 3.3 percent during the time period in 2002 when we sold receivables. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. We valued this retained interest based on the recoverable value of the receivable pool, which approximated book value.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     (6) Earnings (loss) per share of common stock outstanding were computed as follows:

                                                   THREE MONTHS ENDED
                                                        JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                 -----------------------   -------------------------
                                                    2002         2001         2002          2001
                                                    ----         ----         ----          ----
                                                    (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic Earnings (loss) per share
  Net income (loss)............................  $       19   $        2   $       17    $      (29)
                                                 ==========   ==========   ==========    ==========
  Average shares of common stock outstanding...  39,746,401   37,396,712   39,748,370    36,994,973
                                                 ==========   ==========   ==========    ==========
  Net income (loss) per average share of common
     stock.....................................  $      .48   $      .06   $      .42    $     (.77)
                                                 ==========   ==========   ==========    ==========
Diluted Earnings (loss) per share
  Net income (loss)............................  $       19   $        2   $       17    $      (29)
                                                 ==========   ==========   ==========    ==========
  Average shares of common stock outstanding...  39,746,401   37,396,712   39,748,370    36,994,973
  Effect of dilutive securities:
       Restricted stock........................     167,193           --      100,085            --
       Stock options...........................   1,425,324           --    1,145,235            --
       Performance shares......................     473,107      159,373      429,085       159,156
                                                 ----------   ----------   ----------    ----------
  Average shares of common stock outstanding
     including dilutive shares.................  41,812,025   37,356,085   41,422,775    37,154,129
                                                 ==========   ==========   ==========    ==========
  Earnings (loss) per average share of common
     stock.....................................  $      .45   $      .06   $      .41    $     (.77)
                                                 ==========   ==========   ==========    ==========

     (7) We are a global manufacturer with two geographic reportable segments:
North America and Europe. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. We evaluate segment performance based primarily on income before interest expense, income taxes, and minority interest. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     The following table summarizes certain Tenneco segment information:

                                                                           SEGMENT
                                                 -----------------------------------------------------------
                                                                                     RECLASS
                                                 NORTH AMERICA    EUROPE    OTHER    & ELIMS    CONSOLIDATED
                                                 -------------    ------    -----    -------    ------------
                                                                         (MILLIONS)
FOR THE THREE MONTHS ENDED JUNE 30, 2002
Revenues from external customers.............       $  539        $  321    $ 88      $ --         $  948
Intersegment revenues........................            2             9       4       (15)            --
Income before interest, income taxes, and
  minority interest..........................           53            11       7         2             73
FOR THE THREE MONTHS ENDED JUNE 30, 2001
Revenues from external customers.............       $  493        $  347    $ 85      $ --         $  925
Intersegment revenues........................            2            12       2       (16)            --
Income before interest, income taxes, and
  minority interest..........................           20            22       5        --             47
AT JUNE 30, 2002, AND FOR THE SIX MONTHS THEN
  ENDED
Revenues from external customers.............       $1,006        $  593    $158      $ --         $1,757
Intersegment revenues........................            4            16       6       (26)            --
Income before interest, income taxes, and
  minority interest..........................           72            16      10         5            103
Total Assets.................................        1,027         1,018     608       112          2,765
AT JUNE 30, 2001, AND FOR THE SIX MONTHS THEN
  ENDED
Revenues from external customers.............       $  928        $  696    $165      $ --         $1,789
Intersegment revenues........................            5            23       4       (32)            --
Income before interest, income taxes, and
  minority interest..........................           17            30       6        --             53
Total Assets.................................        1,145           955     690        55          2,845

     (8) Supplemental guarantor condensed financial statements are presented below:

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

condensed consolidating financial statements of the Guarantor Subsidiaries in connection with our consolidated financial statements and related notes of which this note is an integral part.

Distributions

     There are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to us.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                         FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External.......................        $438            $510             $ --           $ --          $948
     Affiliated companies...........          13              24               --            (37)           --
                                            ----            ----             ----           ----          ----
                                             451             534               --            (37)          948
                                            ----            ----             ----           ----          ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......         345             435               --            (37)          743
  Engineering, research, and
     development....................           5               7               --             --            12
  Selling, general, and
     administrative.................          51              47               --             --            98
  Depreciation and amortization of
     other intangibles..............          17              18               --             --            35
  Amortization of goodwill..........          --              --               --             --            --
                                            ----            ----             ----           ----          ----
                                             418             507               --            (37)          888
                                            ----            ----             ----           ----          ----
OTHER INCOME (EXPENSE)
  Gain (loss) on sale of assets.....          --              11               --             --            11
  Gain (loss) on sale of
     receivables....................          --              --               --             --            --
  Other income (loss)...............           7              (7)              --             --            --
                                            ----            ----             ----           ----          ----
                                               7               4               --             --            11
                                            ----            ----             ----           ----          ----
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES.........          40              31               --             --            71
  Interest expense--
     External (net of interest
       capitalized).................          --               1               35             --            36
     Affiliated companies (net of
       interest income).............          18               1              (19)            --            --
  Income tax expense (benefit)......          (1)             14               (6)             9            16
  Minority interest.................          --              --               --             --            --
                                            ----            ----             ----           ----          ----
                                              23              15              (10)            (9)           19
  Equity in net income (loss) from
     affiliated companies...........           7              --               29            (36)           --
                                            ----            ----             ----           ----          ----
NET INCOME (LOSS)...................        $ 30            $ 15             $ 19           $(45)         $ 19
                                            ====            ====             ====           ====          ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                          FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                         --------------------------------------------------------------------------
                                                                             TENNECO
                                                                         AUTOMOTIVE INC.    RECLASS
                                          GUARANTOR      NONGUARANTOR        (PARENT           &
                                         SUBSIDIARIES    SUBSIDIARIES       COMPANY)         ELIMS     CONSOLIDATED
                                         ------------    ------------    ---------------    -------    ------------
                                                                         (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External........................        $387            $538             $ --           $ --          $925
     Affiliated companies............          15              14               --            (29)           --
                                             ----            ----             ----           ----          ----
                                              402             552               --            (29)          925
                                             ----            ----             ----           ----          ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).......         323             438               --            (29)          732
  Engineering, research, and
     development.....................           6               6               --             --            12
  Selling, general, and
     administrative..................          48              47               --             --            95
  Depreciation and amortization of
     other intangibles...............          18              17               --             --            35
  Amortization of goodwill...........           3               1               --             --             4
                                             ----            ----             ----           ----          ----
                                              398             509               --            (29)          878
                                             ----            ----             ----           ----          ----
OTHER INCOME (EXPENSE)
  Gain (loss) on sale of assets......          --              --               --             --            --
  Gain (loss) on sale of
     receivables.....................          (1)             --               --             --            (1)
  Other income (loss)................          15             (14)              --             --             1
                                             ----            ----             ----           ----          ----
                                               14             (14)              --             --            --
                                             ----            ----             ----           ----          ----
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES..........          18              29               --             --            47
  Interest expense--
     External (net of interest
       capitalized)..................          (1)              2               42             --            43
     Affiliated companies (net of
       interest income)..............          27               1              (28)            --            --
  Income tax expense (benefit).......         (10)             11               (2)             2             1
  Minority interest..................          --               1               --             --             1
                                             ----            ----             ----           ----          ----
                                                2              14              (12)            (2)            2
                                             ----            ----             ----           ----          ----
  Equity in net income (loss) from
     affiliated companies............          15              --               14            (29)           --
                                             ----            ----             ----           ----          ----
NET INCOME (LOSS)....................        $ 17            $ 14             $  2           $(31)         $  2
                                             ====            ====             ====           ====          ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                           FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                         --------------------------------------------------------------------------
                                                                             TENNECO
                                                                         AUTOMOTIVE INC.    RECLASS
                                          GUARANTOR      NONGUARANTOR        (PARENT           &
                                         SUBSIDIARIES    SUBSIDIARIES       COMPANY)         ELIMS     CONSOLIDATED
                                         ------------    ------------    ---------------    -------    ------------
                                                                         (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External........................        $812            $945             $ --           $  --        $1,757
     Affiliated companies............          24              42               --             (66)           --
                                             ----            ----             ----           -----        ------
                                              836             987               --             (66)        1,757
                                             ----            ----             ----           -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).......         645             804               --             (66)        1,383
  Engineering, research, and
     development.....................           9              13               --              --            22
  Selling, general, and
     administrative..................         107              88               --              --           195
  Depreciation and amortization of
     other intangibles...............          35              34               --              --            69
  Amortization of goodwill...........          --              --               --              --            --
                                             ----            ----             ----           -----        ------
                                              796             939               --             (66)        1,669
                                             ----            ----             ----           -----        ------
OTHER INCOME (EXPENSE)
  Gain (loss) on sale of assets......          --              11               --              --            11
  Gain (loss) on sale of
     receivables.....................          (1)             --               --              --            (1)
  Other income (loss)................          87              (7)              98            (178)           --
                                             ----            ----             ----           -----        ------
                                               86               4               98            (178)           10
                                             ----            ----             ----           -----        ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES..........         126              52               98            (178)           98
  Interest expense--
     External (net of interest
       capitalized)..................          --               2               70              --            72
     Affiliated companies (net of
       interest income)..............          36               2              (38)             --            --
  Income tax expense (benefit).......          32              20               23             (67)            8
  Minority interest..................          --               1               --              --             1
                                             ----            ----             ----           -----        ------
                                               58              27               43            (111)           17
  Equity in net income (loss) from
     affiliated companies............          19              (1)             (26)              8            --
                                             ----            ----             ----           -----        ------
NET INCOME (LOSS)....................        $ 77            $ 26             $ 17           $(103)       $   17
                                             ====            ====             ====           =====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                           FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                         --------------------------------------------------------------------------
                                                                             TENNECO
                                                                         AUTOMOTIVE INC.    RECLASS
                                          GUARANTOR      NONGUARANTOR        (PARENT           &
                                         SUBSIDIARIES    SUBSIDIARIES       COMPANY)         ELIMS     CONSOLIDATED
                                         ------------    ------------    ---------------    -------    ------------
                                                                         (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External........................        $714           $1,075            $ --           $ --         $1,789
     Affiliated companies............          33               28              --            (61)            --
                                             ----           ------            ----           ----         ------
                                              747            1,103              --            (61)         1,789
                                             ----           ------            ----           ----         ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).......         609              890              --            (61)         1,438
  Engineering, research, and
     development.....................          12               13              --             --             25
  Selling, general, and
     administrative..................         109               87              --             --            196
  Depreciation and amortization of
     other intangibles...............          36               32              --             --             68
  Amortization of goodwill...........           5                3              --             --              8
                                             ----           ------            ----           ----         ------
                                              771            1,025              --            (61)         1,735
                                             ----           ------            ----           ----         ------
OTHER INCOME (EXPENSE)
  Gain (loss) on sale of assets......          --               --              --             --             --
  Gain (loss) on sale of
     receivables.....................          --               (3)             --             --             (3)
  Other income (loss)................          20              (18)             --             --              2
                                             ----           ------            ----           ----         ------
                                               20              (21)             --             --             (1)
                                             ----           ------            ----           ----         ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES..........          (4)              57              --             --             53
  Interest expense--
     External (net of interest
       capitalized)..................          (1)               5              86             --             90
     Affiliated companies (net of
       interest income)..............          59                2             (61)            --             --
  Income tax expense (benefit).......         (21)              21              (2)            (7)            (9)
  Minority interest..................          --                1              --             --              1
                                             ----           ------            ----           ----         ------
                                              (41)              28             (23)             7            (29)
                                             ----           ------            ----           ----         ------
  Equity in net income (loss) from
     affiliated companies............          23               --              (6)           (17)            --
                                             ----           ------            ----           ----         ------
NET INCOME (LOSS)....................        $(18)          $   28            $(29)          $(10)        $  (29)
                                             ====           ======            ====           ====         ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                    JUNE 30, 2002
                                        ----------------------------------------------------------------------
                                                                          TENNECO
                                                                      AUTOMOTIVE INC.
                                         GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                        SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                        ------------   ------------   ---------------   -------   ------------
                                                                      (MILLIONS)
                ASSETS

Current assets:
  Cash and temporary cash
     investments......................     $    7         $   45          $   --        $    --      $   52
  Receivables.........................        188            331              19            (81)        457
  Inventories.........................        109            224              --             --         333
  Deferred income taxes...............         59             11              31            (31)         70
  Prepayments and other...............         38             74              --             --         112
                                           ------         ------          ------        -------      ------
                                              401            685              50           (112)      1,024
                                           ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated
     companies........................        201             --           2,067         (2,268)         --
  Notes and advances receivable from
     affiliates.......................      2,646             10           3,270         (5,926)         --
  Long-term notes receivable, net.....          2             10              --             --          12
  Goodwill, net.......................        306            105              --             --         411
  Intangibles, net....................         13              5              --             --          18
  Deferred income taxes...............        141              5              78            (78)        146
  Pension assets......................         13             22              --             --          35
  Other...............................         51             58              28             --         137
                                           ------         ------          ------        -------      ------
                                            3,373            215           5,443         (8,272)        759
                                           ------         ------          ------        -------      ------
Plant, property, and equipment, at
  cost................................        843          1,072              --             --       1,915
  Less--Reserves for depreciation and
     amortization.....................        457            476              --             --         933
                                           ------         ------          ------        -------      ------
                                              386            596              --             --         982
                                           ------         ------          ------        -------      ------
                                           $4,160         $1,496          $5,493        $(8,384)     $2,765
                                           ======         ======          ======        =======      ======
           LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt):
       Short-term
          debt--non-affiliated........     $   --         $   13          $  147        $    --      $  160
       Short-term debt--affiliated....          2              1              10            (13)         --
  Trade payables......................        175            386              --            (61)        500
  Accrued taxes.......................         65             21              --            (46)         40
  Other...............................        137            104              37             (3)        275
                                           ------         ------          ------        -------      ------
                                              379            525             194           (123)        975
Long-term debt--non-affiliated........         --             16           1,245             --       1,261
Long-term debt--affiliated............      1,899             82           3,945         (5,926)         --
Deferred income taxes.................        226             89              --           (131)        184
Postretirement benefits and other
  liabilities.........................        157             60              (1)             3         219
Minority interest.....................         --             16              --             --          16
Shareholders' equity..................      1,499            708             110         (2,207)        110
                                           ------         ------          ------        -------      ------
                                           $4,160         $1,496          $5,493        $(8,384)     $2,765
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                  DECEMBER 31, 2001
                                        ----------------------------------------------------------------------
                                                                          TENNECO
                                                                      AUTOMOTIVE INC.
                                         GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                        SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                        ------------   ------------   ---------------   -------   ------------
                                                                      (MILLIONS)
                ASSETS

Current assets:
  Cash and temporary cash
     investments......................     $    2         $   51          $   --        $    --      $   53
  Receivables.........................        188            420              77           (290)        395
  Inventories.........................        111            215              --             --         326
  Deferred income taxes...............         61              5              41            (41)         66
  Prepayments and other...............         41             60              --             --         101
                                           ------         ------          ------        -------      ------
                                              403            751             118           (331)        941
                                           ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated
     companies........................        312             --           2,034         (2,346)         --
  Notes and advances receivable from
     affiliates.......................      2,510             12           3,291         (5,813)         --
  Long-term notes receivable, net.....         31              9              --             --          40
  Goodwill, net.......................        307            116              --             --         423
  Intangibles, net....................         12              6              --             --          18
  Deferred income taxes...............        128             --              --             --         128
  Pension assets......................          8             20              --             --          28
  Other...............................         54             55              27             --         136
                                           ------         ------          ------        -------      ------
                                            3,362            218           5,352         (8,159)        773
                                           ------         ------          ------        -------      ------
Plant, property, and equipment, at
  cost................................        840            995              --             --       1,835
  Less--Reserves for depreciation and
     amortization.....................        443            425              --             --         868
                                           ------         ------          ------        -------      ------
                                              397            570              --             --         967
                                           ------         ------          ------        -------      ------
                                           $4,162         $1,539          $5,470        $(8,490)     $2,681
                                           ======         ======          ======        =======      ======
           LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt):
       Short-term
          debt--non-affiliated........     $   --         $   17          $  174        $    --      $  191
       Short-term debt--affiliated....        150             60              10           (220)         --
  Trade payables......................        130            336              --            (65)        401
  Accrued taxes.......................         53             23              --            (41)         35
  Other...............................        115             95              41             (2)        249
                                           ------         ------          ------        -------      ------
                                              448            531             225           (328)        876
Long-term debt--non-affiliated........         --             15           1,309             --       1,324
Long-term debt--affiliated............      1,870              3           3,940         (5,813)         --
Deferred income taxes.................        181             63             (78)            --         166
Postretirement benefits and other
  liabilities.........................        163             59              --              4         226
Minority interest.....................         --             15              --             --          15
Shareholders' equity..................      1,500            853              74         (2,353)         74
                                           ------         ------          ------        -------      ------
                                           $4,162         $1,539          $5,470        $(8,490)     $2,681
                                           ======         ======          ======        =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                              SIX MONTHS ENDED JUNE 30, 2002
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............        $ 54            $179             $(109)          $--          $124
                                            ----            ----             -----           --           ----
INVESTING ACTIVITIES
Net proceeds from the sale of fixed
  assets............................          --              18                --           --             18
Expenditures for plant, property,
  and equipment.....................         (22)            (30)               --           --            (52)
Investments and other...............          18              (5)               --           --             13
                                            ----            ----             -----           --           ----
Net cash used by investing
  activities........................          (4)            (17)               --           --            (21)
                                            ----            ----             -----           --           ----
FINANCING ACTIVITIES
Issuance of common and treasury
  stock.............................          --              --                --           --             --
Retirement of long-term debt........          --              --               (25)          --            (25)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt......          --              (5)              (66)          --            (71)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........        (126)             72               102          (48)            --
Dividends (common)..................         138            (187)               98          (49)            --
                                            ----            ----             -----           --           ----
Net cash provided (used) by
  financing activities..............          12            (120)              109          (97)           (96)
                                            ----            ----             -----           --           ----
Effect of foreign exchange rate
  changes on cash and temporary cash
  investments.......................          --              (8)               --           --             (8)
                                            ----            ----             -----           --           ----
Increase (decrease) in cash and
  temporary cash investments........          62              34                --          (97)            (1)
Cash and temporary cash investments,
  January 1.........................           2              51                --           --             53
                                            ----            ----             -----           --           ----
Cash and temporary cash investments,
  June 30 (Note)....................        $ 64            $ 85             $  --          (97)          $ 52
                                            ====            ====             =====           ==           ====

NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                               SIX MONTHS ENDED JUNE 30, 2001
                                         --------------------------------------------------------------------------
                                                                             TENNECO
                                                                         AUTOMOTIVE INC.
                                          GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                         SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                         ------------    ------------    ---------------    -------    ------------
                                                                         (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities.........................       $(104)          $ 114             $  (4)         $ --          $  6
                                            -----           -----             -----          ----          ----
INVESTING ACTIVITIES
Net proceeds from the sale of fixed
  assets.............................           2               1                --            --             3
Expenditures for plant, property, and
  equipment..........................         (12)            (35)               --            --           (47)
Investments and other................          (3)             (1)               --            --            (4)
                                            -----           -----             -----          ----          ----
Net cash used by investing
  activities.........................         (13)            (35)               --            --           (48)
                                            -----           -----             -----          ----          ----
FINANCING ACTIVITIES
Issuance of common and treasury
  stock..............................          --              --                 5            --             5
Retirement of long-term debt.........          --              (3)               (5)           --            (8)
Net increase (decrease) in short-term
  debt excluding current maturities
  of long-term debt..................          --              --                76            --            76
Intercompany dividends and net
  increase (decrease) in intercompany
  obligations........................         118             (46)              (72)           --            --
Dividends (common)...................          --              --                --            --            --
                                            -----           -----             -----          ----          ----
Net cash provided (used) by financing
  activities.........................         118             (49)                4            --            73
                                            -----           -----             -----          ----          ----
Effect of foreign exchange rate
  changes on cash and temporary cash
  investments........................          --               4                --            --             4
                                            -----           -----             -----          ----          ----
Increase in cash and temporary cash
  investments........................           1              34                --            --            35
Cash and temporary cash investments,
  January 1..........................           8              27                --            --            35
                                            -----           -----             -----          ----          ----
Cash and temporary cash investments,
  June 30 (Note).....................       $   9           $  61             $  --            --          $ 70
                                            =====           =====             =====          ====          ====

NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

      (The preceding notes are an integral part of the foregoing financial statements.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

NET SALES AND OPERATING REVENUES

                                                                THREE MONTHS
                                                                   ENDED
                                                                  JUNE 30,
                                                                ------------
                                                                2002    2001    CHANGE
                                                                ----    ----    ------
                                                                 (MILLIONS)
North America...............................................    $539    $493       9%
Europe......................................................     321     347      (7)%
Rest of World...............................................      88      85       4%
                                                                ----    ----
                                                                $948    $925       2%
                                                                ====    ====

     Revenues from our North American operations increased $46 million in the second quarter of 2002 compared to last year's second quarter reflecting higher sales generated from both the original equipment and aftermarket businesses. Total North American OE revenues increased 12 percent to $391 million in the second quarter of this year due primarily to increased volumes and catalytic converter revenues that are passed through to our customers. These "pass-through" catalytic converter sales occur when, at the direction of our OE customers, we purchase catalytic converters or components from suppliers, use them in our manufacturing process, and sell them as part of the completed system. OE exhaust revenues were up 12 percent in the quarter. OE ride control revenues increased 11 percent, driven by increased volumes in both the light vehicle and heavy-duty market. Total OE revenues, excluding $90 million of pass through sales, increased 9 percent in the second quarter, while the North American light vehicle production increased approximately 8 percent from the second quarter a year ago. Our revenue increase was greater than the build rate as a result of new platform production, on which we are a supplier, and which was delayed in the first quarter, ramping up and outpacing the overall build rate. Aftermarket revenues for North America were $148 million in the second quarter of 2002, representing an increase of 4 percent compared to the same period in the prior year. Aftermarket ride control revenues increased $5 million in the second quarter, primarily as a result of new customer additions in the second half of last year and the first quarter of 2002. Aftermarket exhaust revenues remained relatively flat with the prior year. We still see a continued market decline in the exhaust business. Price increases implemented in 2001 and a shift toward premium products, primarily in ride control, positively impacted revenues in the second quarter by $3 million. We expect to maintain our majority share of the North American ride control aftermarket, which was 58 percent at the end of the first quarter of 2002.

     Our European segment's revenues decreased $26 million or 7 percent in the second quarter of 2002 compared to last year's second quarter. Overall European OE industry production levels were flat from last year. Our total OE revenues were $231 million for the quarter. OE exhaust revenues declined 14 percent to $182 million from $212 million the prior year. Excluding a $25 million decrease in pass-through sales and a $12 million benefit from currency appreciation, OE exhaust revenues declined 13 percent due primarily to timing issues between several expiring programs and the launch of their successors. OE ride control revenues increased 4 percent to $49 million, from $47 million a year ago. Excluding a $4 million benefit from currency appreciation, OE ride control revenues declined 4 percent. European aftermarket sales were $90 million in the second quarter of this year compared to $88 million in last year's second quarter. Excluding a $7 million benefit from currency appreciation, aftermarket sales were down 6 percent. This decline resulted from the continued decline in exhaust replacement rates due primarily to the increasing use of stainless steel. This decline was partially offset by the launch of Reflex(TM), our premium ride control product, in the second quarter.

     Revenues from our operations in the rest of the world, specifically South America, Australia and Asia, increased $3 million to $88 million in the second quarter of 2002 as compared to $85 million in the prior year. Asia revenues increased by $8 million primarily driven by pass-through sales to OE customers. The continued poor economic conditions in South America led to $9 million decrease in revenues year over year. The net currency impact to our rest of world operations was a $6 million decrease.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

     We reported EBIT of $71 million for the second quarter of 2002, compared to $47 million for the same quarter last year. Reported results include restructuring and other charges and gains that have an effect on comparability of EBIT results between the years. To provide enhanced comparability, we have separately identified these costs, charges and gains by segment in the following table.

                                                                  THREE MONTHS ENDED JUNE 30, 2002
                                                      --------------------------------------------------------
                                                                  RESTRUCTURING       GAIN ON        OPERATING
                                                      REPORTED      AND OTHER      SALE OF YORK,       UNIT
                                                      RESULTS        CHARGES       U.K. FACILITY      RESULTS
                                                      --------    -------------    -------------     ---------
                                                                             (MILLIONS)
North America.....................................      $53            $1               $ --            $54
Europe............................................       11             1                (11)             1
Rest of World.....................................        7            --                 --              7
                                                        ---            --               ----            ---
                                                        $71            $2               $(11)           $62
                                                        ===            ==               ====            ===

                                                                   THREE MONTHS ENDED JUNE 30, 2001
                                                                --------------------------------------
                                                                            RESTRUCTURING    OPERATING
                                                                REPORTED      AND OTHER        UNIT
                                                                RESULTS        CHARGES        RESULTS
                                                                --------    -------------    ---------
                                                                              (MILLIONS)
North America...............................................      $20            $10            $30
Europe......................................................       22             --             22
Rest of World...............................................        5             --              5
                                                                  ---            ---            ---
                                                                  $47            $10            $57
                                                                  ===            ===            ===

     In the preceding table, amounts reported as restructuring and other charges for 2002 include $2 million for other restructuring related costs and expenses, such as relocation and moving costs, that could not be accrued as part of our restructuring reserve. Amounts reported as restructuring and other charges for 2001 include $8 million related to the second quarter 2001 restructuring plan and $2 million for other restructuring related costs and expenses, such as relocation and moving costs, that could not be accrued as part of our restructuring reserve. For further details of these costs and the gain on the sale of our York, U.K. facility shown above, see the sections listed as "Restructuring Charges" and "Liquidity and Capital Resources -- Cash Flows", later in this Management's Discussion and Analysis. The following discussion of EBIT results compares the columns titled "Operating Unit Results" in the table above.

     EBIT for North American operations increased to $54 million in the second quarter 2002 from $30 million one year ago as higher sales volumes in both our OE and aftermarket segments improved our earnings in the second quarter of the year. The elimination of goodwill amortization, discussed later in this Management's Discussion and Analysis under the section "Changes in Accounting Principles", contributed $3 million to the EBIT increase additionally, manufacturing efficiencies and lower spending in selling, general and administrative costs year over year also contributed to OE profitability. The North American aftermarket was primarily driven by strong ride control volumes from both new and existing customers that generated approximately $3 million in increased EBIT in the quarter. Pricing increases instituted in 2001 increased EBIT by $3 million. Manufacturing efficiencies as a result of increased volumes increased also increased EBIT. Increased promotional spending and higher changeover costs to convert new customers recorded as selling, general and administrative expense partially offset these increases.

     Our European segment's EBIT declined to $1 million in the second quarter of 2002 down from $22 million the previous year. Volume decreases and related operating inefficiencies in both the OE and aftermarket operations negatively impacted EBIT by $18 million. European EBIT for the second quarter was also reduced by $1 million due to an increase in reserves for recently identified warranty issues. See "Environmental and Other Matters". The elimination of goodwill amortization partially offset these decreases by $1 million. Currency was not a significant EBIT driver because the positive impact of the strengthening

Euro was offset by negative currency movements relating to our supply chain activity between South Africa and Germany.

     EBIT for the company's operations in the rest of the world increased by $2 million in the second quarter of 2002 compared to the same quarter a year ago. Improved operating performance in South America more than offset the impact of a labor dispute at our Australian emission control facility in late April of 2002.

EBIT AS A PERCENTAGE OF REVENUE

     The following table shows EBIT as a percentage of revenue by segment. The EBIT percentage is calculated after excluding the "restructuring and other charges" and gain on the sale of our York, U.K. facility described previously.

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                                ---------------
                                                                2002       2001
                                                                ----       ----
North America...............................................     10%        6%
Europe......................................................     --%        6%
Rest of World...............................................      8%        6%
       Total Tenneco Automotive.............................      7%        6%

     In North America, EBIT as a percentage of revenue increased by 4 percent. This increase was driven by stronger OE and aftermarket volumes and price increases in the aftermarket. Additionally, manufacturing efficiencies and the elimination of goodwill contributed to the increase. In Europe, EBIT margins declined in the second quarter due primarily to significant decreases in both OE and aftermarket volumes and volume related manufacturing inefficiencies. EBIT as a percentage of revenue for the rest of the world increased two percent in the second quarter of this year as a result of improved operating performance.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $36 million during the second quarter of 2002 compared to $43 million during the same period in 2001. The decrease in total interest expense is due to lower interest rates on our variable interest debt and overall lower debt balances. Capitalized interest for the quarter was $1 million in both 2002 and 2001. See more detailed explanations on our debt structure in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

INCOME TAXES

     Income taxes were a $16 million expense for the quarter ended June 30, 2002, compared to a $1 million expense for the quarter ended June 30, 2001. The effective tax rate was 45 percent for the second quarter of 2002 compared to 25 percent for the second quarter 2001. In 2001, we had a pre-tax book loss. Consequently, non-tax deductible book expenses, primarily goodwill amortization, reduced the overall effective tax rate. In 2002, that goodwill amortization has been eliminated.

EARNINGS PER SHARE

     We reported earnings per diluted common share of $.45 for the quarter ended June 30, 2002, compared to $.06 for the same period of 2001. Included in results for the second quarter 2002 are the negative impacts from expenses related to our restructuring plans of $.02 per share, offset by the gain on the sale of our York, U.K. facility which added $.13 per share. Net, these items increased earnings per diluted common share by $.11. Included in results for the second quarter 2001 are the impacts of a restructuring charge and other restructuring related costs. These items reduced earnings per diluted common share by $.20. You should also read Note 6 in the "Notes to Financial Statements" for more detailed information on earnings per share.

RESTRUCTURING CHARGES

     Over the past several years we have adopted plans to restructure portions of our operations. These plans were approved by the Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. We recorded charges to income for costs related to these plans that do not benefit future activities in the period in which the plans are finalized and approved, while actions necessary to affect these restructuring plans occur over future periods in accordance with established plans.

     In the fourth quarter of 2000, our Board of Directors approved a restructuring plan to reduce administrative and operational overhead costs. We recorded, in the fourth quarter of 2000, a pre-tax charge related to the plan of $46 million, $32 million after tax, or $.92 per diluted common share. Within the statement of income, $13 million of the pre-tax charge is reflected in cost of sales, while $33 million is included in selling, general, and administrative expenses. The charge is comprised of $24 million of severance and related costs for salaried employment reductions worldwide and $22 million for the reduction of manufacturing and distribution capacity in response to long-term market trends. The 2000 plan involved closing a North American aftermarket exhaust distribution facility and a ride control manufacturing plant in our Asian market, as well as the consolidation of some exhaust manufacturing facilities in Europe. In addition, the plan involves the elimination of 700 positions, including temporary employees. We wrote down the assets at the locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that cash proceeds on the sale of these assets will be significant. As of June 30, 2002, 610 employees have been terminated under the 2000 plan primarily in North America and Europe. Additionally, 57 temporary employees have been terminated. All restructuring actions are being completed in accordance with our established plan. We expect to complete all restructuring activities related to this plan by the end of the third quarter of 2002. We are conducting all workforce reductions in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

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

     In the first quarter of 2001, our Board of Directors approved a restructuring plan in response to increasingly difficult industry conditions. On January 31, 2001, we announced plans to eliminate 405 salaried positions worldwide. We recorded pre-tax charges related to this restructuring of $11 million, $8 million after tax, or $.21 per diluted common share. Within the statement of income, $2 million of the pre-tax charge is reflected in cost of sales, while $9 million is included in selling, general, and administrative expenses. These charges are comprised of $8 million for severance and related costs for salaried employment reductions worldwide and $3 million for costs related to closing a testing facility in North America. As of June 30, 2002, we have eliminated 329 positions in connection with the first quarter 2001 plan. We expect to complete these restructuring activities in the third quarter of 2002. We are conducting all workforce reductions in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

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

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, the first phase of a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. The first phase of Project Genesis involves closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The facilities include an aftermarket plant and an aftermarket distribution operation in Europe, an engineering center in Europe, one building at an emissions control plant complex in North America, a technology facility in North America, an exhaust manufacturing facility in North America, and our London-based treasury office. We expect to eliminate 900 employees as a result of these actions. In the fourth quarter of 2001, we recorded pre-tax charges related to Project Genesis of $27 million. Within the statement of income, $23 million of the pre-tax charge is reflected in cost of sales, while $4 million is included in selling, general and administrative expenses. These charges are comprised of $18 million in severance and $9 million for equipment lease cancellation, asset impairment, and other restructuring costs to close the eight facilities. We wrote down the assets at locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We also recorded a pre-tax charge of $4 million in cost of sales related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. The aftermarket parts were written down to their estimated scrap value, less cost to sell. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter for the value mapping and rearrangement of one of our emissions control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $.81 per diluted common share. As of June 30, 2002, we have eliminated 87 positions in connection with the first phase of Project Genesis. We expect to complete all restructuring activities related to the first phase of Project Genesis by early 2003. We are conducting all workforce reductions in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others. In addition to the fourth quarter 2001 charges, we are incurring other costs during 2002 for moving and rearrangement costs related to Project Genesis that could not be accrued as part of the restructuring charge. We estimate these costs will be about $15 million in aggregate, and they are being expensed as they are incurred.

     During the first six months of 2002, we incurred $3 million for other restructuring related costs and expenses such as rearrangement and moving costs that could not be accrued as part of our earlier restructuring reserves.

     When complete, we expect that the series of restructuring actions initiated in the fourth quarter of 2001 will generate annualized savings of $30 million.

     Amounts related to activities that are part of the restructuring plans are as follows:

                                    DECEMBER 31, 2001     2002     CHARGED TO   IMPACT OF   JUNE 30, 2002
                                      RESTRUCTURING       CASH       ASSET      EXCHANGE    RESTRUCTURING
                                         RESERVE        PAYMENTS    ACCOUNTS      RATES        RESERVE
                                    -----------------   --------   ----------   ---------   -------------
                                                                 (MILLIONS)
Severance.........................         $23            $(3)        $--          $1            $21
Asset Impairment..................           4             --          (4)         --             --
Other.............................           6             (1)          2          --              7
                                           ---            ---         ---          --            ---
                                           $33            $(4)        $(2)         $1            $28
                                           ===            ===         ===          ==            ===

     In the second quarter of 2002, we sold a manufacturing facility in the U.K. that we closed in an earlier restructuring plan. Included in Charged to Asset Accounts in the preceding table is an adjustment to the assumptions made in the recording of the U.K. facility's restructuring reserve. The proceeds of $17 million exceeded our original estimates of the market value of the property. Consequently, after the adjustment, we recorded a pre-tax gain of $11 million on the sale in the second quarter. This gain is shown in the income statement as a gain on sale of assets.

     Under the terms of an amendment to our senior credit agreement that took effect on March 13, 2002, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives over the 2002-2004 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. In addition to the announced actions, we continue to evaluate additional opportunities, including additional phases of Project Genesis, to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution, and manufacturing footprint for the future. There can be no assurances however, that we will undertake additional phases of Project Genesis or other additional restructuring actions. Actions that we take, if any, will require the approval of our Board of Directors and, if the costs of the plans exceed the amount previously approved by our senior lenders, could require approval by our senior lenders. See "Liquidity and Capital Resources." We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with worker committees, union representatives and others.

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

     We recognize revenue for sales to our original equipment and aftermarket customers under the terms of our arrangements with those customers, generally at the time of shipment from our plants or distribution centers. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Where we have offered product warranty, we also provide for warranty costs. Those estimates are based upon historical experience and upon specific warranty issues as they arise. We have not experienced any material differences between these estimates and our actual costs.

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At June 30, 2002, we had $7 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels.

     We have a U.S. Federal tax net operating loss carryforward at June 30, 2002, of $489 million, which will expire in varying amounts from 2012 to 2022. The federal tax effect of that NOL is $171 million, and is recorded as an asset on our balance sheet at June 30, 2002. We estimate, based on available evidence, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our US operations and upon strategies available to accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of June 30, 2002, we believe that there has been a significant change in our ownership, but not a majority change, since the 1999 spin-off of Pactiv.

CHANGES IN ACCOUNTING PRINCIPLES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at their fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. We adopted this standard, as amended by SFAS No. 138, effective January 1, 2001 and it did not have a significant impact on our financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142 in January 2002. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. At the end of the second quarter of 2002, the balance of unamortized goodwill was $411 million. Goodwill was amortized at the rate of approximately $17 million each year prior to adopting the new standard. Under the transitional provisions of SFAS No. 142 we have performed step one of a two-step impairment analysis. The fair value of our reporting units used in determining any potential goodwill impairment was computed using the present value of expected future cash flows. As a result of this analysis, we have determined that we will be required to record a charge to reflect an impairment of goodwill associated with certain of these reporting units. The second step of the impairment analysis requires us to allocate the fair value of these reporting units to the assets and liabilities of the reporting units in order to determine if there has been an impairment of the goodwill. Based upon the results of the second step of the analysis, which we expect to complete during the third quarter of 2002, we expect to record an impairment charge of approximately $175 million to $220 million, net of tax. Any impairment loss that results from the analysis will be recorded as a cumulative effect of a change in accounting principles. We will also be required to reflect this charge in our results for the first quarter of 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We will be required to adopt the new standard by January 1, 2003. We are currently evaluating the effect that this statement may have on our financial position and results of operations, but do not believe it will have a material impact.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses recognition, presentation and disclosure of impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business." SFAS No. 144 was effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The impact of adopting SFAS No. 144 did not have a material impact on our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64. Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 makes changes to several areas, including the classification of gains and losses from extinguishment of debt and accounting for certain lease modifications. The statement is effective for fiscal years beginning after May 15, 2002. We will be required to adopt the new statement by January 1, 2003. We do not believe that this statement will have a material impact on our financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 changes the definition of the date at which a liability exists for exit or disposal activities also referred to as restructuring activities. Previously, we recognized a liability for restructuring activities when we committed to a plan of restructuring and announced this plan to the employees. The new statement will generally require that these costs be recognized at a later date and over time, rather than in a single charge. We will be required to apply the new standard prospectively to new exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impact that this new statement may have on our financial position and results of operations.

RESULTS FROM OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

NET SALES AND OPERATING REVENUES

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2002      2001     CHANGE
                                                              -------   -------   ------
                                                                 (MILLIONS)
North America...............................................  $1,006    $  928      8 %
Europe......................................................     593       696     (15)%
Rest of World...............................................     158       165      (4)%
                                                              ------    ------
                                                              $1,757    $1,789      (2)%
                                                              ======    ======

     Revenues from our North American operations increased $78 million in the first six months of 2002 compared to the same period last year reflecting higher sales generated from both the original equipment and aftermarket businesses. Total North American OE revenues increased 9 percent to $732 million in the first six months of the year due primarily to increased catalytic converter revenues that are passed through to our customers. OE exhaust revenues were up 9 percent in the first six months primarily due to increased volumes and high pass-through sales. OE ride control revenues, for the first six months, increased 7 percent, driven by increased volumes in both the light vehicle and heavy-duty market. Total OE revenues, excluding $175 million of pass-through sales, increased 4 percent in the first six months of the year, while North American light vehicle production increased approximately 6 percent from the same period a year ago. In the first quarter our OE revenue was lower than the overall build rate due to timing associated with the retirement of various platforms that were scheduled to be replaced by new platform production that was delayed. In the second quarter our OE revenues were greater than the overall build rate as delayed new platform production ramped up and outpaced the overall build rate. Aftermarket revenues for North America were $274 million in the first six months of 2002, representing an increase of 8 percent compared to the same period in the prior year. Aftermarket ride control revenues increased $23 million in the first six months of the year, primarily as a result of new customer additions in the second half of last year and the first quarter of 2002. Aftermarket exhaust revenues declined 4 percent in the first six months of the year reflecting an overall market decline in the exhaust business. Price increases implemented in 2001 and a shift toward premium products, primarily in ride control, positively impacted revenues by $8 million in the first six months of 2002.

     Our European segment's revenues decreased $103 million or 15 percent in the first six months of 2002 compared to the same period last year. Total OE revenues were $438 million for the first six months of 2002. OE exhaust revenues declined 20 percent to $348 million from $436 million the prior year. Excluding a $66 million decrease in pass-through sales and a $1 million net decrease due to currency devaluation, OE exhaust revenues declined 8 percent. OE ride control revenues decreased to $90 million or 8 percent from $98 million for the first six months of 2002. Excluding a $2 million net benefit from currency appreciation, OE ride control revenues declined 10 percent. Light vehicle production by European OE's was down about 4 percent for the first six months. Our decline was greater than the market primarily due to launch delays and platform retirements. European aftermarket sales were $155 million in the first six months of 2002 compared to $162 million in the same period last year. Excluding a $4 million currency appreciation, aftermarket revenues declined 7 percent. This decline results from the continued decline in exhaust replacement rates due primarily to the increasing use of stainless steel.

     Revenues from our operations in the rest of the world decreased $7 million to $158 million in the first six months of 2002 as compared to $165 million in the prior year. The primary reason for the decrease was currency devaluation in South America of $16 million. This was partially offset by strengthening currency in Australia of $3 million. Additionally, lower aftermarket ride control volumes in our South American operations due to poor economic conditions contributed to the overall decrease. Offsetting these decreases were increased OE revenues at our Asian operations primarily driven by pass-through sales to OE customers.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

     We reported EBIT of $98 million for the first six months of 2002, compared to $53 million for the same period last year. Reported results include restructuring and other charges and gains that have an effect on comparability of EBIT results between the years. To provide enhanced comparability, we have separately identified these costs, charges and gains by segment in the following table.

                                                              SIX MONTHS ENDED JUNE 30, 2002
                                                   -----------------------------------------------------
                                                              RESTRUCTURING      GAIN ON       OPERATING
                                                   REPORTED     AND OTHER     SALE OF YORK,      UNIT
                                                   RESULTS       CHARGES      U.K. FACILITY     RESULTS
                                                   --------   -------------   -------------    ---------
                                                                        (MILLIONS)
North America....................................    $72           $3              $ --           $75
Europe...........................................     16            2               (11)            7
Rest of World....................................     10           --                --            10
                                                     ---           --              ----           ---
                                                     $98           $5              $(11)          $92
                                                     ===           ==              ====           ===

                                                                 SIX MONTHS ENDED JUNE 30, 2001
                                                              ------------------------------------
                                                                         RESTRUCTURING   OPERATING
                                                              REPORTED     AND OTHER       UNIT
                                                              RESULTS       CHARGES       RESULTS
                                                              --------   -------------   ---------
                                                                           (MILLIONS)
North America...............................................    $17           $19           $36
Europe......................................................     30             8            38
Rest of World...............................................      6             3             9
                                                                ---           ---           ---
                                                                $53           $30           $83
                                                                ===           ===           ===

     In the preceding table, amounts reported as restructuring and other charges for 2002 include $3 million for other restructuring related costs and expenses, such as relocation and moving costs, that could not be accrued as part of our restructuring reserve, and $2 million related to costs associated with the amendment of certain terms of our senior credit facility. Amounts reported as restructuring and other charges for 2001 include $19 million related to the first and second quarter 2001 restructuring plans, $3 million for other restructuring related costs and expenses, such as relocation and moving costs, that could not be accrued as part of our restructuring reserve, $6 million for environmental remediation activities, principally in Europe, and $2 million related to costs associated with the amendment of certain terms of our senior credit facility. For further details of these costs and the gain on the sale of our York, U.K. facility see the section listed as "Restructuring Charges" and "Liquidity and Capital Resources -- Cash Flows", later in this Management's Discussion and Analysis. The following discussion of EBIT results compares the columns titled "Operating Unit Results" in the table above.

     EBIT for North American operations increased to $75 million in the first six months of 2002 from $36 million one year ago as higher sales volumes in both our OE and aftermarket segments improved our earnings in the first six months of the year. The elimination of goodwill amortization, discussed later in this Management's Discussion and Analysis under the section "Changes in Accounting Principles", contributed $6 million to the EBIT increase. Additionally, manufacturing efficiencies and lower spending in selling, general and administrative costs year over year contributed to OE profitability. The North American aftermarket was primarily driven by strong ride control volumes from both new and existing customers that generated approximately $12 million in increased EBIT in the first six months. Aftermarket pricing increases instituted in 2001 increased EBIT by $8 million. Manufacturing efficiencies as a result of higher volumes contributed $3 million in EBIT. Increased promotional spending and higher changeover costs to convert new customers recorded as selling, general and administrative expense partially offset these increases by $8 million.

     Our European segment's EBIT declined to $7 million in the first six months of 2002 down from $38 million the previous year. Volume decreases and related operating inefficiencies in both the OE and aftermarket operations negatively impacted EBIT by $22 million. European EBIT was also reduced by $1 million due to an increase in reserves for recently identified warranty issues. See "Environmental and Other Matters". Partially offsetting these decreases was the elimination of goodwill amortization and lower selling, general and administrative overhead costs.

     EBIT for the company's operations in the rest of the world increased by $1 million in the first half of 2002 compared to the same period one year ago. Improved operating performance in South America was the primary reason for the increase. EBIT for our Asian and Australian operations remained flat year over year.

EBIT AS A PERCENTAGE OF REVENUE

     The following table shows EBIT as a percentage of revenue by segment. The EBIT percentage is calculated after excluding the "restructuring and other charges" and gain on the sale of our York, U.K. facility described previously.

                                                               SIX MONTHS
                                                                  ENDED
                                                                JUNE 30,
                                                               -----------
                                                               2002   2001
                                                               ----   ----
North America...............................................     7%     4%
Europe......................................................     1%     5%
Rest of World...............................................     6%     5%
       Total Tenneco Automotive.............................     5%     5%

     In North America, EBIT as a percentage of revenue increased by 3 percent for the first six months of 2002. Stronger volumes in both OE and aftermarket drove this increase. Price increases in the aftermarket also contributed to the increase. Additionally, manufacturing efficiencies and the elimination of goodwill contributed to the increase. In Europe, EBIT margins declined in the first six months due to significant decreases in both OE and aftermarket volumes. Also contributing to the decline were volume related manufacturing inefficiencies. EBIT as a percentage of revenue for the rest of the world increased one percent in the first half of 2002 as a result of improved operating performance.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $72 million during the six months ended June 30, 2002, compared to $90 million during the same period in 2001. The decrease in total interest expense is due to lower interest rates on our variable debt and overall lower debt balances. Capitalized interest for the first six months was $2 million in both 2002 and 2001. See more detailed explanations on our debt structure in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

INCOME TAXES

     Income taxes were an $8 million expense for the first six months of 2002, compared to a $9 million benefit for the same period in 2001. The first six months benefit included a $4 million tax benefit related to lower-than-expected costs for withholding taxes related to our foreign operations. The lower cost of tax withholding for the first half of 2002 tax repatriation transaction resulted from an amendment to our bank agreement allowing a more tax efficient transaction to be completed. The effective tax rate before this adjustment was 43 percent for the first six months of 2002 compared to 25 percent for the same period in 2001. In 2001, we had a pre-tax book loss. Consequently, non-tax deductible book expenses, primarily goodwill amortization reduced the overall effective tax rate. In 2002, that goodwill amortization has been eliminated.

EARNINGS PER SHARE

     We reported earnings per diluted common share of $.41 for the first six months of 2002, compared to a loss of $.77 for the same period in 2001. Included in results for the first half of 2002 are the negative impacts from expenses related to our restructuring plans and the costs related to the amendment of certain terms of the senior credit facility, offset by the gain on the sale of our York, U.K. facility and the tax benefit related to lower-than-expected costs for withholding taxes. Net, these items improved earnings per diluted common share by $.16. Included in results for the first half of 2001 are the impacts from charges related to our restructuring plans, environmental remediation activities and the costs related to the amendment of certain terms of the senior credit facility. These items reduced earnings per diluted common share by $.60. You should also read Note 6 in the "Notes to Financial Statements" for more detailed information on earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001       % CHANGE
                                                              --------   ------------   --------
                                                                    (MILLIONS)
Short term debt and current maturities......................   $  160       $  191        (16)%
Long term debt..............................................    1,261        1,324         (5)
                                                               ------       ------
Total debt..................................................    1,421        1,515         (6)
                                                               ------       ------
Total minority interest.....................................       16           15          7
Common shareholders' equity.................................      110           74         49
                                                               ------       ------
Total capitalization........................................   $1,547       $1,604         (4)
                                                               ======       ======

     The year-to-date increase in shareholders' equity results from the translation of foreign balance sheets into U.S. dollars, where the dollar decline resulted in translation adjustments of $13 million, an increase in the fair market value of interest rate swaps of $5 million and our recorded net income of $17 million. The $13 million translation adjustment included $43 million from the strengthening of European currencies against the dollar offset by a $30 million decrease from the continued devaluation of the Argentine Peso.

     Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries as well as our revolving credit facility, decreased by $31 million during the first six months of 2002. This decrease resulted from a decrease in borrowings of $67 million during the first six months of 2002 under our revolving credit facility and a $5 million decrease in our foreign subsidiaries' borrowings. The decrease was partially offset by a $40 million increase in the amount of long-term debt that will mature in one year or less. The borrowings outstanding under our revolving credit facility as of June 30, 2002 were $1 million and were $68 million as of December 31, 2001. The decline in long-term debt represents amounts due during the next year. We did not issue any long-term debt during 2002.

     Our financing arrangements are primarily provided by a $1.325 billion at June 30, 2002, committed senior secured financing arrangement with a syndicate of banks and other financial institutions. We entered into an agreement to amend this facility on October 20, 2000 to (i) relax the financial covenant ratios beginning in the fourth quarter of 2000, (ii) exclude up to $80 million of cash charges and expenses related to cost reduction initiatives from the calculation of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") used in our financial covenant ratios through 2001 and (iii) make certain other technical changes. In exchange for these amendments, we agreed to certain interest rate increases, lowered our capital expenditure limits and paid an aggregate fee of about $3 million.

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

     The senior secured credit facility, as amended on March 13, 2002, consists of: (i) a $450 million revolving credit facility with a final maturity date of November 4, 2005; (ii) a $338 million term loan with a final maturity date of November 4, 2005; (iii) a $269 million term loan with a final maturity date of November 4, 2007; and (iv) a $269 million term loan with a final maturity date of May 4, 2008. Quarterly principal repayment installments on each term loan began October 1, 2001. Borrowings under the facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 350 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 400 basis points for the term loan maturing November 4, 2007 and 425 basis points for the term loan maturing May 4, 2008; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 75 basis points, plus a margin of 250 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 300 basis points for the term loan maturing November 4, 2007 and 325 basis points for the term loan maturing May 4, 2008. We also pay a commitment fee of 50 basis points on the unused portion of the revolving credit facility. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and the term loan maturing November 4, 2005 and fees paid on letters of credit issued under our revolving credit facility are subject to adjustment based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. Our consolidated leverage ratio fell below 4.50 as of June 30, 2002; therefore, the interest margins for borrowings under our revolving credit facility and on our term loan maturing November 4, 2005, and fees paid on letters of credit issued under our revolving credit facility will be reduced by 25 basis points in the third quarter. As a result, interest expense is expected to decrease by approximately $1 million annually before taxes. Our senior secured credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

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

                                                                     QUARTER ENDING
                                                   ---------------------------------------------------
                                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                     2002        2002         2002            2002
                                                   ---------   --------   -------------   ------------
Leverage Ratio (maximum).........................    5.75        5.75         5.75            5.75
Interest Coverage Ratio (minimum)................    1.60        1.65         1.65            1.65
Fixed Charge Coverage Ratio (minimum)............    0.75        0.70         0.70            0.75

                                                                     QUARTER ENDING
                                                   ---------------------------------------------------
                                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                     2003        2003         2003            2003
                                                   ---------   --------   -------------   ------------
Leverage Ratio (maximum).........................    5.75        5.50         5.25            5.00
Interest Coverage Ratio (minimum)................    1.65        1.75         1.80            1.95
Fixed Charge Coverage Ratio (minimum)............    0.80        0.90         0.95            1.00

                                                           QUARTER ENDING
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           2004        2004         2004            2004       2005-2008
                                         ---------   --------   -------------   ------------   ---------
Leverage Ratio (maximum)...............    4.75        4.50         4.25            4.00         3.50
Interest Coverage Ratio (minimum)......    2.10        2.20         2.25            2.35         3.00
Fixed Charge Coverage Ratio
  (minimum)............................    1.15        1.25         1.35            1.45         1.75

     For the quarter ended June 30, 2002, the consolidated leverage ratio was 4.24, the interest coverage ratio was 2.14, and the fixed charge coverage ratio was 1.30. For the quarter ended March 31, 2002, the consolidated leverage ratio was 4.72, the interest coverage ratio was 1.94, and the fixed charge coverage ratio was 1.17.

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions described above); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends; (vii) mergers and consolidations; and (viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of June 30, 2002, we were in compliance with the financial covenants and operational restrictions.

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

     In addition to our senior credit facility and senior subordinated notes, we also sell some of our account receivables. In North America, we have a $100 million accounts receivable securitization program with a commercial bank. We sell original equipment and aftermarket receivables on a daily basis under this program. At June 30, 2002, we had sold $85 million of account receivables under this program. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. This program carries a one-year renewable term ending in October 2002. We previously renewed the program in October 2001. We also sell some receivables in our European operations to regional banks in Europe. At June 30, 2002, we had sold $55 million of accounts receivable in Europe. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreement would increase.

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

CONTRACTUAL OBLIGATIONS

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments are shown in the following table:

                                                             PAYMENTS DUE IN:
                                            --------------------------------------------------
                                                                               BEYOND
                                            2002   2003   2004   2005   2006    2006    TOTAL
                                            ----   ----   ----   ----   ----   ------   ------
                                                                (MILLIONS)
Obligations:
Revolver borrowings.......................  $  1   $ --   $ --   $ --   $--    $   --   $    1
Senior long-term debt.....................    87     93     94     92     7       502      875
Long-term notes...........................    11      1     --      1    --         4       17
Capital leases............................     1      1      1      1     1        11       16
Subordinated long-term debt...............    --     --     --     --    --       500      500
Short-term debt...........................    12     --     --     --    --        --       12
                                            ----   ----   ----   ----   ---    ------   ------
  Debt and Capital lease obligations......   112     95     95     94     8     1,017    1,421
Operating leases..........................    15     14     12     10     5        14       70
                                            ----   ----   ----   ----   ---    ------   ------
Total Payments............................  $127   $109   $107   $104   $13    $1,031   $1,491
                                            ====   ====   ====   ====   ===    ======   ======

     If we do not maintain compliance with the terms of our senior credit facility and senior subordinated debt indenture described above, all amounts under those arrangements could, automatically or at the option of the lenders become due. Additionally, each of those facilities contains provisions that certain events of default under one facility will constitute default under the other facility, allowing the acceleration of all amounts due. We currently expect to maintain compliance with terms of all of our various credit agreements for the foreseeable future.

     We have also guaranteed payment and performance of approximately $11 million of obligations at June 30, 2002, compared to $9 million at June 30, 2001. These guarantees are primarily related to performance of lease obligations by a former affiliate.

DIVIDENDS ON COMMON STOCK

     On January 10, 2001, we announced that our Board of Directors had eliminated the quarterly dividend on our common stock. The board took the action in response to current industry conditions, significantly greater than anticipated production volume reductions by original equipment manufacturers, and continued softness in the global light vehicle aftermarket.

CASH FLOWS

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                                ---------------
                                                                2002       2001
                                                                ----       ----
                                                                  (MILLIONS)
Cash provided (used) by:
  Operating activities......................................    $124       $  6
  Investing activities......................................     (21)       (48)
  Financing activities......................................     (96)        73

OPERATING ACTIVITIES

     For the six months ended June 30, 2002, cash flows provided from operating activities were $124 million compared to $6 million in the same period last year. Higher earnings for the first six months of 2002 were a key driver to the increase in cash provided. In addition, we generated $59 million in cash from working capital during the first half of 2002, compared to the first half of 2001 when working capital required $29 million in cash as we prepared for our peak selling period. This reflects our continued focus on improving working capital balances. This $88 million improvement was primarily achieved through better management of our payables. At the end of 2001, we reduced payables balances by taking advantage of early payment discounts available from suppliers in Europe. During 2002 we returned to paying on terms which increased payables balances and also improved working capital. Additionally in June we received a payment from an OE customer for the reimbursement of expenses related to a cancelled platform. Of the total cash payment, $11 million was recorded in operating activities and the remaining balance was recorded in investing activities.

     In June 2001, we entered into arrangements with two major OE customers in North America under which, in exchange for a discount that is less than our marginal borrowing cost, payments for product sales are made earlier than otherwise required under existing payment terms. These arrangements reduced accounts receivable by $50 million and $8 million as of June 30, 2002 and 2001, respectfully. At December 31, 2001, these arrangements reduced accounts receivable by $34 million. During the first six months of 2002, we received $16 million in cash from these arrangements. These arrangements can be cancelled at any time.

INVESTING ACTIVITIES

     Cash used for investing activities was $27 million lower in the first six months of 2002 compared to the same period a year ago due primarily to $17 million proceeds from the sale of our York, U.K. facility. Also contributing was a $19 million settlement from an OE customer for reimbursement of expenses related to a cancelled platform. Capital expenditures were $52 million in the first six months of 2002, up from $47 million in the same period last year.

FINANCING ACTIVITIES

     Cash used for financing activities was $96 million in the first six months of 2002 compared to $73 million of cash provided in the same period of 2001. The decrease in the first six months of this year is attributable to lower short-term borrowings during the period of $67 million. Additionally, we made principal payments of $24 million on our senior credit facility during the first six months of 2002.

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

     Under the terms of our senior credit facility agreement, we were required to hedge our exposure to floating interest rates by April 2000 so that at least 50 percent of our long-term debt was fixed for a period of at least three years. In February 2000, we hedged $250 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. In April 2000, we hedged an additional $50 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. The hedges that we executed fully satisfied the interest rate hedging requirement of the senior credit facility agreement. On June 30, 2002, we had $505 million in long-term debt obligations that have fixed interest rates until at least June 30, 2003, and $756 million in long-term debt obligations that have interest rates subject to change prior to June 30, 2003 based on prevailing market interest rates.

     We estimate that the fair value of our long-term debt at June 30, 2002 was about 92 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $6 million after tax.

OUTLOOK

     North America light vehicle production has continued at a relatively strong pace for the first half of 2002. Manufacturer incentives have kept consumer purchases higher than estimates at the beginning of the year, lowering vehicle inventories. Consequently, current estimates for the 2002 North America light vehicle build rate range from 16.1 million units to 16.3 million units. However, we remain cautious regarding second half volumes due to continuing uncertain economic conditions in the U.S. and uncertainty about the willingness of the original equipment manufacturers to continue to support consumer automobile sales through incentives. Production of heavy duty trucks has also been strong during the first half of 2002. We believe, however, that the pending implementation of new emissions standards in October 2002 has caused operators to pull forward their truck purchases into the first three quarters of 2002. We believe these advance purchases will reduce sales of heavy duty trucks in the fourth quarter of this year and potentially into 2003, as well. In Europe, uncertain economic conditions have contributed to declining car sales, reducing first half production. Additionally, several platforms for which we provide parts have reached the end of their production, and replacement platforms have been slow to launch. These issues combined have significantly reduced our volumes in Europe, particularly in the emissions control business. While we expect that product launches will ramp up, offsetting part of this decline, we expect production to be below last year in Europe. Further, the economic problems in Argentina and uncertainty in Brazil are likely to result in lower sales in that region of the world.

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

     As of June 30, 2002, we continue to be designated as a potentially responsible party in two Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $15 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision, as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

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

     As previously discussed, from time to time we are subject to product warranty claims whereby we are required to bear costs of repair or replacement of certain of our products. Warranty claims may range from individual customer claims to full recalls of all products in the field. In the second quarter 2002, based on currently available facts and data, we increased our warranty reserve in the amount of $1 million for recently identified warranty issues. We are continuing to investigate, and pursue commercial and other resolutions of these issues. We presently believe that it is reasonably possible that we could incur additional costs and charges related to these issues after the second quarter in amounts that could be material to our income statement in the periods when we are required to record the costs and charges. We cannot predict with certainty the ultimate amount or timing of any such future costs or charges. However, we believe that these amounts will not be material to our consolidated financial position or impact our ability to meet our debt covenants.

     We also from time to time are involved in legal proceedings or claims that are incidental to the operation of our businesses. Some of these proceedings or claims allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, asbestos exposure, or other product liability related matters), employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to vigorously defend ourself against all of these claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our consolidated financial condition or results of operations.

     During the second quarter of 2002, we reached an agreement with an OE customer to recover our investment in development costs and related equipment, as well as amounts owed to some of our suppliers, for a platform cancelled by the customer. We collected $30 million, net of the amounts we owed to suppliers, during the second quarter pursuant to this agreement. The agreement had no effect on our results of operations.

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, participants may elect to defer up to 16 percent of their salary each year through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. Through December 31, 2001, we matched qualified contributions with a contribution of 75 percent of each employee's contribution up to 8 percent of the employee's salary. Beginning January 1, 2002, this match was reduced to 50 percent of each employee's contribution up to 8 percent of the employee's salary. These matching contributions were made in company stock through December 31, 2001 and in cash starting January 1, 2002. All contributions vest immediately. We recorded expense for these matching contributions of approximately $3 million and $5 million for the three months ended June 30, 2002 and 2001 respectively.

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

  Election of Directors

                                                         VOTES FOR     VOTES WITHHELD
                                                         ----------    --------------
M. Kathryn Eichhoff..................................    31,640,397        764,583
Mark P. Frissora.....................................    31,637,447        767,533
Frank Macher.........................................    31,704,886        700,094
Sir David Plastow....................................    31,611,584        793,396
Roger Porter.........................................    31,705,775        699,205
David B. Price, Jr...................................    31,723,382        681,598
Dennis Severance.....................................    31,705,247        699,733
Paul Stecko..........................................    31,369,424      1,035,556

  Approval of Tenneco Automotive Inc. 2002 Long-Term Incentive Plan

VOTES FOR    VOTES AGAINST   VOTES ABSTAIN
---------    -------------   -------------
28,455,776     3,636,449        312,755

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.  The exhibits filed with this report are listed on the
Exhibit Index following the signature page of this report, which is incorporated herein by reference.

     (b) Reports on Form 8-K. We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2002:

Current Report on Form 8-K dated April 23, 2002, including pursuant to Item 5 certain information pertaining to the results of our operations for the first quarter 2002.

Current Report on Form 8-K dated May 16, 2002, as amended, including pursuant to
Item 5 certain information pertaining to the change in our certifying public accountants, from Arthur Andersen LLP to Deloitte & Touche LLP.

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

                                          TENNECO AUTOMOTIVE INC.

                                          By:     /s/ MARK A. MCCOLLUM
                                            ------------------------------------
                                                      Mark A. McCollum
                                                 Senior Vice President and
                                                  Chief Financial Officer

Dated: August 14, 2002

                               INDEX TO EXHIBITS
                                       TO
                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 2002

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
  2        --   None.
  3.1(a)   --   Restated Certificate of Incorporation of the registrant
                dated December 11, 1996 (incorporated herein by reference
                from Exhibit 3.1(a) of the registrant's Annual Report on
                Form 10-K for the year ended December 31, 1997, File No.
                1-12387).
  3.1(b)   --   Certificate of Amendment, dated December 11, 1996
                (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1997, File No. 1-12387).
  3.1(c)   --   Certificate of Ownership and Merger, dated July 8, 1997
                (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1997, File No. 1-12387).
  3.1(d)   --   Certificate of Designation of Series B Junior Participating
                Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1998, File No. 1-12387).
  3.1(e)   --   Certificate of Elimination of the Series A Participating
                Junior Preferred Stock of the registrant dated September 11,
                1998 (incorporated herein by reference from Exhibit 3.1(e)
                of the registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1998, File No. 1-12387).
  3.1(f)   --   Certificate of Amendment to Restated Certificate of
                Incorporation of the registrant dated November 5, 1999
                (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(g)   --   Certificate of Amendment to Restated Certificate of
                Incorporation of the registrant dated November 5, 1999
                (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(h)   --   Certificate of Ownership and Merger merging Tenneco
                Automotive Merger Sub Inc. with and into the registrant,
                dated November 5, 1999 (incorporated herein by reference
                from Exhibit 3.1(h) of the registrant's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1999, File No.
                1-12387).
  3.1(i)   --   Certificate of Amendment to Restated Certificate of
                Incorporation of the registrant dated May 9, 2000
                (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
  3.2      --   By-laws of the registrant, as amended March 14, 2000
                (incorporated herein by reference from Exhibit 3.2(a) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1999, File No. 1-12387).
  3.3      --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                ("Global"), as amended (incorporated herein by reference to
                Exhibit 3.3 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.4      --   By-laws of Global (incorporated herein by reference to
                Exhibit 3.4 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.5      --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                (incorporated herein by reference to Exhibit 3.5 to the
                registrant's Registration Statement on Form S-4, Reg. No.
                333-93757).
  3.6      --   By-laws of TMC (incorporated herein by reference to Exhibit
                3.6 to the registrant's Registration Statement on Form S-4,
                Reg. No. 333-93757).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
  3.7      --   Amended and Restate Certificate of Incorporation of Tenneco
                International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
  3.8      --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
  3.9      --   Certificate of Incorporation of Clevite Industries Inc.
                ("Clevite"), as amended (incorporated herein by reference to
                Exhibit 3.9 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.10     --   By-laws of Clevite (incorporated herein by reference to
                Exhibit 3.10 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.11     --   Amended and Restated Certificate of Incorporation of the
                Pullman Company ("Pullman") (incorporated herein by
                reference to Exhibit 3.11 to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
  3.12     --   By-laws of Pullman (incorporated herein by reference to
                Exhibit 3.12 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.13     --   Certificate of Incorporation of Tenneco Automotive Operating
                Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
  3.14     --   By-laws of Operating (incorporated herein by reference to
                Exhibit 3.14 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  4.1(a)   --   Rights Agreement dated as of September 8, 1998, by and
                between the registrant and First Chicago Trust Company of
                New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                8-K dated September 24, 1998, File No. 1-12387).
  4.1(b)   --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1(b) of the registrant's Annual
                Report on Form 10-K for the year ended December 31, 1999,
                File No. 1-12387).
  4.1(c)   --   Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from
                Exhibit 4.1(b) of the registrant's Post-Effective Amendment
                No. 3 dated February 26, 2001, to its Registration Statement on Form 8-A dated September 17, 1998).
  4.2(a)   --   Indenture, dated as of November 1, 1996, between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.1 of the
                registrant's Registration Statement on Form S-4,
                Registration No. 333-14003).
  4.2(b)   --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                herein by reference from Exhibit 4.3(b) of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
  4.2(c)   --   Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).
  4.2(d)   --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
  4.2(e)   --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).
  4.2(f)   --   Fifth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(f) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).
  4.2(g)   --   Eighth Supplemental Indenture, dated as of April 28, 1997, to Indenture, dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.1 of the
                registrant's Current Report on Form 8-K dated April 23,
                1997, File No. 1-12387).
  4.2(h)   --   Ninth Supplemental Indenture, dated as of April 28, 1997, to
                Indenture, dated as of November 1, 1996, between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.2 of the
                registrant's Current Report on Form 8-K dated April 23,
                1997, File No. 1-12387).
  4.2(i)   --   Tenth Supplemental Indenture, dated as of July 16, 1997, to
                Indenture, dated as of November 1, 1996, between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.1 of the
                registrant's Current Report on Form 8-K dated June 11, 1997,
                File No. 1-12387).
  4.2(j)   --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                Indenture dated November 1, 1996 between The Chase Manhattan
                Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Annual
                Report on Form 10-K for the year ended December 31, 1999,
                File No. 1-12387).
  4.3      --   Specimen stock certificate for Tenneco Automotive Inc.
                common stock (incorporated herein by reference from Exhibit
                4.3 of the registrant's Quarterly Report on Form 10-Q for
                the quarter ended September 30, 1999, File No. 1-12387).
  4.4(a)   --   Indenture dated October 14, 1999 by and between the
                registrant and The Bank of New York, as trustee
                (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  4.4(b)   --   Supplemental Indenture dated November 4, 1999 among Tenneco
                Automotive Operating Subsidiary Inc. (formerly Tenneco
                Automotive Inc.), Tenneco International Holding Corp.,
                Tenneco Global Holdings Inc., the Pullman Company and
                Clevite Industries Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference from Exhibit
                4.4(b) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  4.4(c)   --   Subsidiary Guarantee dated as of October 14, 1999 from
                Tenneco Automotive Operating Subsidiary Inc. (formerly
                Tenneco Automotive Inc.), Tenneco International Holding
                Corp., Tenneco Global Holdings Inc., the Pullman Company,
                Clevite Industries Inc. and TMC Texas Inc. in favor of The
                Bank of New York, as trustee (incorporated herein by
                reference to Exhibit 4.4(c) to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
  4.5(a)   --   Credit Agreement, dated as of September 30, 1999, among the registrant, the Lenders named therein, Commerzbank and Bank of America, N.A., Citicorp USA, Inc. and The Chase Manhattan
                Bank (incorporated herein by reference from Exhibit 4.5(a)
                of the registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1999, File No. 1-12387).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
  4.5(b)   --   First Amendment to the Credit Agreement, dated October 20,
                2000, among the registrant, The Chase Manhattan Bank and
                Citicorp USA, Inc. (incorporated herein by reference from
                Exhibit 4.1 to the registrant's Current Report on Form 8-K dated October 24, 2000, File No. 1-12387).
  4.5(c)   --   Second Amendment to Credit Agreement, dated as of March 22,
                2001, among the registrant, the lenders party thereto and
                the Chase Manhattan Bank (incorporated by reference from
                Exhibit 4.1 to the registrant's current report on Form 8-K dated March 22, 2001, File No. 1-12387)
  4.5(d)   --   Third Amendment to Credit Agreement, dated as of March 13,
                2002, among the registrant, JP Morgan Chase Bank as
                administrative agent and the lenders named herein
                (incorporated by reference from Exhibit 4.1 to the
                registrant's current report on Form 8-K dated March 13,
                2002, file No. 1-12387)
 10.1      --   Distribution Agreement, dated November 1, 1996, by and among
                El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
                10, File No. 1-12387).
 10.2      --   Amendment No. 1 to Distribution Agreement, dated as of
                December 11, 1996, by and among El Paso Tennessee Pipeline
                Co. (formerly Tenneco Inc.), the registrant, and Newport
                News Shipbuilding Inc. (incorporated herein by reference
                from Exhibit 10.2 of the registrant's Annual Report on Form
                10-K for the year ended December 31, 1996, File No.
                1-12387).
 10.3      --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                Tenneco Inc.), the registrant, and Newport News Shipbuilding
                Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year
                ended December 31, 1996, File No. 1-12387).
 10.4      --   Benefits Agreement, dated December 11, 1996, by and among El
                Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
 10.5      --   Insurance Agreement, dated December 11, 1996, by and among
                El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
 10.6      --   Tax Sharing Agreement, dated December 11, 1996, by and among
                El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                Newport News Shipbuilding Inc., the registrant, and El Paso
                Natural Gas Company (incorporated herein by reference from
                Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
 10.7      --   First Amendment to Tax Sharing Agreement, dated as of
                December 11, 1996, among El Paso Tennessee Pipeline Co.
                (formerly Tenneco Inc.), the registrant and Newport News
                Shipbuilding Inc. (incorporated herein by reference from
                Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
 10.8      --   Tenneco Automotive Inc. Executive Incentive Compensation
                Plan (incorporated herein by reference from Exhibit 10.8 of the registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1999, File No. 1-12387).
 10.9      --   Tenneco Automotive Inc. Change of Control Severance Benefits
                Plan for Key Executives (incorporated herein by reference
                from Exhibit 10.13 of the registrant's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1999, File No.
                1-12387).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 10.10     --   Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                Registration Statement on Form S-4, Reg. No. 333-93757).
 10.11     --   Tenneco Automotive Inc. Key Executive Pension Plan
                (incorporated herein by reference from Exhibit 10.15 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
 10.12     --   Tenneco Automotive Inc. Deferred Compensation Plan
                (incorporated herein by reference from Exhibit 10.16 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
 10.13     --   Tenneco Automotive Inc. Supplemental Executive Retirement
                Plan (incorporated herein by reference from Exhibit 10.17 of the registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1999, File No. 1-12387).
 10.14     --   Release Agreement dated as of October 18, 1999 by and
                between Dana G. Mead and Tenneco Management Company and
                Modification of Release Agreement dated as of October 18,
                1999 among Dana G. Mead, Tenneco Automotive Inc. and Tenneco
                Management Company (incorporated herein by reference from
                Exhibit 10.18 of the registrant's Quarterly Report on Form
                10-Q for the quarter ended September 30, 1999, File No.
                1-12387).
 10.15     --   Human Resources Agreement by and between Tenneco Automotive
                Inc. and Tenneco Packaging Inc. dated November 4, 1999
                (incorporated herein by reference to Exhibit 99.1 to the
                registrant's Current Report on Form 8-K dated November 4,
                1999, File No. 1-12387).
 10.16     --   Tax Sharing Agreement by and between Tenneco Automotive Inc.
                and Tenneco Packaging Inc. dated November 3, 1999
                (incorporated herein by reference to Exhibit 99.2 to the
                registrant's Current Report on Form 8-K dated November 4,
                1999, File No. 1-12387).
 10.17     --   Amended and Restated Transition Services Agreement by and
                between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                dated as of November 4, 1999 (incorporated herein by
                reference from Exhibit 10.21 of the registrant's Quarterly
                Report on Form 10-Q for the quarter ended September 30,
                1999, File No. 1-12387).
 10.18     --   Assumption Agreement among Tenneco Automotive Operating
                Company Inc., Tenneco International Holding Corp., Tenneco
                Global Holdings Inc., The Pullman Company, Clevite
                Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                and the other Initial Purchasers listed in the Purchase
                Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.20 of the registrant's
                Registration Statement on Form S-4, Reg. No. 333-93757).
 10.19     --   Amendment No. 1 to Change in Control Severance Benefits Plan
                for Key Executives (incorporated herein by reference from
                Exhibit 10.23 to the registrant's Quarterly Report on Form
                10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.20     --   Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from
                Exhibit 10.24 to the registrant's Quarterly Report on Form
                10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.21     --   Letter Agreement dated July 27, 2000 between the registrant and Mark A. McCollum (incorporated herein by reference from
                Exhibit 10.25 to the registrant's Quarterly Report on Form
                10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.22     --   Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 2000, File No.
                1-12387).
 10.23     --   Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference
                from Exhibit 10.28 to the registrant's report on Form 10-K for the year ended December 31, 2000, File No. 1-12387).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 10.24     --   Form of Indemnity Agreement entered into between the
                registrant and the following directors of the registrant:
                Paul Stecko, M. Kathryn Eickhoff and Dennis Severance
                (incorporated herein by reference from Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).
 10.25     --   Mark P. Frissora Special Appendix under Tenneco Automotive
                Inc. Supplemental Executive Retirement Plan (incorporated
                herein by reference from Exhibit 10.30 to the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                2000, File No. 1-12387).
 10.26     --   Letter Agreement dated as of June 1, 2001 between the
                registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form
                10-K for the year ended December 31, 2001, File No.
                1-12387).
*10.27     --   Tenneco Automotive Inc. 2002 Long-term Incentive Plan
 11        --   None.
*12        --   Computation of Ratio of Earnings to Fixed Charges.
*15        --   Letter Regarding Unaudited Interim Financial Information.
 18        --   None.
 19        --   None.
 22        --   None.
 23        --   None.
 24        --   None.
 99        --   None.

---------------
* Filed herewith