Form 10-Q
period 2002-09-30
TENNECO AUTOMOTIVE INC
filed 2002-11-14
CIK 1024725

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

          For the Quarterly Period Ended September 30, 2002

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

     Common Stock, par value $.01 per share: 41,359,017 shares as of October 31, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                  PAGE
                                                                  ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Tenneco Automotive Inc. and Consolidated Subsidiaries--
       Report of Independent Public Accountants.............        4
       Statements of Income (Loss)..........................        5
       Balance Sheets.......................................        6
       Statements of Cash Flows.............................        7
       Statements of Changes in Shareholders' Equity........        8
       Statements of Comprehensive Income (Loss)............        9
       Notes to Consolidated Financial Statements...........       10
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............       26
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................       43
  Item 4. Controls and Procedures...........................       43
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings.................................        *
  Item 2. Changes in Securities and Use of Proceeds.........        *
  Item 3. Defaults Upon Senior Securities...................        *
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................        *
  Item 5. Other Information.................................       44
  Item 6. Exhibits and Reports on Form 8-K..................       44

---------------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q contains forward-looking statements regarding, among other things, our prospects and business strategies. The words "may," "will," "believes," "should," "could," "plans," "expects," "anticipate," "intends," "estimates," "goal," and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

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

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        INDEPENDENT ACCOUNTANTS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TENNECO AUTOMOTIVE INC.

     We have reviewed the accompanying consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of September 30, 2002, and the related consolidated statements of income (loss) and comprehensive income (loss) for the three-month and nine-month periods then ended, and the consolidated statements of cash flows and changes in shareholders' equity for the nine-month period ended September 30, 2002. These financial statements are the responsibility of Tenneco Automotive Inc.'s management.

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

     The accompanying financial information as of December 31, 2001, and for the three- and nine-month periods ended September 30, 2001, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

DELOITTE & TOUCHE LLP
Chicago, Illinois
October 21, 2002

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                              --------------------------    --------------------------
                                                 2002           2001           2002           2001
                                                 ----           ----           ----           ----
                                                   (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues........    $       856    $       817    $     2,613    $     2,606
                                              -----------    -----------    -----------    -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation
     shown below).........................            675            638          2,058          2,076
  Engineering, research, and
     development..........................             13             11             35             36
  Selling, general, and administrative....             90             91            285            287
  Depreciation and amortization of other
     intangibles..........................             35             35            104            103
  Amortization of goodwill................             --              4             --             12
                                              -----------    -----------    -----------    -----------
                                                      813            779          2,482          2,514
                                              -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
  Gain on sale of assets..................             --             --             11             --
  Gain (loss) on sale of receivables......             (1)            (1)            (2)            (4)
  Other income (loss).....................             (2)            --             (2)             2
                                              -----------    -----------    -----------    -----------
                                                       (3)            (1)             7             (2)
                                              -----------    -----------    -----------    -----------
INCOME BEFORE INTEREST EXPENSE, INCOME
  TAXES, AND MINORITY INTEREST............             40             37            138             90
  Interest expense (net of interest
     capitalized).........................             36             42            108            132
  Income tax expense (benefit)............             (2)            (3)             6            (12)
  Minority interest.......................              1             --              2              1
                                              -----------    -----------    -----------    -----------
NET INCOME (LOSS).........................    $         5    $        (2)   $        22    $       (31)
                                              ===========    ===========    ===========    ===========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding
  Basic...................................     39,757,926     38,065,590     39,752,668     37,343,303
  Diluted.................................     41,983,632     38,247,202     41,659,189     37,503,759
Earnings (loss) per share of common stock
  Basic...................................    $      0.13    $      (.06)   $       .56    $      (.83)
  Diluted.................................    $      0.13    $      (.06)   $       .53    $      (.83)
PRO FORMA EARNINGS (LOSS) PER SHARE
  EXCLUDING GOODWILL AMORTIZATION (NOTE 4)
Net income (loss).........................    $         5    $         1    $        22    $       (21)
Earnings (loss) per share of common stock
  Basic...................................    $       .13    $       .03    $       .56    $      (.57)
  Diluted.................................    $       .13    $       .03    $       .53    $      (.57)

  The accompanying notes to financial statements are an integral part of these statements of income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES



                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2002             2001
                                                                -------------    ------------
                                                                         (MILLIONS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................       $    46         $    53
  Receivables--
    Customer notes and accounts, net........................           411             380
    Other...................................................            17              15
  Inventories--
    Finished goods..........................................           142             149
    Work in process.........................................            76              69
    Raw materials...........................................            72              71
    Materials and supplies..................................            37              37
  Deferred income taxes.....................................            70              66
  Prepayments and other.....................................           127             101
                                                                   -------         -------
                                                                       998             941
Other assets:
  Long-term notes receivable, net...........................            14              40
  Goodwill..................................................           410             423
  Intangibles, net..........................................            18              18
  Deferred income taxes.....................................           158             128
  Pension assets............................................            42              28
  Other.....................................................           132             136
                                                                   -------         -------
                                                                       774             773
                                                                   -------         -------
Plant, property, and equipment, at cost.....................         1,912           1,835
  Less--Reserves for depreciation and amortization..........           944             868
                                                                   -------         -------
                                                                       968             967
                                                                   -------         -------
                                                                   $ 2,740         $ 2,681
                                                                   =======         =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
    debt)...................................................       $   168         $   191
  Trade payables............................................           499             401
  Accrued taxes.............................................            41              35
  Accrued interest..........................................            38              25
  Accrued liabilities.......................................           164             148
  Other.....................................................            60              76
                                                                   -------         -------
                                                                       970             876
                                                                   -------         -------
Long-term debt..............................................         1,239           1,324
                                                                   -------         -------
Deferred income taxes.......................................           187             166
                                                                   -------         -------
Postretirement benefits.....................................           189             174
                                                                   -------         -------
Deferred credits and other liabilities......................            32              52
                                                                   -------         -------
Minority interest...........................................            17              15
                                                                   -------         -------
Commitments and contingencies
Shareholders' equity:
  Common stock..............................................            --              --
  Premium on common stock and other capital surplus.........         2,749           2,748
  Accumulated other comprehensive loss......................          (366)           (375)
  Retained earnings (accumulated deficit)...................        (2,037)         (2,059)
                                                                   -------         -------
                                                                       346             314
  Less--Shares held as treasury stock, at cost..............           240             240
                                                                   -------         -------
                                                                       106              74
                                                                   -------         -------
                                                                   $ 2,740         $ 2,681
                                                                   =======         =======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                              2002       2001
                                                              ----       ----
                                                                (MILLIONS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $  22      $(31)
Adjustments to reconcile income to cash provided (used) by
  operating activities Depreciation and amortization........    104       115
  Deferred income taxes.....................................    (17)      (28)
  (Gain) loss on sale of assets, net........................     (9)        4
  Changes in components of working capital--
     (Increase) decrease in receivables.....................    (25)        5
     (Increase) decrease in inventories.....................     11        52
     (Increase) decrease in prepayments and other current
      assets................................................    (20)       (9)
     Increase (decrease) in payables........................     76         7
     Increase (decrease) in accrued taxes...................      3         2
     Increase (decrease) in accrued interest................     14        10
     Increase (decrease) in other current liabilities.......     10         6
  Other.....................................................     (1)       16
                                                              -----      ----
Net cash provided by operating activities...................    168       149
                                                              -----      ----
INVESTING ACTIVITIES
Net proceeds from sale of fixed assets......................     20         3
Expenditures for plant, property, and equipment.............    (86)      (74)
Investments and other.......................................     10       (10)
                                                              -----      ----
Net cash used by investing activities.......................    (56)      (81)
                                                              -----      ----
NET CASH PROVIDED BEFORE FINANCING ACTIVITIES...............    112        68
FINANCING ACTIVITIES
Issuance of common and treasury stock.......................     --         8
Issuance of long-term debt..................................      1        --
Retirement of long-term debt................................    (89)       (8)
Net increase (decrease) in short-term debt excluding current
  maturities of long-term debt..............................    (22)      (13)
                                                              -----      ----
Net cash used by financing activities.......................   (110)      (13)
                                                              -----      ----
Effect of foreign exchange rate changes on cash and cash
  equivalents...............................................     (9)        2
                                                              -----      ----
Increase (decrease) in cash and cash equivalents............     (7)       57
Cash and cash equivalents, January 1........................     53        35
                                                              -----      ----
Cash and cash equivalents, September 30 (Note)..............  $  46      $ 92
                                                              =====      ====
Cash paid during the period for interest....................  $  94      $121
Cash paid during the period for income taxes (net of
  refunds)..................................................  $  22      $ 10

NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------------------
                                                            2002                   2001
                                                    --------------------   --------------------
                                                      SHARES     AMOUNT      SHARES     AMOUNT
                                                      ------     ------      ------     ------
                                                          (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1.................................  41,355,074   $    --   37,797,256   $    --
  Issued (Reacquired) pursuant to benefit plans...     (21,965)       --    2,167,417        --
  Stock options exercised.........................      24,073        --           --        --
                                                    ----------   -------   ----------   -------
Balance September 30..............................  41,357,182        --   39,964,673        --
                                                    ==========             ==========
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1.................................                 2,748                  2,738
     Premium on common stock issued pursuant to
       benefit plans..............................                     1                      7
                                                                 -------                -------
Balance September 30..............................                 2,749                  2,745
                                                                 -------                -------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance January 1.................................                  (375)                  (239)
  Other comprehensive income (loss)...............                     9                    (64)
                                                                 -------                -------
Balance September 30..............................                  (366)                  (303)
                                                                 -------                -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1.................................                (2,059)                (1,929)
  Net income (loss)...............................                    22                    (31)
                                                                 -------                -------
Balance September 30..............................                (2,037)                (1,960)
                                                                 -------                -------
LESS--COMMON STOCK HELD AS TREASURY STOCK, AT COST
Balance January 1.................................   1,294,692       240    1,298,498       240
  Shares issued...................................          --        --        3,806        --
                                                    ----------   -------   ----------   -------
Balance September 30..............................   1,294,692       240    1,294,692       240
                                                    ==========   -------   ==========   -------
     Total........................................               $   106                $   242
                                                                 =======                =======

     The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------------------------------------
                                                             2002                            2001
                                                 -----------------------------   -----------------------------
                                                  ACCUMULATED                     ACCUMULATED
                                                     OTHER                           OTHER
                                                 COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                 INCOME (LOSS)   INCOME (LOSS)   INCOME (LOSS)   INCOME (LOSS)
                                                 -------------   -------------   -------------   -------------
                                                                          (MILLIONS)
NET INCOME (LOSS).............................                       $  5                             $(2)
                                                                     ----                             ---
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance July 1..............................       $(303)                          $(300)
    Translation of foreign currency
       statements.............................         (13)           (13)              17             17
                                                     -----                           -----
  Balance September 30........................        (316)                           (283)
                                                     -----                           -----
FAIR VALUE OF INTEREST RATE SWAPS
  Balance July 1..............................       $ (12)                          $ (13)
    Fair value adjustment.....................           4              4               (5)            (5)
                                                     -----                           -----
  Balance September 30........................          (8)                            (18)
                                                     -----                           -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance July 1 and September 30.............         (42)                             (2)
                                                     -----                           -----
Balance September 30..........................       $(366)                          $(303)
                                                     =====           ----            =====            ---
Other comprehensive income (loss).............                         (9)                             12
                                                                     ----                             ---
COMPREHENSIVE INCOME (LOSS)...................                       $ (4)                            $10
                                                                     ====                             ===

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------------------------------------
                                                             2002                            2001
                                                 -----------------------------   -----------------------------
                                                  ACCUMULATED                     ACCUMULATED
                                                     OTHER                           OTHER
                                                 COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                 INCOME (LOSS)   INCOME (LOSS)   INCOME (LOSS)   INCOME (LOSS)
                                                 -------------   -------------   -------------   -------------
                                                                          (MILLIONS)
NET INCOME (LOSS).............................                        $22                            $(31)
                                                                      ---                            ----
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1...........................       $(316)                          $(237)
    Translation of foreign currency
       statements.............................          --             --              (46)           (46)
                                                     -----                           -----
  Balance September 30........................        (316)                           (283)
                                                     -----                           -----
FAIR VALUE OF INTEREST RATE SWAPS
  Balance January 1...........................       $ (17)                          $  --
    Fair value adjustment.....................           9              9              (18)           (18)
                                                     -----                           -----
  Balance September 30........................          (8)                            (18)
                                                     -----                           -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance January 1 and September 30..........         (42)                             (2)
                                                     -----                           -----
Balance September 30..........................       $(366)                          $(303)
                                                     =====            ---            =====           ----
Other comprehensive income (loss).............                          9                             (64)
                                                                      ---                            ----
COMPREHENSIVE INCOME (LOSS)...................                        $31                            $(95)
                                                                      ===                            ====

      The accompanying notes to financial statements are an integral part of these statements of comprehensive income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     (1) As you read the accompanying financial statements and Management's Discussion and Analysis you should also read our Annual Report on Form 10-K for the year ended December 31, 2001.

     In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Tenneco Automotive's financial position, results of operations, cash flows, changes in shareholders' equity, and comprehensive income(loss) for the periods indicated. We have prepared the unaudited interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

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

     In the fourth quarter of 2000, our Board of Directors approved a restructuring plan to reduce administrative and operational overhead costs. We recorded, in the fourth quarter of 2000, a pre-tax charge related to the plan of $46 million, $32 million after tax, or $.92 per diluted common share. Within the statement of income, $13 million of the pre-tax charge is reflected in cost of sales, while $33 million is included in selling, general, and administrative expenses. The charge is comprised of $24 million of severance and related costs for salaried employment reductions worldwide and $22 million for the reduction of manufacturing and distribution capacity in response to long-term market trends. The 2000 plan involved closing a North American aftermarket exhaust distribution facility and a ride control manufacturing plant in our Asian market, as well as the consolidation of some exhaust manufacturing facilities in Europe. In addition, the plan involves the elimination of 700 positions, including temporary employees. We wrote down the assets at the locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that cash proceeds on the sale of these assets will be significant. As of September 30, 2002, 614 employees have been terminated under the 2000 plan primarily in North America and Europe. Additionally, 57 temporary employees have been terminated. All restructuring actions are being completed in accordance with our established plan. We expect to complete all restructuring activities related to this plan by the end of 2002.

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

     In the first quarter of 2001, our Board of Directors approved a restructuring plan in response to increasingly difficult industry conditions. On January 31, 2001, we announced plans to eliminate 405 salaried

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

positions worldwide. We recorded pre-tax charges related to this restructuring of $11 million, $8 million after tax, or $.21 per diluted common share. Within the statement of income, $2 million of the pre-tax charge is reflected in cost of sales, while $9 million is included in selling, general, and administrative expenses. These charges are comprised of $8 million for severance and related costs for salaried employment reductions worldwide and $3 million for costs related to closing a testing facility in North America. As of September 30, 2002, we have eliminated 329 positions in connection with the first quarter 2001 plan. We expect to complete these restructuring activities in the fourth quarter of 2002.

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

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, the first phase of a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. The first phase of Project Genesis involves closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The facilities include an emissions control aftermarket plant and an aftermarket distribution operation in Europe, a ride control plant in Europe, an engineering center in Europe, one building at an emissions control plant complex in North America, a technology facility in North America, an exhaust manufacturing facility in North America, and our London-based treasury office. We expect to eliminate 900 employees as a result of these actions. In the fourth quarter of 2001, we recorded pre-tax charges related to Project Genesis of $27 million. Within the statement of income, $23 million of the pre-tax charge is reflected in cost of sales, while $4 million is included in selling, general and administrative expenses. These charges are comprised of $18 million in severance and $9 million for equipment lease cancellation, asset impairment, and other restructuring costs to close the eight facilities. We wrote down the assets at locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We also recorded a pre-tax charge of $4 million in cost of sales related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. The aftermarket parts were written down to their estimated scrap value, less cost to sell. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter for the value mapping and rearrangement of one of our emissions control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $.81 per diluted common share. As of September 30, 2002, we have eliminated 660 positions in connection with the first phase of Project Genesis. We expect to complete all restructuring activities related to the first phase of Project Genesis in 2003.

     In addition to the fourth quarter 2001 charges, we are incurring other costs during 2002 for moving and rearrangement costs related to Project Genesis that could not be accrued as part of the restructuring charge. During the first nine months of 2002, we have incurred $6 million for these activities. We estimate these costs will be about $3 million in the fourth quarter of 2002, and they are being expensed as they are incurred.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     Amounts related to activities that are part of all the restructuring plans discussed above are as follows:

                                    DECEMBER 31, 2001      2002      CHARGED TO    IMPACT OF    SEPTEMBER 30, 2002
                                      RESTRUCTURING        CASH        ASSET       EXCHANGE       RESTRUCTURING
                                         RESERVE         PAYMENTS     ACCOUNTS       RATES           RESERVE
                                    -----------------    --------    ----------    ---------    ------------------
                                                                      (MILLIONS)
Severance.......................           $23             $(4)         $ --          $  1             $20
Asset Impairment................             4              --            (4)           --              --
Other...........................             6              (2)            2            --               6
                                           ---             ---          ----          ----             ---
                                           $33             $(6)         $ (2)         $  1             $26
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

     As of September 30, 2002, we continue to be designated as a potentially responsible party in two Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $14 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision, as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

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

     As previously discussed, from time to time we are subject to product warranty claims whereby we are required to bear costs of repair or replacement of certain of our products. Warranty claims may range from individual customer claims to full recalls of all products in the field. In the second quarter 2002, based on available facts and data at the time, we increased our warranty reserve in the amount of $1 million for recently identified warranty issues. We are continuing to investigate and pursue commercial and other resolutions of these issues. We presently believe that it is reasonably possible that we could incur additional costs and charges related to these issues in amounts that could be material to our income statement in the periods when we are required to record the costs and charges. We cannot predict with certainty the ultimate amount or timing of any such future costs or charges. However, we believe that these amounts will not be material to our consolidated financial position or impact our ability to meet our debt covenants.

     We also from time to time are involved in legal proceedings or claims that are incidental to the operation of our businesses. Some of these proceedings or claims allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, asbestos exposure, or other product liability related matters), employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to vigorously defend ourselves against all of these claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our consolidated financial condition or results of operations.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     (4) In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142 in January 2002. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. At the end of the third quarter of 2002, the balance of unamortized goodwill was $410 million. Goodwill was amortized at the rate of approximately $17 million each year prior to adopting the new standard. Under the transitional provisions of SFAS No. 142 we have performed step one of a two-step impairment analysis. The fair value of our reporting units used in determining any potential goodwill impairment was computed using the present value of expected future cash flows. As a result of this analysis, we have determined that we will be required to record a charge to reflect an impairment of goodwill associated with certain of these reporting units. The second step of the impairment analysis requires us to allocate the fair value of these reporting units to the assets and liabilities of the reporting units in order to determine if there has been an impairment of the goodwill. Based upon the results of the second step of the analysis, which we expect to complete during the fourth quarter of 2002, we expect to record an impairment charge of approximately $175 million to $220 million, net of tax. Any impairment loss that results from the analysis will be recorded as a cumulative effect of a change in accounting principles. We will also be required to reflect this charge in our results for the first quarter of 2002.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses recognition, presentation and disclosure of impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of," and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business." SFAS No. 144 was effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The impact of adopting SFAS No. 144 did not have a material impact on our financial position or results of operations.

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

     (5) We entered into an agreement during the third quarter of 2000 to sell an interest in some of our trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party, net of a factoring discount, through a wholly owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

receivable of $121 million and $144 million at September 30, 2002 and 2001, respectively. We recognized a loss of $2 million and $4 million in the nine-month periods ended September 30, 2002 and 2001, respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, and it averaged 3.3 percent during the time period in 2002 when we sold receivables. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

     (6) Earnings (loss) per share of common stock outstanding were computed as follows:

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------   -------------------------
                                              2002          2001          2002          2001
                                           -----------   -----------   -----------   -----------
                                               (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic Earnings (loss) Per Share
  Net income (loss)......................  $         5   $        (2)  $        22   $       (31)
                                           ===========   ===========   ===========   ===========
  Average shares of common stock
     outstanding.........................   39,757,926    38,065,590    39,752,668    37,343,303
                                           ===========   ===========   ===========   ===========
  Earnings (loss) per average share of
     common stock........................  $       .13   $      (.06)  $       .56   $      (.83)
                                           ===========   ===========   ===========   ===========
Diluted Earnings (loss) Per Share
  Net income (loss)......................  $         5   $        (2)  $        22   $       (31)
                                           ===========   ===========   ===========   ===========
  Average shares of common stock
     outstanding.........................   39,757,926    38,065,590    39,752,668    37,343,303
  Effect of dilutive securities:
       Restricted stock..................      203,359            --       144,744            --
       Stock options.....................    1,543,793        20,020     1,317,446           474
       Performance shares................      478,554       161,592       444,331       159,982
                                           -----------   -----------   -----------   -----------
  Average shares of common stock
     outstanding including dilutive
     shares..............................   41,983,632    38,247,202    41,659,189    37,503,759
                                           ===========   ===========   ===========   ===========
Earnings (loss) per average diluted share
  of common stock........................  $       .13   $      (.06)  $       .53   $      (.83)
                                           ===========   ===========   ===========   ===========

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     The following table summarizes certain Tenneco segment information:

                                                                           SEGMENT
                                                 -----------------------------------------------------------
                                                                                     RECLASS
                                                 NORTH AMERICA    EUROPE    OTHER    & ELIMS    CONSOLIDATED
                                                 -------------    ------    -----    -------    ------------
                                                                         (MILLIONS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
Revenues from external customers.............       $  466        $  305    $ 85      $ --         $  856
Intersegment revenues........................            2            10       4       (16)            --
Income (loss) before interest, income taxes,
  and minority interest......................           36            (1)      5        --             40
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
Revenues from external customers.............       $  440        $  302    $ 75      $ --         $  817
Intersegment revenues........................            2             9       2       (13)            --
Income before interest, income taxes, and
  minority interest..........................           23             9       5        --             37
AT SEPTEMBER 30, 2002, AND FOR THE NINE
  MONTHS THEN ENDED
Revenues from external customers.............       $1,472        $  898    $243      $ --         $2,613
Intersegment revenues........................            6            26      10       (42)            --
Income before interest, income taxes, and
  minority interest..........................          108            15      15        --            138
Total Assets.................................        1,025         1,000     599       116          2,740
AT SEPTEMBER 30, 2001, AND FOR THE NINE
  MONTHS THEN ENDED
Revenues from external customers.............       $1,368        $  998    $240      $ --         $2,606
Intersegment revenues........................            7            32       6       (45)            --
Income before interest, income taxes, and
  minority interest..........................           40            39      11        --             90
Total Assets.................................        1,108           951     684        56          2,799

     The following table shows information relating to our external customer revenues for each product or each group of similar products:

                                                              THREE MONTHS      NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                              -------------   ---------------
                                                              2002    2001     2002     2001
                                                              -----   -----   ------   ------
                                                                        (MILLIONS)
EMISSIONS CONTROL SYSTEMS AND PRODUCTS
  Aftermarket...............................................  $ 99    $104    $  285   $  300
  Original equipment market.................................   449     424     1,383    1,399
                                                              ----    ----    ------   ------
                                                               548     528     1,668    1,699
                                                              ----    ----    ------   ------
RIDE CONTROL SYSTEMS AND PRODUCTS
  Aftermarket...............................................  $142    $149    $  438   $  431
  Original equipment market.................................   166     140       507      476
                                                              ----    ----    ------   ------
                                                               308     289       945      907
                                                              ----    ----    ------   ------
Total.......................................................  $856    $817    $2,613   $2,606
                                                              ----    ----    ------   ------

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     (8) Supplemental guarantor condensed financial statements are presented below:

Basis of Presentation

     We issued senior subordinated notes due 2009 in 1999. All of our existing and future material domestic wholly owned subsidiaries (which comprise the Guarantor Subsidiaries) fully and unconditionally guarantee the notes on a joint and several basis. We have not presented separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries because management has determined that such information is not material to the holders of the notes. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                    ----------------------------------------------------------------------
                                                                      TENNECO
                                                                  AUTOMOTIVE INC.
                                     GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                    SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                    ------------   ------------   ---------------   -------   ------------
                                                                  (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External.....................      $385           $471            $ --          $ --         $856
     Affiliated companies.........        12             23              --           (35)          --
                                        ----           ----            ----          ----         ----
                                         397            494              --           (35)         856
                                        ----           ----            ----          ----         ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....       300            410              --           (35)         675
  Engineering, research, and
     development..................         6              7              --            --           13
  Selling, general, and
     administrative...............        41             49              --            --           90
  Depreciation and amortization of
     other intangibles............        17             18              --            --           35
  Amortization of goodwill........        --             --              --            --           --
                                        ----           ----            ----          ----         ----
                                         364            484              --           (35)         813
                                        ----           ----            ----          ----         ----
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.....        (1)            --              --            --           (1)
  Other income (loss).............         1             (4)             --             1           (2)
                                        ----           ----            ----          ----         ----
                                          --             (4)             --             1           (3)
                                        ----           ----            ----          ----         ----
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST,
  AND EQUITY IN NET INCOME FROM
  AFFILIATED COMPANIES............        33              6              --             1           40
  Interest expense--
     External (net of interest
       capitalized)...............        --              1              35            --           36
     Affiliated companies (net of
       interest income)...........        18              1             (19)           --           --
  Income tax expense (benefit)....       (11)            (5)             (5)           19           (2)
  Minority interest...............        --              1              --            --            1
                                        ----           ----            ----          ----         ----
                                          26              8             (11)          (18)           5
  Equity in net income (loss) from
     affiliated companies.........        15             (1)             16           (30)          --
                                        ----           ----            ----          ----         ----
NET INCOME (LOSS).................      $ 41           $  7            $  5          $(48)        $  5
                                        ====           ====            ====          ====         ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                         --------------------------------------------------------------------------
                                                                             TENNECO
                                                                         AUTOMOTIVE INC.    RECLASS
                                          GUARANTOR      NONGUARANTOR        (PARENT           &
                                         SUBSIDIARIES    SUBSIDIARIES       COMPANY)         ELIMS     CONSOLIDATED
                                         ------------    ------------    ---------------     -----     ------------
                                                                         (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External........................        $359            $458             $ --           $ --          $817
     Affiliated companies............          11              16               --            (27)           --
                                             ----            ----             ----           ----          ----
                                              370             474               --            (27)          817
                                             ----            ----             ----           ----          ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).......         277             388               --            (27)          638
  Engineering, research, and
     development.....................           4               7               --             --            11
  Selling, general, and
     administrative..................          50              41               --             --            91
  Depreciation and amortization of
     other intangibles...............          19              16               --             --            35
  Amortization of goodwill...........           2               2               --             --             4
                                             ----            ----             ----           ----          ----
                                              352             454               --            (27)          779
                                             ----            ----             ----           ----          ----
OTHER INCOME (EXPENSE)
  Loss on sale of receivables........          (1)             --               --             --            (1)
  Other income (loss)................           6              (6)              --             --            --
                                             ----            ----             ----           ----          ----
                                                5              (6)              --             --            (1)
                                             ----            ----             ----           ----          ----
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST,
  AND EQUITY IN NET INCOME FROM
  AFFILIATED COMPANIES...............          23              14               --             --            37
  Interest expense--
     External (net of interest
       capitalized)..................           1               2               39             --            42
     Affiliated companies (net of
       interest income)..............          25              (1)             (24)            --            --
  Income tax expense (benefit).......          (2)              4              (12)             7            (3)
  Minority interest..................          --              --               --             --            --
                                             ----            ----             ----           ----          ----
                                               (1)              9               (3)            (7)           (2)
                                             ----            ----             ----           ----          ----
  Equity in net income (loss) from
     affiliated companies............           4              --                1             (5)           --
                                             ----            ----             ----           ----          ----
NET INCOME (LOSS)....................        $  3            $  9             $ (2)          $(12)         $ (2)
                                             ====            ====             ====           ====          ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                         --------------------------------------------------------------------------
                                                                             TENNECO
                                                                         AUTOMOTIVE INC.    RECLASS
                                          GUARANTOR      NONGUARANTOR        (PARENT           &
                                         SUBSIDIARIES    SUBSIDIARIES       COMPANY)         ELIMS     CONSOLIDATED
                                         ------------    ------------    ---------------    -------    ------------
                                                                         (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External........................       $1,197          $1,416            $ --           $  --        $2,613
     Affiliated companies............           36              65              --            (101)           --
                                            ------          ------            ----           -----        ------
                                             1,233           1,481              --            (101)        2,613
                                            ------          ------            ----           -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).......          945           1,214              --            (101)        2,058
  Engineering, research, and
     development.....................           15              20              --              --            35
  Selling, general, and
     administrative..................          148             137              --              --           285
  Depreciation and amortization of
     other intangibles...............           52              52              --              --           104
  Amortization of goodwill...........           --              --              --              --            --
                                            ------          ------            ----           -----        ------
                                             1,160           1,423              --            (101)        2,482
                                            ------          ------            ----           -----        ------
OTHER INCOME (EXPENSE)
  Gain on sale of assets.............           --              11              --              --            11
  Loss on sale of receivables........           (2)             --              --              --            (2)
  Other income (loss)................           88             (11)             98            (177)           (2)
                                            ------          ------            ----           -----        ------
                                                86              --              98            (177)            7
                                            ------          ------            ----           -----        ------
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST,
  AND EQUITY IN NET INCOME FROM
  AFFILIATED COMPANIES...............          159              58              98            (177)          138
  Interest expense--
     External (net of interest
       capitalized)..................           --               3             105              --           108
     Affiliated companies (net of
       interest income)..............           54               3             (57)             --            --
  Income tax expense (benefit).......           21              15              18             (48)            6
  Minority interest..................           --               2              --              --             2
                                            ------          ------            ----           -----        ------
                                                84              35              32            (129)           22
  Equity in net income (loss) from
     affiliated companies............           34              (2)            (10)            (22)           --
                                            ------          ------            ----           -----        ------
NET INCOME (LOSS)....................       $  118          $   33            $ 22           $(151)       $   22
                                            ======          ======            ====           =====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                         --------------------------------------------------------------------------
                                                                             TENNECO
                                                                         AUTOMOTIVE INC.    RECLASS
                                          GUARANTOR      NONGUARANTOR        (PARENT           &
                                         SUBSIDIARIES    SUBSIDIARIES       COMPANY)         ELIMS     CONSOLIDATED
                                         ------------    ------------    ---------------    -------    ------------
                                                                         (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External........................       $1,073          $1,533            $ --           $ --         $2,606
     Affiliated companies............           44              44              --            (88)            --
                                            ------          ------            ----           ----         ------
                                             1,117           1,577              --            (88)         2,606
                                            ------          ------            ----           ----         ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).......          886           1,278              --            (88)         2,076
  Engineering, research, and
     development.....................           16              20              --             --             36
  Selling, general, and
     administrative..................          159             128              --             --            287
  Depreciation and amortization of
     other intangibles...............           55              48              --             --            103
  Amortization of goodwill...........            7               5              --             --             12
                                            ------          ------            ----           ----         ------
                                             1,123           1,479              --            (88)         2,514
                                            ------          ------            ----           ----         ------
OTHER INCOME (EXPENSE)
  Gain on sale of assets.............           --              --              --             --             --
  Loss on sale of receivables........           (4)             --              --             --             (4)
  Other income (loss)................           29             (27)             --             --              2
                                            ------          ------            ----           ----         ------
                                                25             (27)             --             --             (2)
                                            ------          ------            ----           ----         ------
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST,
  AND EQUITY IN NET INCOME FROM
  AFFILIATED COMPANIES...............           19              71              --             --             90
  Interest expense--
     External (net of interest
       capitalized)..................           --               7             125             --            132
     Affiliated companies (net of
       interest income)..............           84               1             (85)            --             --
  Income tax expense (benefit).......          (23)             25             (14)            --            (12)
  Minority interest..................           --               1              --             --              1
                                            ------          ------            ----           ----         ------
                                               (42)             37             (26)            --            (31)
                                            ------          ------            ----           ----         ------
  Equity in net income (loss) from
     affiliated companies............           27              --              (5)           (22)            --
                                            ------          ------            ----           ----         ------
NET INCOME (LOSS)....................       $  (15)         $   37            $(31)          $(22)        $  (31)
                                            ======          ======            ====           ====         ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                  SEPTEMBER 30, 2002
                                        ----------------------------------------------------------------------
                                                                          TENNECO
                                                                      AUTOMOTIVE INC.
                                         GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                        SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                        ------------   ------------   ---------------   -------   ------------
                                                                      (MILLIONS)
                ASSETS

Current assets:
  Cash and cash equivalents...........     $    5         $   41          $   --        $    --      $   46
  Receivables.........................        190            300              19            (81)        428
  Inventories.........................        108            219              --             --         327
  Deferred income taxes...............         59             11              44            (44)         70
  Prepayments and other...............         46             81              --             --         127
                                           ------         ------          ------        -------      ------
                                              408            652              63           (125)        998
                                           ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated
     companies........................        193             --           2,063         (2,256)         --
  Notes and advances receivable from
     affiliates.......................      2,659              9           3,257         (5,924)          1
  Long-term notes receivable, net.....          2             11              --             --          13
  Goodwill............................        306            104              --             --         410
  Intangibles, net....................         13              5              --             --          18
  Deferred income taxes...............        153              5              78            (78)        158
  Pension assets......................         20             22              --             --          42
  Other...............................         48             57              27             --         132
                                           ------         ------          ------        -------      ------
                                             3394            213           5,425         (8,258)        774
                                           ------         ------          ------        -------      ------
Plant, property, and equipment, at
  cost................................        850          1,062              --             --       1,912
  Less--Reserves for depreciation and
     amortization.....................        465            479              --             --         944
                                           ------         ------          ------        -------      ------
                                              385            583              --             --         968
                                           ------         ------          ------        -------      ------
                                           $4,187         $1,448          $5,488        $(8,383)     $2,740
                                           ======         ======          ======        =======      ======
           LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt):
       Short-term
          debt--non-affiliated........     $   --         $   12          $  156        $    --      $  168
       Short-term debt--affiliated....          2             --              11            (13)         --
  Trade payables......................        194            367              --            (62)        499
  Accrued taxes.......................       (414)            21              11            423          41
  Other...............................        117            102              46             (3)        262
                                           ------         ------          ------        -------      ------
                                             (101)           502             224            345         970
Long-term debt--non-affiliated........         --             16           1,223             --       1,239
Long-term debt--affiliated............      1,919             58           3,947         (5,924)         --
Deferred income taxes.................        711             80             (11)          (593)        187
Postretirement benefits and other
  liabilities.........................        158             60              (1)             4         221
Minority interest.....................         --             17              --             --          17
Shareholders' equity..................      1,500            715             106         (2,215)        106
                                           ------         ------          ------        -------      ------
                                           $4,187         $1,448          $5,488        $(8,383)     $2,740
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                  DECEMBER 31, 2001
                                        ----------------------------------------------------------------------
                                                                          TENNECO
                                                                      AUTOMOTIVE INC.
                                         GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                        SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                        ------------   ------------   ---------------   -------   ------------
                                                                      (MILLIONS)
                ASSETS

Current assets:
  Cash and cash equivalents...........     $    2         $   51          $   --        $    --      $   53
  Receivables.........................        188            420              77           (290)        395
  Inventories.........................        111            215              --             --         326
  Deferred income taxes...............         61              5              41            (41)         66
  Prepayments and other...............         41             60              --             --         101
                                           ------         ------          ------        -------      ------
                                              403            751             118           (331)        941
                                           ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated
     companies........................        312             --           2,034         (2,346)         --
  Notes and advances receivable from
     affiliates.......................      2,510             12           3,291         (5,813)         --
  Long-term notes receivable, net.....         31              9              --             --          40
  Goodwill............................        307            116              --             --         423
  Intangibles, net....................         12              6              --             --          18
  Deferred income taxes...............        128             --              --             --         128
  Pension assets......................          8             20              --             --          28
  Other...............................         54             55              27             --         136
                                           ------         ------          ------        -------      ------
                                            3,362            218           5,352         (8,159)        773
                                           ------         ------          ------        -------      ------
Plant, property, and equipment, at
  cost................................        840            995              --             --       1,835
  Less--Reserves for depreciation and
     amortization.....................        443            425              --             --         868
                                           ------         ------          ------        -------      ------
                                              397            570              --             --         967
                                           ------         ------          ------        -------      ------
                                           $4,162         $1,539          $5,470        $(8,490)     $2,681
                                           ======         ======          ======        =======      ======
           LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt):
       Short-term
          debt--non-affiliated........     $   --         $   17          $  174        $    --      $  191
       Short-term debt--affiliated....        150             60              10           (220)         --
  Trade payables......................        130            336              --            (65)        401
  Accrued taxes.......................         53             23              --            (41)         35
  Other...............................        115             95              41             (2)        249
                                           ------         ------          ------        -------      ------
                                              448            531             225           (328)        876
Long-term debt--non-affiliated........         --             15           1,309             --       1,324
Long-term debt--affiliated............      1,870              3           3,940         (5,813)         --
Deferred income taxes.................        181             63             (78)            --         166
Postretirement benefits and other
  liabilities.........................        163             59              --              4         226
Minority interest.....................         --             15              --             --          15
Shareholders' equity..................      1,500            853              74         (2,353)         74
                                           ------         ------          ------        -------      ------
                                           $4,162         $1,539          $5,470        $(8,490)     $2,681
                                           ======         ======          ======        =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                           NINE MONTHS ENDED SEPTEMBER 30, 2002
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............       $ 226            $ (6)            $(52)          $  --        $ 168
                                           -----            ----             ----           -----        -----
INVESTING ACTIVITIES
Net proceeds from the sale of fixed
  assets............................           1              19               --              --           20
Expenditures for plant, property,
  and equipment.....................         (36)            (50)              --              --          (86)
Investments and other...............          17              (7)              --              --           10
                                           -----            ----             ----           -----        -----
Net cash used by investing
  activities........................         (18)            (38)              --              --          (56)
                                           -----            ----             ----           -----        -----
FINANCING ACTIVITIES
Issuance of common and treasury
  stock.............................          --              --               --              --           --
Proceeds from long-term debt
  issued............................          --               1               --              --            1
Retirement of long-term debt........          --              (1)             (88)             --          (89)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt......         (37)             (5)              18               2          (22)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........        (110)             95              122            (107)          --
                                           -----            ----             ----           -----        -----
Net cash provided (used) by
  financing activities..............        (147)             90               52            (105)        (110)
                                           -----            ----             ----           -----        -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................          --              (9)              --              --           (9)
                                           -----            ----             ----           -----        -----
Increase (decrease) in cash and cash
  equivalents.......................          61              37               --            (105)          (7)
Cash and cash equivalents, January
  1.................................           2              51               --              --           53
                                           -----            ----             ----           -----        -----
Cash and cash equivalents, September
  30 (Note).........................       $  63            $ 88             $ --           $(105)       $  46
                                           =====            ====             ====           =====        =====

NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                           NINE MONTHS ENDED SEPTEMBER 30, 2001
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............        $ (2)           $143             $  8            $--          $149
                                            ----            ----             ----            ---          ----
INVESTING ACTIVITIES
Net proceeds from the sale of fixed
  assets............................           2               1               --             --             3
Expenditures for plant, property,
  and equipment.....................         (21)            (53)              --             --           (74)
Investments and other...............          (6)             (4)              --             --           (10)
                                            ----            ----             ----            ---          ----
Net cash used by investing
  activities........................         (25)            (56)              --             --           (81)
                                            ----            ----             ----            ---          ----
FINANCING ACTIVITIES
Issuance of common and treasury
  stock.............................          --              --                8             --             8
Proceeds from long-term debt
  issued............................          --              --               --             --            --
Retirement of long-term debt........          --              (3)              (5)            --            (8)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt......          --              --              (12)            (1)          (13)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........          46             (48)               1              1            --
                                            ----            ----             ----            ---          ----
Net cash provided (used) by
  financing activities..............          46             (51)              (8)            --           (13)
                                            ----            ----             ----            ---          ----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................          --               2               --             --             2
                                            ----            ----             ----            ---          ----
Increase in cash and cash
  equivalents.......................          19              38               --             --            57
Cash and cash equivalents, January
  1.................................           8              27               --             --            35
                                            ----            ----             ----            ---          ----
Cash and cash equivalents, September
  30 (Note).........................        $ 27            $ 65             $ --            $--          $ 92
                                            ====            ====             ====            ===          ====

NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

      (The preceding notes are an integral part of the foregoing financial statements.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NET SALES AND OPERATING REVENUES

                                                                 THREE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                                --------------
                                                                2002     2001     CHANGE
                                                                ----     ----     ------
                                                                  (MILLIONS)
North America...............................................    $466     $440        6%
Europe......................................................     305      302        1%
Rest of World...............................................      85       75       13%
                                                                ----     ----
                                                                $856     $817        5%
                                                                ====     ====

     Revenues from our North American operations increased $26 million in the third quarter of 2002 compared to last year's third quarter reflecting higher sales generated from the original equipment (OE) business. Total North American OE revenues increased 15 percent to $337 million in the third quarter of this year due to increased production of both light vehicles and heavy-duty vehicles by OE manufacturers and higher catalytic converter revenues that are passed through to our customers. These "pass-through" catalytic converter sales occur when, at the direction of our OE customers, we purchase catalytic converters or components from suppliers, use them in our manufacturing process, and sell them as part of the completed system. OE exhaust revenues were up 13 percent in the quarter. OE ride control revenues increased 20 percent, driven by increased volumes in both the light vehicle and heavy-duty market. Total OE revenues, excluding $74 million of pass-through sales, increased 16 percent in the third quarter, while North American light vehicle production increased approximately 11 percent from the third quarter a year ago. Our revenue increase was greater than the build rate increase as a result of the introduction of new platforms, on which we are a supplier, ramping up and outpacing the overall build rate. Aftermarket revenues for North America were $129 million in the third quarter of 2002, representing a decrease of 11 percent compared to the same period in the prior year. Aftermarket ride control revenues decreased 11 percent in the quarter, primarily related to the impact of a large initial order in the third quarter of last year from a significant new aftermarket customer. Aftermarket exhaust revenues were down $6 million from the prior year. We continue to see a decline in the exhaust aftermarket and this quarter we also saw notable softness in the ride control aftermarket. Price increases implemented in the U.S. and Canada and a shift toward premium aftermarket products, positively impacted revenues in the quarter by $1 million.

     Our European segment's revenues increased $3 million or 1 percent in the third quarter of 2002 compared to last year's third quarter. Overall European OE industry production levels were estimated to be down by one to three percent from last year. Our total OE revenues were $219 million for the quarter. OE exhaust revenues declined 6 percent to $173 million from $184 million the prior year. Excluding a $4 million decrease in pass-through sales and a $17 million benefit from currency appreciation, OE exhaust revenues declined 20 percent due primarily to timing issues between several expiring programs and the launch of their successors. OE ride control revenues increased 25 percent to $46 million, from $37 million a year ago. Excluding a $4 million benefit from currency appreciation, OE ride control revenues increased 14 percent. This increase was the result of new platform launches and stronger sales on existing platforms. European aftermarket sales were $86 million in the third quarter of this year compared to $81 million in last year's third quarter. Excluding a $6 million benefit from currency appreciation, aftermarket sales were down one percent. This decline resulted from the continued decline in exhaust replacement rates due primarily to the increasing use of stainless steel. This decline was partially offset by the launch of Monroe Reflex(TM) shocks and struts, our premium ride control product, in the second quarter.

     Revenues from our operations in the rest of the world, specifically South America, Australia and Asia, increased $10 million to $85 million in the third quarter of 2002 as compared to $75 million in the prior year. The continued poor economic conditions in South America led to $9 million decrease in revenues year over year. Australia's revenues increased $4 million driven by stronger OE volumes and strengthening currency. Asia revenues increased by $14 million primarily driven by pass-through sales to OE customers and higher OE exhaust volumes.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

                                                                 THREE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                                --------------
                                                                2002      2001    CHANGE
                                                                ----      ----    ------
                                                                  (MILLIONS)
North America...............................................    $36       $23      $ 13
Europe......................................................     (1)        9       (10)
Rest of World...............................................      5         5        --
                                                                ---       ---      ----
                                                                $40       $37      $  3
                                                                ===       ===      ====

     The EBIT results shown in the preceding table include the following items, discussed below, which are of an unusual or non-recurring nature and have an effect on the comparability of EBIT results between periods:

                                                                 THREE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                                --------------
                                                                2002      2001
                                                                ----      ----
                                                                  (MILLIONS)
North America--non-accruable restructuring expenses.........    $ 1       $--
Europe--non-accruable restructuring expenses................      2        --
Rest of World--non-accruable restructuring expenses.........     --        --

     EBIT for North American operations increased to $36 million in the third quarter 2002 from $23 million one year ago driven by higher OE sales volume and volume related manufacturing efficiencies in our OE and aftermarket operations. The elimination of goodwill amortization, discussed later in this Management's Discussion and Analysis under the section "Changes in Accounting Principles", contributed $3 million to OE profitability. Partially offsetting these increases were $1 million of non-accruable spending that could not be accrued as a part of our Project Genesis restructuring efforts. The North American aftermarket profitability was primarily driven by lower year over year selling, general, and administrative expense. Changeover costs in the current quarter were lower as prior year's results included the changeover of a large, new aftermarket customer. Additionally, lower advertising and promotional spending increased profitability. Price increases implemented in the U.S. and Canada and a shift toward premium products increased EBIT by $1 million. These increases were partially offset by lower volumes in both aftermarket product lines.

     Our European segment's EBIT declined to a loss of $1 million in the third quarter of 2002 down $10 million from the previous year. Volume decreases and related operating inefficiencies in both the OE and aftermarket emission control operations negatively impacted EBIT by approximately $9 million. European EBIT for the third quarter was also reduced by $2 million due to non-accruable restructuring spending that could not be accrued as a part of our Project Genesis restructuring efforts. The elimination of goodwill amortization, strengthening currency and slightly stronger OE ride control volumes partially offset these decreases.

     EBIT for the company's operations in the rest of the world remained flat with the same quarter a year ago. Manufacturing related inefficiencies offset stronger OE volumes in Asia and Australia.

EBIT AS A PERCENTAGE OF REVENUE

                                                                 THREE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                ---------------
                                                                2002       2001
                                                                ----       ----
North America...............................................      8%        5%
Europe......................................................     --%        3%
Rest of World...............................................      6%        7%
       Total Tenneco Automotive.............................      5%        5%

     In North America, EBIT as a percentage of revenue increased by 3 percent. This increase was driven by stronger OE volumes and price increases in the aftermarket. Additionally, manufacturing efficiencies and the elimination of goodwill contributed to the increase. In Europe, EBIT margins declined in the third quarter due primarily to significant decreases in both OE and aftermarket exhaust volumes and volume related manufacturing inefficiencies. Also contributing to the decline were increased expenses related to Project Genesis. EBIT as a percentage of revenue for the rest of the world decreased one percent in the third quarter of this year as a result of the fact that increased revenues for these operations were driven primarily by higher pass-through sales which typically carry only a small handling charge.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $36 million during the third quarter of 2002 compared to $42 million during the same period in 2001. The decrease in total interest expense, compared with the year earlier, is due primarily to lower average debt levels and, to a lesser extent, lower interest rates. Capitalized interest for the quarter was $1 million in both 2002 and 2001. See more detailed explanations on our debt structure in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

     Included in our current interest expense are the three-year floating-to-fixed rate swaps we put in place in early 2000 on $300 million of our senior term loans, as required by our senior credit agreement. Based on current short-term interest rates, these swaps are adding approximately $16 million annually to our interest expense, of which we recorded $4 million in the third quarter of 2002. These swaps expire on February 3, 2003.

INCOME TAXES

     Income taxes were a benefit of $2 million for the quarter ended September 30, 2002, compared to a benefit of $3 million for the previous year. The third quarter of 2002 included a $2 million benefit related to a change in our estimated effective tax rate for the year, while the third quarter of 2001 included a $1 million benefit for a similar issue. We also recorded a $2 million benefit in the current quarter related to an accrual to return adjustment in a foreign jurisdiction. As a result of the above adjustments the effective tax rate was a negative 36 percent for the third quarter of 2002 compared to 65 percent for the third quarter 2001. Excluding the above adjustments our effective tax rate was 40 percent for the quarter compared to 29 percent for the same period in 2001. In 2001, we had a pre-tax book loss. Consequently, non-tax deductible book expenses, primarily goodwill amortization, reduced the overall effective tax rate. In 2002, that goodwill amortization has been eliminated.

EARNINGS PER SHARE

     We reported earnings per diluted common share of $.13 for the quarter ended September 30, 2002, compared to a loss of $.06 for the same period of 2001. Higher EBIT and lower interest expenses drove the increase in earnings quarter over quarter. Included in our results for the third quarter 2002 are the negative impacts from expenses related to our restructuring plans offset by a accrual to return adjustment in a foreign jurisdiction and a tax benefit related to a change in our estimated effective tax rate which had a net impact of improving earnings per diluted common share by $.06. You should also read Note 6 in the "Notes to Financial Statements" for more detailed information on earnings per share.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NET SALES AND OPERATING REVENUES

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                ----------------
                                                                 2002      2001     CHANGE
                                                                 ----      ----     ------
                                                                        (MILLIONS)
North America...............................................    $1,472    $1,368       8%
Europe......................................................       898       998     (10)%
Rest of World...............................................       243       240       1%
                                                                ------    ------
                                                                $2,613    $2,606      --%
                                                                ======    ======

     Revenues from our North American operations increased $104 million in the first nine months of 2002 compared to the same period last year reflecting higher sales generated from both the original equipment and aftermarket businesses. Total North American OE revenues increased 10 percent to $1,069 million in the first nine months of the year due to higher volumes and increased catalytic converter revenues that are passed through to our customers. OE exhaust revenues were up 10 percent in the first nine months primarily due to increased volumes and higher pass-through sales. OE ride control revenues for the first nine months increased 11 percent, driven by increased volumes in both the light vehicle and heavy-duty market. Total OE revenues, excluding $249 million of pass-through sales, increased 7 percent in the first nine months of the year, in line with North American light vehicle production which also increased approximately 7 percent from the same period a year ago. Aftermarket revenues for North America were $403 million in the first nine months of 2002, representing an increase of one percent compared to the same period in the prior year. Aftermarket ride control revenues increased 5 percent in the first nine months of the year, primarily as a result of new customer additions in the second half of last year and the first quarter of 2002. Aftermarket exhaust revenues declined 6 percent in the first nine months of the year reflecting an overall market decline in the exhaust business. Price increases in both product lines and a shift toward premium products positively impacted revenues by $9 million in the first nine months of 2002.

     Our European segment's revenues decreased $100 million or 10 percent in the first nine months of 2002 compared to the same period last year. Total OE revenues were $657 million for the first nine months of 2002. OE exhaust revenues declined 16 percent to $521 million from $620 million the prior year. Excluding a $70 million decrease in pass-through sales and a $16 million net increase due to strengthening currency, OE exhaust revenues declined 12 percent. OE ride control revenues increased to $136 million or one percent from $135 million for the first nine months of 2002. Excluding a $6 million net benefit from currency appreciation, OE ride control revenues declined 3 percent. Light vehicle production by European OE's was down about 3 percent for the first nine months. Our OE exhaust decline was greater than the market primarily due to launch delays and platform retirements. European aftermarket sales were $241 million in the first nine months of 2002 compared to $243 million in the same period last year. Excluding a $10 million currency appreciation, aftermarket revenues declined 5 percent. This decline results from the continued decline in exhaust replacement rates due primarily to the increasing use of stainless steel. This decline was partially offset by the launch of Monroe Reflex(TM) shocks and struts, our premium ride control product, in the second quarter.

     Revenues from our operations in the rest of the world increased $3 million to $243 million in the first nine months of 2002 as compared to $240 million in the prior year. Increased revenues at our Asian operations were driven by higher volumes and increased pass-through sales to OE customers. Stronger volumes and strengthening currency also increased Australian operations by $12 million. These were partially offset by the weakened South American economy which decreased revenues by $27 million.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

                                                                 NINE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                                --------------
                                                                2002     2001     CHANGE
                                                                ----     ----     ------
                                                                       (MILLIONS)
North America...............................................    $108      $40      $ 68
Europe......................................................      15       39       (24)
Rest of World...............................................      15       11         4
                                                                ----      ---      ----
                                                                $138      $90      $ 48
                                                                ====      ===      ====

     The EBIT results shown in the preceding table include the following items, discussed below, which are of an unusual or non-recurring nature and have an effect on the comparability of EBIT results between periods:

                                                                 NINE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                                --------------
                                                                2002     2001
                                                                ----     ----
                                                                  (MILLIONS)
North America
  Restructuring charges.....................................    $ --      $15
  Non-accruable restructuring expenses......................       3        3
  Amendment of senior credit facility.......................       1       --
  Environmental reserve.....................................      --        1
Europe
  Restructuring charges.....................................      --        2
  Non-accruable restructuring expenses......................       3       --
  Amendment of senior credit facility.......................       1        1
  Environmental reserve.....................................      --        5
  (Gain) on sale of York, U.K. facility.....................     (11)      --
Rest of World
  Restructuring charges.....................................      --        2
  Amendment of senior credit facility.......................      --        1

     EBIT for North American operations increased to $108 million in the first nine months of 2002 from $40 million one year ago as higher sales volumes in both our OE and aftermarket segments improved our earnings in the first nine months of the year. Stronger volumes and manufacturing efficiencies contributed $31 million to OE profitability. The elimination of goodwill amortization, discussed later in this Management's Discussion and Analysis under the section "Changes in Accounting Principles", contributed $9 million to the EBIT increase. Partially offsetting these increases were price reductions, $3 million in spending that could not be accrued for as a part of our Project Genesis restructuring efforts and $1 million in costs associated with amending our senior credit facility. The North American aftermarket was primarily driven by strong ride control volumes from both new and existing customers that generated approximately $7 million in increased EBIT in the first nine months. Aftermarket pricing increases instituted in 2001 and 2002, and a shift toward premium products, increased EBIT by $9 million. Manufacturing efficiencies as a result of higher volumes contributed $4 million in EBIT. Partially offsetting these increases were lower volumes in the aftermarket emission control product line. Included in North America's prior year's results were charges related to our 2001 restructuring efforts and the establishment of an environmental reserve that reduced EBIT by $19 million.

     Our European segment's EBIT declined to $15 million in the first nine months of 2002 down from $39 million the previous year. Volume decreases and related operating inefficiencies in both the OE and aftermarket operations negatively impacted EBIT by $36 million. We also, in the current year, incurred approximately $3 million in spending that could not be accrued for as a part of our Project Genesis restructuring efforts and $1 million in costs associated with amending our senior credit facility. European EBIT was also reduced by $1 million due to an increase in reserves for recently identified warranty issues. See a more detailed discussion in "Environmental and Other Matters" later in this Management's Discussion and

Analysis. Partially offsetting these decreases was the sale of our York U.K. facility which increased EBIT by $11 million. Additionally, the elimination of goodwill amortization and lower selling, general and administrative overhead costs also offset some of the decrease. Included in Europe's prior year's results were charges related to our 2001 restructuring efforts, the establishment of an environmental reserve and costs associated with amending our senior credit facility that reduced EBIT in aggregate by $8 million.

     EBIT for the company's operations in the rest of the world increased by $4 million in the first nine months of 2002 compared to the same period one year ago. Improved operating performance in South America was the primary reason for the increase. EBIT for our Asian operations remained flat year over year and for our Australian operations declined slightly. Included in the rest of the world's prior year's results were charges related to our restructuring efforts and costs associated with amending our senior credit facility that reduced EBIT in aggregate by $3 million.

EBIT AS A PERCENTAGE OF REVENUE

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                ---------------
                                                                2002       2001
                                                                ----       ----
North America...............................................      7%         3%
Europe......................................................      2%         4%
Rest of World...............................................      6%         5%
       Total Tenneco Automotive.............................      5%         3%

     In North America, EBIT as a percentage of revenue increased by 4 percent for the first nine months of 2002. Stronger volumes in both OE and aftermarket drove this increase. Price increases in the aftermarket also contributed to the increase. Additionally, manufacturing efficiencies and the elimination of goodwill contributed to the increase. North American EBIT margins in 2001 were significantly impacted by our restructuring activities. In Europe, EBIT margins declined in the first nine months due to significant decreases in both OE and aftermarket volumes. Also contributing to the decline were volume related manufacturing inefficiencies. Partially offsetting these decreases was the gain on the sale of our York U.K. facility. EBIT as a percentage of revenue for the rest of the world increased one percent in the first nine months of 2002 as a result of improved operating performance.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $108 million during the nine months ended September 30, 2002, compared to $132 million during the same period in 2001. The decrease in total interest expense is due to lower interest rates on our variable debt and overall lower debt balances. Capitalized interest for the first nine months was $3 million in 2002 and $2 million in 2001. See more detailed explanations on our debt structure in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

     Included in our current interest expense are the three-year floating-to-fixed rate swaps we put in place in early 2000 on $300 million of our senior term loans, as required by our senior credit agreement. Based on current short-term interest rates, these swaps are adding approximately $16 million annually to our interest expense, of which we recorded $11 million in the first nine months of 2002. These swaps expire on February 3, 2003.

INCOME TAXES

     Income taxes were an expense of $6 million for the first nine months of 2002, compared to a $12 million benefit for the same period in 2001. The first nine months expense included a $4 million tax benefit related to lower-than-expected costs for withholding taxes related to our foreign operations. The lower cost of tax withholding for the first half of 2002 tax repatriation transaction resulted from an amendment to our bank agreement allowing a more tax efficient transaction to be completed. We also recorded a $2 million benefit in the current quarter related to an accrual to return adjustment in a foreign jurisdiction. Including these adjustments the effective tax rate was 18 percent for the first nine months of 2002 compared to 29 percent for the same period in 2001. Excluding the above adjustments our effective tax rate was 40 percent for the first nine months of 2002 compared to 29 percent for the same period in 2001. In 2001, we had a pre-tax book loss. Consequently, non-tax deductible book expenses, primarily goodwill amortization, reduced the overall effective tax rate. In 2002, that goodwill amortization has been eliminated.

EARNINGS PER SHARE

     We reported earnings per diluted common share of $.53 for the first nine months of 2002, compared to a loss of $.83 for the same period in 2001. Included in results for the first nine months of 2002 are the negative impacts from expenses related to our restructuring plans and the costs related to the amendment of certain terms of the senior credit facility, offset by the gain on the sale of our York, U.K. facility and tax benefits related to lower-than-expected costs for withholding taxes and a accrual to return adjustment in a foreign jurisdiction. The net impact of these items improved earnings per diluted common share by $.12. Included in results for the first half of 2001 are the impacts from charges related to our restructuring plans, environmental remediation activities and the costs related to the amendment of certain terms of the senior credit facility. These items reduced earnings per diluted common share by $.56. You should also read Note 6 in the "Notes to Financial Statements" for more detailed information on earnings per share.

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

     In the fourth quarter of 2000, our Board of Directors approved a restructuring plan to reduce administrative and operational overhead costs. We recorded, in the fourth quarter of 2000, a pre-tax charge related to the plan of $46 million, $32 million after tax, or $.92 per diluted common share. Within the statement of income, $13 million of the pre-tax charge is reflected in cost of sales, while $33 million is included in selling, general, and administrative expenses. The charge is comprised of $24 million of severance and related costs for salaried employment reductions worldwide and $22 million for the reduction of manufacturing and distribution capacity in response to long-term market trends. The 2000 plan involved closing a North American aftermarket exhaust distribution facility and a ride control manufacturing plant in our Asian market, as well as the consolidation of some exhaust manufacturing facilities in Europe. In addition, the plan involves the elimination of 700 positions, including temporary employees. We wrote down the assets at the locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that cash proceeds on the sale of these assets will be significant. As of September 30, 2002, 614 employees have been terminated under the 2000 plan primarily in North America and Europe. Additionally, 57 temporary employees have been terminated. All restructuring actions are being completed in accordance with our established plan. We expect to complete all restructuring activities related to this plan by the end of 2002.

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

     In the first quarter of 2001, our Board of Directors approved a restructuring plan in response to increasingly difficult industry conditions. On January 31, 2001, we announced plans to eliminate 405 salaried positions worldwide. We recorded pre-tax charges related to this restructuring of $11 million, $8 million after tax, or $.21 per diluted common share. Within the statement of income, $2 million of the pre-tax charge is reflected in cost of sales, while $9 million is included in selling, general, and administrative expenses. These charges are comprised of $8 million for severance and related costs for salaried employment reductions worldwide and $3 million for costs related to closing a testing facility in North America. As of September 30, 2002, we have eliminated 329 positions in connection with the first quarter 2001 plan. We expect to complete these restructuring activities in the fourth quarter of 2002.

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

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, the first phase of a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. The first phase of Project Genesis involves closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The facilities include an emissions control aftermarket plant and an aftermarket distribution operation in Europe, a ride control plant in Europe, an engineering center in Europe, one building at an emissions control plant complex in North America, a technology facility in North America, an exhaust manufacturing facility in North America, and our London-based treasury office. We expect to eliminate 900 employees as a result of these actions. In the fourth quarter of 2001, we recorded pre-tax charges related to Project Genesis of $27 million. Within the statement of income, $23 million of the pre-tax charge is reflected in cost of sales, while $4 million is included in selling, general and administrative expenses. These charges are comprised of $18 million in severance and $9 million for equipment lease cancellation, asset impairment, and other restructuring costs to close the eight facilities. We wrote down the assets at locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We also recorded a pre-tax charge of $4 million in cost of sales related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. The aftermarket parts were written down to their estimated scrap value, less cost to sell. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter for the value mapping and rearrangement of one of our emissions control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $.81 per diluted common share. As of September 30, 2002, we have eliminated 660 positions in connection with the first phase of Project Genesis. We expect to complete all restructuring activities related to the first phase of Project Genesis in 2003.

     In addition to the fourth quarter 2001 charges, we are incurring other costs during 2002 for moving and rearrangement costs related to Project Genesis that could not be accrued as part of the restructuring charge. During the first nine months of 2002, we have incurred $6 million for these activities. We estimate these costs will be about $3 million in the fourth quarter of 2002, and they are being expensed as they are incurred.

     During the first nine months of 2002, we have generated approximately $7 million of savings from Project Genesis. Approximately $1 million of savings was related to closing eight facilities, approximately $1 million of savings was related to value mapping and plant arrangement and approximately $5 million of savings was related to relocating production among facilities and centralizing some functional areas. To date there have been no significant deviations from planned savings. When complete, we expect that the series of restructuring actions initiated in the fourth quarter of 2001 will generate annualized savings of $30 million. Approximately $7 million of savings will be generated by closing eight facilities, approximately $13 million of savings will be generated by improving the process flow and efficiency through value mapping and plant arrangement and approximately $10 million of savings will be generated by relocating production among facilities and centralizing some functional areas.

     Amounts related to activities that are part of all the restructuring plans discussed above are as follows:

                                DECEMBER 31, 2001     2002     CHARGED TO   IMPACT OF   SEPTEMBER 30, 2002
                                  RESTRUCTURING       CASH       ASSET      EXCHANGE      RESTRUCTURING
                                     RESERVE        PAYMENTS    ACCOUNTS      RATES          RESERVE
                                -----------------   --------   ----------   ---------   ------------------
                                                                (MILLIONS)
Severance.....................         $23            $(4)        $--          $ 1             $20
Asset Impairment..............           4             --          (4)          --              --
Other.........................           6             (2)          2           --               6
                                       ---            ---         ---          ---             ---
                                       $33            $(6)        $(2)         $ 1             $26
                                       ===            ===         ===          ===             ===

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

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At September 30, 2002, we had $7 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels.

     We have a U.S. Federal tax net operating loss carryforward at September 30, 2002, of $482 million, which will expire in varying amounts from 2012 to 2022. The federal tax effect of that NOL is $169 million, and is recorded as an asset on our balance sheet at September 30, 2002. We estimate, based on available evidence, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our US operations and upon strategies available to accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of September 30, 2002, we believe that there has been a significant change in our ownership, but not a majority change, since the 1999 spin-off of Pactiv.

     We utilize the intrinsic value method to account for out stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If our compensation costs for our stock-based compensation plans were determined using the fair value method of accounting as provided in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," we estimate that our pro-forma net income and earnings per share for the full year 2002 would be lower by $2 million or $.05 per diluted share.

CHANGES IN ACCOUNTING PRINCIPLES

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142 in January 2002. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. At the end of the third quarter of 2002, the balance of unamortized goodwill was $410 million. Goodwill was amortized at the rate of approximately $17 million each year prior to adopting the new standard. Under the transitional provisions of SFAS No. 142 we have performed step one of a two-step impairment analysis. The fair value of our reporting units used in determining any potential goodwill impairment was computed using the present value of expected future cash flows. As a result of this analysis, we have determined that we will be required to record a charge to reflect an impairment of goodwill associated with certain of these reporting units. The second step of the impairment analysis requires us to allocate the fair value of these reporting units to the assets and liabilities of the reporting units in order to determine if there has been an impairment of the goodwill. Based upon the results of the second step of the analysis, which we expect to complete during the fourth quarter of 2002, we expect to record an impairment charge of approximately $175 million to $220 million, net of tax. Any impairment loss that results from the analysis will be recorded as a cumulative effect of a change in accounting principles. We will also be required to reflect this charge in our results for the first quarter of 2002.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses recognition, presentation and disclosure of impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived

Assets and for Assets to be Disposed of," and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business." SFAS No. 144 was effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The impact of adopting SFAS No. 144 did not have a material impact on our financial position or results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                2002            2001       % CHANGE
                                                            -------------   ------------   --------
                                                                     (MILLIONS)
Short term debt and current maturities....................     $  168          $  191        (12)%
Long term debt............................................      1,239           1,324         (6)
                                                               ------          ------
Total debt................................................      1,407           1,515         (7)
                                                               ------          ------
Total minority interest...................................         17              15         13
Common shareholders' equity...............................        106              74         43
                                                               ------          ------
Total capitalization......................................     $1,530          $1,604         (5)
                                                               ======          ======

     The year-to-date increase in shareholders' equity primarily results from an increase in the fair market value of interest rate swaps of $9 million and our recorded net income of $22 million.

     Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries as well as our revolving credit facility, decreased by $23 million during the first nine months of 2002. This decrease resulted from a decrease in borrowings of $17 million during the first nine months of 2002 under our revolving credit facility and a $5 million decrease in our foreign subsidiaries' borrowings. The borrowings outstanding under our revolving credit facility as of September 30, 2002 were $51 million and were $68 million as of December 31, 2001. The decline in long-term debt represents amounts due during the next year. We did not issue any long-term debt during 2002.

     Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions, which was $1.262 billion at September 30, 2002. We entered into an agreement to amend this facility on October 20, 2000 to (i) relax the financial covenant ratios beginning in the fourth quarter of 2000, (ii) exclude up to $80 million of cash charges and expenses related to cost reduction initiatives from the calculation of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") used in our financial covenant ratios through 2001 and (iii) make certain other technical changes. In exchange for these amendments, we agreed to certain interest rate increases, lowered our capital expenditure limits and paid an aggregate fee of about $3 million.

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

     The senior secured credit facility, as amended on March 13, 2002, consists of: (i) a $450 million revolving credit facility with a final maturity date of November 4, 2005; (ii) a $288 million term loan with a final maturity date of November 4, 2005; (iii) a $262 million term loan with a final maturity date of November 4, 2007; and (iv) a $262 million term loan with a final maturity date of May 4, 2008. Quarterly principal repayment installments on each term loan began October 1, 2001. Borrowings under the facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 325 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 400 basis points for the term loan maturing November 4, 2007 and 425 basis points for the term loan maturing May 4, 2008; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 75 basis points, plus a margin of 225 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 300 basis points for the term loan maturing November 4, 2007 and 325 basis points for the term loan maturing May 4, 2008. We also pay a commitment fee of 50 basis points on the unused portion of the revolving credit facility. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and the term loan maturing November 4, 2005 and fees paid on letters of credit issued under our revolving credit facility are subject to adjustment based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. Our consolidated leverage ratio fell below 4.50 as of June 30, 2002; therefore, the interest margins for borrowings under our revolving credit facility and on our term loan maturing November 4, 2005, and fees paid on letters of credit issued under our revolving credit facility, were reduced by 25 basis points in the third quarter. Our consolidated leverage ratio remained below 4.50 as of September 30, 2002. As a result, assuming our consolidated leverage ratio remains at or near its level as of September 30, 2002, interest expense will decrease by approximately $1 million annually before taxes. Our senior secured credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

     The amended senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratios (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratios (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratios (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) at the end of each period. The financial ratios required and actual ratios achieved are shown in the following tables:

                                                                QUARTER ENDING
                                           --------------------------------------------------------
                                            MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                              2002          2002           2002            2002
                                           -----------   -----------   -------------   ------------
                                           REQ.   ACT.   REQ.   ACT.   REQ.    ACT.      REQUIRED
                                           ----   ----   ----   ----   -----   -----   ------------
Leverage Ratio (maximum).................  5.75   4.72   5.75   4.24   5.75    4.20        5.75
Interest Coverage Ratio (minimum)........  1.60   1.94   1.65   2.14   1.65    2.23        1.65
Fixed Charge Coverage Ratio (minimum)....  0.75   1.17   0.70   1.30   0.70    1.29        0.75

                                                                     QUARTER ENDING
                                                   ---------------------------------------------------
                                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                     2003        2003         2003            2003
                                                   ---------   --------   -------------   ------------
Leverage Ratio (maximum).........................    5.75        5.50         5.25            5.00
Interest Coverage Ratio (minimum)................    1.65        1.75         1.80            1.95
Fixed Charge Coverage Ratio (minimum)............    0.80        0.90         0.95            1.00

                                                           QUARTER ENDING
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           2004        2004         2004            2004       2005-2008
                                         ---------   --------   -------------   ------------   ---------
Leverage Ratio (maximum)...............    4.75        4.50         4.25            4.00         3.50
Interest Coverage Ratio (minimum)......    2.10        2.20         2.25            2.35         3.00
Fixed Charge Coverage Ratio
  (minimum)............................    1.15        1.25         1.35            1.45         1.75

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions described above); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends; (vii) mergers and consolidations; and (viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of September 30, 2002, we were in compliance with the financial covenants and operational restrictions.

     Our outstanding debt also includes $500 million of 11 5/8 percent Senior Subordinated Notes due October 15, 2009. The senior subordinated debt indenture requires that we, as a condition to incurring certain types of indebtedness not otherwise permitted, maintain an interest coverage ratio of not less than 2.25. We have not incurred any indebtedness not permitted by this indenture. The indenture also contains restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; and (v) mergers and consolidations. All of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us.

     In addition to our senior credit facility and senior subordinated notes, we also sell some of our account receivables. In North America, we have an accounts receivable securitization program with a commercial bank. We sell original equipment and aftermarket receivables on a daily basis under this program. At September 30, 2002, we had sold $66 million of account receivables under this program, down from $100 million at September 30, 2001, and $68 million at December 31, 2001. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. This program carries a one-year renewable term that ended in October 2002. We are working with the agent of the program to replace this program with a five year term committed program, not subject to annual renewals. Our goal is to have the longer-term factoring program in place before the end of the year. The agent has extended the existing program through January 2003, in anticipation of implementing the new program. Due to the decline in receivables balances in the U.S. since last year and the lower level of receivables we normally generate during the fourth and first quarters, we agreed with the agent to reduce the size of the current program during the transition period from $100 million to $65 million. The reduced program size will lower commitment fees payable on the available and unused portion of the committed facility amount. We also sell some receivables in our European operations to regional banks in Europe. At September 30, 2002, we had sold $54 million of accounts receivable in Europe. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreement would increase.

     We believe that cash flows from operations, combined with available borrowing capacity described above and, assuming that we maintain compliance with the financial covenants and other requirements of our loan agreement, supplemented, if necessary, by proceeds from the sale and leaseback transactions described above, will be sufficient to meet our future capital requirements for the following year, including scheduled debt principal amortization payments. Our ability to meet the financial covenants depends upon a number of operational and economic factors, many of which are beyond our control. Factors that could impact our ability to comply with the financial covenants include the rate at which consumers continue to buy new vehicles and the rate at which they continue to repair vehicles already in service, as well as our ability to successfully implement our restructuring plans. Lower North American vehicle production levels, weakening in the global aftermarket, or a reduction in vehicle production levels in Europe, beyond our expectations, could impact our ability to meet our financial covenant ratios. In the event that we are unable to meet these revised financial covenants, we would consider several options to meet our cash flow needs. These options could include further renegotiations with our senior credit lenders, additional cost reduction or restructuring initiatives, sales of assets or capital stock, or other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame.

CONTRACTUAL OBLIGATIONS

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments are shown in the following table:

                                                            PAYMENTS DUE IN:
                                           --------------------------------------------------
                                                                              BEYOND
                                           2002   2003   2004   2005   2006    2006    TOTAL
                                           ----   ----   ----   ----   ----   ------   ------
                                                               (MILLIONS)
Obligations:
Revolver borrowings......................  $ 51   $ --   $ --   $ --   $--    $   --   $   51
Senior long-term debt....................    23     94     94     92     7       502      812
Long-term notes..........................    11      1     --      1    --         4       17
Capital leases...........................     1      2      2      2     2         8       17
Subordinated long-term debt..............    --     --     --     --    --       500      500
Short-term debt..........................    10     --     --     --    --        --       10
                                           ----   ----   ----   ----   ---    ------   ------
  Debt and Capital lease obligations.....    96     97     96     95     9     1,014    1,407
Operating leases.........................     4     14     12     10     5        14       59
                                           ----   ----   ----   ----   ---    ------   ------
Total Payments...........................  $100   $111   $108   $105   $14    $1,028   $1,466
                                           ====   ====   ====   ====   ===    ======   ======

     If we do not maintain compliance with the terms of our senior credit facility and senior subordinated debt indenture described above, all amounts under those arrangements could, automatically or at the option of the lenders' become due. Additionally, each of those facilities contains provisions that certain events of default under one facility will constitute default under the other facility, allowing the acceleration of all amounts due. We currently expect to maintain compliance with terms of all of our various credit agreements for the foreseeable future.

     We have also guaranteed payment and performance of approximately $11 million of obligations at September 30, 2002, compared to $9 million at September 30, 2001. These guarantees are primarily related to performance of lease obligations by a former affiliate.

DIVIDENDS ON COMMON STOCK

     On January 10, 2001, we announced that our Board of Directors had eliminated the quarterly dividend on our common stock. The board took the action in response to current industry conditions, significantly greater than anticipated production volume reductions by original equipment manufacturers, and continued softness in the global light vehicle aftermarket.

CASH FLOWS

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                ----------------
                                                                2002        2001
                                                                ----        ----
                                                                   (MILLIONS)
Cash provided (used) by:
  Operating activities......................................    $ 168       $149
  Investing activities......................................      (56)       (81)
  Financing activities......................................     (110)       (13)

OPERATING ACTIVITIES

     For the nine months ended September 30, 2002, cash flows provided from operating activities were $168 million compared to $149 million in the same period last year. Higher earnings for the first nine months of 2002 were a key driver to the increase in cash provided. In addition, we generated $69 million in cash flow from working capital during the first nine months of 2002, compared to the first nine months of 2001 when we generated $73 million in cash flow from working capital. In the first nine months of this year, we generated $76 million in cash flow through better management of our payables. At the end of 2001, we reduced payables balances by taking advantage of discounts in Europe. During 2002 we returned to our customary payment schedule, which increased payables balances and improved working capital. Additionally in June we received a payment from an OE customer for the reimbursement of expenses related to a cancelled platform. Of the total cash payment, $11 million was recorded in operating activities and the remaining balance was recorded in investing activities. Offsetting these cash inflows were increases in receivables and other current asset balances which resulted in an outflow of cash of $45 million for the first nine months.

     Since June 2001, we entered into arrangements with two major OE customers in North America under which, in exchange for a discount that is less than our marginal borrowing cost, payments for product sales are made earlier than otherwise required under existing payment terms. These arrangements reduced accounts receivable by $57 million and $26 million as of September 30, 2002 and 2001, respectfully. At December 31, 2001, these arrangements reduced accounts receivable by $34 million. These arrangements can be cancelled at any time.

     Our current U.S. factoring program is subject to renewal each year on October 31st. We are working with the agent of the program to replace that existing arrangement with a five year term committed program, not subject to annual renewals. Our goal is to have the longer-term factoring program in place before the end of the year. The agent has extended the existing program through January 2003, in anticipation of implementing the new program.

INVESTING ACTIVITIES

     Cash used for investing activities was $25 million lower in the first nine months of 2002 compared to the same period a year ago due primarily to $17 million in net proceeds from the sale of our York, U.K. facility and a $19 million settlement from an OE customer for reimbursement of expenses related to a cancelled platform. Capital expenditures were $86 million in the first nine months of 2002, up from $74 million in the same period last year. The increase is partially attributable to capital spending for our Genesis project, which has been $4 million for the first nine months of the year.

FINANCING ACTIVITIES

     Cash used for financing activities was $110 million in the first nine months of 2002 compared to a use of $13 million in the same period of 2001. We made three senior debt principal payments of $71 million on our senior credit facility during the first nine months of 2002. We also made an additional pre-payment on the senior term loans of $16 million in September using the net cash proceeds we received in the second quarter from the sale of our York, U.K. facility.

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

     Under the terms of our senior credit facility agreement, we were required to hedge our exposure to floating interest rates by April 2000 so that at least 50 percent of our long-term debt was fixed for a period of at least three years. In February 2000, we hedged $250 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. In April 2000, we hedged an additional $50 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. The hedges that we executed fully satisfied the interest rate hedging requirement of the senior credit facility agreement. On September 30, 2002, we had $505 million in long-term debt obligations that have fixed interest rates until at least September 30, 2003, and $734 million in long-term debt obligations that have interest rates subject to change prior to September 30, 2003 based on prevailing market interest rates.

     We estimate that the fair value of our long-term debt at September 30, 2002 was about 87 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $6 million after tax.

OUTLOOK

     North America light vehicle production has continued at a relatively strong pace for the first nine months of 2002. Manufacturer incentives have kept consumer purchases higher than estimates at the beginning of the year, lowering vehicle inventories. Consequently, current DRI-WEFA estimates for the 2002 North America light vehicle build rate are 16.5 million units. However, we remain cautious regarding rest of year volumes due to continuing uncertain economic conditions in the U.S. and uncertainty about the willingness of the original equipment manufacturers to continue to support consumer automobile sales through incentives. Our fourth quarter volumes typically fall, off reflecting the seasonal slowdown in our global aftermarket and the shutdown in OE production in late December. Production of heavy-duty trucks has also been strong during the first nine months of 2002. We believe, however, that the implementation of new emissions standards in October 2002 has caused operators to pull forward their truck purchases into the first three quarters of 2002. We believe these advance purchases will reduce sales of heavy-duty trucks in the fourth quarter of this year and potentially into 2003, as well. In Europe, uncertain economic conditions have contributed to declining car sales, reducing production in the first nine months of the year. Additionally, several platforms for which we provide parts have reached the end of their production, and replacement platforms have been slow to launch. These issues combined have significantly reduced our volumes in Europe, particularly in the emissions control business. While we expect that product launches will ramp up, offsetting part of this decline, we expect production to be below last year in Europe. Further, the economic problems in Argentina and uncertainty in Brazil are likely to result in lower sales in that region of the world.

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

     As of September 30, 2002, we continue to be designated as a potentially responsible party in two Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $14 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision, as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

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

     As previously discussed, from time to time we are subject to product warranty claims whereby we are required to bear costs of repair or replacement of certain of our products. Warranty claims may range from individual customer claims to full recalls of all products in the field. In the second quarter 2002, based on available facts and data at the time, we increased our warranty reserve in the amount of $1 million for recently identified warranty issues. We are continuing to investigate, and pursue commercial and other resolutions of these issues. We presently believe that it is reasonably possible that we could incur additional costs and charges related to these issues in amounts that could be material to our income statement in the periods when we are required to record the costs and charges. We cannot predict with certainty the ultimate amount or timing of any such future costs or charges. However, we believe that these amounts will not be material to our consolidated financial position or impact our ability to meet our debt covenants.

     We also from time to time are involved in legal proceedings or claims that are incidental to the operation of our businesses. Some of these proceedings or claims allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, asbestos exposure, or other product liability related matters), employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to vigorously defend ourselves against all of these claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our consolidated financial condition or results of operations.

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

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, participants may elect to defer up to 16 percent of their salary each year through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. Through December 31, 2001, we matched qualified contributions with a contribution of 75 percent of each employee's contribution up to 8 percent of the employee's salary. Beginning January 1, 2002, this match was reduced to 50 percent of each employee's contribution up to 8 percent of the employee's salary. These matching contributions were made in company stock through December 31, 2001 and in cash starting January 1, 2002. All contributions vest immediately. We recorded expense for these matching contributions of approximately $5 million and $7 million for the nine months ended September 30, 2002 and 2001 respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding our exposure to interest rate risk, see the caption entitled "Interest Rate Risk" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART II

                               OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On September 10, 2002, the Audit Committee of our Board of Directors approved the continuing provision of tax compliance services to our company by Deloitte & Touche LLP, our independent public accountants. The personnel performing these services have been engaged in that capacity by our company for more than five years. The Audit Committee also approved engaging Deloitte & Touche LLP to audit our benefit plans.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.  The exhibits filed with this report are listed on the
Exhibit Index following the signature page of this report, which is incorporated herein by reference.

     (b) Reports on Form 8-K. We filed the following Current Reports on Form 8-K during the quarter ended September 30, 2002:

Current Report on Form 8-K dated July 23, 2002, including pursuant to Item 5 certain information pertaining to the results of our operations for the second quarter 2002.

Current Report on Form 8-K/A, filed on August 7, 2002 and amending the report dated May 16, 2002 to provide additional information pursuant to Item 4 regarding the cessation of Arthur Andersen LLP's client-auditor relationship with respect to the Tenneco Automotive Employee Stock Ownership Plan for Salaried Employees and the Tenneco Automotive Employee Stock Ownership Plan for Hourly Employees.

Current Report on Form 8-K, dated August 14, 2002, providing pursuant to Item 9 certain information regarding certifications provided by our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and as mandated by order of the SEC dated June 27, 2002.

Current Report on Form 8-K/A, filed on September 30, 2002 and further amending the report dated May 16, 2002 to provide additional information pursuant to Item 4 regarding the engagement of Deloitte & Touche LLP as auditors for the Tenneco Automotive Employee Stock Ownership Plan for Salaried Employees and the Tenneco Automotive Employee Stock Ownership Plan for Hourly Employees.

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

                                          TENNECO AUTOMOTIVE INC.

                                          By:     /s/ MARK A. MCCOLLUM
                                            ------------------------------------
                                                      Mark A. McCollum
                                                 Senior Vice President and
                                                  Chief Financial Officer

Dated: November 14, 2002

                                 CERTIFICATIONS

I, Mark P. Frissora, Chairman and Chief Executive Officer of Tenneco Automotive Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Tenneco Automotive Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ MARK P. FRISSORA
                                          --------------------------------------

Dated: November 14, 2002

I, Mark A. McCollum, Senior Vice President and Chief Financial Officer of Tenneco Automotive Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Tenneco Automotive Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ MARK A. MCCOLLUM
                                          --------------------------------------

Dated: November 14, 2002

                               INDEX TO EXHIBITS
                                       TO
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2002

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
  2        --   None.
  3.1(a)   --   Restated Certificate of Incorporation of the registrant
                dated December 11, 1996 (incorporated herein by reference
                from Exhibit 3.1(a) of the registrant's Annual Report on
                Form 10-K for the year ended December 31, 1997, File No.
                1-12387).
  3.1(b)   --   Certificate of Amendment, dated December 11, 1996
                (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1997, File No. 1-12387).
  3.1(c)   --   Certificate of Ownership and Merger, dated July 8, 1997
                (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1997, File No. 1-12387).
  3.1(d)   --   Certificate of Designation of Series B Junior Participating
                Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1998, File No. 1-12387).
  3.1(e)   --   Certificate of Elimination of the Series A Participating
                Junior Preferred Stock of the registrant dated September 11,
                1998 (incorporated herein by reference from Exhibit 3.1(e)
                of the registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1998, File No. 1-12387).
  3.1(f)   --   Certificate of Amendment to Restated Certificate of
                Incorporation of the registrant dated November 5, 1999
                (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(g)   --   Certificate of Amendment to Restated Certificate of
                Incorporation of the registrant dated November 5, 1999
                (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(h)   --   Certificate of Ownership and Merger merging Tenneco
                Automotive Merger Sub Inc. with and into the registrant,
                dated November 5, 1999 (incorporated herein by reference
                from Exhibit 3.1(h) of the registrant's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1999, File No.
                1-12387).
  3.1(i)   --   Certificate of Amendment to Restated Certificate of
                Incorporation of the registrant dated May 9, 2000
                (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
  3.2      --   By-laws of the registrant, as amended March 14, 2000
                (incorporated herein by reference from Exhibit 3.2(a) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1999, File No. 1-12387).
  3.3      --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                ("Global"), as amended (incorporated herein by reference to
                Exhibit 3.3 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.4      --   By-laws of Global (incorporated herein by reference to
                Exhibit 3.4 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.5      --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                (incorporated herein by reference to Exhibit 3.5 to the
                registrant's Registration Statement on Form S-4, Reg. No.
                333-93757).
  3.6      --   By-laws of TMC (incorporated herein by reference to Exhibit
                3.6 to the registrant's Registration Statement on Form S-4,
                Reg. No. 333-93757).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
  3.7      --   Amended and Restate Certificate of Incorporation of Tenneco
                International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
  3.8      --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
  3.9      --   Certificate of Incorporation of Clevite Industries Inc.
                ("Clevite"), as amended (incorporated herein by reference to
                Exhibit 3.9 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.10     --   By-laws of Clevite (incorporated herein by reference to
                Exhibit 3.10 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.11     --   Amended and Restated Certificate of Incorporation of the
                Pullman Company ("Pullman") (incorporated herein by
                reference to Exhibit 3.11 to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
  3.12     --   By-laws of Pullman (incorporated herein by reference to
                Exhibit 3.12 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.13     --   Certificate of Incorporation of Tenneco Automotive Operating
                Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
  3.14     --   By-laws of Operating (incorporated herein by reference to
                Exhibit 3.14 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  4.1(a)   --   Rights Agreement dated as of September 8, 1998, by and
                between the registrant and First Chicago Trust Company of
                New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                8-K dated September 24, 1998, File No. 1-12387).
  4.1(b)   --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1(b) of the registrant's Annual
                Report on Form 10-K for the year ended December 31, 1999,
                File No. 1-12387).
  4.1(c)   --   Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from
                Exhibit 4.1(b) of the registrant's Post-Effective Amendment
                No. 3 dated February 26, 2001, to its Registration Statement on Form 8-A dated September 17, 1998).
  4.2(a)   --   Indenture, dated as of November 1, 1996, between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.1 of the
                registrant's Registration Statement on Form S-4,
                Registration No. 333-14003).
  4.2(b)   --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                herein by reference from Exhibit 4.3(b) of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
  4.2(c)   --   Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).
  4.2(d)   --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
  4.2(e)   --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).
  4.2(f)   --   Fifth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(f) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).
  4.2(g)   --   Eighth Supplemental Indenture, dated as of April 28, 1997, to Indenture, dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.1 of the
                registrant's Current Report on Form 8-K dated April 23,
                1997, File No. 1-12387).
  4.2(h)   --   Ninth Supplemental Indenture, dated as of April 28, 1997, to
                Indenture, dated as of November 1, 1996, between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.2 of the
                registrant's Current Report on Form 8-K dated April 23,
                1997, File No. 1-12387).
  4.2(i)   --   Tenth Supplemental Indenture, dated as of July 16, 1997, to
                Indenture, dated as of November 1, 1996, between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.1 of the
                registrant's Current Report on Form 8-K dated June 11, 1997,
                File No. 1-12387).
  4.2(j)   --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                Indenture dated November 1, 1996 between The Chase Manhattan
                Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Annual
                Report on Form 10-K for the year ended December 31, 1999,
                File No. 1-12387).
  4.3      --   Specimen stock certificate for Tenneco Automotive Inc.
                common stock (incorporated herein by reference from Exhibit
                4.3 of the registrant's Quarterly Report on Form 10-Q for
                the quarter ended September 30, 1999, File No. 1-12387).
  4.4(a)   --   Indenture dated October 14, 1999 by and between the
                registrant and The Bank of New York, as trustee
                (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  4.4(b)   --   Supplemental Indenture dated November 4, 1999 among Tenneco
                Automotive Operating Subsidiary Inc. (formerly Tenneco
                Automotive Inc.), Tenneco International Holding Corp.,
                Tenneco Global Holdings Inc., the Pullman Company and
                Clevite Industries Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference from Exhibit
                4.4(b) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  4.4(c)   --   Subsidiary Guarantee dated as of October 14, 1999 from
                Tenneco Automotive Operating Subsidiary Inc. (formerly
                Tenneco Automotive Inc.), Tenneco International Holding
                Corp., Tenneco Global Holdings Inc., the Pullman Company,
                Clevite Industries Inc. and TMC Texas Inc. in favor of The
                Bank of New York, as trustee (incorporated herein by
                reference to Exhibit 4.4(c) to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
  4.5(a)   --   Credit Agreement, dated as of September 30, 1999, among the registrant, the Lenders named therein, Commerzbank and Bank of America, N.A., Citicorp USA, Inc. and The Chase Manhattan
                Bank (incorporated herein by reference from Exhibit 4.5(a)
                of the registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1999, File No. 1-12387).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
  4.5(b)   --   First Amendment to the Credit Agreement, dated October 20,
                2000, among the registrant, The Chase Manhattan Bank and
                Citicorp USA, Inc. (incorporated herein by reference from
                Exhibit 4.1 to the registrant's Current Report on Form 8-K dated October 24, 2000, File No. 1-12387).
  4.5(c)   --   Second Amendment to Credit Agreement, dated as of March 22,
                2001, among the registrant, the lenders party thereto and
                the Chase Manhattan Bank (incorporated by reference from
                Exhibit 4.1 to the registrant's current report on Form 8-K dated March 22, 2001, File No. 1-12387)
  4.5(d)   --   Third Amendment to Credit Agreement, dated as of March 13,
                2002, among the registrant, JP Morgan Chase Bank as
                administrative agent and the lenders named herein
                (incorporated by reference from Exhibit 4.1 to the
                registrant's current report on Form 8-K dated March 13,
                2002, file No. 1-12387)
 10.1      --   Distribution Agreement, dated November 1, 1996, by and among
                El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
                10, File No. 1-12387).
 10.2      --   Amendment No. 1 to Distribution Agreement, dated as of
                December 11, 1996, by and among El Paso Tennessee Pipeline
                Co. (formerly Tenneco Inc.), the registrant, and Newport
                News Shipbuilding Inc. (incorporated herein by reference
                from Exhibit 10.2 of the registrant's Annual Report on Form
                10-K for the year ended December 31, 1996, File No.
                1-12387).
 10.3      --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                Tenneco Inc.), the registrant, and Newport News Shipbuilding
                Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year
                ended December 31, 1996, File No. 1-12387).
 10.4      --   Benefits Agreement, dated December 11, 1996, by and among El
                Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
 10.5      --   Insurance Agreement, dated December 11, 1996, by and among
                El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
 10.6      --   Tax Sharing Agreement, dated December 11, 1996, by and among
                El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                Newport News Shipbuilding Inc., the registrant, and El Paso
                Natural Gas Company (incorporated herein by reference from
                Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
 10.7      --   First Amendment to Tax Sharing Agreement, dated as of
                December 11, 1996, among El Paso Tennessee Pipeline Co.
                (formerly Tenneco Inc.), the registrant and Newport News
                Shipbuilding Inc. (incorporated herein by reference from
                Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
 10.8      --   Tenneco Automotive Inc. Executive Incentive Compensation
                Plan (incorporated herein by reference from Exhibit 10.8 of the registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1999, File No. 1-12387).
 10.9      --   Tenneco Automotive Inc. Change of Control Severance Benefits
                Plan for Key Executives (incorporated herein by reference
                from Exhibit 10.13 of the registrant's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1999, File No.
                1-12387).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 10.10     --   Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                Registration Statement on Form S-4, Reg. No. 333-93757).
 10.11     --   Tenneco Automotive Inc. Key Executive Pension Plan
                (incorporated herein by reference from Exhibit 10.15 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
 10.12     --   Tenneco Automotive Inc. Deferred Compensation Plan
                (incorporated herein by reference from Exhibit 10.16 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
 10.13     --   Tenneco Automotive Inc. Supplemental Executive Retirement
                Plan (incorporated herein by reference from Exhibit 10.17 of the registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1999, File No. 1-12387).
 10.14     --   Release Agreement dated as of October 18, 1999 by and
                between Dana G. Mead and Tenneco Management Company and
                Modification of Release Agreement dated as of October 18,
                1999 among Dana G. Mead, Tenneco Automotive Inc. and Tenneco
                Management Company (incorporated herein by reference from
                Exhibit 10.18 of the registrant's Quarterly Report on Form
                10-Q for the quarter ended September 30, 1999, File No.
                1-12387).
 10.15     --   Human Resources Agreement by and between Tenneco Automotive
                Inc. and Tenneco Packaging Inc. dated November 4, 1999
                (incorporated herein by reference to Exhibit 99.1 to the
                registrant's Current Report on Form 8-K dated November 4,
                1999, File No. 1-12387).
 10.16     --   Tax Sharing Agreement by and between Tenneco Automotive Inc.
                and Tenneco Packaging Inc. dated November 3, 1999
                (incorporated herein by reference to Exhibit 99.2 to the
                registrant's Current Report on Form 8-K dated November 4,
                1999, File No. 1-12387).
 10.17     --   Amended and Restated Transition Services Agreement by and
                between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                dated as of November 4, 1999 (incorporated herein by
                reference from Exhibit 10.21 of the registrant's Quarterly
                Report on Form 10-Q for the quarter ended September 30,
                1999, File No. 1-12387).
 10.18     --   Assumption Agreement among Tenneco Automotive Operating
                Company Inc., Tenneco International Holding Corp., Tenneco
                Global Holdings Inc., The Pullman Company, Clevite
                Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                and the other Initial Purchasers listed in the Purchase
                Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.20 of the registrant's
                Registration Statement on Form S-4, Reg. No. 333-93757).
 10.19     --   Amendment No. 1 to Change in Control Severance Benefits Plan
                for Key Executives (incorporated herein by reference from
                Exhibit 10.23 to the registrant's Quarterly Report on Form
                10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.20     --   Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from
                Exhibit 10.24 to the registrant's Quarterly Report on Form
                10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.21     --   Letter Agreement dated July 27, 2000 between the registrant and Mark A. McCollum (incorporated herein by reference from
                Exhibit 10.25 to the registrant's Quarterly Report on Form
                10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.22     --   Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 2000, File No.
                1-12387).
 10.23     --   Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference
                from Exhibit 10.28 to the registrant's report on Form 10-K for the year ended December 31, 2000, File No. 1-12387).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 10.24     --   Form of Indemnity Agreement entered into between the
                registrant and the following directors of the registrant:
                Paul Stecko, M. Kathryn Eickhoff and Dennis Severance
                (incorporated herein by reference from Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).
 10.25     --   Mark P. Frissora Special Appendix under Tenneco Automotive
                Inc. Supplemental Executive Retirement Plan (incorporated
                herein by reference from Exhibit 10.30 to the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                2000, File No. 1-12387).
 10.26     --   Letter Agreement dated as of June 1, 2001 between the
                registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form
                10-K for the year ended December 31, 2001, File No.
                1-12387).
 10.27     --   Tenneco Automotive Inc. 2002 Long-term Incentive Plan
                (incorporated herein by reference from Exhibit 10.27 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-12387).
 11        --   None.
*12        --   Computation of Ratio of Earnings to Fixed Charges.
*15        --   Letter Regarding Unaudited Interim Financial Information.
 18        --   None.
 19        --   None.
 22        --   None.
 23        --   None.
 24        --   None.
 99        --   None.

---------------
* Filed herewith