Form 10-K
period 2002-12-31
TENNECO AUTOMOTIVE INC
filed 2003-03-18
CIK 1024725

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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
6.70% Notes due 2005; 7.45% Debentures due 2025;              New York Stock Exchange
  9.20% Debentures due 2012; 10.20% Debentures due 2008
Common Stock, par value $.01 per share                        New York, Chicago, Pacific and
                                                              London Stock Exchanges
Preferred Share Purchase Rights                               New York, Chicago, Pacific and
                                                              London Stock Exchanges

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes   X       No ______

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

CLASS OF COMMON EQUITY AND NUMBER OF SHARES
  HELD BY NON-AFFILIATES AT JUNE 28, 2002        MARKET VALUE HELD BY NON-AFFILIATES*
-------------------------------------------      ------------------------------------
     Common Stock, 39,721,639 shares                         $262,162,817

-------------------------
* Based upon the closing sale price on the New York Stock Exchange Composite Tape for the Common Stock on June 28, 2002.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $.01 per share, 40,217,929 shares outstanding as of March 11, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                      PART OF THE FORM 10-K
                          DOCUMENT                                   INTO WHICH INCORPORATED
                          --------                                   -----------------------
Portions of Tenneco Automotive Inc.'s Definitive Proxy
  Statement
  for the Annual Meeting of Stockholders to be held May 13,
  2003                                                                      Part III

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

     Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include the following:

     Changes in consumer demand and prices could adversely impact our results. Demand for and pricing of our products are subject to economic conditions and other factors present in the various domestic and international markets where the products are sold. Demand for our original equipment ("OE") products is subject to the level of consumer demand for new vehicles that are equipped with our parts. The level of new car purchases is cyclical, affected by such factors as interest rates, consumer confidence, patterns of consumer spending and the automobile replacement cycle. Demand for our aftermarket, or replacement, products varies based upon such factors as the level of new vehicle purchases, which initially displaces demand for aftermarket products, the severity of winter weather, which increases the demand for certain aftermarket products, and other factors, including the average useful life of parts and number of miles driven.

     We may be unable to realize sales represented by our awarded business. The realization of future sales from awarded business is inherently subject to a number of important risks and uncertainties, including the number of vehicles that our OE customers will actually produce, the timing of that production and the mix of options that our OE customers and consumers may choose. For example, substantially all of our North American vehicle manufacturer customers slowed new vehicle production in 2001, with a slight increase in 2002. Given current economic conditions, we expect the North American light vehicle build to be approximately 16 million units in 2003, which is a slight decrease from 2002 levels. We also expect the European light vehicle production to decrease in 2003. In addition, our customers generally have the right to replace us with another supplier at any time for a variety of reasons and have increasingly demanded price decreases over the life of awarded business. Accordingly, we cannot assure you that we will in fact realize any or all of the future sales represented by our awarded business.

     In many cases, we must commit substantial resources in preparation for production under awarded OE business well in advance of the customer's production start date. In certain instances, the terms of our OE customer arrangements permit us to recover these pre-production costs if the customer cancels the business through no fault of our company. Although we have been successful in recovering these costs under appropriate circumstances in the past, we can give no assurance that our results of operations will not be materially impacted in the future if we are unable to recover these types of pre-production costs related to OE cancellation of awarded business. See Note 11 to the consolidated financial statements included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Environmental and Other Matters" included in Item 7 for a discussion of recent cost recovery discussions with one of our OE customers.

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

     Longer product lives of automotive parts are adversely affecting aftermarket demand for some of our products. The average useful life of automotive parts has steadily increased in recent years due to innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. As a result, a portion of sales in the aftermarket has been displaced. Additional increases in the average useful lives of automotive parts are likely to adversely affect the demand for our aftermarket products. Aftermarket sales represented approximately 26 percent of our net sales for 2002.

     We may incur material product warranty costs. From time to time, we receive product warranty claims from our customers, pursuant to which we may be required to bear costs of repair or replacement of certain of our products. Vehicle manufacturers are increasingly requiring their outside suppliers to guarantee or warrant their products and to be responsible for the operation of these component products in new vehicles under warranties offered to consumers. Warranty claims may range from individual customer claims to full recalls of all products in the field. For example, see "Management's Discussion and Analysis of Financial Condition and Results of Operations- Environmental and Other Matters," included in Item 7 for a description of some warranty reserves established in 2002. We cannot assure you that costs associated with providing product warranties will not be material, or that those costs will not exceed any amounts reserved for them in our financial statements. For a description of our accounting policies regarding warranty reserves, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies" included in Item 7.

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

     Furthermore, the trend toward consolidation among automotive parts suppliers is resulting in fewer, larger suppliers who benefit from purchasing and distribution economies of scale. If we cannot achieve cost savings and operational improvements sufficient to allow us to compete favorably in the future with these larger companies, our financial condition and results of operations could be adversely affected due to a reduction of, or inability to increase, sales.

     We are dependent on large customers for future revenues. We depend on major vehicle manufacturers for a substantial portion of our net sales. For example, during 2002, General Motors, Ford, Volkswagen, and DaimlerChrysler accounted for
19.8 percent, 13.3 percent, 10.1 percent, and 10.1 percent of our net sales, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may make fewer sales to these customers for a variety of reasons, including: (1) loss of awarded business; (2) reduced or delayed customer requirements; or (3) strikes or other work stoppages affecting production by the customers.

     We may not be able to successfully respond to the changing distribution channels for aftermarket products. Major automotive aftermarket retailers, such as AutoZone and Advance Auto Parts, are attempting to increase their commercial sales by selling directly to automotive parts installers in addition to individual consumers. These installers have historically purchased from their local warehouse distributors and jobbers, who are our more traditional customers. We cannot assure you that we will be able to maintain or increase aftermarket sales through increasing our sales to retailers. Furthermore, because of the cost focus of major retailers, we have occasionally been required to offer price concessions. Our failure to maintain or increase aftermarket sales, or to offset the impact of any reduced sales or pricing through cost improvements, could have an adverse impact on our business and operating results.

     We may be unable to compete favorably in the highly competitive automotive parts industry. The automotive parts industry is highly competitive. Although the overall number of competitors has decreased due to ongoing industry consolidation, we face significant competition within each of our major product areas. The principal competitive factors are price, quality, service, product performance, design and engineering capabilities, new product innovation, global presence and timely delivery. We cannot assure you that we will be able to continue to compete favorably in this competitive market or that increased competition will not have a material adverse effect on our business by reducing our ability to increase or maintain sales or profit margins.

     We may be unable to realize our business strategy of improving operating performance. We have either implemented or plan to implement strategic initiatives designed to improve our operating performance. The failure to achieve the goals of these initiatives could have a material adverse effect on our business, particularly since we rely on these initiatives to offset pricing pressures from our customers, as described above. We cannot assure you that we will be able to successfully implement or realize the expected benefits of any of these initiatives or that we will be able to sustain improvements made to date.

     We are subject to risks related to our international operations. We have manufacturing and distribution facilities in many regions and countries, including Australia, China, India, North America, Europe and South America, and sell our products worldwide. For 2002, about 45 percent of our net sales were derived from operations outside North America. International operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

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

     The financial condition and results of operations of some of our operating entities are reported in foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. dollar against these foreign currencies will have a positive effect on reported revenues and operating profit. For example, our European operations were positively impacted in 2002 due to the strengthening of the Euro against the U.S. dollar. Our South American operations were negatively impacted by the devaluation in 2000 of the Brazilian currency as well as by the devaluation of the Argentine currency in 2002. We do not generally seek to mitigate this translation effect through the use of derivative financial instruments.

     Changes in Prices of Raw Materials. Significant increases in the cost of certain raw materials used in our products, to the extent they are not timely reflected in the price we charge our customers or mitigated through long-term supply contracts, could adversely impact our results.

     Other Factors. In addition to the factors described above, we may be impacted by a number of other matters and uncertainties, including: (i) potential legislation, regulatory changes and other governmental actions, including the ability to receive regulatory approvals and the timing of such approvals; (ii) new technologies that reduce the demand for certain of our products or otherwise render them obsolete; (iii) our ability to integrate operations of acquired businesses quickly and in a cost effective manner; (iv) changes in distribution channels or competitive conditions in the markets and countries where we operate; (v) capital availability or costs, including changes in interest rates, market perceptions of the industries in which we operate or ratings of securities; (vi) increases in the cost of compliance with regulations, including environmental regulations, and environmental liabilities in excess of the amount reserved; (vii) changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative accounting principles generally accepted in the United States of America or policies; (viii) acts of war or terrorism and the impact of these acts on economic, financial and social conditions in the countries where we operate; and
(ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.

                               TABLE OF CONTENTS

                                   PART I
Item 1.    Business....................................................    1
             Tenneco Automotive Inc....................................    1
             Contributions of Major Businesses.........................    2
             Description of Our Business...............................    3
             Environmental Matters.....................................   20
Item 2.    Properties..................................................   20
Item 3.    Legal Proceedings...........................................   20
Item 4.    Submission of Matters to a Vote of Security Holders.........   21
Item 4.1.  Executive Officers of the Registrant........................   22
                                  PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   25
Item 6.    Selected Financial Data.....................................   26
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   29
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   51
Item 8.    Financial Statements and Supplementary Data.................   52
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  101
                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........  102
Item 11.   Executive Compensation......................................  102
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters..................  102
Item 13.   Certain Relationships and Related Transactions..............  102
Item 14.   Controls and Procedures.....................................  102
                                  PART IV
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................  103

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

     In a series of transactions commencing in January 1999 and culminating with the November 4, 1999 spin off to our shareholders of the common stock of Tenneco Packaging Inc., now known as Pactiv Corporation (the "1999 Spin-off"), we separated our packaging businesses from our automotive business. As a result of these 1999 transactions, our former specialty and paperboard packaging operating segments are presented as discontinued operations in certain of the accompanying financial statements.

     In March 2002, we amended our senior credit facility to revise the financial covenant ratios for 2002 through 2004, exclude from the calculation of our financial covenant ratios up to $60 million (before taxes) of charges and expenses related to cost reduction initiatives and allow us to enter into sale and leaseback transactions covering up to $200 million of our assets with the proceeds used to reduce senior debt and allowed us to exchange certain debt securities for common equity (to the extent we determine to pursue such actions in the future). Note 4 to the consolidated financial statements included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 have more information about our debt and the amendments to the senior credit facility.

     Our Internet address is www.tenneco-automotive.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as filed with or furnished to the Securities and Exchange Commission ("SEC"), available free of charge on our Internet website as soon as reasonably practicable after submission to the SEC. The contents of our website are not, however, a part of this report.

     Under the Sarbanes-Oxley Act of 2002, and rules recently adopted thereunder, we will be required to disclose in future annual reports on Form 10-K (i) whether the Audit Committee of our Board of Directors includes a "financial expert" who is "independent" for purposes of those provisions, (ii) specified information, beyond what is currently required to be disclosed, regarding fees paid to our independent public accountants and (iii) specified information regarding whether we maintain a code of ethics applicable to our chief executive officer and senior financial management. For information regarding the matters described in clauses (i) and (ii), above, see the section entitled "Report of Audit Committee" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2003. For information regarding the matter described in clause (iii), above, see "Directors and Executive Officers of the Registrant" included under Item 10 in this annual report on Form 10-K.

                       CONTRIBUTIONS OF MAJOR BUSINESSES

     For information concerning our operating segments, geographic areas and major products or groups of products, see Note 10 to the consolidated financial statements of Tenneco Automotive Inc. and Consolidated Subsidiaries included in
Item 8. The following tables summarize for each of our operating segments for the periods indicated: (i) net sales and operating revenues; (ii) earnings before interest expense, income taxes and minority interest ("EBIT"); and (iii) capital expenditures. You should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 for information about certain costs and charges included in our results.

NET SALES AND OPERATING REVENUES:

                                                       2002           2001           2000
                                                   ------------   ------------   ------------
                                                          (DOLLAR AMOUNTS IN MILLIONS)
North America....................................  $1,906    55%  $1,799    53%  $1,956    55%
Europe...........................................   1,254    36    1,305    39    1,292    37
Other............................................     352    10      318    10      348    10
Intergroup sales.................................     (53)   (1)     (58)   (2)     (68)   (2)
                                                   ------   ---   ------   ---   ------   ---
     Total.......................................  $3,459   100%  $3,364   100%  $3,528   100%
                                                   ======   ===   ======   ===   ======   ===

EBIT:

                                                       2002           2001           2000
                                                   ------------   ------------   ------------
                                                          (DOLLAR AMOUNTS IN MILLIONS)
North America....................................  $  129    76%  $   52    57%  $   68    57%
Europe...........................................      18    11       23    25       40    33
Other............................................      22    13       17    18       12    10
                                                   ------   ---   ------   ---   ------   ---
     Total.......................................  $  169   100%  $   92   100%  $  120   100%
                                                   ======   ===   ======   ===   ======   ===

CAPITAL EXPENDITURES:

                                                       2002           2001           2000
                                                   ------------   ------------   ------------
                                                          (DOLLAR AMOUNTS IN MILLIONS)
North America....................................  $   66    47%  $   50    39%  $   71    49%
Europe...........................................      56    41       64    50       59    40
Other............................................      16    12       13    11       16    11
                                                   ------   ---   ------   ---   ------   ---
     Total.......................................  $  138   100%  $  127   100%  $  146   100%
                                                   ======   ===   ======   ===   ======   ===

     Interest expense, income taxes, and minority interest that were not allocated to our operating segments are:

                                                                2002       2001       2000
                                                                ----       ----       ----
                                                                        (MILLIONS)
Interest expense (net of interest capitalized)..............    $141       $170       $186
Income tax expense (benefit)................................      (7)        51        (27)
Minority interest...........................................       4          1          2

                          DESCRIPTION OF OUR BUSINESS

     With 2002 revenues of over $3.4 billion, we are one of the world's largest producers of automotive emissions control and ride control systems and products. We serve both original equipment manufacturers and replacement markets worldwide through leading brands, including Monroe(R), Rancho(R) and Fric Rot(TM) ride control products and Walker(R) and Gillet(TM) emissions control products.

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

     Demand for automotive parts in the OE market is generally a function of the number of new vehicles produced, which in turn is a function of prevailing economic conditions and consumer preferences. In 2002, the number of light vehicles produced was 16.4 million in North America, and 19.3 million in Europe and 20.7 million in the rest of the world. Worldwide new light vehicle production is forecasted to increase to over 61.0 million in 2005 from approximately 56.4 million in 2002. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by further penetrating business with existing customers and by gaining new customers and markets. Companies with global presence and advanced technology, engineering, manufacturing and support capabilities, such as our company, are, we believe, well positioned to take advantage of these opportunities.

     Demand for aftermarket products is driven by the quality of OE parts, the number of vehicles in operation, the average age of the vehicle fleet, vehicle usage and the average useful life of vehicle parts. Although more vehicles are on the road than ever before, the aftermarket has experienced weakness due to improved quality of OE parts and increases in average useful lives of automotive parts as a result of technological innovation. In addition, the decline from 1995 to 2000 of the number of vehicles in the six to ten year-old vehicle segment (from 63.7 million to 56.8 million) -- when cars generally need first-line replacement parts such as those offered by us -- is also driving aftermarket softness. While we believe some opportunity exists for aftermarket replacements to increase as the newer vehicles recently put on the road increase into the six to ten year category, suppliers are increasingly being required to deliver innovative aftermarket products that upgrade the performance or safety of a vehicle's original components to drive aftermarket demand.

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

     GLOBAL CONSOLIDATION OF OE CUSTOMERS

     Given the trend in business combinations among vehicle manufacturers -- such as the DaimlerChrysler merger and Ford's acquisition of Volvo -- as well as the global OE expansion over the last decade, OEMs are increasingly requiring suppliers to provide parts on a global basis. As the customer base of OEMs has consolidated and emerging markets have become more important to achieving growth, suppliers must be prepared to provide products any place in the world.

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

     GLOBAL RATIONALIZATION OF OE VEHICLE PLATFORMS

     OE manufacturers are increasingly designing "global platforms". A global platform is a basic mechanical structure of a vehicle that can accommodate different features and is in production and/or development in more than one region. Thus, OE manufacturers can design one platform for a number of similar vehicle models. This allows manufacturers to realize significant economies of scale through limiting variations across items such as steering columns, brake systems, transmissions, axles, exhaust systems, support structures and power window and door lock mechanisms. We believe that this shift towards standardization will have a large impact on automotive parts suppliers, who should experience a reduction in production costs as OE manufacturers reduce variations in components. We also expect parts suppliers to experience higher production volumes per unit and greater economies of scale, as well as reduced total investment costs for molds, dies and prototype development. Light vehicle platforms of over one million units are expected to grow from 14 percent to 39 percent of global OE production from 1999 to 2006.

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

     Automotive parts customers are increasingly demanding technological innovation from suppliers to address more stringent emissions and other regulatory standards and to improve vehicle performance. To develop innovative products, systems and modules, we have invested $202 million over the past three years into engineering, research and development and we continuously seek to take advantage of our technology investments and brand strength by extending our products into new markets and categories. For example, we have developed several adaptive damping systems, which reduce undesirable vehicle motion. Also, we have developed the self-lubricating elastomer, which has the additional ability to reduce friction between moving components in a suspension system, thereby reducing noise and vibration. We plan to introduce our Tubular Integrated (catalytic) Converter (TIC) to major vehicle manufacturers in North America. We have also introduced new exhaust-valve technology for cylinder-deactivated engines.

     INCREASING ENVIRONMENTAL STANDARDS

     Automotive parts suppliers and OE manufacturers are designing products and developing materials to comply with increasingly stringent environmental requirements. Government regulations adopted over the past decade require substantial reductions in automobile tailpipe emissions, longer warranties on parts of an automobile's pollution control equipment and additional equipment to control fuel vapor emissions. Some of these regulations also mandate more frequent emissions and safety inspections for the existing fleet of vehicles. Manufacturers have responded by focusing their efforts towards technological development to minimize pollution. As a leading supplier of emissions control systems with strong technical capabilities, we believe we are well positioned to benefit from more rigorous environmental standards. For example, we have recently developed the diesel particulate filter which is designed to meet stricter air quality regulations in Europe. In our ride control product line, we have invested both in North America and Europe in new water-based paint systems to replace older solvent-based technology. These new water-based systems significantly reduce the amount of VOC's (volatile organic compounds) that are evaporated from the paint during the drying process.

    EXTENDED PRODUCT LIFE OF AUTOMOTIVE PARTS; DECLINING VEHICLE FLEET AGE

     The average useful life of automotive parts -- both OE and replacement -- has been steadily increasing in recent years due to innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. As a result, although more vehicles are on the road than ever before, the aftermarket has experienced weakness. In addition, the average age of the vehicle fleet on the road has been declining in the last several years, further contributing to softness in the aftermarket. Accordingly, a supplier's future viability in the aftermarket will depend, in part, on its ability to reduce costs and leverage its advanced technology and recognized brand names to maintain or achieve additional sales. As a Tier 1 OE supplier, we believe we are well positioned to leverage our products and technology into the aftermarket. Furthermore, we continue to believe some opportunity exists for replacement of certain parts to increase as the newer vehicles that have recently been put on the road increase in age to the six to ten year category.

     CHANGING AFTERMARKET DISTRIBUTION CHANNELS

     In North America, during the last decade, the number of retail automotive parts chains, such as AutoZone and Advance Auto Parts, has been growing while the number of traditional automotive parts stores ("jobbers") that sell to installers has been declining. From 1991 to 2001, the number of retail automotive parts stores increased from approximately 10,000 to approximately 15,000, while the number of jobbers has decreased from approximately 25,000 to approximately 19,000. As a result, the traditional three-step distribution channel (full-line warehouse, jobber, installer) is redefining itself through two-step distribution and continued formation of buying groups. In addition, since retailers are attempting to grow their commercial sales to automotive parts installers, they are increasingly adding premium brands to their product portfolios. This enables them to offer the option of a premium brand, which is often preferred by their commercial customers, or a standard product, which is often preferred by their retail customers. We believe we are well positioned to respond to this continuing aftermarket situation because of our focus on cost reduction and high-quality, premium brands.

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

     On the aftermarket side of our business, we launched in 2002 a global marketing campaign to educate consumers on the critical role shock absorbers and struts play in vehicle safety. This campaign concentrates on how these products affect the Safety Triangle -- steering, stopping and stability -- and emphasizes the need to replace worn shocks and struts for safe driving. We plan on expanding our marketing efforts in 2003 to educate both installers and consumers in North America and Europe.

ANALYSIS OF REVENUES

     The following table provides, for each of the years 2000 through 2002, information relating to our net sales, by primary product lines and customer categories.

                                                                        NET SALES
                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 2002      2001      2000
                                                                 ----      ----      ----
                                                                        (MILLIONS)
EMISSIONS CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................    $  359    $  387    $  445
  OE market.................................................     1,880     1,805     1,758
                                                                ------    ------    ------
                                                                 2,239     2,192     2,203
                                                                ------    ------    ------
RIDE CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................       549       548       610
  OE market.................................................       671       624       715
                                                                ------    ------    ------
                                                                 1,220     1,172     1,325
                                                                ------    ------    ------
     Total..................................................    $3,459    $3,364    $3,528
                                                                ======    ======    ======

BRANDS

     In each of our operating segments, we manufacture and market leading brand names. Monroe(R) ride control products and Walker(R) exhaust products are two of the most recognized brand names in the automotive parts industry. We emphasize product value differentiation with these and other key brands such as Monroe Sensa-Trac(R) and Reflex(R) (shock absorbers and struts), Quiet-Flow(R) (mufflers), DynoMax(R) (performance exhaust products), Rancho(R) (ride control products for the high performance light truck market) and Clevite(R) (elastomeric vibration control components).

CUSTOMERS

     We have developed long-standing business relationships with our customers around the world. In each of our operating segments, we work together with our customers in all stages of production, including design, development, component sourcing, quality assurance, manufacturing and delivery. With a balanced mix of OE and aftermarket products and facilities in major markets worldwide, we believe we are well-positioned to meet customer needs. We believe we have a strong, established reputation with customers for providing high-quality products at competitive prices, as well as for timely delivery and customer service.

     Worldwide we serve more than 25 different original equipment manufacturers, and our products or systems are included on five of the top 10 passenger car models produced in North America and Western Europe and nine of the top 10 light truck models produced in North America for 2002. During 2002, our OE customers included:

NORTH AMERICA           EUROPE                 ASIA
CAMI                    BMW                    First Auto Works
ClubCar                 DaimlerChrysler        DaimlerChrysler
DaimlerChrysler         Ford                   Ford
Ford                    General Motors/Opel    General Motors
Freightliner            Mitsubishi             Isuzu
General Motors          Nissan                 Nissan
Harley-Davidson         Paccar                 PSA-Peugeot/Citroen
Honda                   PSA-Peugeot/Citroen    Telco
Isuzu                   Porsche                Toyota
Navistar/International  Renault                TVS Motor Co.
Nissan                  Scania                 Volkswagen
Paccar                  Toyota
Volkswagen              Volkswagen
Volvo Truck/Mack        Volvo Truck
E-Z Go Car
                        AUSTRALIA
SOUTH AMERICA           Ford
DaimlerChrysler         General Motors/Holden
Ford                    Mazda
General Motors          Mitsubishi
Honda                   Navistar/International
Mitsubishi              Toyota
PSA Peugeot/Citroen     Club Car
Renault                 Volvo Truck
Scania
Volkswagen

     During 2002, our aftermarket customers were comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. These customers included such wholesalers and retailers as National Auto Parts Association (NAPA), Sears and Advance Auto Parts in North America and Temot and Auto Distribution International in Europe. We believe we have a balanced mix of aftermarket customers, with our top 10 aftermarket customers accounting for 33.9 percent of our total net aftermarket sales and only 8.9 percent of our total net sales for 2002.

     General Motors accounted for approximately 19.8 percent, 19.6 percent, and
16.6 percent of our net sales in 2002, 2001, and 2000, respectively, Ford accounted for approximately 13.3 percent, 10.6 percent and 13.5 percent of our net sales in 2002, 2001, and 2000, respectively, DaimlerChrysler accounted for approximately 10.1 percent, 10.4 percent, and 11.5 percent of our net sales in 2002, 2001, and 2000, respectively and Volkswagen accounted for approximately
10.9 percent and 10.1 percent of our net sales in 2002 and 2001, respectively. No other customer accounted for more than 10 percent of our net sales for those years.

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

SEASONALITY

     Our business is somewhat seasonal. OE manufacturers' production requirements are generally higher in the first three quarters of the year as compared to the fourth quarter. Last year, for example, this seasonality adversely affected our fourth quarter results of operations as compared to the first three quarters. We believe this seasonality is due, in part, to consumer demand for new vehicles softening during the holiday season and as a result of the winter months in North America and Europe. Also, the major North American OE manufacturers generally close their production facilities for the last two weeks of the year. Our aftermarket business also experiences seasonality. Demand for aftermarket products increases during the spring as drivers prepare for the summer driving season.

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

     We supply our emissions control offerings to over 15 auto-makers for use on over 100 vehicle models, including four of the top 10 passenger cars produced in North America and Western Europe and six of the top 10 light trucks produced in North America in 2002. With the acquisition of Heinrich Gillet GmbH & Co. in 1994, we also became one of Europe's leading OE emissions control systems suppliers.

     In the aftermarket, we manufacture, market and distribute replacement mufflers for virtually all North American, European, and Asian makes of light vehicles under brand names including Quiet-Flow(R), TruFit(R) and Aluminox(TM), in addition to offering a variety of other related products such as pipes and catalytic converters (Walker Perfection(R)). We also serve the specialty exhaust aftermarket, where our key offerings include Mega-Flow(TM) exhaust products for heavy-duty vehicle applications and DynoMax(R) high performance exhaust products.

     The following table provides, for each of the years 2000 through 2002, information relating to our sales of emissions control products and systems for certain geographic areas:

                                                                PERCENTAGE OF NET SALES
                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                2002      2001      2000
                                                                ----      ----      ----
UNITED STATES
  Aftermarket...............................................     20%       26%       26%
  OE market.................................................     80        74        74
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
FOREIGN SALES
  Aftermarket...............................................     13%       13%       16%
  OE market.................................................     87        87        84
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
TOTAL SALES BY GEOGRAPHIC AREA(A)
  United States.............................................     40%       36%       41%
  European Union............................................     40        44        40
  Canada....................................................     10        10         9
  Other areas...............................................     10        10        10
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===

---------------
(a) See Note 10 to the consolidated financial statements included under Item 8 for information about our foreign and domestic operations.

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

     We design, manufacture and distribute a variety of ride control products and systems. Our ride control offerings include:

     - Shock absorbers -- A broad range of mechanical shock absorbers and related components for light-and heavy-duty vehicles. We supply both twin-tube and monotube shock absorbers to vehicle manufacturers and the aftermarket;

     - Struts -- A complete line of struts and strut assemblies for light vehicles;

     - Vibration control components (Clevite(R)) -- Generally rubber-to-metal bushings and mountings to reduce vibration between metal parts of a vehicle. Our offerings include a broad range of suspension arms, rods and links for light- and heavy-duty vehicles;

     - Kinetic(R) roll control -- A suite of roll control, near equal wheel loading systems ranging from simple mechanical systems to complex hydraulic systems featuring proprietary and patented technology. The Kinetic technology was incorporated on the Citroen World Rally Car that is featured in the World Rally Championship 2003;

     - Advanced suspension systems -- Electronically adjustable shock absorbers and suspension systems that change performance based on vehicle inputs such as steering and braking; and

     - Other -- We also offer other ride control products such as load assist products, springs, steering stabilizers, adjustable suspension systems, suspension kits and modular assemblies.

     We supply our ride control offerings to over 25 vehicle-makers for use on over 150 vehicle models, including nine of the top 10 light truck models produced in North America for 2002. We also supply OE ride control products and systems to a range of heavy-duty and specialty vehicle manufacturers including Volvo, Mack Truck, Caterpillar, International Truck and Engine (Navistar), Freightliner, PACCAR and E-Z Go Car (golf carts).

     In the ride control aftermarket, we manufacture, market and distribute replacement shock absorbers for virtually all North American, European and Asian makes of light vehicles under several brand names including Gas Matic(R), Sensa-Trac(R), Monroe Reflex(R) and Monroe Adventure(R), as well as Clevite(R) for elastomeric vibration control components. We also sell ride control offerings for the heavy duty, off-road and specialty aftermarket, such as our Gas-Magnum(R) shock absorbers for the North American heavy-duty category.

     We entered the ride control product line in 1977 with the acquisition of Monroe Auto Equipment Company, which was founded in 1916 and introduced the world's first modern tubular shock absorber in 1930. When the term "Monroe" is used in this document it refers to our subsidiaries and affiliates that produce ride control products and systems.

     The following table provides, for each of the years 2000 through 2002, information relating to our sales of ride control equipment for certain geographic areas:

                                                                PERCENTAGE OF NET SALES
                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                2002      2001      2000
                                                                ----      ----      ----
UNITED STATES
  Aftermarket...............................................     45%       45%       42%
  OE market.................................................     55        55        58
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
FOREIGN SALES
  Aftermarket...............................................     47%       49%       51%
  OE market.................................................     53        51        49
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
TOTAL SALES BY GEOGRAPHIC AREA(A)
  United States.............................................     52%       50%       49%
  European Union............................................     27        27        27
  Canada....................................................      4         4         5
  Other areas...............................................     17        19        19
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===

---------------
(a) See Note 10 to the consolidated financial statements included under Item 8 for information about our foreign and domestic operations.

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

     For aftermarket sales and marketing, since 1996 we maintained a common team for both ride control and emissions control products that has been organized primarily by customer. Beginning in the first quarter 2001, the North American sales force was reorganized into brand-specific teams, with a separate group for Monroe(R), Rancho(R) and Walker(R). We sell aftermarket products through five primary channels of distribution: (1) the traditional three-step distribution system: full line warehouse distributors, jobbers and installers; (2) the specialty two-step distribution system: specialty warehouse distributors that carry only specified automotive product groups and installers; (3) direct sales to retailers; (4) direct sales to installer chains; and (5) direct sales to car dealers. Our aftermarket sales and marketing representatives cover all levels of the distribution channel, stimulating interest in our products and helping our products move through the distribution system. Also, to generate demand for our products from end-users, we run print and television advertisements and offer pricing promotions. We were one of the first parts manufacturers to offer business to business services to customers with TA-Direct, an on-line order entry and customer service tool. In addition, we maintain detailed web sites for each of the Walker(R), Monroe(R), Rancho(R) and DynoMax(R) brands and our heavy duty products.

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

  EMISSIONS CONTROL

     Our consolidated businesses operate 9 emissions control manufacturing facilities in the U.S. and 27 emissions control manufacturing facilities outside of the U.S. We operate 4 of these international facilities through joint ventures in which we own a controlling interest. We also operate 4 additional manufacturing facilities outside of the U.S. through 4 joint ventures in which we hold a noncontrolling interest. We operate 4 emissions control engineering and technical facilities worldwide and share 2 other such facilities with our ride control operations.

     Within each of our emissions control manufacturing facilities, operations are organized by component (muffler, catalytic converter, pipe, resonator, and manifold). Our manufacturing systems incorporate cell-based designs, allowing work-in-process to move through the operation with greater speed and flexibility. We continue to invest in plant and equipment to stay on top of the industry. For instance, in our

Harrisonburg, Virginia, aftermarket manufacturing facility, we have developed a completely automated production process that handles all facets of pipe production from tube milling to pipe bending.

     In an effort to further improve our OE customer service and position ourselves as a Tier-1 OE systems supplier, we have been developing our emissions control manufacturing operations into "just-in-time" or "JIT" systems. In this system, a JIT facility located close to our OE customer's manufacturing plant receives product components from both our manufacturing operations and independent suppliers, handles the module assembly and then ships products to the OEMs on an as-needed basis. To manage the JIT functions and material flow, we have advanced computerized material requirements planning systems linked with our customers' and supplier partners' resource management systems. We have 2 emissions control JIT assembly facilities in the United States and 12 in the rest of the world, including 3 that are operated through non-controlled joint ventures.

     During the 1990's, we expanded our converter and emission system design, development, test and manufacturing capabilities. Our engineering capabilities now include advanced predictive design tools, advanced prototyping processes and state-of-the-art testing equipment. This expanded technological capability makes us a "full system" integrator, supplying complete emissions control systems from the manifold to the tailpipe, to provide full emission and noise control. It also allows us to provide JIT delivery and, when feasible, sequence delivery of emissions control systems to meet customer production requirements. For 2003, we plan to introduce our new Tubular Integrated (catalytic) Converter (TIC) to major vehicle manufacturers in North America. We have also introduced new exhaust-valve technology for cylinder-deactivated engines.

     RIDE CONTROL

     Our consolidated businesses operate 9 ride control manufacturing facilities in the U.S. and 20 ride control manufacturing facilities outside the U.S. We operate 5 of these international facilities through joint ventures in which we own a controlling interest. We operate 4 engineering and technical facilities worldwide and share 2 other such facilities with Walker.

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

     As in the emissions control business, in an effort to further improve our OE customer service and position us as a Tier 1 OE module supplier, we have been developing our manufacturing operations into JIT systems. We have 2 JIT ride control assembly facilities in the United States and 3 additional JIT ride control facilities in the rest of the world.

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

This technology can be found in our premium quality Sensa-Trac(R) shock absorbers. In late 1997, we further enhanced this technology by adding the SafeTech(TM) fluon banded piston, which improves shock absorber performance and durability. In 1999, we introduced the Monroe Reflex(R) shock absorber, which incorporates our Impact Sensor(TM) device. This technology permits the shock absorber to automatically switch in milliseconds between firm and soft compression damping when the vehicle encounters rough road conditions, thus maintaining better tire-to-road contact and improving handling and safety.

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

     We believe our commitment to quality control and sound management practices and policies is demonstrated by our successful participation in the International Standards Organization/Quality Systems certification process (ISO/QS). ISO/QS certifications are yearly audits that certify that a company's facilities meet stringent quality and business systems requirements. Without either ISO or QS certification, we would not be able to supply OEMs locally or globally. Of those manufacturing facilities where we have determined that ISO 9000 certification is required or would provide us with an advantage in securing additional business, approximately 95 percent have achieved ISO 9000 certification and we are pursuing certification of the remaining five percent. Of those manufacturing facilities where we have determined that QS certification is required to service our customers or would provide us with an advantage in securing additional business, approximately 91 percent have achieved QS-9000 certification, and we are pursuing certification of the remaining nine percent.

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

     For example, in late 1998, we reached an agreement with Ohlins Racing A.B. to jointly develop advanced, electronically controlled suspension damping systems which decrease spring movement, and in 2001 Volvo selected a system designed pursuant to our agreement with Ohlins for use in Volvo's P202R model. In February 2002, we entered into an agreement with Vibracoustic GmbH & Co. to develop a pneumatic spring shock absorber (or "Luft Feder Dampfer") system for automotive vehicle and other applications.

    LEVERAGE AFTERMARKET BRAND NAMES

     We manufacture and market leading brand name products. Monroe(R) ride control products and Walker(R) emissions control products, which have been offered to consumers for over 50 years, are two of the most recognized brand name products in the automotive parts industry. We continue to emphasize product value differentiation with these brands and our other primary brands, including:

     - The Monroe Reflex(R) shock absorber which features an Impact Sensor(TM) device to maintain better tire-to-road contact and improve handling and safety under rough road conditions;

     - The Monroe Sensa-Trac(R) line of shock absorbers, that has been enhanced by the SafeTec(TM) system technology which incorporates a fluon banded piston to improve performance and durability;

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

     - Walker Perfection(TM) catalytic converters;

     - Clevite(R) elastomeric vibration control components, which are primarily rubber products used to reduce vibration through "cushioning" a connection or contact point; and

     - In European markets, Walker(TM) and Aluminox(TM) mufflers.

     We are capitalizing on our brand strength by incorporating newly acquired product lines within existing product families. We believe brand equity is a key asset in a time of customer consolidation and merging channels of distribution.

    ACHIEVE GREATER CONTENT PER VEHICLE

     With increasingly stricter emissions regulations forecasted, we believe that available emissions control content per light vehicle for all parts suppliers will rise over the next several years as a result of the introduction of multiple catalytic converters per vehicle and heat exchangers. Further, we believe that consumers' greater emphasis on automotive safety could also allow available ride control content per light vehicle for all parts suppliers to rise over the next several years for luxury and performance vehicles featuring state-of-the-art ride control technologies, and that modular ride control assemblies also represent an opportunity to increase vehicle content. We plan to take advantage of these trends by leveraging our existing position on many top-selling vehicle platforms and by continuing to enhance our modular/systems capabilities.

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

    IMPLEMENT ADVANCED MANAGEMENT INITIATIVES: BOS, SIX SIGMA AND EVA(R)

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

     In late 1999, we engaged Stern Stewart & Co. to assist us in implementing Economic Value Added (EVA)(1), a financial tool that more effectively measures how well we employ our capital resources. We have linked the successful application of this management discipline to our incentive compensation program.

    MAINTAIN OPERATING COST LEADERSHIP

     In addition to implementing BOS, Six Sigma and EVA(R), we intend to continue to reduce costs by:

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

     - In December 1999, we implemented a supplemental restructuring plan which involved: the closure in Europe of a ride control manufacturing facility and an exhaust just-in-time plant and the closure or downsizing of four aftermarket distribution centers; the closure in North America of an exhaust manufacturing facility; and the elimination of a total of approximately 780 positions worldwide. This restructuring was completed in 2002.

     - In October 2000, we put in place an additional restructuring plan, which called for the consolidation of our North American aftermarket exhaust production at one plant and a salaried workforce reduction of 700 positions worldwide. This restructuring was completed in 2002. We have executed the plan more efficiently than initially anticipated and as a result have reversed $2 million of the original charge to income in the fourth quarter of 2002.

     - In December 2000, we realigned our North American original equipment business around its two major product areas--ride control and emissions control--and consolidated our program management resources to original equipment manufacturers under a single global team. We also realigned our Japanese original equipment business operations by integrating it with our former international vehicle and emerging market units into a single international group.

---------------

(1) EVA(R) is a registered trademark of Stern Stewart & Co.

     - In January 2001, we undertook a separate initiative to eliminate an additional 405 salaried positions worldwide, 215 of which were taken immediately. This cost-reduction plan was completed in 2002. We executed the plan more efficiently than initially anticipated and as a result reversed $1 million of the original charge to income in the fourth quarter of 2002.

     - In December 2001, we began implementing Project Genesis, an initiative designed to optimize our global manufacturing, distribution and logistics footprint. Pursuant to the first phase of this initiative, we closed eight facilities, consolidated or rearranged 20 others to improve work flow and moved production assets among some of our plants. We also reduced our total workforce by 17 percent. We have executed the plan more efficiently than initially anticipated and as a result have reversed $6 million of the original charge to income in the fourth quarter of 2002. We expect to complete the first phase of this initiative in the first half of 2003. Future phases of this initiative, which have not yet been finalized, will require approval by our Board of Directors and, depending upon the costs of the plans, could require approval by our senior lenders.

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

     Our initiatives in this area include:

     - In January 2000, we launched our TAsupplier.com website which provides our North American vendors with on-line access to our supplier and quality manuals. Multi-language versions of our supplier manuals were put on-line for our European and South American vendors in July 2000. In 2000, we also upgraded our South American website to allow our vendors to view forecasts, shipment releases and report cards online.

     - In May 2000, we launched one of the industry's first on-line aftermarket customer order management systems -- www.ta-direct.com -- that allows customers to place and track orders 24 hours a day. The site streamlines purchasing by providing immediate order placement, pricing, stock and order status, and shipment tracking. We currently have over 800 customers registered to use the system, which generates almost 2,500 inquiries per month. During 2002, we extended ta-direct to ride control, enabling all of our North American aftermarket customers to place orders on line.

     - In September 2000, we acquired a minority interest in TecCom GmbH, a German e-commerce company founded by a consortium of 20 automotive parts suppliers. TecCom was formed to provide an on-line aftermarket customer order management system for the European market. We currently have 117 customers connected through TecCom.

     - In August 2001, we launched a website which permits engineers from our company and General Motors to view and update data required to create new elastomer products.

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

    RIDE CONTROL

     - In 1997, we entered into a joint venture which resulted in our acquisition of majority ownership of Armstrong, a leading South African manufacturer of ride control products. In 2000, we increased our ownership interest in this joint venture to 74.9 percent.

     - In early 1998, we entered into an agreement with Ohlins Racing AB, a Swedish ride control system manufacturer to jointly develop advanced, electronically controlled suspension dampening systems which decrease spring movement.

     - In early 1999, we completed the acquisition of Kinetic Ltd., an Australian suspension engineering company with advanced roll control technology.

     - In July 2001, we entered into a strategic alliance with Tokico Ltd., a leading Japanese ride control supplier, through which the companies are to jointly evaluate, bid on and obtain awards for OE supply of certain ride control products for use on "global" platforms requiring significant Japan-based engineering and/or manufacturing support. The goal of the alliance is to bring together our global manufacturing footprint and customer relationships with Tokico's expertise and customer relationships with Japanese OEs.

     - In February 2002, we entered into a cooperation agreement with Vibracoustic GmbH & Co. KG, a German manufacturer of pneumatic spring and related systems, pursuant to which the companies plan to work together to develop a pneumatic spring shock absorber or "Luft-Feder-Dampfer" system for automotive vehicle and other technical applications.

OTHER

     As of December 31, 2002, we had approximately 20,000 employees, approximately 54 percent of which are covered by collective bargaining agreements and approximately 28 percent of which are governed by European works councils. Several of our existing labor agreements, including those covering plants in Spain, Belgium, France, the United Kingdom and the United States, are scheduled for renegotiation in 2003. We regard our employee relations as generally satisfactory.

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

                             ENVIRONMENTAL MATTERS

     We estimate that we and our subsidiaries will make capital expenditures for environmental matters of approximately $3 million in 2003 and approximately $2 million in 2004.

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

     Walker's consolidated businesses operate 9 manufacturing facilities in the U.S. and 27 manufacturing facilities outside of the U.S., operate 4 engineering and technical facilities worldwide and share 2 other such facilities with Monroe. Eleven of these manufacturing plants are JIT facilities. Walker operates four additional manufacturing facilities outside of the U.S. through four non-controlled joint ventures, 3 of which are JIT facilities.

     Monroe's consolidated businesses operate 9 manufacturing facilities in the U.S. and 20 manufacturing facilities outside the U.S., operate 4 engineering and technical facilities worldwide and share 2 other such facilities with Walker. Five of these manufacturing plants are JIT facilities.

     The above described manufacturing locations outside of the U.S. are located in Canada, Mexico, Belgium, Spain, the United Kingdom, the Czech Republic, South Africa, France, Sweden, Germany, Poland, Portugal, Argentina, Brazil, Australia, New Zealand, China, Thailand, and India. We also have sales offices located in Australia, Argentina, Brazil, Canada, India, Italy, Japan, Poland, Russia, Singapore, Thailand and Sweden.

     We own approximately one half of the properties described above and lease the other half. We hold nine of the above-described international manufacturing facilities through eight joint ventures in which we own a controlling interest. In addition, we hold four others through four joint ventures in which we own a non-controlling interest. We also have distribution facilities at our manufacturing sites and at a few offsite locations, substantially all of which we lease.

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

ITEM 3. LEGAL PROCEEDINGS.

     As of December 31, 2002, we are designated as a potentially responsible party in three Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $14 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision, as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We undertook a third-party evaluation of estimated environmental remediation costs at one of our facilities beginning in 2000. The evaluation was initiated as a result of testing that indicated the potential underground migration of some contaminants beyond our facility property. We completed and analyzed the results of our evaluation of contamination and migration from that facility. We initially increased the reserve by $3 million in the fourth quarter of 2000 related to on-site remediation activities and $5 million in the first quarter of 2001 following evaluation of needed off-site remediation activities. However, after further investigation of alternative remediation technologies, we were able to identify a more efficient technology and therefore reduced the reserve by $4 million in the fourth quarter of 2001. There have been no significant changes in the reserve for 2002.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     As previously discussed, from time to time we are subject to product warranty claims whereby we are required to bear costs of repair or replacement of certain of our products. Warranty claims may range from individual customer claims to full recalls of all products in the field. In the second quarter 2002, based on available facts and data at the time, we increased our warranty reserve in the amount of $1 million for recently identified warranty issues. Based on our investigations and achievement of other commercial resolutions of these issues since that time, we presently believe that future costs or charges, if any, related to these issues will not be material to our consolidated financial position or results of operations.

     We also from time to time are involved in legal proceedings or claims that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to vigorously defend ourselves against all of these claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. On the other hand, we are experiencing an increasing number of these claims, likely due to bankruptcies of major asbestos manufacturers. We vigorously defend ourselves against these claims as part of our ordinary course of business. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the vote of security holders during the fourth quarter of 2002.

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following provides information concerning the persons who serve as our executive officers as of March 1, 2003. Each of these individuals, other than Kenneth Trammell, Hari Nair, Brent Bauer, Neal Yanos, and Paul Schultz were named as executive officers of our company effective November 4, 1999, the day of the 1999 Spin-off, at which time our then-existing executive officers resigned. Mr. Trammell was made an executive officer in December 1999. Mr. Yanos became an executive officer in December 2000, Mr. Nair was made an executive officer in January 2001, Mr. Bauer became an executive officer in July 2001, and Mr. Shultz became an executive officer in April 2002. Prior to becoming our executive officers, many of these individuals had served in our automotive operations. Accordingly, for periods prior to November 4, 1999, references to service to "us" or "our company" reflect services to Old Tenneco's automotive operations.

                    NAME (AND AGE AT
                   DECEMBER 31, 2002)                                     OFFICES HELD
                   ------------------                     --------------------------------------------
Mark P. Frissora (47)...................................  Chairman, President and Chief Executive
                                                          Officer
Timothy R. Donovan (47).................................  Executive Vice President, General Counsel
                                                          and Managing Director -- International
Hari N. Nair (42).......................................  Executive Vice President and Managing
                                                          Director -- Europe
Mark A. McCollum (43)...................................  Senior Vice President and Chief Financial
                                                          Officer
Richard P. Schneider (55)...............................  Senior Vice President -- Global
                                                          Administration
Timothy E. Jackson (46).................................  Senior Vice President -- Global Technology
Paul Schultz (52).......................................  Senior Vice President -- Global Supply Chain
                                                          Management
David G. Gabriel (44)...................................  Senior Vice President and General Manager --
                                                          North American Aftermarket
Brent Bauer (47)........................................  Senior Vice President and General Manager --
                                                          North American Original Equipment Emissions
                                                          Control
Neal Yanos (41).........................................  Vice President and General Manager -- North
                                                          American Original Equipment Ride Control
Kenneth R. Trammell (42)................................  Vice President and Controller

     MARK P. FRISSORA -- Mr. Frissora became our Chief Executive Officer in connection with the 1999 Spin-off and has been serving as President of the automotive operations since April 1999. In March 2000, he was also named our Chairman. From 1996 to April 1999, he held various positions within our automotive operations, including Senior Vice President and General Manager of the worldwide original equipment business. Mr. Frissora joined our company in 1996 from AeroquipVickers Corporation, where he served since 1991 as a Vice President. In the 15 years prior to joining AeroquipVickers, he spent 10 years with General Electric and 5 years with Philips Lighting Company in management roles focusing on product development and marketing. He is a member of The Business Roundtable and the World Economic Forum's Automotive Board of Governors. He is also a director of NCR Corporation.

     TIMOTHY R. DONOVAN -- Mr. Donovan was named Managing Director of our International Group in May 2001 with responsibility for all operations in Asia and South America, as well as our Japanese OE business worldwide. He was named Senior Vice President and General Counsel of our company in August 1999. He was promoted to Executive Vice President in December 2001. Mr. Donovan also is in charge of our worldwide Environmental, Health and Safety Program. Mr. Donovan was a partner in the law firm of Jenner & Block from 1989 until his resignation in September 1999, and most recently served as the Chairman of Jenner & Block's Corporate and Securities Department and as a member of its Executive Committee. He is also a director of John B. Sanfilippo & Son, Inc. and is a member of its compensation committee and is the Chairman of its Audit Committee.

     HARI N. NAIR -- Mr. Nair was named our Executive Vice President and Managing Director -- Europe effective June 2001. Previously he was Senior Vice President and Managing Director -- International. Prior to December 2000, Mr. Nair was the Vice President and Managing Director -- Emerging Markets. Previously, Mr. Nair was the Managing Director for Tenneco Automotive Asia, based in Singapore and responsible for all operations and development projects in Asia. He began his career with Tenneco Inc. in 1987, holding various positions in strategic planning, marketing, business development, quality and finance. Prior to joining Tenneco, Mr. Nair was a senior financial analyst at General Motors Corp. focusing on European operations.

     MARK A. MCCOLLUM -- Mr. McCollum joined our automotive operations in April 1998. Prior to that he served as Tenneco Inc.'s Vice President, Corporate Development and was responsible for executing strategic transactions in both the automotive and packaging businesses. From January 1995 to April 1998, he served in various capacities for Tenneco Inc., including Vice President, Financial Analysis and Planning and Corporate Controller. Before that, Mr. McCollum spent 14 years with the international public accounting firm of Arthur Andersen LLP, serving as an audit and business advisory partner of the company's worldwide partnership from 1991 to December 1994. He is also a director of Butler Manufacturing Company.

     RICHARD P. SCHNEIDER -- Mr. Schnieder was named as our Senior Vice President -- Global Administration in connection with the 1999 Spin-Off and is responsible for the development and implementation of human resources programs and policies and employee communications activities for our worldwide operations. Prior to the 1999 Spin-Off, Mr. Schneider served as our Vice President -- Human Resources. He joined us in 1994 from International Paper Company where, during his 20 year tenure, he held key positions in labor relations, management development, personnel administration and equal employment opportunity.

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

     PAUL SCHULTZ -- Mr. Schultz was named our Senior Vice President -- Global Supply Chain Management in April 2002. Prior to joining the company, Mr. Schultz was the Vice President, Supply Chain Management at Ingersoll-Rand Company. Mr. Schultz joined Ingersoll-Rand in 1998 as Vice President, Strategic Sourcing for their joint venture company, Ingersoll Dresser Pump. He was later promoted to Vice President, Manufacturing Operations, where he successfully introduced and led the Six Sigma initiative. Prior to joining Ingersoll-Rand, Mr. Schultz was with AlliedSignal (now Honeywell International) where he served for 25 years in staff and management positions. Most recently, he was Corporate Director, Global Commodity Management.

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

     BRENT BAUER -- Mr. Bauer joined Tenneco Automotive in August 1996 as a Plant Manager and was named Vice President and General Manager -- European Original Equipment Emission Control in September 1999. Mr. Bauer was named Vice President and General Manager -- European and North

American Original Equipment Emission Control in July 2001. Currently, Mr. Bauer serves as the Vice President and General Manager -- North American Original Equipment Emission Control. Prior to joining Tenneco, he was employed at AeroquipVickers Corporation for 10 years in positions of increasing responsibility serving most recently as Director of Operations.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our outstanding shares of common stock, par value $.01 per share, are listed on the New York, Chicago, Pacific and London Stock Exchanges. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on the New York Stock Exchange Composite Transactions Tape.

                                                               SALES PRICES
                                                              --------------
QUARTER                                                       HIGH      LOW
-------                                                       ----      ---
2002
  1st.......................................................  $4.10    $1.90
  2nd.......................................................   6.75     3.82
  3rd.......................................................   8.32     3.50
  4th.......................................................   5.97     3.28
2001
  1st.......................................................  $4.25    $2.62
  2nd.......................................................   4.49     2.40
  3rd.......................................................   5.45     1.86
  4th.......................................................   2.30     1.35

     As of March 11, 2003, there were approximately 54,776 holders of record of our common stock, including brokers and other nominees.

     The declaration of dividends on our common stock is at the discretion of our Board of Directors. The Board has not adopted a dividend policy as such; subject to legal and contractual restrictions, its decisions regarding dividends are based on all considerations that in its business judgment are relevant at the time. These considerations may include past and projected earnings, cash flows, economic, business and securities market conditions and anticipated developments concerning our business and operations.

     We are highly leveraged and restricted with respect to the payment of dividends under the terms of our financing arrangements. On January 10, 2001, we announced that our Board of Directors eliminated the regular quarterly dividend on the Company's common stock. The Board took this action in response to then-current industry conditions, primarily greater than anticipated production volume reductions by original equipment manufacturers in North America and continued softness in the global aftermarket. We have not paid dividends on our common stock since the fourth quarter of 2000. There are no current plans to reinstate a dividend on our common stock, as management intends to retain any earnings for use in our business for the forseeable future. For additional information concerning our payment of dividends, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL DATA.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                    YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
                                                2002(A)       2001(A)       2000(A)       1999(A)       1998(A)
                                                -------       -------       -------       -------       -------
                                                         (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENTS OF INCOME DATA:
  Net sales and operating revenues from
    continuing operations --
    North America..........................    $    1,906    $    1,799    $    1,956    $    1,749    $    1,670
    Europe.................................         1,254         1,305         1,292         1,273         1,278
    Other..................................           352           318           348           297           316
    Intergroup sales.......................           (53)          (58)          (68)          (59)          (45)
                                               ----------    ----------    ----------    ----------    ----------
                                               $    3,459    $    3,364    $    3,528    $    3,260    $    3,219
                                               ==========    ==========    ==========    ==========    ==========
  Income from continuing operations before
    interest expense, income taxes, and
    minority interest --
    North America..........................    $      129    $       52    $       68    $      166    $       58
    Europe.................................            18            23            40            44           155
    Other..................................            22            17            12           (62)           14
                                               ----------    ----------    ----------    ----------    ----------
         Total.............................           169            92           120           148           227
  Interest expense (net of interest
    capitalized)(b)........................           141           170           186           106            69
  Income tax expense.......................            (7)           51           (27)           82            13
  Minority interest........................             4             1             2            23            29
                                               ----------    ----------    ----------    ----------    ----------
  Income (loss) from continuing
    operations.............................            31          (130)          (41)          (63)          116
  Income (loss) from discontinued
    operations, net of income tax(c).......            --            --            --          (208)          139
  Extraordinary loss, net of income
    tax(d).................................            --            --            (1)          (18)           --
  Cumulative effect of changes in
    accounting principles, net of income
    tax(e).................................          (218)           --            --          (134)           --
                                               ----------    ----------    ----------    ----------    ----------
  Net income (loss)........................    $     (187)   $     (130)   $      (42)   $     (423)   $      255
                                               ==========    ==========    ==========    ==========    ==========
  Average number of shares of common stock
    outstanding
    Basic..................................    39,795,481    37,779,837    34,735,766    33,480,686    33,701,115
    Diluted................................    41,667,815    38,001,248    34,906,825    33,656,063    33,766,906
  Earnings (loss) per average share of
    common stock --
    Basic:
      Continuing operations................    $     0.78    $    (3.43)   $    (1.18)   $    (1.87)   $     3.45
      Discontinued operations(c)...........            --            --            --         (6.23)         4.13
      Extraordinary loss(d)................            --            --          (.02)         (.55)           --
      Cumulative effect of changes in
         accounting principles(e)..........         (5.48)           --            --         (3.99)           --
                                               ----------    ----------    ----------    ----------    ----------
                                               $    (4.70)   $    (3.43)   $    (1.20)   $   (12.64)   $     7.58
                                               ==========    ==========    ==========    ==========    ==========
    Diluted:
      Continuing operations................    $     0.74    $    (3.43)   $    (1.18)   $    (1.87)   $     3.44
      Discontinued operations(c)...........            --            --            --         (6.23)         4.12
      Extraordinary loss(d)................            --            --          (.02)         (.55)           --
      Cumulative effect of changes in
         accounting principles(e)..........         (5.48)           --            --         (3.99)           --
                                               ----------    ----------    ----------    ----------    ----------
                                               $    (4.74)   $    (3.43)   $    (1.20)   $   (12.64)   $     7.56
                                               ==========    ==========    ==========    ==========    ==========
  Cash dividends per common share..........    $       --    $       --    $      .20    $     4.50    $     6.00

                                                                    YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
                                                2002(A)       2001(A)       2000(A)       1999(A)       1998(A)
                                                -------       -------       -------       -------       -------
                                                 (DOLLAR AMOUNT IN MILLIONS EXCEPT SHARE, PER SHARE, AND RATIO
                                                                            AMOUNTS)
BALANCE SHEET DATA:
  Net assets of discontinued
    operations(c)..........................    $       --    $       --    $       --    $       --    $    1,739
  Total assets.............................         2,504         2,681         2,886         2,943         4,759
  Short-term debt(b).......................           228           191            92            56           304
  Long-term debt(b)........................         1,217         1,324         1,435         1,578           671
  Debt allocated to discontinued
    operations(b)..........................            --            --            --            --         2,456
  Minority interest........................            19            15            14            16           407
  Shareholders' equity.....................           (94)           74           330           422         2,504
STATEMENT OF CASH FLOWS DATA:
  Net cash provided (used) by operating
    activities.............................    $      188    $      141    $      234    $     (254)   $      532
  Net cash (used) by investing
    activities.............................          (107)         (126)         (157)       (1,188)         (754)
  Net cash provided (used) by financing
    activities.............................           (73)            3          (123)        1,495           216
  Cash flow(h).............................           253           209           281           169           124
  Capital expenditures for continuing
    operations.............................           138           127           146           154           195
OTHER DATA:
  EBITDA(f)................................    $      313    $      245    $      271    $      292    $      377
  Ratio of earnings to fixed charges(g)....           1.2            .6            .6           1.0           2.2

-------------------------

NOTE: Our financial statements for the three years ended December 31, 2002, which are discussed in the following notes, are included in this Form 10-K under
Item 8.

(a) For a discussion of the significant items affecting comparability of the financial information for the years ended 2002, 2001 and 2000, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have reduced revenues for 2000, 1999 and 1998 by $21 million, $19 million, and $18 million, respectively, to reflect the reclassification of certain sales incentives that were previously shown in selling, general and administrative expense. You should read Note 1 to the financial statements, appearing in Item 8, for further information about this required accounting change.

(b) Debt amounts for 1998 and for 1999 through November 4, 1999 are net of allocations of corporate debt to the net assets of our discontinued specialty packaging and paperboard packaging segments. Interest expense for periods presented is net of interest expense allocated to income from discontinued operations. These allocations of debt and related interest expense are based on the ratio of our investment in the specialty packaging and paperboard packaging segments' respective net assets to our consolidated net assets plus debt.

(c) Discontinued operations reflected in the above periods consist of our (1) specialty packaging segment, which was discontinued in August 1999 and (2) paperboard packaging segment, which was discontinued in June 1999.

(d) Represents our costs related to prepayment of debt, the 1999 loss recognized in connection with the contribution of the containerboard assets to a new joint venture, and in 2000 the 1999 loss recognized in the spin-off of Tenneco Packaging Inc.

(e) In 2002, we adopted Statement of Financial Accounting Standards No. 142 which changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. In 1999, we implemented the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." In addition, effective January 1, 1999, we changed our method of accounting for customer acquisition costs from a deferred method to an expense-as-incurred method. You should also read the notes to the financial statements of Tenneco Automotive Inc. and Consolidated Subsidiaries, appearing in Item 8, for additional information.

(f) EBITDA represents income before extraordinary item, cumulative effect of change in accounting principle, interest expense, income taxes, minority interest and depreciation and amortization. EBITDA is not a calculation based upon generally accepted accounting principles. The amounts included in the EBITDA calculation, however, are derived from amounts included in the historical statements of income data. In addition, EBITDA should not be considered as an alternative to net income or operating income as an indicator of our operating performance, or as an alternative to operating cash flows as a measure of liquidity. We have reported EBITDA because we regularly review EBITDA as a measure of our company's ability to incur and service debt. In addition, we believe our debt holders utilize and analyze our EBITDA for similar purposes. We also believe EBITDA assists investors in comparing a company's performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon many factors. However, the EBITDA measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation. EBITDA is derived from the statements of income as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------------
                                                      2002       2001       2000       1999       1998
                                                     -------    -------    -------    -------    -------
                                                                         (MILLIONS)
Income before interest expense, income taxes, and
  minority interest..............................     $169       $ 92       $120       $148       $227
Depreciation and amortization....................      144        153        151        144        150
                                                      ----       ----       ----       ----       ----
Total EBITDA.....................................     $313       $245       $271       $292       $377
                                                      ====       ====       ====       ====       ====

(g) For purposes of computing this ratio, earnings generally consist of income from continuing operations before income taxes and fixed charges excluding capitalized interest. Fixed charges consist of interest expense, the portion of rental expense considered representative of the interest factor and capitalized interest. For the years ended December 31, 2001 and 2000, earnings were insufficient by $80 million and $74 million, respectively, to cover fixed charges. See Exhibit 12 to this Form 10-K for the calculation of this ratio.

(h) The amounts included in the cash flow calculation are the sum of cash provided before financing activities, cash paid during the year for interest, and cash paid during the year for taxes as shown in the historical statements of cash flow. We have reported cash flow because we regularly review cash flow as a measure of cash generated by our business to meet our debt and tax obligations. In addition, we believe our debt holders and others analyze our cash flow for similar purposes. We also believe that cash flow assists investors in understanding our ability to meet our obligations. Cash flow is derived from the statements of cash flows as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------------
                                                      2002       2001       2000       1999       1998
                                                     -------    -------    -------    -------    -------
                                                                         (MILLIONS)
Net cash provided (used) before financing
  activities.....................................     $ 81       $ 15       $ 77       $(228)     $215
Cash paid during the year for interest...........      145        177        186         260       259
Cash paid during the year for taxes..............       27         17         18         137        80
                                                      ----       ----       ----       -----      ----
Cash Flow........................................     $253       $209       $281       $ 169      $124
                                                      ====       ====       ====       =====      ====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     As you read the following review of our financial condition and results of operations, you should also read our financial statements and related notes beginning on page 55.

BACKGROUND

     Tenneco Automotive Inc. is one of the world's leading manufacturers of automotive emissions control and ride control products for both the original equipment ("OE") market and aftermarket. We completed the separation of our packaging business in a series of transactions during 1999, culminating in the spin-off to our shareholders of the common stock of Pactiv Corporation (formerly known as Tenneco Packaging Inc.) on November 4, 1999.

YEARS 2002 AND 2001

  OPERATING UNITS RESULTS

     Net Sales and Operating Revenues

                                                             2002     2001    % CHANGE
                                                            ------   ------   --------
                                                              (MILLIONS)
North America.............................................  $1,898   $1,790       6%
Europe....................................................   1,221    1,266      (4)
Rest of World.............................................     340      308      10
                                                            ------   ------
                                                            $3,459   $3,364       3
                                                            ======   ======

     Revenues from our North American operations increased $108 million in 2002 compared to the same period last year. Higher sales from the original equipment business were partially offset by aftermarket volume softness in both product lines, primarily in the fourth quarter. Total North American OE revenues increased 10 percent to $1,407 million in 2002 due to higher volumes and increased catalytic converter sales that are passed through to our customers. OE exhaust revenues were up 11 percent in 2002 primarily due to increased volumes and higher pass-through sales. These "pass-through" catalytic converter sales occur when, at the direction of our OE customers, we purchase catalytic converters or components from suppliers, use them in our manufacturing process, and sell them as part of the completed system. OE ride control revenues for 2002 increased 10 percent, driven by increased volumes in both the light vehicle and heavy-duty market. Total OE revenues, excluding $323 million of pass-through sales, increased 8 percent in 2002, while North American light vehicle production increased approximately 6 percent over 2001. Our revenue increase was greater than the build rate increase as a result of the introduction of new platforms, on which we are a supplier, ramping up and outpacing the overall build rate. Aftermarket revenues for North America were $491 million for 2002, representing a decrease of 5 percent compared to the prior year. Aftermarket ride control revenues increased one percent in 2002, as a result of new customer additions in the second half of 2001 and the first quarter of 2002 offsetting overall softness in the ride control aftermarket, particularly in the second half of 2002. Aftermarket exhaust revenues declined 14 percent in 2002 reflecting an overall market decline in the exhaust business. Partially offsetting the volume decreases were price increases in both product lines and a shift toward premium products which positively impacted revenues by $8 million in 2002.

     Our European segment's revenues decreased $45 million or 4 percent in 2002 compared to the prior year. Total OE revenues were $910 million for 2002. OE exhaust revenues declined 8 percent to $723 million from $786 million the prior year. Excluding a $59 million decrease in pass-through sales and a $39 million net increase due to strengthening currency, OE exhaust revenues declined 8 percent. OE ride control revenues increased to $187 million or 6 percent, from $176 million for 2002. Excluding a $12 million net benefit from currency appreciation, OE ride control revenues declined one percent. Light vehicle production by European OE manufacturers was down about 2 percent in 2002 versus 2001. Our

OE exhaust decline was greater than the decline in the European light vehicle build rate primarily due to timing issues experienced in the second and third quarters of 2002 between retiring platforms and the launch of new platforms on which we are the supplier. Nearly all of the platforms planned for launch during this period have commenced production and most are now at or near expected volumes. Our OE ride control revenue decline was less than the decline in the European light vehicle build rate as a result of stronger sales on our existing platforms. European aftermarket sales were $311 million in 2002 compared to $304 million in the prior year. Excluding $18 million attributable to currency appreciation, aftermarket revenues declined 4 percent due primarily to the continued decline in exhaust replacement rates as a result of the increasing use of stainless steel new vehicles. This decline was partially offset by the launch of Monroe Reflex(R) shocks and struts, our premium ride control product, in the second quarter of 2002.

     Revenues from our operations in the rest of the world increased $32 million to $340 million in 2002 as compared to $308 million in the prior year. Higher volumes and increased pass-through sales drove increased revenues of $45 million at our Asian operations. Stronger volumes and strengthening currency also increased Australian revenues by $19 million. These increases were partially offset by the effects of the weakened South American economy, where revenues declined by $29 million.

    Income Before Interest Expense, Income Taxes, and Minority Interest ("EBIT")

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001    CHANGE
                                                              -----   -----   ------
                                                               (MILLIONS)
North America...............................................  $129     $52     $77
Europe......................................................    18      23      (5)
Rest of World...............................................    22      17       5
                                                              ----     ---     ---
                                                              $169     $92     $77
                                                              ====     ===     ===

     The EBIT results shown in the preceding table include the following items, discussed below, which have an effect on the comparability of EBIT results between periods:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
                                                               (MILLIONS)
North America
  Restructuring charges (reversals).........................   $(2)    $20
  Non-accruable restructuring-related expenses..............     5       6
  Amendment of senior credit facility.......................     1      --
  Environmental reserve.....................................    --       1
Europe
  Restructuring charges (reversals).........................    (6)     22
  Non-accruable restructuring-related expenses..............     6      --
  Amendment of senior credit facility.......................     1       1
  Environmental reserve.....................................    --       1
  Gain on sale of York, U.K. facility.......................   (11)     --
Rest of World
  Restructuring charges (reversals).........................    (1)      3
  Amendment of senior credit facility.......................    --       1

     EBIT for North American operations increased to $129 million in 2002 from $52 million one year ago as higher sales volumes in our OE segment improved our earnings for the year. Stronger volumes and volume-related manufacturing efficiencies contributed $37 million to OE profitability. The elimination of goodwill amortization, discussed later in this Management's Discussion and Analysis under the section "Changes in Accounting Principles," contributed $12 million to the EBIT increase. Partially offsetting these increases were increased selling, general and administrative costs, $3 million in restructuring-related expenses that could not be accrued related to our Project Genesis restructuring efforts (net of a $2 million favorable adjustment to the reserve for the costs to complete the first phase of Project Genesis) and $1 million in costs associated with amending our senior credit facility. In the North American aftermarket, price increases instituted in 2002 and a shift toward premium products increased EBIT by $8 million and lower changeover costs and manufacturing efficiencies and distribution increased EBIT by $6 million. Partially offsetting these increases were lower volumes in the aftermarket emission control product line which reduced EBIT by $9 million. Included in North America's prior year results were charges related to our 2001 restructuring efforts and the establishment of an environmental reserve that reduced EBIT by $27 million in the aggregate.

     Our European segment's EBIT declined to $18 million in 2002 from $23 million the previous year. Volume decreases and related operating inefficiencies in both the OE and aftermarket operations negatively impacted EBIT by $36 million. In the current year, we also incurred approximately $6 million in restructuring-related expenses that could not be accrued related to our Project Genesis restructuring efforts and $1 million in costs associated with amending our senior credit facility. European EBIT in 2002 was also reduced by $1 million due to an increase in reserves for warranty issues. See "Environmental and Other Matters" later in this Management's Discussion and Analysis for a more detailed discussion of these warranty issues. Partially offsetting these decreases was the gain on the sale of our York, U.K. facility, which increased EBIT by $11 million. A favorable adjustment in the reserve for our costs to complete our restructuring efforts also increased EBIT by $6 million. Additionally, the elimination of goodwill amortization and lower selling, general and administrative overhead costs offset some of the decrease. Included in Europe's prior year results were charges related to our 2001 restructuring efforts, the establishment of an environmental reserve and costs associated with amending our senior credit facility that reduced EBIT by $24 million in the aggregate.

     EBIT for our operations in the rest of the world increased by $5 million in 2002 compared to the previous year. Stronger volumes in Asia and Australia were offset by manufacturing inefficiencies and a weakened South American economy. Included in our 2002 results was a favorable adjustment in the reserve for our costs to complete the first phase of Project Genesis, which increased EBIT by $1 million. Included in the rest of the world's prior year's results were charges related to our restructuring efforts and costs associated with amending our senior credit facility that reduced EBIT by $4 million, in the aggregate.

    EBIT as a Percentage of Revenue

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                   ---------------
                                                                   2002       2001
                                                                   ----       ----
North America...............................................         7%         3%
Europe......................................................         1%         2%
Rest of World...............................................         6%         6%
          Total Tenneco Automotive..........................         5%         3%

     In North America, EBIT as a percentage of revenue increased by 4 percent for 2002. Stronger OE volumes drove the increase. Additionally, volume-related manufacturing efficiencies and the elimination of goodwill amortization contributed to the increase. North American EBIT margins in 2001, on the other hand, were significantly impacted by our restructuring activities. In Europe, EBIT margins declined in 2002 due to significant decreases in both OE and aftermarket volumes. Also contributing to the decline were volume-related manufacturing inefficiencies. Partially offsetting these decreases was the gain on the sale of our York, U.K. facility. EBIT as a percentage of revenue for the rest of the world remained flat year over year as improved operating performance was offset by manufacturing inefficiencies and a weakened South American economy.

    Restructuring and Other Charges

     Over the past several years we have adopted plans to restructure portions of our operations. These plans were approved by the Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Prior to the change in accounting required for exit or disposal activities described under "Changes in Accounting Principles" below, we recorded charges to income related to these plans for costs that do not benefit future activities in the period in which the plans were finalized and approved, while actions necessary to affect these restructuring plans occurred over future periods in accordance with established plans. We are conducting all workforce reductions in compliance with all legal and contractual requirements including obligations to consult with worker's councils, union representatives and others.

     In the fourth quarter of 2000, our Board of Directors approved a restructuring plan to reduce administrative and operational overhead costs. We recorded, in the fourth quarter of 2000, a pre-tax charge related to the plan of $46 million, $32 million after tax, or $.92 per diluted common share. Within the statement of income, $13 million of the pre-tax charge is reflected in cost of sales, while $33 million is included in selling, general and administrative expenses. The charge is comprised of $24 million of severance and related costs for salaried employment reductions worldwide and $22 million for the reduction of manufacturing and distribution capacity in response to long-term market trends. The 2000 plan involved closing a North American aftermarket exhaust distribution facility and a ride control manufacturing plant in our Asian market, as well as the consolidation of some exhaust manufacturing facilities in Europe. In addition, the plan involved the elimination of 700 positions, including temporary employees. We wrote down the assets at the locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that cash proceeds on the sale of these assets will be significant. As of December 31, 2002, 637 employees have been terminated under the 2000 plan primarily in North America and Europe. Additionally, 57 temporary employees have been terminated. All restructuring actions related to this plan have been completed. We executed the plan more efficiently than initially anticipated and as a result in the fourth quarter of 2002 we reversed $2 million of the charge to the statement of income, of which $1 million is recorded in cost of sales and $1 million is recorded in selling, general and administrative expenses.

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

     In the first quarter of 2001, our Board of Directors approved a restructuring plan in response to increasingly difficult industry conditions. On January 31, 2001, we announced plans to eliminate 405 salaried positions worldwide. We recorded pre-tax charges related to this restructuring of $11 million, $8 million after tax, or $.21 per diluted common share. Within the statement of income, $2 million of the pre-tax charge is reflected in cost of sales, while $9 million is included in selling, general and administrative expenses. These charges are comprised of $8 million for severance and related costs for salaried employment reductions worldwide and $3 million for costs related to closing a testing facility in North America. As of December 31, 2002, we have eliminated 329 positions in connection with the first quarter 2001 plan. We have completed all restructuring activities related to this plan. We executed the plan more efficiently than initially anticipated and as a result in the fourth quarter of 2002 reversed $1 million in reserves related to this restructuring activity. All of the reversal was recorded in selling, general and administrative expenses.

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

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, the first phase of a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. The first phase of Project Genesis involved closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The closed facilities include an emissions control aftermarket plant and an aftermarket distribution operation in Europe, a ride control plant in Europe, an engineering center in Europe, one building at an emissions control plant complex in North America, a technology facility in North America, an exhaust manufacturing facility in North America, and our London-based treasury office. In the fourth quarter of 2001, we recorded pre-tax charges related to Project Genesis of $27 million. Within the statement of income, $23 million of the pre-tax charge is reflected in cost of sales, while $4 million is included in selling, general and administrative expenses. These charges are comprised of $18 million in severance and $9 million for equipment lease cancellation, asset impairment and other restructuring costs to close the eight facilities. We wrote down the assets at locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We also recorded a pre-tax charge of $4 million in cost of sales related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. The aftermarket parts were written down to their estimated scrap value, less costs to sell. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter for the value mapping and rearrangement of one of our emissions control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $.81 per diluted common share. As of December 31, 2002, we have eliminated 945 positions in connection with the first phase of Project Genesis. Additionally, we are executing this plan more efficiently than originally anticipated and as a result in the fourth quarter of 2002 reduced our reserves related to this restructuring activity by $6 million which is recorded in cost of sales. We expect to complete all remaining restructuring activities related to the first phase of Project Genesis in the first half of 2003.

     In addition to the fourth quarter 2001 charges, we incurred other costs during 2002 of $11 million for moving and rearrangement activities related to Project Genesis that could not be accrued as part of the restructuring charge.

     During 2002 we generated about $12 million of savings from Project Genesis. About $2 million of savings was related to closing the eight facilities, about $6 million of savings was related to value mapping and plant arrangement and about $4 million of savings was related to relocating production among facilities and centralizing some functional areas. To date, there have been no significant deviations from planned savings. When complete, we expect that the series of restructuring actions initiated in the fourth quarter of 2001 will generate annualized savings of $30 million. About $7 million of the expected savings should be generated by closing the eight facilities, about $13 million of the expected savings should be generated by improving process flow and efficiency through value mapping and plant arrangement and about $10 million of the expected savings will be generated by relocating production among facilities and centralizing some functional areas.

     Amounts related to activities that are part of all the restructuring plans discussed above are as follows:

                       DECEMBER 31, 2001     2002     CHARGED TO   IMPACT OF                 DECEMBER 31, 2002
                         RESTRUCTURING       CASH       ASSET      EXCHANGE      RESERVE       RESTRUCTURING
                            RESERVE        PAYMENTS    ACCOUNTS      RATES     ADJUSTMENTS        RESERVE
                       -----------------   --------   ----------   ---------   -----------   -----------------
                                                             (MILLIONS)
Severance............         $23            $(10)       $--          $2           $(6)             $9
Asset Impairment.....           4              --         (4)         --            --              --
Other................           6              (5)         2          --            (3)             --
                              ---            ----        ---          --           ---              --
                              $33            $(15)       $(2)         $2           $(9)             $9
                              ===            ====        ===          ==           ===              ==

     In the second quarter of 2002, we sold a manufacturing facility in the U.K. that we closed in an earlier restructuring plan. Included in Charged to Asset Accounts in the preceding table is an adjustment to the assumptions made in the recording of the U.K. facility's restructuring reserve. The proceeds of $17 million exceeded our original estimates of the market value of the property. Consequently, after the adjustment, we recorded a pre-tax gain of $11 million on the sale in the second quarter of 2002. This gain is shown in the statement of income as a gain on sale of assets.

     Under the terms of an amendment to our senior credit agreement that took effect on March 13, 2002, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives over the 2002-2004 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. In addition to the announced actions, we continue to evaluate additional opportunities, including additional phases of Project Genesis, to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution, and manufacturing footprint for the future. There can be no assurances however, that we will undertake additional phases of Project Genesis or other additional restructuring actions. Actions that we take, if any, will require the approval of our Board of Directors and, if the costs of the plans exceed the amount previously approved by our senior lenders, could require approval by our senior lenders. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

    Interest Expense, Net of Interest Capitalized

     We reported interest expense of $141 million in 2002, compared to $170 million in the prior year. The decrease in total interest expense is due to lower interest rates on our variable rate debt and overall lower debt balances. Capitalized interest was $4 million in 2002 and $3 million in 2001. See "Liquidity and Capital Resources -- Capitalization" later in this Management's Discussion and Analysis for a more detailed description of our borrowings.

     Included in our current interest expense is the financial impact of the three-year floating-to-fixed rate swaps we put in place in early 2000 on $300 million of our senior term loans, as required by our senior credit agreement. Based on then-current short-term interest rates, these swaps added approximately $16 million to our interest expense for 2002. These swaps expired on February 4, 2003.

    Income Taxes

     We recorded a tax benefit of $7 million in 2002. The current year benefit included a $4 million tax benefit related to lower-than-expected costs for withholding taxes related to our foreign operations. The lower cost of tax withholding for the first half of 2002 tax repatriation transaction resulted from an amendment to our bank agreement allowing a more tax efficient transaction to be completed. We also recorded an $11 million benefit in the current year related to accrual-to-return adjustments in foreign jurisdictions and a $4 million benefit related to a decrease in the corporate tax rate in Belgium from 40 percent to 34 percent. Including all these items, the effective tax rate was a negative 24 percent for 2002. Excluding these items our effective tax rate was 40 percent for 2002.

     We recorded tax expense in 2001 of $51 million. Tax expense for 2001 included a $66 million expense for repatriation of earnings from some of our foreign subsidiaries. We took this action to better facilitate movement of cash balances among our overseas subsidiaries while minimizing cash tax payments in foreign jurisdictions. Including this item, our effective tax rate was an expense of 67 percent for 2001. Excluding this adjustment our effective tax rate was a 19 percent benefit on our pre-tax loss. The primary reason that this differed from our statutory tax rate of 35 percent was the non-deductible portion of our restructuring charges. See Note 6 to the consolidated financial statements included in Item 8 for a reconciliation of our tax expense to the statutory rate.

    Earnings Per Share

     We reported earnings per diluted common share (before extraordinary items and cumulative effect of change in accounting principle) of $.74 for the year ended December 31, 2002, compared to a loss of $3.43 for the same period in 2001. Included in 2002 results are the negative impacts from expenses related to our restructuring plans and the costs related to the amendment of certain terms of the senior credit facility, offset by the gain on the sale of our York, U.K. facility, tax benefits related to lower-than-expected costs for withholding taxes and an accrual-to-return adjustment in a foreign jurisdiction and favorable adjustments to our reserves for restructuring activities. The net impact of these items improved earnings per diluted common share by $.53. In addition, in 2002 we recorded the cumulative effect of a change in accounting principle of $5.48 per diluted share to record the impact of the new accounting standard for goodwill. See "Changes in Accounting Principles" below for more information about this charge. Included in results for 2001 are the impacts from charges and expenses related to our restructuring plans, the tax charge for repatriation of foreign earnings, environmental remediation activities and the costs related to the amendment of certain terms of the senior credit facility. These items reduced earnings per diluted common share by $2.95. You should also read Note 6 to the financial statements included in Item 8 for more detailed information on earnings per share.

  CRITICAL ACCOUNTING POLICIES

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing our financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some critical areas where estimates are required.

     We recognize revenue for sales to our original equipment and aftermarket customers under the terms of our arrangements with those customers, generally at the time of shipment from our plants or distribution centers. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Where we have offered product warranty, we also provide for warranty costs. Those estimates are based upon historical experience and upon specific warranty issues as they arise. While we have not experienced any material differences between these estimates and our actual costs, it is reasonably possible that future warranty issues could arise that could have a significant impact on our financial statements.

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At December 31, 2002, we had $8 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels. We have not experienced any material losses on arrangements where we have a contractual guarantee of reimbursement from our customers.

     We have a U.S. Federal tax net operating loss ("NOL") carryforward at December 31, 2002, of $488 million, which will expire in varying amounts from 2012 to 2022. The federal tax effect of that NOL is $171 million, and is recorded as an asset on our balance sheet at December 31, 2002. We estimate, based on available evidence, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and upon strategies available to accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of December 31, 2002, we believe that there has been a significant change in our ownership, but not a majority change, since the 1999 spin-off of Pactiv.

     We utilize the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If our compensation costs for our stock-based compensation plans were determined using the fair value method of accounting as provided in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," we estimate that our pro-forma net income and earnings per share for the full year 2002 would be lower by $2 million or $.04 per diluted share.

  CHANGES IN ACCOUNTING PRINCIPLES

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142 in January 2002. Goodwill was amortized at the rate of $16 million in 2001 and $17 million in 2000, prior to adopting the new standard. Under the provisions of SFAS No. 142, we were required to perform an impairment analysis on the balance of goodwill at January 1, 2002. The fair value of our reporting units used in determining the goodwill impairment was computed using the present value of expected future cash flows. As a result of this analysis, we determined that goodwill associated with our North American ride control and European aftermarket operations was impaired. As a result, a charge of $218 million, net of taxes of $6 million, was recorded in the first quarter of 2002 as a cumulative effect of a change in accounting principle. The balance of unamortized goodwill was $185 million at December 31, 2002. We are required to test this balance for impairment on an annual basis.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We will be required to adopt the new standard by January 1, 2003. We do not believe that the effect of adopting this statement will have a material impact on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses recognition, presentation and disclosure of impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of," and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business." SFAS No. 144 was effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations.

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

     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 provides that issuing a guarantee imposes a noncontingent obligation to stand ready to perform in the event that the conditions specified in the guarantee occur, and that a liability representing the fair value of such a guarantee must be recognized when the guarantee is issued. We will be required to apply these initial recognition and measurement provisions to guarantees issued or modified after December 31, 2002. We do not expect the adoption of FIN 45 to have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See "Stock Options" included in Note 1 to our consolidated financial statements included in Item 8 for our compliance with the new transition and disclosure requirements of SFAS No. 148.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and effective July 1, 2003 for variable interest entities created before February 1, 2003. We do not expect the adoption of FIN 46 to have any impact on our consolidated financial statements.

  LIQUIDITY AND CAPITAL RESOURCES

    Capitalization

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001    % CHANGE
                                                              ------   ------   --------
                                                                (MILLIONS)
Short term debt and current maturities......................  $  228   $  191       19%
Long term debt..............................................   1,217    1,324       (8)
                                                              ------   ------
Total debt..................................................   1,445    1,515       (5)
                                                              ------   ------
Total minority interest.....................................      19       15       27
Common shareholders' equity.................................     (94)      74     (227)
                                                              ------   ------
Total capitalization........................................  $1,370   $1,604      (15)
                                                              ======   ======

     The year-to-date decrease in shareholders' equity primarily results from our recorded net loss of $187 million, which resulted from the charge of $218 million related to the cumulative effect of a change in accounting principle for goodwill. Stockholders' equity also decreased due to an adjustment to the additional minimum pension liability of $38 million as a result of a decrease in the fair value of the plan assets. These declines were partially offset by a $13 million increase in the fair market value of our interest rate swaps and $43 million related to the translation of foreign balances into U.S. dollars. Although our book equity balance was negative at December 31, 2002, it should not affect our business operations. We have no debt covenant ratios that are based upon our book equity and there are no other agreements that are adversely impacted by our negative book equity.

     Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, as well as our revolving credit facility, increased by $37 million during 2002. This increase resulted from an increase in borrowings of $53 million during 2002 under our revolving credit facility. A $5 million decrease in our foreign subsidiaries' borrowings and a $10 million decrease in the current portion of long-term debt partially offset this increase. The borrowings outstanding under our revolving credit facility as of December 31, 2002 were $121 million and were $68 million as of December 31, 2001. The decline in long-term debt represents amounts due during 2003. We did not issue any long-term debt during 2002.

     Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions, which was $1.239 billion at December 31, 2002. We entered into an agreement to amend this facility on October 20, 2000 to (i) relax the financial covenant ratios beginning in the fourth quarter of 2000, (ii) exclude up to $80 million of cash charges and expenses related to cost reduction initiatives from the calculation of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") used in our financial covenant ratios through 2001 and (iii) make certain other technical changes. In exchange for these amendments, we agreed to certain interest rate increases, lowered our capital expenditure limits and paid an aggregate fee of about $3 million.

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

     At the time of the second amendment, we expected that we would meet with the senior lenders during the first quarter of 2002 to negotiate further amendments to the senior credit facility. Consequently, we amended the senior credit facility for a third time on March 13, 2002. The third amendment revised the financial covenant ratios we are required to maintain as of the end of each of the quarters ending in 2002, 2003 and 2004. It also extends the limitation on annual capital expenditures of $150 million through this three-year period. The amendment further provides us with the option to enter into sale and leaseback arrangements on up to $200 million of our assets. The proceeds from these arrangements must be used to reduce senior debt. These senior debt prepayments would reduce the next scheduled principal amortization payments. Because the payments on senior debt from sale and leaseback transactions would be made on a pro-rata basis based on the remaining principal amounts outstanding on our Tranche A, B, and C senior term loans, but principal amortization payments are not pro-rata, about 29 percent of any sale and leaseback transactions we enter into during 2003 would reduce our scheduled principal amortization. The amendment also allows us to exclude up to $60 million of cash charges and expenses, before taxes, related to any cost reduction initiatives over the 2002-2004 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. It also permits us to execute exchanges of our senior subordinated bonds for shares of common stock. We do not have any current plans to enter into any debt-for-stock exchanges. Any significant debt-for-stock exchange would require approval of our stockholders. In exchange for these amendments, we agreed to a $50 million reduction in our revolving credit facility, a 25 basis point increase in interest rates on the senior term loans and borrowings under our revolving credit facility, and paid an aggregate fee of $3 million to consenting lenders. We also incurred legal, advisory, and other costs related to the amendment process of $2 million.

     The senior secured credit facility, as amended on March 13, 2002, consists of: (i) a $450 million revolving credit facility with a final maturity date of November 4, 2005; (ii) a $288 million term loan with a final maturity date of November 4, 2005; (iii) a $262 million term loan with a final maturity date of

November 4, 2007; and (iv) a $262 million term loan with a final maturity date of May 4, 2008. Quarterly principal repayment installments on each term loan began October 1, 2001. Borrowings under the facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 325 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 400 basis points for the term loan maturing November 4, 2007 and 425 basis points for the term loan maturing May 4, 2008; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 75 basis points, plus a margin of 225 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 300 basis points for the term loan maturing November 4, 2007 and 325 basis points for the term loan maturing May 4, 2008. We also pay a commitment fee of 50 basis points on the unused portion of the revolving credit facility. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and the term loan maturing November 4, 2005 and fees paid on letters of credit issued under our revolving credit facility are subject to adjustment based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. Our consolidated leverage ratio fell below 4.50 as of June 30, 2002; therefore, the interest margins for borrowings under our revolving credit facility and on our term loan maturing November 4, 2005, and fees paid on letters of credit issued under our revolving credit facility, were reduced by 25 basis points beginning in the third quarter of 2002. Our consolidated leverage ratio remained below 4.50 as of December 31, 2002. Our senior secured credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

     The amended senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratios (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratios (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratios (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) at the end of each period indicated. The financial ratios required under the amended senior credit facility and, in the case of 2002, the actual ratios we achieved are shown in the following tables:

                                                                     QUARTER ENDING
                                                ---------------------------------------------------------
                                                 MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                   2002          2002           2002            2002
                                                -----------   -----------   -------------   -------------
                                                REQ.   ACT.   REQ.   ACT.   REQ.    ACT.    REQ.    ACT.
                                                ----   ----   ----   ----   -----   -----   -----   -----
Leverage Ratio (maximum)......................  5.75   4.72   5.75   4.27   5.75    4.20    5.75    4.39
Interest Coverage Ratio (minimum).............  1.60   1.94   1.65   2.15   1.65    2.23    1.65    2.26
Fixed Charge Coverage Ratio (minimum).........  0.75   1.18   0.70   1.29   0.70    1.30    0.75    1.30

                                                                           QUARTER ENDING
                                                         ---------------------------------------------------
                                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                           2003        2003         2003            2003
                                                         ---------   --------   -------------   ------------
Leverage Ratio (maximum)...............................    5.75        5.50         5.25            5.00
Interest Coverage Ratio (minimum)......................    1.65        1.75         1.80            1.95
Fixed Charge Coverage Ratio (minimum)..................    0.80        0.90         0.95            1.00

                                                                  QUARTER ENDING
                                                ---------------------------------------------------
                                                MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                  2004        2004         2004            2004       2005-2008
                                                ---------   --------   -------------   ------------   ---------
Leverage Ratio (maximum)......................    4.75        4.50         4.25            4.00         3.50
Interest Coverage Ratio (minimum).............    2.10        2.20         2.25            2.35         3.00
Fixed Charge Coverage Ratio (minimum).........    1.15        1.25         1.35            1.45         1.75

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

Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of December 31, 2002, we were in compliance with both the financial covenants (as indicated above) and operational restrictions of the facility.

     Our outstanding debt also includes $500 million of 11 5/8 percent Senior Subordinated Notes due October 15, 2009. The senior subordinated debt indenture requires that we, as a condition to incurring certain types of indebtedness not otherwise permitted, maintain an interest coverage ratio of not less than 2.25. We have not incurred any of the types of indebtedness not otherwise permitted by this indenture. The indenture also contains restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; and (v) mergers and consolidations. All of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of December 31, 2002, we were in compliance with the covenants and restrictions of this indenture.

     In addition to our senior credit facility and senior subordinated notes, we also sell some of our accounts receivable. In North America, we have an accounts receivable securitization program with a commercial bank. We sell original equipment and aftermarket receivables on a daily basis under this program. We had sold accounts receivable under this program of $46 million and $68 million at December 31, 2002 and 2001, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or
(iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2003, this program was amended to extend its term to January 31, 2005 and reduce the size of the program to $50 million. The reduced program size will lower commitment fees payable on the available and unused portion of the committed facility amount. We also sell some receivables in our European operations to regional banks in Europe. At December 31, 2002, we had sold $55 million of accounts receivable in Europe. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreement would increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreement.

     We believe that cash flows from operations, combined with available borrowing capacity described above, assuming that we maintain compliance with the financial covenants and other requirements of our loan agreement, will be sufficient to meet our future capital requirements for the following year, including scheduled debt principal amortization payments. Our ability to meet the financial covenants depends upon a number of operational and economic factors, many of which are beyond our control. Factors that could impact our ability to comply with the financial covenants include the rate at which consumers continue to buy new vehicles and the rate at which they continue to repair vehicles already in service, as well as our ability to successfully implement our restructuring plans. Lower North American vehicle production levels, weakening in the global aftermarket, or a reduction in vehicle production levels in Europe, beyond our expectations, could impact our ability to meet our financial covenant ratios. In the event that we are unable to meet these financial covenants, we would consider several options to meet our cash flow needs. These options could include further renegotiations with our senior credit lenders, additional cost reduction or restructuring initiatives, sales of assets or common stock, or other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame.

     Contractual Obligations

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments are shown in the following table:

                                                            PAYMENTS DUE IN:
                                           --------------------------------------------------
                                                                              BEYOND
                                           2003   2004   2005   2006   2007    2007    TOTAL
                                           ----   ----   ----   ----   ----   ------   ------
                                                               (MILLIONS)
Obligations:
Revolver borrowings.....................   $121   $ --   $ --   $ --   $ --    $ --    $  121
Senior long-term debt...................     93     94     94      7    253     248       789
Long-term notes.........................      1     --      1     --      1       3         6
Capital leases..........................      3      3      3      2      2       6        19
Subordinated long-term debt.............     --     --     --     --     --     500       500
Short-term debt.........................     10     --     --     --     --      --        10
                                           ----   ----   ----   ----   ----    ----    ------
  Debt and capital lease obligations....    228     97     98      9    256     757     1,445
Operating leases........................     15     13     10      8      8       9        63
Capital commitments.....................     63     --     --     --     --      --        63
                                           ----   ----   ----   ----   ----    ----    ------
Total Payments..........................   $306   $110   $108   $ 17   $264    $766    $1,571
                                           ====   ====   ====   ====   ====    ====    ======

     We principally use a revolving credit facility to finance our short-term capital requirements. As a result, we classify the outstanding balance of the revolving credit facility within our short-term debt. The revolving credit facility balance included in short-term debt is $121 million and $68 million at December 31, 2002 and 2001, respectively.

     If we do not maintain compliance with the terms of our senior credit facility and senior subordinated debt indenture described above, all amounts under those arrangements could, automatically or at the option of the lenders or other debt holders, become due. Additionally, each of those facilities contains provisions that certain events of default under one facility will constitute a default under the other facility, allowing the acceleration of all amounts due. We currently expect to maintain compliance with terms of all of our various credit agreements for the foreseeable future.

     We have also guaranteed payment and performance obligations of approximately $4 million and $6 million at December 31, 2002 and 2001, respectively. These guarantees are primarily related to performance of lease obligations by a former affiliate.

     Dividends on Common Stock

     During 2000, we paid a quarterly dividend of $.05 per share of common stock. Dividend payments totaled $7 million in 2000. On January 10, 2001, we announced that our Board of Directors eliminated the quarterly dividend on our common stock. The Board took the action in response to industry conditions, primarily greater than anticipated production volume reductions by original equipment manufacturers and continued softness in the global light vehicle aftermarket. There are no current plans to reinstate a dividend on our common stock.

     Cash Flows

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                --------------
                                                                2002     2001
                                                                -----    -----
                                                                  (MILLIONS)
Cash provided (used) by:
  Operating activities......................................    $ 188    $ 141
  Investing activities......................................     (107)    (126)
  Financing activities......................................      (73)       3

     Operating Activities

     For the year ended December 31, 2002, cash flows provided by operating activities were $188 million compared to $141 million in the prior year. Higher earnings in the current year were a key driver to the increased cash provided. In addition, we generated $67 million in cash flow from working capital during 2002, compared to $90 million in the prior year. In 2002, we generated $102 million in cash flow through better management of our payables. At the end of 2001, we reduced payable balances by taking advantage of early payment discounts in Europe. During 2002 we returned to our customary payment schedule, which increased payables balances and improved working capital. Additionally, in June of 2002, we received a payment from an OE customer for the reimbursement of expenses related to a cancelled platform. Of the total cash payment, $11 million was recorded in operating activities and the remaining balance was recorded in investing activities. Primarily offsetting these increases were increases in receivables as a result of lowered factoring levels and increases in inventories in anticipation of platform launches in 2003. See "Capitalization" above for a description of our accounts receivable factoring program.

     In June 2001, we entered into arrangements with two major OE customers in North America under which, in exchange for a discount that is less than our marginal borrowing cost, payments for product sales are made earlier than otherwise required under existing payment terms. These arrangements reduced accounts receivable by $40 million and $34 million as of December 31, 2002 and 2001, respectively. These arrangements can be cancelled at any time.

     On January 28, 2003 we signed a two-year extension to our accounts receivable securitization program in the U.S. The two-year program will next be subject to renewal on January 31, 2005. With the two-year extension, the size of the program has been reduced from $65 million to $50 million.

     Investing Activities

     Cash used for investing activities was $19 million lower in 2002 compared to the prior year, due primarily to $17 million in net proceeds from the sale of our York, U.K. facility and a $19 million settlement from an OE customer for reimbursement of expenses related to a cancelled platform. Capital expenditures were $138 million in 2002, up $11 million from $127 million in the prior year. The increase is partially attributable to capital spending for Project Genesis, which was $11 million in 2002.

     Financing Activities

     Cash used for financing activities was $73 million in 2002, compared to cash provided of $3 million in the prior year. We made senior debt principal payments of $111 million on our senior credit facility in 2002. Included in these payments was a pre-payment on the senior term loans of $16 million in September using the net cash proceeds we received in the second quarter from the sale of our York, U.K. facility. Partially offsetting these payments was an estimated increase in our revolving credit facility borrowings of $53 million.

OUTLOOK

     North America light vehicle production continued at a relatively strong pace in 2002. Manufacturer incentives kept consumer purchases higher than estimates at the beginning of the year. Consequently, the 2002 North America light vehicle build rate was an estimated 16.4 million units. However, we remain cautious regarding 2003 volumes due to continuing uncertain economic conditions in the U.S. and uncertainty about the willingness of the original equipment manufacturers to continue to support consumer automobile sales through incentives. Additionally, we believe that there could be a negative impact on consumer confidence and buying due to the threat of a war, or an actual war, in the Middle East, which could result in lower OE production levels and reduced aftermarket sales in 2003. Production of heavy-duty trucks was also strong during 2002. We believe, however, that the implementation of new emissions standards in October 2002 caused operators to pull forward their truck purchases into the first three quarters of 2002. We believe these advance purchases will reduce sales of heavy-duty trucks into 2003. In Europe, uncertain economic conditions have contributed to declining car sales, reducing light vehicle production. Additionally, several platforms for which we provide parts have reached the end of their production, and replacement platforms have been slow to launch. These issues, combined, significantly reduced our volumes in Europe in 2002, particularly in the emissions control business. While we expect that platform launches will ramp up, offsetting part of this decline, we expect OE production to be below last year in Europe. Further, the economic problems in Argentina and uncertainty in Brazil are likely to result in lower sales in that region of the world in 2003.

ENVIRONMENTAL AND OTHER MATTERS

     We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We record expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

     As of December 31, 2002, we are designated as a potentially responsible party in three Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $14 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision, as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We undertook a third-party evaluation of estimated environmental remediation costs at one of our facilities beginning in 2000. The evaluation was initiated as a result of testing that indicated the potential underground migration of some contaminants beyond our facility property. We completed and analyzed the results of our evaluation of contamination and migration from that facility. We initially increased the reserve by $3 million in the fourth quarter of 2000 related to on-site remediation activities and $5 million in the first quarter of 2001 following evaluation of needed off-site remediation activities. However, after further investigation of alternative remediation technologies, we were able to identify a more efficient technology and therefore reduced the reserve by $4 million in the fourth quarter of 2001. There have been no significant changes in the reserve for 2002.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     As previously discussed, from time to time we are subject to product warranty claims whereby we are required to bear costs of repair or replacement of certain of our products. Warranty claims may range from individual customer claims to full recalls of all products in the field. In the second quarter 2002, based on available facts and data at the time, we increased our warranty reserve in the amount of $1 million for recently identified warranty issues. Based on our investigations and achievement of other commercial resolutions of these issues since that time, we presently believe that future costs or charges, if any, related to these issues will not be material to our consolidated financial position or results of operations.

     We also from time to time are involved in legal proceedings or claims that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to vigorously defend ourselves against all of these claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. On the other hand, we are experiencing an increasing number of these claims, likely due to bankruptcies of major asbestos manufacturers. We vigorously defend ourselves against these claims as part of our ordinary course of business. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

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

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, participants may elect to defer up to 16 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. Through December 31, 2001, we matched qualified contributions with a contribution of 75 percent of each employee's contribution up to 8 percent of the employee's salary. Beginning January 1, 2002, this match was reduced to 50 percent of each employee's contribution up to 8 percent of the employee's salary. These matching contributions were made in common stock through December 31, 2001 and in cash starting January 1, 2002. We recorded expense for these matching contributions of approximately $7 million and $10 million for the years ended December 31, 2002 and 2001, respectively. All contributions vest immediately.

DERIVATIVE FINANCIAL INSTRUMENTS

     Foreign Currency Exchange Rate Risk

     We use derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We have from time to time also entered into forward contracts to hedge our net investment in foreign subsidiaries. We do not currently enter into derivative financial instruments for speculative purposes.

     In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The following table summarizes by major currency the notional amounts, weighted average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of December 31, 2002. All contracts in the following table mature in 2003.

                                                                    DECEMBER 31, 2002
                                               -----------------------------------------------------------
                                                 NOTIONAL AMOUNT      WEIGHTED AVERAGE       FAIR VALUE
                                               IN FOREIGN CURRENCY    SETTLEMENT RATES     IN U.S. DOLLARS
                                               -------------------    -----------------    ---------------
                                                           (MILLIONS EXCEPT SETTLEMENT RATES)
Australian dollars..............  -Purchase             18                   .561               $ 10
                                  -Sell                (64)                  .561                (36)
British pounds..................  -Purchase             94                  1.610                152
                                  -Sell                (48)                 1.610                (77)
Canadian dollars................  -Purchase             19                   .637                 12
                                  -Sell                (35)                  .638                (22)
Czech Republic koruna...........  -Purchase             26                   .033                  1
                                  -Sell               (514)                  .033                (17)
Danish kroner...................  -Purchase             51                   .141                  7
                                  -Sell               (462)                  .141                (65)
European euro...................  -Purchase             18                  1.051                 19
                                  -Sell                 (2)                 1.051                 (2)
Norwegian krone.................  -Purchase             38                   .144                  5
                                  -Sell                 --                     --                 --
Polish zloty....................  -Purchase             54                   .261                 14
                                  -Sell               (107)                  .260                (28)
South African rand..............  -Purchase             --                     --                 --
                                  -Sell                 --                     --                 --
Swedish krona...................  -Purchase             91                   .115                 10
                                  -Sell                (36)                  .115                 (4)
U.S. dollars....................  -Purchase             49                  1.004                 49
                                  -Sell                (29)                 1.002                (29)
Other...........................  -Purchase             66                   .014                  2
                                  -Sell                 (3)                  .524                 (2)
                                                                                                ----
                                                                                                $  1
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

     Under the terms of our senior credit facility agreement, we were required to hedge our exposure to floating interest rates by April 2000 so that at least 50 percent of our long-term debt was fixed for a period of at least three years. In February 2000, we hedged $250 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. In April 2000, we hedged an additional $50 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. The hedges that we executed fully satisfied the interest rate hedging requirement of the senior credit facility agreement. The swaps expired in February 2003 and we are not required to renew them. On December 31, 2002, we had $508 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through October 2009, while the remainder is fixed over periods of 2003 and 2025. There is also $709 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     We estimate that the fair value of our long-term debt at December 31, 2002 was about 82 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $6 million after tax.

     The statements and other information (including the tables) in this "Derivative Financial Instruments" section constitute "forward-looking statements."

YEARS 2001 AND 2000

  OPERATING UNITS RESULTS

     Net Sales and Operating Revenues

                                                           2001      2000     % CHANGE
                                                          ------    ------    --------
                                                             (MILLIONS)
North America.........................................    $1,790    $1,946       (8)%
Europe................................................     1,266     1,247        2
Rest of World.........................................       308       335       (8)
                                                          ------    ------
                                                          $3,364    $3,528       (5)
                                                          ======    ======

     Results for 2000 have been reclassified for comparability to reflect a change in how we record certain sales incentives. Effective January 1, 2001, we changed the way we classify some sales incentives in accordance with the May 2000 consensus reached by the Financial Accounting Standards Board's Emerging Issues Task Force on Issue No. 00-14, "Accounting for Certain Sales Incentives." The impact of this reclassification on 2000 results was a reduction in net sales of $21 million with an offsetting reduction in selling, general and administrative expense.

     Our North American revenues decreased $156 million in 2001 compared to 2000 reflecting lower sales generated from both our original equipment and aftermarket businesses. OE revenues declined 8 percent to $1,275 million in 2001 due mostly to significant OE production cutbacks in both the light and heavy-duty vehicle segments as vehicle manufacturers adjusted production levels in the face of a slowing economy. OE emissions control revenues declined 5 percent; however, excluding a $68 million increase in catalytic converter revenues due to increased cost of precious metals that are passed through to our customers, OE emissions control revenues declined 16 percent. OE ride control revenues were down 15 percent for the year. Lower ride control volumes, especially in our heavy-duty elastomer business, contributed to the decline in OE ride control revenues. Contributing to the volume reduction was a decrease in the North American light vehicle build rate from 17.3 million units in 2000 to
15.5 million units in 2001, and a decline in the heavy duty vehicle build rate from 358,000 units in 2000 to 233,000 units in 2001. OE price reductions in both ride control and emissions control also contributed $11 million to the North America revenue decrease. Aftermarket revenues were $515 million in 2001, representing a decline of 7 percent from the previous year. Lower industry volumes continued to impact our North American aftermarket business. Aftermarket emissions control revenues decreased 10 percent in 2001, while our aftermarket ride control revenues declined 4 percent compared to 2000. Lower volumes accounted for $57 million of the reduction in aftermarket revenues. This was partially offset by revenues from a new large ride control customer beginning in the third quarter of 2001. Price increases implemented on some products in North America in the first and second quarters of 2001 took hold and more than offset negative price adjustments that were initiated during 2000.

     Our European segment's revenues increased $19 million in 2001 compared to 2000. OE revenues increased 9 percent to $962 million in the year. Contributing to the OE revenue increase were stronger exhaust volumes, which added $144 million of additional revenue, in both our new and existing programs. Rising precious metal prices that we have passed through to our OE exhaust customers were $82 million of the increase. Excluding the impact of these pass-through sales, OE exhaust revenues would have increased 3 percent. Offsetting the volume increase was the devaluation of currency which reduced exhaust revenues by $32 million. Ride control revenues were down 8 percent year over year. Lower volumes reduced revenues by $14 million. Also the devaluation of European currencies resulted in a reduction in OE ride control revenues of $9 million in 2001. Excluding these currency impacts, overall European OE revenues would have increased 14 percent in 2001 compared to the prior year. The overall European build rate was 19.5 million units compared to 19.9 million units in 2000. The primary reason that our European OE revenues exceeded the build rate decrease was a higher level of pass-through sales in our exhaust business. European aftermarket revenues were $304 million in 2001 compared to $367 million in the prior year. This 17 percent decline resulted from the continued softness of the aftermarket industry combined with declining exhaust replacement rates due primarily to the increasing original equipment use of longer lasting stainless steel. Price increases that related to our global aftermarket pricing strategy provided favorable results in 2001, contributing some positive revenue growth and helping to partially offset the impact from lower volumes. Negatively impacting European aftermarket revenue was the devaluation of European currencies, which reduced revenues by $10 million.

     Revenues from our operations in the rest of the world, specifically South America, Australia and Asia, decreased $27 million in 2001 primarily due to the $38 million impact of foreign currency translation. Excluding these currency impacts, total revenues for the rest of the world would have increased 3 percent compared to the same period in 2000. The impact of foreign currency was $24 million in South America and $14 million in Australia. This was partially offset by strong volume growth in South America and Asia. The South America volume growth is attributable to several new OE programs. In Asia, OE volumes increased due to new platforms in production at our exhaust manufacturing facility in Shanghai.

     Income Before Interest Expense, Income Taxes, and Minority Interest
     ("EBIT")

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2001     2000     CHANGE
                                                              -----    -----    -------
                                                                     (MILLIONS)
North America...............................................   $52     $ 68      $(16)
Europe......................................................    23       40       (17)
Rest of World...............................................    17       16         1
Other.......................................................    --       (4)        4
                                                               ---     ----      ----
                                                               $92     $120      $(28)
                                                               ===     ====      ====

     The EBIT results shown in the preceding table include the following items, discussed below, which have an effect on the comparability of EBIT results between periods:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              2001    2000
                                                              ----    ----
                                                               (MILLIONS)
North America
  Restructuring charges.....................................  $20     $30
  Non-accruable restructuring - related expenses............    6      14
  Environmental reserve.....................................    1      --
Europe
  Restructuring charges.....................................   22      13
  Non-accruable restructuring - related expenses............   --      --
  Amendment of senior credit facility.......................    1      --
  Environmental reserve.....................................    1      --
Rest of World
  Restructuring charges.....................................    3       3
  Non-accruable restructuring - related expenses............   --       1
  Amendment of senior credit facility.......................    1      --
Other
  Stock option buyback program..............................   --      13
  Transaction reserve reversal..............................   --      (9)

     EBIT for North American operations decreased to $52 million in 2001 from $68 million in 2000. Included in these results were charges for environmental, restructuring and restructuring-related activities of $27 million and $44 million in 2001 and 2000, respectively. A drop in both light and heavy-duty vehicle production volumes and a decline in the higher margin elastomer business combined to reduce 2001 EBIT for the North American OE business by $24 million. Also, unfavorable pricing impacts were $13 million and we incurred $7 million in higher costs primarily related to engineering for new vehicle launches. Foreign currency losses, mostly attributable to declines in the Canadian dollar, were $5 million. Our restructuring actions saved $7 million. This was, however, more than offset by higher overhead costs. Lower selling, general and administrative overhead expenses and cost savings generated from our restructuring efforts improved 2001 EBIT in our North American aftermarket business by $42 million. Also contributing $6 million to the aftermarket EBIT increase were price increases implemented in the first and second quarters of 2001, which more than offset negative price adjustments implemented during 2000. Lower volumes resulted in a $17 million decrease in aftermarket EBIT. Additionally, we incurred increased customer changeover costs of $7 million compared to 2000, primarily associated with a new ride control customer.

     Our European segment's EBIT decreased $17 million to $23 million in 2001 versus the prior year. Included in these results were charges for renegotiation of our senior credit facility, environmental remediation, restructuring and restructuring-related activities of $24 million and $13 million in 2001 and 2000, respectively. Foreign currency movements negatively impacted OE EBIT by $4 million in the period. Lower volumes and negative pricing also contributed to the reduction. In our European aftermarket, improved pricing contributed $13 million to EBIT in 2001, and lower selling, general and administrative expenses also generated $18 million. Offsetting these increases were lower volumes which decreased aftermarket EBIT by $27 million.

     EBIT for our operations in the rest of the world increased by $1 million in 2001 compared with the prior year. Included in these results were charges for renegotiation of our senior credit facility, restructuring and restructuring-related activities of $4 million in both 2001 and 2000. EBIT for our Asia operations improved due to stronger volumes in our OE exhaust operations in Shanghai. This increase was partially offset by the impact of foreign currency devaluation of $2 million.

     Other in the year 2000, includes a $13 million charge related to a stock option buyback and a $9 million reversal of a reserve for the transaction cost related to the November 1999 spin-off of Pactiv. These items were also included in Other in Note 10 to the consolidated financial statements included in item 8.

     EBIT as a Percentage of Revenue

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              2001    2000
                                                              ----    ----
North America...............................................   3%      3%
Europe......................................................   2%      3%
Rest of World...............................................   6%      5%
          Total Tenneco Automotive..........................   3%      3%

     In North America, EBIT as a percentage of revenue remained flat. Production cuts by vehicle manufacturers, declines in higher-margin elastomer sales, pricing pressure from vehicle manufacturers and the increase in pass-through converter sales contributed to lower margins in our OE business. In the North America aftermarket, EBIT as a percentage of revenue improved due to lower selling, general and administrative expenses and increased prices. In addition, North American EBIT margins were significantly impacted by our restructuring activities in both 2001 and 2000. In Europe, EBIT margins decreased one percent on a 2 percent increase in revenues. This is due to the pass-through sales, which generally have a very low margin, becoming a greater percentage of total revenues. Significant improvements in OE exhaust operations were offset by costs associated with the Polish ride control plant start-up, reserves for bad debt, currency impacts and lower aftermarket volumes. Additionally, our European restructuring activities have also had a significant impact on EBIT margins. EBIT as a percentage of revenue for the rest of the world increased one percent year over year despite the impact of foreign currency devaluation. Stronger volumes and improved mix offset the foreign currency devaluation.

     Interest Expense, Net of Interest Capitalized

     We reported interest expense of $170 million during 2001, compared to $186 million during 2000. The decrease in our total interest expense is primarily due to lower interest rates on our variable rate debt. See more detailed explanations on our debt structure in "Liquidity and Capital
Resources -- Capitalization" earlier in this Management's Discussion and
Analysis.

     Income Taxes

     We recorded a tax expense during 2001 of $51 million. Tax expense for 2001 included a $66 million expense for repatriation of earnings from some of our foreign subsidiaries. We took this action to better facilitate movement of cash balances among our overseas subsidiaries while minimizing cash tax payments in foreign jurisdictions. Our effective tax rate before this charge was a 19 percent benefit on our pre-tax loss. The primary reason that this differs from our statutory tax rate of 35 percent is the non-deductible portion of our restructuring charges. See Note 6 to the financial statements for a reconciliation of our tax expense to the statutory rate.

     We recorded a tax benefit during 2000 of $27 million, for an effective tax rate of 41 percent. This benefit was higher than the statutory rate due to the consolidation of our Mexican entities into one tax entity, allowing us to recognize some previously unbenefitted tax loss carryforwards in Mexico, and due to the adjustment of tax liabilities in some foreign jurisdictions based on tax returns filed in the third quarter.

     Earnings Per Share

     Losses per diluted common share were $3.43 for the year ended December 31, 2001 compared to $1.18 per diluted common share in the prior period. Included in the results for 2001 are the impacts from charges related to our restructuring plans, the tax charge for repatriation of foreign earnings, environmental remediation activities and the costs related to the amendment of certain terms of the senior credit facility in early 2001. The cumulative negative effect of these items on earnings per diluted common share was $2.95 in 2001. The significant pieces of this impact were comprised of the repatriation of foreign earnings of $1.73 per share and the restructuring charges taken in the first, second and fourth quarters which were $1.14 per share. Included in the results for 2000 are impacts from charges related to our restructuring plans, stock option buyback program, and the reversal of the reserve for transaction costs related to the November 1999 spin-off of Pactiv. The cumulative negative effect of these items on earnings per diluted common share was $1.28. In addition, for the year ended December 31, 2000, we recorded an extraordinary loss of $.02 per diluted common share due to the early retirement of debt.

     Dividends on Common Stock

     During 2000, we paid a quarterly dividend of $.05 per share of common stock. Dividend payments totaled $7 million in 2000. On January 10, 2001, we announced that our Board of Directors eliminated the quarterly dividend on our common stock. The Board took the action in response to current industry conditions, primarily greater than anticipated production volume reductions by original equipment manufacturers and continued softness in the global light vehicle aftermarket. There are no current plans to reinstate a dividend on our common stock.

     Cash Flows

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              2001     2000
                                                              -----    -----
                                                                (MILLIONS)
Cash provided (used) by:
  Operating activities......................................  $ 141    $ 234
  Investing activities......................................   (126)    (157)
  Financing activities......................................      3     (123)

     Operating Activities

     Cash provided from operating activities decreased to $141 million in 2001 as compared to $234 million in 2000. Lower earnings in 2001 was a key driver to the decrease in cash provided. This was partially offset by our continued focus on working capital. Reduced accounts receivable and inventory made a favorable impact on cash flows in the current period compared to the prior year. That allowed us to use $85 million less cash on working capital before the impact of sales of accounts receivable during 2001 compared with the prior year. Working capital, adjusted for $110 million of receivables that were sold, was $162 million lower than it was at the end of 2000. During 2001, we increased the size of our European receivables securitization program by $1 million while we saw our U.S. receivables securitization program decline by $29 million. In the same period in the prior year our receivables sales programs in Europe and North America provided $123 million of cash. We have also entered into arrangements with two major OE customers in North America under which, in exchange for a discount that is less than our marginal borrowing cost, payments for product sales are made earlier than otherwise required under existing payment terms. These arrangements reduced accounts receivable by $34 million as of December 31, 2001. Included in our 2001 results is a $7 million pension plan contribution. No contribution was made in the prior year.

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

     Financing Activities

     Cash provided by financing activities was $3 million in 2001. The increase in 2001 was attributable to a prepayment of long-term debt in 2000. Also 2000 includes a $16 million decrease in short-term debt and $7 million of dividend payments to our common shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The section entitled "Derivative Financial Instruments" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            INDEX TO FINANCIAL STATEMENTS OF TENNECO AUTOMOTIVE INC.
                         AND CONSOLIDATED SUBSIDIARIES

                                                              PAGE
                                                              -----
Independent auditors' report and Report of independent
  public accountants........................................  53-54
Statements of income (loss) for each of the three years in
  the period ended December 31, 2002........................     55
Balance sheets -- December 31, 2002 and 2001................     56
Statements of cash flows for each of the three years in the
  period ended December 31, 2002............................     57
Statements of changes in shareholders' equity for each of
  the three years in the period ended December 31, 2002.....     58
Statements of comprehensive income (loss) for each of the
  three years in the period ended December 31, 2002.........     59
Notes to financial statements...............................     60
Schedule II -- Valuation and Qualifying Accounts............    100

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Tenneco Automotive Inc.

     We have audited the accompanying consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries ("the Company") as of December 31, 2002, and the related consolidated statements of income (loss), cash flows, changes in shareholders' equity and comprehensive income (loss) for the year ended December 31, 2002. Our audit also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2001 and for each of the two years then ended, prior to the addition of the transitional disclosures discussed in Note 3, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 28, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 3, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.

     As discussed above, the consolidated financial statements of the Company as of and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 3, these consolidated financial statements have been revised to include the transitional disclosures required by SFAS No. 142. We audited the transitional disclosures in Note 3. In our opinion, the transitional disclosures for 2001 and 2000 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than with respect to such transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP
Chicago, Illinois
February 3, 2003

     The following report is a copy of the report previously issued by Arthur Andersen LLP ("Andersen") in connection with the filing of our Form 10-K for the year ended December 31, 2001. The inclusion of this previously issued Andersen report is pursuant to the "Temporary and Final Rule and Final Rule Requirements for Arthur Andersen LLP Auditing Clients," issued by the SEC in March 2002. Note that this previously issued Andersen report includes references to fiscal year 1999, which is not required to be presented in the accompanying consolidated financial statements for the period ended December 31, 2002. This audit report has not been reissued by Andersen in connection with the filing of this Form 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tenneco Automotive Inc.:

     We have audited the accompanying balance sheets of Tenneco Automotive Inc. (a Delaware corporation) and consolidated subsidiaries (see Note 1) as of December 31, 2001 and 2000, and the related statements of income, cash flows, changes in shareholders' equity and comprehensive income for each of the three years in the period ended December 31, 2001. These financial statements and schedule referred to below are the responsibility of Tenneco Automotive Inc.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tenneco Automotive Inc. and consolidated subsidiaries as of December 31, 2001 and 2000, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

                                          ARTHUR ANDERSEN LLP
Chicago, Illinois
January 28, 2002

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)

                                                                     YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------
                                                               2002            2001            2000
                                                           -------------   -------------   -------------
                                                           (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues.......................   $     3,459     $     3,364     $     3,528
                                                            -----------     -----------     -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation shown
    below)...............................................         2,735           2,699           2,766
  Engineering, research, and development.................            67              67              68
  Selling, general, and administrative...................           351             353             428
  Depreciation and amortization of other intangibles.....           144             137             134
  Amortization of goodwill...............................            --              16              17
                                                            -----------     -----------     -----------
                                                                  3,297           3,272           3,413
                                                            -----------     -----------     -----------
OTHER INCOME (EXPENSE)
  Gain on sale of assets.................................            10               3               3
  Loss on sale of receivables............................            (2)             (5)             (1)
  Other income (loss)....................................            (1)              2               3
                                                            -----------     -----------     -----------
                                                                      7              --               5
                                                            -----------     -----------     -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND
  MINORITY INTEREST......................................           169              92             120
    Interest expense (net of interest capitalized).......           141             170             186
    Income tax expense (benefit).........................            (7)             51             (27)
    Minority interest....................................             4               1               2
                                                            -----------     -----------     -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE...............            31            (130)            (41)
Extraordinary loss, net of income tax....................            --              --              (1)
                                                            -----------     -----------     -----------
Income (loss) before cumulative effect of change in
  accounting principle...................................            31            (130)            (42)
Cumulative effect of change in accounting principle, net
  of income tax..........................................          (218)             --              --
                                                            -----------     -----------     -----------
NET LOSS.................................................   $      (187)    $      (130)    $       (42)
                                                            ===========     ===========     ===========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding --
    Basic................................................    39,795,481      37,779,837      34,735,766
    Diluted..............................................    41,667,815      38,001,248      34,906,825
Basic earnings (loss) per share of common stock --
    Before extraordinary item and cumulative effect of
       change in accounting principle....................   $      0.78     $     (3.43)    $     (1.18)
    Extraordinary loss...................................            --              --            (.02)
    Cumulative effect of change in accounting
       principle.........................................         (5.48)             --              --
                                                            -----------     -----------     -----------
                                                            $     (4.70)    $     (3.43)    $     (1.20)
                                                            ===========     ===========     ===========
Diluted earnings (loss) per share of common stock --
    Before extraordinary item and cumulative effect of
       change in accounting principle....................   $      0.74     $     (3.43)    $     (1.18)
    Extraordinary loss...................................            --              --            (.02)
    Cumulative effect of change in accounting
       principle.........................................         (5.48)             --              --
                                                            -----------     -----------     -----------
                                                            $     (4.74)    $     (3.43)    $     (1.20)
                                                            ===========     ===========     ===========
Cash dividends per share of common stock.................   $        --     $        --     $       .20
                                                            ===========     ===========     ===========

  The accompanying notes to financial statements are an integral part of these statements of income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 2002       2001
                                                                -------    -------
                                                                    (MILLIONS)
                           ASSETS
------------------------------------------------------------
Current assets:
  Cash and cash equivalents.................................    $    54    $    53
  Receivables --
     Customer notes and accounts, net.......................        394        380
     Other..................................................         15         15
  Inventories...............................................        352        326
  Deferred income taxes.....................................         56         66
  Prepayments and other.....................................         95        101
                                                                -------    -------
                                                                    966        941
                                                                -------    -------
Other assets:
  Long-term notes receivable, net...........................         14         40
  Goodwill..................................................        185        423
  Intangibles, net..........................................         20         18
  Deferred income taxes.....................................        141        128
  Pension assets............................................         17         28
  Other.....................................................        135        136
                                                                -------    -------
                                                                    512        773
                                                                -------    -------
Plant, property, and equipment, at cost.....................      2,011      1,835
  Less -- Reserves for depreciation and amortization........        985        868
                                                                -------    -------
                                                                  1,026        967
                                                                -------    -------
                                                                $ 2,504    $ 2,681
                                                                =======    =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------
Current liabilities:
  Short-term debt (including current maturities of long-term
     debt)..................................................    $   228    $   191
  Trade payables............................................        505        401
  Accrued taxes.............................................         40         35
  Accrued interest..........................................         23         25
  Accrued liabilities.......................................        172        148
  Other.....................................................         48         76
                                                                -------    -------
                                                                  1,016        876
                                                                -------    -------
Long-term debt..............................................      1,217      1,324
                                                                -------    -------
Deferred income taxes.......................................        103        166
                                                                -------    -------
Postretirement benefits.....................................        225        174
                                                                -------    -------
Deferred credits and other liabilities......................         18         52
                                                                -------    -------
Commitments and contingencies
Minority interest...........................................         19         15
                                                                -------    -------
Shareholders' equity:
  Common stock..............................................         --         --
  Premium on common stock and other capital surplus.........      2,749      2,748
  Accumulated other comprehensive loss......................       (357)      (375)
  Retained earnings (accumulated deficit)...................     (2,246)    (2,059)
                                                                -------    -------
                                                                    146        314
  Less -- Shares held as treasury stock, at cost............        240        240
                                                                -------    -------
                                                                    (94)        74
                                                                -------    -------
                                                                $ 2,504    $ 2,681
                                                                =======    =======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                                -------------------------
                                                                2002     2001      2000
                                                                -----    -----    -------
                                                                       (MILLIONS)
OPERATING ACTIVITIES
Income (loss) before extraordinary item and cumulative
  effect of change in accounting principle..................    $  31    $(130)   $   (41)
Adjustments to reconcile income (loss) from extraordinary
  item and cumulative effect of change in accounting
  principle to cash provided (used) by operations--
    Depreciation and amortization...........................      144      153        151
    Deferred income taxes...................................      (39)      30        (43)
    (Gain) loss on sale of assets, net......................       (8)       2         (2)
    Changes in components of working capital--
      (Increase) decrease in receivables....................        9       64         61
      (Increase) decrease in inventories....................       --       75        (29)
      (Increase) decrease in prepayments and other current
       assets...............................................        6      (18)       (14)
      Increase (decrease) in payables.......................       56      (46)       141
      Increase (decrease) in accrued taxes..................        3        2         (4)
      Increase (decrease) in accrued interest...............       (2)      (9)         6
      Increase (decrease) in other current liabilities......       (5)      22         (4)
    Other...................................................       (7)      (4)        12
                                                                -----    -----    -------
Net cash provided by operating activities...................      188      141        234
                                                                -----    -----    -------
INVESTING ACTIVITIES
Net proceeds from sale of businesses and assets.............       24       11         26
Expenditures for plant, property, and equipment.............     (138)    (127)      (146)
Acquisitions of businesses..................................       --       --         (5)
Investments and other.......................................        7      (10)       (32)
                                                                -----    -----    -------
Net cash used by investing activities.......................     (107)    (126)      (157)
                                                                -----    -----    -------
NET CASH PROVIDED BEFORE FINANCING ACTIVITIES...............       81       15         77
FINANCING ACTIVITIES
Issuance of common and treasury shares......................       --       10         17
Issuance of equity securities by a subsidiary...............       --       --          1
Issuance of long-term debt..................................        3       --          1
Retirement of long-term debt................................     (123)     (57)      (107)
Net increase (decrease) in short-term debt excluding current
  maturities of long-term debt..............................       47       49        (16)
Dividends (common)..........................................       --       --         (7)
Other.......................................................       --        1        (12)
                                                                -----    -----    -------
Net cash provided (used) by financing activities............      (73)       3       (123)
                                                                -----    -----    -------
Effect of foreign exchange rate changes on cash and cash
  equivalents...............................................       (7)      --         (3)
                                                                -----    -----    -------
Increase (decrease) in cash and cash equivalents............        1       18        (49)
Cash and cash equivalents, January 1........................       53       35         84
                                                                -----    -----    -------
Cash and cash equivalents, December 31 (Note)...............    $  54    $  53    $    35
                                                                =====    =====    =======
Cash paid during the year for interest......................    $ 145    $ 177    $   186
Cash paid during the year for income taxes (net of
  refunds)..................................................    $  27    $  17    $    18
NON-CASH INVESTING AND FINANCING ACTIVITIES
Obligation for long-term capital lease......................    $  (3)   $  --    $   (17)

-------------------------
Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                             YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------------------------------------
                                                              2002                     2001                     2000
                                                      ---------------------    ---------------------    ---------------------
                                                        SHARES      AMOUNT       SHARES      AMOUNT       SHARES      AMOUNT
                                                      ----------    -------    ----------    -------    ----------    -------
                                                                          (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1.................................    41,355,074    $    --    37,797,256    $    --    34,970,485    $    --
  Issued (Reacquired) pursuant to benefit plans...       (35,960)        --     3,557,818         --     2,826,771         --
  Stock options exercised.........................        28,226         --            --         --            --         --
                                                      ----------    -------    ----------    -------    ----------    -------
Balance December 31...............................    41,347,340         --    41,355,074         --    37,797,256         --
                                                      ==========    -------    ==========    -------    ==========    -------
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1.................................                    2,748                    2,738                    2,721
  Premium on common stock issued pursuant to
    benefit plans.................................                        1                       10                       17
                                                                    -------                  -------                  -------
Balance December 31...............................                    2,749                    2,748                    2,738
                                                                    -------                  -------                  -------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance January 1.................................                     (375)                    (239)                    (179)
  Other comprehensive income (loss)...............                       18                     (136)                     (60)
                                                                    -------                  -------                  -------
Balance December 31...............................                     (357)                    (375)                    (239)
                                                                    -------                  -------                  -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1.................................                   (2,059)                  (1,929)                  (1,880)
  Net loss........................................                     (187)                    (130)                     (42)
  Dividends --
    Common stock..................................                       --                       --                       (7)
                                                                    -------                  -------                  -------
Balance December 31...............................                   (2,246)                  (2,059)                  (1,929)
                                                                    -------                  -------                  -------
LESS -- COMMON STOCK HELD AS TREASURY STOCK, AT
  COST
Balance January 1.................................     1,294,692        240     1,298,498        240     1,298,373        240
  Shares acquired.................................            --         --            --         --           125         --
  Shares issued pursuant to benefit and dividend
    reinvestment plans............................            --         --        (3,806)        --            --         --
                                                      ----------    -------    ----------    -------    ----------    -------
Balance December 31...............................     1,294,692        240     1,294,692        240     1,298,498        240
                                                      ==========    -------    ==========    -------    ==========    -------
  Total...........................................                  $   (94)                 $    74                  $   330
                                                                    =======                  =======                  =======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                      YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                                2002                            2001                            2000
                                    -----------------------------   -----------------------------   -----------------------------
                                     ACCUMULATED                     ACCUMULATED                     ACCUMULATED
                                        OTHER                           OTHER                           OTHER
                                    COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                       INCOME          INCOME          INCOME          INCOME          INCOME          INCOME
                                       (LOSS)          (LOSS)          (LOSS)          (LOSS)          (LOSS)          (LOSS)
                                    -------------   -------------   -------------   -------------   -------------   -------------
                                                                             (MILLIONS)
NET LOSS..........................                      $(187)                          $(130)                          $ (42)
                                                        -----                           -----                           -----
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)
  CUMULATIVE TRANSLATION
    ADJUSTMENT
  Balance January 1...............      $(316)                          $(237)                          $(176)
    Translation of foreign
      currency statements.........         43              43             (79)            (79)            (61)            (61)
                                        -----                           -----                           -----
  Balance December 31.............       (273)                           (316)                           (237)
                                        -----                           -----                           -----
  FAIR VALUE OF INTEREST RATE
    SWAPS
  Balance January 1...............        (17)                             --                              --
    Fair value adjustment.........         13              13             (17)            (17)             --              --
                                        -----                           -----                           -----
  Balance December 31.............         (4)                            (17)                             --
                                        -----                           -----                           -----
  ADDITIONAL MINIMUM PENSION
    LIABILITY ADJUSTMENT
  Balance January 1...............        (42)                             (2)                             (3)
    Additional minimum pension
      liability adjustment........        (61)            (61)            (64)            (64)              2               2
    Income tax benefit
      (expense)...................         23              23              24              24              (1)             (1)
                                        -----                           -----                           -----
  Balance December 31.............        (80)                            (42)                             (2)
                                        -----                           -----                           -----
Balance December 31...............      $(357)                          $(375)                          $(239)
                                        =====                           =====                           =====
                                                        -----                           -----                           -----
Other comprehensive income
  (loss)..........................                         18                            (136)                            (60)
                                                        -----                           -----                           -----
COMPREHENSIVE LOSS................                      $(169)                          $(266)                          $(102)
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

  Sales of Accounts Receivable

     We entered into an agreement during the third quarter of 2000 to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party, net of a factoring discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $101 million, $110 million, and $138 million at December 31, 2002, 2001, and 2000, respectively. We recognized a loss of $2 million, $5 million, and $1 million during 2002, 2001, and 2000, respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, and it averaged 3.3 percent during the time period in 2002 when we sold receivables. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

  Inventories

     At December 31, 2002 and 2001, inventory by major classification was as follows:

                                                              2002   2001
                                                              ----   ----
                                                              (MILLIONS)
Finished goods..............................................  $164   $149
Work in process.............................................    74     69
Raw materials...............................................    76     71
Materials and supplies......................................    38     37
                                                              ----   ----
                                                              $352   $326
                                                              ====   ====

     Our inventories are stated at the lower of cost or market value. A portion of total inventories (23 percent and 25 percent at December 31, 2002 and 2001, respectively) is valued using the last-in, first-out method. If we had used the first-in, first-out ("FIFO") method of accounting for these inventories, they would have been $13 million and $18 million higher at December 31, 2002 and 2001, respectively. We value all other inventories using the FIFO or average cost methods at the lower of cost or market value.

  Goodwill and Intangibles, net

     At December 31, 2002 and 2001, goodwill and intangibles, net of amortization, by major category were as follows:

                                                                2002    2001
                                                                ----    ----
                                                                 (MILLIONS)
Goodwill....................................................    $185    $423
Other intangible assets, net................................      20      18
                                                                ----    ----
                                                                $205    $441
                                                                ====    ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     Through the end of 2001 goodwill was being amortized on a straight-line basis over periods ranging from 15 to 40 years. Goodwill amortization amounted to $16 million in 2001 and $17 million in 2000, and is shown separately in the statements of income caption "Amortization of goodwill." The overall decrease in goodwill resulted from an impairment charge of $218 million, net of taxes of $6 million, related to a change in accounting principle and fluctuations in exchange rates applied to remaining goodwill balances. The changes in the carrying amount of goodwill for the twelve months ended December 31, 2002, are as follows:

                                                   NORTH AMERICA   EUROPE   OTHER   TOTAL
                                                   -------------   ------   -----   -----
                                                                 (MILLIONS)
Balance at 12/31/01..............................      $ 329        $ 46    $ 48    $ 423
Change in accounting principle...................       (192)        (32)     --     (224)
Translation adjustments..........................         (1)          4     (17)     (14)
                                                       -----        ----    ----    -----
Balance at 12/31/02..............................      $ 136        $ 18    $ 31    $ 185
                                                       =====        ====    ====    =====

     You should read "Changes in Accounting Principles" below for information about the new goodwill accounting requirement and the charge we recorded in 2002 to recognize the cumulative effect of this change in accounting principle. You should also read Note 3 to the financial statements for additional information related to the charge recorded.

     We have capitalized certain intangible assets, primarily trademarks and patents, based on their estimated fair value at the date we acquired them. We amortize these intangible assets on a straight-line basis over periods ranging from five to 30 years. Amortization of intangibles amounted to $1 million in 2002, $2 million in 2001, and $3 million in 2000, and is included in the statements of income caption "Depreciation and amortization." The carrying amount and accumulated amortization are as follows:

                                                                   DECEMBER 31, 2002
                                                             -----------------------------
                                                             GROSS CARRYING   ACCUMULATED
                                                                 VALUE        AMORTIZATION
                                                             --------------   ------------
                                                                      (MILLIONS)
Amortized Intangible Assets
  Patents..................................................        $3             $(2)
  Noncompete covenants.....................................         3              (2)
  Trademarks...............................................         1              (1)
  Technology rights & capital subsidies....................         2              (1)
                                                                   --             ---
  Total....................................................        $9             $(6)
                                                                   ==             ===

     Non-amortized intangible assets include $17 million for the company's intangible pension assets.

     Estimated amortization of intangibles assets over the next five years is expected to be less than $1 million each year.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Plant, Property, and Equipment, at Cost

     At December 31, 2002 and 2001, plant, property, and equipment, at cost, by major category were as follows:

                                                               2002     2001
                                                              ------   ------
                                                                (MILLIONS)
Land, buildings, and improvements...........................  $  342   $  348
Machinery and equipment.....................................   1,462    1,332
Other, including construction in progress...................     207      155
                                                              ------   ------
                                                              $2,011   $1,835
                                                              ======   ======

     We depreciate these properties on a straight-line basis over the estimated useful lives of the assets. Useful lives range from 10 to 40 years for buildings and improvements and from three to 25 years for machinery and equipment.

  Notes Receivable and Allowance for Doubtful Accounts

     Short and long-term notes receivable outstanding were $19 million and $50 million at December 31, 2002 and 2001, respectively. The allowance for doubtful accounts on short- and long-term notes receivable was less than $1 million and $7 million at December 31, 2002 and 2001, respectively.

     At both December 31, 2002 and 2001, the allowance for doubtful accounts on short- and long-term accounts receivable was $22 million.

  Other Long-Term Assets

     We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. We had long-term receivables of $8 million and $19 million on the balance sheet at December 31, 2002 and 2001, respectively, for guaranteed pre-production design and development reimbursement arrangements with our customers. In addition, property, plant and equipment includes $50 million and $35 million at December 31, 2002 and 2001, respectively, for original equipment tools and dies that we own, and prepayments and other includes $27 million and $32 million at December 31, 2002 and 2001, respectively, for in-process tools and dies that we are building for our original equipment customers.

     We capitalize certain costs related to the purchase and development of software that we use in our business operations. We amortize the costs attributable to these software systems over their estimated useful lives, ranging from three to 12 years, based on various factors such as the effects of obsolescence, technology, and other economic factors. Capitalized software development costs, net of amortization, were $89 million at each of December 31, 2002 and 2001, respectively.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Revenue Recognition

     We recognize revenue for sales to our original equipment and aftermarket customers under the terms of our arrangements with those customers, generally at the time of shipment from our plants or distribution centers. For our aftermarket customers, we provide for promotional incentives and estimated returns at the time of sale, which are deducted from revenues. Where we have offered product warranty, we also provide for estimated warranty costs, based upon historical experience and specific warranty issues. For our OE customers, we recognize "pass-through" sales. These pass-through sales occur when, at the direction of our OE customers, we purchase components from suppliers, use them in our manufacturing process, and sell them as part of the completed system.

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

  Engineering, Research and Development

     We expense engineering, research, and development costs as they are incurred. Engineering, research and development expenses were $67 million for both 2002 and 2001, and $68 million in 2000, and are included in the income statement caption of the same name. Of these amounts, $6 million for both 2002 and 2001, and $5 million in 2000 relate to research and development, which includes the search, design, and development of a new unproven product or process. Additionally, $36 million, $37 million, and $40 million of engineering, research, and development expense for 2002, 2001, and 2000, respectively, relates to improvements and enhancements to existing products and processes. The remainder of the expenses in each year relate to engineering costs we incurred for application of existing products and processes to vehicle platforms. Further, our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering research and development expense for 2002, 2001, and 2000 has been reduced by $13 million, $16 million, and $14 million, respectively, for these reimbursements.

  Foreign Currency Translation

     We translate the financial statements of foreign subsidiaries into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for revenues and expenses in each period. We record translation adjustments for those subsidiaries whose local currency is their functional currency as a component of accumulated other comprehensive loss in shareholders' equity. We recognize transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred, except for those transactions which hedge purchase commitments and for those intercompany balances which are designated as long-term investments. Net income (loss) included foreign currency transaction losses of $9 million in 2002 and $2 million in both 2001 and 2000.

  Risk Management Activities

     We use derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES rates, and interest rate swaps to hedge our exposure to changes in interest rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Net gains or losses on these foreign currency exchange contracts that are designated as hedges are recognized in the income statement to offset the foreign currency gain or loss on the underlying transaction. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on some intercompany and third party trade receivables and payables. Since these anticipated transactions are not firm commitments, we mark these forward contracts to market each period and record any gain or loss in the income statement. From time to time we have also entered into forward contracts to hedge our net investment in foreign subsidiaries. We recognize the after-tax net gains or losses on these contracts on the accrual basis in the balance sheet caption "Accumulated other comprehensive income (loss)." In the statement of cash flows, cash receipts or payments related to these exchange contracts are classified consistent with the cash flows from the transaction being hedged.

     We do not currently enter into derivative financial instruments for speculative purposes.

  Stock Options

     We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Our stock-based employee compensation plans are described more fully in Note 7. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the stock at date of grant. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," and amended by SFAS No. 148, "Accounting for Stock-based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123," we follow the disclosure requirements only of SFAS No. 123. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123:

                                                        YEARS ENDED DECEMBER 31,
                                                       ---------------------------
                                                        2002      2001      2000
                                                       -------   -------   -------
                                                       (MILLIONS EXCEPT PER SHARE
                                                                AMOUNTS)
Net income (loss)....................................  $ (187)   $ (130)   $  (42)
Deduct: Stock-based employee compensation cost, net
  of income tax......................................      (2)       (2)       (4)
                                                       ------    ------    ------
Pro forma net income (loss)..........................  $ (189)   $ (132)   $  (46)
                                                       ======    ======    ======

Earnings (loss) per share:
Basic -- as reported.................................  $(4.70)   $(3.43)   $(1.20)
Basic -- pro forma...................................  $(4.74)   $(3.48)   $(1.31)

Diluted -- as reported...............................  $(4.74)   $(3.43)   $(1.20)
Diluted -- pro forma.................................  $(4.78)   $(3.48)   $(1.31)

     The fair value of each option granted during 2002, 2001, and 2000 is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for grants in 2002, 2001, and 2000, respectively: (i) risk-free interest rates of 5.09 percent, 4.9 percent, and 6.3 percent,; (ii) expected lives of 10.0, 10.0, and 10.0 years; (iii) expected volatility 39.56 percent, 43.8 percent, and 40.7 percent; and (iv) dividend yield of 0.0 percentage, 0.0 percentage, and 0.0 percentage.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Changes in Accounting Principles

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142 in January 2002. Goodwill was amortized at the rate of $16 million in 2001 and $17 million in 2000, prior to adopting the new standard. Under the provisions of SFAS No. 142, we were required to perform an impairment analysis on the balance of goodwill at January 1, 2002. The fair value of our reporting units used in determining the goodwill impairment was computed using the present value of expected future cash flows. As a result of this analysis, we determined that goodwill associated with our North American ride control and European aftermarket operations was impaired. As a result, a charge of $218 million, net of taxes of $6 million, was recorded in the first quarter of 2002 as a cumulative effect of a change in accounting principle. The balance of unamortized goodwill was $185 million at December 31, 2002. We are required to test this balance for impairment on an annual basis.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We will be required to adopt the new standard by January 1, 2003. We do not believe that the effect of adopting this statement will have a material impact on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses recognition, presentation and disclosure of impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of," and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business." SFAS No. 144 was effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations.

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

     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 provides that issuing a guarantee imposes a noncontingent obligation to stand ready to perform in the event that the conditions specified in the guarantee occur, and that a liability representing the fair value of such a guarantee must be recognized when the guarantee is issued. We will be required to apply these initial recognition and measurement provisions to guarantees issued or modified after December 31,

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

2002. We do not expect the adoption of FIN 45 to have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See "Stock Options" earlier in this Note 1 for our compliance with new transition and disclosure requirements of SFAS No. 148.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and effective July 1, 2003 for variable interest entities created before February 1, 2003. We do not expect the adoption of FIN 46 to have any impact on our consolidated financial statements.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include allowances for doubtful receivables, promotional and product returns, pension and post-retirement benefit plans, income taxes, and contingencies. These items are covered in more detail in Note 1, Note 6, Note 9, and Note 11. Actual results could differ from those estimates.

  Reclassifications

     Prior years' financial statements have been reclassified where appropriate to conform to 2002 presentations.

2. RESTRUCTURING CHARGES

     Over the past several years we have adopted plans to restructure portions of our operations. These plans were approved by the Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Prior to the change in accounting required for exit or disposal activities described under "Changes in Accounting Principles" in Note 1 above, we recorded charges to income related to these plans for costs that do not benefit future activities in the period in which the plans were finalized and approved, while actions necessary to affect these restructuring plans occurred over future periods in accordance with established plans. We are conducting all workforce reductions in compliance with all legal and contractual requirements including obligations to consult with worker's councils, union representatives and others.

     In the fourth quarter of 2000, our Board of Directors approved a restructuring plan to reduce administrative and operational overhead costs. We recorded, in the fourth quarter of 2000, a pre-tax charge related to the plan of $46 million, $32 million after tax, or $.92 per diluted common share. Within the statement of income, $13 million of the pre-tax charge is reflected in cost of sales, while $33 million is included in selling, general and administrative expenses. The charge is comprised of $24 million of severance and related costs for salaried employment reductions worldwide and $22 million for the

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES reduction of manufacturing and distribution capacity in response to long-term market trends. The 2000 plan involved closing a North American aftermarket exhaust distribution facility and a ride control manufacturing plant in our Asian market, as well as the consolidation of some exhaust manufacturing facilities in Europe. In addition, the plan involved the elimination of 700 positions, including temporary employees. We wrote down the assets at the locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We do not expect that cash proceeds on the sale of these assets will be significant. As of December 31, 2002, 637 employees have been terminated under the 2000 plan primarily in North America and Europe. Additionally, 57 temporary employees have been terminated. All restructuring actions related to this plan have been completed. We executed the plan more efficiently than initially anticipated and as a result in the fourth quarter of 2002 we reversed $2 million of the charge to the statement of income, of which $1 million is recorded in cost of sales and $1 million is recorded in selling, general and administrative expenses.

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

     In the first quarter of 2001, our Board of Directors approved a restructuring plan in response to increasingly difficult industry conditions. On January 31, 2001, we announced plans to eliminate 405 salaried positions worldwide. We recorded pre-tax charges related to this restructuring of $11 million, $8 million after tax, or $.21 per diluted common share. Within the statement of income, $2 million of the pre-tax charge is reflected in cost of sales, while $9 million is included in selling, general and administrative expenses. These charges are comprised of $8 million for severance and related costs for salaried employment reductions worldwide and $3 million for costs related to closing a testing facility in North America. As of December 31, 2002, we have eliminated 329 positions in connection with the first quarter 2001 plan. We have completed all restructuring activities related to this plan. We executed the plan more efficiently than initially anticipated and as a result in the fourth quarter of 2002 reversed $1 million in reserves related to this restructuring activity. All of the reversal was recorded in selling, general and administrative expenses.

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

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, the first phase of a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. The first phase of Project Genesis involved closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The closed facilities include an emissions control aftermarket plant and an aftermarket distribution operation in Europe, a ride control plant in Europe, an engineering center in Europe, one building at an emissions control plant complex in North America, a technology facility in North America, an exhaust manufacturing facility in North America, and our London-based treasury office. In the fourth quarter of 2001, we recorded pre-tax charges related to Project Genesis of $27 million. Within the statement of income, $23 million of the pre-tax

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES charge is reflected in cost of sales, while $4 million is included in selling, general and administrative expenses. These charges are comprised of $18 million in severance and $9 million for equipment lease cancellation, asset impairment and other restructuring costs to close the eight facilities. We wrote down the assets at locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We also recorded a pre-tax charge of $4 million in cost of sales related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. The aftermarket parts were written down to their estimated scrap value, less costs to sell. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter for the value mapping and rearrangement of one of our emissions control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $.81 per diluted common share. As of December 31, 2002, we have eliminated 945 positions in connection with the first phase of Project Genesis. Additionally, we are executing this plan more efficiently than originally anticipated and as a result in the fourth quarter of 2002 reduced our reserves related to this restructuring activity by $6 million which is recorded in cost of sales. We expect to complete all remaining restructuring activities related to the first phase of Project Genesis in the first half of 2003.

     In addition to the fourth quarter 2001 charges, we incurred other costs during 2002 of $11 million for moving and rearrangement activities related to Project Genesis that could not be accrued as part of the restructuring charge.

     Amounts related to activities that are part of all the restructuring plans discussed above are as follows:

                             DECEMBER 31,                                                      DECEMBER 31,
                                 2001          2002     CHARGED TO   IMPACT OF                     2002
                             RESTRUCTURING     CASH       ASSET      EXCHANGE      RESERVE     RESTRUCTURING
                                RESERVE      PAYMENTS    ACCOUNTS      RATES     ADJUSTMENTS      RESERVE
                             -------------   --------   ----------   ---------   -----------   -------------
                                                               (MILLIONS)
Severance..................       $23          $(10)       $--         $   2         $(6)          $   9
Asset Impairment...........         4            --         (4)           --          --              --
Other......................         6            (5)         2            --          (3)             --
                                  ---          ----        ---         -----         ---           -----
                                  $33          $(15)       $(2)        $   2         $(9)          $   9
                                  ===          ====        ===         =====         ===           =====

     In the second quarter of 2002, we sold a manufacturing facility in the U.K. that we closed in an earlier restructuring plan. Included in Charged to Asset Accounts in the preceding table is an adjustment to the assumptions made in the recording of the U.K. facility's restructuring reserve. The proceeds of $17 million exceeded our original estimates of the market value of the property. Consequently, after the adjustment, we recorded a pre-tax gain of $11 million on the sale in the second quarter of 2002. This gain is shown in the statement of income as a gain on sale of assets.

     Under the terms of an amendment to our senior credit agreement that took effect on March 13, 2002, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives over the 2002-2004 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. In addition to the announced actions, we continue to evaluate additional opportunities, including additional phases of Project Genesis, to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution, and manufacturing footprint for the future. There can be no assurances however, that we will undertake additional phases of Project Genesis or other additional restructuring actions. Actions that we take, if any, will require the approval of our Board of Directors and, if the costs of the plans exceed the

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES amount previously approved by our senior lenders, could require approval by our senior lenders. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

3. EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES

  Extraordinary Loss

     During 2000, we recognized extraordinary losses of $1 million (net of a $1 million income tax benefit), or $.02 per diluted common share, related to the early retirement of a portion of our long-term debt.

  Cumulative Effect of Changes in Accounting Principles

     Effective January 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore, amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, ceased upon adoption. Prior to the adoption of SFAS No. 142, goodwill was amortized using the straight-line method over periods ranging from 15 to 40 years.

     As required by this standard, we performed an impairment analysis using discounted cash flows and market multiples. As a result, we recorded an impairment loss of $218 million, net of tax, as a cumulative effect of a change in accounting principle in the first quarter of 2002. The impaired goodwill was associated with our North American ride control and the European aftermarket businesses. We are required to test the remaining goodwill balance for impairment on an annual basis. There has been no further impairment of goodwill since January 1, 2002.

     SFAS No. 142 requires transitional disclosures of income before the cumulative effect of a change in accounting principle and basic and diluted earnings per share before the cumulative effect of the accounting change had we been accounting for goodwill under SFAS No. 142 for the years ended December 31, 2001 and 2000.

                                                              2002     2001     2000
                                                              -----   ------   ------
                                                                    (MILLIONS)
Reported income (loss) before cumulative effect of
  accounting change.........................................  $  31   $ (130)  $  (42)
Add back goodwill amortization expense, net of tax..........     --       13       13
                                                              -----   ------   ------
Adjusted income (loss) before cumulative effect of
  accounting change.........................................  $  31   $ (117)  $  (29)
                                                              =====   ======   ======
Reported basic earnings (loss) per share before cumulative
  effect of accounting change...............................  $0.78   $(3.43)  $(1.20)
Add back goodwill amortization expense, net of tax..........     --     0.35     0.39
                                                              -----   ------   ------
Adjusted basic earnings (loss) per share before cumulative
  effect of accounting change...............................  $0.78   $(3.08)  $(0.81)
                                                              =====   ======   ======
Reported diluted earnings (loss) per share before cumulative
  effect of accounting change...............................  $0.74   $(3.43)  $(1.20)
Add back goodwill amortization expense, net of tax..........     --     0.35     0.39
                                                              -----   ------   ------
Adjusted diluted earnings (loss) per share before cumulative
  effect of accounting change...............................  $0.74   $(3.08)  $(0.81)
                                                              =====   ======   ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

4. LONG-TERM DEBT, SHORT-TERM DEBT, AND FINANCING ARRANGEMENTS

  Long-Term Debt

     A summary of our long-term debt obligations at December 31, 2002 and 2001, is set forth in the following table:

                                                                 2002      2001
                                                                ------    ------
                                                                   (MILLIONS)
Tenneco Automotive Inc. --
  Senior Term Loans due 2003 through 2008, average effective
     interest rate 5.5% in 2002 and 5.9% in 2001............    $  789    $  899
  11 5/8% Senior Subordinated Notes due 2009................       500       500
  Debentures due 2008 through 2025, average effective
     interest rate 9.3% in 2002 and 9.3% in 2001............         3         3
  Notes due 2003 through 2007, average effective interest
     rate 7.2% in 2002 and 7.9% in 2001.....................         2        13
Other subsidiaries --
  Notes due 2003 through 2011, average effective interest
     rate 4.9% in 2002 and 6.0% in 2001.....................        20        16
                                                                ------    ------
                                                                 1,314     1,431
Less -- current maturities..................................        97       107
                                                                ------    ------
Total long-term debt........................................    $1,217    $1,324
                                                                ======    ======

     The aggregate maturities and sinking fund requirements applicable to the issues outstanding at December 31, 2002, are $97 million, $97 million, $98 million, $9 million, and $256 million for 2003, 2004, 2005, 2006 and 2007, respectively.

  Short-Term Debt

     We principally use a revolving credit facility to finance our short-term capital requirements. As a result, we classify the outstanding balance of the revolving credit facility within our short-term debt. The revolving credit facility balance included in short-term debt is $121 million and $68 million at December 31, 2002 and 2001, respectively. Information regarding our short-term debt as of and for the years ended December 31, 2002 and 2001, is as follows:

                                                                2002    2001
                                                                ----    ----
                                                                 (MILLIONS)
Current maturities on long-term debt........................    $ 97    $107
Notes payable...............................................     131      84
                                                                ----    ----
Total short-term debt.......................................    $228    $191
                                                                ====    ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                                                     2002              2001
                                                                --------------    --------------
                                                                NOTES PAYABLE*    NOTES PAYABLE*
                                                                --------------    --------------
                                                                     (DOLLARS IN MILLIONS)
Outstanding borrowings at end of year.......................         $131             $  84
Weighted average interest rate on outstanding borrowings at
  end of year...............................................          6.9%             10.3%
Approximate maximum month-end outstanding borrowings during
  year......................................................         $134             $ 222
Approximate average month-end outstanding borrowings during
  year......................................................         $ 91             $ 108
Weighted average interest rate on approximate average
  month-end outstanding borrowings during year..............          8.3%             12.1%

-------------------------
* Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

  Financing Arrangements

                                                                     COMMITTED CREDIT FACILITIES(A)
                                                         ------------------------------------------------------
                                                                           DECEMBER 31, 2002
                                                         ------------------------------------------------------
                                                                                      LETTERS OF
                                               TERM      COMMITMENTS    BORROWINGS    CREDIT(B)       AVAILABLE
                                              -------    -----------    ----------    ----------      ---------
                                                                         (MILLIONS)
Tenneco Automotive Inc. revolving credit
  agreement...............................       2005       $450           $121          $61            $268
Subsidiaries' credit agreements...........    Various         10             10           --              --
                                                            ----           ----          ---            ----
                                                            $460           $131          $61            $268
                                                            ====           ====          ===            ====

-------------------------
(a) We generally are required to pay commitment fees on the unused portion of the total commitment.

(b) Letters of credit reduce the available borrowings under the revolving credit agreement.

     Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions, which was $1.239 billion at December 31, 2002. We entered into an agreement to amend this facility on October 20, 2000 to (i) relax the financial covenant ratios beginning in the fourth quarter of 2000, (ii) exclude up to $80 million of cash charges and expenses related to cost reduction initiatives from the calculation of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") used in our financial covenant ratios through 2001 and (iii) make certain other technical changes. In exchange for these amendments, we agreed to certain interest rate increases, lowered our capital expenditure limits and paid an aggregate fee of about $3 million.

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

     At the time of the second amendment, we expected that we would meet with the senior lenders during the first quarter of 2002 to negotiate further amendments to the senior credit facility. Consequently,

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES we amended the senior credit facility for a third time on March 13, 2002. The third amendment revised the financial covenant ratios we are required to maintain as of the end of each of the quarters ending in 2002, 2003 and 2004. It also extends the limitation on annual capital expenditures of $150 million through this three-year period. The amendment further provides us with the option to enter into sale and leaseback arrangements on up to $200 million of our assets. The proceeds from these arrangements must be used to reduce senior debt. These senior debt prepayments would reduce the next scheduled principal amortization payments. Because the payments on senior debt from sale and leaseback transactions would be made on a pro-rata basis based on the remaining principal amounts outstanding on our Tranche A, B, and C senior term loans, but principal amortization payments are not pro-rata, about 29 percent of any sale and leaseback transactions we enter into during 2003 would reduce our scheduled principal amortization. The amendment also allows us to exclude up to $60 million of cash charges and expenses, before taxes, related to any cost reduction initiatives over the 2002-2004 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. It also permits us to execute exchanges of our senior subordinated bonds for shares of common stock. We do not have any current plans to enter into any debt-for-stock exchanges. Any significant debt-for-stock exchange would require approval of our stockholders. In exchange for these amendments, we agreed to a $50 million reduction in our revolving credit facility, a 25 basis point increase in interest rates on the senior term loans and borrowings under our revolving credit facility, and paid an aggregate fee of $3 million to consenting lenders. We also incurred legal, advisory, and other costs related to the amendment process of $2 million.

     The senior secured credit facility, as amended on March 13, 2002, consists of: (i) a $450 million revolving credit facility with a final maturity date of November 4, 2005; (ii) a $288 million term loan with a final maturity date of November 4, 2005; (iii) a $262 million term loan with a final maturity date of November 4, 2007; and (iv) a $262 million term loan with a final maturity date of May 4, 2008. Quarterly principal repayment installments on each term loan began October 1, 2001. Borrowings under the facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 325 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 400 basis points for the term loan maturing November 4, 2007 and 425 basis points for the term loan maturing May 4, 2008; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 75 basis points, plus a margin of 225 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 300 basis points for the term loan maturing November 4, 2007 and 325 basis points for the term loan maturing May 4, 2008. We also pay a commitment fee of 50 basis points on the unused portion of the revolving credit facility. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and the term loan maturing November 4, 2005 and fees paid on letters of credit issued under our revolving credit facility are subject to adjustment based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. Our consolidated leverage ratio fell below 4.50 as of June 30, 2002; therefore, the interest margins for borrowings under our revolving credit facility and on our term loan maturing November 4, 2005, and fees paid on letters of credit issued under our revolving credit facility, were reduced by 25 basis points beginning in the third quarter of 2002. Our consolidated leverage ratio remained below 4.50 as of December 31, 2002. Our senior secured credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

     The amended senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratios (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratios (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratios (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) at the end of each period indicated. The financial ratios required under the

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES amended senior credit facility and, in the case of 2002, the actual ratios we achieved are shown in the following tables:

                                                            QUARTER ENDED
                                    --------------------------------------------------------------
                                     MARCH 31,        JUNE 30,      SEPTEMBER 30,     DECEMBER 31,
                                        2002            2002             2002             2002
                                    ------------    ------------    --------------    ------------
                                    REQ.    ACT.    REQ.    ACT.    REQ.     ACT.     REQ.    ACT.
                                    ----    ----    ----    ----    -----    -----    ----    ----
Leverage Ratio (maximum)..........  5.75    4.72    5.75    4.27    5.75     4.20     5.75    4.39
Interest Coverage Ratio
  (minimum).......................  1.60    1.94    1.65    2.15    1.65     2.23     1.65    2.26
Fixed Charge Coverage Ratio
  (minimum).......................  0.75    1.18    0.70    1.29    0.70     1.30     0.75    1.30

                                                                    QUARTER ENDED
                                                ------------------------------------------------------
                                                MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                  2003         2003          2003             2003
                                                ---------    --------    -------------    ------------
Leverage Ratio (maximum)......................    5.75         5.50          5.25             5.00
Interest Coverage Ratio (minimum).............    1.65         1.75          1.80             1.95
Fixed Charge Coverage Ratio (minimum).........    0.80         0.90          0.95             1.00

                                                         QUARTER ENDED
                                     ------------------------------------------------------
                                     MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                       2004         2004          2004             2004        2005-2008
                                     ---------    --------    -------------    ------------    ---------
Leverage Ratio (maximum)...........    4.75         4.50          4.25             4.00          3.50
Interest Coverage Ratio
  (minimum)........................    2.10         2.20          2.25             2.35          3.00
Fixed Charge Coverage Ratio
  (minimum)........................    1.15         1.25          1.35             1.45          1.75

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions described above); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends; (vii) mergers and consolidations; and (viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of December 31, 2002, we were in compliance with both the financial covenants (as indicated above) and operational restrictions of the facility.

     Our outstanding debt also includes $500 million of 11 5/8 percent Senior Subordinated Notes due October 15, 2009. The senior subordinated debt indenture requires that we, as a condition to incurring certain types of indebtedness not otherwise permitted, maintain an interest coverage ratio of not less than 2.25. We have not incurred any of the types of indebtedness not otherwise permitted by this indenture. The indenture also contains restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; and (v) mergers and consolidations. All of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of December 31, 2002, we were in compliance with the covenants and restrictions of this indenture.

     In addition to our senior credit facility and senior subordinated notes, we also sell some of our accounts receivable. In North America, we have an accounts receivable securitization program with a commercial bank. We sell original equipment and aftermarket receivables on a daily basis under this program. We had sold accounts receivable under this program of $46 million and $68 million at December 31, 2002 and 2001, respectively. This program is subject to cancellation prior to its maturity

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2003, this program was amended to extend its term to January 31, 2005 and reduce the size of the program to $50 million. The reduced program size will lower commitment fees payable on the available and unused portion of the committed facility amount. We also sell some receivables in our European operations to regional banks in Europe. At December 31, 2002, we had sold $55 million of accounts receivable in Europe. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreement would increase.

     We believe that cash flows from operations, combined with available borrowing capacity described above, assuming that we maintain compliance with the financial covenants and other requirements of our loan agreement, will be sufficient to meet our future capital requirements for the following year, including scheduled debt principal amortization payments. Our ability to meet the financial covenants depends upon a number of operational and economic factors, many of which are beyond our control. Factors that could impact our ability to comply with the financial covenants include the rate at which consumers continue to buy new vehicles and the rate at which they continue to repair vehicles already in service, as well as our ability to successfully implement our restructuring plans. Lower North American vehicle production levels, weakening in the global aftermarket, or a reduction in vehicle production levels in Europe, beyond our expectations, could impact our ability to meet our financial covenant ratios. In the event that we are unable to meet these financial covenants, we would consider several options to meet our cash flow needs. These options could include further renegotiations with our senior credit lenders, additional cost reduction or restructuring initiatives, sales of assets or common stock, or other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame.

5. FINANCIAL INSTRUMENTS

     The carrying and estimated fair values of our financial instruments by class at December 31, 2002 and 2001, were as follows:

                                                                2002                 2001
                                                         ------------------   ------------------
                                                         CARRYING    FAIR     CARRYING    FAIR
                                                          AMOUNT     VALUE     AMOUNT     VALUE
                                                         --------   -------   --------   -------
                                                                       (MILLIONS)
                                                                  ASSETS (LIABILITIES)
Long-term debt (including current maturities)..........  $(1,314)   $(1,072)  $(1,431)   $(1,030)
Instruments with off-balance-sheet risk
  Foreign currency contracts...........................       --          1        --          1
  Financial guarantees.................................       --         --        --         --
  Interest rate swaps..................................       --         (4)       --        (17)

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Instruments With Off-Balance-Sheet Risk

     Foreign Currency Contracts -- Note 1, "Summary of Accounting
Policies -- Risk Management Activities" describes our use of and accounting for foreign currency exchange contracts. The following table summarizes by major currency the contractual amounts of foreign currency contracts we utilize:

                                                                         NOTIONAL AMOUNT
                                                              -------------------------------------
                                                              DECEMBER 31, 2002   DECEMBER 31, 2001
                                                              -----------------   -----------------
                                                              PURCHASE    SELL    PURCHASE    SELL
                                                              ---------   -----   ---------   -----
                                                                           (MILLIONS)
Foreign currency contracts (in U.S.$):
  Australian dollars........................................    $ 10      $ 36      $  1      $ 17
  British pounds............................................     152        77       139        83
  Canadian dollars..........................................      12        22         4        34
  Czech Republic koruna.....................................       1        17        --        11
  Danish kroner.............................................       7        65        16        89
  European euro.............................................      19         2        97         3
  Norwegian krone...........................................       5        --         4        --
  Polish zloty..............................................      14        28        --        --
  South African rand........................................      --        --        --         2
  Swedish krona.............................................      10         4         4         1
  U.S. dollars..............................................      49        29         5        29
  Other.....................................................       2         2         1         1
                                                                ----      ----      ----      ----
                                                                $281      $282      $271      $270
                                                                ====      ====      ====      ====

     We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. Based on exchange rates at December 31, 2002 and 2001, the cost of replacing these contracts in the event of non-performance by the counterparties would not have been material.

     Guarantees -- We occasionally provide guarantees that could require us to make future payments in the event that the primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was of approximately $4 million and $6 million at December 31, 2002 and 2001, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

     Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our then existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee the $1.239 billion senior secured credit facility and the $500 million senior subordinated notes on a joint and several basis. You should also read Note 12 where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, travel and procurement card programs, and cash management requirements for some of our subsidiaries totaling $45 million. We have also issued $13 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     Interest Rate Swaps -- Under the terms of our senior credit facility agreement, we hedged our exposure to floating interest rates by entering into floating to fixed interest rate swaps covering $300 million of our floating rate debt. The cost of replacing these contracts in the event of non-performance by the counterparties would not be material. These hedges are effective, so we have not recognized in earnings any amounts related to the ineffectiveness of the interest rate swaps. No amounts were excluded from the assessment of hedge effectiveness. The amount reported in other comprehensive income for these interest rate swaps will be recognized in income over the remaining period of the swaps. The swaps expired in February 2003.

6. INCOME TAXES

     The domestic and foreign components of our income before income taxes and minority interest are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002     2001      2000
                                                              ------   -------   -------
                                                                      (MILLIONS)
U.S. loss before income taxes...............................   $(65)    $(173)    $(192)
Foreign income before income taxes..........................     93        95       126
                                                               ----     -----     -----
Income (loss) before income taxes and minority interest.....   $ 28     $ (78)    $ (66)
                                                               ====     =====     =====

     Following is a comparative analysis of the components of income tax expense:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002      2001      2000
                                                              ------    ------    ------
                                                                      (MILLIONS)
Current --
  U.S. .....................................................   $  6       $(8)     $(10)
  State and local...........................................      7        (6)        1
  Foreign...................................................     19        35        25
                                                               ----       ---      ----
                                                                 32        21        16
                                                               ----       ---      ----
Deferred --
  U.S. .....................................................    (31)       16       (56)
  Foreign, state, and other.................................     (8)       14        13
                                                               ----       ---      ----
                                                                (39)       30       (43)
                                                               ----       ---      ----
Income tax expense (benefit)................................   $ (7)      $51      $(27)
                                                               ====       ===      ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35 percent for all years presented) to the income tax expense reflected in the statements of income:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002      2001      2000
                                                              ------    ------    ------
                                                                      (MILLIONS)
Tax expense (benefit) computed at the statutory U.S. federal
  income tax rate...........................................    $10      $(18)     $(23)
Increases (reductions) in income tax expense resulting from:
  Foreign income taxed at different rates and foreign losses
     with no tax benefit....................................      3         2        (2)
  Taxes on anticipated repatriation of dividends............     (4)       66        --
  State and local taxes on income, net of U.S. federal
     income tax benefit.....................................      1        (2)       (4)
  Recognition of previously unbenefitted tax loss
     carryforwards..........................................     (1)       (1)       (6)
  Amortization of nondeductible goodwill....................     --         4         3
  Income exempt from tax due to tax holidays................     (4)       (6)       --
  Nondeductible restructuring expenses......................     (6)        8         1
  Foreign earnings subject to U.S. federal income tax.......      7         4         7
  Canadian prior years income tax refunds...................     (2)       --        --
  Impact of Belgium rate reduction..........................     (4)       --        --
  Other.....................................................     (7)       (6)       (3)
                                                                ---      ----      ----
Income tax expense (benefit)................................    $(7)     $ 51      $(27)
                                                                ===      ====      ====

     The components of our net deferred tax liability were as follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
                                                               (MILLIONS)
Deferred tax assets --
  Tax loss carryforwards:
     U.S. ..................................................  $171    $161
     State..................................................    20      12
     Foreign................................................    42      46
  Postretirement benefits other than pensions...............    37      45
  Pensions..................................................    42       2
  Other.....................................................    55      25
  Valuation allowance.......................................   (45)    (25)
                                                              ----    ----
       Net deferred tax asset...............................   322     266
                                                              ----    ----
Deferred tax liabilities --
  Tax over book depreciation................................   163     166
  Other.....................................................    75      75
                                                              ----    ----
       Total deferred tax liability.........................   238     241
                                                              ----    ----
Net deferred tax asset......................................  $ 84    $ 25
                                                              ====    ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     Following is a reconciliation of deferred taxes to the deferred taxes shown in the balance sheet:

                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
                                                               (MILLIONS)
Balance Sheet:
  Current portion -- deferred tax asset.....................  $  56   $  66
  Non-current portion -- deferred tax asset.................    141     128
  Current portion -- deferred tax liability shown in accrued
     taxes..................................................    (10)     (3)
  Non-current portion -- deferred tax liability.............   (103)   (166)
                                                              -----   -----
Net Deferred Tax Assets.....................................  $  84   $  25
                                                              =====   =====

     As shown by the valuation allowance in the table above, we had potential tax benefits of $45 million and $25 million at December 31, 2002 and 2001, respectively, that we did not recognize in the statements of income (loss) when they were generated. These unrecognized tax benefits resulted primarily from foreign tax loss carryforwards that are available to reduce future foreign tax liabilities.

     We have a U.S. Federal tax net operating loss carryforward ("NOL") at December 31, 2002, of $488 million, which will expire in varying amounts from 2018 to 2022. The federal tax effect of that NOL is $171 million, and is recorded as an asset on our balance sheet at December 31, 2002. We estimate, based on available evidence, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our US operations and upon strategies available to accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of December 31, 2002, we believe that there has been a significant change in our ownership, but not a majority change, since the 1999 spin-off of Pactiv.

     As of December 31, 2002, for foreign income tax purposes, we have $42 million of foreign tax NOLs. Of the $42 million of foreign tax NOLs, $22 million does not expire and the remainder will expire in varying amounts from 2003 to 2010.

     We do not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries as our present intention is to reinvest the unremitted earnings in our foreign operations. Unremitted earnings of foreign subsidiaries are approximately $418 million at December 31, 2002. We estimated that the amount of U.S. income taxes that would be accrued upon remittance of the assets that represent those unremitted earnings is $96 million. In 2001, we provided current tax of $66 million related to the repatriation of certain foreign earnings.

     We have tax sharing agreements with our former affiliates that allocate tax liabilities for prior periods.

7. COMMON STOCK

     We have authorized 135 million shares ($.01 par value) of common stock, of which 41,347,340 shares and 41,355,074 shares were issued at December 31, 2002 and 2001, respectively. We held 1,294,692 shares of treasury stock at both December 31, 2002 and 2001.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Reserved

     The total number of shares of our common stock reserved at December 31, 2002 and 2001, were as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                   ORIGINAL ISSUE SHARES                        2002        2001
                   ---------------------                      ---------   ---------
Tenneco Automotive Inc. Stock Ownership Plan (stock award
  plan)*....................................................  3,438,105   5,444,374
Tenneco Automotive Inc. 2002 Long-Term Incentive Plan (stock
  award plan)...............................................  2,000,000          --
                                                              ---------   ---------
                                                              5,438,105   5,444,374
                                                              =========   =========

                       TREASURY STOCK
                       --------------
Tenneco Automotive Inc. Supplemental Stock Ownership Plan
  (stock award plan)*.......................................  1,013,601   1,013,601
                                                              ---------   ---------
                                                              1,013,601   1,013,601
                                                              =========   =========

---------------

* These plans expired as to new awards on December 31, 2001.

  Stock Plans

     Tenneco Automotive Inc. 2002 Long-Term Incentive Plan and Other Equity Plans -- In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock appreciation rights ("SARs"), and stock options to our directors, officers, and employees. The plan, which terminated as to new awards on December 31, 2001, was renamed the "Tenneco Automotive Inc. Stock Ownership Plan." In December 1999, we adopted the Tenneco Automotive Inc. Supplemental Stock Ownership Plan, which permitted the granting of a variety of similar awards to our directors, officers and employees. We can issue up to about 1.1 million treasury shares of common stock under the Supplemental Stock Ownership Plan, which also terminated as to new awards on December 31, 2001. In March 2002, we adopted the Tenneco Automotive Inc. 2002 Long-Term Incentive Plan which permits the granting of a variety of similar awards to our officers, directors and employees. We can deliver up to 2 million shares of our common stock under the 2002 Long-Term Incentive Plan. At our 2003 annual meeting of stockholders, we will ask for stockholder approval of an additional 2 million shares to be available for delivery under this plan.

     Restricted Stock/Units, Performance Units, and Stock Equivalent Units -- We have granted restricted stock and restricted units to certain key employees. These awards generally require, among other things, that the employee remains our employee during the restriction period. We have also granted performance units to certain key employees that are payable in common stock at the end of a three year performance period after the date of grant based on the attainment of specified performance goals for the three years. We have also granted stock equivalent units to certain key employees that are payable in cash annually at the then current market price of our common stock based on the attainment of specified performance goals. During 2002, 2001, and 2000, we granted 285,822, 360,710, and 274,719 shares and units, respectively, with a weighted average fair value based on the price of our common stock on the grant date of $3.20, $3.37, and $7.70 per share, respectively. At December 31, 2002, 10,000 restricted shares at an average price of $7.47 per share, 477,172 performance units at an average price of $7.90 per share, and 652,513 stock equivalent units at an average price of $5.19 per unit were outstanding.

     We have granted performance units to certain members of the Board of Directors who are not also an employee of the company. We also granted restricted stock to certain directors in satisfaction of residual obligations under the discontinued retirement plan for directors. During 2002, 1,000 performance units per non-employee director were issued under this program at the weighted average fair value of our stock on

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES the grant date of $3.90 per share. During 2002, 2001 and 2000, 7,000, 8,000 and 1,000 performance units, respectively, were issued under this program at a weighted average fair value of our stock on the grant date of $3.90, $3.66 and $5.75 per share, respectively. During 2002, 3,949 restricted shares were issued under this program to a non-employee director at the weighted average fair value of our stock on the grant date of $3.90 per share. During 2001, 9,656 restricted shares were issued under this program at a weighted average fair value of our stock on the grant date of $3.19. At December 31, 2002, 10,577 restricted shares and 20,000 performance units at an average price of $4.37 and $4.83, respectively, per unit were outstanding under this program.

     We recognized after-tax stock based compensation expense in 2002 of $4 million, in 2001 of $2 million, and in 2000 of $10 million.

     Employee Stock Ownership Plans (401(k) Plans) -- We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, participants may elect to defer up to 16 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. Through December 31, 2001, we matched qualified contributions with a contribution of 75 percent of each employee's contribution up to 8 percent of the employee's salary. Beginning January 1, 2002, this match was reduced to 50 percent of each employee's contribution up to 8 percent of the employee's salary. These matching contributions were made in company stock and approximated $10 million and $16 million (representing 3.7 million and 1.6 million common shares, respectively) for the years ended December 31, 2001 and 2000, respectively. These matching contributions were made in cash starting January 1, 2002 and approximated $7 million for the year ended December 31, 2002. All contributions vest immediately.

     Employee Stock Purchase Plan -- Effective April 1, 1997, we adopted an Employee Stock Purchase Plan ("ESPP") that allowed U.S. and Canadian employees to purchase our common stock at a 15 percent discount. Each year employees participating in the ESPP were to able purchase shares with a discounted value not to exceed $21,250. Under the ESPP, we sold 281,056 shares to employees in 1999. The weighted average fair value of the employee purchase right, which was estimated using the Black-Scholes option pricing model and the assumptions described below except that the average life of each purchase right was assumed to be 90 days, was $4.29 in 1999. The ESPP was suspended in June 1999 and terminated during 2000.

     Stock Options -- The following table reflects the status and activity for all options to purchase common stock we have issued for the periods indicated:

                                            2002                    2001                    2000
                                    ---------------------   ---------------------   ---------------------
                                                 WEIGHTED                WEIGHTED                WEIGHTED
                                      SHARES       AVG.       SHARES       AVG.       SHARES       AVG.
                                      UNDER      EXERCISE     UNDER      EXERCISE     UNDER      EXERCISE
          STOCK OPTIONS               OPTION      PRICES      OPTION      PRICES      OPTION      PRICES
          -------------             ----------   --------   ----------   --------   ----------   --------
Outstanding, beginning of year....   5,923,743    $6.68      2,752,945    $12.59     9,966,147    $19.83
  Granted.........................     182,801     4.51      3,527,250      2.13        72,083      8.82
  Cancelled.......................     (87,270)    4.70       (356,452)     7.30    (1,268,310)    21.90
  Stock option buyback............          --       --             --        --    (6,016,975)    22.57
  Exercised.......................     (28,226)    3.26             --        --            --        --
                                    ----------              ----------              ----------
Outstanding, end of year..........   5,991,048     6.66      5,923,743      6.68     2,752,945     12.59
                                    ==========              ==========              ==========
Options exercisable at end of
  year............................   3,577,152    $9.48      1,979,399    $14.06     1,433,520    $16.34
Weighted average fair value of
  options granted during the
  year............................                $2.71                   $ 1.33                  $ 5.64

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     The following table reflects summarized information about stock options outstanding at December 31, 2002:

                                                      OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                             --------------------------------------   ----------------------
                                                           WEIGHTED AVG.   WEIGHTED    WEIGHTED
                                               NUMBER        REMAINING       AVG.       NUMBER        AVG.
                                             OUTSTANDING    CONTRACTUAL    EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICE                      AT 12/31/02       LIFE         PRICE     AT 12/31/02    PRICE
-----------------------                      -----------   -------------   --------   -----------   --------
$ 1.57 - $ 8.00............................   3,531,548      8.7 years      $ 2.20     1,204,518     $ 2.08
$ 8.00 - $14.00............................   1,714,228      6.9 years        8.57     1,627,362       8.58
$14.00 - $21.00............................     105,767     13.8 years       19.53       105,767      19.53
$21.00 - $27.00............................     639,505      4.3 years       24.03       639,505      24.03
                                              ---------                                ---------
                                              5,991,048                                3,577,152
                                              =========                                =========

  Rights Plan

     On September 9, 1998, we adopted a Rights Plan and established an independent Board committee to review it every three years. The Rights Plan was adopted to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of us in a transaction that is not in the best interests of our shareholders. Generally, under the Rights Plan, as it has been amended, if a person becomes the beneficial owner of 15 percent or more of our outstanding common stock, each right will entitle its holder to purchase, at the right's exercise price, a number of shares of our common stock or, under certain circumstances, of the acquiring person's common stock, having a market value of twice the right's exercise price. Rights held by the 15 percent or more holders will become void and will not be exercisable.

     In March 2000, we amended the Rights Plan to (i) reduce from 20 percent to 15 percent the level of beneficial ownership at which the rights became exercisable, as described above, and (ii) eliminate the "qualified offer" terms of the plan. These terms provided that the rights would not become exercisable in connection with a "qualified offer," which was defined as an all-cash tender offer for all outstanding common stock that was fully financed, remained open for a period of at least 60 business days, resulted in the offeror owning at least 85 percent of our common stock after consummation of the offer, assured a prompt second-step acquisition of shares not purchased in the initial offer, at the same price as the initial offer, and met certain other requirements.

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

  Dividend Reinvestment and Stock Purchase Plan

     Under the Tenneco Automotive Inc. Dividend Reinvestment and Stock Purchase Plan, holders of our common stock may apply cash dividends, if any, and optional cash investments to the purchase of additional shares of our common stock. We have not paid dividends on our common stock since fourth quarter of 2000.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Earnings Per Share

     Earnings (loss) per share of common stock outstanding were computed as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------
                                                              2002             2001             2000
                                                          -------------    -------------    -------------
                                                           (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic earnings (loss) per share --
  Income (loss) before extraordinary loss and
     cumulative effect of change in accounting
     principle........................................     $        31      $      (130)     $       (41)
                                                           ===========      ===========      ===========
  Average shares of common stock outstanding..........      39,795,481       37,779,837       34,735,766
                                                           ===========      ===========      ===========
  Earnings (loss) per average share of common stock...     $      0.78      $     (3.43)     $     (1.18)
                                                           ===========      ===========      ===========
Diluted earnings (loss) per share --
  Income (loss) before extraordinary loss and
     cumulative effect of change in accounting
     principle........................................     $        31      $      (130)     $       (41)
                                                           ===========      ===========      ===========
  Average shares of common stock outstanding..........      39,795,481       37,779,837       34,735,766
  Effect of dilutive securities:
       Restricted stock...............................         117,578               --           13,650
       Stock options..................................       1,302,410           61,715              438
       Performance shares.............................         452,346          159,696          156,971
                                                           -----------      -----------      -----------
  Average shares of common stock outstanding including
     dilutive securities..............................      41,667,815       38,001,248       34,906,825
                                                           ===========      ===========      ===========
  Earnings (loss) per average share of common stock...     $      0.74      $     (3.43)     $     (1.18)
                                                           ===========      ===========      ===========

8. PREFERRED STOCK

     We had 50 million shares of preferred stock ($.01 par value) authorized at December 31, 2002 and 2001. No shares of preferred stock were outstanding at those dates. We have designated and reserved 2 million shares of the preferred stock as junior preferred stock for the Rights Plan.

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

     We have postretirement health care and life insurance plans that cover a majority of our domestic employees. For salaried employees, the plans cover our employees retiring on or after attaining age 55 who have had at least 10 years of service with us after attaining age 45. For hourly employees, the postretirement benefit plans generally cover employees who retire according to one of our hourly employee retirement plans. All of these benefits may be subject to deductibles, copayment provisions, and other limitations, and we have reserved the right to change these benefits. Our postretirement healthcare and life insurance plans are not funded.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     A summary of the change in benefit obligation, the change in plan assets, the development of net amount recognized, and the amounts recognized in the balance sheets for the pension plans and postretirement benefit plans follows:

                                                                 PENSION      POSTRETIREMENT
                                                              -------------   ---------------
                                                              2002    2001     2002     2001
                                                              -----   -----   ------   ------
                                                                        (MILLIONS)
Change in benefit obligation:
  Benefit obligation at September 30 of the previous year...  $ 348   $ 316   $ 137    $ 101
  Currency rate conversion..................................     14      (9)     --       --
  Curtailment...............................................     (1)      1      --       (1)
  Service cost..............................................     14      13       4        3
  Interest cost.............................................     24      22      10        8
  Plan amendments/new salaried plan.........................      1      --     (12)       2
  Actuarial loss............................................     27      25      27       34
  Benefits paid.............................................    (18)    (20)    (12)     (10)
  Participants' contributions...............................     --      --       1       --
                                                              -----   -----   -----    -----
  Benefit obligation at September 30........................  $ 409   $ 348   $ 155    $ 137
                                                              =====   =====   =====    =====
Change in plan assets:
  Fair value at September 30 of the previous year...........  $ 235   $ 294   $  --    $  --
  Currency rate conversion..................................      9      (9)     --       --
  Curtailment...............................................     (1)     --      --       --
  Actual return on plan assets..............................    (21)    (46)     --       --
  Employer contributions....................................     19      15      11       10
  Participants' contributions...............................      1       1       1       --
  Benefits paid.............................................    (18)    (20)    (12)     (10)
                                                              -----   -----   -----    -----
  Fair value at September 30................................  $ 224   $ 235   $  --    $  --
                                                              =====   =====   =====    =====
Development of net amount recognized:
  Funded status at September 30.............................  $(185)  $(113)  $(155)   $(137)
  Contributions during the fourth quarter...................      3       1       3        2
  Unrecognized cost:
     Actuarial loss.........................................    156      80      78       54
     Prior service cost.....................................     35      37     (24)     (12)
     Transition asset.......................................     (2)     (2)     --       --
                                                              -----   -----   -----    -----
  Net amount recognized at December 31......................  $   7   $   3   $ (98)   $ (93)
                                                              =====   =====   =====    =====
Amounts recognized in the balance sheets:
  Prepaid benefit cost......................................  $  17   $  15   $  --    $  --
  Accrued benefit cost......................................   (154)    (92)    (98)     (93)
  Intangible asset..........................................     16      14      --       --
  Accumulated other comprehensive income....................    128      66      --       --
                                                              -----   -----   -----    -----
  Net amount recognized.....................................  $   7   $   3   $ (98)   $ (93)
                                                              =====   =====   =====    =====

-------------------------
Notes: Assets of one plan may not be utilized to pay benefits of other plans.
       Additionally, the prepaid (accrued) pension cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     Net periodic pension costs (income) for the years 2002, 2001, and 2000, consist of the following components:

                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                  (MILLIONS)
Service cost -- benefits earned during the year.............  $ 14   $ 13   $ 14
Interest on prior year's projected benefit obligation.......    24     22     21
Expected return on plan assets..............................   (28)   (25)   (24)
Curtailment gain............................................    --     (1)    (2)
Net amortization:
  Actuarial loss............................................     1     --     --
  Prior service cost........................................     3      3      3
                                                              ----   ----   ----
Net pension costs...........................................  $ 14   $ 12   $ 12
                                                              ====   ====   ====
Other comprehensive income (loss)...........................  $ 61   $ 63   $ (1)
                                                              ====   ====   ====

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets were $383 million, $341 million, and $194 million, respectively, as of September 30, 2002, $319 million, $286 million, and $200 million, respectively, as of September 30, 2001, and $44 million, $40 million, and $7 million, respectively, as of September 30, 2000.

     The weighted average discount rates (which are based on long-term market rates) used in determining the 2002, 2001, and 2000 actuarial present value of the benefit obligations were 6.5 percent, 6.9 percent, and 7.3 percent, respectively. The rate of increase in future compensation was 4.2 percent for 2002 and 4.3 percent for each of 2001 and 2000. The weighted average expected long-term rate of return on plan assets for 2002 was 8.4 percent and 9.4 percent for each of 2001 and 2000.

     We made contributions of $21 million to these pension plans during 2002. Based on current actuarial estimates, we believe we will be required to make contributions of about $20 million to these plans during 2003. Pension contributions beyond 2003 will be required, but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2003.

     Net periodic postretirement benefit cost for the years 2002, 2001, and 2000, consist of the following components:

                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                  (MILLIONS)
Service cost -- benefits earned during the year.............  $ 4    $ 3    $ 4
Interest on accumulated postretirement benefit obligation...   10      8      9
Net amortization:
  Actuarial loss............................................    3      1      1
  Prior service cost........................................   (1)    (2)    --
Curtailment gain............................................   --     (2)    (1)
                                                              ---    ---    ---
Net periodic postretirement benefit cost....................  $16    $ 8    $13
                                                              ===    ===    ===

     The weighted average assumed health care cost trend rate used in determining the 2002 accumulated postretirement benefit obligation was 10 percent, declining by 1 percent each year through 2007. In 2001 and 2000 the health care cost trend rate was 10 percent and 5 percent, respectively.

     Increasing the assumed health care cost trend rate by one percentage point in each year would increase the 2002, 2001, and 2000, accumulated postretirement benefit obligations by approximately $17 million, $15 million, and $11 million, respectively, and would increase the aggregate of the service cost

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES and interest cost components of the net periodic postretirement benefit cost by approximately $2 million each year for 2002, 2001 and 2000.

     Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the 2002 accumulated postretirement benefit obligation by approximately $15 million and would decrease the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost by approximately $2 million.

     The discount rates (which are based on long-term market rates) used in determining the 2002, 2001, and 2000 accumulated postretirement benefit obligations were 7.00 percent, 7.25 percent, and 8.0 percent respectively.

10. SEGMENT AND GEOGRAPHIC AREA INFORMATION

     We are a global manufacturer with two geographic reportable segments: North America and Europe. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. The accounting policies of the segments are the same as described in Note 1, "Summary of Accounting Policies." We evaluate segment performance based primarily on income before interest expense, income taxes, and minority interest. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products. Segment results for 2002, 2001, and 2000 are as follows:

                                                                               SEGMENT
                                                          -------------------------------------------------
                                                                                     RECLASS
                                                           NORTH                        &
                                                          AMERICA   EUROPE   OTHER    ELIMS    CONSOLIDATED
                                                          -------   ------   -----   -------   ------------
                                                                             (MILLIONS)
AT DECEMBER 31, 2002, AND FOR THE YEAR THEN ENDED
Revenues from external customers........................  $1,898    $1,221   $340     $ --        $3,459
Intersegment revenues...................................       8        33     12      (53)           --
Interest income.........................................      --         1      1       --             2
Depreciation and amortization...........................      78        43     23       --           144
Income before interest, income taxes, and minority
  interest..............................................     129        18     22       --           169
Extraordinary loss......................................      --        --     --       --            --
Cumulative effect of change in accounting principle.....     192        26     --       --           218
Total assets............................................     795       984    623      102         2,504
Investment in affiliated companies......................      --         1      7       --             8
Capital expenditures....................................      66        56     16       --           138
Noncash items other than depreciation and
  amortization..........................................       4        (9)    (4)      --            (9)
AT DECEMBER 31, 2001, AND FOR THE YEAR THEN ENDED
Revenues from external customers........................  $1,790    $1,266   $308     $ --        $3,364
Intersegment revenues...................................       9        39     10       58            --
Interest income.........................................      --         1      2       --             3
Depreciation and amortization...........................      91        38     24       --           153
Income before interest, income taxes, and minority
  interest..............................................      52        23     17       --            92
Extraordinary loss......................................      --        --     --       --            --
Cumulative effect of change in accounting principle.....      --        --     --       --            --
Total assets............................................   1,072       893    614      102         2,681
Investment in affiliated companies......................      --         1      9       --            10
Capital expenditures....................................      50        64     13       --           127
Noncash items other than depreciation and
  amortization..........................................      12       (11)   (13)      --           (12)
AT DECEMBER 31, 2000, AND FOR THE YEAR THEN ENDED
Revenues from external customers........................  $1,946    $1,247   $335     $ --        $3,528
Intersegment revenues...................................      10        45     13      (68)           --
Interest income.........................................      --         1      2       --             3

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                                                               SEGMENT
                                                          -------------------------------------------------
                                                                                     RECLASS
                                                           NORTH                        &
                                                          AMERICA   EUROPE   OTHER    ELIMS    CONSOLIDATED
                                                          -------   ------   -----   -------   ------------
                                                                             (MILLIONS)
Depreciation and amortization...........................      85        42     24       --           151
Income before interest, income taxes, and minority
  interest..............................................      68        40     12       --           120
Extraordinary loss......................................      --        --     (1)      --            (1)
Cumulative effect of change in accounting principle.....      --        --     --       --            --
Total assets............................................   1,213       980    664      (29)        2,886
Investment in affiliated companies......................      --        11     --       --            11
Capital expenditures....................................      71        59     16       --           146
Noncash items other than depreciation and
  amortization..........................................      11        (6)    (3)      --             2

     The following table shows information relating to our external customer revenues for each product or each group of similar products:

                                                                      NET SALES AND
                                                                    OPERATING REVENUES
                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                 2002      2001      2000
                                                                ------    ------    ------
                                                                        (MILLIONS)
EMISSIONS CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................    $  359    $  387    $  445
  Original equipment market.................................     1,880     1,805     1,758
                                                                ------    ------    ------
                                                                 2,239     2,192     2,203
                                                                ------    ------    ------
RIDE CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................    $  549    $  548    $  610
  Original equipment market.................................       671       624       715
                                                                ------    ------    ------
                                                                 1,220     1,172     1,325
                                                                ------    ------    ------
          Total.............................................    $3,459    $3,364    $3,528
                                                                ======    ======    ======

     During 2002, sales to four major customers comprised approximately 19.8 percent, 13.3 percent, 10.1 percent, and 10.1 percent of consolidated net sales and operating revenues. During 2001, sales to four major customers comprised approximately 19.6 percent, 10.9 percent, 10.6 percent, and 10.4 percent of consolidated net sales and operating revenues. During 2000, sales to four major customers comprised approximately 16.6 percent, 13.5 percent, 11.5 percent, and
9.7 percent of consolidated net sales and operating revenues.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                                                     GEOGRAPHIC AREA
                                                 --------------------------------------------------------
                                                 UNITED               OTHER      RECLASS &
                                                 STATES   GERMANY   FOREIGN(A)     ELIMS     CONSOLIDATED
                                                 ------   -------   ----------   ---------   ------------
                                                                        (MILLIONS)
AT DECEMBER 31, 2002, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers(b)............  $1,544    $443       $1,472       $  --        $3,459
Long-lived assets(d)...........................     487     112          625          --         1,224
Total assets...................................   1,122     240        1,200         (58)        2,504
AT DECEMBER 31, 2001, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers(b)............  $1,409    $475       $1,480       $  --        $3,364
Long-lived assets(d)...........................     518      84          419          --         1,021
Total assets...................................   1,353     216        1,179         (67)        2,681
AT DECEMBER 31, 2000, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers(b)(c).........  $1,566    $415       $1,547       $  --        $3,528
Long-lived assets(d)...........................     556      82          566          --         1,204
Total assets...................................   1,436     223        1,333        (106)        2,886

-------------------------
Notes: (a) Revenues from external customers and long-lived assets for individual foreign countries other than Germany are not material.
       (b) Revenues are attributed to countries based on location of the seller.
       (c) Revenues have been adjusted for the change in accounting for certain sales incentives
       (d) Long-lived assets include all long-term assets except goodwill, intangibles, and deferred tax assets.

11. COMMITMENTS AND CONTINGENCIES

 Capital Commitments

     We estimate that expenditures aggregating approximately $63 million will be required after December 31, 2002 to complete facilities and projects authorized at such date, and we have made substantial commitments in connection with these facilities and projects.

 Lease Commitments

     We have long-term leases for certain facilities, equipment, and other assets. The minimum lease payments under non-cancelable leases with lease terms in excess of one year are:

                                                                                   SUBSEQUENT
                                           2003    2004    2005    2006    2007      YEARS
                                           ----    ----    ----    ----    ----    ----------
                                                               (MILLIONS)
Operating Leases.......................    $15     $13     $10      $8      $8         $9
Capital Leases.........................    $ 3     $ 3     $ 3      $3      $3         $7

     Total rental expense for the year 2002, 2001, and 2000 was $33 million, $30 million, and $36 million respectively.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

 Contingencies

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

 Litigation

     We also from time to time are involved in legal proceedings or claims that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to vigorously defend ourselves against all of these claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. On the other hand, we are experiencing an increasing number of these claims, likely due to bankruptcies of major asbestos manufacturers. We vigorously defend ourselves against these claims as part of our ordinary course of business. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

 Product Warranties

     We provide warranties on some of our products. The warranty terms vary but range from one year up to limited lifetime warranties on some of our premium aftermarket products. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified on OE products. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. We actively study trends of warranty claims and take action to improve product quality and minimize warranty claims. We believe that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. The reserve is included in both long-term and short-term liabilities on the balance sheet.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     Below is a table that shows the activity in the warranty accrual accounts:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                  (MILLIONS)
Beginning Balance...........................................  $19    $16    $21
Accruals related to product warranties......................   15     18     14
Reductions for payments made................................   13     15     19
                                                              ---    ---    ---
Ending Balance..............................................  $21    $19    $16
                                                              ===    ===    ===

 Environmental Matters

     We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We record expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

     As of December 31, 2002, we are designated as a potentially responsible party in three Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $14 million. For both the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision, as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We undertook a third-party evaluation of estimated environmental remediation costs at one of our facilities beginning in 2000. The evaluation was initiated as a result of testing that indicated the potential underground migration of some contaminants beyond our facility property. We completed and analyzed the results of our evaluation of contamination and migration from that facility. We initially increased the reserve by $3 million in the fourth quarter of 2000 related to on-site remediation activities and $5 million in the first quarter of 2001 following evaluation of needed off-site remediation activities. However, after

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES further investigation of alternative remediation technologies, we were able to identify a more efficient technology and therefore reduced the reserve by $4 million in the fourth quarter of 2001. There have been no significant changes in the reserve for 2002.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

12. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

 Basis of Presentation

     We issued senior subordinated notes due 2009 as a component of a plan to realign our debt. You should also read Note 5, "Financial Instruments" for further discussion of the notes and related guarantee. All of our existing and future material domestic wholly owned subsidiaries (which comprise the Guarantor Subsidiaries) fully and unconditionally guarantee the notes on a joint and several basis. We have not presented separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries because management has determined that such information is not material to the holders of the notes. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)

                                                           FOR THE YEAR ENDED DECEMBER 31, 2002
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues
     --
     External.......................       $1,544          $1,915            $  --          $  --        $3,459
     Affiliated companies...........           48              82               --           (130)           --
                                           ------          ------            -----          -----        ------
                                            1,592           1,997               --           (130)        3,459
                                           ------          ------            -----          -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......        1,218           1,647               --           (130)        2,735
  Engineering, research, and
     development....................           20              47               --             --            67
  Selling, general, and
     administrative.................          196             155               --             --           351
  Depreciation and amortization of
     other intangibles..............           72              72               --             --           144
  Amortization of goodwill..........           --              --               --             --            --
                                           ------          ------            -----          -----        ------
                                            1,506           1,921               --           (130)        3,297
                                           ------          ------            -----          -----        ------
OTHER INCOME (EXPENSE)
  Gain (loss) on sale of assets.....           (1)             11               --             --            10
  Loss on sale of receivables.......           (2)             --               --             --            (2)
  Other income (loss)...............           95             (14)              98           (180)           (1)
                                           ------          ------            -----          -----        ------
                                               92              (3)              98           (180)            7
                                           ------          ------            -----          -----        ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES.........          178              73               98           (180)          169
     Interest expense --
       External (net of interest
          capitalized)..............           (1)              3              139             --           141
       Affiliated companies (net of
          interest income)..........           72               4              (76)            --            --
     Income tax expense (benefit)...           (8)             23              (22)            --            (7)
     Minority interest..............           --               4               --             --             4
                                           ------          ------            -----          -----        ------
                                              115              39               57           (180)           31
     Equity in net income (loss)
       from affiliated companies....           35              (2)            (244)           211            --
                                           ------          ------            -----          -----        ------
INCOME (LOSS) BEFORE EXTRAORDINARY
  LOSS AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE....          150              37             (187)            31            31
Extraordinary loss, net of income
  tax...............................           --              --               --             --            --
                                           ------          ------            -----          -----        ------
Income (loss) before cumulative
  effect of change in accounting
  principle.........................          150              37             (187)            31            31
Cumulative effect of change in
  accounting principle, net of
  income tax........................         (171)            (47)              --             --          (218)
                                           ------          ------            -----          -----        ------
NET INCOME (LOSS)...................       $  (21)         $  (10)           $(187)         $  31        $ (187)
                                           ======          ======            =====          =====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)

                                                           FOR THE YEAR ENDED DECEMBER 31, 2001
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues
     --
     External.......................       $1,409          $1,955            $  --          $  --        $3,364
     Affiliated companies...........           54              60               --           (114)           --
                                           ------          ------            -----          -----        ------
                                            1,463           2,015               --           (114)        3,364
                                           ------          ------            -----          -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......        1,155           1,658               --           (114)        2,699
  Engineering, research, and
     development....................           23              44               --             --            67
  Selling, general, and
     administrative.................          204             149               --             --           353
  Depreciation and amortization of
     other intangibles..............           73              64               --             --           137
  Amortization of goodwill..........            9               7               --             --            16
                                           ------          ------            -----          -----        ------
                                            1,464           1,922               --           (114)        3,272
                                           ------          ------            -----          -----        ------
OTHER INCOME (EXPENSE)
  Gain (loss) on sale of assets.....            2               1               --             --             3
  Loss on sale of receivables.......           (5)             --               --             --            (5)
  Other income (loss)...............           26             (24)              --             --             2
                                           ------          ------            -----          -----        ------
                                               23             (23)              --             --            --
                                           ------          ------            -----          -----        ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES.........           22              70               --             --            92
     Interest expense --
       External (net of interest
          capitalized)..............           (1)              8              163             --           170
       Affiliated companies (net of
          interest income)..........          104               2             (106)            --            --
     Income tax expense (benefit)...           45              25              (19)            --            51
     Minority interest..............           --               1               --             --             1
                                           ------          ------            -----          -----        ------
                                             (126)             34              (38)            --          (130)
     Equity in net income (loss)
       from affiliated companies....           18              (1)             (92)            75            --
                                           ------          ------            -----          -----        ------
INCOME (LOSS) BEFORE EXTRAORDINARY
  LOSS AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE....         (108)             33             (130)            75          (130)
Extraordinary loss, net of income
  tax...............................           --              --               --             --            --
                                           ------          ------            -----          -----        ------
Income (loss) before cumulative
  effect of change in accounting
  principle.........................         (108)             33             (130)            75          (130)
Cumulative effect of change in
  accounting principle, net of
  income tax........................           --              --               --             --            --
                                           ------          ------            -----          -----        ------
NET INCOME (LOSS)...................       $ (108)         $   33            $(130)         $  75        $ (130)
                                           ======          ======            =====          =====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)

                                                           FOR THE YEAR ENDED DECEMBER 31, 2000
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating
     revenues --
     External.......................       $1,566          $1,962            $  --          $  --        $3,528
     Affiliated companies...........           73              71               --           (144)           --
                                           ------          ------            -----          -----        ------
                                            1,639           2,033               --           (144)        3,528
                                           ------          ------            -----          -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......        1,296           1,614               --           (144)        2,766
  Engineering, research, and
     development....................           21              47               --             --            68
  Selling, general, and
     administrative.................          262             166               --             --           428
  Depreciation and amortization of
     other intangibles..............           69              65               --             --           134
  Amortization of goodwill..........            9               8               --             --            17
                                           ------          ------            -----          -----        ------
                                            1,657           1,900               --           (144)        3,413
                                           ------          ------            -----          -----        ------
OTHER INCOME (EXPENSE)
  Gain (loss) on sale of assets.....           --               3               --             --             3
  Loss on sale of receivables.......           (1)             --               --             --            (1)
  Other income (loss)...............            6              (3)              --             --             3
                                           ------          ------            -----          -----        ------
                                                5              --               --             --             5
                                           ------          ------            -----          -----        ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES.........          (13)            133               --             --           120
     Interest expense --
     External (net of interest
       capitalized).................           (1)             11              176             --           186
     Affiliated companies (net of
       interest income).............          108               9             (117)            --            --
     Income tax expense (benefit)...          (35)             29              (21)            --           (27)
     Minority interest..............           --               2               --             --             2
                                           ------          ------            -----          -----        ------
                                              (85)             82              (38)            --           (41)
     Equity in net income from
       affiliated companies.........           73              --               (3)           (70)           --
                                           ------          ------            -----          -----        ------
INCOME (LOSS) BEFORE EXTRAORDINARY
  LOSS AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE....          (12)             82              (41)           (70)          (41)
Extraordinary loss, net of income
  tax...............................           --              --               (1)            --            (1)
                                           ------          ------            -----          -----        ------
Income (loss) before cumulative
  effect of change in accounting
  principle.........................          (12)             82              (42)           (70)          (42)
Cumulative effect of change in
  accounting principle, net of
  income tax........................           --              --               --             --            --
                                           ------          ------            -----          -----        ------
NET INCOME (LOSS)...................       $  (12)         $   82            $ (42)         $ (70)       $  (42)
                                           ======          ======            =====          =====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET

                                                                          DECEMBER 31, 2002
                                                ----------------------------------------------------------------------
                                                                                  TENNECO
                                                                              AUTOMOTIVE INC.
                                                 GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                                SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                                ------------   ------------   ---------------   -------   ------------
                                                                              (MILLIONS)
                    ASSETS
Current assets:
  Cash and cash equivalents...................     $    2         $   52          $   --        $    --      $   54
  Receivables.................................        188            282              18            (79)        409
  Inventories.................................        108            244              --             --         352
  Deferred income taxes.......................         47              9              64            (64)         56
  Prepayments and other.......................         41             54              --             --          95
                                                   ------         ------          ------        -------      ------
                                                      386            641              82           (143)        966
                                                   ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated companies..........        200             --           1,854         (2,054)         --
  Notes and advances receivable from
    affiliates................................      2,644              1           3,265         (5,909)          1
  Long-term notes receivable, net.............          2             11              --             --          13
  Goodwill and intangibles, net...............        150             55              --             --         205
  Deferred income taxes.......................        135              6              78            (78)        141
  Pension assets..............................         10              7              --             --          17
  Other.......................................         47             63              25             --         135
                                                   ------         ------          ------        -------      ------
                                                    3,188            143           5,222         (8,041)        512
                                                   ------         ------          ------        -------      ------
Plant, property, and equipment, at cost.......        855          1,156              --             --       2,011
  Less -- Reserves for depreciation and
    amortization..............................        467            518              --             --         985
                                                   ------         ------          ------        -------      ------
                                                      388            638              --             --       1,026
                                                   ------         ------          ------        -------      ------
                                                   $3,962         $1,422          $5,304        $(8,184)     $2,504
                                                   ======         ======          ======        =======      ======
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
    maturities of long-term debt)
         Short-term debt -- non-affiliated....     $   --         $   14          $  214        $    --      $  228
         Short-term debt -- affiliated........          4              1              10            (15)         --
  Trade payables..............................        153            411              --            (59)        505
  Taxes accrued...............................         79             25              --            (64)         40
  Other.......................................        130             92              25             (4)        243
                                                   ------         ------          ------        -------      ------
                                                      366            543             249           (142)      1,016
Long-term debt-non-affiliated.................         --             16           1,201             --       1,217
Long-term debt-affiliated.....................      1,934             26           3,949         (5,909)         --
Deferred income taxes.........................        128             53              --            (78)        103
Postretirement benefits and other
  liabilities.................................        174             64              (1)             6         243
Commitments and contingencies
Minority interest.............................         --             19              --             --          19
Shareholders' equity..........................      1,360            701             (94)        (2,061)        (94)
                                                   ------         ------          ------        -------      ------
                                                   $3,962         $1,422          $5,304        $(8,184)     $2,504
                                                   ======         ======          ======        =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET

                                                                          DECEMBER 31, 2001
                                                ----------------------------------------------------------------------
                                                                                  TENNECO
                                                                              AUTOMOTIVE INC.
                                                 GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                                SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                                ------------   ------------   ---------------   -------   ------------
                                                                              (MILLIONS)
                    ASSETS
----------------------------------------------
Current assets:
  Cash and cash equivalents...................     $    2         $   51          $   --        $    --      $   53
  Receivables.................................        188            420              77           (290)        395
  Inventories.................................        111            215              --             --         326
  Deferred income taxes.......................         61              5              41            (41)         66
  Prepayments and other.......................         41             60              --             --         101
                                                   ------         ------          ------        -------      ------
                                                      403            751             118           (331)        941
                                                   ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated companies..........        312             --           2,034         (2,346)         --
  Notes and advances receivable from
    affiliates................................      2,510             12           3,291         (5,813)         --
  Long-term notes receivable, net.............         31              9              --             --          40
  Goodwill and intangibles, net...............        319            122              --             --         441
  Deferred income taxes.......................        128             --              --             --         128
  Pension assets..............................          8             20              --             --          28
  Other.......................................         54             55              27             --         136
                                                   ------         ------          ------        -------      ------
                                                    3,362            218           5,352         (8,159)        773
                                                   ------         ------          ------        -------      ------
Plant, property, and equipment, at cost.......        840            995              --             --       1,835
  Less -- Reserves for depreciation and
    amortization..............................        443            425              --             --         868
                                                   ------         ------          ------        -------      ------
                                                      397            570              --             --         967
                                                   ------         ------          ------        -------      ------
                                                   $4,162         $1,539          $5,470        $(8,490)     $2,681
                                                   ======         ======          ======        =======      ======
     LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------
Current liabilities:
  Short-term debt (including current
    maturities of long-term debt)
         Short-term debt -- non-affiliated....     $   --         $   17          $  174        $    --      $  191
         Short-term debt -- affiliated........        150             60              10           (220)         --
  Trade payables..............................        130            336              --            (65)        401
  Taxes accrued...............................         53             23              --            (41)         35
  Other.......................................        115             95              41             (2)        249
                                                   ------         ------          ------        -------      ------
                                                      448            531             225           (328)        876
Long-term debt-non-affiliated.................         --             15           1,309             --       1,324
Long-term debt-affiliated.....................      1,870              3           3,940         (5,813)         --
Deferred income taxes.........................        181             63             (78)            --         166
Postretirement benefits and other
  liabilities.................................        163             59                              4         226
Commitments and contingencies
Minority interest.............................         --             15              --             --          15
Shareholders' equity..........................      1,500            853              74         (2,353)         74
                                                   ------         ------          ------        -------      ------
                                                   $4,162         $1,539          $5,470        $(8,490)     $2,681
                                                   ======         ======          ======        =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                          YEAR ENDED DECEMBER 31, 2002
                                     ----------------------------------------------------------------------
                                                                       TENNECO
                                                                   AUTOMOTIVE INC.   RECLASS
                                      GUARANTOR     NONGUARANTOR       (PARENT          &
                                     SUBSIDIARIES   SUBSIDIARIES      COMPANY)        ELIMS    CONSOLIDATED
                                     ------------   ------------   ---------------   -------   ------------
                                                                   (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities.............      $300           $  7            $(119)        $  --        $188
                                         ----           ----            -----         -----        ----
INVESTING ACTIVITIES
Net proceeds from the sale of
  businesses and assets............        --             24               --            --          24
Expenditures for plant, property,
  and equipment....................       (55)           (83)              --            --        (138)
Acquisitions of businesses.........        --             --               --            --          --
Investments and other..............        19            (12)              --            --           7
                                         ----           ----            -----         -----        ----
Net cash used by investing
  activities.......................       (36)           (71)              --            --        (107)
                                         ----           ----            -----         -----        ----
FINANCING ACTIVITIES
Issuance of common and treasury
  shares...........................        --             --               --            --          --
Issuance of equity securities by a
  subsidiary.......................        --             --               --            --          --
Issuance of long-term debt.........        --              3               --            --           3
Retirement of long-term debt.......        --             (2)            (121)           --        (123)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt.....        --             (5)              52            --          47
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations.........      (264)            76              188            --          --
Dividends (common).................        --             --               --            --          --
Other..............................        --             --               --            --          --
                                         ----           ----            -----         -----        ----
Net cash provided (used) by
  financing activities.............      (264)            72              119            --         (73)
                                         ----           ----            -----         -----        ----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents......................        --             (7)              --            --          (7)
                                         ----           ----            -----         -----        ----
Increase (decrease) in cash and
  cash equivalents.................        --              1               --            --           1
Cash and cash equivalents, January
  1................................         2             51               --            --          53
                                         ----           ----            -----         -----        ----
Cash and cash equivalents, December
  31 (Note)........................      $  2           $ 52            $  --         $  --        $ 54
                                         ====           ====            =====         =====        ====

-------------------------

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31, 2001
                                              ----------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                               GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                              SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                              ------------   ------------   ---------------   -------   ------------
                                                                            (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities................................      $ 46           $115            $(20)         $  --       $ 141
                                                  ----           ----            ----          -----       -----
INVESTING ACTIVITIES
Net proceeds from the sale of businesses and
  assets....................................         4              7              --             --          11
Expenditures for plant, property, and
  equipment.................................       (37)           (90)             --             --        (127)
Acquisitions of businesses..................        --             --              --             --          --
Investments and other.......................        (8)            (2)             --             --         (10)
                                                  ----           ----            ----          -----       -----
Net cash used by investing activities.......       (41)           (85)             --             --        (126)
                                                  ----           ----            ----          -----       -----
FINANCING ACTIVITIES
Issuance of common and treasury shares......        --             --              10             --          10
Issuance of equity securities by a
  subsidiary................................        --             --              --             --          --
Issuance of long-term debt..................        --             --              --             --          --
Retirement of long-term debt................        --             (4)            (53)            --         (57)
Net increase (decrease) in short-term debt
  excluding current maturities of long-term
  debt......................................        --             (7)             56             --          49
Intercompany dividends and net increase
  (decrease) in intercompany obligations....       (11)             5               6             --          --
Dividends (common)..........................        --             --              --             --          --
Other.......................................        --             --               1             --           1
                                                  ----           ----            ----          -----       -----
Net cash provided (used) by financing
  activities................................       (11)            (6)             20             --           3
                                                  ----           ----            ----          -----       -----
Effect of foreign exchange rate changes on
  cash and cash equivalents.................        --             --              --             --          --
                                                  ----           ----            ----          -----       -----
Increase (decrease) in cash and cash
  equivalents...............................        (6)            24              --             --          18
Cash and cash equivalents, January 1........         8             27              --             --          35
                                                  ----           ----            ----          -----       -----
Cash and cash equivalents, December 31
  (Note)....................................      $  2           $ 51            $ --          $  --       $  53
                                                  ====           ====            ====          =====       =====

-------------------------

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31, 2000
                                              ----------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                               GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                              SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                              ------------   ------------   ---------------   -------   ------------
                                                                            (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities................................     $ 482           $ 45            $(293)        $  --       $ 234
                                                 -----           ----            -----         -----       -----
INVESTING ACTIVITIES
Net proceeds from the sale of businesses and
  assets....................................         5             21               --            --          26
Expenditures for plant, property, and
  equipment.................................       (51)           (95)              --            --        (146)
Acquisitions of businesses..................        (1)            (4)              --            --          (5)
Investments and other.......................       (18)           (14)              --            --         (32)
                                                 -----           ----            -----         -----       -----
Net cash used by investing activities.......       (65)           (92)              --            --        (157)
                                                 -----           ----            -----         -----       -----
FINANCING ACTIVITIES
Issuance of common and treasury shares......        --             --               17            --          17
Issuance of equity securities by a
  subsidiary................................        --              1               --            --           1
Issuance of long-term debt..................        --              1               --            --           1
Retirement of long-term debt................        (1)            (3)            (103)           --        (107)
Net increase (decrease) in short-term debt
  excluding current maturities of long-term
  debt......................................        --            (28)              12            --         (16)
Intercompany dividends and net increase
  (decrease) in intercompany obligations....      (425)            50              375            --          --
Dividends (common)..........................        --             --               (7)           --          (7)
Other.......................................       (11)            --               (1)           --         (12)
                                                 -----           ----            -----         -----       -----
Net cash provided (used) by financing
  activities................................      (437)            21              293            --        (123)
                                                 -----           ----            -----         -----       -----
Effect of foreign exchange rate changes on
  cash and cash equivalents.................        --             (3)              --            --          (3)
                                                 -----           ----            -----         -----       -----
Increase (decrease) in cash and cash
  equivalents...............................       (20)           (29)              --            --         (49)
Cash and cash equivalents, January 1........        28             56               --            --          84
                                                 -----           ----            -----         -----       -----
Cash and cash equivalents, December 31
  (Note)....................................     $   8           $ 27            $  --         $  --       $  35
                                                 =====           ====            =====         =====       =====

-------------------------

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months at the date of purchase.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   INCOME (LOSS)
                                                INCOME BEFORE          BEFORE        CUMULATIVE
                                  NET SALES   INTEREST EXPENSE,      CUMULATIVE      EFFECT OF
                                     AND        INCOME TAXES      EFFECT OF CHANGE   CHANGE IN
                                  OPERATING     AND MINORITY       IN ACCOUNTING     ACCOUNTING   NET INCOME
QUARTER                           REVENUES        INTEREST           PRINCIPLE       PRINCIPLE      (LOSS)
-------                           ---------   -----------------   ----------------   ----------   ----------
                                                                  (MILLIONS)
2002
  1st...........................   $  809           $ 27               $  (2)          $(218)       $(220)
  2nd...........................      948             71                  19              --           19
  3rd...........................      856             40                   5              --            5
  4th...........................      846             31                   9              --            9
                                   ------           ----               -----           -----        -----
                                   $3,459           $169               $  31           $(218)       $(187)
                                   ======           ====               =====           =====        =====
2001
  1st...........................   $  864           $  6               $ (31)          $  --        $ (31)
  2nd...........................      925             47                   2              --            2
  3rd...........................      817             37                  (2)             --           (2)
  4th...........................      758              2                 (99)             --          (99)
                                   ------           ----               -----           -----        -----
                                   $3,364           $ 92               $(130)          $  --        $(130)
                                   ======           ====               =====           =====        =====

                            BASIC EARNINGS (LOSS) PER SHARE             DILUTED EARNINGS (LOSS) PER SHARE
                                    OF COMMON STOCK                              OF COMMON STOCK
                       ------------------------------------------   ------------------------------------------
                        INCOME (LOSS)                                INCOME (LOSS)
                            BEFORE        CUMULATIVE                     BEFORE        CUMULATIVE
                          CUMULATIVE      EFFECT OF                    CUMULATIVE      EFFECT OF
                       EFFECT OF CHANGE   CHANGE IN                 EFFECT OF CHANGE   CHANGE IN
                        IN ACCOUNTING     ACCOUNTING   NET INCOME    IN ACCOUNTING     ACCOUNTING   NET INCOME
QUARTER                   PRINCIPLE       PRINCIPLE      (LOSS)        PRINCIPLE       PRINCIPLE      (LOSS)
-------                ----------------   ----------   ----------   ----------------   ----------   ----------
2002
  1st................       $ (.05)         $(5.49)      $(5.54)         $ (.05)         $(5.49)      $(5.54)
  2nd................          .48              --          .48             .45              --          .45
  3rd................          .13              --          .13             .13              --          .13
  4th................          .22              --          .22             .21              --          .21
                            ------          ------       ------          ------          ------       ------
                            $  .78          $(5.49)      $(4.71)         $  .74          $(5.49)      $(4.75)
                            ======          ======       ======          ======          ======       ======
2001
  1st................       $ (.84)         $   --       $ (.84)         $ (.84)         $   --       $ (.84)
  2nd................          .06              --          .06             .06              --          .06
  3rd................         (.06)             --         (.06)           (.06)             --         (.06)
  4th................        (2.53)             --        (2.53)          (2.53)             --        (2.53)
                            ------          ------       ------          ------          ------       ------
                            $(3.37)         $   --       $(3.37)         $(3.37)         $   --       $(3.37)
                            ======          ======       ======          ======          ======       ======

-------------------------
Note: The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.
      (The preceding notes are an integral part of the foregoing financial statements.)

                                                                     SCHEDULE II

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                 COLUMN A                    COLUMN B          COLUMN C          COLUMN D    COLUMN E
                 --------                    ---------   --------------------   ----------   --------
                                                              ADDITIONS
                                                         --------------------
                                              BALANCE     CHARGED    CHARGED
                                                AT          TO          TO                   BALANCE
                                             BEGINNING   COSTS AND    OTHER                   AT END
DESCRIPTION                                   OF YEAR    EXPENSES    ACCOUNTS   DEDUCTIONS   OF YEAR
-----------                                  ---------   ---------   --------   ----------   --------
                                                                    (MILLIONS)
Allowance for Doubtful Accounts and Notes
  Deducted from Assets to Which it Applies:
     Year Ended December 31, 2002..........     $29         $ 8       $  --        $15         $22
                                                ===         ===       =====        ===         ===
     Year Ended December 31, 2001..........     $24         $12       $  --        $ 7         $29
                                                ===         ===       =====        ===         ===
     Year Ended December 31, 2000..........     $29         $ 3       $  --        $ 8         $24
                                                ===         ===       =====        ===         ===

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The section entitled "Election of Directors" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2003 is incorporated herein by reference. In addition, Item 4.1 of this Annual Report on Form 10-K, which appears at the end of Part I, is incorporated herein by reference.

     We have long maintained codes of conduct, business principles and ethical behavior applicable to our directors, officers and other employees. A copy of our Code of Ethical Conduct for Financial Managers, which applies to our principal executive officer, principal financial officer, controller and various other financial managers, is filed as an exhibit to this Form 10-K. We continue to review our corporate policies in light of the provisions of the Sarbanes-Oxley Act of 2002, the rules recently adopted thereunder and the pending corporate governance proposals of the New York Stock Exchange regarding codes of conduct and ethics. We plan to make any necessary or appropriate revisions to our existing codes of conduct, business principles and ethical behavior as these rules are finalized. We further plan to post a copy of the Code of Ethical Conduct for Financial Managers on our Internet website (www.tenneco-automotive.com) in the near future. After this code is posted to our website, we will make a copy of it available to any person, without charge, upon written request to Tenneco Automotive Inc., 500 North Field Drive, Lake Forest, Illinois 60045, Attn: General Counsel. Once applicable to us, we intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding amendments to or waivers of this code by posting this information on our Internet website (www.tenneco-automotive.com).

ITEM 11. EXECUTIVE COMPENSATION.

     The sections entitled "Executive Compensation" and "Election of Directors -- Compensation of Directors" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2003 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The section entitled "Ownership of Common Stock" and "Approval of Amendments to the Tenneco Automotive Inc. 2002 Long-Term Incentive
Plan -- Outstanding Awards," in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2003 are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The section entitled "Election of Directors -- Transactions with Management and Others" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2003 is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                    FINANCIAL STATEMENTS INCLUDED IN ITEM 8

     See "Index to Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data" for a list of financial statements filed as part of this Report.

                      INDEX TO SCHEDULE INCLUDED IN ITEM 8

                                                              PAGE
                                                              ----
Schedule of Tenneco Automotive Inc. and Consolidated
  Subsidiaries -- Schedule II -- Valuation and qualifying
  accounts -- three years ended December 31, 2002...........  100

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

Schedule I -- Condensed financial information of registrant
Schedule III -- Real estate and accumulated depreciation
Schedule IV -- Mortgage loans on real estate
Schedule V -- Supplemental information concerning property -- casualty insurance operations

                              REPORTS ON FORM 8-K

     We filed the following Current Report on Form 8-K during the quarter ended December 31, 2002:

     - Current Report on Form 8-K dated October 22, 2002, including pursuant to
       Item 5 certain information regarding our results of operations for the third quarter of 2002.

                                    EXHIBITS

     The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2002, or incorporated herein by reference (exhibits designated by an asterisk are filed with the report; all other exhibits are incorporated by reference):

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
  2          --   None.
  3.1(a)     --   Restated Certificate of Incorporation of the registrant
                  dated December 11, 1996 (incorporated herein by reference
                  from Exhibit 3.1(a) of the registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1997, File No.
                  1-12387).
  3.1(b)     --   Certificate of Amendment, dated December 11, 1996
                  (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1997, File No. 1-12387).
  3.1(c)     --   Certificate of Ownership and Merger, dated July 8, 1997
                  (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1997, File No. 1-12387).
  3.1(d)     --   Certificate of Designation of Series B Junior Participating
                  Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                  Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1998, File No. 1-12387).
  3.1(e)     --   Certificate of Elimination of the Series A Participating
                  Junior Preferred Stock of the registrant dated September 11,
                  1998 (incorporated herein by reference from Exhibit 3.1(e)
                  of the registrant's Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1998, File No. 1-12387).
  3.1(f)     --   Certificate of Amendment to Restated Certificate of
                  Incorporation of the registrant dated November 5, 1999
                  (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(g)     --   Certificate of Amendment to Restated Certificate of
                  Incorporation of the registrant dated November 5, 1999
                  (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(h)     --   Certificate of Ownership and Merger merging Tenneco
                  Automotive Merger Sub Inc. with and into the registrant,
                  dated November 5, 1999 (incorporated herein by reference
                  from Exhibit 3.1(h) of the registrant's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1999, File No.
                  1-12387).
  3.1(i)     --   Certificate of Amendment to Restated Certificate of
                  Incorporation of the registrant dated May 9, 2000
                  (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
  3.2        --   By-laws of the registrant, as amended March 14, 2000
                  (incorporated herein by reference from Exhibit 3.2(a) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1999, File No. 1-12387).
  3.3        --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                  ("Global"), as amended (incorporated herein by reference to
                  Exhibit 3.3 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
  3.4        --   By-laws of Global (incorporated herein by reference to
                  Exhibit 3.4 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
  3.5        --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                  (incorporated herein by reference to Exhibit 3.5 to the
                  registrant's Registration Statement on Form S-4, Reg. No.
                  333-93757).

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
  3.6        --   By-laws of TMC (incorporated herein by reference to Exhibit
                  3.6 to the registrant's Registration Statement on Form S-4,
                  Reg. No. 333-93757).
  3.7        --   Amended and Restate Certificate of Incorporation of Tenneco
                  International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                  Statement on Form S-4, Reg. No. 333-93757).
  3.8        --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                  Statement on Form S-4, Reg. No. 333-93757).
  3.9        --   Certificate of Incorporation of Clevite Industries Inc.
                  ("Clevite"), as amended (incorporated herein by reference to
                  Exhibit 3.9 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
  3.10       --   By-laws of Clevite (incorporated herein by reference to
                  Exhibit 3.10 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
  3.11       --   Amended and Restated Certificate of Incorporation of the
                  Pullman Company ("Pullman") (incorporated herein by
                  reference to Exhibit 3.11 to the registrant's Registration
                  Statement on Form S-4, Reg. No. 333-93757).
  3.12       --   By-laws of Pullman (incorporated herein by reference to
                  Exhibit 3.12 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
  3.13       --   Certificate of Incorporation of Tenneco Automotive Operating
                  Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
  3.14       --   By-laws of Operating (incorporated herein by reference to
                  Exhibit 3.14 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
  4.1(a)     --   Rights Agreement dated as of September 8, 1998, by and
                  between the registrant and First Chicago Trust Company of
                  New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                  8-K dated September 24, 1998, File No. 1-12387).
  4.1(b)     --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                  Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1999,
                  File No. 1-12387).
  4.1(c)     --   Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from
                  Exhibit 4.4(b) of the registrant's Post-Effective Amendment
                  No. 3, dated February 26, 2001, to its Registration
                  Statement on Form 8-A dated September 17, 1998.)
  4.2(a)     --   Indenture, dated as of November 1, 1996, between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.1 of the
                  registrant's Registration Statement on Form S-4,
                  Registration No. 333-14003).
  4.2(b)     --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                  herein by reference from Exhibit 4.3(b) of the registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1996, File No. 1-12387).
  4.2(c)     --   Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
  4.2(d)     --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).
  4.2(e)     --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).
  4.2(f)     --   Eighth Supplemental Indenture, dated as of April 28, 1997, to Indenture, dated as of November 1, 1996 between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.1 of the
                  registrant's Current Report on Form 8-K dated April 23,
                  1997, File No. 1-12387).
  4.2(g)     --   Ninth Supplemental Indenture, dated as of April 28, 1997, to
                  Indenture, dated as of November 1, 1996, between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.2 of the
                  registrant's Current Report on Form 8-K dated April 23,
                  1997, File No. 1-12387).
  4.2(h)     --   Tenth Supplemental Indenture, dated as of July 16, 1997, to
                  Indenture, dated as of November 1, 1996, between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.1 of the
                  registrant's Current Report on Form 8-K dated June 11, 1997,
                  File No. 1-12387).
  4.2(i)     --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                  Indenture dated November 1, 1996 between The Chase Manhattan
                  Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30,
                  1999, File No. 1-12387).
  4.3        --   Specimen stock certificate for Tenneco Automotive Inc.
                  common stock (incorporated herein by reference from Exhibit
                  4.3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387)
  4.4(a)     --   Indenture dated October 14, 1999 by and between the
                  registrant and The Bank of New York, as trustee
                  (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  4.4(b)     --   Supplemental Indenture dated November 4, 1999 among Tenneco
                  Automotive Operating Subsidiary Inc. (formerly Tenneco
                  Automotive Inc.), Tenneco International Holding Corp.,
                  Tenneco Global Holdings Inc., the Pullman Company, Clevite
                  Industries Inc. and TMC Texas Inc. in favor of The Bank of
                  New York, as trustee (incorporated herein by reference from
                  Exhibit 4.4(b) of the registrant's Quarterly Report on Form
                  10-Q for the quarter ended September 30, 1999, File No.
                  1-12387).
  4.4(c)     --   Subsidiary Guarantee dated as of October 14, 1999 from
                  Tenneco Automotive Operating Subsidiary Inc. (formerly
                  Tenneco Automotive Inc.), Tenneco International Holding
                  Corp., Tenneco Global Holdings Inc., the Pullman Company,
                  Clevite Industries Inc. and TMC Texas Inc. in favor of The
                  Bank of New York, as trustee (incorporated herein by
                  reference to Exhibit 4.4(c) to the registrant's Registration
                  Statement on Form S-4, Reg. No. 333-93757).
  4.5(a)     --   Credit Agreement, dated as of September 30, 1999, among the registrant, the Lenders named therein, Commerzbank and Bank of America, N.A., Citicorp USA, Inc. and The Chase Manhattan
                  Bank (incorporated herein by reference from Exhibit 4.5(a)
                  of the registrant's Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1999, File No. 1-12387).

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
  4.5(b)     --   First Amendment to the Credit Agreement, dated October 20,
                  2000, among the registrant, The Chase Manhattan Bank and
                  Citicorp USA, Inc. (incorporated herein by reference from
                  Exhibit 4.1 to the registrant's Current Report on Form 8-K dated October 24, 2000, File No. 1-12387).
  4.5(c)     --   Second Amendment to Credit Agreement, dated March 22, 2001, among the registrant, the lenders party thereto and The
                  Chase Manhattan Bank (incorporated by reference from Exhibit
                  4.1 to the registrant's Current Report on Form 8-K dated
                  March 22, 2001, File No. 1-12387).
  4.5(d)     --   Third Amendment to Credit Agreement, dated March 13, 2002, among the registrant, JPMorgan Chase Bank as administrative agent and the lenders named therein. (incorporated by
                  reference from Exhibit 4.1 of the registrant's Current
                  Report on Form 8-K dated March 13, 2002, File No. 1-2387).
  9          --   None.
 10.1        --   Distribution Agreement, dated November 1, 1996, by and among
                  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
                  10, File No. 1-12387).
 10.2        --   Amendment No. 1 to Distribution Agreement, dated as of
                  December 11, 1996, by and among El Paso Tennessee Pipeline
                  Co. (formerly Tenneco Inc.), the registrant, and Newport
                  News Shipbuilding Inc. (incorporated herein by reference
                  from Exhibit 10.2 of the registrant's Annual Report on Form
                  10-K for the year ended December 31, 1996, File No.
                  1-12387).
 10.3        --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                  Tenneco Inc.), the registrant, and Newport News Shipbuilding
                  Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1996, File No. 1-12387).
 10.4        --   Benefits Agreement, dated December 11, 1996, by and among El
                  Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                  registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1996, File No. 1-12387).
 10.5        --   Insurance Agreement, dated December 11, 1996, by and among
                  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1996, File No. 1-12387).
 10.6        --   Tax Sharing Agreement, dated December 11, 1996, by and among
                  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                  Newport News Shipbuilding Inc., the registrant, and El Paso
                  Natural Gas Company (incorporated herein by reference from
                  Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
 10.7        --   First Amendment to Tax Sharing Agreement, dated as of
                  December 11, 1996, among El Paso Tennessee Pipeline Co.
                  (formerly Tenneco Inc.), the registrant, El Paso Natural Gas
                  Company and Newport News Shipbuilding Inc. (incorporated
                  herein by reference from Exhibit 10.7 of the registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1996, File No. 1-12387).
*10.8        --   Tenneco Automotive Inc. EVA Incentive Compensation Plan.(1)
 10.9        --   Tenneco Automotive Inc. Change of Control Severance Benefits
                  Plan for Key Executives (incorporated herein by reference
                  from Exhibit 10.13 of the registrant's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1999, File No.
                  1-12387).(1)

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
 10.10       --   Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                  Registration Statement on Form S-4, Reg. No. 333-93757).(1)
 10.11       --   Tenneco Automotive Inc. Key Executive Pension Plan
                  (incorporated herein by reference from Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).(1)
 10.12       --   Tenneco Automotive Inc. Deferred Compensation Plan
                  (incorporated herein by reference from Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).(1)
 10.13       --   Tenneco Automotive Inc. Supplemental Executive Retirement
                  Plan (incorporated herein by reference from Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 2000, File No. 1-12387).(1)
 10.14       --   Human Resources Agreement by and between Tenneco Automotive
                  Inc. and Tenneco Packaging Inc. dated November 4, 1999
                  (incorporated herein by reference to Exhibit 99.1 to the
                  registrant's Current Report on Form 8-K dated November 4,
                  1999, File No. 1-12387).
 10.15       --   Tax Sharing Agreement by and between Tenneco Automotive Inc.
                  and Tenneco Packaging Inc. dated November 3, 1999
                  (incorporated herein by reference to Exhibit 99.2 to the
                  registrant's Current Report on Form 8-K dated November 4,
                  1999, File No. 1-12387).
 10.16       --   Amended and Restated Transition Services Agreement by and
                  between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                  dated as of November 4, 1999 (incorporated herein by
                  reference from Exhibit 10.21 of the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30,
                  1999, File No. 1-12387).
 10.17       --   Assumption Agreement among Tenneco Automotive Operating
                  Company Inc., Tenneco International Holding Corp., Tenneco
                  Global Holdings Inc., The Pullman Company, Clevite
                  Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                  and the other Initial Purchasers listed in the Purchase
                  Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.24 of the registrant's
                  Registration Statement on Form S-4, Reg. No. 333-93757).
 10.18       --   Amendment No. 1 to Change in Control Severance Benefits Plan
                  for Key Executives (incorporated herein by reference from
                  Exhibit 10.23 to the registrant's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2000, File No.
                  1-12387).(1)
 10.19       --   Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from
                  Exhibit 10.24 to the registrant's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2000, File No.
                  1-12387).(1)
 10.20       --   Letter Agreement dated July 27, 2000 between the registrant and Mark A. McCollum (incorporated herein by reference from
                  Exhibit 10.25 to the registrant's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2000, File No.
                  1-12387).(1)
 10.21       --   Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 2000, File No.
                  1-12387).(1)
 10.22       --   Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference
                  from Exhibit 10.28 to the registrant's Annual Report on Form
                  10-K for the year ended December 31, 2000, File No.
                  1-12387).(1)
 10.23       --   Form of Indemnity Agreement entered into between the
                  registrant and the following directors of the registrant:
                  Paul Stecko, M. Kathryn Eickhoff and Dennis Severance
                  (incorporated herein by reference from Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).(1)

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
 10.24       --   Mark P. Frissora Special Appendix under Tenneco Automotive
                  Inc. Supplemental Executive Retirement Plan (incorporated
                  herein by reference from Exhibit 10.30 to the registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  2000, File No. 1-12387).(1)
 10.25       --   Letter Agreement dated as of June 1, 2001 between the
                  registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form
                  10-K for the year ended December 31, 2001. File No.
                  1-12387).(1)
 10.26       --   Tenneco Automotive Inc. 2002 Long-Term Incentive Plan
                  (incorporated herein by reference from Exhibit 10.27 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. File No. 1-12387).(1)
*10.27       --   Amendment to No. 1 Tenneco Automotive Inc. Deferred
                  Compensation Plan.(1)
*10.28       --   Tenneco Automotive Inc. Supplemental Stock Ownership
                  Plan.(1)
 11          --   None.
*12          --   Statement of Ratio of Earnings to Fixed Charges--December
                  31, 2002, 2001, 2000, 1999, and 1998.
 13          --   None.
 16          --   None.
 18          --   None.
*21          --   List of subsidiaries of the registrant.
 22          --   None.
*23.1        --   Consent of Deloitte & Touche LLP.
*23.2        --   Statement Concerning Absence of Consent of Arthur Andersen
                  LLP.
*24          --   Power of Attorney of Mark P. Frissora, Mark A. McCollum,
                  Kenneth R. Trammell, Sir David Plastow, M. Kathryn Eickhoff,
                  Roger B. Porter, Paul T. Stecko, David B. Price, Jr., Frank
                  E. Macher and Dennis G. Severance.
*99.1        --   Certification of Mark P. Frissora under Section 906 of the
                  Sarbanes-Oxley Act of 2002.
*99.2        --   Certification of Mark A. McCollum under Section 906 of the
                  Sarbanes-Oxley Act of 2002.
*99.3        --   Tenneco Automotive Inc. Code of Ethical Conduct for
                  Financial Managers.

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

                                          TENNECO AUTOMOTIVE INC.

                                          By      /s/ MARK P. FRISSORA*
                                            ------------------------------------
                                                      Mark P. Frissora
                                            Chairman and Chief Executive Officer

Date: March 18, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on March 18, 2003.

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

                /s/ DENNIS G. SEVERANCE*                       Director
--------------------------------------------------------
                  Dennis G. Severance

              *By: /s/ TIMOTHY R. DONOVAN
  ---------------------------------------------------
                   Timothy R. Donovan
                    Attorney in fact

                                 CERTIFICATIONS

I, Mark P. Frissora, Chairman and Chief Executive Officer of Tenneco Automotive Inc., certify that:

          1. I have reviewed this annual report on Form 10-K of Tenneco Automotive Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ MARK P. FRISSORA
                                          --------------------------------------

Dated: March 18, 2003

I, Mark A. McCollum, Senior Vice President and Chief Financial Officer of Tenneco Automotive Inc., certify that:

          1. I have reviewed this annual report on Form 10-K of Tenneco Automotive Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated: March 18, 2003