Form 10-Q
period 2003-03-31
TENNECO AUTOMOTIVE INC
filed 2003-05-14
CIK 1024725

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

            For the Quarterly Period Ended March 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                       Yes [X]                    No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, par value $.01 per share: 41,883,299 shares as of April 30, 2003.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                  PAGE
                                                                  ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Tenneco Automotive Inc. and Consolidated Subsidiaries--
       Report of Independent Public Accountants.............        4
       Statements of Income (Loss)..........................        5
       Balance Sheets.......................................        6
       Statements of Cash Flows.............................        7
       Statements of Changes in Shareholders' Equity........        8
       Statements of Comprehensive Income (Loss)............        9
       Notes to Consolidated Financial Statements...........       10
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............       24
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................       39
  Item 4. Controls and Procedures...........................       39
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings.................................        *
  Item 2. Changes in Securities and Use of Proceeds.........        *
  Item 3. Defaults Upon Senior Securities...................        *
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................        *
  Item 5. Other Information.................................       40
  Item 6. Exhibits and Reports on Form 8-K..................       40

---------------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q contains forward-looking statements regarding, among other things, our prospects and business strategies. The words "may", "will," "believes," "should," "could," "plans," "expects," "anticipate," "intends," "estimates," and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

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

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        INDEPENDENT ACCOUNTANTS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TENNECO AUTOMOTIVE INC.

     We have reviewed the accompanying consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of March 31, 2003, and the related consolidated statements of income (loss), comprehensive income (loss), cash flows and changes in shareholders' equity for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of Tenneco Automotive Inc.'s management.

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

     We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of December 31, 2002, and the related consolidated statements of income (loss), cash flows, changes in shareholders' equity and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated February 3, 2003, we expressed an unqualified opinion on those consolidated financial statements (such report includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Chicago, Illinois
April 21, 2003

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                    2003            2002
                                                                ------------    ------------
                                                                 (MILLIONS EXCEPT SHARE AND
                                                                     PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues..........................    $       921     $       809
                                                                -----------     -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation shown below).....            743             640
  Engineering, research, and development....................             19              14
  Selling, general, and administrative......................             88              93
  Depreciation and amortization of other intangibles........             39              34
                                                                -----------     -----------
                                                                        889             781
                                                                -----------     -----------
OTHER INCOME (EXPENSE)......................................             (1)             (1)
                                                                -----------     -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY
  INTEREST..................................................             31              27
  Interest expense (net of interest capitalized)............             31              36
  Income tax expense (benefit)..............................             (2)             (8)
  Minority interest.........................................              1               1
                                                                -----------     -----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE......................................              1              (2)
Cumulative effect of change in accounting principle, net of
  income tax................................................             --            (218)
                                                                -----------     -----------
NET INCOME (LOSS)...........................................    $         1     $      (220)
                                                                ===========     ===========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding--
  Basic.....................................................     40,084,584      39,749,829
  Diluted...................................................     40,907,138      40,855,671
Basic earnings (loss) per share of common stock--
  Before cumulative effect of change in accounting
     principle..............................................    $       .02     $      (.05)
  Cumulative effect of change in accounting principle.......             --           (5.49)
                                                                -----------     -----------
                                                                $       .02     $     (5.54)
                                                                ===========     ===========
Diluted earnings (loss) per share of common stock--
  Before cumulative effect of change in accounting
     principle..............................................    $       .02     $      (.05)
  Cumulative effect of change in accounting principle.......             --           (5.49)
                                                                -----------     -----------
                                                                $       .02     $     (5.54)
                                                                ===========     ===========

  The accompanying notes to financial statements are an integral part of these statements of income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES


                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                MARCH 31,    DECEMBER 31,
                                                                  2003           2002
                                                                ---------    ------------
                                                                       (MILLIONS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................     $   58         $   54
  Receivables--
    Customer notes and accounts, net........................        451            394
    Other...................................................         15             15
  Inventories--
    Finished goods..........................................        175            164
    Work in process.........................................         76             74
    Raw materials...........................................         83             76
    Materials and supplies..................................         39             38
  Deferred income taxes.....................................         57             56
  Prepayments and other.....................................        105             95
                                                                 ------         ------
                                                                  1,059            966
                                                                 ------         ------
Other assets:
  Long-term notes receivable, net...........................         16             14
  Goodwill..................................................        187            185
  Intangibles, net..........................................         21             20
  Deferred income taxes.....................................        110            141
  Pension assets............................................         18             17
  Other.....................................................        133            135
                                                                 ------         ------
                                                                    485            512
                                                                 ------         ------
Plant, property, and equipment, at cost.....................      2,064          2,011
  Less--Reserves for depreciation and amortization..........      1,026            985
                                                                 ------         ------
                                                                  1,038          1,026
                                                                 ------         ------
                                                                 $2,582         $2,504
                                                                 ======         ======
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
    debt)...................................................     $  250         $  228
  Trade payables............................................        592            505
  Accrued taxes.............................................         29             40
  Accrued interest..........................................         33             23
  Accrued liabilities.......................................        164            172
  Other.....................................................         41             48
                                                                 ------         ------
                                                                  1,109          1,016
                                                                 ------         ------
Long-term debt..............................................      1,193          1,217
                                                                 ------         ------
Deferred income taxes.......................................         76            103
                                                                 ------         ------
Postretirement benefits.....................................        234            225
                                                                 ------         ------
Deferred credits and other liabilities......................         18             18
                                                                 ------         ------
Commitments and contingencies
Minority interest...........................................         18             19
                                                                 ------         ------
Shareholders' equity:
  Common stock..............................................         --             --
  Premium on common stock and other capital surplus.........      2,750          2,749
  Accumulated other comprehensive loss......................       (331)          (357)
  Retained earnings (accumulated deficit)...................     (2,245)        (2,246)
                                                                 ------         ------
                                                                    174            146
  Less--Shares held as treasury stock, at cost..............        240            240
                                                                 ------         ------
                                                                    (66)           (94)
                                                                 ------         ------
                                                                 $2,582         $2,504
                                                                 ======         ======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2003      2002
                                                              ----      ----
                                                                (MILLIONS)
OPERATING ACTIVITIES
Income (loss) before cumulative effect of change in
  accounting principle......................................  $  1      $ (2)
Adjustments to reconcile income (loss) before cumulative
  effect of change in accounting principle to cash provided
  (used) by operations--
  Depreciation and amortization of other intangibles........    39        34
  Deferred income taxes.....................................    (7)      (15)
  Changes in components of working capital--
     (Increase) decrease in receivables.....................   (49)      (53)
     (Increase) decrease in inventories.....................   (12)       (2)
     (Increase) decrease in prepayments and other current
      assets................................................    (6)       (9)
     Increase (decrease) in payables........................    78        58
     Increase (decrease) in accrued taxes...................    (4)       (2)
     Increase (decrease) in accrued interest................    11        15
     Increase (decrease) in other current liabilities.......   (18)       19
  Other.....................................................     3        (2)
                                                              ----      ----
Net cash provided by operating activities...................    36        41
                                                              ----      ----
INVESTING ACTIVITIES
Net proceeds from the sale of assets........................     1        --
Expenditures for plant, property, and equipment.............   (26)      (23)
Investments and other.......................................    (1)       (4)
                                                              ----      ----
Net cash used by investing activities.......................   (26)      (27)
                                                              ----      ----
NET CASH PROVIDED BEFORE FINANCING ACTIVITIES...............    10        14
FINANCING ACTIVITIES
Retirement of long-term debt................................   (24)       --
Net increase (decrease) in short-term debt excluding current
  maturities of long-term debt..............................    21        (7)
                                                              ----      ----
Net cash used by financing activities.......................    (3)       (7)
                                                              ----      ----
Effect of foreign exchange rate changes on cash and cash
  equivalents...............................................    (3)       (4)
                                                              ----      ----
Increase (decrease) in cash and cash equivalents............     4         3
Cash and cash equivalents, January 1........................    54        53
                                                              ----      ----
Cash and cash equivalents, March 31 (Note)..................  $ 58      $ 56
                                                              ====      ====
Cash paid during the year for interest......................  $ 20      $ 22
Cash paid during the year for income taxes (net of
  refunds)..................................................  $ 11      $  9

NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31,
                                                    -------------------------------------------
                                                            2003                   2002
                                                    --------------------   --------------------
                                                      SHARES     AMOUNT      SHARES     AMOUNT
                                                      ------     ------      ------     ------
                                                          (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1.................................  41,347,340   $    --   41,355,074   $    --
  Issued (Reacquired) pursuant to benefit plans...     305,781        --      (14,003)       --
  Stock Options Exercised.........................       1,468        --           --        --
                                                    ----------   -------   ----------   -------
Balance March 31..................................  41,654,589        --   41,341,071        --
                                                    ==========             ==========
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1.................................                 2,749                  2,748
  Premium on common stock issued pursuant to
     benefit plans................................                     1                     --
                                                                 -------                -------
Balance March 31..................................                 2,750                  2,748
                                                                 -------                -------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance January 1.................................                  (357)                  (375)
  Other comprehensive income (loss)...............                    26                    (30)
                                                                 -------                -------
Balance March 31..................................                  (331)                  (405)
                                                                 -------                -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1.................................                (2,246)                (2,059)
  Net income (loss)...............................                     1                   (220)
                                                                 -------                -------
  Balance March 31................................                (2,245)                (2,279)
                                                                 -------                -------
LESS--COMMON STOCK HELD AS TREASURY STOCK, AT COST
                                                    ----------             ----------
Balance January 1 and March 31....................   1,294,692       240    1,294,692       240
                                                    ==========   -------   ==========   -------
     Total........................................               $   (66)               $  (176)
                                                                 =======                =======

     The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED MARCH 31,
                                               -------------------------------------------------------------
                                                           2003                            2002
                                               -----------------------------   -----------------------------
                                                ACCUMULATED                     ACCUMULATED
                                                   OTHER                           OTHER
                                               COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                  INCOME          INCOME          INCOME          INCOME
                                                  (LOSS)          (LOSS)          (LOSS)          (LOSS)
                                               -------------   -------------   -------------   -------------
                                                                        (MILLIONS)
NET INCOME (LOSS)...........................                       $  1                            $(220)
                                                                   ----                            -----
ACCUMULATED OTHER COMPREHENSIVE INCOME
  (LOSS)
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1.........................       $(273)                          $(316)
     Translation of foreign currency
       statements...........................          22             22              (34)            (34)
                                                   -----                           -----
  Balance March 31..........................        (251)                           (350)
                                                   -----                           -----
FAIR VALUE OF INTEREST RATE SWAPS
  Balance January 1.........................       $  (4)                          $ (17)
     Fair value adjustment..................           4              4                4               4
                                                   -----                           -----
  Balance March 31..........................          --                             (13)
                                                   -----                           -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance January 1 and March 31............         (80)                            (42)
                                                   -----                           -----
Balance March 31............................       $(331)                          $(405)
                                                   =====           ----            =====           -----
Other comprehensive income (loss)...........                         26                              (30)
                                                                   ----                            -----
COMPREHENSIVE INCOME (LOSS).................                       $ 27                            $(250)
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     (1) As you read the accompanying financial statements and Management's Discussion and Analysis you should also read our Annual Report on Form 10-K for the year ended December 31, 2002.

     In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Tenneco Automotive's financial position, results of operations, cash flows, changes in shareholders' equity, and comprehensive income (loss) for the periods indicated. We have prepared the unaudited interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements.

     Our consolidated financial statements include all majority-owned subsidiaries. We carry investments in 20 percent to 50 percent owned companies at cost plus equity in undistributed earnings and cumulative translation adjustments from the date of acquisition since we have the ability to exert significant influence over operating and financial policies.

     We have reclassified prior year's financial statements where appropriate to conform to 2003 presentations.

     (2) Over the past several years we have adopted plans to restructure portions of our operations. These plans were approved by the Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Prior to the change in accounting required for exit or disposal activities described in Note 4 below, we recorded charges to income related to these plans for costs that do not benefit future activities in the period in which the plans were finalized and approved, while actions necessary to affect these restructuring plans occurred over future periods in accordance with established plans.

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, the first phase of a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. The first phase of Project Genesis involved closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The closed facilities include an emissions control aftermarket plant and an aftermarket distribution operation in Europe, a ride control plant in Europe, an engineering center in Europe, one building at an emissions control plant complex in North America, a technology facility in North America, an exhaust manufacturing facility in North America, and our London-based treasury office. In the fourth quarter of 2001, we recorded pre-tax charges related to Project Genesis of $27 million. Within the statement of income (loss), $23 million of the pre-tax charge is reflected in cost of sales, while $4 million is included in selling, general and administrative expenses. These charges are comprised of $18 million in severance and $9 million for equipment lease cancellation, asset impairment and other restructuring costs to close the eight facilities. We wrote down the assets at locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We also recorded a pre-tax charge of $4 million in cost of sales related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. The aftermarket parts were written down to their estimated scrap value, less costs to sell. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter for the value mapping and rearrangement of one of our emission control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $.81 per diluted common share. As of March 31, 2003, we have eliminated 946 positions in connection with the first phase of Project Genesis. Additionally, we are executing this plan more efficiently than originally anticipated and as a result in the fourth quarter of 2002 reduced our reserves related to this restructuring activity by $6 million which was recorded in cost of sales. We expect to

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

complete all remaining restructuring activities related to the first phase of Project Genesis in the first half of 2003.

     We incurred other costs in the first quarter of 2003 of $4 million for moving and rearrangement activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for those actions.

     Including the costs incurred in 2002 of $11 million, we have incurred $15 million for moving and rearrangement activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for these actions.

     In the first quarter of 2003, we incurred costs of $1 million associated with eliminating 17 salaried positions through selective layoffs and an early retirement program. Additionally, 93 hourly positions were eliminated through selective layoffs in the quarter. These reductions were done to reduce ongoing labor costs in North America. All of this charge was recorded in cost of sales.

     Amounts related to activities that are part of our restructuring plans are as follows:

                                 DECEMBER 31,                                                               MARCH 31,
                                     2002             2003           2003      CHARGED TO    IMPACT OF        2003
                                RESTRUCTURING     RESTRUCTURING      CASH        ASSET       EXCHANGE     RESTRUCTURING
                                   RESERVE           CHARGE        PAYMENTS     ACCOUNTS       RATES         RESERVE
                                --------------    -------------    --------    ----------    ---------    -------------
                                                                      (MILLIONS)
Severance...................         $ 9               $ 1           $(4)         $ --          $  1           $ 7
Asset Impairment............          --                --            --            --            --            --
Other.......................          --                --            --            --            --            --
                                     ---               ---           ---          ----          ----           ---
                                     $ 9               $ 1           $(4)         $ --          $  1           $ 7
                                     ===               ===           ===          ====          ====           ===

     Under the terms of an amendment to our senior credit agreement that took effect on March 13, 2002, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives over the 2002-2004 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. As of March 31, 2003, we have excluded $15 million of the $60 million available under the terms of the amendment. In addition to the announced actions, we continue to evaluate additional opportunities, including additional phases of Project Genesis, to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution, and manufacturing footprint for the future. There can be no assurances however, that we will undertake additional phases of Project Genesis or other additional restructuring actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee, and if the costs of the plans exceed the amount previously approved by our senior lenders, could require approval by our senior lenders. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

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

     As of March 31, 2003, we are designated as a potentially responsible party in three Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $14 million. For each of the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

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

     Below is a table that shows the activity in the warranty accrual accounts:

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               ------------------
                                                                2003       2002
                                                               -------    -------
                                                                   (MILLIONS)
Beginning Balance...........................................   $   21     $   19
Accruals related to product warranties......................        3          3
Reductions for payments made................................        2          4
                                                               ------     ------
Ending Balance..............................................   $   22     $   18
                                                               ======     ======

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

     (4) In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142 in January 2002. Under the provisions of SFAS No. 142, we were required to perform an impairment analysis on the balance of goodwill at January 1, 2002. The fair value of our reporting units used in determining the goodwill impairment was computed using the present value of expected future cash flows. As a result of this analysis, we determined that goodwill associated with our North American ride control and European aftermarket operations was impaired. As a result, a charge of $218 million, net of taxes of $6 million, was recorded in the first quarter of 2002 as a cumulative effect of a change in accounting principle. The balance of unamortized goodwill was $187 million at March 31, 2003. We are required to test this balance for impairment on an annual basis.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on our financial position or results of operations.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 changes the definition of the date at which a liability exists for exit or disposal activities also referred to as restructuring activities. Previously, we recognized a liability for restructuring activities when we committed to a plan of restructuring and announced this plan to the employees. We are required to apply the new standard prospectively to new exit or disposal activities initiated after December 31, 2002. SFAS No. 146 generally requires that these costs be recognized at a later date and over time, rather than in a single charge. The adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 provides that issuing a guarantee imposes a non-contingent obligation to stand ready to perform in the event that the conditions specified in the guarantee occur, and that a liability representing the fair value of such a guarantee must be recognized when the guarantee is issued. We are required to apply these initial recognition and measurement provisions to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 6 to our financial statements for this information for the first quarter.

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

     (5) We have an agreement to periodically sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party, net of a factoring discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $122 million and $112 million at March 31, 2003 and 2002, respectively. We recognized a loss of less than $1 million in each of the first three months ended March 31, 2003 and 2002, respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, and it averaged 2.9 percent during the time period in 2003 when we sold receivables. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

     (6) We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income (loss) for stock options, as all options granted under those plans had an exercise price equal to the market value of the stock at the date of grant. We also granted

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

restricted shares, restricted units and stock equivalent units to certain key employees. We recognized after-tax stock based compensation income in the first quarter of 2003 of less than $1 million and compensation expense in the first quarter of 2002 of $1 million related to this stock based compensation. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," and amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123," we follow the disclosure only requirements of SFAS No. 123. We estimate that our net income
(loss) for the first quarter 2003 and 2002 would have been lower by less than $1 million had we applied the fair value method of accounting for stock options. The following table illustrates the effect on net income (loss) and earnings
(loss) per share if we had applied the fair value recognition provisions of SFAS No. 123:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               --------------------
                                                                 2003        2002
                                                               --------    --------
                                                               (MILLIONS EXCEPT PER
                                                                  SHARE AMOUNTS)
Net income (loss)...........................................    $    1      $ (220)
Add: Stock-based employee compensation expense included in
  net income, net of income tax.............................        --           1
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of
  income tax................................................        --          (1)
                                                                ------      ------
Pro forma net income (loss).................................    $    1      $ (220)
                                                                ======      ======
Earnings (loss) per share:
Basic--as reported..........................................    $  .02      $(5.54)
Basic--pro forma............................................    $  .01      $(5.55)
Diluted--as reported........................................    $  .02      $(5.54)
Diluted--pro forma..........................................    $  .01      $(5.55)

     (7) Earnings (loss) per share of common stock outstanding were computed as follows:

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               --------------------------
                                                                  2003           2002
                                                               -----------    -----------
                                                                 (MILLIONS EXCEPT SHARE
                                                                 AND PER SHARE AMOUNTS)
Basic earnings (loss) per share--
  Income (loss) before cumulative effect of change in
     accounting principle...................................   $         1    $        (2)
                                                               ===========    ===========
  Average shares of common stock outstanding................    40,084,584     39,749,829
                                                               ===========    ===========
  Earnings (loss) per average share of common stock.........   $       .02    $      (.05)
                                                               ===========    ===========
Diluted earnings (loss) per share--
  Income (loss) before cumulative effect of change in
     accounting principle...................................   $         1    $        (2)
                                                               ===========    ===========
  Average shares of common stock outstanding................    40,084,584     39,749,829
  Effect of dilutive securities:
       Restricted stock.....................................        70,062             --
       Stock options........................................       752,492        708,997
       Performance shares...................................            --        396,845
                                                               -----------    -----------
  Average shares of common stock outstanding including
     dilutive securities....................................    40,907,138     40,855,671
                                                               ===========    ===========
  Earnings (loss) per average share of common stock.........   $       .02    $      (.05)
                                                               ===========    ===========

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     Options to purchase 4,781,784 and 2,487,301 shares of common stock were outstanding at March 31, 2002 and 2003, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares on such dates.

     (8) We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $5 million and $6 million at March 31, 2003 and 2002, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

     Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our then existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee the $1.215 billion senior secured credit facility and the $500 million senior subordinated notes on a joint and several basis. The arrangement for the senior secured credit facility is also secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries. You should also read Note 10 where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, travel and procurement card programs, and cash management requirements for some of our subsidiaries totaling $48 million. We have also issued $14 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

     (9) We are a global manufacturer with two geographic reportable segments:
North America and Europe. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. We evaluate segment performance based primarily on income before interest expense, income taxes, and minority interest. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     The following table summarizes certain Tenneco segment information:

                                                                           SEGMENT
                                                 -----------------------------------------------------------
                                                                                     RECLASS
                                                 NORTH AMERICA    EUROPE    OTHER    & ELIMS    CONSOLIDATED
                                                 -------------    ------    -----    -------    ------------
                                                                         (MILLIONS)
AT MARCH 31, 2003, AND FOR THE THREE MONTHS
  THEN ENDED
Revenues from external customers.............       $  481        $  345    $ 95      $ --         $  921
Intersegment revenues........................            2             9       2       (13)            --
Income before interest, income taxes, and
  minority interest..........................           28            (1)      4        --             31
Total assets.................................          772         1,019     703        88          2,582
AT MARCH 31, 2002, AND FOR THE THREE MONTHS
  THEN ENDED
Revenues from external customers.............       $  467        $  272    $ 70      $ --         $  809
Intersegment revenues........................            1             8       2       (11)            --
Income before interest, income taxes, and
  minority interest..........................           19             5       3        --             27
Total assets.................................        1,082           907     613       117          2,719

     (10) Supplemental guarantor condensed financial statements are presented below:

Basis of Presentation

     All of our existing and future material domestic wholly owned subsidiaries (which comprise the Guarantor Subsidiaries) fully and unconditionally guarantee our senior subordinated notes due 2009 on a joint and several basis. We have not presented separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries because management has determined that such information is not material to the holders of the notes. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                  FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                    ----------------------------------------------------------------------
                                                                      TENNECO
                                                                  AUTOMOTIVE INC.
                                     GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                    SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                    ------------   ------------   ---------------   -------   ------------
                                                                  (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External.....................      $387           $534            $ --          $ --         $921
     Affiliated companies.........        11             20              --           (31)          --
                                        ----           ----            ----          ----         ----
                                         398            554              --           (31)         921
                                        ----           ----            ----          ----         ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....       317            457              --           (31)         743
  Engineering, research, and
     development..................        10              9              --            --           19
  Selling, general, and
     administrative...............        41             47              --            --           88
  Depreciation and amortization of
     other intangibles............        18             21              --            --           39
                                        ----           ----            ----          ----         ----
                                         386            534              --           (31)         889
                                        ----           ----            ----          ----         ----
OTHER INCOME (EXPENSE)............        (1)             2              --            (2)          (1)
                                        ----           ----            ----          ----         ----
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES.......................        11             22              --            (2)          31
  Interest expense--
     External (net of interest
       capitalized)...............        --              1              30            --           31
     Affiliated companies (net of
       interest income)...........        17              3             (20)           --           --
  Income tax expense (benefit)....        (4)             2             (15)           15           (2)
  Minority interest...............        --              1              --            --            1
                                        ----           ----            ----          ----         ----
                                          (2)            15               5           (17)           1
  Equity in net income (loss) from
     affiliated companies.........        12             (1)             (4)           (7)          --
                                        ----           ----            ----          ----         ----
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.......................        10             14               1           (24)           1
Cumulative effect of change in
  accounting principle............        --             --              --            --           --
                                        ----           ----            ----          ----         ----
NET INCOME (LOSS).................      $ 10           $ 14            $  1          $(24)        $  1
                                        ====           ====            ====          ====         ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                  FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                    ----------------------------------------------------------------------
                                                                      TENNECO
                                                                  AUTOMOTIVE INC.
                                     GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                    SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                    ------------   ------------   ---------------   -------   ------------
                                                                  (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External.....................     $ 374           $435            $  --         $  --       $ 809
     Affiliated companies.........        11             18               --           (29)         --
                                       -----           ----            -----         -----       -----
                                         385            453               --           (29)        809
                                       -----           ----            -----         -----       -----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....       300            369               --           (29)        640
  Engineering, research, and
     development..................         4             10               --            --          14
  Selling, general, and
     administrative...............        56             37               --            --          93
  Depreciation and amortization of
     other intangibles............        18             16               --            --          34
                                       -----           ----            -----         -----       -----
                                         378            432               --           (29)        781
                                       -----           ----            -----         -----       -----
OTHER INCOME (EXPENSE)............        79             --               98          (178)         (1)
                                       -----           ----            -----         -----       -----
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES.......................        86             21               98          (178)         27
  Interest expense--
     External (net of interest
       capitalized)...............        --              1               35            --          36
     Affiliated companies (net of
       interest income)...........        18              1              (19)           --          --
  Income tax expense (benefit)....        33              6               29           (76)         (8)
  Minority interest...............        --              1               --            --           1
                                       -----           ----            -----         -----       -----
                                          35             12               53          (102)         (2)
  Equity in net income (loss) from
     affiliated companies.........        12             (1)            (273)          262          --
                                       -----           ----            -----         -----       -----
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.......................        47             11             (220)          160          (2)
Cumulative effect of change in
  accounting principle............      (171)           (47)              --            --        (218)
                                       -----           ----            -----         -----       -----
NET INCOME (LOSS).................     $(124)          $(36)           $(220)        $ 160       $(220)
                                       =====           ====            =====         =====       =====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                    MARCH 31, 2003
                                        ----------------------------------------------------------------------
                                                                          TENNECO
                                                                      AUTOMOTIVE INC.
                                         GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                        SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                        ------------   ------------   ---------------   -------   ------------
                                                                      (MILLIONS)
                ASSETS

Current assets:
  Cash and cash equivalents...........     $    3         $   55          $   --        $    --      $   58
  Receivables, net....................        224            317              18            (93)        466
  Inventories.........................        108            265              --             --         373
  Deferred income taxes...............         47             10              76            (76)         57
  Prepayments and other...............         43             62              --             --         105
                                           ------         ------          ------        -------      ------
                                              425            709              94           (169)      1,059
                                           ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated
     companies........................        217             --           2,008         (2,225)         --
  Notes and advances receivable from
     affiliates.......................      2,645              2           3,266         (5,913)         --
  Long-term notes receivable, net.....          2             14              --             --          16
  Goodwill............................        135             52              --             --         187
  Intangibles, net....................         15              6              --             --          21
  Deferred income taxes...............         80            (49)             79             --         110
  Pension assets......................         10              8              --             --          18
  Other...............................         45             64              24             --         133
                                           ------         ------          ------        -------      ------
                                            3,150             96           5,377         (8,138)        485
                                           ------         ------          ------        -------      ------
Plant, property, and equipment, at
  cost................................        860          1,204              --             --       2,064
  Less--Reserves for depreciation and
     amortization.....................        478            548              --             --       1,026
                                           ------         ------          ------        -------      ------
                                              382            656              --             --       1,038
                                           ------         ------          ------        -------      ------
                                           $3,956         $1,462          $5,471        $(8,307)     $2,582
                                           ======         ======          ======        =======      ======
           LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt)
       Short-term
          debt--non-affiliated........     $   --         $   15          $  235        $    --      $  250
       Short-term debt--affiliated....         --             22              10            (32)         --
  Trade payables......................        187            456              --            (51)        592
  Taxes accrued.......................         87             20              --            (78)         29
  Other...............................        121             93              32             (8)        238
                                           ------         ------          ------        -------      ------
                                              395            606             277           (169)      1,109
Long-term debt--non-affiliated........         --             17           1,176             --       1,193
Long-term debt--affiliated............      1,957              3           3,953         (5,913)         --
Deferred income taxes.................         72              2              --              2          76
Postretirement benefits and other
  liabilities.........................        182             65              (1)             6         252
Commitments and contingencies
Minority interest.....................         --             18              --             --          18
Shareholders' equity..................      1,350            751              66         (2,233)        (66)
                                           ------         ------          ------        -------      ------
                                           $3,956         $1,462          $5,471        $(8,307)     $2,582
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                   DECEMBER 31, 2002
                                         ----------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                          GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                         SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                         ------------   ------------   ---------------   -------   ------------
                                                                       (MILLIONS)
                ASSETS

Current assets:
  Cash and cash equivalents............     $    2         $   52          $   --        $    --      $   54
  Receivables, net.....................        188            282              18            (79)        409
  Inventories..........................        108            244              --             --         352
  Deferred income taxes................         47              9              64            (64)         56
  Prepayments and other................         41             54              --             --          95
                                            ------         ------          ------        -------      ------
                                               386            641              82           (143)        966
                                            ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated companies...        200             --           1,854         (2,054)         --
  Notes and advances receivable from
     affiliates........................      2,644              1           3,265         (5,909)          1
  Long-term notes receivable, net......          2             11              --             --          13
  Goodwill.............................        135             50              --             --         185
  Intangibles, net.....................         15              5              --             --          20
  Deferred income taxes................        135              6              78            (78)        141
  Pension assets.......................         10              7              --             --          17
  Other................................         47             63              25             --         135
                                            ------         ------          ------        -------      ------
                                             3,188            143           5,222         (8,041)        512
                                            ------         ------          ------        -------      ------
Plant, property, and equipment, at
  cost.................................        855          1,156              --             --       2,011
  Less--Reserves for depreciation and
     amortization......................        467            518              --             --         985
                                            ------         ------          ------        -------      ------
                                               388            638              --             --       1,026
                                            ------         ------          ------        -------      ------
                                            $3,962         $1,422          $5,304        $(8,184)     $2,504
                                            ======         ======          ======        =======      ======
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt)
       Short-term
          debt--non-affiliated.........     $   --         $   14          $  214        $    --      $  228
       Short-term debt--affiliated.....          4              1              10            (15)         --
  Trade payables.......................        153            411              --            (59)        505
  Taxes accrued........................         79             25              --            (64)         40
  Other................................        130             92              25             (4)        243
                                            ------         ------          ------        -------      ------
                                               366            543             249           (142)      1,016
Long-term debt-non-affiliated..........         --             16           1,201             --       1,217
Long-term debt-affiliated..............      1,934             26           3,949         (5,909)         --
Deferred income taxes..................        128             53              --            (78)        103
Postretirement benefits and other
  liabilities..........................        174             64              (1)             6         243
Commitments and contingencies Minority
interest...............................         --             19              --             --          19
Shareholders' equity...................      1,360            701             (94)        (2,061)        (94)
                                            ------         ------          ------        -------      ------
                                            $3,962         $1,422          $5,304        $(8,184)     $2,504
                                            ======         ======          ======        =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                            THREE MONTHS ENDED MARCH 31, 2003
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............        $ 49            $ 26             $(39)           $--          $ 36
                                            ----            ----             ----            ---          ----
INVESTING ACTIVITIES
Net proceeds from the sale of
  businesses and assets.............          --               1               --             --             1
Expenditures for plant, property,
  and equipment.....................         (10)            (16)              --             --           (26)
Investments and other...............          --              (1)              --             --            (1)
                                            ----            ----             ----            ---          ----
Net cash used by investing
  activities........................         (10)            (16)              --             --           (26)
                                            ----            ----             ----            ---          ----
FINANCING ACTIVITIES
Retirement of long-term debt........          --              (1)             (23)            --           (24)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt......          --               1               20             --            21
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........         (38)             (4)              42             --            --
Dividends (common)..................          --              --               --             --            --
                                            ----            ----             ----            ---          ----
Net cash provided (used) by
  financing activities..............         (38)             (4)              39             --            (3)
                                            ----            ----             ----            ---          ----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................          --              (3)              --             --            (3)
                                            ----            ----             ----            ---          ----
Increase (decrease) in cash and cash
  equivalents.......................           1               3               --             --             4
Cash and cash equivalents, January
  1.................................           2              52               --             --            54
                                            ----            ----             ----            ---          ----
Cash and cash equivalents, March 31
  (Note)............................        $  3            $ 55             $ --            $--          $ 58
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                            THREE MONTHS ENDED MARCH 31, 2002
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............        $(98)           $180             $(41)          $ --          $41
                                            ----            ----             ----           ----          ---
INVESTING ACTIVITIES
Net proceeds from the sale of
  businesses and assets.............          --              --               --             --           --
Expenditures for plant, property,
  and equipment.....................          (9)            (14)              --             --          (23)
Investments and other...............          (4)             --               --             --           (4)
                                            ----            ----             ----           ----          ---
Net cash used by investing
  activities........................         (13)            (14)              --             --          (27)
                                            ----            ----             ----           ----          ---
FINANCING ACTIVITIES
Retirement of long-term debt........          --              --               --             --           --
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt......          --              (4)              (3)            --           (7)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........          30              23              (53)            --           --
Dividends (common)..................         138            (186)              98            (50)          --
                                            ----            ----             ----           ----          ---
Net cash provided (used) by
  financing activities..............         168            (167)              42            (50)          (7)
                                            ----            ----             ----           ----          ---
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................          --              (4)              --             --           (4)
                                            ----            ----             ----           ----          ---
Increase (decrease) in cash and cash
  equivalents.......................          57              (5)               1            (50)           3
Cash and cash equivalents, January
  1.................................           2              51               --             --           53
                                            ----            ----             ----           ----          ---
Cash and cash equivalents, March 31
  (Note)............................        $ 59            $ 46             $  1           $(50)         $56
                                            ====            ====             ====           ====          ===

NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

      (The preceding notes are an integral part of the foregoing financial statements.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the first quarter of 2003 and 2002. We present these reconciliations of revenues in order to reflect the trend in our sales, in various product lines and geographic regions, separately from the effects of doing business in currencies other than the U.S. dollar. Additionally, pass-through catalytic converter sales include precious metals pricing, which may be volatile. These "pass-through" catalytic converter sales occur when, at the direction of our OE customers, we purchase catalytic converters or components from suppliers, use them in our manufacturing process, and sell them as part of the completed system. While our original equipment customers assume the risk of this volatility, it impacts our reported revenue. Excluding pass-through catalytic converter sales removes this impact. We have not reflected any currency impact in the 2002 table since this is the base period for measuring the effects of currency during 2003 on our operations. We use this information to analyze the trend in our revenues before these factors. We believe investors find this information useful in understanding period to period comparisons in our revenues.

                                                              THREE MONTHS ENDED MARCH 31, 2003
                                              -----------------------------------------------------------------
                                                                                   PASS-THROUGH      REVENUES
                                                                                      SALES         EXCLUDING
                                                                      REVENUES      EXCLUDING      CURRENCY AND
                                                          CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                              REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                              --------    --------    ---------    ------------    ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control............................      $ 72        $--         $ 72           $ --            $ 72
  Emissions Control.......................        36         --           36             --              36
                                                ----        ---         ----           ----            ----
       Total North America Aftermarket....       108         --          108             --             108
North America Original Equipment
  Ride Control............................       116         --          116             --             116
  Emissions Control.......................       257         --          257             87             170
                                                ----        ---         ----           ----            ----
       Total North America Original
          Equipment.......................       373         --          373             87             286
          Total North America.............       481         --          481             87             394
Europe Aftermarket
  Ride Control............................        35          6           29             --              29
  Emissions Control.......................        41          8           33             --              33
                                                ----        ---         ----           ----            ----
       Total Europe Aftermarket...........        76         14           62             --              62
Europe Original Equipment
  Ride Control............................        57          9           48             --              48
  Emissions Control.......................       212         34          178             58             120
                                                ----        ---         ----           ----            ----
       Total Europe Original Equipment....       269         43          226             58             168
          Total Europe....................       345         57          288             58             230
  Asia....................................        36         --           36             13              23
  South America...........................        26         (7)          33              2              31
  Australia...............................        33          4           29              3              26
                                                ----        ---         ----           ----            ----
          Total Other.....................        95         (3)          98             18              80
                                                ----        ---         ----           ----            ----
Total Tenneco Automotive..................      $921        $54         $867           $163            $704
                                                ====        ===         ====           ====            ====

                                                              THREE MONTHS ENDED MARCH 31, 2002
                                              -----------------------------------------------------------------
                                                                                   PASS-THROUGH      REVENUES
                                                                                      SALES         EXCLUDING
                                                                      REVENUES      EXCLUDING      CURRENCY AND
                                                          CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                              REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                              --------    --------    ---------    ------------    ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control............................      $ 84        $--         $ 84           $ --            $ 84
  Emissions Control.......................        42         --           42             --              42
                                                ----        ---         ----           ----            ----
       Total North America Aftermarket....       126         --          126             --             126
North America Original Equipment
  Ride Control............................       100         --          100             --             100
  Emissions Control.......................       241         --          241             85             156
                                                ----        ---         ----           ----            ----
       Total North America Original
          Equipment.......................       341         --          341             85             256
          Total North America.............       467         --          467             85             382
Europe Aftermarket
  Ride Control............................        28         --           28             --              28
  Emissions Control.......................        37         --           37             --              37
                                                ----        ---         ----           ----            ----
       Total Europe Aftermarket...........        65         --           65             --              65
Europe Original Equipment
  Ride Control............................        41         --           41             --              41
  Emissions Control.......................       166         --          166             47             119
                                                ----        ---         ----           ----            ----
       Total Europe Original Equipment....       207         --          207             47             160
          Total Europe....................       272         --          272             47             225
                                                ----        ---         ----           ----            ----
  Asia....................................        18         --           18              5              13
  South America...........................        26         --           26              2              24
  Australia...............................        26         --           26              1              25
                                                ----        ---         ----           ----            ----
          Total Other.....................        70         --           70              8              62
                                                ----        ---         ----           ----            ----
Total Tenneco Automotive..................      $809        $--         $809           $140            $669
                                                ====        ===         ====           ====            ====

     Revenues from our North American operations increased $14 million in the first quarter of 2003 compared to last year's first quarter reflecting higher sales generated from the original equipment business. Total North American OE revenues increased 9 percent to $373 million in the first three months of this year due primarily to increased volumes in both emission control and ride control product lines. Pass-through emission control sales increased 2 percent to $87 million in the current quarter. OE emission control revenues were up 7 percent in the quarter. OE ride control revenues increased 16 percent, driven by increased volumes in both the light vehicle and heavy-duty market. Total OE revenues, excluding pass-through sales, increased 12 percent in the first quarter, while North American light vehicle production increased approximately 2 percent from the first quarter a year ago. Our revenue increase was greater than the build rate increase primarily due to our strong position on top-selling platforms with General Motors, Ford and Honda. Additionally, our heavy-duty volume was up 7 percent from the prior year. Aftermarket revenues for North America were $108 million in the first three months of 2003, representing a decrease of 15 percent compared to the same period in the prior year. Aftermarket ride control revenues decreased $12 million or 14 percent in the first quarter, as a result of a weak economy and higher initial orders related to new customer additions in 2002 compared to the current year. Aftermarket emission control revenues declined 14 percent in the first quarter reflecting an overall market decline in the emission control business and inclement weather conditions in February and March that reduced sales by our customers to end users and affected our ability to ship product.

     Our European segment's revenues increased $73 million or 27 percent in the first three months of 2003 compared to last year's first quarter. Total OE revenues were $269 million, up 30 percent from the first quarter of last year. OE emission control revenues increased 28 percent to $212 million from $166 million the prior year. Excluding an $11 million increase in pass-through sales and a $34 million increase due to strengthening currency, OE exhaust revenues increased one percent. This increase was in line with European production levels, which increased approximately one percent from the first quarter a year ago. OE ride control revenues increased to $57 million or up 39 percent from $41 million a year ago. Excluding a $9 million benefit from currency appreciation, OE ride control revenues increased 17 percent. Our revenue increase was greater than the build rate due to stronger sales on existing platforms with Volkswagen, Ford and PSA. European aftermarket sales were $76 million in the first three months of this year compared to $65 million in last year's first quarter. Excluding $14 million attributable to currency appreciation, European aftermarket revenues declined 4 percent. Ride control aftermarket revenues, excluding the impact of currency, increased 4 percent reflecting the continued positive impact of the Monroe Reflex(R) introduction in the second quarter of last year. This impact, however, was more than offset by lower aftermarket emission control revenues, which continue to be impacted by the now standard use of longer lasting stainless-steel by OE manufacturers. Excluding the impact of currency, European aftermarket emission control revenues declined 11 percent from the prior year.

     Revenues from our Other operations, which include South America, Australia and Asia, increased $25 million to $95 million in the first quarter of 2003 as compared to $70 million in the prior year. Higher volumes and increased pass-through sales drove increased revenues of $18 million at our Asian operations. In Australia, stronger OE volumes and strengthening currency increased revenues by 27 percent. South American revenues were flat year over year as increased volumes in both OE and aftermarket were offset by unfavorable currency exchange rate changes.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

                                                                 THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
                                                                --------------
                                                                2003      2002    CHANGE
                                                                ----      ----    ------
                                                                  (MILLIONS)
North America...............................................    $28       $19      $ 9
Europe......................................................     (1)        5       (6)
Other.......................................................      4         3        1
                                                                ---       ---      ---
                                                                $31       $27      $ 4
                                                                ===       ===      ===

     The EBIT results shown in the preceding table include the following items, discussed below under "Restructuring Charges" and "Liquidity and Capital Resources--Capitalization", which have an effect on the comparability of EBIT results between periods:

                                                                 THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
                                                                --------------
                                                                2003      2002
                                                                ----      ----
                                                                  (MILLIONS)
North America
  Non-accruable restructuring-related expenses..............    $ 2       $ 1
  Restructuring charges.....................................      1        --
  Amendment of senior credit facility.......................     --         1
Europe
  Non-accruable restructuring-related expenses..............      2        --
  Restructuring charges.....................................     --        --
  Amendment of senior credit facility.......................     --         1

     EBIT for North American operations increased to $28 million in the first quarter 2003 from $19 million one year ago as higher sales volumes in our OE segments improved our earnings in the first three months of the year. Higher OE volumes contributed $6 million to the EBIT increase. Additionally, manufacturing efficiencies contributed $2 million to the increase. The North American aftermarket EBIT was flat quarter over quarter as volume decreases were offset by lower selling, general and administrative costs including changeover and advertising expenses. Included in North America's first quarter of 2003 EBIT were restructuring and restructuring-related expenses of $3 million. Included in 2002's first quarter EBIT was $1 million related to amending the senior credit facility and $1 million in restructuring-related expenses.

     Our European segment's EBIT declined to a loss of $1 million in the first quarter of 2003, down $6 million from positive EBIT of $5 million the previous year. The decrease was primarily driven by a $4 million increase in depreciation due to the appreciation of the Euro and the startup of a new plant in Poland. Additionally, higher promotional spending, lower aftermarket exhaust volumes and $2 million of restructuring-related expenses also contributed to the EBIT decline. These declines were partially offset by increased OE volumes and benefits we are realizing from the Project Genesis, which is described further in "Restructuring Charges" later in this Management's Discussion and Analysis. Included in 2002's first quarter EBIT was $1 million related to amending the senior credit facility.

     EBIT for the company's Other operations increased by $1 million in the first three months of 2003 compared to the same three months one year ago. Higher OE volumes in all of the regions drove the increase.

EBIT AS A PERCENTAGE OF REVENUE

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                ---------------
                                                                2003       2002
                                                                ----       ----
North America...............................................      6%        5%
Europe......................................................     --         2%
Other.......................................................      4%        4%
       Total Tenneco Automotive.............................      3%        4%

     In North America, EBIT as a percentage of revenue increased by 1 percent. Stronger OE volumes drove this increase. Additionally, manufacturing efficiencies also contributed to the increase. In Europe, EBIT margins declined in the first quarter due to higher depreciation expense, promotional spending increases and restructuring-related expenses. Also contributing to the decline was lower aftermarket exhaust volumes. EBIT as a percentage of revenue for the rest of the world was flat.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $31 million during the first quarter of 2003 compared to $36 million during the same period in 2002. The decrease in total interest expense is due to lower interest rates on our variable debt and the termination of our three-year floating to fixed interest rate swap agreement that expired on February 3, 2003. See more detailed explanations on our debt structure in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

INCOME TAXES

     Income taxes were a $2 million benefit for the quarter ended March 31, 2003, compared to an $8 million benefit for the quarter ended March 31, 2002. The first quarter 2003 included a $3 million benefit related to the settlement of several tax-related audit issues. The effective tax rate including the $3 million benefit was a negative 232 percent. Excluding the $3 million benefit our effective tax rate was 40 percent. The first quarter 2002 benefit included a $4 million tax benefit related to lower-than-expected costs for withholding taxes related to our foreign operations. The lower cost of tax withholding for the first quarter 2002 tax repatriation transaction resulted from an amendment to our bank agreement allowing a more tax efficient transaction to be completed. The effective tax rate before this adjustment was 44 percent.

EARNINGS PER SHARE

     We reported earnings per diluted common share of $.02 for the first three months of 2003, compared to a loss of $5.54 per share for the first three months of 2002. Included in the results for the first quarter of 2003 are the negative impacts from expenses related to our restructuring activities and the tax benefit for the resolution of several audit issues. The net impact of these items reduced earnings per diluted share by $.01. Included in the results for the first quarter 2002 are the negative impacts from expenses related to our restructuring activities and the costs related to the amendment of certain terms of the senior credit facility, partially offset by the tax benefit related to lower-than-expected costs for withholding taxes. In total, these items improved earnings per diluted common share by $.06. In addition, we recorded a loss for the cumulative effect of a change in accounting principle of $5.49 per share to record the impact of the adoption of the new accounting standard for goodwill. See "Changes in Accounting Principles" below for more information about this charge. You should also read Note 7 to the financial statements for more detailed information on earnings per share.

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

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, the first phase of a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. The first phase of Project Genesis involved closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The closed facilities include an emissions control aftermarket plant and an aftermarket distribution operation in Europe, a ride control plant in Europe, an engineering center in Europe, one building at an emissions control plant complex in North America, a technology facility in North America, an exhaust manufacturing facility in North America, and our London-based treasury office. In the fourth quarter of 2001, we recorded pre-tax charges related to Project Genesis of $27 million. Within the statement of income (loss), $23 million of the pre-tax charge is reflected in cost of sales, while $4 million is included in selling, general and administrative expenses. These charges are comprised of $18 million in severance and $9 million for equipment lease cancellation, asset impairment and other restructuring costs to close the eight facilities. We wrote down the assets at locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We also recorded a pre-tax charge of $4 million in cost of sales related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. The aftermarket parts were written down to their estimated scrap value, less costs to sell. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter for the value mapping and rearrangement of one of our emission control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $.81 per diluted common share. As of March 31, 2003, we have eliminated 946 positions in connection with the first phase of Project Genesis. Additionally, we are executing this plan more efficiently than originally anticipated and as a result in the fourth quarter of 2002 reduced our reserves related to this restructuring activity by $6 million which was recorded in cost of sales. We expect to complete all remaining restructuring activities related to the first phase of Project Genesis in the first half of 2003.

     We incurred other costs in the first quarter of 2003 of $4 million for moving and rearrangement activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for those actions.

     Including the costs incurred in 2002 of $11 million, we have incurred $15 million for moving and rearrangement activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for these actions.

     In the first quarter of 2003, we incurred costs of $1 million associated with eliminating 17 salaried positions through selective layoffs and an early retirement program. Additionally, 93 hourly positions were eliminated through selective layoffs in the quarter. These reductions were done to reduce ongoing labor costs in North America. All of this charge was recorded in cost of sales.

     To date we have generated about $17 million of savings from Project Genesis. About $3 million of savings was related to closing the eight facilities, about $9 million of savings was related to value mapping and plant arrangement and about $5 million of savings was related to relocating production among facilities and centralizing some functional areas. To date, there have been no significant deviations from planned savings. When complete, we expect that the series of restructuring actions initiated in the fourth quarter of 2001 will generate annualized savings of $30 million. About $7 million of the expected savings should be generated by closing the eight facilities, about $13 million of the expected savings should be generated by improving process flow and efficiency through value mapping and plant arrangement and about $10 million of the expected savings will be generated by relocating production among facilities and centralizing some functional areas.

     Amounts related to activities that are part of our restructuring plans are as follows:

                            DECEMBER 31, 2002       2003          2003     CHARGED TO   IMPACT OF   MARCH 31, 2003
                              RESTRUCTURING     RESTRUCTURING     CASH       ASSET      EXCHANGE    RESTRUCTURING
                                 RESERVE           CHARGE       PAYMENTS    ACCOUNTS      RATES        RESERVE
                            -----------------   -------------   --------   ----------   ---------   --------------
                                                                  (MILLIONS)
Severance.................         $ 9               $ 1          $(4)        $--          $ 1           $ 7
Asset Impairment..........          --                --           --          --           --            --
Other.....................          --                --           --          --           --            --
                                   ---               ---          ---         ---          ---           ---
                                   $ 9               $ 1          $(4)        $--          $ 1           $ 7
                                   ===               ===          ===         ===          ===           ===

     Under the terms of an amendment to our senior credit agreement that took effect on March 13, 2002, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives over the 2002-2004 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. As of March 31, 2003, we have excluded $15 million of the $60 million available under the terms of the amendment. In addition to the announced actions, we continue to evaluate additional opportunities, including additional phases of Project Genesis, to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution, and manufacturing footprint for the future. There can be no assurances however, that we will undertake additional phases of Project Genesis or other additional restructuring actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee, and if the costs of the plans exceed the amount previously approved by our senior lenders, could require approval by our senior lenders. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

CRITICAL ACCOUNTING POLICES

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

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At March 31, 2003, we had $10 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels. We have not experienced any material losses on arrangements where we have a contractual guarantee of reimbursement from our customers.

     We have a U.S. Federal tax net operating loss ("NOL") carryforward at March 31, 2003, of $514 million, which will expire in varying amounts from 2012 to 2023. The federal tax effect of that NOL is $180 million, and is recorded as an asset on our balance sheet at March 31, 2003. We estimate, based on available evidence, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and upon strategies available to accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of March 31, 2003, we believe that there has been a significant change in our ownership, but not a majority change, since the 1999 spin-off of Pactiv.

     We utilize the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If our compensation costs for our stock-based compensation plans were determined using the fair value method of accounting as provided in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," we estimate that our pro-forma net income (loss) and earnings per share for both the first quarter of 2003 and 2002 would be lower by less than $1 million or $.01 per diluted share.

CHANGES IN ACCOUNTING PRINCIPLES

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142 in January 2002. Under the provisions of SFAS No. 142, we were required to perform an impairment analysis on the balance of goodwill at January 1, 2002. The fair value of our reporting units used in determining the goodwill impairment was computed using the present value of expected future cash flows. As a result of this analysis, we determined that goodwill associated with our North American ride control and European aftermarket operations was impaired. As a result, a charge of $218 million, net of taxes of $6 million, was recorded in the first quarter of 2002 as a cumulative effect of a change in accounting principle. The balance of unamortized goodwill was $187 million at March 31, 2003. We are required to test this balance for impairment on an annual basis.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on our financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 changes the definition of the date at which a liability exists for exit or disposal activities also referred to as restructuring activities. Previously, we recognized a liability for restructuring activities when we committed to a plan of restructuring and announced this plan to the employees. We are required to apply the new standard prospectively to new exit or disposal activities initiated after December 31, 2002. SFAS No. 146 generally requires that these costs be recognized at a later date and over time, rather than in a single charge. The adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 provides that issuing a guarantee imposes a non-contingent obligation to stand ready to perform in the event that the conditions specified in the guarantee occur, and that a liability representing the fair value of such a guarantee must be recognized when the guarantee is issued. We are required to apply these initial recognition and measurement provisions to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 6 to our financial statements for this information for the first quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002       % CHANGE
                                                              ---------   ------------   --------
                                                                     (MILLIONS)
Short term debt and current maturities......................   $  250        $  228         10%
Long term debt..............................................    1,193         1,217         (2)
                                                               ------        ------
Total debt..................................................    1,443         1,445         --
                                                               ------        ------
Total minority interest.....................................       18            19         (5)
Common shareholders' equity.................................      (66)          (94)        30
                                                               ------        ------
Total capitalization........................................   $1,395        $1,370          2
                                                               ======        ======

     The year-to-date increase in shareholders' equity primarily results from a $4 million increase in the fair market value of our interest rate swaps, which expired in February 2003, and $22 million related to the translation of foreign balances into U.S. dollars. In addition, net income and premium on common stock issued pursuant to benefit plans each contributed $1 million to the increase in shareholders' equity. Although our book equity balance was negative at March 31, 2003, it should not affect our business operations. We have no debt covenant ratios that are based upon our book equity and there are no other agreements that are adversely impacted by our negative book equity.

     Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, as well as our revolving credit facility, increased by $22 million during the first quarter of 2003. This increase resulted from an increase in borrowings of approximately $21 million during the first quarter of

2003 under our revolving credit facility. In addition our foreign subsidiaries' borrowings increased by approximately $1 million. The borrowings outstanding under our revolving credit facility as of March 31, 2003 were $141 million and were $64 million as of March 31, 2002. The decline in long-term debt represents amounts due during 2003. We did not issue any long-term debt during the first quarter of 2003.

     Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions, which was $1.215 billion at March 31, 2003. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. We entered into an agreement to amend this facility on October 20, 2000 to (i) relax the financial covenant ratios beginning in the fourth quarter of 2000, (ii) exclude up to $80 million of cash charges and expenses related to cost reduction initiatives from the calculation of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") used in our financial covenant ratios through 2001 and (iii) make certain other technical changes. In exchange for these amendments, we agreed to certain interest rate increases, lowered our capital expenditure limits and paid an aggregate fee of about $3 million.

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

     The senior secured credit facility, as amended on March 13, 2002, consists of: (i) a $450 million revolving credit facility with a final maturity date of November 4, 2005; (ii) a $243 million term loan with a final maturity date of November 4, 2005; (iii) a $261 million term loan with a final maturity date of November 4, 2007; and (iv) a $261 million term loan with a final maturity date of May 4, 2008. Quarterly principal repayment installments on each term loan began October 1, 2001. Borrowings under the facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 325 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 400 basis points for the term loan maturing November 4, 2007 and 425 basis points for the term loan maturing May 4, 2008; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 75 basis points, plus a margin of 225 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 300 basis points for the term loan maturing November 4, 2007 and 325 basis points for the term loan maturing May 4, 2008. We also pay a commitment fee of 50 basis points on the unused portion of the revolving credit facility. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and the term loan maturing November 4, 2005 and fees paid on letters of credit issued under our revolving credit facility are subject to adjustment based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. Our consolidated leverage ratio fell below 4.50 as of June 30, 2002; therefore, the interest margins for borrowings under our revolving credit facility and on our term loan maturing November 4, 2005, and fees paid on letters of credit issued under our revolving credit facility, were reduced by 25 basis points beginning in the third quarter of 2002. Our consolidated leverage ratio remained below 4.50 as of March 31, 2003. Our senior secured credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

     The amended senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratios (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratios (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratios (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) at the end of each period indicated. The financial ratios required under the amended senior credit facility and, in the case of the first quarter of 2003, the actual ratios we achieved are shown in the following tables:

                                                                  QUARTER ENDING
                                               -----------------------------------------------------
                                                MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                  2003         2003         2003            2003
                                               -----------   --------   -------------   ------------
                                               REQ.   ACT.   REQUIRED     REQUIRED        REQUIRED
                                               ----   ----   --------   -------------   ------------
Leverage Ratio (maximum)....................   5.75   4.35     5.50         5.25            5.00
Interest Coverage Ratio (minimum)...........   1.65   2.31     1.75         1.80            1.95
Fixed Charge Coverage Ratio (minimum).......   0.80   1.31     0.90         0.95            1.00

                                                                     QUARTER ENDING
                                                   ---------------------------------------------------
                                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                     2004        2004         2004            2004
                                                   ---------   --------   -------------   ------------
Leverage Ratio (maximum).........................    4.75        4.50         4.25            4.00
Interest Coverage Ratio (minimum)................    2.10        2.20         2.25            2.35
Fixed Charge Coverage Ratio (minimum)............    1.15        1.25         1.35            1.45

                                                           QUARTER ENDING
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           2005        2005         2005            2005       2006-2008
                                         ---------   --------   -------------   ------------   ---------
Leverage Ratio (maximum)...............    3.50        3.50         3.50            3.50         3.50
Interest Coverage Ratio (minimum)......    3.00        3.00         3.00            3.00         3.00
Fixed Charge Coverage Ratio
  (minimum)............................    1.75        1.75         1.75            1.75         1.75

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions described above); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends; (vii) mergers and consolidations; and (viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of March 31, 2003, we were in compliance with both the financial covenants (as indicated above) and operational restrictions of the facility.

     Our outstanding debt also includes $500 million of 11 5/8 percent Senior Subordinated Notes due October 15, 2009. The senior subordinated debt indenture requires that we, as a condition to incurring certain types of indebtedness not otherwise permitted, maintain an interest coverage ratio of not less than 2.25. We have not incurred any of the types of indebtedness not otherwise permitted by this indenture. The indenture also contains restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; and (v) mergers and consolidations. All of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of March 31, 2003, we were in compliance with the covenants and restrictions of this indenture.

     In addition to our senior credit facility and senior subordinated notes, we also sell some of our accounts receivable. In North America, we have an accounts receivable securitization program with a commercial bank. We sell original equipment and aftermarket receivables on a daily basis under this program. We had sold accounts receivable under this program of $50 million and $72 million at March 31, 2003 and 2002, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or
(iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2003, this program was amended to extend its term to January 31, 2005 and reduce the size of the program to $50 million. The reduced program size will lower commitment fees payable on the available and unused portion of the committed facility amount. We also sell some receivables in our European operations to regional banks in Europe. At March 31, 2003, we had sold $72 million of accounts receivable in Europe up from $40 million at March 31, 2002. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreement would increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreement.

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

CONTRACTUAL OBLIGATIONS

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments are shown in the following table:

                                                             PAYMENTS DUE IN:
                                            --------------------------------------------------
                                                                               BEYOND
                                            2003   2004   2005   2006   2007    2007    TOTAL
                                            ----   ----   ----   ----   ----   ------   ------
                                                                (MILLIONS)
Obligations:
Revolver borrowings.......................  $141   $ --   $ --   $--    $ --    $ --    $  141
Senior long-term debt.....................    70     94     93     7     253     248       765
Long-term notes...........................     1     --      1    --       1       3         6
Capital leases............................     3      3      3     3       3       5        20
Subordinated long-term debt...............    --     --     --    --      --     500       500
Short-term debt...........................    11     --     --    --      --      --        11
                                            ----   ----   ----   ---    ----    ----    ------
  Debt and capital lease obligations......   226     97     97    10     257     756     1,443
Operating leases..........................    16     14     10     8       8       9        65
Capital commitments.......................    45     --     --    --      --      --        45
                                            ----   ----   ----   ---    ----    ----    ------
Total payments............................  $287   $111   $107   $18    $265    $765    $1,553
                                            ====   ====   ====   ===    ====    ====    ======

     We principally use a revolving credit facility to finance our short-term capital requirements. As a result, we classify the outstanding balance of the revolving credit facility within our short-term debt even though the revolving credit facility has a termination date of November 4, 2005. The revolving credit facility balance included in short-term debt is $141 million at March 31, 2003 and $121 million at December 31, 2002.

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

     We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $5 million and $6 million at March 31, 2003 and 2002, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

     Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our then existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee the $1.215 billion senior secured credit facility and the $500 million senior subordinated notes on a joint and several basis. The arrangement for the senior secured credit facility is also secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries. You should also read Note 10 where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, travel and procurement card programs, and cash management requirements for some of our subsidiaries totaling $48 million. We have also issued $14 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

CASH FLOWS

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                ---------------
                                                                2003       2002
                                                                ----       ----
                                                                  (MILLIONS)
Cash provided (used) by:
  Operating activities......................................    $36        $41
  Investing activities......................................    (26)       (27)
  Financing activities......................................     (3)        (7)

OPERATING ACTIVITIES

     For the first quarter, cash flows provided from operating activities were $36 million as compared to $41 million in the prior year quarter. The decrease was primarily attributable to reduced year over year working capital improvements. We generated no cash flow from working capital in the first quarter of 2003, down $26 million from the 2002 first quarter. This was primarily to prepare for platform launches and for seasonal inventory builds. In the quarter, we took more aggressive receivables and payables management steps to offset this heavier cash use and to help preserve liquidity given the uncertainties in the market for the second quarter of 2003. Partially offsetting the working capital decrease were higher earnings in the current year.

     In June 2001, we entered into arrangements with two major OE customers in North America under which, in exchange for a discount that is less than our marginal borrowing cost, payments for product sales are made earlier than otherwise required under existing payment terms. These arrangements reduced accounts receivable by $58 million and $52 million as of March 31, 2003 and 2002, respectively. These arrangements reduced accounts receivable by $40 million at December 31, 2002. These arrangements can be cancelled at any time.

INVESTING ACTIVITIES

     Cash used for investing activities was $1 million lower in the first quarter of 2003 compared to the same period a year ago. Capital expenditures were $26 million in the first three months of 2003, up from $23 million in the first three months of last year.

FINANCING ACTIVITIES

     Cash used for financing activities was $3 million in the first quarter of 2003 compared to a use of $7 million in the first quarter of 2002. The decrease in the first three months of this year is attributable to higher short-term borrowings during the period offset by a quarterly senior term loan payment of $24 million.

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

     Under the terms of our senior credit facility agreement, we were required to hedge our exposure to floating interest rates by April 2000 so that at least 50 percent of our long-term debt was fixed for a period of at least three years. In February 2000, we hedged $250 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. In April 2000, we hedged an additional $50 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. The hedges that we executed fully satisfied the interest rate hedging requirement of the senior credit facility agreement. The swaps expired in February 2003 and we are not required to renew them. On March 31, 2003, we had $508 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through October 2009, while the remainder is fixed over periods of 2003 through 2025. There is also $686 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     We estimate that the fair value of our long-term debt at March 31, 2003 was about 85 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $6 million after tax.

OUTLOOK

     North America light vehicle production continued at a relatively strong pace in 2002. Manufacturer incentives kept consumer purchases higher than estimates at the beginning of the year. Consequently, the 2002 North America light vehicle build rate was an estimated 16.4 million units. Production rates for the first quarter of 2003 remained relatively strong at an annualized rate of 16.0 million units. However, we remain cautious regarding volumes for the remainder of 2003 due to continuing uncertain economic conditions in the U.S. and uncertainty about the willingness of the original equipment manufacturers to continue to support consumer automobile sales through incentives. Several major North American OE manufacturers have announced reductions in their production rates for the second quarter. These overall reductions are targeted at specific platforms, however, and we have not yet seen a percentage reduction in many of the platforms for which we provide parts in the range of those that have been announced. Currently, industry estimates have heavy duty build rates down approximately 9 percent compared to 2002. These estimates have slightly improved from the expected decline following the implementation of new emissions standards in October 2002 which caused operators to pull forward some of their truck purchases into 2002. In Europe, new vehicle selling rates remain about the same or slightly lower than last year. However, because of the new platform launch delays we experienced in 2002, we expect favorable OE comparisons in the second quarter of 2003 over the prior year. In the North American aftermarket we are cautiously optimistic that sales levels are beginning to stabilize from the significant reductions we saw in late 2002 and early 2003.

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

     As of March 31, 2003, we are designated as a potentially responsible party in three Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $14 million. For each of the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     We also from time to time are involved in legal proceedings or claims that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to vigorously defend ourselves against all of these claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. On the other hand, we are experiencing an increasing number of these claims, likely due to bankruptcies of major asbestos manufacturers. We vigorously defend ourselves against these claims as part of our ordinary course of business. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

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

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, participants may elect to defer up to 16 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to 8 percent of the employee's salary. We recorded expense for these matching contributions of approximately $2 million for each of the three months ended March 31, 2003 and 2002, respectively. All contributions vest immediately.

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

                                    PART II

ITEM 5. OTHER INFORMATION

We held our annual stockholders' meeting on May 13, 2003, to consider and vote on three separate proposals: (i) a proposal to elect Charles W. Cramb, M. Kathryn Eickhoff, Mark P. Frissora, Frank E. Macher, Sir David Plastow, Roger B. Porter, David B. Price, Jr., Dennis G. Severance and Paul T. Stecko as directors of our company for a term expiring at our next annual stockholders' meeting,
(ii) a proposal to ratify the appointment of Deloitte & Touche LLP as independent public accountants for 2003 and (iii) a proposal to amend the Tenneco Automotive Inc. 2002 Long-Term Incentive Plan. The meeting proceeded and all proposals were approved by the requisite vote of the holders of our outstanding common stock. The following sets forth the vote results with respect to these proposals at the meeting:

Election of Directors

                                                       VOTES FOR       VOTES WITHHELD
                                                       ----------      ---------------
Charles W. Cramb...................................    33,050,710         3,417,596
M. Kathryn Eichhoff................................    33,084,921         3,383,385
Mark P. Frissora...................................    32,871,966         3,596,340
Frank E. Macher....................................    32,562,374         3,905,932
Sir David Plastow..................................    32,538,817         3,929,489
Roger B. Porter....................................    32,616,121         3,852,185
David B. Price, Jr.................................    32,694,242         3,774,064
Dennis G. Severance................................    33,153,115         3,315,191
Paul T. Stecko.....................................    30,310,979         6,157,327

Ratification of Appointment of Deloitte & Touche LLP

         VOTES FOR                          VOTES AGAINST                        VOTES ABSTAIN
----------------------------         ----------------------------         ----------------------------
         34,049,840                           2,171,999                             246,467

Approval to Amend the Tenneco Automotive Inc. 2002 Long-Term Incentive Plan

         VOTES FOR                          VOTES AGAINST                        VOTES ABSTAIN
----------------------------         ----------------------------         ----------------------------
         28,904,413                           6,917,863                             646,030

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.  The exhibits filed with this report are listed on the
Exhibit Index following the signature page of this report, which is incorporated herein by reference.

     (b) Reports on Form 8-K. We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2003:

Current Report on Form 8-K dated February 4, 2003, including pursuant to Item 5 certain information pertaining to the results of our operations for the fourth quarter and full year 2002.

Current Report on Form 8-K dated March 12, 2003, including pursuant to Item 5 certain information pertaining to the Board's election of Charles W. Cramb to the Board of Directors.

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

Dated: May 14, 2003

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

Dated: May 14, 2003

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

                                                 /s/ MARK A. MCCOLLUM
                                          --------------------------------------

Dated: May 14, 2003

                               INDEX TO EXHIBITS
                                       TO
                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2003

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  2         --   None.
  3.1(a)    --   Restated Certificate of Incorporation of the registrant
                 dated December 11, 1996 (incorporated herein by reference
                 from Exhibit 3.1(a) of the registrant's Annual Report on
                 Form 10-K for the year ended December 31, 1997, File No.
                 1-12387).
  3.1(b)    --   Certificate of Amendment, dated December 11, 1996
                 (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997, File No. 1-12387).
  3.1(c)    --   Certificate of Ownership and Merger, dated July 8, 1997
                 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997, File No. 1-12387).
  3.1(d)    --   Certificate of Designation of Series B Junior Participating
                 Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1998, File No. 1-12387).
  3.1(e)    --   Certificate of Elimination of the Series A Participating
                 Junior Preferred Stock of the registrant dated September 11,
                 1998 (incorporated herein by reference from Exhibit 3.1(e)
                 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1998, File No. 1-12387).
  3.1(f)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated November 5, 1999
                 (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(g)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated November 5, 1999
                 (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(h)    --   Certificate of Ownership and Merger merging Tenneco
                 Automotive Merger Sub Inc. with and into the registrant,
                 dated November 5, 1999 (incorporated herein by reference
                 from Exhibit 3.1(h) of the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).
  3.1(i)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated May 9, 2000
                 (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
  3.2       --   By-laws of the registrant, as amended March 14, 2000
                 (incorporated herein by reference from Exhibit 3.2(a) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1999, File No. 1-12387).
  3.3       --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                 ("Global"), as amended (incorporated herein by reference to
                 Exhibit 3.3 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.4       --   By-laws of Global (incorporated herein by reference to
                 Exhibit 3.4 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.5       --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                 (incorporated herein by reference to Exhibit 3.5 to the
                 registrant's Registration Statement on Form S-4, Reg. No.
                 333-93757).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  3.6       --   By-laws of TMC (incorporated herein by reference to Exhibit
                 3.6 to the registrant's Registration Statement on Form S-4,
                 Reg. No. 333-93757).
  3.7       --   Amended and Restate Certificate of Incorporation of Tenneco
                 International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.8       --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.9       --   Certificate of Incorporation of Clevite Industries Inc.
                 ("Clevite"), as amended (incorporated herein by reference to
                 Exhibit 3.9 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.10      --   By-laws of Clevite (incorporated herein by reference to
                 Exhibit 3.10 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.11      --   Amended and Restated Certificate of Incorporation of the
                 Pullman Company ("Pullman") (incorporated herein by
                 reference to Exhibit 3.11 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.12      --   By-laws of Pullman (incorporated herein by reference to
                 Exhibit 3.12 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.13      --   Certificate of Incorporation of Tenneco Automotive Operating
                 Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
  3.14      --   By-laws of Operating (incorporated herein by reference to
                 Exhibit 3.14 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  4.1(a)    --   Rights Agreement dated as of September 8, 1998, by and
                 between the registrant and First Chicago Trust Company of
                 New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                 8-K dated September 24, 1998, File No. 1-12387).
  4.1(b)    --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                 Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1999,
                 File No. 1-12387).
  4.1(c)    --   Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from
                 Exhibit 4.4(b) of the registrant's Post-Effective Amendment
                 No. 3, dated February 26, 2001, to its Registration
                 Statement on Form 8-A dated September 17, 1998).
  4.2(a)    --   Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Registration Statement on Form S-4,
                 Registration No. 333-14003).
  4.2(b)    --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                 herein by reference from Exhibit 4.3(b) of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
  4.2(c)    --   Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  4.2(d)    --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(e)    --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(f)    --   Eighth Supplemental Indenture, dated as of April 28, 1997, to Indenture, dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Current Report on Form 8-K dated April 23,
                 1997, File No. 1-12387).
  4.2(g)    --   Ninth Supplemental Indenture, dated as of April 28, 1997, to
                 Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.2 of the
                 registrant's Current Report on Form 8-K dated April 23,
                 1997, File No. 1-12387).
  4.2(h)    --   Tenth Supplemental Indenture, dated as of July 16, 1997, to
                 Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Current Report on Form 8-K dated June 11, 1997,
                 File No. 1-12387).
  4.2(i)    --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                 Indenture dated November 1, 1996 between The Chase Manhattan
                 Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-12387).
  4.3       --   Specimen stock certificate for Tenneco Automotive Inc.
                 common stock (incorporated herein by reference from Exhibit
                 4.3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387)
  4.4(a)    --   Indenture dated October 14, 1999 by and between the
                 registrant and The Bank of New York, as trustee
                 (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  4.4(b)    --   Supplemental Indenture dated November 4, 1999 among Tenneco
                 Automotive Operating Subsidiary Inc. (formerly Tenneco
                 Automotive Inc.), Tenneco International Holding Corp.,
                 Tenneco Global Holdings Inc., the Pullman Company, Clevite
                 Industries Inc. and TMC Texas Inc. in favor of The Bank of
                 New York, as trustee (incorporated herein by reference from
                 Exhibit 4.4(b) of the registrant's Quarterly Report on Form
                 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).
  4.4(c)    --   Subsidiary Guarantee dated as of October 14, 1999 from
                 Tenneco Automotive Operating Subsidiary Inc. (formerly
                 Tenneco Automotive Inc.), Tenneco International Holding
                 Corp., Tenneco Global Holdings Inc., the Pullman Company,
                 Clevite Industries Inc. and TMC Texas Inc. in favor of The
                 Bank of New York, as trustee (incorporated herein by
                 reference to Exhibit 4.4(c) to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  4.5(a)    --   Credit Agreement, dated as of September 30, 1999, among the registrant, the Lenders named therein, Commerzbank and Bank of America, N.A., Citicorp USA, Inc. and The Chase Manhattan
                 Bank (incorporated herein by reference from Exhibit 4.5(a)
                 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  4.5(b)    --   First Amendment to the Credit Agreement, dated October 20,
                 2000, among the registrant, The Chase Manhattan Bank and
                 Citicorp USA, Inc. (incorporated herein by reference from
                 Exhibit 4.1 to the registrant's Current Report on Form 8-K dated October 24, 2000, File No. 1-12387).
  4.5(c)    --   Second Amendment to Credit Agreement, dated March 22, 2001, among the registrant, the lenders party thereto and The
                 Chase Manhattan Bank (incorporated by reference from Exhibit
                 4.1 to the registrant's Current Report on Form 8-K dated
                 March 22, 2001, File No. 1-12387).
  4.5(d)    --   Third Amendment to Credit Agreement, dated March 13, 2002, among the registrant, JPMorgan Chase Bank as administrative agent and the lenders named therein. (incorporated by
                 reference from Exhibit 4.1 of the registrant's Current
                 Report on Form 8-K dated March 13, 2002, File No. 1-2387).
 10.1       --   Distribution Agreement, dated November 1, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
                 10, File No. 1-12387).
 10.2       --   Amendment No. 1 to Distribution Agreement, dated as of
                 December 11, 1996, by and among El Paso Tennessee Pipeline
                 Co. (formerly Tenneco Inc.), the registrant, and Newport
                 News Shipbuilding Inc. (incorporated herein by reference
                 from Exhibit 10.2 of the registrant's Annual Report on Form
                 10-K for the year ended December 31, 1996, File No.
                 1-12387).
 10.3       --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                 Tenneco Inc.), the registrant, and Newport News Shipbuilding
                 Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year
                 ended December 31, 1996, File No. 1-12387).
 10.4       --   Benefits Agreement, dated December 11, 1996, by and among El
                 Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                 registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
 10.5       --   Insurance Agreement, dated December 11, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
 10.6       --   Tax Sharing Agreement, dated December 11, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                 Newport News Shipbuilding Inc., the registrant, and El Paso
                 Natural Gas Company (incorporated herein by reference from
                 Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
 10.7       --   First Amendment to Tax Sharing Agreement, dated as of
                 December 11, 1996, among El Paso Tennessee Pipeline Co.
                 (formerly Tenneco Inc.), the registrant, El Paso Natural Gas
                 Company and Newport News Shipbuilding Inc. (incorporated
                 herein by reference from Exhibit 10.7 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
 10.8       --   Tenneco Automotive Inc. EVA Incentive Compensation Plan
                 (incorporated herein by reference from Exhibit 10.8 to the registrant's Annual Report in Form 10-K for the year-ended
                 December 31, 2002, File No. 1-12387).
 10.9       --   Tenneco Automotive Inc. Change of Control Severance Benefits
                 Plan for Key Executives (incorporated herein by reference
                 from Exhibit 10.13 of the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
 10.10      --   Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                 Registration Statement on Form S-4, Reg. No. 333-93757).
 10.11      --   Tenneco Automotive Inc. Key Executive Pension Plan
                 (incorporated herein by reference from Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.12      --   Tenneco Automotive Inc. Deferred Compensation Plan
                 (incorporated herein by reference from Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.13      --   Tenneco Automotive Inc. Supplemental Executive Retirement
                 Plan (incorporated herein by reference from Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 2000, File No. 1-12387).
 10.14      --   Human Resources Agreement by and between Tenneco Automotive
                 Inc. and Tenneco Packaging Inc. dated November 4, 1999
                 (incorporated herein by reference to Exhibit 99.1 to the
                 registrant's Current Report on Form 8-K dated November 4,
                 1999, File No. 1-12387).
 10.15      --   Tax Sharing Agreement by and between Tenneco Automotive Inc.
                 and Tenneco Packaging Inc. dated November 3, 1999
                 (incorporated herein by reference to Exhibit 99.2 to the
                 registrant's Current Report on Form 8-K dated November 4,
                 1999, File No. 1-12387).
 10.16      --   Amended and Restated Transition Services Agreement by and
                 between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                 dated as of November 4, 1999 (incorporated herein by
                 reference from Exhibit 10.21 of the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-12387).
 10.17      --   Assumption Agreement among Tenneco Automotive Operating
                 Company Inc., Tenneco International Holding Corp., Tenneco
                 Global Holdings Inc., The Pullman Company, Clevite
                 Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                 and the other Initial Purchasers listed in the Purchase
                 Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.24 of the registrant's
                 Registration Statement on Form S-4, Reg. No. 333-93757).
 10.18      --   Amendment No. 1 to Change in Control Severance Benefits Plan
                 for Key Executives (incorporated herein by reference from
                 Exhibit 10.23 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.19      --   Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from
                 Exhibit 10.24 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.20      --   Letter Agreement dated July 27, 2000 between the registrant and Mark A. McCollum (incorporated herein by reference from
                 Exhibit 10.25 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.21      --   Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000, File No.
                 1-12387).
 10.22      --   Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference
                 from Exhibit 10.28 to the registrant's Annual Report on Form
                 10-K for the year ended December 31, 2000, File No.
                 1-12387).
 10.23      --   Form of Indemnity Agreement entered into between the
                 registrant and the following directors of the registrant:
                 Paul Stecko, M. Kathryn Eickhoff and Dennis Severance
                 (incorporated herein by reference from Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
 10.24      --   Mark P. Frissora Special Appendix under Tenneco Automotive
                 Inc. Supplemental Executive Retirement Plan (incorporated
                 herein by reference from Exhibit 10.30 to the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 2000, File No. 1-12387).
 10.25      --   Letter Agreement dated as of June 1, 2001 between the
                 registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form
                 10-K for the year ended December 31, 2001. File No.
                 1-12387).
 10.26      --   Tenneco Automotive Inc. 2002 Long-Term Incentive Plan
                 (incorporated herein by reference from Exhibit 10.27 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. File No. 1-12387).
 10.27      --   Amendment to No. 1 Tenneco Automotive Inc. Deferred
                 Compensation Plan (incorporated herein by reference from
                 Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
 10.28      --   Tenneco Automotive Inc. Supplemental Stock Ownership Plan
                 (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2002, File No. 1-12387).
 11         --   None.
*12         --   Computation of Ratio of Earnings to Fixed Charges.
*15         --   Letter Regarding Unaudited Interim Financial Information.
 18         --   None.
 19         --   None.
 22         --   None.
 23         --   None.
 24         --   None.
*99.1       --   Certification of Mark P. Frissora under Section 906 of the
                 Sarbanes-Oxley Act of 2002.
*99.2       --   Certification of Mark A. McCollum under Section 906 of the
                 Sarbanes-Oxley Act of 2002.
 99.3       --   Tenneco Automotive Inc. Code of Ethical Conduct for
                 Financial Managers (incorporated herein by reference from
                 Exhibit 99.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).

---------------
* Filed herewith