Form 10-Q
period 2003-06-30
TENNECO AUTOMOTIVE INC
filed 2003-08-14
CIK 1024725

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

             For the Quarterly Period Ended June 30, 2003

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

     Common Stock, par value $.01 per share: 40,661,873 shares as of July 31, 2003.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                  PAGE
                                                                  ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Tenneco Automotive Inc. and Consolidated Subsidiaries--
       Independent Accountants' Report......................        4
       Statements of Income (Loss)..........................        5
       Balance Sheets.......................................        6
       Statements of Cash Flows.............................        7
       Statements of Changes in Shareholders' Equity........        8
       Statements of Comprehensive Income (Loss)............        9
       Notes to Consolidated Financial Statements...........       10
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............       28
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................       49
  Item 4. Controls and Procedures...........................       49
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings.................................        *
  Item 2. Changes in Securities and Use of Proceeds.........       50
  Item 3. Defaults Upon Senior Securities...................        *
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................       50
  Item 5. Other Information.................................       50
  Item 6. Exhibits and Reports on Form 8-K..................       50

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

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        INDEPENDENT ACCOUNTANTS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TENNECO AUTOMOTIVE INC.

     We have reviewed the accompanying consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of June 30, 2003, and the related consolidated statements of income (loss) and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2003 and 2002, and of cash flows and changes in shareholders' equity for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of Tenneco Automotive Inc.'s management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois
July 21, 2003

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                       --------------------------    --------------------------
                                                          2003           2002           2003           2002
                                                       -----------    -----------    -----------    -----------
                                                            (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues.................    $       998    $       948    $     1,919    $     1,757
                                                       -----------    -----------    -----------    -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation shown
    below).........................................            779            743          1,522          1,383
  Engineering, research, and development...........             13             17             32             31
  Selling, general, and administrative.............             97             93            185            186
  Depreciation and amortization of other
    intangibles....................................             41             35             80             69
                                                       -----------    -----------    -----------    -----------
                                                               930            888          1,819          1,669
                                                       -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
  Gain on sale of assets...........................             --             11             --             11
  Loss on sale of receivables......................             (1)            --             (1)            (1)
  Other income (loss)..............................             --             --             (1)            --
                                                       -----------    -----------    -----------    -----------
                                                                (1)            11             (2)            10
                                                       -----------    -----------    -----------    -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND
  MINORITY INTEREST................................             67             71             98             98
  Interest expense (net of interest capitalized)...             38             36             69             72
  Income tax expense (benefit).....................              3             16              1              8
  Minority interest................................              2             --              3              1
                                                       -----------    -----------    -----------    -----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.............................             24             19             25             17
Cumulative effect of change in accounting
  principle, net of income tax.....................             --             --             --           (218)
                                                       -----------    -----------    -----------    -----------
NET INCOME (LOSS)..................................    $        24    $        19    $        25    $      (201)
                                                       ===========    ===========    ===========    ===========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding--
  Basic............................................     40,394,671     39,746,401     40,244,623     39,748,370
  Diluted..........................................     41,333,408     41,812,025     41,137,177     41,422,775
Basic earnings per share of common stock--
  Before cumulative effect of change in accounting
    principle......................................    $       .59    $       .48    $       .61    $       .42
  Cumulative effect of change in accounting
    principle......................................             --             --             --          (5.49)
                                                       -----------    -----------    -----------    -----------
                                                       $       .59    $       .48    $       .61    $     (5.07)
                                                       ===========    ===========    ===========    ===========
Diluted earnings per share of common stock--
  Before cumulative effect of change in accounting
    principle......................................    $       .58    $       .45    $       .60    $       .41
  Cumulative effect of change in accounting
    principle......................................             --             --             --          (5.49)
                                                       -----------    -----------    -----------    -----------
                                                       $       .58    $       .45    $       .60    $     (5.08)
                                                       ===========    ===========    ===========    ===========

  The accompanying notes to financial statements are an integral part of these statements of income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                JUNE 30,    DECEMBER 31,
                                                                  2003          2002
                                                                --------    ------------
                                                                       (MILLIONS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $    58       $    54
  Receivables--
    Customer notes and accounts, net........................        508           394
    Other...................................................         14            15
  Inventories--
    Finished goods..........................................        159           164
    Work in process.........................................         76            74
    Raw materials...........................................         81            76
    Materials and supplies..................................         39            38
  Deferred income taxes.....................................         56            56
  Prepayments and other.....................................        106            95
                                                                -------       -------
                                                                  1,097           966
                                                                -------       -------
Other assets:
  Long-term notes receivable, net...........................         19            14
  Goodwill..................................................        191           185
  Intangibles, net..........................................         20            20
  Deferred income taxes.....................................        115           141
  Pension assets............................................         23            17
  Other.....................................................        139           135
                                                                -------       -------
                                                                    507           512
                                                                -------       -------
Plant, property, and equipment, at cost.....................      2,161         2,011
  Less--Reserves for depreciation and amortization..........      1,092           985
                                                                -------       -------
                                                                  1,069         1,026
                                                                -------       -------
                                                                $ 2,673       $ 2,504
                                                                =======       =======
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
    debt)...................................................    $   111       $   228
  Trade payables............................................        567           505
  Accrued taxes.............................................         22            40
  Accrued interest..........................................         18            23
  Accrued liabilities.......................................        169           172
  Other.....................................................         38            48
                                                                -------       -------
                                                                    925         1,016
                                                                -------       -------
Long-term debt..............................................      1,386         1,217
                                                                -------       -------
Deferred income taxes.......................................         76           103
                                                                -------       -------
Postretirement benefits.....................................        242           225
                                                                -------       -------
Deferred credits and other liabilities......................         18            18
                                                                -------       -------
Commitments and contingencies
Minority interest...........................................         20            19
                                                                -------       -------
Shareholders' equity:
  Common stock..............................................         --            --
  Premium on common stock and other capital surplus.........      2,751         2,749
  Accumulated other comprehensive loss......................       (284)         (357)
  Retained earnings (accumulated deficit)...................     (2,221)       (2,246)
                                                                -------       -------
                                                                    246           146
  Less--Shares held as treasury stock, at cost..............        240           240
                                                                -------       -------
                                                                      6           (94)
                                                                -------       -------
                                                                $ 2,673       $ 2,504
                                                                =======       =======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                              ---------------
                                                              2003       2002
                                                              -----      ----
                                                                (MILLIONS)
OPERATING ACTIVITIES
Income before cumulative effect of change in accounting
  principle.................................................  $  25      $ 17
Adjustments to reconcile income before cumulative effect of
  change in accounting principle to cash provided (used) by
  operating activities--
  Depreciation and amortization.............................     80        69
  Deferred income taxes.....................................    (10)       (8)
  Gain on sale of assets, net...............................     --       (10)
  Changes in components of working capital--
     (Increase) decrease in receivables.....................    (87)      (50)
     (Increase) decrease in inventories.....................     24         9
     (Increase) decrease in prepayments and other current
      assets................................................     (1)       (4)
     Increase (decrease) in payables........................     30        76
     Increase (decrease) in accrued taxes...................    (19)        2
     Increase (decrease) in accrued interest................     (5)       --
     Increase (decrease) in other current liabilities.......    (19)       26
  Other.....................................................     10        (3)
                                                              -----      ----
Net cash provided by operating activities...................     28       124
                                                              -----      ----
INVESTING ACTIVITIES
Net proceeds from sale of fixed assets......................      3        18
Expenditures for plant, property, and equipment.............    (54)      (52)
Investments and other.......................................     (2)       13
                                                              -----      ----
Net cash used by investing activities.......................    (53)      (21)
                                                              -----      ----
NET CASH PROVIDED (USED) BEFORE FINANCING ACTIVITIES........    (25)      103
FINANCING ACTIVITIES
Proceeds from capital contributions.........................      1        --
Issuance of long-term debt..................................    350        --
Debt issuance costs on long-term debt.......................    (12)       --
Retirement of long-term debt................................   (276)      (25)
Net increase (decrease) in short-term debt excluding current
  maturities of long-term debt..............................    (25)      (71)
Other.......................................................     (1)       --
                                                              -----      ----
Net cash provided (used) by financing activities............     37       (96)
                                                              -----      ----
Effect of foreign exchange rate changes on cash and cash
  equivalents...............................................     (8)       (8)
                                                              -----      ----
Increase (decrease) in cash and cash equivalents............      4        (1)
Cash and cash equivalents, January 1........................     54        53
                                                              -----      ----
Cash and cash equivalents, June 30 (Note)...................  $  58      $ 52
                                                              =====      ====
Cash paid during the period for interest....................  $  67      $ 72
Cash paid during the period for income taxes (net of
  refunds)..................................................  $  30      $ 16

NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                       ----------------------------------------------
                                                               2003                     2002
                                                       ---------------------    ---------------------
                                                         SHARES      AMOUNT       SHARES      AMOUNT
                                                       ----------    -------    ----------    -------
                                                              (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1..................................    41,347,340    $    --    41,355,074    $    --
  Issued (Reacquired) pursuant to benefit plans....       541,865         --       (14,003)        --
  Stock options exercised..........................        35,106         --        (2,711)        --
                                                       ----------    -------    ----------    -------
Balance June 30....................................    41,924,311         --    41,338,360         --
                                                       ==========               ==========
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1..................................                    2,749                    2,748
  Premium on common stock issued pursuant to
     benefit plans.................................                        2                        1
                                                                     -------                  -------
Balance June 30....................................                    2,751                    2,749
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance January 1..................................                     (357)                    (375)
  Other comprehensive income (loss)................                       73                       18
                                                                     -------                  -------
Balance June 30....................................                     (284)                    (357)
                                                                     -------                  -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1..................................                   (2,246)                  (2,059)
  Net income (loss)................................                       25                     (201)
                                                                     -------                  -------
Balance June 30....................................                   (2,221)                  (2,260)
                                                                     -------                  -------
LESS--COMMON STOCK HELD AS TREASURY STOCK, AT COST
Balance January 1 and June 30......................     1,294,692        240     1,294,692        240
                                                       ==========    -------    ==========    -------
       Total.......................................                  $     6                  $  (108)
                                                                     =======                  =======

      The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED JUNE 30,
                                              -------------------------------------------------------------
                                                          2003                            2002
                                              -----------------------------   -----------------------------
                                               ACCUMULATED                     ACCUMULATED
                                                  OTHER                           OTHER
                                              COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                 INCOME          INCOME          INCOME          INCOME
                                                 (LOSS)          (LOSS)          (LOSS)          (LOSS)
                                              -------------   -------------   -------------   -------------
                                                                       (MILLIONS)
NET INCOME..................................                       $24                             $19
                                                                   ---                             ---
ACCUMULATED OTHER COMPREHENSIVE INCOME
(LOSS) CUMULATIVE TRANSLATION ADJUSTMENT
  Balance April 1...........................      $(251)                          $(350)
     Translation of foreign currency
       statements...........................         47             47               47             47
                                                  -----                           -----
  Balance June 30...........................       (204)                           (303)
                                                  -----                           -----
FAIR VALUE OF INTEREST RATE SWAPS
  Balance April 1...........................      $  --                           $ (13)
     Fair value adjustment..................         --             --                1              1
                                                  -----                           -----
  Balance June 30...........................         --                             (12)
                                                                                  -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance April 1 and June 30...............        (80)            --              (42)
                                                  -----                           -----
Balance June 30.............................      $(284)                          $(357)
                                                  =====            ---            =====            ---
Other comprehensive income..................                        47                              48
                                                                   ---                             ---
COMPREHENSIVE INCOME........................                       $71                             $67
                                                                   ===                             ===

                                                                SIX MONTHS ENDED JUNE 30,
                                              -------------------------------------------------------------
                                                          2003                            2002
                                              -----------------------------   -----------------------------
                                               ACCUMULATED                     ACCUMULATED
                                                  OTHER                           OTHER
                                              COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                 INCOME          INCOME          INCOME          INCOME
                                                 (LOSS)          (LOSS)          (LOSS)          (LOSS)
                                              -------------   -------------   -------------   -------------
                                                                       (MILLIONS)
NET INCOME (LOSS)...........................                       $25                            $(201)
                                                                   ---                            -----
ACCUMULATED OTHER COMPREHENSIVE INCOME
(LOSS) CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1.........................      $(273)                          $(316)
     Translation of foreign currency
       statements...........................         69             69               13              13
                                                  -----                           -----
  Balance June 30...........................       (204)                           (303)
                                                  -----                           -----
FAIR VALUE OF INTEREST RATE SWAPS
  Balance January 1.........................      $  (4)                          $ (17)
     Fair value adjustment..................          4              4                5               5
                                                  -----                           -----
  Balance June 30...........................         --                             (12)
                                                                                  -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance January 1 and June 30.............        (80)            --              (42)
                                                  -----                           -----
Balance June 30.............................      $(284)                          $(357)
                                                  =====            ---            =====           -----
Other comprehensive income..................                        73                               18
                                                                   ---                            -----
COMPREHENSIVE INCOME (LOSS).................                       $98                            $(183)
                                                                   ===                            =====

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

     In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Tenneco Automotive Inc.'s financial position, results of operations, cash flows, changes in shareholders' equity, and comprehensive income (loss) for the periods indicated. We have prepared the unaudited interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements.

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

     (2) In June 2003, we issued $350 million of 10 1/4 percent senior secured notes. The notes have a final maturity date of July 15, 2013. The notes accrue interest from June 19, 2003 with a first interest payment date of January 15, 2004. The notes are senior secured obligations and rank equally in right of payment with our existing and future senior debt and rank senior in right of payment to all of our existing and future subordinated debt. The notes are jointly and severally guaranteed by all of our domestic subsidiaries that also guarantee our senior credit facility. These guarantees are senior obligations of our subsidiary guarantors. The notes and guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our and our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries will secure the notes or guarantees.

     We can redeem some or all of the notes at any time after July 15, 2008. We can also redeem up to 35 percent aggregate principal amount of the notes using the proceeds of certain equity offerings completed before July 15, 2006. If we sell certain of our assets or experience specific kinds of changes in control, we must offer to repurchase the notes.

     The net proceeds of the offering of the notes, after deducting underwriting discounts and commissions and our expenses, were $338 million. We used the net proceeds of the offering to repay outstanding amounts under our senior credit facility as follows: (i) first, to prepay $199 million on the term loan A due November 4, 2005, (ii) second, to prepay $52 million on the term loans B and C due November 4, 2007 and May 4, 2008, respectively, and (iii) third, to prepay outstanding borrowings of $87 million under the revolving credit portion of our senior credit facility without reducing the commitments from $450 million.

     (3) Over the past several years we have adopted plans to restructure portions of our operations. These plans were approved by the Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Prior to the change in accounting required for exit or disposal activities described in Note 5 below, we recorded charges to income related to these plans for costs that do not benefit future activities in the period in which the plans were finalized and approved, while actions necessary to affect these restructuring plans occurred over future periods in accordance with established plans.

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, the first phase of a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. The first phase of Project Genesis involved closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The closed facilities include an

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

emissions control aftermarket plant and an aftermarket distribution operation in Europe, a ride control plant in Europe, an engineering center in Europe, one building at an emissions control plant complex in North America, a technology facility in North America, an exhaust manufacturing facility in North America, and our London-based treasury office. In the fourth quarter of 2001, we recorded pre-tax charges related to Project Genesis of $27 million. Within the statement of income (loss), $23 million of the pre-tax charge was reflected in cost of sales, while $4 million was included in selling, general and administrative expenses. These charges were comprised of $18 million in severance and $9 million for equipment lease cancellation, asset impairment and other restructuring costs to close the eight facilities. We wrote down the assets at locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We also recorded a pre-tax charge of $4 million in cost of sales related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. The aftermarket parts were written down to their estimated scrap value, less costs to sell. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter for the value mapping and rearrangement of one of our emission control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $0.81 per diluted common share. As of June 30, 2003, we have eliminated 965 positions in connection with the first phase of Project Genesis. Additionally, we are executing this plan more efficiently than originally anticipated and as a result in the fourth quarter of 2002 reduced our reserves related to this restructuring activity by $6 million which was recorded in cost of sales. We expect to complete all remaining restructuring activities related to the first phase of Project Genesis in 2003.

     We incurred other costs in the first six months of 2003 of $5 million for moving and rearrangement activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for those actions.

     Including the costs incurred in 2002 of $11 million, we have incurred a total of $16 million for moving and rearrangement activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for these actions.

     In the first quarter of 2003, we incurred severance costs of $1 million associated with eliminating 17 salaried positions through selective layoffs and an early retirement program. Additionally, 93 hourly positions were eliminated through selective layoffs in the quarter. These reductions were done to reduce ongoing labor costs in North America. All of this charge was recorded in cost of sales.

     Amounts related to the reserves we have established regarding activities that are part of our restructuring plans are as follows:

                                 DECEMBER 31,                                                               JUNE 30,
                                     2002             2003           2003      CHARGED TO    IMPACT OF        2003
                                RESTRUCTURING     RESTRUCTURING      CASH        ASSET       EXCHANGE     RESTRUCTURING
                                   RESERVE           CHARGE        PAYMENTS     ACCOUNTS       RATES         RESERVE
                                --------------    -------------    --------    ----------    ---------    -------------
                                                                      (MILLIONS)
Severance...................          $9               $1            $(6)         $--            $2            $6
Asset Impairment............          --               --             --           --            --            --
Other.......................          --               --             --           --            --            --
                                      --               --            ---          ---            --            --
                                      $9               $1            $(6)         $--            $2            $6
                                      ==               ==            ===          ===            ==            ==

     Under the terms of an amendment to our senior credit agreement that took effect on March 13, 2002, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

cost reduction initiatives over the 2002-2004 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. As of June 30, 2003, we have excluded $16 million of the $60 million available under the terms of the amendment. In addition to the announced actions, we continue to evaluate additional opportunities, including additional phases of Project Genesis, to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution, and manufacturing footprint for the future. There can be no assurances however, that we will undertake additional phases of Project Genesis or other additional restructuring actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee, and if the costs of the plans exceed the amount previously approved by our senior lenders, could require approval by our senior lenders. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

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

     As of June 30, 2003, we are designated as a potentially responsible party in three Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $12 million. For each of the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     We also from time to time are involved in legal proceedings or claims that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent,

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, we have recently responded to a request from the Federal Trade Commission to substantiate certain of our product claims. As another example, we are involved in litigation with the minority owner of one of our Indian joint ventures over various operational issues. This dispute involves a court-mandated bidding process, which could result in a non-cash charge to earnings if we are required to sell our interest in the joint venture on unfavorable terms. We will continue to vigorously defend ourselves against all of these claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. On the other hand, we are experiencing an increasing number of these claims, likely due to bankruptcies of major asbestos manufacturers. We vigorously defend ourselves against these claims as part of our ordinary course of business. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

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

     Below is a table that shows the activity in the warranty accrual accounts:

                                                                SIX MONTHS
                                                                  ENDED
                                                                 JUNE 30,
                                                               ------------
                                                               2003    2002
                                                               ----    ----
                                                                (MILLIONS)
Beginning balance...........................................   $21     $19
Accruals related to product warranties......................     5       6
Reductions for payments made................................    (3)     (4)
                                                               ---     ---
Ending balance..............................................   $23     $21
                                                               ===     ===

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

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

     (5) In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changed the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142 in January 2002. Under the provisions of SFAS No. 142, we were required to perform an impairment analysis on the balance of goodwill at January 1, 2002. The fair value of our reporting units used in determining the goodwill impairment was computed using the present value of expected future cash flows. As a result of this analysis, we determined that goodwill associated with our North American original equipment ride control and European aftermarket operations was impaired. As a result, a charge of $218 million, net of taxes of $6 million, was recorded in the first quarter of 2002 as a cumulative effect of a change in accounting principle. The balance of unamortized goodwill was $191 million at June 30, 2003. We are required to test this balance for impairment on an annual basis.

     The changes in the carrying amount of goodwill for the six months ended June 30, 2003, are as follows:

                                                            NORTH AMERICA   EUROPE   OTHER   TOTAL
                                                            -------------   ------   -----   -----
                                                                          (MILLIONS)
Balance at 12/31/02.......................................      $136         $18      $31    $185
Translation adjustment....................................         1           1        4       6
                                                                ----         ---      ---    ----
Balance at 6/30/03........................................      $137         $19      $35    $191
                                                                ====         ===      ===    ====

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 changed the definition of the date at which a liability exists for exit or disposal activities also referred to as restructuring activities. Previously, we recognized a liability for restructuring activities when we committed to a plan of restructuring and announced this plan to the employees. We are required to apply the new standard prospectively to new exit or disposal activities initiated after December 31, 2002. SFAS No. 146 generally requires that these costs be recognized at a later date and over time, rather than in a single charge. The adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which expanded previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 provides that issuing a guarantee imposes a non-contingent obligation to stand ready to perform in the event that the conditions specified in the guarantee occur, and that a liability representing the fair value of such a

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

guarantee must be recognized when the guarantee is issued. We are required to apply these initial recognition and measurement provisions to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 has not had a material impact on our financial position or results of operations. You should also read Note 9 to the financial statements.

     In December 2002, the FASB issued SFAS No. 148 which provided alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amended the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 7 to our financial statements for this information for the second quarter.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This interpretation was effective immediately for variable interest entities created after January 31, 2003 and effective July 1, 2003 for variable interest entities created before February 1, 2003. The adoption of FIN 46 did not have any impact on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 established standards for classification of certain financial instruments that have characteristics of both liabilities and equity but have been presented entirely as equity or between the liabilities and equity section of the statement of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position.

     In May 2003, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease." This issue addressed reporting revenue as rental or leasing income that would otherwise be reported as part of product sales or service revenue. This requires the parties to the arrangement to determine whether a service contract or similar arrangement is or includes a lease within the scope of SFAS No. 13, "Accounting for Leases." The consensus should be applied prospectively to arrangements agreed to, modified, or acquired in a business combination in the fiscal periods beginning after May 28, 2003. We are currently evaluating the effect that this consensus may have on our financial position or results of operations.

     (6) We have an agreement to periodically sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party, net of a factoring discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $128 million and $140 million at June 30, 2003 and 2002, respectively. We recognized a loss of approximately $1 million for both the six months ended June 30, 2003 and 2002, respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

based on funding cost incurred by the third party, and it averaged three percent during the time period in 2003 when we sold receivables. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

     (7) We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income (loss) for stock options, as all options granted under those plans had an exercise price equal to the market value of the stock at the date of grant. We also granted restricted shares, restricted units and stock equivalent units to certain key employees. After-tax stock based compensation expense relating to restricted shares and stock equivalent units for the first six months of 2003 was less than $1 million compared to approximately $3 million for the same period in the prior year relating to restricted shares, performance shares, and stock equivalent units. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," and amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123," we follow the disclosure only requirements of SFAS No. 123. We estimate that our net income (loss) for the first six months of 2003 and 2002 would have been lower by approximately $1 million had we applied the fair value method of accounting for stock options. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123:

                                                                   THREE
                                                                   MONTHS         SIX MONTHS
                                                                   ENDED            ENDED
                                                                  JUNE 30,         JUNE 30,
                                                                ------------    --------------
                                                                2003    2002    2003     2002
                                                                ----    ----    ----    ------
                                                                  (MILLIONS EXCEPT SHARE AND
                                                                      PER SHARE AMOUNTS)
Net income (loss)...........................................    $ 24    $ 19    $ 25    $ (201)
Add: Stock-based employee compensation expense included in
  net income, net of income tax.............................       1       2      --         3
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of
  income tax................................................       1       3       1         4
                                                                ----    ----    ----    ------
Pro forma net income (loss).................................    $ 24    $ 18    $ 24    $ (202)
                                                                ====    ====    ====    ======
Earnings (loss) per share:
Basic--as reported..........................................    $.59    $.48    $.61    $(5.07)
Basic--pro forma............................................    $.58    $.46    $.59    $(5.09)
Diluted--as reported........................................    $.58    $.45    $.60    $(5.08)
Diluted--pro forma..........................................    $.57    $.44    $.58    $(5.09)

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     (8) Earnings (loss) per share of common stock outstanding were computed as follows:

                                            THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                            ----------------------------    --------------------------
                                                2003            2002           2003           2002
                                            ------------    ------------    -----------    -----------
                                                  (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic earnings (loss) per share--
  Income (loss) before cumulative effect
     of change in accounting
     principle..........................     $       24      $       19     $       25     $       17
                                             ==========      ==========     ==========     ==========
  Average shares of common stock
     outstanding........................     40,394,671      39,746,401     40,244,623     39,748,370
                                             ==========      ==========     ==========     ==========
  Earnings (loss) per average share of
     common stock before cumulative
     effect of change in accounting
     principle..........................     $      .59      $      .48     $      .61     $      .42
                                             ==========      ==========     ==========     ==========
Diluted earnings (loss) per share--
  Income (loss) before cumulative effect
     of change in accounting
     principle..........................     $       24      $       19     $       25     $       17
                                             ==========      ==========     ==========     ==========
  Average shares of common stock
     outstanding........................     40,394,671      39,746,401     40,244,623     39,748,370
  Effect of dilutive securities:
     Restricted stock...................         18,866         167,193         45,930        100,085
     Stock options......................        919,871       1,425,324        846,624      1,145,235
     Performance shares.................             --         473,107             --        429,085
                                             ----------      ----------     ----------     ----------
  Average shares of common stock
     outstanding including dilutive
     shares.............................     41,333,408      41,812,025     41,137,177     41,422,775
                                             ==========      ==========     ==========     ==========
  Earnings (loss) per average share of
     common stock before cumulative
     effect of change in accounting
     principle..........................     $      .58      $      .45     $      .60     $      .41
                                             ==========      ==========     ==========     ==========

     Options to purchase 4,656,081 and 3,314,024 shares of common stock were outstanding at June 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares on such dates.

     (9) We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $5 million and $6 million at June 30, 2003 and 2002, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

     Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our then existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee the $964 million senior secured credit facility, the $350 million senior secured notes and the $500 million senior subordinated notes on a joint and several basis. The arrangement for the senior secured credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries. The arrangement for the $350 million senior secured notes is also secured by second-priority liens on substantially all our domestic assets, excluding some of the stock of our domestic subsidiaries. This

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

arrangement is not secured by any pledges of stock or assets of our foreign subsidiaries. You should also read Note 11 where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, travel and procurement card programs, and cash management requirements for some of our subsidiaries totaling $41 million. We have also issued $18 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

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

     The following table summarizes certain segment information:

                                                                           SEGMENT
                                                 -----------------------------------------------------------
                                                                                     RECLASS
                                                 NORTH AMERICA    EUROPE    OTHER    & ELIMS    CONSOLIDATED
                                                 -------------    ------    -----    -------    ------------
                                                                         (MILLIONS)
AT JUNE 30, 2003, AND FOR THE THREE MONTHS
  THEN ENDED
Revenues from external customers.............       $  501        $  388    $109      $ --         $  998
Intersegment revenues........................            2            10       3       (15)            --
Income before interest, income taxes, and
  minority interest..........................           49            11       7        --             67
AT JUNE 30, 2002, AND FOR THE THREE MONTHS
  THEN ENDED
Revenues from external customers.............       $  539        $  321    $ 88      $ --         $  948
Intersegment revenues........................            2             9       4       (15)            --
Income before interest, income taxes, and
  minority interest..........................           53            11       7        --             71
AT JUNE 30, 2003, AND FOR THE SIX MONTHS THEN
  ENDED
Revenues from external customers.............       $  982        $  733    $204      $ --         $1,919
Intersegment revenues........................            4            19       5       (28)            --
Income before interest, income taxes, and
  minority interest..........................           77            10      11        --             98
Total Assets.................................          755         1,057     737       124          2,673
AT JUNE 30, 2002, AND FOR THE SIX MONTHS THEN
  ENDED
Revenues from external customers.............       $1,006        $  593    $158      $ --         $1,757
Intersegment revenues........................            4            16       6       (26)            --
Income before interest, income taxes, and
  minority interest..........................           72            16      10        --             98
Total Assets.................................        1,027         1,018     608       112          2,765

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     (11) Supplemental guarantor condensed financial statements are presented below:

Basis of Presentation

     Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries (which we refer to as the Guarantor Subsidiaries) fully and unconditionally guarantee our senior subordinated notes due 2009 and our senior secured notes due 2013 on a joint and several basis. We have not presented separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries because management has determined that such information is not material to the holders of the notes. Therefore, Guarantor Subsidiaries are combined in the presentation below.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                   FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                    ----------------------------------------------------------------------
                                                                      TENNECO
                                                                  AUTOMOTIVE INC.
                                     GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                    SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                    ------------   ------------   ---------------   -------   ------------
                                                                  (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External.....................      $478           $520            $ --          $ --         $998
     Affiliated companies.........        12             87              --           (99)          --
                                        ----           ----            ----          ----         ----
                                         490            607              --           (99)         998
                                        ----           ----            ----          ----         ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....       379            499              --           (99)         779
  Engineering, research, and
     development..................         6              7              --            --           13
  Selling, general, and
     administrative...............        44             53              --            --           97
  Depreciation and amortization of
     other intangibles............        18             23              --            --           41
                                        ----           ----            ----          ----         ----
                                         447            582              --           (99)         930
                                        ----           ----            ----          ----         ----
OTHER INCOME (EXPENSE)
  Gain on sale of assets..........        --             --              --            --           --
  Loss on sale of receivables.....        --             (1)             --            --           (1)
  Other income (loss).............        --             --              --            --           --
                                        ----           ----            ----          ----         ----
                                          --             (1)             --            --           (1)
                                        ----           ----            ----          ----         ----
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES.......................        43             24              --            --           67
  Interest expense--
     External (net of interest
       capitalized)...............        (1)             1              38            --           38
     Affiliated companies (net of
       interest income)...........        25             (2)            (23)           --           --
  Income tax expense (benefit)....        (1)            (3)            (20)           27            3
  Minority interest...............        --              2              --            --            2
                                        ----           ----            ----          ----         ----
                                          20             26               5           (27)          24
  Equity in net income (loss) from
     affiliated companies.........        33             (1)             19           (51)          --
                                        ----           ----            ----          ----         ----
NET INCOME (LOSS).................      $ 53           $ 25            $ 24          $(78)        $ 24
                                        ====           ====            ====          ====         ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                   FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                    ----------------------------------------------------------------------
                                                                      TENNECO
                                                                  AUTOMOTIVE INC.
                                     GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                    SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                    ------------   ------------   ---------------   -------   ------------
                                                                  (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External.....................      $438           $510            $ --          $ --         $948
     Affiliated companies.........        13             24              --           (37)          --
                                        ----           ----            ----          ----         ----
                                         451            534              --           (37)         948
                                        ----           ----            ----          ----         ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....       345            435              --           (37)         743
  Engineering, research, and
     development..................         5             12              --            --           17
  Selling, general, and
     administrative...............        51             42              --            --           93
  Depreciation and amortization of
     other intangibles............        17             18              --            --           35
                                        ----           ----            ----          ----         ----
                                         418            507              --           (37)         888
                                        ----           ----            ----          ----         ----
OTHER INCOME (EXPENSE)
  Gain on sale of assets..........        --             11              --            --           11
  Loss on sale of receivables.....        --             --              --            --           --
  Other income (loss).............         7             (7)             --            --           --
                                        ----           ----            ----          ----         ----
                                           7              4              --            --           11
                                        ----           ----            ----          ----         ----
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES.......................        40             31              --            --           71
  Interest expense--
     External (net of interest
       capitalized)...............        --              1              35            --           36
     Affiliated companies (net of
       interest income)...........        18              1             (19)           --           --
  Income tax expense (benefit)....        (1)            14              (6)            9           16
  Minority interest...............        --             --              --            --           --
                                        ----           ----            ----          ----         ----
                                          23             15             (10)           (9)          19
  Equity in net income (loss) from
     affiliated companies.........         7             --              29           (36)          --
                                        ----           ----            ----          ----         ----
NET INCOME (LOSS).................      $ 30           $ 15            $ 19          $(45)        $ 19
                                        ====           ====            ====          ====         ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                          FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External.......................        $865           $1,054            $ --           $  --        $1,919
     Affiliated companies...........          23              107              --            (130)           --
                                            ----           ------            ----           -----        ------
                                             888            1,161              --            (130)        1,919
                                            ----           ------            ----           -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......         696              956              --            (130)        1,522
  Engineering, research, and
     development....................          16               16              --              --            32
  Selling, general, and
     administrative.................          85              100              --              --           185
  Depreciation and amortization of
     other intangibles..............          36               44              --              --            80
                                            ----           ------            ----           -----        ------
                                             833            1,116              --            (130)        1,819
                                            ----           ------            ----           -----        ------
OTHER INCOME (EXPENSE)
  Gain on sale of assets............          --               --              --              --            --
  Loss on sale of receivables.......          --               (1)             --              --            (1)
  Other income (loss)...............          (1)               2              --              (2)           (1)
                                            ----           ------            ----           -----        ------
                                              (1)               1              --              (2)           (2)
                                            ----           ------            ----           -----        ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES.........          54               46              --              (2)           98
  Interest expense--
     External (net of interest
       capitalized).................          (1)               2              68              --            69
     Affiliated companies (net of
       interest income).............          42                1             (43)             --            --
  Income tax expense (benefit)......          (5)              (1)            (35)             42             1
  Minority interest.................          --                3              --              --             3
                                            ----           ------            ----           -----        ------
                                              18               41              10             (44)           25
  Equity in net income (loss) from
     affiliated companies...........          45               (2)             15             (58)           --
                                            ----           ------            ----           -----        ------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.........................          63               39              25            (102)           25
Cumulative effect of change in
  accounting principle..............          --               --              --              --            --
                                            ----           ------            ----           -----        ------
NET INCOME (LOSS)...................        $ 63           $   39            $ 25           $(102)       $   25
                                            ====           ======            ====           =====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                    FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                    ----------------------------------------------------------------------
                                                                      TENNECO
                                                                  AUTOMOTIVE INC.
                                     GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                    SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                    ------------   ------------   ---------------   -------   ------------
                                                                  (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External.....................     $ 812           $945            $  --         $  --       $1,757
     Affiliated companies.........        24             42               --           (66)          --
                                       -----           ----            -----         -----       ------
                                         836            987               --           (66)       1,757
                                       -----           ----            -----         -----       ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....       645            804               --           (66)       1,383
  Engineering, research, and
     development..................         9             22               --            --           31
  Selling, general, and
     administrative...............       107             79               --            --          186
  Depreciation and amortization of
     other intangibles............        35             34               --            --           69
                                       -----           ----            -----         -----       ------
                                         796            939               --           (66)       1,669
                                       -----           ----            -----         -----       ------
OTHER INCOME (EXPENSE)
  Gain on sale of assets..........        --             11               --            --           11
  Loss on sale of receivables.....        (1)            --               --            --           (1)
  Other income (loss).............        87             (7)              98          (178)          --
                                       -----           ----            -----         -----       ------
                                          86              4               98          (178)          10
                                       -----           ----            -----         -----       ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES.......................       126             52               98          (178)          98
  Interest expense--
     External (net of interest
       capitalized)...............        --              2               70            --           72
     Affiliated companies (net of
       interest income)...........        36              2              (38)           --           --
  Income tax expense (benefit)....        32             20               23           (67)           8
  Minority interest...............        --              1               --            --            1
                                       -----           ----            -----         -----       ------
                                          58             27               43          (111)          17
  Equity in net income (loss) from
     affiliated companies.........        19             (1)            (244)          226           --
                                       -----           ----            -----         -----       ------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.......................        77             26             (201)          115           17
Cumulative effect of change in
  accounting principle............      (171)           (47)              --            --         (218)
                                       -----           ----            -----         -----       ------
NET INCOME (LOSS).................     $ (94)          $(21)           $(201)        $ 115       $ (201)
                                       =====           ====            =====         =====       ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                          JUNE 30, 2003
                                              ----------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                               GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                              SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                              ------------   ------------   ---------------   -------   ------------
                                                                            (MILLIONS)
                   ASSETS


Current assets:
  Cash and cash equivalents.................     $    1         $   57          $   --        $    --      $   58
  Receivables, net..........................        224            528              18           (248)        522
  Inventories...............................         95            260              --             --         355
  Deferred income taxes.....................         47              9              89            (89)         56
  Prepayments and other.....................         42             64              --             --         106
                                                 ------         ------          ------        -------      ------
                                                    409            918             107           (337)      1,097
                                                 ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated companies........        289              3           1,943         (2,235)         --
  Notes and advances receivable from
    affiliates..............................      2,647             53           3,291         (5,991)         --
  Long-term notes receivable, net...........          2             17              --             --          19
  Goodwill..................................        136             55              --             --         191
  Intangibles, net..........................         14              6              --             --          20
  Deferred income taxes.....................         88             --              78            (51)        115
  Pension assets............................         11             12              --             --          23
  Other.....................................         43             66              30             --         139
                                                 ------         ------          ------        -------      ------
                                                  3,230            212           5,342         (8,277)        507
                                                 ------         ------          ------        -------      ------
Plant, property, and equipment, at cost.....        866          1,295              --             --       2,161
  Less--Reserves for depreciation and
    amortization............................        490            602              --             --       1,092
                                                 ------         ------          ------        -------      ------
                                                    376            693              --             --       1,069
                                                 ------         ------          ------        -------      ------
                                                 $4,015         $1,823          $5,449        $(8,614)     $2,673
                                                 ======         ======          ======        =======      ======

              LIABILITIES AND
            SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
    maturities of long-term debt)
      Short-term debt--non-affiliated.......     $   --         $   15          $   96        $    --      $  111
      Short-term debt--affiliated...........         --            172              10           (182)         --
  Trade payables............................        172            451              --            (56)        567
  Accrued taxes.............................         63             17              --            (58)         22
  Other.....................................        108            108              17             (8)        225
                                                 ------         ------          ------        -------      ------
                                                    343            763             123           (304)        925
Long-term debt--non-affiliated..............         --             17           1,369             --       1,386
Long-term debt--affiliated..................      2,039             --           3,952         (5,991)         --
Deferred income taxes.......................         85             56              --            (65)         76
Postretirement benefits and other
  liabilities...............................        190             67              (1)             4         260
Commitments and contingencies
Minority interest...........................         --             20              --             --          20
Shareholders' equity........................      1,358            900               6         (2,258)          6
                                                 ------         ------          ------        -------      ------
                                                 $4,015         $1,823          $5,449        $(8,614)     $2,673
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                        DECEMBER 31, 2002
                                            --------------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                             GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                            SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                            ------------    ------------    ---------------    -------    ------------
                                                                            (MILLIONS)
                 ASSETS
Current assets:
  Cash and cash equivalents.............       $    2          $   52           $   --         $    --       $   54
  Receivables, net......................          188             282               18             (79)         409
  Inventories...........................          108             244               --              --          352
  Deferred income taxes.................           47               9               64             (64)          56
  Prepayments and other.................           41              54               --              --           95
                                               ------          ------           ------         -------       ------
                                                  386             641               82            (143)         966
                                               ------          ------           ------         -------       ------
Other assets:
  Investment in affiliated companies....          200              --            1,854          (2,054)          --
  Notes and advances receivable from
    affiliates..........................        2,644               1            3,265          (5,909)           1
  Long-term notes receivable, net.......            2              11               --              --           13
  Goodwill..............................          135              50               --              --          185
  Intangibles, net......................           15               5               --              --           20
  Deferred income taxes.................          135               6               78             (78)         141
  Pension assets........................           10               7               --              --           17
  Other.................................           47              63               25              --          135
                                               ------          ------           ------         -------       ------
                                                3,188             143            5,222          (8,041)         512
                                               ------          ------           ------         -------       ------
Plant, property, and equipment, at
  cost..................................          855           1,156               --              --        2,011
  Less--Reserves for depreciation and
    amortization........................          467             518               --              --          985
                                               ------          ------           ------         -------       ------
                                                  388             638               --              --        1,026
                                               ------          ------           ------         -------       ------
                                               $3,962          $1,422           $5,304         $(8,184)      $2,504
                                               ======          ======           ======         =======       ======
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
    maturities of long-term debt)
      Short-term debt--non-affiliated...       $   --          $   14           $  214         $    --       $  228
      Short-term debt--affiliated.......            4               1               10             (15)          --
  Trade payables........................          153             411               --             (59)         505
  Accrued taxes.........................           79              25               --             (64)          40
  Other.................................          130              92               25              (4)         243
                                               ------          ------           ------         -------       ------
                                                  366             543              249            (142)       1,016
Long-term debt-non-affiliated...........           --              16            1,201              --        1,217
Long-term debt-affiliated...............        1,934              26            3,949          (5,909)          --
Deferred income taxes...................          128              53               --             (78)         103
Postretirement benefits and other
  liabilities...........................          174              64               (1)              6          243
Commitments and contingencies
Minority interest.......................           --              19               --              --           19
Shareholders' equity....................        1,360             701              (94)         (2,061)         (94)
                                               ------          ------           ------         -------       ------
                                               $3,962          $1,422           $5,304         $(8,184)      $2,504
                                               ======          ======           ======         =======       ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                              SIX MONTHS ENDED JUNE 30, 2003
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............        $ 68            $ 61             $(101)          $--         $  28
                                            ----            ----             -----           ---         -----
INVESTING ACTIVITIES
Net proceeds from the sale of fixed
  assets............................          --               3                --            --             3
Expenditures for plant, property,
  and equipment.....................         (20)            (34)               --            --           (54)
Investments and other...............          --              (2)               --            --            (2)
                                            ----            ----             -----           ---         -----
Net cash used by investing
  activities........................         (20)            (33)               --            --           (53)
                                            ----            ----             -----           ---         -----
FINANCING ACTIVITIES
Issuance of common and treasury
  stock.............................          --              --                --            --            --
Proceeds from capital
  contributions.....................          --              --                 1            --             1
Proceeds from long-term debt........          --              --               350            --           350
Debt issuance cost on long-term
  debt..............................          --              --               (12)           --           (12)
Retirement of long-term debt........          --              (2)             (274)           --          (276)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt......          --              --               (25)           --           (25)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........         (47)            (14)               61            --            --
Dividends (common)..................          --              --                --            --            --
Other...............................          --              (1)               --            --            (1)
                                            ----            ----             -----           ---         -----
Net cash provided (used) by
  financing activities..............         (47)            (17)              101            --            37
                                            ----            ----             -----           ---         -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................          --              (8)               --            --            (8)
                                            ----            ----             -----           ---         -----
Increase (decrease) in cash and cash
  equivalents.......................           1               3                --            --             4
Cash and cash equivalents, January
  1.................................          --              54                --            --            54
                                            ----            ----             -----           ---         -----
Cash and cash equivalents, June 30
  (Note)............................        $  1            $ 57             $  --           $--         $  58
                                            ====            ====             =====           ===         =====

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                              SIX MONTHS ENDED JUNE 30, 2002
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............       $  54           $ 179             $(109)         $ --          $124
                                           -----           -----             -----          ----          ----
INVESTING ACTIVITIES
Net proceeds from the sale of fixed
  assets............................          --              18                --            --            18
Expenditures for plant, property,
  and equipment.....................         (22)            (30)               --            --           (52)
Investments and other...............          18              (5)               --            --            13
                                           -----           -----             -----          ----          ----
Net cash used by investing
  activities........................          (4)            (17)               --            --           (21)
                                           -----           -----             -----          ----          ----
FINANCING ACTIVITIES
Issuance of common and treasury
  stock.............................          --              --                --            --            --
Proceeds from capital
  contributions.....................          --              --                --            --            --
Proceeds from long-term debt........          --              --                --            --            --
Debt issuance cost on long-term
  debt..............................          --              --                --            --            --
Retirement of long-term debt........          --              --               (25)           --           (25)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt......          --              (5)              (66)           --           (71)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........        (126)             72               102           (48)           --
Dividends (common)..................         138            (187)               98           (49)           --
Other...............................          --              --                --            --            --
                                           -----           -----             -----          ----          ----
Net cash provided (used) by
  financing activities..............          12            (120)              109           (97)          (96)
                                           -----           -----             -----          ----          ----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................          --              (8)               --            --            (8)
                                           -----           -----             -----          ----          ----
Increase (decrease) in cash and cash
  equivalents.......................          62              34                --           (97)           (1)
Cash and cash equivalents, January
  1.................................           2              51                --            --            53
                                           -----           -----             -----          ----          ----
Cash and cash equivalents, June 30
  (Note)............................       $  64           $  85             $  --          $(97)         $ 52
                                           =====           =====             =====          ====          ====

NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

      (The preceding notes are an integral part of the foregoing financial statements.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the second quarter of 2003 and 2002. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. Additionally, "pass-through" catalytic converter sales include precious metals pricing, which may be volatile. These "pass-through" catalytic converter sales occur when, at the direction of our OE customers, we purchase catalytic converters or components from suppliers, use them in our manufacturing process, and sell them as part of the completed system. While our original equipment customers assume the risk of this volatility, it impacts our reported revenue. Excluding pass-through catalytic converter sales removes this impact. We have not reflected any currency impact in the 2002 table since this is the base period for measuring the effects of currency during 2003 on our operations. We use this information to analyze the trend in our revenues before these factors. We believe investors find this information useful in understanding period to period comparisons in our revenues.

                                                                THREE MONTHS ENDED JUNE 30, 2003
                                                ----------------------------------------------------------------
                                                                                     PASS-THROUGH     REVENUES
                                                                                        SALES        EXCLUDING
                                                                        REVENUES      EXCLUDING     CURRENCY AND
                                                            CURRENCY    EXCLUDING      CURRENCY     PASS-THROUGH
                                                REVENUES     IMPACT     CURRENCY        IMPACT         SALES
                                                --------    --------    ---------    ------------   ------------
                                                                           (MILLIONS)
North America Aftermarket Ride Control........    $ 90        $ --        $ 90           $ --           $ 90
  Emissions Control...........................      46          --          46             --             46
                                                  ----        ----        ----           ----           ----
       Total North America Aftermarket........     136          --         136             --            136
North America Original Equipment
  Ride Control................................     118          --         118             --            118
  Emissions Control...........................     247           5         242             75            167
                                                  ----        ----        ----           ----           ----
       Total North America Original
          Equipment...........................     365           5         360             75            285
          Total North America.................     501           5         496             75            421
Europe Aftermarket
  Ride Control................................      53          10          43             --             43
  Emissions Control...........................      49           8          41             --             41
                                                  ----        ----        ----           ----           ----
       Total Europe Aftermarket...............     102          18          84             --             84
Europe Original Equipment
  Ride Control................................      64          11          53             --             53
  Emissions Control...........................     222          37         185             56            129
                                                  ----        ----        ----           ----           ----
       Total Europe Original Equipment........     286          48         238             56            182
          Total Europe........................     388          66         322             56            266
Asia..........................................      40          --          40             14             26
South America.................................      29          (2)         31              3             28
Australia.....................................      40           7          33              4             29
                                                  ----        ----        ----           ----           ----
          Total Other.........................     109           5         104             21             83
                                                  ----        ----        ----           ----           ----
Total Tenneco Automotive......................    $998        $ 76        $922           $152           $770
                                                  ====        ====        ====           ====           ====

                                                              THREE MONTHS ENDED JUNE 30, 2002
                                              -----------------------------------------------------------------
                                                                                   PASS-THROUGH      REVENUES
                                                                                      SALES         EXCLUDING
                                                                      REVENUES      EXCLUDING      CURRENCY AND
                                                          CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                              REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                              --------    --------    ---------    ------------    ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control..............................    $ 92        $--         $ 92           $ --            $ 92
  Emissions Control.........................      56         --           56             --              56
                                                ----        ---         ----           ----            ----
       Total North America Aftermarket......     148         --          148             --             148
North America Original Equipment
  Ride Control..............................     114         --          114             --             114
  Emissions Control.........................     277         --          277             90             187
                                                ----        ---         ----           ----            ----
       Total North America Original
          Equipment.........................     391         --          391             90             301
          Total North America...............     539         --          539             90             449
Europe Aftermarket
  Ride Control..............................      44         --           44             --              44
  Emissions Control.........................      46         --           46             --              46
                                                ----        ---         ----           ----            ----
       Total Europe Aftermarket.............      90         --           90             --              90
Europe Original Equipment
  Ride Control..............................      49         --           49             --              49
  Emissions Control.........................     182         --          182             57             125
                                                ----        ---         ----           ----            ----
       Total Europe Original Equipment......     231         --          231             57             174
          Total Europe......................     321         --          321             57             264
                                                ----        ---         ----           ----            ----
  Asia......................................      29         --           29             12              17
  South America.............................      28         --           28              3              25
  Australia.................................      31         --           31              1              30
                                                ----        ---         ----           ----            ----
          Total Other.......................      88         --           88             16              72
                                                ----        ---         ----           ----            ----
Total Tenneco Automotive....................    $948        $--         $948           $163            $785
                                                ====        ===         ====           ====            ====

     Revenues from our North American operations decreased $38 million in the second quarter of 2003 compared to last year's second quarter reflecting lower sales generated from both the original equipment business and aftermarket business. Total North American OE revenues decreased seven percent to $365 million in the second quarter of this year due to decreased volumes and pass-through sales in the emission control product line. Pass-through emission control sales decreased 17 percent to $75 million in the current quarter. OE emission control revenues were down 11 percent in the quarter, while OE ride control revenues increased four percent. Total OE revenues, excluding pass-through sales, decreased four percent in the second quarter, while North American light vehicle production decreased approximately nine percent from the second quarter a year ago. Our revenue decline was less than the build rate decline primarily due to our strong position on top-selling platforms with General Motors and Ford. Aftermarket revenues for North America were $136 million in the second quarter of 2003, representing a decrease of eight percent compared to the same period in the prior year. Aftermarket ride control revenues decreased $2 million or two percent in the second quarter, as a result of a weak economy and, to a lesser extent, lower initial orders related to new customer additions in 2003 compared to the prior year. Aftermarket emission control revenues declined 17 percent in the second quarter reflecting the continued overall market decline in the emission control business and the longer lives of exhaust components due to the use of stainless steel, which reduces aftermarket replacement rates.

     Our European segment's revenues increased $67 million or 21 percent in the second quarter of 2003 compared to last year's second quarter. Total OE revenues were $286 million, up 24 percent from the second quarter of last year. OE emission control revenues increased 22 percent to $222 million from $182 million the prior year. Excluding a $1 million decrease in pass-through sales and a $37 million increase due to strengthening currency, OE emission control revenues increased three percent. This was a significant improvement from the change in European production levels, which decreased approximately four percent from the second quarter a year ago. Strong volumes on PSA, Volkswagen, General Motors and Volvo platforms more than offset the general market decline. OE ride control revenues increased to $64 million or up 31 percent from $49 million a year ago. Excluding an $11 million benefit from currency appreciation, OE ride control revenues increased eight percent. Our revenue increase was greater than the build rate due to stronger sales on existing platforms with Volkswagen, Ford and PSA. European aftermarket sales were $102 million in the second quarter of this year compared to $90 million in last year's second quarter. Excluding $18 million attributable to currency appreciation, European aftermarket revenues declined seven percent. Ride control aftermarket revenues, excluding the impact of currency, decreased only two percent reflecting the continued positive impact of the Monroe Reflex(R) introduction in the second quarter of last year. Additionally, aftermarket emission control revenues were lower as a result of the now standard use of longer lasting stainless steel by OE manufacturers. Excluding the impact of currency, European aftermarket emission control revenues declined 11 percent from the prior year.

     Revenues from our Other operations, which include South America, Australia and Asia, increased $21 million to $109 million in the second quarter of 2003 as compared to $88 million in the prior year. Higher volumes and increased pass-through sales drove increased revenues of $11 million at our Asian operations. In Australia, stronger OE volumes and strengthening currency increased revenues by 32 percent. South American revenues were essentially flat year over year as increased OE volumes were offset by unfavorable currency exchange rate changes.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

                                                                 THREE MONTHS
                                                                    ENDED
                                                                   JUNE 30,
                                                                --------------
                                                                2003      2002    CHANGE
                                                                ----      ----    ------
                                                                       (MILLIONS)
North America...............................................    $49       $53      $(4)
Europe......................................................     11        11       --
Other.......................................................      7         7       --
                                                                ---       ---      ---
                                                                $67       $71      $(4)
                                                                ===       ===      ===

     The EBIT results shown in the preceding table include the following items, discussed below under "Restructuring Charges" and "Liquidity and Capital Resources--Capitalization", which have an effect on the comparability of EBIT results between periods:

                                                                 THREE MONTHS
                                                                    ENDED
                                                                   JUNE 30,
                                                                --------------
                                                                2003      2002
                                                                ----      ----
                                                                  (MILLIONS)
North America
  Restructuring-related expenses............................    $--       $ 1
Europe
  Restructuring-related expenses............................      1         1
  Gain on sale of York UK facility..........................     --        11

     EBIT for North American operations decreased to $49 million in the second quarter of 2003 from $53 million one year ago driven by lower sales volumes in both our OE and aftermarket segments. Lower OE emission control volumes reduced EBIT by $4 million. This decrease was partially offset by increased ride control volumes and lower restructuring and restructuring-related spending. The North American aftermarket EBIT was $2 million lower quarter over quarter as volume decreases were offset by lower changeover and advertising expenses. Included in 2002's second quarter EBIT was $1 million in restructuring-related expenses.

     Our European segment's EBIT was flat at $11 million quarter over quarter. However, included in 2002's second quarter EBIT was an $11 million gain on the sale of our York UK facility and $1 million in restructuring and restructuring-related expenses. Included in 2003's second quarter EBIT was $1 million of restructuring related expenses. Higher OE volumes in both product lines contributed $2 million to EBIT. Also contributing to EBIT in the current quarter were $5 million in manufacturing efficiencies primarily in OE emission control and currency appreciation of $4 million. Additionally, benefits we are realizing from Project Genesis, which is described further in "Restructuring Charges" later in this Management's Discussion and Analysis, added $4 million to EBIT. These increases were partially offset by lower aftermarket volumes that reduced EBIT by $2 million. In addition, EBIT, as a result of our inventory reduction programs, was reduced by $2 million, as fewer fixed overhead costs were absorbed into inventory.

     EBIT for our Other operations remained flat at $7 million in the second three months of 2003 compared to the same three months one year ago. Higher OE revenues are being offset by inflation, a weak global aftermarket and increases in raw materials costs.

EBIT AS A PERCENTAGE OF REVENUE

                                                              THREE MONTHS
                                                                  ENDED
                                                                JUNE 30,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
North America...............................................   10%     10%
Europe......................................................    3%      3%
Other.......................................................    6%      8%
       Total Tenneco Automotive.............................    7%      7%

     In North America, EBIT as a percentage of revenue remained flat as lower OE and aftermarket volumes were partially offset by lower changeover costs and decreased selling, general and administrative spending. In Europe, EBIT margins also remained flat in the second quarter as OE volume increases, manufacturing efficiencies, restructuring savings and currency appreciation in the current quarter replaced an asset sale gain from the prior year. EBIT as a percentage of revenue for our other operations decreased two percent. The decrease is primarily driven by higher pass-through sales year over year and to a lesser extent a weaker global aftermarket.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $38 million during the second quarter of 2003 compared to $36 million during the same period in 2002. The current quarter's interest expense includes $5 million for the write-off of senior debt issuance costs that were deferred on the senior debt that we partially paid with the proceeds of our $350 million bond offering in June of 2003. Partially offsetting this increase were lower interest rates on our variable rate debt and the termination of our three-year floating to fixed interest rate swap agreement that expired on February 3, 2003. See more detailed explanations on our debt structure, including the $350 million bond offering in June 2003 and its anticipated impact on our interest expense, in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

INCOME TAXES

     Income taxes were a $3 million expense for the quarter ended June 30, 2003, compared to a $16 million expense for the quarter ended June 30, 2002. The second quarter 2003 included a benefit of $8 million, which occurred as we have continued to settle prior year tax issues on a more favorable basis than originally anticipated. The effective tax rate including the $8 million benefit was 14 percent. Excluding the $8 million benefit our effective tax rate was 40 percent. The effective tax rate for the second quarter of 2002 was 45 percent.

EARNINGS PER SHARE

     We reported earnings per diluted common share before cumulative effect of change in accounting principle of $0.58 for the second quarter of 2003, compared to $0.45 per diluted share for the second quarter of 2002. Included in the results for the second quarter of 2003 are the negative impacts from expenses related to our restructuring activities, the write-off of debt issuance costs relating to the bond transaction in June of 2003 and a tax benefit for the resolution of several audit issues. The net impact of these items increased earnings per diluted share by $0.09. Included in the results for the second quarter 2002 are the negative impacts from expenses related to our restructuring activities and the gain on the sale of our York UK facility. In total, these items improved earnings per diluted common share by $0.11. You should also read
Note 8 to the financial statements for more detailed information on earnings per share.

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

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, the first phase of a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. The first phase of Project Genesis involved closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The closed facilities include an emissions control aftermarket plant and an aftermarket distribution operation in Europe, a ride control plant in Europe, an engineering center in Europe, one building at an emissions control plant complex in North America, a technology facility in North America, an exhaust manufacturing facility in North America, and our London-based treasury office. In the fourth quarter of 2001, we recorded pre-tax charges related to Project Genesis of $27 million. Within the statement of income (loss), $23 million of the pre-tax charge was reflected in cost of sales, while $4 million was included in selling, general and administrative expenses. These charges were comprised of $18 million in severance and $9 million for equipment lease cancellation, asset impairment and other restructuring costs to close the eight facilities. We wrote down the assets at locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We also recorded a pre-tax charge of $4 million in cost of sales related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. The aftermarket parts were written down to their estimated scrap value, less costs to sell. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter for the value mapping and rearrangement of one of our emission control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $0.81 per diluted common share. As of June 30, 2003, we have eliminated 965 positions in connection with the first phase of Project Genesis. Additionally, we are executing this plan more efficiently than originally anticipated and as a result in the fourth quarter of 2002 reduced our reserves related to this restructuring activity by $6 million which was recorded in cost of sales. We expect to complete all remaining restructuring activities related to the first phase of Project Genesis in 2003.

     We incurred other costs in the first six months of 2003 of $5 million for moving and rearrangement activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for those actions.

     Including the costs incurred in 2002 of $11 million, we have incurred a total of $16 million for moving and rearrangement activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for these actions.

     In the first quarter of 2003, we incurred severance costs of $1 million associated with eliminating 17 salaried positions through selective layoffs and an early retirement program. Additionally, 93 hourly positions were eliminated through selective layoffs in the quarter. These reductions were done to reduce ongoing labor costs in North America. All of this charge was recorded in cost of sales.

     To date we have generated about $24 million of savings from Project Genesis. About $5 million of savings was related to closing the eight facilities, about $13 million of savings was related to value mapping and plant arrangement and about $6 million of savings was related to relocating production among facilities and centralizing some functional areas. To date, there have been no significant deviations from planned savings. When complete, we expect that the series of restructuring actions initiated in the fourth quarter of 2001 will generate annualized savings of $30 million. About $7 million of the expected savings should be generated by closing the eight facilities, about $13 million of the expected savings should be generated by improving process flow and efficiency through value mapping and plant arrangement and about $10 million of the expected savings will be generated by relocating production among facilities and centralizing some functional areas.

     Amounts related to the reserves we have established regarding activities that are part of our restructuring plans are as follows:

                            DECEMBER 31, 2002        2003           2003      CHARGED TO    IMPACT OF    JUNE 30, 2003
                              RESTRUCTURING      RESTRUCTURING      CASH        ASSET       EXCHANGE     RESTRUCTURING
                                 RESERVE            CHARGE        PAYMENTS     ACCOUNTS       RATES         RESERVE
                            -----------------    -------------    --------    ----------    ---------    -------------
                                                                    (MILLIONS)
Severance...............           $ 9                $ 1           $(6)         $--           $ 2            $ 6
Asset Impairment........            --                 --            --           --            --             --
Other...................            --                 --            --           --            --             --
                                   ---                ---           ---          ---           ---            ---
                                   $ 9                $ 1           $(6)         $--           $ 2            $ 6
                                   ===                ===           ===          ===           ===            ===

     Under the terms of an amendment to our senior credit agreement that took effect on March 13, 2002, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives over the 2002-2004 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. As of June 30, 2003, we have excluded $16 million of the $60 million available under the terms of the amendment. In addition to the announced actions, we continue to evaluate additional opportunities, including additional phases of Project Genesis, to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution, and manufacturing footprint for the future. There can be no assurances however, that we will undertake additional phases of Project Genesis or other additional restructuring actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee, and if the costs of the plans exceed the amount previously approved by our senior lenders, could require approval by our senior lenders. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

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

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At June 30, 2003, we had $13 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels. We have not experienced any material losses on arrangements where we have a contractual guarantee of reimbursement from our customers.

     We have a U.S. Federal tax net operating loss ("NOL") carryforward at June 30, 2003, of $516 million, which will expire in varying amounts from 2018 to 2023. The federal tax effect of that NOL is $176 million, and is recorded as an asset on our balance sheet at June 30, 2003. We estimate, based on available evidence, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and upon strategies available to accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of June 30, 2003, we believe that there has been a significant change in our ownership, but not a majority change, since the 1999 spin-off of Pactiv.

     We utilize the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If our compensation costs for our stock-based compensation plans were determined using the fair value method of accounting as provided in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," we estimate that our pro-forma net income (loss) and earnings per share for the six months ended June 30, 2003 and 2002 would be lower by approximately $1 million or $.01 per diluted share. You should also read Note 7 to the financial statements.

CHANGES IN ACCOUNTING PRINCIPLES

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changed the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142 in January 2002. Under the provisions of SFAS No. 142, we were required to perform an impairment analysis on the balance of goodwill at January 1, 2002. The fair value of our reporting units used in determining the goodwill impairment was computed using the present value of expected future cash flows. As a result of this analysis, we determined that goodwill associated with our North American original equipment ride control and European aftermarket operations was impaired. As a result, a charge of $218 million, net of taxes of $6 million, was recorded in the first quarter of 2002 as a cumulative effect of a change in accounting principle. The balance of unamortized goodwill was $191 million at June 30, 2003. We are required to test this balance for impairment on an annual basis.

     The changes in the carrying amount of goodwill for the six months ended June 30, 2003, are as follows:

                                                             NORTH AMERICA   EUROPE   OTHER   TOTAL
                                                             -------------   ------   -----   -----
                                                                           (MILLIONS)
Balance at 12/31/02........................................      $136         $18      $31    $185
Translation adjustment.....................................         1           1        4       6
                                                                 ----         ---      ---    ----
Balance at 6/30/03.........................................      $137         $19      $35    $191
                                                                 ====         ===      ===    ====

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 changed the definition of the date at which a liability exists for exit or disposal activities also referred to as restructuring activities. Previously, we recognized a liability for restructuring activities when we committed to a plan of restructuring and announced this plan to the employees. We are required to apply the new standard prospectively to new exit or disposal activities initiated after December 31, 2002. SFAS No. 146 generally requires that these costs be recognized at a later date and over time, rather than in a single charge. The adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which expanded previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 provides that issuing a guarantee imposes a non-contingent obligation to stand ready to perform in the event that the conditions specified in the guarantee occur, and that a liability representing the fair value of such a guarantee must be recognized when the guarantee is issued. We are required to apply these initial recognition and measurement provisions to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 has not had a material impact on our financial position or results of operations. You should also read Note 9 to the financial statements.

     In December 2002, the FASB issued SFAS No. 148 which provided alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amended the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 7 to our financial statements for this information for the second quarter.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This interpretation was effective immediately for variable interest entities created after January 31, 2003 and effective July 1, 2003 for variable interest entities created before February 1, 2003. The adoption of FIN 46 did not have any impact on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 established standards for classification of certain financial instruments that have characteristics of both liabilities and equity but have been presented entirely as equity or between the liabilities and equity section of the statement of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position.

     In May 2003, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease." This issue addressed reporting revenue as rental or leasing income that would otherwise be reported as part of product sales or service revenue. This requires the parties to the arrangement to determine whether a service contract or similar arrangement is or includes a lease within the scope of SFAS No. 13, "Accounting for Leases." The consensus should be applied prospectively to arrangements agreed to, modified, or acquired in a business combination in the fiscal periods beginning after May 28, 2003. We are currently evaluating the effect that this consensus may have on our financial position or results of operations.

RESULTS FROM OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the first six months of 2003 and 2002, including the same reconciliations as are presented above for the first three months of 2003 and 2002. See "Results from Operations for the Three Months Ended June 30, 2003 and 2002" for a description of why we present, and how we use, these reconciliations.

                                                              SIX MONTHS ENDED JUNE 30, 2003
                                             -----------------------------------------------------------------
                                                                                  PASS-THROUGH      REVENUES
                                                                                     SALES         EXCLUDING
                                                                     REVENUES      EXCLUDING      CURRENCY AND
                                                         CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                             REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                             --------    --------    ---------    ------------    ------------
                                                                        (MILLIONS)
North America Aftermarket
  Ride Control.............................   $  162       $ --       $  162          $ --           $  162
  Emissions Control........................       82         --           82            --               82
                                              ------       ----       ------          ----           ------
       Total North America Aftermarket.....      244         --          244            --              244
North America Original Equipment
  Ride Control.............................      234         --          234            --              234
  Emissions Control........................      504          5          499           162              337
                                              ------       ----       ------          ----           ------
       Total North America Original
          Equipment........................      738          5          733           162              571
          Total North America..............      982          5          977           162              815
Europe Aftermarket
  Ride Control.............................       88         16           72            --               72
  Emissions Control........................       90         16           74            --               74
                                              ------       ----       ------          ----           ------
       Total Europe Aftermarket............      178         32          146            --              146
Europe Original Equipment
  Ride Control.............................      121         20          101            --              101
  Emissions Control........................      434         71          363           114              249
                                              ------       ----       ------          ----           ------
       Total Europe Original Equipment.....      555         91          464           114              350
          Total Europe.....................      733        123          610           114              496
Asia.......................................       76         --           76            27               49
South America..............................       55         (9)          64             5               59
Australia..................................       73         11           62             7               55
                                              ------       ----       ------          ----           ------
          Total Other......................      204          2          202            39              163
                                              ------       ----       ------          ----           ------
Total Tenneco Automotive...................   $1,919       $130       $1,789          $315           $1,474
                                              ======       ====       ======          ====           ======

                                                              SIX MONTHS ENDED JUNE 30, 2002
                                             -----------------------------------------------------------------
                                                                                  PASS-THROUGH      REVENUES
                                                                                     SALES         EXCLUDING
                                                                     REVENUES      EXCLUDING      CURRENCY AND
                                                         CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                             REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                             --------    --------    ---------    ------------    ------------
                                                                        (MILLIONS)
North America Aftermarket
  Ride Control.............................   $  176       $--        $  176          $ --           $  176
  Emissions Control........................       98        --            98            --               98
                                              ------       ---        ------          ----           ------
       Total North America Aftermarket.....      274        --           274            --              274
North America Original Equipment
  Ride Control.............................      214        --           214            --              214
  Emissions Control........................      518        --           518           175              343
                                              ------       ---        ------          ----           ------
       Total North America Original
          Equipment........................      732        --           732           175              557
          Total North America..............    1,006        --         1,006           175              831
Europe Aftermarket
  Ride Control.............................       72        --            72            --               72
  Emissions Control........................       83        --            83            --               83
                                              ------       ---        ------          ----           ------
       Total Europe Aftermarket............      155        --           155            --              155
Europe Original Equipment
  Ride Control.............................       90        --            90            --               90
  Emissions Control........................      348        --           348           104              244
                                              ------       ---        ------          ----           ------
       Total Europe Original Equipment.....      438        --           438           104              334
          Total Europe.....................      593        --           593           104              489
                                              ------       ---        ------          ----           ------
Asia.......................................       47        --            47            17               30
South America..............................       54        --            54             5               49
Australia..................................       57        --            57             2               55
                                              ------       ---        ------          ----           ------
          Total Other......................      158        --           158            24              134
                                              ------       ---        ------          ----           ------
Total Tenneco Automotive...................   $1,757       $--        $1,757          $303           $1,454
                                              ======       ===        ======          ====           ======

     Revenues from our North American operations decreased $24 million in the first six months of 2003 compared to last year's first six months reflecting lower sales generated from the aftermarket business. Total North American OE revenues increased one percent to $738 million in the first six months of this year as higher ride control volumes were partially offset by lower emission control volumes. Pass-through emission control sales decreased seven percent to $162 million in the first six months of 2003. OE emission control revenues were down three percent in the first six months of 2003 as compared to the prior year. Adjusted for pass-through sales OE emission control sales were flat with the prior year. OE ride control revenues increased nine percent from the prior year. Total OE revenues, excluding pass-through sales, increased three percent in the first six months of 2003, while North American light vehicle production decreased approximately four percent from the first six months a year ago. Our revenue improvement was greater than the build rate decline primarily due to our strong position on top-selling platforms with General Motors, Ford and Honda. Aftermarket revenues for North America were $244 million in the first six months of 2003, representing a decrease of 11 percent compared to the same period in the prior year. Aftermarket ride control revenues decreased $14 million or eight percent in the first six months of 2003, as a result of a weak economy and lower initial orders related to new customer additions in 2003 compared to the prior year. Aftermarket emission control revenues declined 16 percent in the first six months of 2003 compared to 2002 reflecting the continued overall market decline in the emission control business and the longer lives of exhaust components due to the use of stainless steel, which reduces aftermarket replacement rates.

     Our European segment's revenues increased $140 million or 24 percent in the first six months of 2003 compared to last year's first six months. Total OE revenues were $555 million, up 27 percent from the first six months of last year. OE emission control revenues in the first six months increased 25 percent to $434 million from $348 million in the prior year. Excluding a $10 million increase in pass-through sales and a $71 million increase due to strengthening currency, OE emissions control revenues increased two percent over the first six months of 2002. This was a significant improvement from the change in European production levels, which decreased approximately two percent from the first six months a year ago. Strong volumes on PSA, Volkswagen, General Motors and Volvo platforms are more than offsetting the general market decline. OE ride control revenues in the first six months increased to $121 million or up 34 percent from $90 million a year ago. Excluding a $20 million benefit from currency appreciation, OE ride control revenues increased 12 percent. Our revenue increase was greater than the build rate due to stronger sales on existing platforms with Volkswagen, Ford and PSA. European aftermarket sales were $178 million in the first six months of this year compared to $155 million in last year's first six months. Excluding $32 million attributable to currency appreciation, European aftermarket revenues declined six percent in the first six months compared to last year's first six months. Ride control aftermarket revenues, excluding the impact of currency, were flat with the prior year reflecting the continued positive impact of the Monroe Reflex(R) introduction in the second quarter of last year. Additionally, aftermarket emission control revenues were lower as a result of the now standard use of longer lasting stainless steel by OE manufacturers. Excluding the impact of currency, European aftermarket emission control revenues declined 11 percent from the prior year.

     Revenues from our Other operations, which include South America, Australia and Asia, increased $46 million to $204 million in the first six months of 2003 as compared to $158 million in the first six months of the prior year. Higher volumes and increased pass-through sales drove increased revenues of $29 million at our Asian operations. In Australia, stronger OE volumes and strengthening currency increased revenues by 30 percent. South American revenues were essentially flat year over year as increased OE volumes were offset by unfavorable currency exchange rate changes.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

                                                              SIX MONTHS
                                                                 ENDED
                                                               JUNE 30,
                                                              -----------
                                                              2003   2002   CHANGE
                                                              ----   ----   ------
                                                                   (MILLIONS)
North America...............................................  $77    $72     $ 5
Europe......................................................   10     16      (6)
Other.......................................................   11     10       1
                                                              ---    ---     ---
                                                              $98    $98     $--
                                                              ===    ===     ===

     The EBIT results shown in the preceding table include the following items, discussed above under "Restructuring Charges" and below under "Liquidity and Capital Resources--Capitalization", which have an effect on the comparability of EBIT results between periods:

                                                              SIX MONTHS
                                                                 ENDED
                                                               JUNE 30,
                                                              -----------
                                                              2003   2002
                                                              ----   ----
                                                              (MILLIONS)
North America
  Restructuring-related expenses............................  $ 2    $ 2
  Restructuring charges.....................................    1     --
  Amendment of senior credit facility.......................   --      1
Europe
  Restructuring-related expenses............................    3      1
  Amendment of senior credit facility.......................   --      1
  Gain on sale of York UK facility..........................   --     11

     EBIT for North American operations increased to $77 million in the first six months of 2003 from $72 million one year ago driven by higher volumes in our OE ride control segment. Higher OE ride control volumes increased EBIT by $3 million. Additionally, OE manufacturing efficiencies added $3 million to EBIT in the first six months of 2003 compared to the prior year. The North American aftermarket volume decreases in both product lines reduced EBIT by $14 million, but were substantially offset by lower selling, general and administrative costs including changeover and advertising expenses. Included in 2003's EBIT for the first six months was $3 million in restructuring and restructuring-related expenses. Included in 2002's EBIT for the first six months was $2 million in restructuring-related expenses and $1 million related to amending the senior credit facility.

     Our European segment's EBIT was $10 million for the first six months of 2003, down $6 million from $16 million in the first six months of 2002. However, included in 2002's first six months EBIT was an $11 million gain on the sale of our York UK facility, $1 million in restructuring and restructuring-related expenses and $1 million related to amending the senior credit facility. Included in the first six months of 2003's EBIT was $3 million of restructuring-related expenses. Higher OE volumes in both product lines contributed $4 million to EBIT. Also contributing to EBIT were manufacturing efficiencies primarily in OE emission control and currency appreciation of $5 million. Additionally, benefits we are realizing from Project Genesis, which is described further in "Restructuring Charges" in this Management's Discussion and Analysis, added $4 million to EBIT. These increases were partially offset by lower aftermarket volumes that reduced EBIT by $3 million. In addition, EBIT, as a result of our inventory reduction programs, was reduced by $2 million, as fewer fixed overhead costs were absorbed into inventory.

     EBIT for our Other operations increased $1 million to $11 million in the first six months of 2003 compared to the same six months one year ago. Higher OE revenues are being partially offset by inflation, a weak global aftermarket and increases in raw materials costs.

EBIT AS A PERCENTAGE OF REVENUE

                                                                 SIX MONTHS
                                                                   ENDED
                                                                  JUNE 30,
                                                                ------------
                                                                2003    2002
                                                                ----    ----
North America...............................................     8%      7%
Europe......................................................     1%      3%
Other.......................................................     5%      6%
     Total Tenneco Automotive...............................     5%      6%

     In North America, EBIT as a percentage of revenue for the first six months of 2003 increased one percent compared to the prior year. Higher OE ride control volumes and manufacturing efficiencies more than offset lower aftermarket volumes. In Europe, EBIT margins for the first six months decreased two percent compared to the prior year. OE volume increases, manufacturing efficiencies, restructuring savings and currency appreciation in the current quarter partially replaced a one-time gain from the prior year. EBIT as a percentage of revenue for our Other operations decreased one percent in the first six months as compared to the prior year. The decrease is primarily driven by higher pass-through sales year over year and to a lesser extent a weaker global aftermarket.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $69 million during the first six months of 2003 compared to $72 million during the same period in 2002. The current year's interest expense includes $5 million for the write-off of senior debt issuance costs that were deferred on the senior debt that we partially paid with the proceeds of our $350 million bond offering in June of 2003. Offsetting this increase was lower interest rates on our variable rate debt and the termination of our three-year floating to fixed interest rate swap agreement that expired on February 3, 2003. See more detailed explanations on our debt structure, including the $350 million bond offering in June 2003 and its anticipated impact on our interest expense, in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

INCOME TAXES

     Income taxes were a $1 million expense for the first six months of 2003, compared to a $8 million expense for the first six months of 2002. The first six months of 2003 included benefits of $11 million, which occurred as we have continued to settle prior year tax issues on a more favorable basis than originally anticipated. The effective tax rate for the first six months of 2003 including the $11 million benefits was five percent. Excluding the $11 million benefits our effective tax rate was 40 percent. The first six months of 2002 included a benefit of $4 million related to lower-than-expected costs for withholding taxes related to foreign operations. The lower cost of tax withholding for the first quarter 2002 tax repatriation transaction resulted from an amendment to our bank agreement allowing a more tax efficient transaction to be completed. The effective tax rate for the first six months of 2002 including the $4 million benefit was 29 percent. Excluding the $4 million benefit our effective tax rate was 49 percent.

EARNINGS PER SHARE

     We reported earnings before cumulative effect of change in accounting principle per diluted common share of $0.60 for the first six months of 2003, compared to $0.41 per diluted share for the first six months of 2002. Included in the results for the first six months of 2003 are the negative impacts from expenses related to our restructuring activities, the write-off of debt issuance costs relating to the bond transaction in June of 2003 and tax benefits for the resolution of several audit issues. The net impact of these items increased earnings per diluted share by $0.10. Included in the results for the first six months of 2002 are the negative impacts from expenses related to our restructuring activities, costs related to amending the senior credit facility, a tax benefit for lower withholding on foreign repatriation of earnings and the gain on the sale of our York UK facility. In total, these items improved earnings per diluted common share by $0.16. You should also read Note 8 to the financial statements for more detailed information on earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION

                                                                JUNE 30,    DECEMBER 31,
                                                                  2003          2002        % CHANGE
                                                                --------    ------------    --------
                                                                       (MILLIONS)
Short term debt and current maturities......................     $  111        $  228         (51)%
Long term debt..............................................      1,386         1,217          14
                                                                --------    ------------
Total debt..................................................      1,497         1,445           4
                                                                --------    ------------
Total minority interest.....................................         20            19           5
Common shareholders' equity.................................          6           (94)        106
                                                                --------    ------------
Total capitalization........................................     $1,523        $1,370          11
                                                                ========    ============

     The year-to-date increase in shareholders' equity primarily results from a $4 million increase in the fair market value of our interest rate swaps, which expired in February 2003, and $69 million related to the translation of foreign balances into U.S. dollars. In addition, net income and premium on common stock issued pursuant to benefit plans contributed $27 million to the increase in shareholders' equity. Although our book equity balance was near zero at June 30, 2003, it should not affect our business operations. We have no debt covenant ratios that are based upon our book equity and there are no other agreements that are adversely impacted by our relatively low book equity.

     Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, as well as our revolving credit facility, decreased by $117 million during the first six months of 2003. Of the $117 million, $92 million is the result of a $94 million decrease in the current portion of long-term obligations resulting from the restructuring our long-term obligations offset by smaller increases in short-term debt on foreign subsidiaries. In addition, we decreased our borrowings by approximately $25 million during the first six months of 2003 under our revolving credit facility. The borrowings outstanding under our revolving credit facility as of June 30, 2003 were $96 million and were $1 million as of June 30, 2002. The overall increase in long-term debt resulted from the issuance of new long-term debt as described below, offset by payments made on outstanding long-term debt.

     Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions, which was $964 million at June 30, 2003. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. We entered into an agreement to amend this facility on October 20, 2000 to (i) relax the financial covenant ratios beginning in the fourth quarter of 2000, (ii) exclude up to $80 million of cash charges and expenses related to cost reduction initiatives from the calculation of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") used in our financial covenant ratios through 2001 and (iii) make certain other technical changes. In exchange for these amendments, we agreed to certain interest rate increases, lowered our capital expenditure limits and paid an aggregate fee of about $3 million.

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

     At the time of the second amendment, we expected that we would meet with the senior lenders during the first quarter of 2002 to negotiate further amendments to the senior credit facility. Consequently, we amended the senior credit facility for a third time on March 13, 2002. The third amendment revised the financial covenant ratios we are required to maintain as of the end of each of the quarters ending in 2002, 2003 and 2004. It also extended the limitation on annual capital expenditures of $150 million through this three-year period. The amendment further provided us with the option to enter into sale and leaseback arrangements on up to $200 million of our assets. The proceeds from these arrangements would have to be used to prepay the term loans under the senior credit agreement. The amendment also allows us to exclude up to $60 million of cash charges and expenses, before taxes, related to any cost reduction initiatives over the 2002-2004 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. It also permits us to execute exchanges of our senior subordinated bonds for shares of common stock. We do not have any current plans to enter into any debt-for-stock exchanges. Any significant debt-for-stock exchange would require approval of our stockholders. In exchange for these amendments, we agreed to a $50 million reduction in our revolving credit facility, a 25 basis point increase in interest rates on the senior term loans and borrowings under our revolving credit facility, and paid an aggregate fee of $3 million to consenting lenders. We also incurred legal, advisory and other costs related to the amendment process of $2 million.

     In June 2003, we issued $350 million of 10 1/4 percent senior secured notes. The notes have a final maturity date of July 15, 2013. The notes accrue interest from June 19, 2003 with a first interest payment date of January 15, 2004. The notes are senior secured obligations and rank equally in right of payment with our existing and future senior debt and rank senior in right of payment to all of our existing and future subordinated debt. The notes are jointly and severally guaranteed by all of our domestic subsidiaries that also guarantee our senior credit facility. These guarantees are senior obligations of our subsidiary guarantors. The notes and guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our and our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries will secure the notes or guarantees.

     We can redeem some or all of the notes at any time after July 15, 2008. We can also redeem up to 35 percent aggregate principal amount of the notes using the proceeds of certain equity offerings completed before July 15, 2006. If we sell certain of our assets or experience specific kinds of changes in control, we must offer to repurchase the notes.

     The net proceeds of the offering of the notes, after deducting underwriting discounts and commissions and our expenses, were $338 million. We used the net proceeds of the offering to repay outstanding amounts under our senior credit facility as follows: (i) first, to prepay $199 million on the term loan A due November 4, 2005, (ii) second, to prepay $52 million on the term loans B and C due November 4, 2007 and May 4, 2008, respectively, and (iii) third, to prepay outstanding borrowings of $87 million under the revolving credit portion of our senior credit facility without reducing the commitments from $450 million.

     We incurred $12 million in fees associated with the transaction which will be amortized into income over the term of the senior secured notes. After giving effect to the use of proceeds we expect the offering will increase annual interest expense by approximately $19 million. In addition, we expensed approximately $5 million of existing deferred debt issuance costs as a result of retiring a portion of the term loans under the senior credit facility.

     In connection with issuing $350 million of 10 1/4 percent senior secured notes due July 15, 2013, we amended the senior credit facility for the fourth time effective May 29, 2003. The fourth amendment allowed us to incur debt secured by a second lien on our U.S. assets and to have that debt guaranteed by our major U.S. subsidiaries. The amendment also allowed us to use a portion of the proceeds from the new senior secured notes to repay outstanding borrowings under the revolving credit facility, without having to reduce the $450 million size of the revolving credit facility, and to prepay the term loans under the senior credit facility on a non pro-rata basis with the remaining net proceeds from the notes. In exchange for these amendments, we agreed to pay an aggregate sum of $1 million to consenting lenders. We also incurred legal, advisory and other cost related to the amendment process of $1 million. These costs were included in the capitalized debt issuance costs.

     The senior secured credit facility, as amended effective May 29, 2003 (and after giving effect to the use of proceeds from the bond offering described above on June 19, 2003), consists of: (i) a $450 million revolving credit facility with a final maturity date of November 4, 2005; (ii) a $44 million term loan with a final maturity date of November 4, 2005; (iii) a $235 million term loan with a final maturity date of November 4, 2007; and (iv) a $235 million term loan with a final maturity date of May 4, 2008. Quarterly principal repayment installments on each term loan began October 1, 2001. As of June 30, 2003, borrowings under the facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 325 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 400 basis points for the term loan maturing November 4, 2007 and 425 basis points for the term loan maturing May 4, 2008; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 75 basis points, plus a margin of 225 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 300 basis points for the term loan maturing November 4, 2007 and 325 basis points for the term loan maturing May 4, 2008. We also pay a commitment fee of 50 basis points on the unused portion of the revolving credit facility. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and the term loan maturing November 4, 2005 and fees paid on letters of credit issued under our revolving credit facility are subject to adjustment based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. Our consolidated leverage ratio rose above 4.50 as of June 30, 2003; therefore, the interest margins for borrowings under our revolving credit facility and on our term loan maturing November 4, 2005, and fees paid on letters of credit issued under our revolving credit facility, will increase by 25 basis points beginning in the third quarter of 2003. Our senior secured credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

     The amended senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratios (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratios (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratios (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) at the end of each period indicated. The financial ratios required under the amended senior credit facility and, in the case of the first and second quarters of 2003, the actual ratios we achieved are shown in the following tables:

                                                                 QUARTER ENDING
                                            --------------------------------------------------------
                                             MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                               2003          2003           2003            2003
                                            -----------   -----------   -------------   ------------
                                            REQ.   ACT.   REQ.   ACT.     REQUIRED        REQUIRED
                                            ----   ----   ----   ----   -------------   ------------
Leverage Ratio (maximum).................   5.75   4.35   5.50   4.56       5.25            5.00
Interest Coverage Ratio (minimum)........   1.65   2.31   1.75   2.33       1.80            1.95
Fixed Charge Coverage Ratio (minimum)....   0.80   1.31   0.90   1.32       0.95            1.00

                                                                     QUARTER ENDING
                                                   ---------------------------------------------------
                                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                     2004        2004         2004            2004
                                                   ---------   --------   -------------   ------------
Leverage Ratio (maximum).........................    4.75        4.50         4.25            4.00
Interest Coverage Ratio (minimum)................    2.10        2.20         2.25            2.35
Fixed Charge Coverage Ratio (minimum)............    1.15        1.25         1.35            1.45

                                                           QUARTER ENDING
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           2005        2005         2005            2005       2006-2008
                                         ---------   --------   -------------   ------------   ---------
Leverage Ratio (maximum)...............    3.50        3.50         3.50            3.50         3.50
Interest Coverage Ratio (minimum)......    3.00        3.00         3.00            3.00         3.00
Fixed Charge Coverage Ratio
  (minimum)............................    1.75        1.75         1.75            1.75         1.75

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions described above); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends; (vii) mergers and consolidations; and (viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of June 30, 2003, we were in compliance with both the financial covenants (as indicated above) and operational restrictions of the facility.

     Our outstanding debt also includes $500 million of 11 5/8 percent senior subordinated notes due October 15, 2009 and the $350 million of 10 1/4 percent senior secured notes due July 15, 2013 described above. The senior subordinated debt and senior secured debt indentures both require that we, as a condition to incurring certain types of indebtedness not otherwise permitted, maintain an interest coverage ratio of not less than 2.25. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; and (v) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our and our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries will secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of June 30, 2003, we were in compliance with the covenants and restrictions of these indentures.

     In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable. In North America, we have an accounts receivable securitization program with a commercial bank. We sell original equipment and aftermarket receivables on a daily basis under this program. We had sold accounts receivable under this program of $50 million and $85 million at June 30, 2003 and 2002, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or
(iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2003, this program was amended to extend its term to January 31, 2005 and reduce the size of the program to $50 million. The program has since been amended to increase its size to $75 million with its termination date unchanged at January 31, 2005. We also sell some receivables in our European operations to regional banks in Europe. At June 30, 2003, we had sold $78 million of accounts receivable in Europe up from $55 million at June 30, 2002. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreement would increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreement.

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

CONTRACTUAL OBLIGATIONS

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments are shown in the following table:

                                                                      PAYMENTS DUE IN:
                                                  --------------------------------------------------------
                                                                                          BEYOND
                                                  2003    2004    2005    2006    2007     2007     TOTAL
                                                  ----    ----    ----    ----    ----    ------    ------
                                                                         (MILLIONS)
Obligations:
Revolver borrowings...........................    $ 96    $--     $--     $--     $ --    $   --    $   96
Senior long-term debt.........................      --     --      44      --      235       235       514
Long-term notes...............................       1     --       1      --        1       353       356
Capital leases................................       1      3       3       3        3         7        20
Subordinated long-term debt...................      --     --      --      --       --       500       500
Short-term debt...............................      11     --      --      --       --        --        11
                                                  ----    ---     ---     ---     ----    ------    ------
  Debt and capital lease obligations..........     109      3      48       3      239     1,095     1,497
Operating leases..............................      10     15      13      11       10         9        68
Capital commitments...........................      31     --      --      --       --        --        31
                                                  ----    ---     ---     ---     ----    ------    ------
Total payments................................    $150    $18     $61     $14     $249    $1,104    $1,596
                                                  ====    ===     ===     ===     ====    ======    ======

     We principally use a revolving credit facility to finance our short-term capital requirements. As a result, we classify the outstanding balance of the revolving credit facility within our short-term debt even though the revolving credit facility has a termination date of November 4, 2005. The revolving credit facility balance included in short-term debt is $96 million at June 30, 2003 and $121 million at December 31, 2002.

     If we do not maintain compliance with the terms of our senior credit facility and the indentures for our senior secured notes and senior subordinated debt described above, all amounts under those arrangements could, automatically or at the option of the lenders or other debt holders, become due. Additionally, each of those facilities contains provisions that certain events of default under one facility will constitute a default under the other facility, allowing the acceleration of all amounts due. We currently expect to maintain compliance with terms of all of our various credit agreements for the foreseeable future.

     We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $5 million and $6 million at June 30, 2003 and 2002, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

     Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our then existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee the $964 million senior secured credit facility, the $350 million senior secured notes and the $500 million senior subordinated notes on a joint and several basis. The arrangement for the senior secured credit facility is also secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries. The arrangement for the senior secured notes is secured by second priority liens, subject to specified exceptions, on all of our domestic assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our domestic subsidiaries is provided as collateral. No assets or capital stock of our direct or indirect foreign subsidiaries secure these notes. You should also read Note 11 where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, travel and procurement card programs, and cash management requirements for some of our subsidiaries totaling $41 million. We have also issued $18 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

CASH FLOWS

                                                                 SIX MONTHS
                                                                    ENDED
                                                                  JUNE 30,
                                                                -------------
                                                                2003     2002
                                                                -----    ----
                                                                 (MILLIONS)
Cash provided (used) by:
  Operating activities......................................    $ 28     $124
  Investing activities......................................     (53)     (21)
  Financing activities......................................      37      (96)

OPERATING ACTIVITIES

     For the six months ended, cash flows provided from operating activities were $28 million as compared to $124 million in the prior six months. The decrease was primarily attributable to reduced year over year working capital improvements. For the first six months of 2003 working capital was a use of $77 million as compared to an inflow of $59 million for the first six months of 2002. Lower collections of receivables, including factoring balances, higher cash tax payments and the timing of accounts versus payments in the current year as compared to the prior year, are primary drivers to the decrease. Additionally, in the first quarter of 2003, we took steps to more aggressively manage payables to offset the heavier cash use and to help preserve liquidity given the uncertainties in the market. In the second quarter of 2003, while continuing to monitor payable levels, we moderately relaxed our earlier aggressive stance and as a result used cash related to payables. Finally, we generated cash from our inventory reduction programs which increased cash flow from working capital by $15 million. Partially offsetting the working capital decrease were higher earnings in the current year.

     In June 2001, we entered into arrangements with two major OE customers in North America under which, in exchange for a discount, payments for product sales are made earlier than otherwise required under existing payment terms. These arrangements reduced accounts receivable by $52 million and $50 million as of June 30, 2003 and 2002, respectively. These arrangements reduced accounts receivable by $40 million at December 31, 2002. In June 2003, we entered into a similar arrangement with a third major OE customer in North America. This arrangement did not effect accounts receivable at June 30, 2003. These arrangements can be cancelled at any time.

INVESTING ACTIVITIES

     Cash used for investing activities was $32 million higher in the first six months of 2003 compared to the same period a year ago. In the first six months of 2002, we received $17 million in cash from the sale of our York UK facility and also recorded $19 million from a settlement with an OE customer for reimbursement of expenses related to a cancelled platform. Capital expenditures were $54 million in the first six months of 2003, slightly up from $52 million in the first six months of last year.

FINANCING ACTIVITIES

     Cash flow from financing activities was a $37 million inflow in the first six months of 2003 compared to a use of $96 million in the same period of 2002. The primary reason for the change is attributable to higher short-term borrowings during the first six months of 2003 as compared to the prior year.

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

     Under the terms of our senior credit facility agreement, we were required to hedge our exposure to floating interest rates by April 2000 so that at least 50 percent of our long-term debt was fixed for a period of at least three years. In February 2000, we hedged $250 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. In April 2000, we hedged an additional $50 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. The hedges that we executed fully satisfied the interest rate hedging requirement of the senior credit facility agreement. The swaps expired in February 2003 and we are not required to renew them. On June 30, 2003, we had $858 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed until October 2009 and $350 million is fixed until July 2013, while the remainder is fixed over periods of 2003 through 2025. There is also $528 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     We estimate that the fair value of our long-term debt at June 30, 2003 was about 96 percent of its book value.

     A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $4 million after tax.

OUTLOOK

     North America light vehicle production continued at a relatively strong pace in 2002. Manufacturer incentives kept consumer purchases higher than estimates at the beginning of the year. Consequently, the 2002 North America light vehicle build rate was an estimated 16.4 million units. Production rates for the first six months of 2003 remained relatively strong at an annualized rate of 16.0 million units or a two percent decline from the prior year. However, we remain cautious regarding volumes for the remainder of 2003 due to continuing uncertain economic conditions in the U.S. and uncertainty about the willingness of the original equipment manufacturers to continue to support consumer automobile sales through incentives. Several major North American OE manufacturers have announced reductions in their production rates for the third and fourth quarter. These overall reductions are targeted at specific platforms, however, and we have not yet seen a percentage reduction in many of the platforms for which we provide parts in the range of those that have been announced. Currently, industry estimates have heavy duty build rates down approximately three percent compared to 2002. These estimates have slightly improved from the expected decline following the implementation of new emissions standards in October 2002 which caused operators to pull forward some of their truck purchases into 2002. In Europe, new vehicle yearly production rates appear to be down two to three percent from last year.

     In July of 2003, we announced a change to our retiree medical benefits program, which will provide participating retirees with continued access to group health coverage while reducing our subsidization of the program. Based on current estimates, we anticipate that this change will increase our net income by approximately $7 million annually, beginning in the third quarter of 2003.

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

     As of June 30, 2003, we are designated as a potentially responsible party in three Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $12 million. For each of the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     We also from time to time are involved in legal proceedings or claims that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, we have recently responded to a request from the Federal Trade Commission to substantiate certain of our product claims. As another example, we are involved in litigation with the minority owner of one of our Indian joint ventures over various operational issues. This dispute involves a court-mandated bidding process, which could result in a non-cash charge to earnings if we are required to sell our interest in the joint venture on unfavorable terms. We will continue to vigorously defend ourselves against all of these claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. On the other hand, we are experiencing an increasing number of these claims, likely due to bankruptcies of major asbestos manufacturers. We vigorously defend ourselves against these claims as part of our ordinary course of business. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

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

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, participants may elect to defer up to 50 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to 8 percent of the employee's salary. We recorded expense for these matching contributions of approximately $3 million for each of the six months ended June 30, 2003 and 2002, respectively. All contributions vest immediately.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding our exposure to interest rate risk, see the caption entitled "Interest Rate Risk" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect our internal control over financial reporting.

                                    PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     See Item 5, "Other Information," below.

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

Election of Directors

                                                                VOTES FOR       VOTES WITHHELD
                                                                ----------      --------------
Charles W. Cramb............................................    33,050,710        3,417,596
M. Kathryn Eickhoff.........................................    33,084,921        3,383,385
Mark P. Frissora............................................    32,871,966        3,596,340
Frank E. Macher.............................................    32,562,374        3,905,932
Sir David Plastow...........................................    32,538,817        3,929,489
Roger B. Porter.............................................    32,616,121        3,852,185
David B. Price, Jr..........................................    32,694,242        3,774,064
Dennis G. Severance.........................................    33,153,115        3,315,191
Paul T. Stecko..............................................    30,310,979        6,157,327

Ratification of Appointment of Deloitte & Touche LLP

         VOTES FOR                          VOTES AGAINST                        VOTES ABSTAIN
----------------------------         ----------------------------         ----------------------------
         34,049,840                           2,171,999                             246,467

Approval to Amend the Tenneco Automotive Inc. 2002 Long-Term Incentive Plan

         VOTES FOR                          VOTES AGAINST                        VOTES ABSTAIN
----------------------------         ----------------------------         ----------------------------
         28,904,413                           6,917,863                             646,030

ITEM 5. OTHER INFORMATION

     In June 2003, we issued $350 million of 10 1/4 percent senior secured notes due 2013. These notes are secured by a second priority lien on certain of our consolidated assets and subject us to customary operating restrictions, including dividend limitations. In connection with this, we entered into an agreement with our senior lenders to amend certain provisions of our senior credit facility. Information concerning the senior secured notes and the amendments of the senior credit facility is included in this Quarterly Report under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.  The exhibits filed with this report are listed on the
Exhibit Index following the signature page of this report, which is incorporated herein by reference.

     (b) Reports on Form 8-K. We filed and/or furnished the following Current Reports on Form 8-K during the quarter ended June 30, 2003:

Current Report on Form 8-K dated April 16, 2003, including pursuant to Item 5 certain information pertaining to the resignation of David G. Gabriel as senior vice president and general manager of our North American Aftermarket business unit.

Current Report on Form 8-K dated April 22, 2003, including pursuant to Items 5 and 12 certain information pertaining to the results of our operations for the first quarter 2003.

Current Report on Form 8-K dated May 9, 2003, including pursuant to Item 5 certain information pertaining to the promotion of Neal Yanos as senior vice president and general manager of both our North American Aftermarket and Original Equipment Ride Control business units.

Current Report on Form 8-K dated May 14, 2003, including pursuant to Item 5 certain information pertaining to the results of our 2003 annual stockholder meeting.

Current Report on Form 8-K dated May 30, 2003, including pursuant to Item 5 certain information pertaining to the commencement of our offering of $300 million of Senior Secured Notes.

Current Report on Form 8-K dated June 2, 2003, including pursuant to Item 5 certain information pertaining to our contemplation of our financing transaction which could increase our annual interest expense.

Current Report on Form 8-K dated June 11, 2003, including pursuant to Item 5 certain information pertaining to the pricing of our private offering of $350 million of Senior Secured Notes.

Current Report on Form 8-K dated June 20, 2003, as amended, including pursuant to Item 5 certain information pertaining to the settlement of a private offering of $350 million of Senior Secured Notes.

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

                                          TENNECO AUTOMOTIVE INC.

                                          By:     /s/ MARK A. MCCOLLUM
                                            ------------------------------------
                                                      Mark A. McCollum
                                                 Senior Vice President and
                                                  Chief Financial Officer

Dated: August 14, 2003

                               INDEX TO EXHIBITS
                                       TO
                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 2003

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  2         --   None.

  3.1(a)    --   Restated Certificate of Incorporation of the registrant
                 dated December 11, 1996 (incorporated herein by reference
                 from Exhibit 3.1(a) of the registrant's Annual Report on
                 Form 10-K for the year ended December 31, 1997, File No.
                 1-12387).

  3.1(b)    --   Certificate of Amendment, dated December 11, 1996
                 (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997, File No. 1-12387).

  3.1(c)    --   Certificate of Ownership and Merger, dated July 8, 1997
                 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997, File No. 1-12387).

  3.1(d)    --   Certificate of Designation of Series B Junior Participating
                 Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1998, File No. 1-12387).

  3.1(e)    --   Certificate of Elimination of the Series A Participating
                 Junior Preferred Stock of the registrant dated September 11,
                 1998 (incorporated herein by reference from Exhibit 3.1(e)
                 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1998, File No. 1-12387).

  3.1(f)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated November 5, 1999
                 (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).

  3.1(g)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated November 5, 1999
                 (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).

  3.1(h)    --   Certificate of Ownership and Merger merging Tenneco
                 Automotive Merger Sub Inc. with and into the registrant,
                 dated November 5, 1999 (incorporated herein by reference
                 from Exhibit 3.1(h) of the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).

  3.1(i)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated May 9, 2000
                 (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).

  3.2       --   By-laws of the registrant, as amended March 14, 2000
                 (incorporated herein by reference from Exhibit 3.2(a) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1999, File No. 1-12387).

  3.3       --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                 ("Global"), as amended (incorporated herein by reference to
                 Exhibit 3.3 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).

  3.4       --   By-laws of Global (incorporated herein by reference to
                 Exhibit 3.4 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).

  3.5       --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                 (incorporated herein by reference to Exhibit 3.5 to the
                 registrant's Registration Statement on Form S-4, Reg. No.
                 333-93757).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------

  3.6       --   By-laws of TMC (incorporated herein by reference to Exhibit
                 3.6 to the registrant's Registration Statement on Form S-4,
                 Reg. No. 333-93757).

  3.7       --   Amended and Restated Certificate of Incorporation of Tenneco
                 International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).

  3.8       --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).

  3.9       --   Certificate of Incorporation of Clevite Industries Inc.
                 ("Clevite"), as amended (incorporated herein by reference to
                 Exhibit 3.9 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).

  3.10      --   By-laws of Clevite (incorporated herein by reference to
                 Exhibit 3.10 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).

  3.11      --   Amended and Restated Certificate of Incorporation of the
                 Pullman Company ("Pullman") (incorporated herein by
                 reference to Exhibit 3.11 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).

  3.12      --   By-laws of Pullman (incorporated herein by reference to
                 Exhibit 3.12 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).

  3.13      --   Certificate of Incorporation of Tenneco Automotive Operating
                 Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).

  3.14      --   By-laws of Operating (incorporated herein by reference to
                 Exhibit 3.14 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).

  4.1(a)    --   Rights Agreement dated as of September 8, 1998, by and
                 between the registrant and First Chicago Trust Company of
                 New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                 8-K dated September 24, 1998, File No. 1-12387).

  4.1(b)    --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                 Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1999,
                 File No. 1-12387).

  4.1(c)    --   Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from
                 Exhibit 4.4(b) of the registrant's Post-Effective Amendment
                 No. 3, dated February 26, 2001, to its Registration
                 Statement on Form 8-A dated September 17, 1998).

  4.2(a)    --   Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Registration Statement on Form S-4,
                 Registration No. 333-14003).

  4.2(b)    --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                 herein by reference from Exhibit 4.3(b) of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).

  4.2(c)    --   Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------

  4.2(d)    --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).

  4.2(e)    --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).

  4.2(f)    --   Eighth Supplemental Indenture, dated as of April 28, 1997, to Indenture, dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Current Report on Form 8-K dated April 23,
                 1997, File No. 1-12387).

  4.2(g)    --   Ninth Supplemental Indenture, dated as of April 28, 1997, to
                 Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.2 of the
                 registrant's Current Report on Form 8-K dated April 23,
                 1997, File No. 1-12387).

  4.2(h)    --   Tenth Supplemental Indenture, dated as of July 16, 1997, to
                 Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Current Report on Form 8-K dated June 11, 1997,
                 File No. 1-12387).

  4.2(i)    --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                 Indenture dated November 1, 1996 between The Chase Manhattan
                 Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-12387).

  4.3       --   Specimen stock certificate for Tenneco Automotive Inc.
                 common stock (incorporated herein by reference from Exhibit
                 4.3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387)

  4.4(a)    --   Indenture dated October 14, 1999 by and between the
                 registrant and The Bank of New York, as trustee
                 (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).

  4.4(b)    --   Supplemental Indenture dated November 4, 1999 among Tenneco
                 Automotive Operating Subsidiary Inc. (formerly Tenneco
                 Automotive Inc.), Tenneco International Holding Corp.,
                 Tenneco Global Holdings Inc., the Pullman Company, Clevite
                 Industries Inc. and TMC Texas Inc. in favor of The Bank of
                 New York, as trustee (incorporated herein by reference from
                 Exhibit 4.4(b) of the registrant's Quarterly Report on Form
                 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).

  4.4(c)    --   Subsidiary Guarantee dated as of October 14, 1999 from
                 Tenneco Automotive Operating Subsidiary Inc. (formerly
                 Tenneco Automotive Inc.), Tenneco International Holding
                 Corp., Tenneco Global Holdings Inc., the Pullman Company,
                 Clevite Industries Inc. and TMC Texas Inc. in favor of The
                 Bank of New York, as trustee (incorporated herein by
                 reference to Exhibit 4.4(c) to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).

  4.5(a)    --   Credit Agreement, dated as of September 30, 1999, among the registrant, the Lenders named therein, Commerzbank and Bank of America, N.A., Citicorp USA, Inc. and The Chase Manhattan
                 Bank (incorporated herein by reference from Exhibit 4.5(a)
                 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------

  4.5(b)    --   First Amendment to the Credit Agreement, dated October 20,
                 2000, among the registrant, The Chase Manhattan Bank and
                 Citicorp USA, Inc. (incorporated herein by reference from
                 Exhibit 4.1 to the registrant's Current Report on Form 8-K dated October 24, 2000, File No. 1-12387).

  4.5(c)    --   Second Amendment to Credit Agreement, dated March 22, 2001, among the registrant, the lenders party thereto and The
                 Chase Manhattan Bank (incorporated by reference from Exhibit
                 4.1 to the registrant's Current Report on Form 8-K dated
                 March 22, 2001, File No. 1-12387).

  4.5(d)    --   Third Amendment to Credit Agreement, dated March 13, 2002, among the registrant, JPMorgan Chase Bank as administrative agent and the lenders named therein (incorporated by
                 reference from Exhibit 4.1 of the registrant's Current
                 Report on Form 8-K dated March 13, 2002, File No. 1-2387).

 *4.5(e)    --   Fourth Amendment, effective as of May 29, 2003, to the
                 Credit Agreement, dated as of September 30, 1999, among
                 Tenneco Automotive Inc. and its subsidiaries named therein, the several lenders from time to time parties thereto,
                 JPMorgan Chase Bank (formerly known as The Chase Manhattan
                 Bank), as Administrative Agent, and the other financial
                 institutions named therein.

 *4.5(f)    --   Amended and Restated Guarantee And Collateral Agreement,
                 dated as of November 4, 1999, by Tenneco Automotive Inc. and the subsidiary guarantors named therein, in favor of
                 JPMorgan Chase Bank, as Administrative Agent.

 *4.6(a)    --   Indenture, dated as of June 19, 2003, among Tenneco
                 Automotive Inc., the subsidiary guarantors named therein and
                 Wachovia Bank, National Association.

 *4.6(b)    --   Collateral Agreement, dated as of June 19, 2003, by Tenneco
                 Automotive Inc. and the subsidiary guarantors named therein in favor of Wachovia Bank, National Association.

 *4.6(c)    --   Registration Rights Agreement, dated as of June 19, 2003,
                 among Tenneco Automotive Inc., the subsidiary guarantors
                 named therein, and the initial purchasers named therein, for whom JPMorgan Securities Inc. acted as representative.

 *4.7       --   Intercreditor Agreement, dated as of June 19, 2003, among
                 JPMorgan Chase Bank, as Credit Agent, Wachovia Bank,
                 National Association, as Trustee and Collateral Agent, and
                 Tenneco Automotive Inc.

 10.1       --   Distribution Agreement, dated November 1, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
                 10, File No. 1-12387).

 10.2       --   Amendment No. 1 to Distribution Agreement, dated as of
                 December 11, 1996, by and among El Paso Tennessee Pipeline
                 Co. (formerly Tenneco Inc.), the registrant, and Newport
                 News Shipbuilding Inc. (incorporated herein by reference
                 from Exhibit 10.2 of the registrant's Annual Report on Form
                 10-K for the year ended December 31, 1996, File No.
                 1-12387).

 10.3       --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                 Tenneco Inc.), the registrant, and Newport News Shipbuilding
                 Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year
                 ended December 31, 1996, File No. 1-12387).

 10.4       --   Benefits Agreement, dated December 11, 1996, by and among El
                 Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                 registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------

 10.5       --   Insurance Agreement, dated December 11, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).

 10.6       --   Tax Sharing Agreement, dated December 11, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                 Newport News Shipbuilding Inc., the registrant, and El Paso
                 Natural Gas Company (incorporated herein by reference from
                 Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).

 10.7       --   First Amendment to Tax Sharing Agreement, dated as of
                 December 11, 1996, among El Paso Tennessee Pipeline Co.
                 (formerly Tenneco Inc.), the registrant, El Paso Natural Gas
                 Company and Newport News Shipbuilding Inc. (incorporated
                 herein by reference from Exhibit 10.7 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).

 10.8       --   Tenneco Automotive Inc. EVA Incentive Compensation Plan
                 (incorporated herein by reference from Exhibit 10.8 to the registrant's Annual Report in Form 10-K for the year-ended
                 December 31, 2002, File No. 1-12387).

 10.9       --   Tenneco Automotive Inc. Change of Control Severance Benefits
                 Plan for Key Executives (incorporated herein by reference
                 from Exhibit 10.13 of the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).

 10.10      --   Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                 Registration Statement on Form S-4, Reg. No. 333-93757).

 10.11      --   Tenneco Automotive Inc. Key Executive Pension Plan
                 (incorporated herein by reference from Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).

 10.12      --   Tenneco Automotive Inc. Deferred Compensation Plan
                 (incorporated herein by reference from Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).

 10.13      --   Tenneco Automotive Inc. Supplemental Executive Retirement
                 Plan (incorporated herein by reference from Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 2000, File No. 1-12387).

 10.14      --   Human Resources Agreement by and between Tenneco Automotive
                 Inc. and Tenneco Packaging Inc. dated November 4, 1999
                 (incorporated herein by reference to Exhibit 99.1 to the
                 registrant's Current Report on Form 8-K dated November 4,
                 1999, File No. 1-12387).

 10.15      --   Tax Sharing Agreement by and between Tenneco Automotive Inc.
                 and Tenneco Packaging Inc. dated November 3, 1999
                 (incorporated herein by reference to Exhibit 99.2 to the
                 registrant's Current Report on Form 8-K dated November 4,
                 1999, File No. 1-12387).

 10.16      --   Amended and Restated Transition Services Agreement by and
                 between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                 dated as of November 4, 1999 (incorporated herein by
                 reference from Exhibit 10.21 of the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-12387).

 10.17      --   Assumption Agreement among Tenneco Automotive Operating
                 Company Inc., Tenneco International Holding Corp., Tenneco
                 Global Holdings Inc., The Pullman Company, Clevite
                 Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                 and the other Initial Purchasers listed in the Purchase
                 Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.24 of the registrant's
                 Registration Statement on Form S-4, Reg. No. 333-93757).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------


 10.18      --   Amendment No. 1 to Change in Control Severance Benefits Plan
                 for Key Executives (incorporated herein by reference from
                 Exhibit 10.23 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No. 1-12387).

 10.19      --   Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from
                 Exhibit 10.24 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No. 1-12387).

 10.20      --   Letter Agreement dated July 27, 2000 between the registrant and Mark A. McCollum (incorporated herein by reference from
                 Exhibit 10.25 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No. 1-12387).

 10.21      --   Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000, File No.
                 1-12387).

 10.22      --   Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference
                 from Exhibit 10.28 to the registrant's Annual Report on Form
                 10-K for the year ended December 31, 2000, File No.
                 1-12387).

 10.23      --   Form of Indemnity Agreement entered into between the
                 registrant and the following directors of the registrant:
                 Paul Stecko, M. Kathryn Eickhoff and Dennis Severance
                 (incorporated herein by reference from Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).

 10.24      --   Mark P. Frissora Special Appendix under Tenneco Automotive
                 Inc. Supplemental Executive Retirement Plan (incorporated
                 herein by reference from Exhibit 10.30 to the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 2000, File No. 1-12387).

 10.25      --   Letter Agreement dated as of June 1, 2001 between the
                 registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form
                 10-K for the year ended December 31, 2001. File No.
                 1-12387).

*10.26      --   Tenneco Automotive Inc. 2002 Long-Term Incentive Plan (As
                 Amended and Restated Effective March 11, 2003).

 10.27      --   Amendment to No. 1 Tenneco Automotive Inc. Deferred
                 Compensation Plan (incorporated herein by reference from
                 Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).

 10.28      --   Tenneco Automotive Inc. Supplemental Stock Ownership Plan
                 (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2002, File No. 1-12387).

 11         --   None.

*12         --   Computation of Ratio of Earnings to Fixed Charges.

*15         --   Letter Regarding Unaudited Interim Financial Information.

 18         --   None.

 19         --   None.

 22         --   None.

 23         --   None.

 24         --   None.

*31.1       --   Certification of Mark P. Frissora under Section 302 of the
                 Sarbanes-Oxley Act of 2002.

*31.2       --   Certification of Mark A. McCollum under Section 302 of the
                 Sarbanes-Oxley Act of 2002.

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------

*32         --   Certification of Mark P. Frissora and Mark A. McCollum under
                 Section 906 of the Sarbanes-Oxley Act of 2002.

 99.3       --   Tenneco Automotive Inc. Code of Ethical Conduct for
                 Financial Managers (incorporated herein by reference from
                 Exhibit 99.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).

---------------
* Filed herewith