Form 10-Q
period 2003-09-30
TENNECO AUTOMOTIVE INC
filed 2003-11-13
CIK 1024725

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

          For the Quarterly Period Ended September 30, 2003

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

     Common Stock, par value $.01 per share: 40,824,187 shares as of October 31, 2003.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                  PAGE
                                                                  ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Tenneco Automotive Inc. and Consolidated Subsidiaries--
       Independent Accountants' Report......................        4
       Statements of Income (Loss)..........................        5
       Balance Sheets.......................................        6
       Statements of Cash Flows.............................        7
       Statements of Changes in Shareholders' Equity........        8
       Statements of Comprehensive Income (Loss)............        9
       Notes to Consolidated Financial Statements...........       10
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............       28
  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk.......................................       50
  Item 4. Controls and Procedures...........................       50
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings.................................        *
  Item 2. Changes in Securities and Use of Proceeds.........        *
  Item 3. Defaults Upon Senior Securities...................        *
  Item 4. Submission of Matters to a Vote of Security
          Holders...........................................        *
  Item 5. Other Information.................................        *
  Item 6. Exhibits and Reports on Form 8-K..................       51

---------------

* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q contains forward-looking statements regarding, among other things, our prospects and business strategies. The words "may," "will," "should," "could," "plans," "expect," "anticipate," "estimates," "continue," and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

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

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        INDEPENDENT ACCOUNTANTS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TENNECO AUTOMOTIVE INC.

     We have reviewed the accompanying consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of September 30, 2003, and the related consolidated statements of income (loss) and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2003 and 2002, and of cash flows and changes in shareholders' equity for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of Tenneco Automotive Inc.'s management.

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

Chicago, Illinois
November 13, 2003

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                       --------------------------    --------------------------
                                                          2003           2002           2003           2002
                                                       -----------    -----------    -----------    -----------
                                                            (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues.................    $       914    $       856    $     2,833    $     2,613
                                                       -----------    -----------    -----------    -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation shown
    below).........................................            727            675          2,249          2,058
  Engineering, research, and development...........             18             18             50             49
  Selling, general, and administrative.............             91             85            276            271
  Depreciation and amortization of other
    intangibles....................................             40             35            120            104
                                                       -----------    -----------    -----------    -----------
                                                               876            813          2,695          2,482
                                                       -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
  Gain on sale of assets...........................             --             --             --             11
  Loss on sale of receivables......................             --             (1)            (1)            (2)
  Other income (loss)..............................             --             (2)            (1)            (2)
                                                       -----------    -----------    -----------    -----------
                                                                --             (3)            (2)             7
                                                       -----------    -----------    -----------    -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND
  MINORITY INTEREST................................             38             40            136            138
  Interest expense (net of interest capitalized)...             34             36            103            108
  Income tax expense (benefit).....................             (2)            (2)            (1)             6
  Minority interest................................              2              1              5              2
                                                       -----------    -----------    -----------    -----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.............................              4              5             29             22
Cumulative effect of change in accounting
  principle, net of income tax.....................             --             --             --           (218)
                                                       -----------    -----------    -----------    -----------
NET INCOME (LOSS)..................................    $         4    $         5    $        29    $      (196)
                                                       ===========    ===========    ===========    ===========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding--
  Basic............................................     40,553,785     39,757,926     40,345,137     39,752,668
  Diluted..........................................     42,187,011     41,983,632     41,473,974     41,659,189
Basic earnings per share of common stock--
  Before cumulative effect of change in accounting
    principle......................................    $       .11    $       .13    $       .72    $       .56
  Cumulative effect of change in accounting
    principle......................................             --             --             --          (5.48)
                                                       -----------    -----------    -----------    -----------
                                                       $       .11    $       .13    $       .72    $     (4.92)
                                                       ===========    ===========    ===========    ===========
Diluted earnings per share of common stock--
  Before cumulative effect of change in accounting
    principle......................................    $       .10    $       .13    $       .70    $       .53
  Cumulative effect of change in accounting
    principle......................................             --             --             --          (5.48)
                                                       -----------    -----------    -----------    -----------
                                                       $       .10    $       .13    $       .70    $     (4.95)
                                                       ===========    ===========    ===========    ===========

  The accompanying notes to financial statements are an integral part of these statements of income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2003             2002
                                                                -------------    ------------
                                                                         (MILLIONS)
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................       $    63         $    54
  Receivables--
    Customer notes and accounts, net........................           470             394
    Other...................................................            13              15
  Inventories--
    Finished goods..........................................           144             164
    Work in process.........................................            76              74
    Raw materials...........................................            80              76
    Materials and supplies..................................            38              38
  Deferred income taxes.....................................            57              56
  Prepayments and other.....................................           103              95
                                                                   -------         -------
                                                                     1,044             966
                                                                   -------         -------
Other assets:
  Long-term notes receivable, net...........................            20              14
  Goodwill..................................................           191             185
  Intangibles, net..........................................            20              20
  Deferred income taxes.....................................           146             141
  Pension assets............................................            23              17
  Other.....................................................           138             135
                                                                   -------         -------
                                                                       538             512
                                                                   -------         -------
Plant, property, and equipment, at cost.....................         2,186           2,011
  Less--Reserves for depreciation and amortization..........         1,119             985
                                                                   -------         -------
                                                                     1,067           1,026
                                                                   -------         -------
                                                                   $ 2,649         $ 2,504
                                                                   =======         =======
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
    debt)...................................................       $    18         $   228
  Trade payables............................................           569             505
  Accrued taxes.............................................            42              40
  Accrued interest..........................................            41              23
  Accrued liabilities.......................................           176             172
  Other.....................................................            40              48
                                                                   -------         -------
                                                                       886           1,016
                                                                   -------         -------
Long-term debt..............................................         1,386           1,217
                                                                   -------         -------
Deferred income taxes.......................................            71             103
                                                                   -------         -------
Postretirement benefits.....................................           246             225
                                                                   -------         -------
Deferred credits and other liabilities......................            22              18
                                                                   -------         -------
Commitments and contingencies
Minority interest...........................................            21              19
                                                                   -------         -------
Shareholders' equity:
  Common stock..............................................            --              --
  Premium on common stock and other capital surplus.........         2,752           2,749
  Accumulated other comprehensive loss......................          (278)           (357)
  Retained earnings (accumulated deficit)...................        (2,217)         (2,246)
                                                                   -------         -------
                                                                       257             146
  Less--Shares held as treasury stock, at cost..............           240             240
                                                                   -------         -------
                                                                        17             (94)
                                                                   -------         -------
                                                                   $ 2,649         $ 2,504
                                                                   =======         =======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                              2003          2002
                                                              -----         -----
                                                                  (MILLIONS)
OPERATING ACTIVITIES
Income before cumulative effect of change in accounting
  principle.................................................  $  29         $  22
Adjustments to reconcile income before cumulative effect of
  change in accounting principle to cash provided (used) by
  operating activities--
  Depreciation and amortization.............................    120           104
  Deferred income taxes.....................................    (17)          (17)
  (Gain)/loss on sale of assets, net........................      1            (9)
  Changes in components of working capital--
     (Increase) decrease in receivables.....................    (46)          (25)
     (Increase) decrease in inventories.....................     43            11
     (Increase) decrease in prepayments and other current
      assets................................................      3           (20)
     Increase (decrease) in payables........................     31            76
     Increase (decrease) in accrued taxes...................    (25)            3
     Increase (decrease) in accrued interest................     19            14
     Increase (decrease) in other current liabilities.......    (15)           10
  Other.....................................................     19            (1)
                                                              -----         -----
Net cash provided by operating activities...................    162           168
                                                              -----         -----
INVESTING ACTIVITIES
Net proceeds from sale of fixed assets......................      4            20
Expenditures for plant, property, and equipment.............    (83)          (86)
Investments and other.......................................     (5)           10
                                                              -----         -----
Net cash used by investing activities.......................    (84)          (56)
                                                              -----         -----
NET CASH PROVIDED BEFORE FINANCING ACTIVITIES...............     78           112
FINANCING ACTIVITIES
Proceeds from capital contributions.........................      1            --
Issuance of long-term debt..................................    350             1
Debt issuance costs on long-term debt.......................    (13)           --
Retirement of long-term debt................................   (277)          (89)
Net increase (decrease) in short-term debt excluding current maturities of
  long-term debt............................................   (119)          (22)
Other.......................................................     (1)           --
                                                              -----         -----
Net cash used by financing activities.......................    (59)         (110)
                                                              -----         -----
Effect of foreign exchange rate changes on cash and cash
  equivalents...............................................    (10)           (9)
                                                              -----         -----
Increase (decrease) in cash and cash equivalents............      9            (7)
Cash and cash equivalents, January 1........................     54            53
                                                              -----         -----
Cash and cash equivalents, September 30 (Note)..............  $  63         $  46
                                                              =====         =====
Cash paid during the period for interest....................  $  79         $  94
Cash paid during the period for income taxes (net of
  refunds)..................................................  $  41         $  22

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                       ----------------------------------------------
                                                               2003                     2002
                                                       ---------------------    ---------------------
                                                         SHARES      AMOUNT       SHARES      AMOUNT
                                                       ----------    -------    ----------    -------
                                                              (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1..................................    41,347,340    $    --    41,355,074    $    --
  Issued (Reacquired) pursuant to benefit plans....       533,222         --       (21,965)        --
  Stock options exercised..........................       229,730         --        24,073         --
                                                       ----------    -------    ----------    -------
Balance September 30...............................    42,110,292         --    41,357,182         --
                                                       ==========               ==========
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1..................................                    2,749                    2,748
  Premium on common stock issued pursuant to
     benefit plans.................................                        3                        1
                                                                     -------                  -------
Balance September 30...............................                    2,752                    2,749
                                                                     -------                  -------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance January 1..................................                     (357)                    (375)
  Other comprehensive income (loss)................                       79                        9
                                                                     -------                  -------
Balance September 30...............................                     (278)                    (366)
                                                                     -------                  -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1..................................                   (2,246)                  (2,059)
  Net income (loss)................................                       29                     (196)
                                                                     -------                  -------
Balance September 30...............................                   (2,217)                  (2,255)
                                                                     -------                  -------
LESS--COMMON STOCK HELD AS TREASURY STOCK, AT
  COST
Balance January 1 and September 30.................     1,294,692        240     1,294,692        240
                                                       ==========    -------    ==========    -------
       Total.......................................                  $    17                  $  (112)
                                                                     =======                  =======

      The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------------------------------------
                                                          2003                            2002
                                              -----------------------------   -----------------------------
                                               ACCUMULATED                     ACCUMULATED
                                                  OTHER                           OTHER
                                              COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                 INCOME          INCOME          INCOME          INCOME
                                                 (LOSS)          (LOSS)          (LOSS)          (LOSS)
                                              -------------   -------------   -------------   -------------
                                                                       (MILLIONS)
NET INCOME..................................                       $ 4                             $ 5
                                                                   ---                             ---
ACCUMULATED OTHER COMPREHENSIVE INCOME
(LOSS) CUMULATIVE TRANSLATION ADJUSTMENT
  Balance July 1............................      $(204)                          $(303)
     Translation of foreign currency
       statements...........................          6              6              (13)           (13)
                                                  -----                           -----
  Balance September 30......................       (198)                           (316)
                                                  -----                           -----
FAIR VALUE OF INTEREST RATE SWAPS
  Balance July 1............................      $  --                           $ (12)
     Fair value adjustment..................         --             --                4              4
                                                  -----                           -----
  Balance September 30......................         --                              (8)
                                                  -----                           -----
ADDITIONAL MINIMUM PENSION LIABILITY
ADJUSTMENT
  Balance July 1 and September 30...........        (80)            --              (42)            --
                                                  -----                           -----
Balance September 30........................      $(278)                          $(366)
                                                  =====            ---            =====            ---
Other comprehensive income (loss)...........                         6                              (9)
                                                                   ---                             ---
COMPREHENSIVE INCOME (LOSS).................                       $10                             $(4)
                                                                   ===                             ===

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------------------------------------
                                                          2003                            2002
                                              -----------------------------   -----------------------------
                                               ACCUMULATED                     ACCUMULATED
                                                  OTHER                           OTHER
                                              COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                 INCOME          INCOME          INCOME          INCOME
                                                 (LOSS)          (LOSS)          (LOSS)          (LOSS)
                                              -------------   -------------   -------------   -------------
                                                                       (MILLIONS)
NET INCOME (LOSS)...........................                      $ 29                            $(196)
                                                                  ----                            -----
ACCUMULATED OTHER COMPREHENSIVE INCOME
  (LOSS)
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1.........................      $(273)                          $(316)
     Translation of foreign currency
       statements...........................         75             75               --              --
                                                  -----                           -----
  Balance September 30......................       (198)                           (316)
                                                  -----                           -----
FAIR VALUE OF INTEREST RATE SWAPS
  Balance January 1.........................      $  (4)                          $ (17)
     Fair value adjustment..................          4              4                9               9
                                                  -----                           -----
  Balance September 30......................         --                              (8)
                                                  -----                           -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance January 1 and September 30........        (80)            --              (42)             --
                                                  -----                           -----
Balance September 30........................      $(278)                          $(366)
                                                  =====           ----            =====           -----
Other comprehensive income..................                        79                                9
                                                                  ----                            -----
COMPREHENSIVE INCOME (LOSS).................                      $108                            $(187)
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

     (2) In June 2003, we issued $350 million of 10 1/4 percent senior secured notes in a private placement. The notes have a final maturity date of July 15, 2013. The notes accrue interest from June 19, 2003 with a first interest payment date of January 15, 2004. The notes are senior secured obligations and rank equally in right of payment with our existing and future senior debt and rank senior in right of payment to all of our existing and future subordinated debt. The notes are jointly and severally guaranteed by all of our domestic subsidiaries that also guarantee our senior credit facility. These guarantees are senior obligations of our subsidiary guarantors. The notes and guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our and our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. In October 2003, we completed an exchange offer to exchange all of the notes issued in the June 2003 private placement for a like amount of 10 1/4 percent senior secured notes, with substantially identical terms, which had been registered under the Securities Act of 1933.

     We can redeem some or all of the notes at any time after July 15, 2008. We can also redeem up to 35 percent aggregate principal amount of the notes using the proceeds of certain equity offerings completed before July 15, 2006. If we sell certain of our assets or experience specific kinds of changes in control, we must offer to repurchase the notes.

     We received net proceeds in the second quarter from the offering of the notes, after deducting underwriting discounts and commissions and our expenses, of $338 million. We used the net proceeds of the offering to repay outstanding amounts under our senior credit facility as follows: (i) first, to prepay $199 million on the term loan A due November 4, 2005, (ii) second, to prepay $52 million on the term loans B and C due November 4, 2007 and May 4, 2008, respectively, and (iii) third, to prepay outstanding borrowings of $87 million under the revolving credit portion of our senior credit facility without reducing the commitments from $450 million.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. Project Genesis involved closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The closed facilities include an emissions control aftermarket plant and an aftermarket distribution operation in Europe, a ride control plant in Europe, an engineering center in Europe, one building at an emissions control plant complex in North America, a technology facility in North America, an exhaust manufacturing facility in North America, and our London-based treasury office. In the fourth quarter of 2001, we recorded pre-tax charges related to Project Genesis of $27 million. Within the statement of income (loss), $23 million of the pre-tax charge was reflected in cost of sales, while $4 million was included in selling, general and administrative expenses. These charges were comprised of $18 million in severance and $9 million for equipment lease cancellation, asset impairment and other restructuring costs to close the eight facilities. We wrote down the assets at locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We also recorded a pre-tax charge of $4 million in cost of sales related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. The aftermarket parts were written down to their estimated scrap value, less costs to sell. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter for the value mapping and rearrangement of one of our emission control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $0.81 per diluted common share. As of September 30, 2003, we have eliminated 974 positions in connection with Project Genesis. Additionally, we are executing this plan more efficiently than originally anticipated and as a result in the fourth quarter of 2002 reduced our reserves related to this restructuring activity by $6 million which was recorded in cost of sales. We expect to complete all remaining restructuring activities related to Project Genesis in 2003.

     We incurred other costs in the first nine months of 2003 of $6 million for moving and rearrangement activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for those actions.

     Including the costs incurred in 2002 of $11 million, we have incurred a total of $17 million for moving and rearrangement activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for these actions.

     In the first quarter of 2003, we incurred severance costs of $1 million associated with eliminating 17 salaried positions through selective layoffs and an early retirement program. Additionally, 93 hourly positions were eliminated through selective layoffs in the quarter. These reductions were done to reduce ongoing labor costs in North America. This charge was primarily recorded in cost of sales.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     Amounts related to the reserves we have established regarding activities that are part of our restructuring plans are as follows:

                                 DECEMBER 31,                                                             SEPTEMBER 30,
                                     2002             2003           2003      CHARGED TO    IMPACT OF        2003
                                RESTRUCTURING     RESTRUCTURING      CASH        ASSET       EXCHANGE     RESTRUCTURING
                                   RESERVE           CHARGE        PAYMENTS     ACCOUNTS       RATES         RESERVE
                                --------------    -------------    --------    ----------    ---------    -------------
                                                                      (MILLIONS)
Severance...................          $9               $1            $(8)         $--            $2            $4
Asset Impairment............          --               --             --           --            --            --
Other.......................          --               --             --           --            --            --
                                      --               --            ---          ---            --            --
                                      $9               $1            $(8)         $--            $2            $4
                                      ==               ==            ===          ===            ==            ==

     Under the terms of an amendment to our senior credit agreement that took effect on March 13, 2002, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives over the 2002-2004 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. As of September 30, 2003, we have excluded $17 million of the $60 million available under the terms of the amendment. In addition to the announced actions, we continue to evaluate additional opportunities to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution, and manufacturing footprint for the future. There can be no assurances however, that we will undertake additional restructuring actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee, and if the costs of the plans exceed the amount previously approved by our senior lenders, could require approval by our senior lenders. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

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

     As of September 30, 2003, we are designated as a potentially responsible party in three Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $12 million. For each of the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. The reserve is included in both long-term and short-term liabilities on the balance sheet.

     Below is a table that shows the activity in the warranty accrual accounts:

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                               --------------
                                                               2003     2002
                                                               -----    -----
                                                                 (MILLIONS)
Beginning balance...........................................    $21      $19
Accruals related to product warranties......................      8       10
Reductions for payments made................................     (7)      (8)
                                                                ---      ---
Ending balance..............................................    $22      $21
                                                                ===      ===

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

     (5) In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changed the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142 in January 2002. Under the provisions of SFAS No. 142, we were required to perform an impairment analysis on the balance of goodwill at January 1, 2002. The fair value of our reporting units used in determining the goodwill impairment was computed using the present value of expected future cash flows. As a result of this analysis, we determined that goodwill associated with our North American original equipment ride control and European aftermarket operations was impaired. As a result, a charge of $218 million, net of taxes of $6 million, was recorded in the first quarter of 2002 as a cumulative effect of a change in accounting principle. The balance of unamortized goodwill was $191 million at September 30, 2003. We are required to test this balance for impairment on an annual basis.

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, are as follows:

                                                            NORTH AMERICA   EUROPE   OTHER   TOTAL
                                                            -------------   ------   -----   -----
                                                                          (MILLIONS)
Balance at 12/31/02.......................................      $136         $18      $31    $185
Translation adjustment....................................         1           1        4       6
                                                                ----         ---      ---    ----
Balance at 9/30/03........................................      $137         $19      $35    $191
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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB No. 123," which provided alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amended the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See
Note 7 to our financial statements for this information for the third quarter.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This interpretation was effective immediately for variable interest entities created after January 31, 2003 and effective December 15, 2003 for variable interest entities created before February 1, 2003. We do not believe the adoption of FIN 46 will have a material impact on our consolidated financial statements.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

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

     (6) We have an agreement to periodically sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party, net of a factoring discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $136 million and $121 million at September 30, 2003 and 2002, respectively. We recognized a loss of approximately $1 million and $2 million in the nine-month periods ended September 30, 2003 and 2002, respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, and it averaged three percent during the time period in 2003 when we sold receivables. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

     (7) We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income (loss) for stock options, as all options granted under those plans had an exercise price equal to the market value of the stock at the date of grant. We also granted restricted shares, restricted units and stock equivalent units to certain key employees. After-tax stock based compensation expense relating to restricted shares and stock equivalent units for the first nine months of 2003 was less than $2 million compared to approximately $3 million for the same period in the prior year relating to restricted shares, performance shares, and stock equivalent units. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," and amended by SFAS No. 148, we follow the disclosure only requirements of SFAS No. 123. We estimate that our net income (loss) for the first nine months of 2003 and 2002 would have been lower by approximately $1 million had we applied the fair value method of accounting

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

for stock options. The following table illustrates the effect on net income
(loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123:

                                                                    THREE
                                                                    MONTHS         NINE MONTHS
                                                                    ENDED             ENDED
                                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                                --------------    --------------
                                                                2003     2002     2003     2002
                                                                -----    -----    ----    ------
                                                                        (MILLIONS EXCEPT
                                                                       PER SHARE AMOUNTS)
Net income (loss)...........................................    $  4     $  5     $ 29    $ (196)
Add: Stock-based employee compensation expense included in
  net income, net of income tax.............................       2       --        2         3
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of
  income tax................................................       2       --        3         4
                                                                ----     ----     ----    ------
Pro forma net income (loss).................................    $  4     $  5     $ 28    $ (197)
                                                                ====     ====     ====    ======
Earnings (loss) per share:
Basic--as reported..........................................    $.11     $.13     $.72    $(4.92)
Basic--pro forma............................................    $.10     $.12     $.69    $(4.96)
Diluted--as reported........................................    $.10     $.13     $.70    $(4.95)
Diluted--pro forma..........................................    $.09     $.12     $.67    $(4.98)

     (8) Earnings (loss) per share of common stock outstanding were computed as follows:

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                            ------------------------    ------------------------
                                               2003          2002          2003          2002
                                            ----------    ----------    ----------    ----------
                                               (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic earnings (loss) per share--
  Income (loss) before cumulative effect
     of change in accounting
     principle..........................    $        4    $        5    $       29    $       22
                                            ==========    ==========    ==========    ==========
  Average shares of common stock
     outstanding........................    40,553,785    39,757,926    40,345,137    39,752,668
                                            ==========    ==========    ==========    ==========
  Earnings (loss) per average share of
     common stock before cumulative
     effect of change in accounting
     principle..........................    $      .11    $      .13    $      .72    $      .56
                                            ==========    ==========    ==========    ==========
Diluted earnings (loss) per share--
  Income (loss) before cumulative effect
     of change in accounting
     principle..........................    $        4    $        5    $       29    $       22
                                            ==========    ==========    ==========    ==========
  Average shares of common stock
     outstanding........................    40,553,785    39,757,926    40,345,137    39,752,668
  Effect of dilutive securities:
     Restricted stock...................        75,351       203,359        58,764       144,744
     Stock options......................     1,557,875     1,543,793     1,070,073     1,317,446
     Performance shares.................            --       478,554            --       444,331
                                            ----------    ----------    ----------    ----------
  Average shares of common stock
     outstanding including dilutive
     shares.............................    42,187,011    41,983,632    41,473,974    41,659,189
                                            ==========    ==========    ==========    ==========
  Earnings (loss) per average share of
     common stock before cumulative
     effect of change in accounting
     principle..........................    $      .10    $      .13    $      .70    $      .53
                                            ==========    ==========    ==========    ==========

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     Options to purchase 2,312,219 and 2,476,791 shares of common stock were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares on such dates.

     (9) We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $4 million at both September 30, 2003 and 2002, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

     Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our then existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee the $964 million senior secured credit facility, the $350 million senior secured notes and the $500 million senior subordinated notes on a joint and several basis. The arrangement for the senior secured credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries. The arrangement for the $350 million senior secured notes is also secured by second-priority liens on substantially all our domestic assets, excluding some of the stock of our domestic subsidiaries. This arrangement is not secured by any pledges of stock or assets of our foreign subsidiaries. You should also read Note 11 where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, travel and procurement card programs, and cash management requirements for some of our subsidiaries totaling $42 million. We have also issued $18 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     The following table summarizes certain segment information:

                                                                           SEGMENT
                                                 -----------------------------------------------------------
                                                                                     RECLASS
                                                 NORTH AMERICA    EUROPE    OTHER    & ELIMS    CONSOLIDATED
                                                 -------------    ------    -----    -------    ------------
                                                                         (MILLIONS)
AT SEPTEMBER 30, 2003, AND FOR THE THREE
  MONTHS THEN ENDED
Revenues from external customers.............       $  452        $  344    $118      $ --         $  914
Intersegment revenues........................            1             9       5       (15)            --
Income before interest, income taxes, and
  minority interest..........................           32            (3)      9        --             38
AT SEPTEMBER 30, 2002, AND FOR THE THREE
  MONTHS THEN ENDED
Revenues from external customers.............       $  466        $  305    $ 85      $ --         $  856
Intersegment revenues........................            2            10       4       (16)            --
Income before interest, income taxes, and
  minority interest..........................           36            (1)      5        --             40
AT SEPTEMBER 30, 2003, AND FOR THE NINE
  MONTHS THEN ENDED
Revenues from external customers.............       $1,434        $1,077    $322      $ --         $2,833
Intersegment revenues........................            5            28      10       (43)            --
Income before interest, income taxes, and
  minority interest..........................          109             7      20        --            136
Total Assets.................................          725         1,038     740       146          2,649
AT SEPTEMBER 30, 2002, AND FOR THE NINE
  MONTHS THEN ENDED
Revenues from external customers.............       $1,472        $  898    $243      $ --         $2,613
Intersegment revenues........................            6            26      10       (42)            --
Income before interest, income taxes, and
  minority interest..........................          108            15      15        --            138
Total Assets.................................          833           974     599       116          2,522

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                    ----------------------------------------------------------------------
                                                                      TENNECO
                                                                  AUTOMOTIVE INC.
                                     GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                    SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                    ------------   ------------   ---------------   -------   ------------
                                                                  (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External.....................      $450           $464            $ --          $ --         $914
     Affiliated companies.........        14             84              --           (98)          --
                                        ----           ----            ----          ----         ----
                                         464            548              --           (98)         914
                                        ----           ----            ----          ----         ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....       357            468              --           (98)         727
  Engineering, research, and
     development..................         3             15              --            --           18
  Selling, general, and
     administrative...............        48             43              --            --           91
  Depreciation and amortization of
     other intangibles............        17             23              --            --           40
                                        ----           ----            ----          ----         ----
                                         425            549              --           (98)         876
                                        ----           ----            ----          ----         ----
OTHER INCOME (EXPENSE)
  Gain on sale of assets..........        --             --              --            --           --
  Loss on sale of receivables.....        --             --              --            --           --
  Other income (loss).............        --             --              --            --           --
                                        ----           ----            ----          ----         ----
                                          --             --              --            --           --
                                        ----           ----            ----          ----         ----
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST,
  AND EQUITY IN NET INCOME FROM
  AFFILIATED COMPANIES............        39             (1)             --            --           38
  Interest expense--
     External (net of interest
       capitalized)...............         1              1              32            --           34
     Affiliated companies (net of
       interest income)...........        20             (2)            (18)           --           --
  Income tax expense (benefit)....        (1)            --             (16)           15           (2)
  Minority interest...............        --              2              --            --            2
                                        ----           ----            ----          ----         ----
                                          19             (2)              2           (15)           4
  Equity in net income (loss) from
     affiliated companies.........         5             --               2            (7)          --
                                        ----           ----            ----          ----         ----
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.......................        24             (2)              4           (22)           4
Cumulative effect of change in
  accounting principle............        --             --              --            --           --
                                        ----           ----            ----          ----         ----
NET INCOME (LOSS).................      $ 24           $ (2)           $  4          $(22)        $  4
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                    ----------------------------------------------------------------------
                                                                      TENNECO
                                                                  AUTOMOTIVE INC.
                                     GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                    SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                    ------------   ------------   ---------------   -------   ------------
                                                                  (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External.....................      $385           $471            $ --          $ --         $856
     Affiliated companies.........        12             23              --           (35)          --
                                        ----           ----            ----          ----         ----
                                         397            494              --           (35)         856
                                        ----           ----            ----          ----         ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....       300            410              --           (35)         675
  Engineering, research, and
     development..................         6             12              --            --           18
  Selling, general, and
     administrative...............        41             44              --            --           85
  Depreciation and amortization of
     other intangibles............        17             18              --            --           35
                                        ----           ----            ----          ----         ----
                                         364            484              --           (35)         813
                                        ----           ----            ----          ----         ----
OTHER INCOME (EXPENSE)
  Gain on sale of assets..........        --             --              --            --           --
  Loss on sale of receivables.....        (1)            --              --            --           (1)
  Other income (loss).............         1             (4)             --             1           (2)
                                        ----           ----            ----          ----         ----
                                          --             (4)             --             1           (3)
                                        ----           ----            ----          ----         ----
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST,
  AND EQUITY IN NET INCOME FROM
  AFFILIATED COMPANIES............        33              6              --             1           40
  Interest expense--
     External (net of interest
       capitalized)...............        --              1              35            --           36
     Affiliated companies (net of
       interest income)...........        18              1             (19)           --           --
  Income tax expense (benefit)....       (11)            (5)             (5)           19           (2)
  Minority interest...............        --              1              --            --            1
                                        ----           ----            ----          ----         ----
                                          26              8             (11)          (18)           5
  Equity in net income (loss) from
     affiliated companies.........        15             (1)             16           (30)          --
                                        ----           ----            ----          ----         ----
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.......................        41              7               5           (48)           5
Cumulative effect of change in
  accounting principle............        --             --              --            --           --
                                        ----           ----            ----          ----         ----
NET INCOME (LOSS).................      $ 41           $  7            $  5          $(48)        $  5
                                        ====           ====            ====          ====         ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External.......................       $1,315          $1,518            $ --           $  --        $2,833
     Affiliated companies...........           37             191              --            (228)           --
                                           ------          ------            ----           -----        ------
                                            1,352           1,709              --            (228)        2,833
                                           ------          ------            ----           -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......        1,053           1,424              --            (228)        2,249
  Engineering, research, and
     development....................           19              31              --              --            50
  Selling, general, and
     administrative.................          133             143              --              --           276
  Depreciation and amortization of
     other intangibles..............           53              67              --              --           120
                                           ------          ------            ----           -----        ------
                                            1,258           1,665              --            (228)        2,695
                                           ------          ------            ----           -----        ------
OTHER INCOME (EXPENSE)
  Gain on sale of assets............           --              --              --              --            --
  Loss on sale of receivables.......           --              (1)             --              --            (1)
  Other income (loss)...............           (1)              2              --              (2)           (1)
                                           ------          ------            ----           -----        ------
                                               (1)              1              --              (2)           (2)
                                           ------          ------            ----           -----        ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES.........           93              45              --              (2)          136
  Interest expense--
     External (net of interest
       capitalized).................           --               3             100              --           103
     Affiliated companies (net of
       interest income).............           62              (1)            (61)             --            --
  Income tax expense (benefit)......           (6)             (1)            (51)             57            (1)
  Minority interest.................           --               5              --              --             5
                                           ------          ------            ----           -----        ------
                                               37              39              12             (59)           29
  Equity in net income (loss) from
     affiliated companies...........           50              (2)             17             (65)           --
                                           ------          ------            ----           -----        ------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.........................           87              37              29            (124)           29
Cumulative effect of change in
  accounting principle..............           --              --              --              --            --
                                           ------          ------            ----           -----        ------
NET INCOME (LOSS)...................       $   87          $   37            $ 29           $(124)       $   29
                                           ======          ======            ====           =====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                    ----------------------------------------------------------------------
                                                                      TENNECO
                                                                  AUTOMOTIVE INC.
                                     GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                    SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                    ------------   ------------   ---------------   -------   ------------
                                                                  (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External.....................     $1,197         $1,416           $  --         $  --       $2,613
     Affiliated companies.........         36             65              --          (101)          --
                                       ------         ------           -----         -----       ------
                                        1,233          1,481              --          (101)       2,613
                                       ------         ------           -----         -----       ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....        945          1,214              --          (101)       2,058
  Engineering, research, and
     development..................         15             34              --            --           49
  Selling, general, and
     administrative...............        148            123              --            --          271
  Depreciation and amortization of
     other intangibles............         52             52              --            --          104
                                       ------         ------           -----         -----       ------
                                        1,160          1,423              --          (101)       2,482
                                       ------         ------           -----         -----       ------
OTHER INCOME (EXPENSE)
  Gain on sale of assets..........         --             11              --            --           11
  Loss on sale of receivables.....         (2)            --              --            --           (2)
  Other income (loss).............         88            (11)             98          (177)          (2)
                                       ------         ------           -----         -----       ------
                                           86             --              98          (177)           7
                                       ------         ------           -----         -----       ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES.......................        159             58              98          (177)         138
  Interest expense--
     External (net of interest
       capitalized)...............         --              3             105            --          108
     Affiliated companies (net of
       interest income)...........         54              3             (57)           --           --
  Income tax expense (benefit)....         21             15              18           (48)           6
  Minority interest...............         --              2              --            --            2
                                       ------         ------           -----         -----       ------
                                           84             35              32          (129)          22
  Equity in net income (loss) from
     affiliated companies.........         34             (2)           (228)          196           --
                                       ------         ------           -----         -----       ------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.......................        118             33            (196)           67           22
Cumulative effect of change in
  accounting principle............       (171)           (47)             --            --         (218)
                                       ------         ------           -----         -----       ------
NET INCOME (LOSS).................     $  (53)        $  (14)          $(196)        $  67       $ (196)
                                       ======         ======           =====         =====       ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                         SEPTEMBER 30, 2003
                                               ----------------------------------------------------------------------
                                                                                 TENNECO
                                                                             AUTOMOTIVE INC.
                                                GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                               SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                               ------------   ------------   ---------------   -------   ------------
                                                                             (MILLIONS)
                   ASSETS


Current assets:
  Cash and cash equivalents..................     $    1         $   62          $   --        $    --      $   63
  Receivables, net...........................        178            489              19           (203)        483
  Inventories................................         96            242              --             --         338
  Deferred income taxes......................         53              4             102           (102)         57
  Prepayments and other......................         38             65              --             --         103
                                                  ------         ------          ------        -------      ------
                                                     366            862             121           (305)      1,044
                                                  ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated companies.........        289              1           1,957         (2,247)         --
  Notes and advances receivable from
    affiliates...............................      2,760             62           3,223         (6,045)         --
  Long-term notes receivable, net............          2             18              --             --          20
  Goodwill...................................        136             55              --             --         191
  Intangibles, net...........................         14              6              --             --          20
  Deferred income taxes......................        118             --              77            (49)        146
  Pension assets.............................         11             12              --             --          23
  Other......................................         41             65              32             --         138
                                                  ------         ------          ------        -------      ------
                                                   3,371            219           5,289         (8,341)        538
                                                  ------         ------          ------        -------      ------
Plant, property, and equipment, at cost......        869          1,317              --             --       2,186
  Less--Reserves for depreciation and
    amortization.............................        500            619              --             --       1,119
                                                  ------         ------          ------        -------      ------
                                                     369            698              --             --       1,067
                                                  ------         ------          ------        -------      ------
                                                  $4,106         $1,779          $5,410        $(8,646)     $2,649
                                                  ======         ======          ======        =======      ======

               LIABILITIES AND
            SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
    maturities of long-term debt)
      Short-term debt--non-affiliated........     $   --         $   18          $   --        $    --      $   18
      Short-term debt--affiliated............         --            125              10           (135)         --
  Trade payables.............................        180            446              --            (57)        569
  Accrued taxes..............................         84             11              --            (53)         42
  Other......................................        116            109              41             (9)        257
                                                  ------         ------          ------        -------      ------
                                                     380            709              51           (254)        886
Long-term debt--non-affiliated...............         --             17           1,369             --       1,386
Long-term debt--affiliated...................      2,071             --           3,974         (6,045)         --
Deferred income taxes........................         99             51              --            (79)         71
Postretirement benefits and other
  liabilities................................        198             66              (1)             5         268
Commitments and contingencies
Minority interest............................         --             21              --             --          21
Shareholders' equity.........................      1,358            915              17         (2,273)         17
                                                  ------         ------          ------        -------      ------
                                                  $4,106         $1,779          $5,410        $(8,646)     $2,649
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
                                               ======          ======           ======         =======       ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                           NINE MONTHS ENDED SEPTEMBER 30, 2003
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............       $ 186            $105             $(129)          $--         $ 162
                                           -----            ----             -----           ---         -----
INVESTING ACTIVITIES
Net proceeds from the sale of fixed
  assets............................           1               3                --            --             4
Expenditures for plant, property,
  and equipment.....................         (29)            (54)               --            --           (83)
Investments and other...............          --              (5)               --            --            (5)
                                           -----            ----             -----           ---         -----
Net cash used by investing
  activities........................         (28)            (56)               --            --           (84)
                                           -----            ----             -----           ---         -----
FINANCING ACTIVITIES
Proceeds from capital
  contributions.....................          --              --                 1            --             1
Issuance of long-term debt..........          --              --               350            --           350
Debt issuance cost on long-term
  debt..............................          --              --               (13)           --           (13)
Retirement of long-term debt........          --              (2)             (275)           --          (277)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt......          --               1              (120)           --          (119)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........        (157)            (29)              186            --            --
Other...............................          --              (1)               --            --            (1)
                                           -----            ----             -----           ---         -----
Net cash provided (used) by
  financing activities..............        (157)            (31)              129            --           (59)
                                           -----            ----             -----           ---         -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................          --             (10)               --            --           (10)
                                           -----            ----             -----           ---         -----
Increase (decrease) in cash and cash
  equivalents.......................           1               8                --            --             9
Cash and cash equivalents, January
  1.................................          --              54                --            --            54
                                           -----            ----             -----           ---         -----
Cash and cash equivalents, September
  30
  (Note)............................       $   1            $ 62             $  --           $--         $  63
                                           =====            ====             =====           ===         =====

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                           NINE MONTHS ENDED SEPTEMBER 30, 2002
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............       $ 226            $ (6)            $(52)          $  --        $ 168
                                           -----            ----             ----           -----        -----
INVESTING ACTIVITIES
Net proceeds from the sale of fixed
  assets............................           1              19               --              --           20
Expenditures for plant, property,
  and equipment.....................         (36)            (50)              --              --          (86)
Investments and other...............          17              (7)              --              --           10
                                           -----            ----             ----           -----        -----
Net cash used by investing
  activities........................         (18)            (38)              --              --          (56)
                                           -----            ----             ----           -----        -----
FINANCING ACTIVITIES
Proceeds from capital
  contributions.....................          --              --               --              --           --
Issuance of long-term debt..........          --               1               --              --            1
Debt issuance cost on long-term
  debt..............................          --              --               --              --           --
Retirement of long-term debt........          --              (1)             (88)             --          (89)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt......         (37)             (5)              18               2          (22)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........        (110)             95              122            (107)          --
Other...............................          --              --               --              --           --
                                           -----            ----             ----           -----        -----
Net cash provided (used) by
  financing activities..............        (147)             90               52            (105)        (110)
                                           -----            ----             ----           -----        -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................          --              (9)              --              --           (9)
                                           -----            ----             ----           -----        -----
Increase (decrease) in cash and cash
  equivalents.......................          61              37               --            (105)          (7)
Cash and cash equivalents, January
  1.................................           2              51               --              --           53
                                           -----            ----             ----           -----        -----
Cash and cash equivalents, September
  30
(Note)..............................       $  63            $ 88             $ --           $(105)       $  46
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the third quarter of 2003 and 2002. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. Additionally, "pass-through" catalytic converter sales include precious metals pricing, which may be volatile. These "pass-through" catalytic converter sales occur when, at the direction of our OE customers, we purchase catalytic converters or components from suppliers, use them in our manufacturing process, and sell them as part of the completed system. While our original equipment customers assume the risk of this volatility, it impacts our reported revenue. Excluding pass-through catalytic converter sales removes this impact. We have not reflected any currency impact in the 2002 table since this is the base period for measuring the effects of currency during 2003 on our operations. We use this information to analyze the trend in our revenues before these factors. We believe investors find this information useful in understanding period to period comparisons in our revenues.

                                                            THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                -------------------------------------------------------------
                                                                                  PASS-THROUGH     REVENUES
                                                                                     SALES        EXCLUDING
                                                                      REVENUES     EXCLUDING     CURRENCY AND
                                                           CURRENCY   EXCLUDING     CURRENCY     PASS-THROUGH
                                                REVENUES    IMPACT    CURRENCY       IMPACT         SALES
                                                --------   --------   ---------   ------------   ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control................................    $ 78       $ --       $ 78          $ --           $ 78
  Emissions Control...........................      45         --         45            --             45
                                                  ----       ----       ----          ----           ----
       Total North America Aftermarket........     123         --        123            --            123
North America Original Equipment
  Ride Control................................     102         --        102            --            102
  Emissions Control...........................     227          5        222            67            155
                                                  ----       ----       ----          ----           ----
       Total North America Original
          Equipment...........................     329          5        324            67            257
          Total North America.................     452          5        447            67            380
Europe Aftermarket
  Ride Control................................      45          7         38            --             38
  Emissions Control...........................      47          7         40            --             40
                                                  ----       ----       ----          ----           ----
       Total Europe Aftermarket...............      92         14         78            --             78
Europe Original Equipment
  Ride Control................................      65          8         57            --             57
  Emissions Control...........................     187         26        161            52            109
                                                  ----       ----       ----          ----           ----
       Total Europe Original Equipment........     252         34        218            52            166
          Total Europe........................     344         48        296            52            244
Asia..........................................      42         --         42            15             27
South America.................................      31          2         29             4             25
Australia.....................................      45          9         36             4             32
                                                  ----       ----       ----          ----           ----
          Total Other.........................     118         11        107            23             84
                                                  ----       ----       ----          ----           ----
Total Tenneco Automotive......................    $914       $ 64       $850          $142           $708
                                                  ====       ====       ====          ====           ====

                                                            THREE MONTHS ENDED SEPTEMBER 30, 2002
                                              -----------------------------------------------------------------
                                                                                   PASS-THROUGH      REVENUES
                                                                                      SALES         EXCLUDING
                                                                      REVENUES      EXCLUDING      CURRENCY AND
                                                          CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                              REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                              --------    --------    ---------    ------------    ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control..............................    $ 80        $--         $ 80           $ --            $ 80
  Emissions Control.........................      49         --           49             --              49
                                                ----        ---         ----           ----            ----
     Total North America Aftermarket........     129         --          129             --             129
North America Original Equipment
  Ride Control..............................     101         --          101             --             101
  Emissions Control.........................     236         --          236             74             162
                                                ----        ---         ----           ----            ----
     Total North America Original
       Equipment............................     337         --          337             74             263
          Total North America...............     466         --          466             74             392
Europe Aftermarket
  Ride Control..............................      39         --           39             --              39
  Emissions Control.........................      47         --           47             --              47
                                                ----        ---         ----           ----            ----
       Total Europe Aftermarket.............      86         --           86             --              86
Europe Original Equipment
  Ride Control..............................      46         --           46             --              46
  Emissions Control.........................     173         --          173             56             117
                                                ----        ---         ----           ----            ----
       Total Europe Original Equipment......     219         --          219             56             163
          Total Europe......................     305         --          305             56             249
  Asia......................................      30         --           30              9              21
  South America.............................      24         --           24              2              22
  Australia.................................      31         --           31              2              29
                                                ----        ---         ----           ----            ----
          Total Other.......................      85         --           85             13              72
                                                ----        ---         ----           ----            ----
Total Tenneco Automotive....................    $856        $--         $856           $143            $713
                                                ====        ===         ====           ====            ====

     Revenues from our North American operations decreased $14 million in the third quarter of 2003 compared to last year's third quarter reflecting lower sales generated from both the original equipment and aftermarket businesses. Total North American OE revenues decreased two percent to $329 million in the third quarter of this year due to decreased volumes and pass-through sales in the emission control product line. Pass-through emission control sales decreased nine percent to $67 million in the current quarter. OE emission control revenues were down four percent in the quarter, while OE ride control revenues increased two percent. Total OE revenues, excluding pass-through sales, decreased less than one percent in the third quarter, while North American light vehicle production decreased approximately five percent from the third quarter a year ago. Our revenue decline was less than the build rate decline primarily due to our strong position on top-selling platforms with General Motors and Nissan. Aftermarket revenues for North America were $123 million in the third quarter of 2003, representing a decrease of five percent compared to the same period in the prior year. Aftermarket ride control revenues decreased $2 million or two percent in the third quarter, primarily as a result of a weak economy. Aftermarket emission control revenues declined nine percent in the third quarter reflecting the continued overall market decline in the emission control business and the longer lives of exhaust components due to the OE's use of stainless steel, which reduces aftermarket replacement rates.

     Our European segment's revenues increased $39 million or 12 percent in the third quarter of 2003 compared to last year's third quarter. Total OE revenues were $252 million, up 15 percent from the third quarter of last year. OE emission control revenues increased eight percent in the third quarter of 2003 to $187 million from $173 million the prior year's third quarter. Excluding a $4 million decrease in pass-through sales and a $26 million increase due to strengthening currency, OE emission control revenues decreased seven percent in the third quarter of 2003 compared to the last year's third quarter. This was consistent with the change in European production levels, which decreased approximately five percent from the third quarter a year ago. OE ride control revenues increased to $65 million or up 40 percent from $46 million a year ago.

Excluding an $8 million benefit from currency appreciation, OE ride control revenues increased 22 percent. Our OE ride control revenues increased despite the overall decline in the European build rate primarily due to stronger sales on new platform launches with Volkswagen and Ford. European aftermarket sales were $92 million in the third quarter of this year compared to $86 million in last year's third quarter. Excluding $14 million attributable to currency appreciation, European aftermarket revenues declined nine percent. Ride control aftermarket revenues, excluding the impact of currency, decreased only three percent reflecting the continued positive impact of the Monroe Reflex(R) introduction in the second quarter of last year. Additionally, aftermarket emission control revenues were lower as a result of the now standard use of longer lasting stainless steel by OE manufacturers. Excluding the impact of currency, European aftermarket emission control revenues declined 14 percent from the prior year.

     Revenues from our Other operations, which include South America, Australia and Asia, increased $33 million to $118 million in the third quarter of 2003 as compared to $85 million in the prior year. Higher OE volumes and increased pass-through sales drove increased revenues of $12 million at our Asian operations. In Australia, strong OE volumes and strengthening currency increased revenues by 41 percent. Excluding $9 million attributable to currency appreciation, Australian revenues increased by 14 percent. South American revenues were up $7 million on strengthening currency and increased OE volumes.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

                                                                 THREE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                                --------------
                                                                2003      2002    CHANGE
                                                                ----      ----    ------
                                                                       (MILLIONS)
North America...............................................    $32       $36      $(4)
Europe......................................................     (3)       (1)      (2)
Other.......................................................      9         5        4
                                                                ---       ---      ---
                                                                $38       $40      $(2)
                                                                ===       ===      ===

     The EBIT results shown in the preceding table include the following items, discussed below under "Restructuring Charges" and "Liquidity and Capital Resources--Capitalization", which have an effect on the comparability of EBIT results between periods:

                                                                 THREE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                                --------------
                                                                2003      2002
                                                                ----      ----
                                                                  (MILLIONS)
North America
  Restructuring-related expenses............................    $--       $ 1
Europe
  Restructuring-related expenses............................      1         2

     EBIT for North American operations decreased to $32 million in the third quarter of 2003 from $36 million one year ago driven primarily by lower sales volumes and timing of marketing and promotional spending in the aftermarket. Lower aftermarket volumes reduced EBIT by $5 million. Also reducing EBIT in the current quarter was $4 million of marketing and promotional spending in the aftermarket. In contrast to last year, we have allocated some promotional spending to the fall of this year to try to extend the selling season. These decreases were partially offset by OE manufacturing efficiencies of $3 million and lower restructuring related expenses. Included in 2002's third quarter EBIT was $1 million in restructuring-related expenses. There were no restructuring-related expenses in 2003's third quarter.

     Our European segment's EBIT decreased $2 million to a loss of $3 million in the third quarter of 2003. Higher OE ride control volumes contributed $3 million to EBIT. Also contributing to EBIT in the current quarter were $4 million in manufacturing efficiencies primarily in OE emission control and currency appreciation of $1 million. These increases were more than offset by lower aftermarket volumes that reduced EBIT by $5 million. In addition, as a result of our inventory reduction programs, EBIT was reduced by $4 million. This EBIT decrease was the result of inventory absorption costs--fixed manufacturing costs that we continued to incur in spite of the lower production levels necessary to drive inventory down. Because of the lower production levels, a greater portion of fixed manufacturing costs were recognized in the income statement rather than allocated to inventory balances. Also negatively impacting EBIT in the current quarter were lower OE emission control volumes. Included in 2003's third quarter EBIT was $1 million in restructuring-related expenses. Included in 2002's third quarter EBIT was $2 million of restructuring-related expenses.

     EBIT for our Other operations increased $4 million in the third quarter of 2003 to $9 million compared to $5 million in the third quarter of 2002. Higher OE revenues, favorable currency exchange rates and manufacturing efficiencies drove the improvement.

EBIT AS A PERCENTAGE OF REVENUE

                                                                 THREE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                                --------------
                                                                2003     2002
                                                                -----    -----
North America...............................................      7 %      8%
Europe......................................................     (1)%     --%
Other.......................................................      8 %      6%
  Total Tenneco Automotive..................................      4 %      5%

     In North America, EBIT as a percentage of revenue declined one percent primarily due to lower OE and aftermarket volumes and higher marketing and promotional spending. In Europe, EBIT margins also declined one percent in the third quarter, as lower aftermarket volumes and higher absorption costs more than offset OE manufacturing efficiencies, currency appreciation and lower restructuring-related expenses. EBIT as a percentage of revenue for our Other operations increased two percent. The increase was primarily driven by stronger OE revenues and, to a lesser extent, favorable currency exchange rates and manufacturing efficiencies.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $34 million during the third quarter of 2003. Interest expense includes a $2 million reduction related to the write-off of debt issuance costs associated with the 10 1/4 percent bonds issued in June 2003. Also, interest expense was higher by approximately $4 million related to the new senior bonds issued in June. Offsetting this increase were lower interest rates and balances on our variable rate debt and the termination of our three-year floating to fixed interest rate swap agreement that expired on February 3, 2003. See more detailed explanations on our debt structure in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

INCOME TAXES

     Income taxes were a benefit of $2 million for the quarter ended September 30, 2003, compared to a benefit of $2 million for the quarter ended September 30, 2002. The third quarter 2003 included a tax benefit of $3 million, which occurred as we adjusted our tax accruals based on the tax returns filed in the quarter. The effective tax rate including the $3 million benefit was a negative 53 percent. Excluding the $3 million benefit our effective tax rate was 40 percent. The effective tax rate for the third quarter of 2002 was 40 percent.

EARNINGS PER SHARE

     We reported earnings per diluted common share of $0.10 for the third quarter of 2003, compared to $0.13 per diluted share for the third quarter of 2002. Included in the results for the third quarter of 2003 are the negative impacts from expenses related to our restructuring activities, the reduction related to the write-off of debt issuance costs and a tax benefit as we adjusted our tax accruals based on tax returns filed in the quarter. The net impact of these items increased earnings per diluted share by $0.09. Included in the results for the third quarter 2002 are the negative impacts from expenses related to our restructuring activities and a tax benefit related to a change in the effective tax rate for 2002. In total, these items improved earnings per diluted common share by $0.02. You should also read Note 8 to the financial statements for more detailed information on earnings per share.

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

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. Project Genesis involved closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The closed facilities include an emissions control aftermarket plant and an aftermarket distribution operation in Europe, a ride control plant in Europe, an engineering center in Europe, one building at an emissions control plant complex in North America, a technology facility in North America, an exhaust manufacturing facility in North America, and our London-based treasury office. In the fourth quarter of 2001, we recorded pre-tax charges related to Project Genesis of $27 million. Within the statement of income (loss), $23 million of the pre-tax charge was reflected in cost of sales, while $4 million was included in selling, general and administrative expenses. These charges were comprised of $18 million in severance and $9 million for equipment lease cancellation, asset impairment and other restructuring costs to close the eight facilities. We wrote down the assets at locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We also recorded a pre-tax charge of $4 million in cost of sales related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. The aftermarket parts were written down to their estimated scrap value, less costs to sell. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter for the value mapping and rearrangement of one of our emission control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $0.81 per diluted common share. As of September 30, 2003, we have eliminated 974 positions in connection with Project Genesis. Additionally, we are executing this plan more efficiently than originally anticipated and as a result in the fourth quarter of 2002 reduced our reserves related to this restructuring activity by $6 million which was recorded in cost of sales. We expect to complete all remaining restructuring activities related to Project Genesis in 2003.

     We incurred other costs in the first nine months of 2003 of $6 million for moving and rearrangement activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for those actions.

     Including the costs incurred in 2002 of $11 million, we have incurred a total of $17 million for moving and rearrangement activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for these actions.

     In the first quarter of 2003, we incurred severance costs of $1 million associated with eliminating 17 salaried positions through selective layoffs and an early retirement program. Additionally, 93 hourly positions were eliminated through selective layoffs in the quarter. These reductions were done to reduce ongoing labor costs in North America. This charge was primarily recorded in cost of sales.

     To date we have generated about $26 million of savings from Project Genesis. About $6 million of savings was related to closing the eight facilities, about $13 million of savings was related to value mapping and plant arrangement and about $7 million of savings was related to relocating production among facilities and centralizing some functional areas. To date, there have been no significant deviations from planned savings. When complete, we expect that the series of restructuring actions initiated in the fourth quarter of 2001 will generate annualized savings of $30 million. About $7 million of the expected savings should be generated by closing the eight facilities, about $13 million of the expected savings should be generated by improving process flow and efficiency through value mapping and plant arrangement and about $10 million of the expected savings will be generated by relocating production among facilities and centralizing some functional areas.

     Amounts related to the reserves we have established regarding activities that are part of our restructuring plans are as follows:

                         DECEMBER 31, 2002        2003           2003      CHARGED TO    IMPACT OF    SEPTEMBER 30, 2003
                           RESTRUCTURING      RESTRUCTURING      CASH        ASSET       EXCHANGE       RESTRUCTURING
                              RESERVE            CHARGE        PAYMENTS     ACCOUNTS       RATES           RESERVE
                         -----------------    -------------    --------    ----------    ---------    ------------------
                                                                   (MILLIONS)
Severance............           $ 9                $ 1           $(8)         $--           $ 2              $ 4
Asset Impairment.....            --                 --            --           --            --               --
Other................            --                 --            --           --            --               --
                                ---                ---           ---          ---           ---              ---
                                $ 9                $ 1           $(8)         $--           $ 2              $ 4
                                ===                ===           ===          ===           ===              ===

     Under the terms of an amendment to our senior credit agreement that took effect on March 13, 2002, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives over the 2002-2004 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. As of September 30, 2003, we have excluded $17 million of the $60 million available under the terms of the amendment. In addition to the announced actions, we continue to evaluate additional opportunities to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution, and manufacturing footprint for the future. There can be no assurances however, that we will undertake additional restructuring actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee, and if the costs of the plans exceed the amount previously approved by our senior lenders, could require approval by our senior lenders. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

     In October of 2003 we announced the closure of an emission control manufacturing facility in Birmingham, U.K. Approximately 130 employees will be eligible for severance benefits in accordance with union contracts and U.K. legal requirements. Charges related to this closing are not expected to exceed $5 million. This action is in addition to the plant closures announced in Project Genesis in the fourth quarter of 2001.

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

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At September 30, 2003, we had $14 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels. We have not experienced any material losses on arrangements where we have a contractual guarantee of reimbursement from our customers.

     We have a U.S. Federal tax net operating loss ("NOL") carryforward at September 30, 2003, of $520 million, which will expire in varying amounts from 2018 to 2023. The federal tax effect of that NOL is $182 million, and is recorded as an asset on our balance sheet at September 30, 2003. We estimate, based on available evidence, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and upon strategies available to accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of September 30, 2003, we believe that there has been a significant change in our ownership, but not a majority change, since the 1999 spin-off of Pactiv.

     We utilize the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If our compensation costs for our stock-based compensation plans were determined using the fair value method of accounting as provided in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," we estimate that our pro-forma net income (loss) and earnings per share would be lower by approximately $1 million or $.03 per diluted share for the nine months ended September 30, 2003 and by $1 million or $.03 per diluted share for the nine months ended September 30, 2002. You should also read Note 7 to the financial statements.

CHANGES IN ACCOUNTING PRINCIPLES

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changed the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142 in January 2002. Under the provisions of SFAS No. 142, we were required to perform an impairment analysis on the balance of goodwill at January 1, 2002. The fair value of our reporting units used in determining the goodwill impairment was computed using the present value of expected future cash flows. As a result of this analysis, we determined that goodwill associated with our North American original equipment ride control and European aftermarket operations was impaired. As a result, a charge of $218 million, net of taxes of $6 million, was recorded in the first quarter of 2002 as a cumulative effect of a change in accounting principle. The balance of unamortized goodwill was $191 million at September 30, 2003. We are required to test this balance for impairment on an annual basis.

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, are as follows:

                                                            NORTH AMERICA   EUROPE   OTHER   TOTAL
                                                            -------------   ------   -----   -----
                                                                          (MILLIONS)
Balance at 12/31/02.......................................      $136         $18      $31    $185
Translation adjustment....................................         1           1        4       6
                                                                ----         ---      ---    ----
Balance at 9/30/03........................................      $137         $19      $35    $191
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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123," which provided alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amended the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 7 to our financial statements for this information for the third quarter.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This interpretation was effective immediately for variable interest entities created after January 31, 2003 and effective December 15, 2003 for variable interest entities created before February 1, 2003. We do not believe the adoption of FIN 46 will have a material impact on our consolidated financial statements.

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

RESULTS FROM OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the first nine months of 2003 and 2002, including the same reconciliations as are presented above for the first three months of 2003 and 2002. See "Results from

Operations for the Three Months Ended September 30, 2003 and 2002" for a description of why we present, and how we use, these reconciliations.

                                                            NINE MONTHS ENDED SEPTEMBER 30, 2003
                                             ------------------------------------------------------------------
                                                                                   PASS-THROUGH      REVENUES
                                                                                      SALES         EXCLUDING
                                                                      REVENUES      EXCLUDING      CURRENCY AND
                                                         CURRENCY    EXCLUDING       CURRENCY      PASS-THROUGH
                                             REVENUES     IMPACT      CURRENCY        IMPACT          SALES
                                             --------    --------    ----------    ------------    ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control.............................   $  240       $ --        $  240          $ --           $  240
  Emissions Control........................      127         --           127            --              127
                                              ------       ----        ------          ----           ------
       Total North America Aftermarket.....      367         --           367            --              367
North America Original Equipment
  Ride Control.............................      336         --           336            --              336
  Emissions Control........................      731         10           721           229              492
                                              ------       ----        ------          ----           ------
       Total North America Original
          Equipment........................    1,067         10         1,057           229              828
          Total North America..............    1,434         10         1,424           229            1,195
Europe Aftermarket
  Ride Control.............................      133         23           110            --              110
  Emissions Control........................      137         23           114            --              114
                                              ------       ----        ------          ----           ------
       Total Europe Aftermarket............      270         46           224            --              224
Europe Original Equipment
  Ride Control.............................      186         28           158            --              158
  Emissions Control........................      621         97           524           166              358
                                              ------       ----        ------          ----           ------
       Total Europe Original Equipment.....      807        125           682           166              516
          Total Europe.....................    1,077        171           906           166              740
Asia.......................................      118         --           118            42               76
South America..............................       86         (7)           93             9               84
Australia..................................      118         20            98            11               87
                                              ------       ----        ------          ----           ------
          Total Other......................      322         13           309            62              247
                                              ------       ----        ------          ----           ------
Total Tenneco Automotive...................   $2,833       $194        $2,639          $457           $2,182
                                              ======       ====        ======          ====           ======

                                                           NINE MONTHS ENDED SEPTEMBER 30, 2002
                                             -----------------------------------------------------------------
                                                                                  PASS-THROUGH      REVENUES
                                                                                     SALES         EXCLUDING
                                                                     REVENUES      EXCLUDING      CURRENCY AND
                                                         CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                             REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                             --------    --------    ---------    ------------    ------------
                                                                        (MILLIONS)
North America Aftermarket
  Ride Control.............................   $  256       $ --       $  256          $ --           $  256
  Emissions Control........................      147         --          147            --              147
                                              ------       ----       ------          ----           ------
       Total North America Aftermarket.....      403         --          403            --              403
North America Original Equipment
  Ride Control.............................      315         --          315            --              315
  Emissions Control........................      754         --          754           249              505
                                              ------       ----       ------          ----           ------
       Total North America Original
          Equipment........................    1,069         --        1,069           249              820
          Total North America..............    1,472         --        1,472           249            1,223
Europe Aftermarket
  Ride Control.............................      111         --          111            --              111
  Emissions Control........................      130         --          130            --              130
                                              ------       ----       ------          ----           ------
       Total Europe Aftermarket............      241         --          241            --              241
Europe Original Equipment
  Ride Control.............................      136         --          136            --              136
  Emissions Control........................      521         --          521           160              361
                                              ------       ----       ------          ----           ------
       Total Europe Original Equipment.....      657         --          657           160              497
          Total Europe.....................      898         --          898           160              738
Asia.......................................       77         --           77            26               51
South America..............................       78         --           78             7               71
Australia..................................       88         --           88             4               84
                                              ------       ----       ------          ----           ------
          Total Other......................      243         --          243            37              206
                                              ------       ----       ------          ----           ------
Total Tenneco Automotive...................   $2,613       $ --       $2,613          $446           $2,167
                                              ======       ====       ======          ====           ======

     Revenues from our North American operations decreased $38 million in the first nine months of 2003 compared to last year's first nine months reflecting lower sales primarily from the aftermarket business. Total North American OE revenues were flat at $1,067 million in the first nine months of this year as higher ride control volumes were offset by lower emission control volumes. Pass-through emission control sales decreased eight percent to $229 million in the first nine months of 2003. OE emission control revenues were down three percent in the first nine months of 2003 as compared to the prior year. Adjusted for pass-through sales OE emission control sales were down less than one percent from the prior year. OE ride control revenues for the first nine months of 2003 increased seven percent from the prior year. Total OE revenues, excluding pass-through sales, increased two percent in the first nine months of 2003, while North American light vehicle production decreased approximately four percent from the first nine months one year ago. We experienced this improvement despite the build rate decline primarily due to our strong position on top-selling platforms with General Motors, Ford, Honda and Nissan. Aftermarket revenues for North America were $367 million in the first nine months of 2003, representing a decrease of nine percent compared to the same period in the prior year. Aftermarket ride control revenues decreased $16 million or six percent in the first nine months of 2003, as a result of a weak economy and lower initial orders related to new customer additions in 2003 compared to the prior year. Aftermarket emission control revenues declined 13 percent in the first nine months of 2003 compared to 2002 reflecting the continued overall market decline in the emission control business and the longer lives of exhaust components due to the OE's use of stainless steel, which reduces aftermarket replacement rates.

     Our European segment's revenues increased $179 million or 20 percent in the first nine months of 2003 compared to last year's first nine months. Total OE revenues were $807 million, up 23 percent from the first nine months of last year. OE emission control revenues in the first nine months increased 19 percent to $621 million from $521 million in the prior year. Excluding a $6 million increase in pass-through sales and a

$97 million increase due to strengthening currency, OE emissions control revenues decreased less than one percent over the first nine months of 2002. This was a slight improvement from the change in European production levels, which decreased approximately one percent from the first nine months one year ago. Strong volumes on Volkswagen, General Motors and Volvo platforms slightly offset the general market decline. OE ride control revenues in the first nine months increased to $186 million or up 36 percent from $136 million a year ago. Excluding a $28 million benefit from currency appreciation, OE ride control revenues increased 16 percent. We experienced this revenue increase despite the decline in the European build rate due to stronger sales on existing platforms with Volkswagen, Ford and PSA. European aftermarket sales were $270 million in the first nine months of this year compared to $241 million in last year's first nine months. Excluding $46 million attributable to currency appreciation, European aftermarket revenues declined seven percent in the first nine months compared to last year's first nine months. Ride control aftermarket revenues, excluding the impact of currency, were down less than one percent compared to the prior year, reflecting the continued positive impact of the Monroe Reflex(R) introduction in the second quarter of last year. Additionally, aftermarket emission control revenues were lower as a result of the now standard use of longer lasting stainless steel by OE manufacturers. Excluding the impact of currency, European aftermarket emission control revenues declined 12 percent from the prior year.

     Revenues from our Other operations, which include South America, Australia and Asia, increased $79 million to $322 million in the first nine months of 2003 as compared to $243 million in the first nine months of the prior year. Higher volumes and increased pass-through sales drove increased revenues of $41 million at our Asian operations. In Australia, stronger OE volumes and strengthening currency increased revenues by 34 percent. Excluding the impact of currency, Australian revenues increased 12 percent. South American revenues were up $8 million primarily as a result of increased OE volumes and a stabilizing currency.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                              2003    2002    CHANGE
                                                              -----   -----   ------
                                                               (MILLIONS)
North America...............................................  $109    $108     $ 1
Europe......................................................     7      15      (8)
Other.......................................................    20      15       5
                                                              ----    ----     ---
                                                              $136    $138     $(2)
                                                              ====    ====     ===

     The EBIT results shown in the preceding table include the following items, discussed above under "Restructuring Charges" and below under "Liquidity and Capital Resources--Capitalization", which have an effect on the comparability of EBIT results between periods:

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              --------------
                                                              2003     2002
                                                              -----    -----
                                                                (MILLIONS)
North America
  Restructuring-related expenses............................   $ 2      $ 3
  Restructuring charges.....................................     1       --
  Amendment of senior credit facility.......................    --        1
Europe
  Restructuring-related expenses............................     4        3
  Amendment of senior credit facility.......................    --        1
  Gain on sale of York, U.K. facility.......................    --       11

     EBIT for North American operations increased to $109 million in the first nine months of 2003 from $108 million one year ago driven by higher volumes in our OE ride control segment, which increased EBIT by $4 million, and OE manufacturing efficiencies, which added $6 million to EBIT in the first nine months of 2003 compared to the prior year. The North American aftermarket volume decreases in both product lines reduced EBIT by $19 million, but were partially offset by lower selling, general and administrative costs including $7 million in lower year over year changeover expenses. North American EBIT was also reduced by $1 million as a result of our inventory reduction programs. This EBIT decrease was the result of inventory absorption costs--fixed manufacturing costs that the company continued to incur in spite of the lower production levels necessary to drive inventory down. Because of the lower production levels, a greater portion of fixed manufacturing costs were recognized in the income statement rather than allocated to inventory balances. Included in North America's 2003 EBIT for the first nine months was $3 million in restructuring and restructuring-related expenses. Included in 2002's EBIT for the first nine months were $3 million in restructuring-related expenses and $1 million related to amending the senior credit facility.

     Our European segment's EBIT was $7 million for the first nine months of 2003, down $8 million from $15 million in the first nine months of 2002. However, included in 2002's first nine months EBIT was an $11 million gain on the sale of our York, U.K. facility, $3 million in restructuring and restructuring-related expenses and $1 million related to amending the senior credit facility. Included in the first nine months of 2003's EBIT were $4 million of restructuring-related expenses. Higher OE volumes in both product lines contributed $6 million to EBIT. Also contributing to EBIT were manufacturing efficiencies of $5 million primarily in OE emission control and currency appreciation of $6 million. Additionally, benefits we are realizing from Project Genesis, which is described further in "Restructuring Charges" in this Management's Discussion and Analysis, added to EBIT. These increases were partially offset by lower aftermarket volumes that reduced EBIT by $8 million. In addition, as a result of our inventory reduction programs, EBIT was reduced by $6 million due to higher absorption costs.

     EBIT for our Other operations increased $5 million to $20 million in the first nine months of 2003 compared to the same nine months one year ago. Higher OE revenues and favorable currency exchange rates drove the improvement.

EBIT AS A PERCENTAGE OF REVENUE

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                              2003     2002
                                                              ----     ----
North America...............................................   8%       7%
Europe......................................................   1%       2%
Other.......................................................   6%       6%
       Total Tenneco Automotive.............................   5%       5%

     In North America, EBIT as a percentage of revenue for the first nine months of 2003 increased one percent compared to the prior year. Higher OE ride control volumes and manufacturing efficiencies more than offset lower aftermarket volumes. In Europe, EBIT margins for the first nine months decreased one percent compared to the prior year. OE volume increases, manufacturing efficiencies, restructuring savings and currency appreciation in the current quarter partially replaced a one-time gain from the prior year and lower aftermarket volumes. EBIT as a percentage of revenue for our Other operations remained flat as compared to the prior year.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $103 million during the first nine months of 2003 compared to $108 million during the same period in 2002. The current year's interest expense includes $3 million for the write-off of senior debt issuance costs that were deferred on the senior debt that we partially paid with the proceeds of our $350 million bond offering in June of 2003. Additionally, we incurred approximately

$4 million in higher interest costs related to the bond offering. Offsetting this increase was lower interest rates on our variable rate debt and the termination of our three-year floating to fixed interest rate swap agreement that expired on February 3, 2003. See more detailed explanations on our debt structure, including the $350 million bond offering in June 2003 and its anticipated impact on our interest expense, in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

INCOME TAXES

     Income taxes were a benefit of $1 million for the first nine months of 2003, compared to a $6 million expense for the first nine months of 2002. The first nine months of 2003 included benefits of $14 million, including book to return adjustments and settlement of prior year tax issues on a more favorable basis than originally anticipated. The effective tax rate for the first nine months of 2003 including the $14 million benefit was a negative two percent. Excluding the $14 million benefit our effective tax rate was 40 percent. The first nine months of 2002 included a benefit of $6 million related primarily to lower-than-expected costs for withholding taxes related to foreign operations. The lower cost of tax withholding for the first quarter 2002 tax repatriation transaction resulted from an amendment to our bank agreement allowing a more tax efficient transaction to be completed. The effective tax rate for the first nine months of 2002 including the $6 million benefit was 18 percent. Excluding the $6 million benefit our effective tax rate was 40 percent.

EARNINGS PER SHARE

     We reported earnings, before cumulative effect of change in accounting principle, per diluted common share of $0.70 for the first nine months of 2003, compared to $0.53 per diluted share for the first nine months of 2002. Included in the results for the first nine months of 2003 are the negative impacts from expenses related to our restructuring activities, the write-off of debt issuance costs relating to the bond transaction in June of 2003 and tax benefits for the resolution of several audit issues. The net impact of these items increased earnings per diluted share by $0.20. Included in the results for the first nine months of 2002 are the negative impacts from expenses related to our restructuring activities, costs related to amending the senior credit facility, a tax benefit for lower withholding on foreign repatriation of earnings and the gain on the sale of our York, U.K. facility. In total, these items improved earnings per diluted common share by $0.19. You should also read Note 8 to the financial statements for more detailed information on earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                2003            2002       % CHANGE
                                                            -------------   ------------   --------
                                                                     (MILLIONS)
Short term debt and current maturities....................     $   18          $  228        (92)%
Long term debt............................................      1,386           1,217         14
                                                               ------          ------        ---
Total debt................................................      1,404           1,445         (3)
                                                               ------          ------        ---
Total minority interest...................................         21              19         11
Common shareholders' equity...............................         17             (94)       118
                                                               ------          ------        ---
Total capitalization......................................     $1,442          $1,370          5
                                                               ======          ======        ===

     The year-to-date increase in shareholders' equity primarily results from a $4 million increase in the fair market value of our interest rate swaps, which expired in February 2003, and $76 million related to the translation of foreign balances into U.S. dollars. In addition, net income and premium on common stock issued pursuant to benefit plans contributed $32 million to the increase in shareholders' equity. Although our book equity balance was near zero at September 30, 2003, it should not affect our business operations. We have no debt covenant ratios that are based upon our book equity and there are no other agreements that are adversely impacted by our relatively low book equity.

     Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, as well as our revolving credit facility, decreased by $210 million during the first nine months of 2003. Of the $210 million, $89 million is the result of a $93 million decrease in the current portion of long-term obligations resulting from the June 2003 repayment of some of our long-term obligations offset by a $4 million increase in short-term debt on foreign subsidiaries. In addition, we decreased our borrowings by approximately $121 million during the first nine months of 2003 under our revolving credit facility. There were no borrowings outstanding under our revolving credit facility as of September 30, 2003. Borrowings outstanding under our revolving credit facility were $51 million as of September 30, 2002. The overall increase in long-term debt resulted from the issuance of new long-term debt as described below, offset by payments made on outstanding long-term debt.

     Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions, which was $964 million at September 30, 2003. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. We entered into an agreement to amend this facility on October 20, 2000 to (i) relax the financial covenant ratios beginning in the fourth quarter of 2000, (ii) exclude up to $80 million of cash charges and expenses related to cost reduction initiatives from the calculation of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") used in our financial covenant ratios through 2001 and (iii) make certain other technical changes. In exchange for these amendments, we agreed to certain interest rate increases, lowered our capital expenditure limits and paid an aggregate fee of about $3 million.

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

     In June 2003, we issued $350 million of 10 1/4 percent senior secured notes in a private placement. The notes have a final maturity date of July 15, 2013. The notes accrue interest from June 19, 2003 with a first interest payment date of January 15, 2004. The notes are senior secured obligations and rank equally in right of payment with our existing and future senior debt and rank senior in right of payment to all of our existing and future subordinated debt. The notes are jointly and severally guaranteed by all of our domestic subsidiaries that also guarantee our senior credit facility. These guarantees are senior obligations of our subsidiary guarantors. The notes and guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our and our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. In October 2003, we completed an offer to exchange all of the notes issued in the June 2003 private placement for a like amount of the 10 1/4 percent senior secured notes, with substantially identical terms, which had been registered under the Securities Act of 1933.

     We can redeem some or all of the notes at any time after July 15, 2008. We can also redeem up to 35 percent aggregate principal amount of the notes using the proceeds of certain equity offerings completed before July 15, 2006. If we sell certain of our assets or experience specific kinds of changes in control, we must offer to repurchase the notes.

     We received net proceeds in the second quarter from the offering of the notes, after deducting underwriting discounts and commissions and our expenses, of $338 million. We used the net proceeds of the offering to repay outstanding amounts under our senior credit facility as follows: (i) first, to prepay $199 million on the term loan A due November 4, 2005, (ii) second, to prepay $52 million on the term loans B and C due November 4, 2007 and May 4, 2008, respectively, and (iii) third, to prepay outstanding borrowings of $87 million under the revolving credit portion of our senior credit facility without reducing the commitments from $450 million.

     We incurred $13 million in fees associated with the transaction which will be amortized over the term of the senior secured notes. After giving effect to the use of proceeds we expect the offering will increase annual interest expense by approximately $19 million. In addition, we expensed approximately $3 million of existing deferred debt issuance costs as a result of retiring a portion of the term loans under the senior credit facility.

     In connection with issuing $350 million of 10 1/4 percent senior secured notes due July 15, 2013, we amended the senior credit facility for the fourth time effective May 29, 2003. The fourth amendment allowed us to incur debt secured by a second lien on our U.S. assets and to have that debt guaranteed by our major U.S. subsidiaries. The amendment also allowed us to use a portion of the proceeds from the new senior secured notes to repay outstanding borrowings under the revolving credit facility, without having to reduce the $450 million size of the revolving credit facility, and to prepay the term loans under the senior credit facility on a non pro-rata basis with the remaining net proceeds from the notes. In exchange for these amendments, we agreed to pay an aggregate sum of $1 million to consenting lenders. We also incurred legal, advisory and other costs related to the amendment process of $1 million. These costs were included in the capitalized debt issuance costs.

     The senior secured credit facility, as amended effective May 29, 2003 (and after giving effect to the use of proceeds from the bond offering described above on June 19, 2003), consists of: (i) a $450 million revolving credit facility with a final maturity date of November 4, 2005; (ii) a $44 million term loan with a final maturity date of November 4, 2005; (iii) a $235 million term loan with a final maturity date of November 4, 2007; and (iv) a $235 million term loan with a final maturity date of May 4, 2008. Quarterly principal repayment installments on each term loan began October 1, 2001. As of September 30, 2003, borrowings under the facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 350 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 400 basis points for the term loan maturing November 4, 2007 and 425 basis points for the term loan maturing May 4, 2008; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 250 basis points for the revolving credit facility and the term loan maturing November 4, 2005, 300 basis points for the term loan maturing November 4, 2007 and 325 basis points for the term loan maturing May 4, 2008. We also pay a commitment fee of 50 basis points on the unused portion of the revolving credit facility. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and the term loan maturing

November 4, 2005 and fees paid on letters of credit issued under our revolving credit facility are subject to adjustment based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. Our consolidated leverage ratio declined below 4.50 as of September 30, 2003; therefore, the interest margins for borrowings under our revolving credit facility and on our term loan maturing November 4, 2005, and fees paid on letters of credit issued under our revolving credit facility, will decrease by 25 basis points beginning in the fourth quarter of 2003. Our senior secured credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

     The amended senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratios (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratios (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratios (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) at the end of each period indicated. The financial ratios required under the amended senior credit facility and, in the case of the first three quarters of 2003, the actual ratios we achieved are shown in the following tables:

                                                                QUARTER ENDING
                                           --------------------------------------------------------
                                            MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                              2003          2003           2003            2003
                                           -----------   -----------   -------------   ------------
                                           REQ.   ACT.   REQ.   ACT.   REQ.    ACT.      REQUIRED
                                           ----   ----   ----   ----   -----   -----   ------------
Leverage Ratio (maximum)................   5.75   4.35   5.50   4.56   5.25    4.32        5.00
Interest Coverage Ratio (minimum).......   1.65   2.31   1.75   2.33   1.80    2.54        1.95
Fixed Charge Coverage Ratio (minimum)...   0.80   1.31   0.90   1.32   0.95    1.46        1.00

                                                                     QUARTER ENDING
                                                   ---------------------------------------------------
                                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                     2004        2004         2004            2004
                                                   ---------   --------   -------------   ------------
Leverage Ratio (maximum).........................    4.75        4.50         4.25            4.00
Interest Coverage Ratio (minimum)................    2.10        2.20         2.25            2.35
Fixed Charge Coverage Ratio (minimum)............    1.15        1.25         1.35            1.45

                                                                 QUARTER ENDING
                                         ---------------------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           2005        2005         2005            2005       2006-2008
                                         ---------   --------   -------------   ------------   ---------
Leverage Ratio (maximum)...............    3.50        3.50         3.50            3.50         3.50
Interest Coverage Ratio (minimum)......    3.00        3.00         3.00            3.00         3.00
Fixed Charge Coverage Ratio
  (minimum)............................    1.75        1.75         1.75            1.75         1.75

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions described above); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends; (vii) mergers and consolidations; and (viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of September 30, 2003, we were in compliance with both the financial covenants (as indicated above) and operational restrictions of the facility.

     Our outstanding debt also includes $500 million of 11 5/8 percent senior subordinated notes due October 15, 2009 and the $350 million of 10 1/4 percent senior secured notes due July 15, 2013 described above. The senior subordinated debt and senior secured debt indentures both require that we, as a condition to incurring certain types of indebtedness not otherwise permitted, maintain an interest coverage ratio of not less than 2.25. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; and (v) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our and our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries will secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of September 30, 2003, we were in compliance with the covenants and restrictions of these indentures.

     In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable. In North America, we have an accounts receivable securitization program with a commercial bank. We sell original equipment and aftermarket receivables on a daily basis under this program. We had sold accounts receivable under this program of $69 million and $66 million at September 30, 2003 and 2002, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2003, this program was amended to extend its term to January 31, 2005 and reduce the size of the program to $50 million. The program has since been amended to increase its size to $75 million with its termination date unchanged at January 31, 2005. We also sell some receivables in our European operations to regional banks in Europe. At September 30, 2003, we had sold $67 million of accounts receivable in Europe up from $54 million at September 30, 2002. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreement would increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreement.

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

     As described above, the revolving portion of our senior credit facility expires in November 2005. We are evaluating potential alternatives to extend or establish a new senior credit facility to ensure the company's continued access to a long-term source of liquidity. Taking advantage of improved conditions in the non-investment grade credit markets, our goal is to complete a transaction in advance of November 2004 when the existing revolving credit facility will become current. We cannot be certain, however, that a commercially reasonable alternative to our existing revolver will be available or that we would be able to execute such a transaction. Any such transaction could involve costs or charges in the period the transaction is executed.

CONTRACTUAL OBLIGATIONS

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments are shown in the following table:

                                                               PAYMENTS DUE IN:
                                              --------------------------------------------------
                                                                                 BEYOND
                                              2003   2004   2005   2006   2007    2007    TOTAL
                                              ----   ----   ----   ----   ----   ------   ------
                                                                  (MILLIONS)
Obligations:
Revolver borrowings.........................  $--    $--    $--    $--    $ --   $   --   $   --
Senior long-term debt.......................   --     --     44     --     235      235      514
Long-term notes.............................   --     --      1     --       1      353      355
Capital leases..............................    1      3      3      3       3        7       20
Subordinated long-term debt.................   --     --     --     --      --      500      500
Short-term debt.............................   15     --     --     --      --       --       15
                                              ---    ---    ---    ---    ----   ------   ------
  Debt and capital lease obligations........   16      3     48      3     239    1,095    1,404
Operating leases............................    7     15     13     10      10        9       64
Capital commitments.........................   25     --     --     --      --       --       25
                                              ---    ---    ---    ---    ----   ------   ------
Total payments..............................  $48    $18    $61    $13    $249   $1,104   $1,493
                                              ===    ===    ===    ===    ====   ======   ======

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

     We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $4 million at both September 30, 2003 and 2002, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

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

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, travel and procurement card programs, and cash management requirements for some of our subsidiaries totaling $42 million. We have also issued $18 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

CASH FLOWS

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              --------------
                                                              2003     2002
                                                              -----   ------
                                                                (MILLIONS)
Cash provided (used) by:
  Operating activities......................................  $162    $ 168
  Investing activities......................................   (84)     (56)
  Financing activities......................................   (59)    (110)

OPERATING ACTIVITIES

     For the nine months ended September 30, 2003, cash flows provided from operating activities was $162 million as compared to $168 million in the prior nine months. The decrease was primarily attributable to reduced year over year working capital improvements. For the first nine months of 2003 cash flow provided from working capital was $10 million as compared to $69 million for the first nine months of 2002. Lower collections of receivables, including factoring balances, higher cash tax payments and the timing of accruals versus payments in the current year as compared to the prior year, are primary drivers to the decrease. Finally, we generated cash from our inventory reduction programs, which increased cash flow from working capital by $32 million over the prior year. Partially offsetting the working capital decrease were higher earnings in the current year.

     In June 2001, we entered into arrangements with two major OE customers in North America under which, in exchange for a discount, payments for product sales are made earlier than otherwise required under existing payment terms. These arrangements reduced accounts receivable by $64 million and $57 million as of September 30, 2003 and 2002, respectively. These arrangements reduced accounts receivable by $40 million at December 31, 2002. In June 2003, we entered into a similar arrangement with a third major OE customer in North America. This arrangement further reduced accounts receivable by $18 million at September 30, 2003. These arrangements can be cancelled at any time.

INVESTING ACTIVITIES

     Cash used for investing activities was $28 million higher in the first nine months of 2003 compared to the same period a year ago. In the first nine months of 2002, we received $17 million in cash from the sale of our York UK facility and also recorded $19 million from a settlement with an OE customer for reimbursement of expenses related to a cancelled platform. Capital expenditures were $83 million in the first nine months of 2003, down $3 million from the $86 million in the first nine months of last year.

FINANCING ACTIVITIES

     Cash flow from financing activities was a $59 million outflow in the first nine months of 2003 compared to an outflow of $110 million in the same period of 2002. The primary reason for the change is attributable to higher short-term borrowings during the first nine months of 2003 as compared to the prior year.

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

     Under the terms of our senior credit facility agreement, we were required to hedge our exposure to floating interest rates by April 2000 so that at least 50 percent of our long-term debt was fixed for a period of at least three years. In February 2000, we hedged $250 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. In April 2000, we hedged an additional $50 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. The hedges that we executed fully satisfied the interest rate hedging requirement of the senior credit facility agreement. The swaps expired in February 2003 and we are not required to renew them. On September 30, 2003, we had $858 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed until October 2009 and $350 million is fixed until July 2013, while the remainder is fixed over periods of 2003 through 2025. There was also $528 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     We estimate that the fair value of our long-term debt at September 30, 2003 was about 102 percent of its book value.

     A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $4 million after tax.

OUTLOOK

     North America light vehicle production continued at a relatively strong pace in 2002. Manufacturer incentives kept consumer purchases higher than estimates at the beginning of the year. Consequently, the 2002 North America light vehicle build rate was an estimated 16.4 million units. Production rates for the first nine months of 2003 weakened slightly to an annualized rate of
15.8 million units or a four percent decline from the prior year. We remain cautious regarding volumes for the remainder of 2003 due to continuing uncertain economic conditions in the U.S. and uncertainty about the willingness of the original equipment manufacturers to continue to support consumer automobile sales through incentives. While fourth quarter production levels are predicted to remain flat to the prior year we expect our North American OE revenues to be softer in the fourth quarter, due to several OE emissions control platform expirations and lower volumes. Currently, industry estimates have heavy duty build rates down approximately two percent compared to 2002. These estimates have improved from the expected decline following the implementation of new emissions standards in October 2002 which caused operators to pull forward some of their truck purchases into 2002. In Europe, new vehicle yearly production rates appear to be down two percent from last year. Our emission control business will continue to be under pressure by these declines in production levels and customer efforts to reduce inventory levels to manage weak demand. We however plan to build on the newly launched OE ride control business. In the global aftermarket, issues that have impacted volumes over the last twelve months will continue to challenge us for the balance of the year. Customer consolidation, longer product replacement cycles, a weaker economy and competition from short-liners in the exhaust business will continue to impact our volumes.

     In July of 2003, we announced a change to our retiree medical benefits program, which will provide participating retirees with continued access to group health coverage while reducing our subsidization of the program. Based on current estimates, we anticipate that this change will decrease our post retirement benefit costs by approximately $7 million after tax annually, beginning in the third quarter of 2003. We realized $1 million of savings from this change in the third quarter of 2003.

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

     As of September 30, 2003, we are designated as a potentially responsible party in three Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $12 million. For each of the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

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

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, participants may elect to defer up to 50 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to 8 percent of the employee's salary. We recorded expense for these matching contributions of approximately $5 million for both the nine months ended September 30, 2003 and 2002. All contributions vest immediately.

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

     (b) Reports on Form 8-K. We filed and/or furnished the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

Current Report on Form 8-K dated July 15, 2003, including pursuant to Item 5 certain information pertaining to our appointment by Ford Motor Company as the full service exhaust supplier for the Ford gas and diesel 2007 model year F-series Super-Duty truck platform.

Current Report on Form 8-K dated July 22, 2003, including pursuant to Items 5 and 12 certain information pertaining to the results of our operations for the second quarter 2003.

Current Report on Form 8-K dated July 30, 2003, including pursuant to Item 5 certain information pertaining to the resignation of Mark McCollum, senior vice president and chief financial officer.

Current Report on Form 8-K dated August 18, 2003, including pursuant to Item 5 certain information pertaining to our appointment by DaimlerChrysler AG as a supplier of advanced emission control systems.

Current Report on Form 8-K dated August 19, 2003, including pursuant to Item 5 certain information pertaining to our earning of the prestigious CIO 100 Award from CIO Magazine.

Current Report on Form 8-K dated September 9, 2003, including pursuant to Item 5 certain information pertaining to our continued expansion in Central and Eastern Europe with the opening of a manufacturing facility in Togliatti, Russia, approximately 1,000 kilometers southeast of Moscow.

Current Report on Form 8-K dated September 10, 2003, including pursuant to Item 5 certain information pertaining to appointment of Kenneth R. Trammell as senior vice president and chief financial officer.

Current Report on Form 8-K dated September 17, 2003, as amended, including pursuant to Item 5 certain information pertaining to the commencement of an offer to exchange up to $350 million principal amount of 10.25% Senior Secured Notes due 2013, which have been registered under the Securities Act of 1933, for a like amount of our existing 10.25% Senior Secured Notes due 2013, which were issued on June 19, 2003 in a private placement.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Automotive Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          TENNECO AUTOMOTIVE INC.

                                          By:    /s/ KENNETH R. TRAMMELL
                                            ------------------------------------
                                                    Kenneth R. Trammell
                                                 Senior Vice President and
                                                  Chief Financial Officer

Dated: November 13, 2003

                               INDEX TO EXHIBITS
                                       TO
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2003

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  2         --   None.
  3.1(a)    --   Restated Certificate of Incorporation of the registrant
                 dated December 11, 1996 (incorporated herein by reference
                 from Exhibit 3.1(a) of the registrant's Annual Report on
                 Form 10-K for the year ended December 31, 1997, File No.
                 1-12387).

  3.1(b)    --   Certificate of Amendment, dated December 11, 1996
                 (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997, File No. 1-12387).

  3.1(c)    --   Certificate of Ownership and Merger, dated July 8, 1997
                 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997, File No. 1-12387).

  3.1(d)    --   Certificate of Designation of Series B Junior Participating
                 Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1998, File No. 1-12387).

  3.1(e)    --   Certificate of Elimination of the Series A Participating
                 Junior Preferred Stock of the registrant dated September 11,
                 1998 (incorporated herein by reference from Exhibit 3.1(e)
                 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1998, File No. 1-12387).

  3.1(f)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated November 5, 1999
                 (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).

  3.1(g)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated November 5, 1999
                 (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).

  3.1(h)    --   Certificate of Ownership and Merger merging Tenneco
                 Automotive Merger Sub Inc. with and into the registrant,
                 dated November 5, 1999 (incorporated herein by reference
                 from Exhibit 3.1(h) of the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).

  3.1(i)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated May 9, 2000
                 (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).

  3.2       --   By-laws of the registrant, as amended March 14, 2000
                 (incorporated herein by reference from Exhibit 3.2(a) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1999, File No. 1-12387).

  3.3       --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                 ("Global"), as amended (incorporated herein by reference to
                 Exhibit 3.3 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).

  3.4       --   By-laws of Global (incorporated herein by reference to
                 Exhibit 3.4 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).

  3.5       --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                 (incorporated herein by reference to Exhibit 3.5 to the
                 registrant's Registration Statement on Form S-4, Reg. No.
                 333-93757).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------

  3.6       --   By-laws of TMC (incorporated herein by reference to Exhibit
                 3.6 to the registrant's Registration Statement on Form S-4,
                 Reg. No. 333-93757).

  3.7       --   Amended and Restated Certificate of Incorporation of Tenneco
                 International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).

  3.8       --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).

  3.9       --   Certificate of Incorporation of Clevite Industries Inc.
                 ("Clevite"), as amended (incorporated herein by reference to
                 Exhibit 3.9 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).

  3.10      --   By-laws of Clevite (incorporated herein by reference to
                 Exhibit 3.10 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).

  3.11      --   Amended and Restated Certificate of Incorporation of the
                 Pullman Company ("Pullman") (incorporated herein by
                 reference to Exhibit 3.11 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).

  3.12      --   By-laws of Pullman (incorporated herein by reference to
                 Exhibit 3.12 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).

  3.13      --   Certificate of Incorporation of Tenneco Automotive Operating
                 Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).

  3.14      --   By-laws of Operating (incorporated herein by reference to
                 Exhibit 3.14 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).

  4.1(a)    --   Rights Agreement dated as of September 8, 1998, by and
                 between the registrant and First Chicago Trust Company of
                 New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                 8-K dated September 24, 1998, File No. 1-12387).

  4.1(b)    --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                 Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1999,
                 File No. 1-12387).

  4.1(c)    --   Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from
                 Exhibit 4.4(b) of the registrant's Post-Effective Amendment
                 No. 3, dated February 26, 2001, to its Registration
                 Statement on Form 8-A dated September 17, 1998).

  4.2(a)    --   Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Registration Statement on Form S-4,
                 Registration No. 333-14003).

  4.2(b)    --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                 herein by reference from Exhibit 4.3(b) of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).

  4.2(c)    --   Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------

  4.2(d)    --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).

  4.2(e)    --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).

  4.2(f)    --   Eighth Supplemental Indenture, dated as of April 28, 1997, to Indenture, dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Current Report on Form 8-K dated April 23,
                 1997, File No. 1-12387).

  4.2(g)    --   Ninth Supplemental Indenture, dated as of April 28, 1997, to
                 Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.2 of the
                 registrant's Current Report on Form 8-K dated April 23,
                 1997, File No. 1-12387).

  4.2(h)    --   Tenth Supplemental Indenture, dated as of July 16, 1997, to
                 Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Current Report on Form 8-K dated June 11, 1997,
                 File No. 1-12387).

  4.2(i)    --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                 Indenture dated November 1, 1996 between The Chase Manhattan
                 Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-12387).

  4.3       --   Specimen stock certificate for Tenneco Automotive Inc.
                 common stock (incorporated herein by reference from Exhibit
                 4.3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387)

  4.4(a)    --   Indenture dated October 14, 1999 by and between the
                 registrant and The Bank of New York, as trustee
                 (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).

  4.4(b)    --   Supplemental Indenture dated November 4, 1999 among Tenneco
                 Automotive Operating Subsidiary Inc. (formerly Tenneco
                 Automotive Inc.), Tenneco International Holding Corp.,
                 Tenneco Global Holdings Inc., the Pullman Company, Clevite
                 Industries Inc. and TMC Texas Inc. in favor of The Bank of
                 New York, as trustee (incorporated herein by reference from
                 Exhibit 4.4(b) of the registrant's Quarterly Report on Form
                 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).

  4.4(c)    --   Subsidiary Guarantee dated as of October 14, 1999 from
                 Tenneco Automotive Operating Subsidiary Inc. (formerly
                 Tenneco Automotive Inc.), Tenneco International Holding
                 Corp., Tenneco Global Holdings Inc., the Pullman Company,
                 Clevite Industries Inc. and TMC Texas Inc. in favor of The
                 Bank of New York, as trustee (incorporated herein by
                 reference to Exhibit 4.4(c) to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).

  4.5(a)    --   Credit Agreement, dated as of September 30, 1999, among the registrant, the Lenders named therein, Commerzbank and Bank of America, N.A., Citicorp USA, Inc. and The Chase Manhattan
                 Bank (incorporated herein by reference from Exhibit 4.5(a)
                 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------

  4.5(b)    --   First Amendment to the Credit Agreement, dated October 20,
                 2000, among the registrant, The Chase Manhattan Bank and
                 Citicorp USA, Inc. (incorporated herein by reference from
                 Exhibit 4.1 to the registrant's Current Report on Form 8-K dated October 24, 2000, File No. 1-12387).

  4.5(c)    --   Second Amendment to Credit Agreement, dated March 22, 2001, among the registrant, the lenders party thereto and The
                 Chase Manhattan Bank (incorporated by reference from Exhibit
                 4.1 to the registrant's Current Report on Form 8-K dated
                 March 22, 2001, File No. 1-12387).

  4.5(d)    --   Third Amendment to Credit Agreement, dated March 13, 2002, among the registrant, JPMorgan Chase Bank as administrative agent and the lenders named therein (incorporated by
                 reference from Exhibit 4.1 of the registrant's Current
                 Report on Form 8-K dated March 13, 2002, File No. 1-2387).

  4.5(e)    --   Fourth Amendment, effective as of May 29, 2003, to the
                 Credit Agreement, dated as of September 30, 1999, among
                 Tenneco Automotive Inc. and its subsidiaries named therein, the several lenders from time to time parties thereto,
                 JPMorgan Chase Bank (formerly known as The Chase Manhattan
                 Bank), as Administrative Agent, and the other financial
                 institutions named therein (incorporated herein by reference from Exhibit 4.5(e) to the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2003, File No.
                 1-12387).

  4.5(f)    --   Amended and Restated Guarantee And Collateral Agreement,
                 dated as of November 4, 1999, by Tenneco Automotive Inc. and the subsidiary guarantors named therein, in favor of
                 JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference from Exhibit 4.5(f) to the registrant's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2003, File No. 1-12387).

  4.6(a)    --   Indenture, dated as of June 19, 2003, among Tenneco
                 Automotive Inc., the subsidiary guarantors named therein and
                 Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(a) to the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended June 30, 2003,
                 File No. 1-12387).

  4.6(b)    --   Collateral Agreement, dated as of June 19, 2003, by Tenneco
                 Automotive Inc. and the subsidiary guarantors named therein in favor of Wachovia Bank, National Association
                 (incorporated herein by reference from Exhibit 4.6(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).

  4.6(c)    --   Registration Rights Agreement, dated as of June 19, 2003,
                 among Tenneco Automotive Inc., the subsidiary guarantors
                 named therein, and the initial purchasers named therein, for whom JPMorgan Securities Inc. acted as representative
                 (incorporated herein by reference from Exhibit 4.6(c) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).

  4.7       --   Intercreditor Agreement, dated as of June 19, 2003, among
                 JPMorgan Chase Bank, as Credit Agent, Wachovia Bank,
                 National Association, as Trustee and Collateral Agent, and
                 Tenneco Automotive Inc. (incorporated herein by reference
                 from Exhibit 4.7 to the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2003, File No.
                 1-12387).

 10.1       --   Distribution Agreement, dated November 1, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
                 10, File No. 1-12387).

 10.2       --   Amendment No. 1 to Distribution Agreement, dated as of
                 December 11, 1996, by and among El Paso Tennessee Pipeline
                 Co. (formerly Tenneco Inc.), the registrant, and Newport
                 News Shipbuilding Inc. (incorporated herein by reference
                 from Exhibit 10.2 of the registrant's Annual Report on Form
                 10-K for the year ended December 31, 1996, File No.
                 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------

 10.3       --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                 Tenneco Inc.), the registrant, and Newport News Shipbuilding
                 Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year
                 ended December 31, 1996, File No. 1-12387).

 10.4       --   Benefits Agreement, dated December 11, 1996, by and among El
                 Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                 registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).

 10.5       --   Insurance Agreement, dated December 11, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).

 10.6       --   Tax Sharing Agreement, dated December 11, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                 Newport News Shipbuilding Inc., the registrant, and El Paso
                 Natural Gas Company (incorporated herein by reference from
                 Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).

 10.7       --   First Amendment to Tax Sharing Agreement, dated as of
                 December 11, 1996, among El Paso Tennessee Pipeline Co.
                 (formerly Tenneco Inc.), the registrant, El Paso Natural Gas
                 Company and Newport News Shipbuilding Inc. (incorporated
                 herein by reference from Exhibit 10.7 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).

*10.8       --   Tenneco Automotive Inc. Value Added "TAVA" Incentive
                 Compensation Plan

 10.9       --   Tenneco Automotive Inc. Change of Control Severance Benefits
                 Plan for Key Executives (incorporated herein by reference
                 from Exhibit 10.13 of the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).

 10.10      --   Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                 Registration Statement on Form S-4, Reg. No. 333-93757).

 10.11      --   Tenneco Automotive Inc. Key Executive Pension Plan
                 (incorporated herein by reference from Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).

 10.12      --   Tenneco Automotive Inc. Deferred Compensation Plan
                 (incorporated herein by reference from Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).

 10.13      --   Tenneco Automotive Inc. Supplemental Executive Retirement
                 Plan (incorporated herein by reference from Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 2000, File No. 1-12387).

 10.14      --   Human Resources Agreement by and between Tenneco Automotive
                 Inc. and Tenneco Packaging Inc. dated November 4, 1999
                 (incorporated herein by reference to Exhibit 99.1 to the
                 registrant's Current Report on Form 8-K dated November 4,
                 1999, File No. 1-12387).

 10.15      --   Tax Sharing Agreement by and between Tenneco Automotive Inc.
                 and Tenneco Packaging Inc. dated November 3, 1999
                 (incorporated herein by reference to Exhibit 99.2 to the
                 registrant's Current Report on Form 8-K dated November 4,
                 1999, File No. 1-12387).

 10.16      --   Amended and Restated Transition Services Agreement by and
                 between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                 dated as of November 4, 1999 (incorporated herein by
                 reference from Exhibit 10.21 of the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-12387).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------

 10.17      --   Assumption Agreement among Tenneco Automotive Operating
                 Company Inc., Tenneco International Holding Corp., Tenneco
                 Global Holdings Inc., The Pullman Company, Clevite
                 Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                 and the other Initial Purchasers listed in the Purchase
                 Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.24 of the registrant's
                 Registration Statement on Form S-4, Reg. No. 333-93757).

 10.18      --   Amendment No. 1 to Change in Control Severance Benefits Plan
                 for Key Executives (incorporated herein by reference from
                 Exhibit 10.23 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No. 1-12387).

 10.19      --   Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from
                 Exhibit 10.24 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No. 1-12387).

 10.20      --   Letter Agreement dated July 27, 2000 between the registrant and Mark A. McCollum (incorporated herein by reference from
                 Exhibit 10.25 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No. 1-12387).

 10.21      --   Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000, File No.
                 1-12387).

 10.22      --   Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference
                 from Exhibit 10.28 to the registrant's Annual Report on Form
                 10-K for the year ended December 31, 2000, File No.
                 1-12387).

 10.23      --   Form of Indemnity Agreement entered into between the
                 registrant and the following directors of the registrant:
                 Paul Stecko, M. Kathryn Eickhoff and Dennis Severance
                 (incorporated herein by reference from Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).

 10.24      --   Mark P. Frissora Special Appendix under Tenneco Automotive
                 Inc. Supplemental Executive Retirement Plan (incorporated
                 herein by reference from Exhibit 10.30 to the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 2000, File No. 1-12387).

 10.25      --   Letter Agreement dated as of June 1, 2001 between the
                 registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form
                 10-K for the year ended December 31, 2001. File No.
                 1-12387).

 10.26      --   Tenneco Automotive Inc. 2002 Long-Term Incentive Plan (As
                 Amended and Restated Effective March 11, 2003) (incorporated herein by reference from Exhibit 10.26 to the registrant's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2003. File No. 1-12387).

 10.27      --   Amendment to No. 1 Tenneco Automotive Inc. Deferred
                 Compensation Plan (incorporated herein by reference from
                 Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).

 10.28      --   Tenneco Automotive Inc. Supplemental Stock Ownership Plan
                 (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2002, File No. 1-12387).

 11         --   None.

*12         --   Computation of Ratio of Earnings to Fixed Charges.

*15         --   Letter Regarding Unaudited Interim Financial Information.

 18         --   None.

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------


 19         --   None.
 22         --   None.
 23         --   None.
 24         --   None.

*31.1       --   Certification of Mark P. Frissora under Section 302 of the
                 Sarbanes-Oxley Act of 2002.
*31.2       --   Certification of Kenneth R. Trammell under Section 302 of
                 the Sarbanes-Oxley Act of 2002.

*32         --   Certification of Mark P. Frissora and Kenneth R. Trammell
                 under Section 906 of the Sarbanes-Oxley Act of 2002.
 99.3       --   Tenneco Automotive Inc. Code of Ethical Conduct for
                 Financial Managers (incorporated herein by reference from
                 Exhibit 99.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).

---------------

* Filed herewith