Form 10-K
period 2003-12-31
TENNECO AUTOMOTIVE INC
filed 2004-03-11
CIK 1024725

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

CLASS OF COMMON EQUITY AND NUMBER OF SHARES
  HELD BY NON-AFFILIATES AT JUNE 30, 2003        MARKET VALUE HELD BY NON-AFFILIATES*
-------------------------------------------      ------------------------------------
     Common Stock, 40,415,109 shares                         $145,494,393

-------------------------
* Based upon the closing sale price on the New York Stock Exchange Composite Tape for the Common Stock on June 30, 2003.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $.01 per share, 41,388,967 shares outstanding as of March 8, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                      PART OF THE FORM 10-K
                          DOCUMENT                                   INTO WHICH INCORPORATED
                          --------                                   -----------------------
Portions of Tenneco Automotive Inc.'s Definitive Proxy
  Statement
  for the Annual Meeting of Stockholders to be held May 11,
  2004                                                                      Part III

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

     Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include the following:

     Changes in consumer demand and prices could materially and adversely impact our financial condition and results of operations. Demand for and pricing of our products are subject to economic conditions and other factors present in the various domestic and international markets where the products are sold. Demand for our original equipment ("OE") products is subject to the level of consumer demand for new vehicles that are equipped with our parts. The level of new car purchases is cyclical, affected by such factors as interest rates, consumer confidence, patterns of consumer spending and the automobile replacement cycle. Demand for our aftermarket, or replacement, products varies based upon such factors as the level of new vehicle purchases, which initially displaces demand for aftermarket products, the severity of winter weather, which increases the demand for certain aftermarket products, and other factors, including the average useful life of parts and number of miles driven. For example, weakened economic conditions in the United States over the last several years resulted in most of the customers of our North American OE operations slowing new vehicle production in 2001, 2002 and 2003 compared to 1999 and 2000. Further decreases in demand for automobiles and automotive products generally, or in the demand for our products in particular, could materially and adversely impact our financial condition and results of operations.

     We may be unable to realize sales represented by our awarded business, which could materially and adversely impact our financial condition and results of operations. The realization of future sales from awarded business is inherently subject to a number of important risks and uncertainties, including the number of vehicles that our OE customers will actually produce, the timing of that production and the mix of options that our OE customers and consumers may choose. For example, substantially all of our North American vehicle manufacturer customers slowed new vehicle production in 2001, with a slight increase in 2002. Production rates for 2003 were down three percent from 2002, and we remain cautious regarding production volumes for 2004. Given current economic conditions, we expect the North American light vehicle build to be approximately 16 million units in 2004, which is a slight increase from 2003 levels. We also expect the European light vehicle production to slightly increase in 2004. In addition, our customers generally have the right to replace us with another supplier at any time for a variety of reasons and have increasingly demanded price decreases over the life of awarded business. Accordingly, we cannot assure you that we will in fact realize any or all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our financial condition and results of operations.

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

     We may not be able to successfully respond to the changing distribution channels for aftermarket products. Major automotive aftermarket retailers, such as AutoZone and Advance Auto Parts, are attempting to increase their commercial sales by selling directly to automotive parts installers in addition to individual consumers. These installers have historically purchased from their local warehouse distributors and jobbers, who are our more traditional customers. We cannot assure you that we will be able to maintain or increase aftermarket sales through increasing our sales to retailers. Furthermore, because of the cost focus of major retailers, we have occasionally been requested to offer price concessions to them. Our failure to maintain or increase aftermarket sales, or to offset the impact of any reduced sales or pricing through cost improvements, could have an adverse impact on our business and operating results.

     We may be unable to realize our business strategy of improving operating performance and generating savings and improvements to help offset pricing pressures from our customers. We have either implemented or plan to implement strategic initiatives designed to improve our operating performance. The failure to achieve the goals of these initiatives could have a material adverse effect on our business, particularly since we rely on these initiatives to offset pricing pressures from our customers, as described above. We cannot assure you that we will be able to successfully implement or realize the expected benefits of any of these initiatives or that we will be able to sustain improvements made to date.

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

     Longer product lives of automotive parts are adversely affecting aftermarket demand for some of our products. The average useful life of automotive parts has steadily increased in recent years due to innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. As a result, a portion of sales in the aftermarket has been displaced. This has adversely impacted, and will likely continue to adversely impact, our aftermarket sales. Also, any additional increases in the average useful lives of automotive parts would further adversely affect the demand for our aftermarket products. Aftermarket sales represented approximately 25 percent of our net sales for 2003, as compared to 26 percent of our net sales for 2002.

     We may incur material costs related to product warranties, environmental and regulatory matters and other claims, which could have a material adverse impact on our financial condition and results of operations. From time to time, we receive product warranty claims from our customers, pursuant to which we may be required to bear costs of repair or replacement of certain of our products. Vehicle manufacturers are increasingly requiring their outside suppliers to guarantee or warrant their products and to be responsible for the operation of these component products in new vehicles under warranties offered to consumers. Warranty claims may range from individual customer claims to full recalls of all products in the field. We cannot assure you that costs associated with providing product warranties will not be material, or that those costs will not exceed any amounts reserved for them in our financial statements. For a description of our accounting policies regarding warranty reserves, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies" included in Item 7.

     Further, we are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. Soil and groundwater remediation activities are being conducted at six of our real properties.

     We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities, intellectual property matters, personal injury claims, employment matters or commercial or contractual disputes. For example, we are involved in litigation with the minority owner of one of our Indian joint ventures over various operational issues. This dispute involves a court-mandated bidding process, which could result in a non-cash charge to earnings if we are required to sell our interest in the joint venture on unfavorable terms. As another example, we recently identified our failure to file certain reports under an automotive industry regulation, and, although we have now made the required filings, this failure could subject us to a response, including fines and penalties, from the applicable agency. We are also subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. Many of these cases also involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. We are experiencing an increasing number of these claims, likely due to bankruptcies of major asbestos manufacturers.

     We vigorously defend ourselves in connection with all of the matters described above. We cannot, however, assure you that the costs, charges and liabilities associated with these matters will not be material, or that those costs, charges and liabilities will not exceed any amounts reserved for them in our financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental and Other Matters," included in Item 7 for further description.

     The hourly workforce in the automotive industry is highly unionized and our business could be adversely affected by labor disruptions. Although we consider our current relations with our employees to be good, if major work disruptions were to occur, our business could be adversely affected by, for instance, a loss of revenues, increased costs or reduced profitability. We have not experienced a material labor disruption in our workforce in the last ten years, but there can be no assurance that we will not experience a major labor disruption at one of our facilities in the future in the course of renegotiation of our labor arrangements or otherwise. In addition, substantially all of the hourly employees of North American vehicle manufacturers are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America under collective bargaining agreements and vehicle manufacturers and their employees in other countries are also subject to labor agreements. A work stoppage or strike at the production facilities of a significant customer, at our facilities or at a significant supplier could have an adverse impact on us by disrupting demand for our products and/or our ability to manufacture our products. For example, a General Motors strike in 1998 reduced second and third quarter revenue and income growth of our OE business in that year.

     Consolidation among automotive parts customers and suppliers could make it more difficult for us to compete favorably. Our financial condition and results of operations could be adversely affected because the customer base for automotive parts is consolidating in both the original equipment market and aftermarket. As a result, we are competing for business from fewer customers. Due to the cost focus of these major customers, we have been, and expect to continue to be, requested to reduce prices. We cannot be certain that we will be able to generate cost savings and operational improvements in the future that are sufficient to offset price reductions requested by existing customers and necessary to win additional business.

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

     We are dependent on large customers for future revenues. We depend on major vehicle manufacturers for a substantial portion of our net sales. For example, during 2003, General Motors, Ford, Volkswagen, and DaimlerChrysler accounted for
18.9 percent, 13.9 percent, 11.0 percent, and 8.8 percent of our net sales, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may make fewer sales to these customers for a variety of reasons, including: (1) loss of awarded business; (2) reduced or delayed customer requirements; or (3) strikes or other work stoppages affecting production by the customers.

     We are subject to risks related to our international operations. We have manufacturing and distribution facilities in many regions and countries, including Australia, China, India, North America, Europe and South America, and sell our products worldwide. For 2003, about 50 percent of our net sales were derived from operations outside North America. International operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

     - exposure to local economic conditions;

     - exposure to local political conditions, including the risk of seizure of assets by foreign government;

     - exposure to local social unrest, including any resultant acts of war, terrorism or similar events;

     - exposure to local public health issues, and the resultant impact on economic and political conditions;

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

     The financial condition and results of operations of some of our operating entities are reported in foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. dollar against these foreign currencies will have a positive effect on reported revenues and operating profit. For example, our European operations were positively impacted in 2002 and 2003 due to the strengthening of the Euro against the U.S. dollar. Our South American operations were negatively impacted by the devaluation in 2000 of the Brazilian currency as well as by the devaluation of the Argentine currency in 2002. We do not generally seek to mitigate this translation effect through the use of derivative financial instruments.

     Further significant changes in our stockholder composition may jeopardize our ability to use some or all of our net operating loss carryforwards. As of December 31, 2003, we had federal net operating loss ("NOL") carryforwards of $516 million available to reduce taxable income in future years, and these NOL carryforwards expire in various years through 2023. The federal tax effect of these NOL's is $181 million and is recorded as an asset on our balance sheet as of December 31, 2003. Our ability to utilize our NOL carryforwards could become subject to significant limitations under Section 382 of the Internal Revenue Code ("Section 382") if we undergo a majority ownership change. We would undergo a majority ownership change if, among other things, the stockholders who own or have owned, directly or indirectly, five percent or more of our common stock or are otherwise treated as five percent stockholders under Section 382 and the regulations promulgated thereunder, increase their aggregate ownership of our stock by more than 50 percentage points over the lowest percentage of stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of a majority ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with the NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration of the respective NOL carryforwards. If we were to undergo a majority ownership change, we would be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of December 31, 2003, we believe that there had been a significant change, but not a majority change, in our ownership during the prior three years. We cannot assure you that we will not undergo a majority ownership change in the future. Further, because an ownership change for federal tax purposes can occur based on trades among our existing stockholders, whether we undergo a majority ownership change may be a matter beyond our control.

     The prices of raw materials may change, which could have a material adverse impact on us. Significant increases in the cost of certain raw materials used in our products, to the extent they are not timely reflected in the price we charge our customers or mitigated through long-term supply contracts, could adversely impact our results.

     Other Factors. In addition to the factors described above, we may be impacted by a number of other matters and uncertainties, including: (i) general economic, business and market conditions; (ii) potential legislation, regulatory changes and other governmental actions, including the ability to receive regulatory approvals and the timing of such approvals; (iii) new technologies that reduce the demand for certain of our products or otherwise render them obsolete; (iv) our ability to integrate operations of acquired businesses quickly and in a cost effective manner; (v) changes in distribution channels or competitive conditions in the markets and countries where we operate; (vi) capital availability or costs, including changes in interest rates, market perceptions of the industries in which we operate or ratings of securities;
(vii) increases in the cost of compliance with regulations, including environmental regulations, and environmental liabilities in excess of the amount reserved; (viii) changes by the Financial Accounting Standards Board, Public Company Accounting Oversight Board or the Securities and Exchange Commission of authoritative accounting principles generally accepted in the United States of America or policies; (ix) acts of war, riots or terrorism, including but not limited to the events taking place in the Middle East, the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and (x) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.

                               TABLE OF CONTENTS

                                  PART I
Item 1.   Business....................................................    1
            Tenneco Automotive Inc. ..................................    1
            Contributions of Major Businesses.........................    3
            Description of Our Business...............................    5
Item 2.   Properties..................................................   19
Item 3.   Legal Proceedings...........................................   20
Item 4.   Submission of Matters to a Vote of Security Holders.........   22
Item
  4.1.    Executive Officers of the Registrant........................   22
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   25
Item 6.   Selected Financial Data.....................................   26
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   30
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   60
Item 8.   Financial Statements and Supplementary Data.................   61
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  113
Item 9A.  Controls and Procedures.....................................  113
                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..........  114
Item 11.  Executive Compensation......................................  114
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................  114
Item 13.  Certain Relationships and Related Transactions..............  115
Item 14.  Principal Accountant Fees and Services......................  115
                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................  116

                                     PART I

ITEM 1. BUSINESS.

                            TENNECO AUTOMOTIVE INC.

GENERAL

     Our company, Tenneco Automotive Inc., is one of the world's leading manufacturers of automotive emission control and ride control products and systems. Our company serves both original equipment vehicle manufacturers ("OEMs") and the repair and replacement markets, or aftermarket, worldwide. As used herein, the term "Tenneco", "we", "us", "our", or the "Company" refers to Tenneco Automotive Inc. and its consolidated subsidiaries.

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

     In a series of transactions commencing in January 1999 and culminating with the November 4, 1999 spin off to our shareholders of the common stock of Tenneco Packaging Inc., now known as Pactiv Corporation (the "1999 Spin-off"), we separated our packaging businesses from our automotive business. As a result of these 1999 transactions, our former specialty and paperboard packaging operating segments are presented as discontinued operations in certain of the accompanying selected financial data.

     During 2003, we completed a series of transactions pursuant to which we refinanced, in its entirety, our then-existing senior credit facility. These transactions involved (1) the sale of an aggregate of $475 million of senior secured notes due 2013 in June and December, and (2) entering into an amended and restated credit agreement with JPMorgan Chase Bank, as administrative agent, and a group of other lenders in December. These transactions had a substantial impact on the nature of our outstanding debt, as well as our liquidity, debt amortization requirements and interest expense. See the section entitled "Liquidity and Capital Resources" included elsewhere in this report under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a description of these transactions.

CORPORATE GOVERNANCE AND AVAILABLE INFORMATION

     We have established a comprehensive corporate governance plan for the purpose of defining responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. As part of its annual review process, the Board of Directors monitors developments in the area of corporate governance. In late 2003, the Securities and Exchange Commission ("SEC") approved changes proposed by the New York Stock Exchange ("NYSE") to its corporate governance and listing requirements. Although many of these changes are not effective as of the date of this report, the Board of Directors determined to voluntarily implement these changes on an accelerated basis, to the extent our practices were not already in compliance. Listed below are some of the key elements of our corporate governance plan. For more information about these matters, see our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2004.

INDEPENDENCE OF DIRECTORS

     - Eight of our ten directors are independent under the revised NYSE listing standards. One of our independent directors is retiring at our 2004 annual stockholders' meeting, after which (assuming the other directors are reelected) seven of our nine directors will be independent.

     - Non-management directors are scheduled to meet separately in executive session after every regularly scheduled Board of Directors meeting.

     - The Board of Directors has a lead director, Mr. Paul T. Stecko.

AUDIT COMMITTEE

     - All members meet the independence standards for audit committee membership under the revised NYSE listing standards and applicable SEC rules.

     - One member of the Audit Committee, Mr. Charles Cramb, qualifies as an "audit committee financial expert," as defined in the SEC rules, and the remaining members of the Audit Committee satisfy the NYSE's financial literacy requirements.

     - The Audit Committee operates under a written charter which governs its duties and responsibilities, including its sole authority to appoint, review, evaluate and replace the Company's independent auditors.

     - The Audit Committee has adopted policies and procedures governing the pre-approval of all audit, audit-related, tax and other services provided by the Company's independent auditors.

COMPENSATION/NOMINATING/GOVERNANCE COMMITTEE

     - All members meet the independence standards for compensation and nominating committee membership under the revised NYSE listing standards.

     - The Compensation/Nominating/Governance Committee operates under a written charter that governs its duties and responsibilities, including the responsibility for executive compensation.

CORPORATE GOVERNANCE PRINCIPLES

     - The Company has adopted Corporate Governance Principles, including qualification and independence standards for directors.

COMMUNICATION WITH DIRECTORS

     - The Audit Committee has established a process for confidential and anonymous submission by employees of the Company, as well as submissions by other interested parties, regarding questionable accounting or auditing matters.

     - Additionally, the Board of Directors has established a process for stockholders to communicate with the Board of Directors, as a whole, or any non-management director.

CODES OF BUSINESS CONDUCT AND ETHICS

     - Management has adopted a Code of Ethical Conduct for Financial Managers, which applies to our Chief Executive Officer, Chief Financial Officer, Controller and other key financial managers. This code is filed as
       Exhibit 14.1 to this report.

     - In addition, our company has operated under an omnibus Statement of Business Principles that applies to all directors, officers and employees and includes provisions ranging from restrictions on gifts to conflicts of interests. All employees are required to affirm in writing their acceptance of these principles.

PERSONAL LOANS TO EXECUTIVE OFFICERS AND DIRECTORS

     - Our company complies with and will operate in a manner consistent with the recently-enacted legislation outlawing extensions of credit in the form of a personal loan to or for its directors or executive officers.

     Our Internet address is www.tenneco-automotive.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as filed with or furnished to the SEC, available free of charge on our Internet website as soon as reasonably practicable after submission to the SEC. Securities ownership reports on Forms 3, 4, and 5 are also available free of charge on our website as soon as reasonably practicable after submission to the SEC. The contents of our website are not, however, a part of this report.

     Our Audit Committee Charter, Compensation/Nominating/Governance Committee Charter, Corporate Governance Principles, Audit Committee policy regarding accounting complaints, Code of Ethical Conduct for Financial Managers, Statement of Business Principles, policy for communicating with the Board of Directors and Audit Committee policy regarding the pre-approval of audit, non-audit, tax and other services will be available on our website at www.tenneco-automotive.com on or before April 1, 2004. In addition, we will make a copy of any of these documents available to any person, without charge, upon written request to Tenneco Automotive Inc., 500 North Field Drive, Lake Forest, Illinois 60045,
Attn: General Counsel. We intend to satisfy the disclosure requirements under
Item 10 of Form 8-K and applicable NYSE rules regarding amendments to or waivers of our Code of Ethical Conduct for Financial Managers and Statement of Business Principles by posting this information on our website at www.tenneco-automotive.com.

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

NET SALES AND OPERATING REVENUES:

                                                       2003           2002           2001
                                                   ------------   ------------   ------------
                                                          (DOLLAR AMOUNTS IN MILLIONS)
North America....................................  $1,887    50%  $1,906    55%  $1,799    53%
Europe...........................................   1,480    39    1,254    36    1,305    39
Other............................................     457    12      352    10      318    10
Intergroup sales.................................     (58)   (1)     (53)   (1)     (58)   (2)
                                                   ------   ---   ------   ---   ------   ---
     Total.......................................  $3,766   100%  $3,459   100%  $3,364   100%
                                                   ======   ===   ======   ===   ======   ===

EBIT:

                                                       2003           2002           2001
                                                   ------------   ------------   ------------
                                                          (DOLLAR AMOUNTS IN MILLIONS)
North America....................................  $  131    74%  $  129    76%  $   52    57%
Europe...........................................      14     8       18    11       23    25
Other............................................      31    18       22    13       17    18
                                                   ------   ---   ------   ---   ------   ---
     Total.......................................  $  176   100%  $  169   100%  $   92   100%
                                                   ======   ===   ======   ===   ======   ===

CAPITAL EXPENDITURES:

                                                       2003           2002           2001
                                                   ------------   ------------   ------------
                                                          (DOLLAR AMOUNTS IN MILLIONS)
North America....................................  $   54    42%  $   66    47%  $   50    39%
Europe...........................................      58    45       56    41       64    50
Other............................................      18    13       16    12       13    11
                                                   ------   ---   ------   ---   ------   ---
     Total.......................................  $  130   100%  $  138   100%  $  127   100%
                                                   ======   ===   ======   ===   ======   ===

     Interest expense, income taxes, and minority interest that were not allocated to our operating segments are:

                                                                2003       2002       2001
                                                                ----       ----       ----
                                                                        (MILLIONS)
Interest expense (net of interest capitalized)..............    $149       $141       $170
Income tax expense (benefit)................................      (6)        (7)        51
Minority interest...........................................       6          4          1

                          DESCRIPTION OF OUR BUSINESS

     With 2003 revenues of over $3.7 billion, we are one of the world's largest producers of automotive emission control and ride control systems and products. We serve both original equipment manufacturers and replacement markets worldwide through leading brands, including Monroe(R), Rancho(R), Clevite(R) Elastomers, and Fric Rot(TM) ride control products and Walker(R), Fonos(TM), and Gillet(TM) emission control products.

     As an automotive parts supplier, we design, engineer, manufacture, market and sell individual component parts for vehicles as well as groups of components that are combined as modules or systems within vehicles. These parts, modules and systems are sold globally to most leading OEMs and throughout all aftermarket distribution channels.

OVERVIEW OF AUTOMOTIVE PARTS INDUSTRY

     The automotive parts industry is generally separated into two categories:
(1) "original equipment" or "OE" sales, in which parts are sold in large quantities directly for use by OEMs; and (2) "aftermarket" sales, in which parts are sold as replacement parts in varying quantities to a wide range of wholesalers, retailers and installers. In the OE market, parts suppliers are generally divided into tiers -- "Tier 1" suppliers, who provide their products directly to OEMs, and "Tier 2" or "Tier 3" suppliers, who sell their products principally to other suppliers for combinations into the other suppliers' own product offerings.

     Demand for automotive parts in the OE market is generally a function of the number of new vehicles produced, which in turn is a function of prevailing economic conditions and consumer preferences. In 2003, the number of light vehicles produced was 15.9 million in North America, 19.4 million in Europe and
22.5 million in the rest of the world. Worldwide new light vehicle production is forecasted to increase to over 63.0 million units in 2006 from approximately
57.8 million units in 2003. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by further penetrating business with existing customers and by gaining new customers and markets. Companies with global presence and advanced technology, engineering, manufacturing and support capabilities, such as our company, are, we believe, well positioned to take advantage of these opportunities.

     Demand for aftermarket products is driven by the quality of OE parts, the number of vehicles in operation, the average age of the vehicle fleet, vehicle usage and the average useful life of vehicle parts. Although more vehicles are on the road than ever before, the aftermarket has experienced weakness due to improved quality of OE parts and increases in average useful lives of automotive parts as a result of technological innovation. In addition, the decline from 1995 to 2003 of the number of vehicles in the six to ten year-old vehicle segment (from 63.7 million to 62.1 million) -- when cars generally need first-line replacement parts such as those offered by us -- is also driving aftermarket softness. Suppliers are increasingly being required to deliver innovative aftermarket products that upgrade the performance or safety of a vehicle's original components to drive aftermarket demand.

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

     - "Modules" are groups of component parts arranged in close physical proximity to each other within a vehicle. Modules are often assembled by the supplier and shipped to the OEM for installation in a vehicle as a unit. Seats, instrument panels, axles and door panels are examples.

     - "Systems" are groups of component parts located throughout a vehicle which operate together to provide a specific vehicle function. Anti-lock braking systems, safety restraint systems, roll control systems, emission control and powertrain systems are examples.

     This shift in demand towards fully integrated systems has created the role of the Tier 1 systems integrator. These systems integrators will increasingly have the responsibility to execute a number of activities, such as design, product development, engineering, testing of component systems and purchasing from Tier 2 suppliers. We are an established Tier 1 supplier with more than ten years of product integration experience. We have modules or systems for 40 vehicle platforms in production worldwide and modules or systems for 15 additional platforms under development. For example, we supply ride control modules for the DaimlerChrysler Caravan, the VW Golf and the Audi A6 and the exhaust emission control system for the Porsche Boxster, Nissan Xterra, Ford Transit, and Jaguar XJ Type.

     GLOBAL CONSOLIDATION OF OE CUSTOMERS

     Given the trend in business combinations among vehicle manufacturers -- such as the DaimlerChrysler merger and Ford's acquisition of Volvo -- as well as the global OE expansion over the last decade, OEMs are increasingly requesting suppliers to provide parts on a global basis. As the customer base of OEMs has consolidated and emerging markets have become more important to achieving growth, suppliers must be prepared to provide products any place in the world.

     - Growing Importance of Emerging Markets: Because the North American and Western European automotive markets are relatively mature, OE manufacturers are increasingly focusing on emerging markets for growth opportunities, particularly China, Eastern Europe, India and Latin America. This increased OE focus has, in turn, increased the growth opportunities in the aftermarkets in these regions.

     - Governmental Tariffs and Local Parts Requirements: Many governments around the world require that vehicles sold within their country contain specified percentages of locally produced parts. Additionally, some governments place high tariffs on imported parts.

     - Location of Production Closer to End Markets: OE manufacturers and parts suppliers have relocated production globally on an "onsite" basis that is closer to end markets. This international expansion allows suppliers to pursue sales in developing markets and take advantage of relatively lower labor costs.

     With facilities around the world, including the key regions of North America, South America, Europe and Asia, we can supply our customers on a global basis.

     GLOBAL RATIONALIZATION OF OE VEHICLE PLATFORMS

     OE manufacturers are increasingly designing "global platforms." A global platform is a basic mechanical structure of a vehicle that can accommodate different features and is in production and/or development in more than one region. Thus, OE manufacturers can design one platform for a number of similar vehicle models. This allows manufacturers to realize significant economies of scale through limiting variations across items such as steering columns, brake systems, transmissions, axles, exhaust systems, support structures and power window and door lock mechanisms. We believe that this shift towards standardization will have a large impact on automotive parts suppliers, who should experience a reduction in production costs as OE manufacturers reduce variations in components. We also expect parts suppliers to experience higher production volumes per unit and greater economies of scale, as well as reduced total investment costs for molds, dies and prototype development. Light vehicle platforms of over one million units are expected to grow from 12 percent to 25 percent of global OE production from 2002 to 2007.

     INCREASING TECHNOLOGICALLY SOPHISTICATED CONTENT

     As consumers continue to demand competitively priced vehicles with increased performance and functionality, the number of sophisticated components utilized in vehicles is increasing. By replacing mechanical functions with electronics and by integrating mechanical and electronic functions within a vehicle, OE manufacturers are achieving improved emission control, improved safety and more sophisticated features at lower costs.

     Automotive parts customers are increasingly demanding technological innovation from suppliers to address more stringent emission and other regulatory standards and to improve vehicle performance. To develop innovative products, systems and modules, we have invested $201 million over the past three years into engineering, research and development and we continuously seek to take advantage of our technology investments and brand strength by extending our products into new markets and categories. For example, we were the first supplier to develop and commercialize a diesel particulate filter that can virtually eliminate carbon and hydrocarbon emissions with minimal impact on engine performance, and we recently began supplying Volvo with a computerized electronic suspension system that we co-developed with Ohlins Racing AB. As another example, in 2002 we extended our acceleration sensitive damping technology to Europe by launching our Monroe Reflex(R) premium aftermarket shock, which was originally launched in North America in 1999.

     INCREASING ENVIRONMENTAL STANDARDS

     Automotive parts suppliers and OE manufacturers are designing products and developing materials to respond to increasingly stringent environmental requirements, a growing diesel market, the demand for better fuel economy and safety concerns. Government regulations adopted over the past decade require substantial reductions in automobile tailpipe emission, longer warranties on parts of an automobile's pollution control equipment and additional equipment to control fuel vapor emission. Some of these regulations also mandate more frequent emission and safety inspections for the existing fleet of vehicles. Manufacturers have responded by focusing their efforts towards technological development to minimize pollution. As a leading supplier of emission control systems with strong technical capabilities, we believe we are well positioned to benefit from more rigorous environmental standards. For example, we developed the diesel particulate filter to meet stricter air quality regulations in Europe. We also have development contracts with a European heavy duty truck manufacturer for our combined particulate filter and De-NOx, which can reduce particulate emissions by up to 90 percent and nitrogen oxide emissions by up to 70 percent. In our ride control product line, we have invested both in North America and Europe in new water-based paint systems to replace older solvent-based technology. These new water-based systems significantly reduce the amount of VOC's (volatile organic compounds) that are evaporated from the paint during the drying process.

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

     CHANGING AFTERMARKET DISTRIBUTION CHANNELS

     From 1992 to 2002, the number of retail automotive parts stores increased 50 percent while the number of jobber stores declined more than 20 percent. Major automotive aftermarket retailers, such as AutoZone and Advance Auto Parts, are attempting to increase their commercial sales by selling directly to automotive parts installers in addition to individual consumers. These installers have historically purchased from their local warehouse distributors and jobbers, who are our more traditional customers. This enables the retailers to offer the option of a premium brand, which is often preferred by their commercial customers, or a standard product, which is often preferred by their retail customers. We believe we are well positioned to respond to this trend in the aftermarket because of our focus on cost reduction and high-quality, premium brands.

     SUPPLIER CONSOLIDATION

     Over the past few years, automotive suppliers have been consolidating in an effort to become more global, have a broader, more integrated product offering and gain scale economies in order to remain competitive amidst growing pricing pressures and increased outsourcing demands from the OEMs. Industry forecasters estimate that consolidation will drive the number of Tier 1 and Tier 2 automotive parts suppliers globally from more than 10,000 in 2002 to around 800 in 2010. A supplier's viability in this consolidating market will depend, in part, on its ability to maintain and increase operating efficiencies and provide value-added services.

     SAFETY

     Vehicle safety continues to gain increased industry attention and play a critical role in consumer purchasing decisions. As such, OEMs are seeking out suppliers with new technologies, capabilities and products that have the ability to advance vehicle safety. Continued research and development by select automotive suppliers in rollover protection systems, smart airbag systems, braking electronics and safer, more durable materials has dramatically advanced the market for safety products and its evolving functional demands. Those suppliers are able to enhance vehicle safety through innovative products and technologies and have a distinct competitive advantage with the consumer, and thus their OEM customers.

ANALYSIS OF REVENUES

     The following table provides, for each of the years 2003 through 2001, information relating to our net sales, by primary product lines and customer categories:

                                                                        NET SALES
                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 2003      2002      2001
                                                                 ----      ----      ----
                                                                        (MILLIONS)
EMISSION CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................    $  350    $  359    $  387
  OE market.................................................     2,037     1,880     1,805
                                                                ------    ------    ------
                                                                 2,387     2,239     2,192
                                                                ------    ------    ------
RIDE CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................       579       549       548
  OE market.................................................       800       671       624
                                                                ------    ------    ------
                                                                 1,379     1,220     1,172
                                                                ------    ------    ------
     Total..................................................    $3,766    $3,459    $3,364
                                                                ======    ======    ======

BRANDS

     In each of our operating segments, we manufacture and market leading brand names. Monroe(R) ride control products and Walker(R) exhaust products are two of the most recognized brand names in the automotive parts industry. We emphasize product value differentiation with these and other key brands such as Monroe Sensa-Trac(R) and Reflex(R) (shock absorbers and struts), Quiet-Flow(R) (mufflers), DynoMax(R) (performance exhaust products), Rancho(R) (ride control products for the high performance light truck market) and Clevite(R) Elastomers (elastomeric vibration control components), and DNX(TM) (ride control and exhaust brand for the sport tuner market). In Europe, our Gillet(TM) brand is recognized as a leader in developing highly engineered exhaust systems for OE customers.

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

     Worldwide we serve more than 30 different OE manufacturers, and our products or systems are included on six of the top 10 passenger car models produced in North America and Western Europe and all of the top 10 light truck models produced in North America for 2003. During 2003, our OE customers included:

NORTH AMERICA           EUROPE                 ASIA
AM General              BMW                    Fiat
CAMI                    DaimlerChrysler        First Auto Works
ClubCar                 Fiat                   DaimlerChrysler
DaimlerChrysler         Ford                   Ford
Ford                    General Motors/Opel    General Motors
Freightliner            Honda                  Isuzu
General Motors          Mitsubishi             Jinbei
Harley-Davidson         MG Rover               Nissan
Honda                   Nissan                 PSA-Peugeot/Citroe
Isuzu                   Paccar                 Chery
Navistar                PSA-Peugeot/Citroen    Telco
Nissan                  Porsche                Toyota
Paccar                  Renault                TVS Motor Co.
Toyota                  Scania                 Volkswagen
Volkswagen              Toyota
Volvo Truck/Mack        Volkswagen
E-Z Go Car              Volvo Truck
SOUTH AMERICA           AUSTRALIA
DaimlerChrysler         Ford
Fiat                    General Motors/Holden
Ford                    Mazda
General Motors          Mitsubishi
Honda                   Navistar
Mitsubishi              Toyota
Nissan                  Club Car
PSA Peugeot/Citroen     Volvo Truck
Renault
Scania
Volkswagen
Volvo Truck

     During 2003, our aftermarket customers were comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. These customers included such wholesalers and retailers as National Auto Parts Association (NAPA), O'Reilly Automotive and Advance Auto Parts in North America and Temot and Auto Distribution International in Europe. We believe we have a balanced mix of aftermarket customers, with our top 10 aftermarket customers accounting for 33.7 percent of our total net aftermarket sales and only 8.3 percent of our total net sales for 2003.

     General Motors accounted for approximately 18.9 percent, 19.8 percent, and
19.6 percent of our net sales in 2003, 2002, and 2001, respectively, Ford accounted for approximately 13.9 percent, 13.3 percent and 10.6 percent of our net sales in 2003, 2002, and 2001, respectively, DaimlerChrysler accounted for approximately 8.8 percent, 10.1 percent, and 10.4 percent of our net sales in 2003, 2002, and 2001, respectively and Volkswagen accounted for approximately
11.0 percent, 10.1 percent, and 10.9 percent of our net sales in 2003, 2002, and 2001, respectively. No other customer accounted for more than 10 percent of our net sales for those years.

COMPETITION

     In North America, Europe and the rest of the world, we operate in highly competitive markets. Customer loyalty is a key element of competition in these markets and is developed through long-standing relationships, customer service, value-added products and timely delivery. Product pricing and services provided are other important competitive factors.

     In both the OE market and aftermarket, we compete with the vehicle manufacturers, some of which are also customers of ours, and numerous independent suppliers. In the OE market, we believe that we are among the top three suppliers in the world for both emission control and ride control products and systems. In the aftermarket, we believe that we are the market share leader in the supply of both emission control and ride control products in the markets we serve throughout the world.

SEASONALITY

     Our business is somewhat seasonal. OE manufacturers' production requirements have historically been higher in the first two quarters of the year as compared to the last two quarters. Production requirements tend to decrease in the third quarter due to plant shutdowns for model changeovers. In addition, we believe this seasonality is due, in part, to consumer demand for new vehicles softening during the holiday season and as a result of the winter months in North America and Europe. Also, the major North American OE manufacturers generally close their production facilities for the last two weeks of the year. Our aftermarket business also experiences seasonality. Demand for aftermarket products increases during the spring as drivers prepare for the summer driving season. Although seasonality does impact our business, actual results may vary from the above trends due to timing of platform launches and other production related events.

EMISSION CONTROL SYSTEMS

     Vehicle emission control products and systems play a critical role in safely conveying noxious exhaust gases away from the passenger compartment and reducing the level of pollutants and engine exhaust noise to an acceptable level. Precise engineering of the exhaust system -- from the manifold that connects an engine's exhaust ports to an exhaust pipe, to the catalytic converter that eliminates pollutants from the exhaust, to the muffler -- leads to a pleasant, tuned engine sound, reduced pollutants and optimized engine performance.

     We design, manufacture and distribute a variety of products and systems designed to optimize engine performance, acoustic tuning and weight, including the following:

     - Mufflers and resonators -- Devices to provide noise elimination and acoustic tuning;

     - Catalytic converters -- Devices used to convert harmful gaseous emission, such as carbon monoxide, from a vehicle's exhaust system into harmless components such as water vapor and carbon dioxide;

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

     - Hangers and isolators -- Used for system installation and noise elimination; and

     - Diesel Particulate Filters -- Devices to eliminate particulate matter emitted from diesel engines.

     We entered this product line in 1967 with the acquisition of Walker Manufacturing Company, which was founded in 1888. With the acquisition of Heinrich Gillet GmbH & Co. in 1994, we also became one of Europe's leading OE emission control systems suppliers. When the term "Walker" is used in this document, it refers to our subsidiaries and affiliates that produce emission control products and systems.

     We supply our emission control offerings to over 20 automakers for use on over 130 vehicle models, including six of the top 10 passenger cars produced in North America and Western Europe and seven of the top 10 light trucks produced in North America in 2003.

     In the aftermarket, we manufacture, market and distribute replacement mufflers for virtually all North American, European, and Asian makes of light vehicles under brand names including Quiet-Flow(R), TruFit(R) and Aluminox(TM), in addition to offering a variety of other related products such as pipes and catalytic converters (Walker Perfection(R)). We also serve the specialty exhaust aftermarket, where our key offerings include Mega-Flow(TM) exhaust products for heavy-duty vehicle applications and DynoMax(R) high performance exhaust products. We continue to emphasize product value differentiation with other aftermarket brands such as Thrush(R) and Fonos(TM).

     The following table provides, for each of the years 2003 through 2001, information relating to our sales of emission control products and systems for certain geographic areas:

                                                                PERCENTAGE OF NET SALES
                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                2003      2002      2001
                                                                ----      ----      ----
UNITED STATES
  Aftermarket...............................................     19%       20%       26%
  OE market.................................................     81        80        74
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
FOREIGN SALES
  Aftermarket...............................................     12%       13%       13%
  OE market.................................................     88        87        87
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
TOTAL SALES BY GEOGRAPHIC AREA(A)
  United States.............................................     36%       40%       36%
  European Union............................................     42        40        44
  Canada....................................................     10        10        10
  Other areas...............................................     12        10        10
                                                                ---       ---       ---
                                                                100%      100%      100%
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

     - Vibration control components (Clevite(R) Elastomers) -- Generally rubber-to-metal bushings and mountings to reduce vibration between metal parts of a vehicle. Our offerings include a broad range of suspension arms, rods and links for light- and heavy-duty vehicles;

     - Kinetic(R) roll control -- A suite of roll control, near equal wheel loading systems ranging from simple mechanical systems to complex hydraulic systems featuring proprietary and patented technology. The Kinetic technology was incorporated on the Citroen World Rally Car that was featured in the World Rally Championship 2003;

     - Advanced suspension systems -- Electronically adjustable shock absorbers and suspension systems that change performance based on vehicle inputs such as steering and braking; and

     - Other -- We also offer other ride control products such as load assist products, springs, steering stabilizers, adjustable suspension systems, suspension kits and modular assemblies.

     We supply our ride control offerings to over 30 vehicle-makers for use on over 190 vehicle models, including all of the top 10 light truck models produced in North America for 2003. We also supply OE ride control products and systems to a range of heavy-duty and specialty vehicle manufacturers including Volvo Truck, Scania, International Truck and Engine (Navistar), Freightliner, PACCAR and E-Z Go Car (golf carts).

     In the ride control aftermarket, we manufacture, market and distribute replacement shock absorbers for virtually all North American, European and Asian makes of light vehicles under several brand names including Gas Matic(R), Sensa-Trac(R), Monroe Reflex(R) and Monroe Adventure(R), as well as Clevite(R) Elastomers for elastomeric vibration control components. We also sell ride control offerings for the heavy duty, off-road and specialty aftermarket, such as our Gas-Magnum(R) shock absorbers for the North American heavy-duty category.

     We entered the ride control product line in 1977 with the acquisition of Monroe Auto Equipment Company, which was founded in 1916 and introduced the world's first modern tubular shock absorber in 1930. When the term "Monroe" is used in this document it refers to our subsidiaries and affiliates that produce ride control products and systems.

     The following table provides, for each of the years 2003 through 2001, information relating to our sales of ride control equipment for certain geographic areas:

                                                                PERCENTAGE OF NET SALES
                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                2003      2002      2001
                                                                ----      ----      ----
UNITED STATES
  Aftermarket...............................................     43%       45%       45%
  OE market.................................................     57        55        55
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
FOREIGN SALES
  Aftermarket...............................................     41%       47%       49%
  OE market.................................................     59        53        51
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
TOTAL SALES BY GEOGRAPHIC AREA(A)
  United States.............................................     47%       52%       50%
  European Union............................................     32        27        27
  Canada....................................................      4         4         4
  Other areas...............................................     17        17        19
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===

---------------
(a) See Note 10 to the consolidated financial statements included under Item 8 for information about our foreign and domestic operations.

SALES, MARKETING AND DISTRIBUTION

     We have separate and distinct sales and marketing efforts for our OE and aftermarket businesses.

     For OE sales, our sales and marketing team is an integrated group of professionals, including skilled engineers and program managers, that are organized by customer and product type (e.g., ride control and emission control). Our sales and marketing team provides the appropriate mix of operational and technical expertise needed to interface successfully with the OEMs. Our new business "capture process" involves working closely with the OEM platform engineering and purchasing team. Bidding on OE automotive platforms typically encompasses many months of engineering and business development activity. Throughout the process, our sales team, program managers and product engineers assist the OE customer in defining the project's technical and business requirements. A normal part of the process includes our engineering and sales personnel working on customers' integrated product teams, and assisting with the development of component/system specifications and test procedures. Given that the OE business involves long-term production contracts awarded on a platform-by-platform basis, our strategy is to leverage our engineering expertise and strong customer relationships to obtain platform awards and increase operating margins.

     For aftermarket sales and marketing, in North America our sales force is organized into brand-specific teams, with a separate group for Monroe(R), Rancho(R) and Walker(R). Our sales forces in Europe and the rest of the world are generally organized by customer and cover both ride and emission control products. We sell aftermarket products through five primary channels of distribution: (1) the traditional three-step distribution system: full line warehouse distributors, jobbers and installers; (2) the specialty two-step distribution system: specialty warehouse distributors that carry only specified automotive product groups and installers; (3) direct sales to retailers; (4) direct sales to installer chains; and (5) direct sales to car dealers. Our aftermarket sales and marketing representatives cover all levels of the distribution channel, stimulating interest in our products and helping our products move through the distribution system. Also, to generate demand for our products from end-users, we run print and television advertisements and offer pricing promotions. We were one of the first parts manufacturers to offer business-to-business services to customers with TA-Direct, an on-line order entry and customer service tool. In addition, we maintain detailed web sites for each of the Walker(R), Monroe(R), Rancho(R) and DynoMax(R) brands and our heavy duty products.

MANUFACTURING AND ENGINEERING

     We focus on achieving superior product quality at the lowest operating costs possible and generally use state-of-the-art manufacturing processes to achieve that goal. Our manufacturing strategy centers on a lean production system designed to reduce overall costs -- especially indirect costs -- while maintaining quality standards and reducing manufacturing cycle time. In addition, we have implemented Six Sigma in our processes to minimize product defects and improve operational efficiencies. We deploy new technology where it makes sense to differentiate our processes from our competitors' or to achieve balance in one-piece flow through production lines.

     EMISSION CONTROL

     Our consolidated businesses operate nine emission control manufacturing facilities in the U.S. and 33 emission control manufacturing facilities outside of the U.S. We operate five of these international facilities through joint ventures in which we own a controlling interest. We also operate four additional manufacturing facilities outside of the U.S. through four joint ventures in which we hold a noncontrolling interest. We operate five emission control engineering and technical facilities worldwide and share two other such facilities with our ride control operations.

     Within each of our emission control manufacturing facilities, operations are organized by component (muffler, catalytic converter, pipe, resonator and manifold). Our manufacturing systems incorporate cell-based designs, allowing work-in-process to move through the operation with greater speed and flexibility. We continue to invest in plant and equipment to stay on top of the industry. For instance, in our Harrisonburg, Virginia, aftermarket manufacturing facility, we have developed a completely automated production process that handles all facets of pipe production from tube milling to pipe bending.

     In an effort to further improve our OE customer service and position ourselves as a Tier-1 OE systems supplier, we have been developing some of our emission control manufacturing operations into "just-in-time" or "JIT" systems. In this system, a JIT facility located close to our OE customer's manufacturing plant receives product components from both our manufacturing operations and independent suppliers, assembles and then ships products to the OEMs on an as-needed basis. To manage the JIT functions and material flow, we have advanced computerized material requirements planning systems linked with our customers' and supplier partners' resource management systems. We have two emission control JIT assembly facilities in the United States and 16 in the rest of the world, including three that are operated through non-controlled joint ventures.

     During the 1990's, we expanded our converter and emission system design, development, test and manufacturing capabilities. Our engineering capabilities now include advanced predictive design tools, advanced prototyping processes and state-of-the-art testing equipment. This expanded technological capability makes us a "full system" integrator, supplying complete emission control systems from the manifold to the tailpipe, to provide full emission and noise control. It also allows us to provide JIT delivery and, when feasible, sequence delivery of emission control systems to meet customer production requirements. For 2003, we introduced our new Tubular Integrated (catalytic) Converter ("TIC") to major vehicle manufacturers in North America. The TIC shortens production time, reduces manufacturing cost by up to 25 percent and reduces weight by up to 20 percent using a new cold-formed, weld-free production process.

     RIDE CONTROL

     Our consolidated businesses operate nine ride control manufacturing facilities in the U.S. and 21 ride control manufacturing facilities outside the U.S. We operate four of these international facilities through joint ventures in which we own a controlling interest. We operate seven engineering and technical facilities worldwide and share two other such facilities with Walker.

     Within each of our ride control manufacturing facilities, operations are organized by product (shocks, struts and vibration control products) and include computer numerically controlled and conventional machine centers; tube milling and drawn-over-mandrel manufacturing equipment; metal inert gas and resistance welding; powdered metal pressing and sintering; chrome plating; stamping; and assembly/test capabilities. Our manufacturing systems incorporate cell-based designs, allowing work-in-process to move through the operation with greater speed and flexibility.

     As in the emission control business, in an effort to further improve our OE customer service and position us as a Tier 1 OE module supplier, we have been developing some of our manufacturing operations into JIT systems. We have two JIT ride control assembly facilities in the United States and three additional JIT ride control facilities in the rest of the world.

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

     Conventional shock absorbers and struts generally compromise either ride comfort or vehicle control. Our innovative grooved-tube, gas-charged shock absorbers and struts provide both ride comfort and vehicle control, resulting in improved handling, less roll, reduced vibration and a wider range of vehicle control. This technology can be found in our premium quality Sensa-Trac(R) shock absorbers. In late 1997, we further enhanced this technology by adding the SafeTech(TM) fluon banded piston, which improves shock absorber performance and durability. In 1999, we introduced the Monroe Reflex(R) shock absorber, which incorporates our Impact Sensor(TM) device. This technology permits the shock absorber to automatically switch in milliseconds between firm and soft compression damping when the vehicle encounters rough road conditions, thus maintaining better tire-to-road contact and improving handling and safety. We recently began supplying Volvo with an innovative computerized electronic suspension system, which features dampers developed by Tenneco and electronic valves designed by Ohlins Racing AB. The computerized electronic suspension ("CES") ride control system is currently or will soon be featured on Volvo's new 560R, V70R, and 580R passenger cars.

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

     We believe our commitment to quality control and sound management practices and policies is demonstrated by our successful participation in the International Standards Organization/Quality Systems certification process ("ISO/QS"). ISO/QS certifications are yearly audits that certify that a company's facilities meet stringent quality and business systems requirements. Without either ISO or QS certification, we would not be able to supply OEMs locally or globally. Of those manufacturing facilities where we have determined that ISO 9000 certification is required or would provide us with an advantage in securing additional business, approximately 95 percent have achieved ISO 9000 certification and we are pursuing certification of the remaining five percent. Of those manufacturing facilities where we have determined that QS certification is required to service our customers or would provide us with an advantage in securing additional business, approximately 91 percent have achieved QS-9000 certification, and we are pursuing certification of the remaining nine percent. We are in the process of certifying our plants and design centers to the new Quality System Standards TS16949 and plan to have most of our plants certified to the new standard by the end of 2005.

BUSINESS STRATEGY

     Our objective is to enhance profitability by leveraging our global position in the manufacture of emission control and ride control products and systems. We intend to apply our competitive strengths and balanced mix of products, markets, customers and distribution channels to capitalize on many of the significant existing and emerging trends in the automotive industry. The key components of our business strategy are described below.

     LEVERAGE GLOBAL ENGINEERING AND ADVANCED SYSTEM CAPABILITIES

     We continue to focus on the development of highly engineered systems and complex assemblies and modules, which are designed to provide value-added solutions to customers and generally increase vehicle content and carry higher profit margins than individualized components. In addition, we have developed integrated, electronically linked global engineering and manufacturing facilities, which we believe help us to maintain our presence on top-selling vehicles. We have more than 10 years of experience in integrating systems and modules. In addition, our JIT and in-line sequencing manufacturing and distribution capabilities will enable us to better respond to our customers needs.

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

     For example, in late 1998, we reached an agreement with Ohlins Racing AB to jointly develop advanced, electronically controlled suspension damping systems which decrease spring movement, and in 2001 Volvo selected a system designed pursuant to our agreement with Ohlins for use in Volvo's S60/V70 and XC70 models. We continue to win new business at Ford for our Gripper(TM) stabilizer bar system, which combines a pressurized elastomeric, mechanically bonded bushing with a multi-stabilizer bar that eliminates noise while improving vehicle ride and handling. In addition, our exclusive Kinetic(R) Dynamic Suspension System, a version of the Kinetic(R) Reversible Function Stabilizer Technology, is featured as an option on the 2004 Lexus GX470 sports utility vehicle through a licensing arrangement between us and Lexus.

     EXPAND OUR AFTERMARKET BUSINESS

     We manufacture and market leading brand name products. Monroe(R) ride control products and Walker(R) emission control products, which have been offered to consumers for over 50 years, are two of the most recognized brand name products in the automotive parts industry. We continue to emphasize product value differentiation with these brands and our other primary brands, including:

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

     - DynoMax(R) high-performance emission control systems;

     - Walker Perfection(TM) catalytic converters;

     - Clevite(R) Elastomers elastomeric vibration control components, which are primarily rubber products used to reduce vibration through "cushioning" a connection or contact point; and

     - In European markets, Walker(TM) and Aluminox(TM) mufflers.

     We are capitalizing on our brand strength by incorporating newly acquired product lines within existing product families. We believe brand equity is a key asset in a time of customer consolidation and merging channels of distribution.

     Our plans to expand our aftermarket business are focused on three key marketing initiatives: new product introductions; building customer and industry awareness of the maintenance, performance and other benefits of ensuring that a vehicle's ride control systems are in good working condition; and extending our brands and aftermarket penetration to new product segments. For example, this year we introduced our new DNX(TM) brand in the United States, that sport tunes cars with performance exhaust and adjustable suspension systems. We plan to introduce this brand in Europe in early 2004. We are exploring a number of opportunities to extend our existing well-known brands, such as Monroe(R), and our product line generally to aftermarket product segments not previously served. For example, in 2003 we entered into an agreement with DuPont to develop, manufacture and market DuPont(TM)-branded car appearance products in North America. Another example is our Safety Triangle(TM) marketing campaign, which focuses on the impact of replacing worn shock absorbers and struts on vehicle safety. We believe that, when combined with our expansive customer service network, these initiatives will yield incremental aftermarket revenues.

     ACHIEVE GREATER CONTENT PER VEHICLE

     As a result of increasing emissions standards and the introduction of multiple catalytic converters and heat exchangers per vehicle, we believe that available emission control content per light vehicle will rise over the next several years. We believe that consumers' greater emphasis on automotive safety could also allow available ride control content per light vehicle to rise. In addition, advanced technologies and modular assemblies represent an opportunity to increase vehicle content. For example, our innovative CES system, which we recently debuted on several Volvo passenger cars, increases our content revenues five-fold compared to a standard shock offering. We plan to take advantage of these trends by leveraging our existing position on many top-selling vehicle platforms and by continuing to enhance our modular/systems capabilities.

     EXECUTE FOCUSED TRANSACTIONS

     In the past, we have been successful in identifying and capitalizing on strategic acquisitions and alliances to achieve growth. Through these acquisitions and alliances, we have (1) expanded our product portfolio; (2) realized incremental business with existing customers; (3) gained access to new customers; and (4) achieved leadership positions within new geographic markets.

     We have developed a strategic alliance with Futaba, a leading exhaust manufacturer in Japan that also includes a joint venture operation in Burnley, England. We also have an alliance with Tokico, a leading Japanese ride control manufacturer. These alliances help us grow our business with Japan-based OEMs by leveraging the geographical presence of each partner to serve Japan-based global platforms. We have established a presence in Thailand through a joint venture that supplies exhaust components for GMIsuzu. Our joint venture operations in Dalian and Shanghai, China have established us as one of the leading exhaust suppliers in the rapidly growing Chinese automotive market. We continue to expand our Chinese presence and, in November 2003, entered into two agreements to form new joint ventures in China. The first is with Eberspacher International GmbH to supply emission control products and systems for luxury cars produced by BMW and Audi in China, and the second is with Chengdu Lingchuan Mechanical Plant to supply emission control products and systems for various Ford platforms produced in China.

     Where appropriate, we intend to continue to pursue strategic alliances, joint ventures, acquisitions and other transactions that complement or enhance our existing products, technology, systems development efforts, customer base and/or domestic or international presence. We strive to align with strong local partners to help us further develop our leadership in systems integration and to penetrate international markets and with companies that have proven products, proprietary technology, research capabilities and/or market penetration to help us achieve further leadership in product offerings, customer relationships, and systems integration and overall presence.

     GROWTH IN ADJACENT MARKETS

     One of our goals is to apply our existing design, engineering and manufacturing capabilities to penetrate a variety of adjacent markets and to achieve growth in higher-margin businesses. For example, we are aggressively leveraging our technology and engineering leadership in emission and ride control into adjacent markets, such as the heavy-duty market for trucks, buses, agricultural equipment, construction machinery and other commercial vehicles. As an established leading supplier of heavy-duty ride control and elastomer products, we are already serving customers like Volvo Truck, Mack, Navistar International, Freightliner and Scania. We also see tremendous opportunity to expand our presence in the heavy-duty market with our emission control products and systems, having recently entered this market in Europe with diesel technologies that will help customers meet Euro 4, Euro 5 and Kyoto requirements.

     IMPROVE EFFICIENCY AND REDUCE COSTS

     We are a process-oriented company and have implemented and are continuing to implement several programs designed to improve efficiency and reduce costs, including:

     - We are successfully completing Project Genesis, our primary initiative for improving global manufacturing and distribution efficiency. Since launching Project Genesis in December 2001, we have reduced excess manufacturing capacity and costs. We have closed eight facilities and improved workflow at 21 plants worldwide.

     - We anticipate long-term savings through our Six Sigma program, a methodology and approach designed to minimize product defects and improve operational efficiencies.

     - We have implemented a Lean manufacturing program to reduce costs, inventories and customer lead times while improving delivery.

     - We have adopted the Business Operating System ("BOS"), a disciplined system to promote and manage continuous improvement. BOS focuses on the assembly and analysis of data for quick and effective problem resolution to create more efficient and profitable operations.

     - We are using Economic Value Added ("EVA(R)"), a financial tool that more effectively measures how efficiently we employ our capital resources, and have linked the successful application of this management discipline to our incentive compensation program.

     In addition, we continue to work to reduce costs by standardizing products and processes throughout our operations; further developing our global supply chain management capabilities; improving our information technology; increasing efficiency through employee training; investing in more efficient machinery; and enhancing the global coordination of costing and quoting procedures, along with other steps to reduce administrative and operational costs and improve cost management.

     REDUCE BORROWINGS AND IMPROVE CASH FLOW

     We are focused on a core set of goals designed to reduce borrowings and improve cash flow: (i) keeping selling, general and administrative expenses plus engineering, research and development costs ("SGA&E") level as a percentage of sales, while continuing to invest in sales and engineering; (ii) extracting significant cash flow from working capital initiatives; (iii) maintaining overall gross margins in a challenging economic environment; and (iv) strengthening existing customer relationships and winning new long-term OE business.

ENVIRONMENTAL MATTERS

     We estimate that we and our subsidiaries will make capital expenditures for environmental matters of approximately $7 million in 2004 and approximately $2 million in 2005.

     For additional information regarding environmental matters, see Item 3, "Legal Proceedings," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental and Other Matters," and
Note 11 to the financial statements of Tenneco Automotive Inc. and Consolidated Subsidiaries included under Item 8.

EMPLOYEES

     As of December 31, 2003, we had approximately 19,139 employees, approximately 53.3 percent of which are covered by collective bargaining agreements and approximately 29.7 percent of which are governed by European works councils. Several of our existing labor agreements, including those covering plants in Spain, Belgium, France, the United Kingdom and the United States, are scheduled for renegotiation in 2004. We regard our employee relations as generally satisfactory.

OTHER

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

     Walker's consolidated businesses operate nine manufacturing facilities in the U.S. and 33 manufacturing facilities outside of the U.S., operate five engineering and technical facilities worldwide and share two other such facilities with Monroe. Fifteen of these manufacturing plants are JIT facilities. Walker operates four additional manufacturing facilities outside of the U.S. through four non-controlled joint ventures, three of which are JIT facilities.

     Monroe's consolidated businesses operate nine manufacturing facilities in the U.S. and 21 manufacturing facilities outside the U.S., operate seven engineering and technical facilities worldwide and share two other such facilities with Walker. Five of these manufacturing plants are JIT facilities.

     The above-described manufacturing locations outside of the U.S. are located in Canada, Mexico, Belgium, Spain, the United Kingdom, the Czech Republic, South Africa, France, Sweden, Germany, Poland, Portugal, Argentina, Brazil, Australia, New Zealand, China, Thailand, Russia and India. We also have sales offices located in Australia, Argentina, Brazil, Canada, India, Italy, Japan, Poland, Russia, Singapore, Thailand and Sweden.

     We own approximately one half of the properties described above and lease the other half. We hold 10 of the above-described international manufacturing facilities through eight joint ventures in which we own a controlling interest. In addition, we hold four others through four joint ventures in which we own a non-controlling interest. We also have distribution facilities at our manufacturing sites and at a few offsite locations, substantially all of which we lease.

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

ITEM 3. LEGAL PROCEEDINGS.

     As of December 31, 2003, we are designated as a potentially responsible party in three Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $12 million. For each of the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

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

     From time to time we are subject to product warranty claims whereby we are required to bear costs of repair or replacement of certain of our products. Warranty claims may range from individual customer claims to full recalls of all products in the field. See Note 11 to our consolidated financial statements included under Item 8 for information regarding our warranty reserves.

     We also from time to time are involved in legal proceedings or claims that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, we are involved in litigation with the minority owner of one of our Indian joint ventures over various operational issues. This dispute involves a court-mandated bidding process, which could result in a non-cash charge to earnings if we are required to sell our interest in the joint venture on unfavorable terms. As another example, we recently identified our failure to file certain reports under an automotive industry regulation and, although we have now made the required filings, this failure could subject us to a response, including fines or penalties, from the appropriate agency. We will continue to vigorously defend ourselves against all of these claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. On the other hand, we are experiencing an increasing number of these claims, likely due to bankruptcies of major asbestos manufacturers. We vigorously defend ourselves against these claims as part of our ordinary course of business. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

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

     No matters were submitted to the vote of security holders during the fourth quarter of 2003.

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following provides information concerning the persons who serve as our executive officers as of March 1, 2004. For periods prior to November 4, 1999, the date of the 1999 Pactiv spin-off, references to service to "us" or "our company" reflect services to Old Tenneco's automotive operations.

              NAME (AND AGE AT
             DECEMBER 31, 2003)                                 OFFICES HELD
             ------------------                 ---------------------------------------------
Mark P. Frissora (48)........................   Chairman of the Board of Directors, President
                                                and Chief Executive Officer
Timothy R. Donovan (48)......................   Executive Vice President, Managing
                                                Director -- International and General Counsel
                                                and Director
Hari N. Nair (43)............................   Executive Vice President and Managing
                                                Director -- Europe
Richard P. Schneider (56)....................   Senior Vice President -- Global
                                                Administration
Brent Bauer (48).............................   Senior Vice President and General Manager --
                                                North American Original Equipment Emission
                                                Control
Kenneth R. Trammell (43).....................   Senior Vice President and Chief Financial
                                                Officer
Timothy E. Jackson (47)......................   Senior Vice President -- Global Technology
                                                and Manufacturing
Paul Schultz (53)............................   Senior Vice President -- Global Supply Chain
                                                Management
Neal Yanos (42)..............................   Senior Vice President and General Manager --
                                                North American Original Equipment Ride
                                                Control and North American Aftermarket
James A. Perkins, Jr. (41)...................   Vice President and Controller

     MARK P. FRISSORA -- Mr. Frissora became our Chief Executive Officer in connection with the 1999 Spin-off and has been serving as President of the automotive operations since April 1999. In March 2000, he was also named our Chairman of the Board of Directors. From 1996 to April 1999, he held various positions within our automotive operations, including Senior Vice President and General Manager of the worldwide original equipment business. Mr. Frissora joined our company in 1996 from AeroquipVickers Corporation, where he served since 1991 as a Vice President. In the 15 years prior to joining AeroquipVickers, he spent 10 years with General Electric and 5 years with Philips Lighting Company in management roles focusing on product development and marketing. He is a member of The Business Roundtable and the World Economic Forum's Automotive Board of Governors. He is also a director of NCR Corporation, where he serves on its Compensation Committee, and the FMC Corporation, where he serves on its Audit Committee.

     TIMOTHY R. DONOVAN -- Mr. Donovan was named Managing Director of our International Group in May 2001 with responsibility for all operations in Asia and South America, as well as our Japanese OE business worldwide. He was named Senior Vice President and General Counsel of our company in August 1999. He was promoted to Executive Vice President in December 2001. Mr. Donovan also is in charge of our worldwide Environmental, Health and Safety Program. Mr. Donovan was a partner in the law firm of Jenner & Block from 1989 until his resignation in September 1999, and most recently served as the Chairman of Jenner & Block's Corporate and Securities Department and as a member of its Executive Committee. He is also a director of John B. Sanfilippo & Son, Inc. and is a member of its Compensation Committee and is the Chairman of its Audit Committee. On March 9, 2004, Mr. Donovan was elected to our company's Board of Directors.

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

     RICHARD P. SCHNEIDER -- Mr. Schneider was named as our Senior Vice President -- Global Administration in connection with the 1999 Spin-Off and is responsible for the development and implementation of human resources programs and policies and employee communications activities for our worldwide operations. Prior to the 1999 Spin-Off, Mr. Schneider served as our Vice President -- Human Resources. He joined us in 1994 from International Paper Company where, during his 20 year tenure, he held key positions in labor relations, management development, personnel administration and equal employment opportunity.

     BRENT BAUER -- Mr. Bauer joined Tenneco Automotive in August 1996 as a Plant Manager and was named Vice President and General Manager -- European Original Equipment Emission Control in September 1999. Mr. Bauer was named Vice President and General Manager -- European and North American Original Equipment Emission Control in July 2001. Currently, Mr. Bauer serves as the Senior Vice President and General Manager -- North American Original Equipment Emission Control. Prior to joining Tenneco, he was employed at AeroquipVickers Corporation for 10 years in positions of increasing responsibility serving most recently as Director of Operations.

     KENNETH R. TRAMMELL -- Mr. Trammell was named our Senior Vice President and Chief Financial Officer in September 2003, having served as our Vice President and Controller from September 1999. From April 1997 to November 1999 he served as Corporate Controller of Tenneco Inc. He joined Tenneco Inc. in May 1996 as Assistant Controller. Before joining Tenneco Inc., Mr. Trammell spent 12 years with the international public accounting firm of Arthur Andersen LLP, last serving as a senior manager.

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

     NEAL YANOS -- Mr. Yanos was named our Senior Vice President and General Manager -- North American Original Equipment Ride Control in December 2000. In addition, he became Senior Vice President and General Manager of our North American Aftermarket on May 8, 2003. He joined our Monroe ride control division as a process engineer in 1988 and since that time has served in a broad range of assignments including product engineering, strategic planning, business development, finance, program management and marketing, including most recently Director of our North American original equipment GM/VW business unit. Before joining our company, Mr. Yanos was employed in various engineering positions by Sheller Globe Inc. (now part of Lear Corporation) from 1985 to 1988.

     JAMES A. PERKINS, JR. -- Mr. Perkins joined us as Vice President and Controller in February of 2004. Prior to joining the company, Mr. Perkins spent fifteen years with General Electric in various management positions in acquisitions integration, finance and corporate audit. Most recently, from 2001 to 2003, he was Director, Commercial Operations for GE Medical Systems Information Technology, a provider of products and services for the medical industry. Prior to that, he served as Chief Financial Officer and Vice President for GE-Fanuc Corporation from 1999 to 2000 (manufacturing related products) and for GE-Medical Systems Ultrasound from 1998 to 1999 (medical-related devices and services).

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

                                                              SALES PRICES
                                                              -------------
QUARTER                                                       HIGH     LOW
-------                                                       -----   -----
2003
  1st.......................................................  $4.32   $2.01
  2nd.......................................................   4.65    2.25
  3rd.......................................................   7.45    3.61
  4th.......................................................   7.32    4.66
2002
  1st.......................................................  $4.10   $1.90
  2nd.......................................................   6.75    3.82
  3rd.......................................................   8.32    3.50
  4th.......................................................   5.97    3.28

     As of February 23, 2004, there were approximately 48,841 holders of record of our common stock, including brokers and other nominees.

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

     We are highly leveraged and restricted with respect to the payment of dividends under the terms of our financing arrangements. On January 10, 2001, we announced that our Board of Directors eliminated the regular quarterly dividend on the Company's common stock. The Board took this action in response to then-current industry conditions, primarily greater than anticipated production volume reductions by original equipment manufacturers in North America and continued softness in the global aftermarket. We have not paid dividends on our common stock since the fourth quarter of 2000. There are no current plans to reinstate a dividend on our common stock, as the Board of Directors intends to retain any earnings for use in our business for the foreseeable future. For additional information concerning our payment of dividends, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL DATA.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                    YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
                                                2003(A)       2002(A)       2001(A)       2000(A)       1999(A)
                                                -------       -------       -------       -------       -------
                                                         (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENTS OF INCOME DATA:
  Net sales and operating revenues from
    continuing operations --
    North America..........................    $    1,887    $    1,906    $    1,799    $    1,956    $    1,749
    Europe.................................         1,480         1,254         1,305         1,292         1,273
    Other..................................           457           352           318           348           297
    Intergroup sales.......................           (58)          (53)          (58)          (68)          (59)
                                               ----------    ----------    ----------    ----------    ----------
                                               $    3,766    $    3,459    $    3,364    $    3,528    $    3,260
                                               ==========    ==========    ==========    ==========    ==========
  Income from continuing operations before
    interest expense, income taxes, and
    minority interest --
    North America..........................    $      131    $      129    $       52    $       68    $      166
    Europe.................................            14            18            23            40            44
    Other..................................            31            22            17            12           (62)
                                               ----------    ----------    ----------    ----------    ----------
         Total.............................           176           169            92           120           148
Interest expense (net of interest
  capitalized)(b)(d).......................           149           141           170           188           134
Income tax expense (benefit)(d)............            (6)           (7)           51           (28)           72
Minority interest..........................             6             4             1             2            23
                                               ----------    ----------    ----------    ----------    ----------
Income (loss) from continuing operations...            27            31          (130)          (42)          (81)
Income (loss) from discontinued operations,
  net of income tax(c).....................            --            --            --            --          (208)
Cumulative effect of changes in accounting
  principles, net of income tax(e).........            --          (218)           --            --          (134)
                                               ----------    ----------    ----------    ----------    ----------
Net income (loss)..........................    $       27    $     (187)   $     (130)   $      (42)   $     (423)
                                               ==========    ==========    ==========    ==========    ==========
Average number of shares of common stock
  outstanding
  Basic....................................    40,426,136    39,795,481    37,779,837    34,735,766    33,480,686
  Diluted..................................    41,767,959    41,667,815    38,001,248    34,906,825    33,656,063
Earnings (loss) per average share of common
  stock --
  Basic:
    Continuing operations..................    $     0.67    $     0.78    $    (3.43)   $    (1.20)   $    (2.42)
    Discontinued operations(c).............            --            --            --            --         (6.23)
    Cumulative effect of changes in
      accounting principles(e).............            --         (5.48)           --            --         (3.99)
                                               ----------    ----------    ----------    ----------    ----------
                                               $     0.67    $    (4.70)   $    (3.43)   $    (1.20)   $   (12.64)
                                               ==========    ==========    ==========    ==========    ==========
  Diluted:
    Continuing operations..................    $     0.65    $     0.74    $    (3.43)   $    (1.20)   $    (2.42)
    Discontinued operations(c).............            --            --            --            --         (6.23)
    Cumulative effect of changes in
      accounting principles(e).............            --         (5.48)           --            --         (3.99)
                                               ----------    ----------    ----------    ----------    ----------
                                               $     0.65    $    (4.74)   $    (3.43)   $    (1.20)   $   (12.64)
                                               ==========    ==========    ==========    ==========    ==========
Cash dividends per common share............    $       --    $       --    $       --    $      .20    $     4.50

                                                                    YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
                                                2003(A)       2002(A)       2001(A)       2000(A)       1999(A)
                                                -------       -------       -------       -------       -------
                                                          (MILLIONS EXCEPT RATIO AND PERCENT AMOUNTS)
BALANCE SHEET DATA:
  Total assets.............................    $    2,795    $    2,504    $    2,681    $    2,886    $    2,943
  Short-term debt(b).......................            20           228           191            92            56
  Long-term debt(b)........................         1,410         1,217         1,324         1,435         1,578
  Minority interest........................            23            19            15            14            16
  Shareholders' equity.....................            58           (94)           74           330           422
STATEMENT OF CASH FLOWS DATA:
  Net cash provided (used) by operating
    activities.............................    $      281    $      188    $      141    $      234    $     (254)
  Net cash (used) by investing
    activities.............................          (127)         (107)         (126)         (157)       (1,188)
  Net cash provided (used) by financing
    activities.............................           (49)          (73)            3          (123)        1,495
  Cash flow(h).............................           315           253           209           281           169
  Capital expenditures for continuing
    operations.............................           130           138           127           146           154
OTHER DATA:
  EBITDA(f)................................    $      339    $      313    $      245    $      271    $      292
  Ratio of earnings to fixed charges(g)....           1.2           1.2           0.6           0.6           0.9
  Working capital as a percent of
    sales(i)...............................           2.3%          3.6%          6.0%         10.1%         15.6%

---------------

NOTE: Our financial statements for the three years ended December 31, 2003, which are discussed in the following notes, are included in this Form 10-K under
Item 8.

(a) For a discussion of the significant items affecting comparability of the financial information for the years ended 2003, 2002, and 2001, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have reduced revenues for 2000 and 1999 by $21 million and $19 million, respectively, to reflect the reclassification of certain sales incentives that were previously shown in selling, general and administrative expense.

(b) In 1999, we contributed the assets of our former paperboard packaging operations to a new joint venture and spun off our former specialty packaging operations (including the interest in the containerboard joint venture) to our stockholders. Debt amounts for 1999 through November 4, 1999 are net of allocations of corporate debt to the net assets of our discontinued specialty packaging and paperboard packaging segments. Interest expense for periods presented is net of interest expense allocated to income from discontinued operations. These allocations of debt and related interest expense are based on the ratio of our investment in the specialty packaging and paperboard packaging segments' respective net assets to our consolidated net assets plus debt.

(c) Discontinued operations reflected in the above periods consist of our (1) specialty packaging segment, which was discontinued in August 1999 and (2) paperboard packaging segment, which was discontinued in June 1999.

(d) In accordance with Statement of Financial Accounting Standards ("SFAS") No. 145, the losses on prepayments of debt in 1999 and 2000 of $28 million and $2 million, respectively, were reclassified to interest expense.

(e) In 2002, we adopted SFAS No. 142 which changed the accounting for purchased goodwill from an amortization method to an impairment-only approach. In 1999, we implemented the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." In addition, effective January 1, 1999, we changed our method of accounting for customer acquisition costs from a deferred method to an expense-as-incurred method. You should also read the notes to the financial statements of Tenneco Automotive Inc. and Consolidated Subsidiaries, appearing in Item 8, for additional information.

(f) EBITDA represents income before extraordinary item, cumulative effect of change in accounting principle, interest expense, income taxes, minority interest and depreciation and amortization. EBITDA is not a calculation based upon generally accepted accounting principles. The amounts included in the EBITDA calculation, however, are derived from amounts included in the historical statements of income data. In addition, EBITDA should not be considered as an alternative to net income or operating income as an indicator of our operating performance, or as an alternative to operating cash flows as a measure of liquidity. We have reported EBITDA because we regularly review EBITDA as a measure of our company's performance. In addition, we believe our debt holders utilize and analyze our EBITDA for similar purposes. We also believe EBITDA assists investors in comparing a company's performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon many factors. However, the EBITDA measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation. EBITDA is derived from the statements of income as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                 -----------------------------------
                                                 2003   2002    2001    2000   1999
                                                 ----   -----   -----   ----   -----
                                                             (MILLIONS)
Net income (loss)..............................  $ 27   $(187)  $(130)  $(42)  $(423)
Cumulative effect of change in accounting, net
  of income tax................................    --     218      --     --     134
Loss (income) from discontinued operations, net
  of tax.......................................    --      --      --     --     208
Minority interest..............................     6       4       1      2      23
Income tax expense (benefit)...................    (6)     (7)     51    (28)     72
Interest expense, net of interest
  capitalized..................................   149     141     170    188     134
Depreciation and amortization..................   163     144     153    151     144
                                                 ----   -----   -----   ----   -----
Total EBITDA...................................  $339   $ 313   $ 245   $271   $ 292
                                                 ====   =====   =====   ====   =====

(g) For purposes of computing this ratio, earnings generally consist of income from continuing operations before income taxes and fixed charges excluding capitalized interest. Fixed charges consist of interest expense, the portion of rental expense considered representative of the interest factor and capitalized interest. For the years ended December 31, 2001, 2000 and 1999 earnings were insufficient by $80 million, $76 million and $22 million, respectively, to cover fixed charges. See Exhibit 12 to this Form 10-K for the calculation of this ratio.

(h) The amounts included in the cash flow calculation are the sum of cash provided before financing activities, cash paid during the year for interest and cash paid during the year for taxes as shown in the historical statements of cash flow. We have reported cash flow because we regularly review cash flow as a measure of cash generated by our business to meet our debt and tax obligations. In addition, we believe our debt holders and others analyze our cash flow for similar purposes. We also believe that cash flow assists investors in understanding our ability to meet our obligations. Cash flow is derived from the statements of cash flows as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                   ---------------------------------
                                                   2003   2002   2001   2000   1999
                                                   ----   ----   ----   ----   -----
                                                              (MILLIONS)
Net cash provided (used) before financing
  activities.....................................  $154   $ 81   $ 15   $ 77   $(228)
Cash paid during the year for interest...........   115    145    177    186     260
Cash paid during the year for taxes..............    46     27     17     18     137
                                                   ----   ----   ----   ----   -----
Cash Flow........................................  $315   $253   $209   $281   $ 169
                                                   ====   ====   ====   ====   =====

(i) For purposes of computing working capital as a percentage of sales, we exclude cash and the current portion of long term debt from the calculation. We exclude these items because we manage our working capital activity through cash and short term debt. To include these items in the calculation would distort actual working capital changes. Our calculation of working capital as a percentage of sales is as follows:

                                                     YEARS ENDED DECEMBER 31,
                                            ------------------------------------------
                                             2003     2002     2001     2000     1999
                                            ------   ------   ------   ------   ------
                                                    (DOLLAR AMOUNT IN MILLIONS
                                                    EXCEPT PERCENTAGE AMOUNTS)
Current Assets:
  Receivables-Customer notes and accounts,
     net..................................  $  427   $  394   $  380   $  457   $  557
  Receivables-Other.......................      15       15       15       30       14
  Inventories.............................     343      352      326      422      412
  Deferred income taxes...................      63       56       66       76       59
  Prepayments and other...................     112       95      101       89       75
                                            ------   ------   ------   ------   ------
                                            $  960   $  912   $  888   $1,074   $1,117
Current Liabilities:
  Trade payables..........................  $  621   $  505   $  401   $  464   $  348
  Accrued taxes...........................      19       40       35       16       20
  Accrued interest........................      42       23       25       35       29
  Accrued liabilities.....................     162      172      148      134      149
  Other accruals..........................      29       48       76       68       61
                                            ------   ------   ------   ------   ------
                                            $  873   $  788   $  685   $  717   $  607
Working Capital (Current assets less
  current liabilities)....................  $   87   $  124   $  203   $  357   $  510
Sales.....................................  $3,766   $3,459   $3,364   $3,528   $3,260
Working capital as a percent of sales.....     2.3%     3.6%     6.0%    10.1%    15.6%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     As you read the following review of our financial condition and results of operations, you should also read our financial statements and related notes beginning on page 64.

EXECUTIVE SUMMARY

     We are one of the world's leading manufacturers of automotive emission control and ride control products and systems. We completed the separation of our packaging business in a series of transactions during 1999, culminating in the spin-off to our shareholders of the common stock of Pactiv Corporation (formerly known as Tenneco Packaging Inc.) on November 4, 1999. We serve both original equipment vehicle manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe(R), Rancho(R), Clevite(R) Elastomers and Fric Rot(TM) ride control products and Walker(R), Fonos(TM), and Gillet(TM) emission control products. Worldwide we serve more than 30 different original equipment manufacturers, and our products or systems are included on six of the top 10 passenger car models produced in North American and Western Europe and all of the top 10 light truck models produced in North America for 2003. During 2003, our aftermarket customers were comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. We operate more than 70 manufacturing facilities worldwide and employ more than 19,100 people to service our customer's demands.

     Factors that are critical to our success include managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes, fixing or eliminating unprofitable businesses and reducing overall costs. In addition, our ability to adapt to key industry trends, such as the consolidation of OE customers, changing aftermarket distribution channels, increasing environmental standards and extended product life of automotive parts, also plays a critical role in our success.

     We have a substantial amount of indebtedness, with total debt, net of cash balances, of $1.285 billion as of December 31, 2003. As such, our ability to generate cash -- both to fund operations and service our debt -- is also a significant area of focus for our company. See "Liquidity and Capital Resources" below for further discussion of cash flows.

     Total revenues for 2003 were more than $3.7 billion, a nine percent increase over 2002. Higher OE volumes in certain areas of our operations and strengthening currencies drove this increase. Gross margin for 2003 was 20.5 percent of revenues compared to 20.9 percent of revenues for 2002. The decline was driven by a lower percentage of revenues generated by the higher margin aftermarket business. We reported selling, general, administrative and engineering expenses for 2003 of 11. 4 percent of revenues, as compared to 12.1 percent of revenues for 2002. Higher revenues and improved cost management via tighter discretionary spending and expanding our shared-services strategies drove the reduction. EBIT was $176 million for 2003 up from the $169 million reported in 2002. The increase was driven by stronger operational performances in North America and the rest of the world, which includes South America, Australia and Asia. See below for a more detailed discussion of operating performances for the last three years.

YEARS 2003 AND 2002

  NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the years of 2003 and 2002. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. Additionally, "pass-through" catalytic converter sales include precious metals pricing, which may be volatile. These "pass-through" catalytic converter sales occur when, at the direction of our OE customers, we purchase catalytic converters or components from suppliers, use them in our manufacturing process, and sell them as part of the completed system. While our original equipment customers assume the risk of this volatility, it impacts our reported revenue. Excluding pass-through catalytic converter sales removes this impact. We have not reflected any currency impact in the 2002 table since this is the base period for measuring the effects of currency during 2003 on our operations. We use this information to analyze the trend in our revenues before these factors. We believe investors find this information useful in understanding period to period comparisons in our revenues.

                                                  YEAR ENDED DECEMBER 31, 2003
                                  -------------------------------------------------------------
                                                                    PASS-THROUGH     REVENUES
                                                                       SALES        EXCLUDING
                                                        REVENUES     EXCLUDING     CURRENCY AND
                                             CURRENCY   EXCLUDING     CURRENCY     PASS-THROUGH
                                  REVENUES    IMPACT    CURRENCY       IMPACT         SALES
                                  --------   --------   ---------   ------------   ------------
                                                           (MILLIONS)
North America Aftermarket
  Ride Control..................   $  303      $ --      $  303         $ --          $  303
  Emission Control..............      163        --         163           --             163
                                   ------      ----      ------         ----          ------
       Total North America
          Aftermarket...........      466        --         466           --             466
North America Original Equipment
  Ride Control..................      442        --         442           --             442
  Emission Control..............      972        18         954          306             648
                                   ------      ----      ------         ----          ------
       Total North America
          Original Equipment....    1,414        18       1,396          306           1,090
          Total North America...    1,880        18       1,862          306           1,556
Europe Aftermarket
  Ride Control..................      170        30         140           --             140
  Emission Control..............      176        30         146           --             146
                                   ------      ----      ------         ----          ------
       Total Europe
          Aftermarket...........      346        60         286           --             286
Europe Original Equipment
  Ride Control..................      265        40         225           --             225
  Emission Control..............      832       132         700          216             484
                                   ------      ----      ------         ----          ------
       Total Europe Original
          Equipment.............    1,097       172         925          216             709
          Total Europe..........    1,443       232       1,211          216             995
Asia............................      161         1         160           57             103
South America...................      119        (2)        121           12             109
Australia.......................      163        31         132           15             117
                                   ------      ----      ------         ----          ------
          Total Other...........      443        30         413           84             329
                                   ------      ----      ------         ----          ------
Total Tenneco Automotive........   $3,766      $280      $3,486         $606          $2,880
                                   ======      ====      ======         ====          ======

                                                  YEAR ENDED DECEMBER 31, 2002
                                  -------------------------------------------------------------
                                                                    PASS-THROUGH     REVENUES
                                                                       SALES        EXCLUDING
                                                        REVENUES     EXCLUDING     CURRENCY AND
                                             CURRENCY   EXCLUDING     CURRENCY     PASS-THROUGH
                                  REVENUES    IMPACT    CURRENCY       IMPACT         SALES
                                  --------   --------   ---------   ------------   ------------
                                                           (MILLIONS)
North America Aftermarket Ride
  Control.......................   $  312      $ --      $  312         $ --          $  312
  Emission Control..............      179        --         179           --             179
                                   ------      ----      ------         ----          ------
       Total North America
          Aftermarket...........      491        --         491           --             491
North America Original Equipment
  Ride Control..................      410        --         410           --             410
  Emission Control..............      997        --         997          323             674
                                   ------      ----      ------         ----          ------
       Total North America
          Original Equipment....    1,407        --       1,407          323           1,084
          Total North America...    1,898        --       1,898          323           1,575
Europe Aftermarket
  Ride Control..................      142        --         142           --             142
  Emission Control..............      169        --         169           --             169
                                   ------      ----      ------         ----          ------
       Total Europe
          Aftermarket...........      311        --         311           --             311
Europe Original Equipment Ride
  Control.......................      187        --         187           --             187
  Emission Control..............      723        --         723          218             505
                                   ------      ----      ------         ----          ------
       Total Europe Original
          Equipment.............      910        --         910          218             692
          Total Europe..........    1,221        --       1,221          218           1,003
Asia............................      116        --         116           35              81
South America...................      103        --         103           10              93
Australia.......................      121        --         121            6             115
                                   ------      ----      ------         ----          ------
          Total Other...........      340        --         340           51             289
                                   ------      ----      ------         ----          ------
Total Tenneco Automotive........   $3,459      $ --      $3,459         $592          $2,867
                                   ======      ====      ======         ====          ======

     Revenues from our North American operations decreased $18 million in 2003 compared to the same period last year reflecting lower sales from the aftermarket business. Total North American OE revenues were up $7 million at $1,414 million in 2003 as higher ride control volumes were partially offset by lower emission control volumes. OE emission control revenues were down $25 million to $972 million from $997 million in the prior year. Adjusted for pass-through sales, which declined five percent, and currency, OE emission control sales were down four percent from the prior year. OE ride control revenues for 2003 increased eight percent from the prior year. Total OE revenues, excluding pass-through sales and currency, increased one percent in 2003, while North American light vehicle production decreased approximately three percent from one year ago. We experienced this improvement despite the build rate decline primarily due to our strong position on top-selling platforms with General Motors, Ford, Honda and Nissan. Aftermarket revenues for North America were $466 million in 2003, representing a decrease of five percent compared to the same period in the prior year. Aftermarket ride control revenues decreased $9 million or three percent in 2003, as a result of a weak economy and lower initial orders related to new customer additions in 2003 compared to the prior year. Aftermarket emission control revenues declined nine percent in 2003 compared to 2002 reflecting the continued overall market decline in the emission control business and the longer lives of exhaust components due to the OE's use of stainless steel, which reduces aftermarket replacement rates.

     Our European segment's revenues increased $222 million or 18 percent in 2003 compared to last year. Total OE revenues were $1,097 million, up 21 percent from last year. OE emission control revenues increased 15 percent to $832 million from $723 million in the prior year. Excluding a $2 million decrease in pass-through sales and a $132 million increase due to strengthening currency, OE emission control revenues decreased four percent over 2002. This was greater than the change in European production levels, which decreased approximately one percent from one year ago. Our decrease was greater than the market decline as a result of several older PSA, Volkswagen and Peugeot models where lower volumes are not yet being offset by the launch or ramp up of the replacement models. OE ride control revenues increased to $265 million in 2003 or up 42 percent from $187 million a year ago. Excluding a $40 million benefit from currency appreciation, OE ride control revenues increased 20 percent. We experienced this revenue increase despite the decline in the European build rate due to stronger sales on new platforms with Volkswagen and Ford. European aftermarket sales were $346 million in 2003 compared to $311 million last year. Excluding $60 million attributable to currency appreciation, European aftermarket revenues declined eight percent in 2003 compared to last year. Ride control aftermarket revenues, excluding the impact of currency, were down one percent compared to the prior year, reflecting the continued overall weakness in the European aftermarket, partially offset by the continued positive impact of the Monroe Reflex(R) introduction in the second quarter of last year. Additionally, aftermarket emission control revenues were lower as a result of the now standard use of longer lasting stainless steel by OE manufacturers. Excluding the impact of currency, European aftermarket emission control revenues declined 14 percent from the prior year.

     Revenues from our Other operations, which include South America, Australia and Asia, increased $103 million to $443 million in 2003 as compared to $340 million in the prior year. Higher volumes and increased pass-through sales drove increased revenues of $45 million at our Asian operations. In Australia, stronger OE volumes and strengthening currency increased revenues by 34 percent. Excluding the impact of currency, Australian revenues increased eight percent. South American revenues were up $16 million primarily as a result of increased OE volumes and a stabilizing currency.

  EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

                                                                  YEARS
                                                                  ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002    CHANGE
                                                              -----   -----   ------
                                                                    (MILLIONS)
North America...............................................  $131    $129      $2
Europe......................................................    14      18      (4)
Other.......................................................    31      22       9
                                                              ----    ----      --
                                                              $176    $169      $7
                                                              ====    ====      ==

     The EBIT results shown in the preceding table include the following items, discussed below under "Restructuring and Other Charges" and "Liquidity and Capital Resources -- Capitalization", which have an effect on the comparability of EBIT results between periods:

                                                                  YEARS
                                                                  ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
                                                               (MILLIONS)
North America
  Restructuring-related expenses............................   $3     $  5
  Restructuring charges (reversals).........................    1       (2)
  Amendment of senior credit facility.......................   --        1
Europe
  Restructuring-related expenses............................    4        6
  Restructuring charges (reversals).........................   --       (6)
  Amendment of senior credit facility.......................   --        1
  Gain on sale of York, U.K. facility.......................   --      (11)
Other
  Restructuring charges (reversals).........................   --       (1)

     EBIT for North American operations increased to $131 million in 2003 from $129 million one year ago. Higher volumes in our OE ride control segment increased EBIT by $8 million, and OE manufacturing efficiencies added $8 million to EBIT in 2003 compared to the prior year. The North American aftermarket volume decreases in both product lines and related manufacturing inefficiencies reduced EBIT by $16 million, but were partially offset by $4 million in lower selling, general and administrative costs including lower year over year changeover expenses. North American EBIT was also reduced by $1 million as a result of our inventory reduction programs. This EBIT decrease was the result of inventory absorption costs--fixed manufacturing costs that the company continued to incur in spite of the lower production levels necessary to drive inventory down. Because of the lower production levels, a greater portion of fixed manufacturing costs were recognized in the income statement rather than allocated to inventory balances. Included in North America's 2003 EBIT was $4 million in restructuring and restructuring-related expenses. Included in 2002's EBIT were $3 million in restructuring-related expenses and $1 million related to amending the senior credit facility.

     Our European segment's EBIT was $14 million for 2003, down $4 million from $18 million in 2002. However, included in 2002's EBIT was an $11 million gain on the sale of our York, U.K. facility and $1 million related to amending the senior credit facility. Included in 2003's EBIT were $4 million of restructuring-related expenses. Higher OE volumes primarily in ride control contributed $7 million to EBIT. Also contributing to EBIT were manufacturing efficiencies of $14 million primarily in OE emission control and currency appreciation of $11 million. Additionally, benefits we are realizing from Project Genesis, which is described further in "Restructuring and Other Charges" in this Management's Discussion and Analysis, added to EBIT. These increases were partially offset by lower aftermarket volumes that reduced EBIT by $11 million. In addition, as a result of our inventory reduction programs, EBIT was reduced by $6 million due to higher absorption costs. Also reducing EBIT were higher selling general and administrative costs.

     EBIT for our Other operations increased $9 million to $31 million in 2003 compared to $22 million one year ago. Higher OE revenues in all regions drove this improvement. Additionally, favorable currency exchange rates in Australia increased EBIT by $4 million. Included in 2002's EBIT was a favorable adjustment in the reserve for our costs to complete Project Genesis, which increased EBIT by $1 million.

  EBIT AS A PERCENTAGE OF REVENUE

                                                                 YEARS
                                                                 ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              2003    2002
                                                              -----   ----
North America...............................................    7%     7%
Europe......................................................    1%     1%
Other.......................................................    7%     6%
     Total Tenneco Automotive...............................    5%     5%

     In North America, EBIT as a percentage of revenue for 2003 remained flat to the prior year. Higher OE ride control volumes and manufacturing efficiencies were offset by lower aftermarket volumes and related manufacturing inefficiencies. In Europe, EBIT margins for 2003 also remained flat compared to the prior year. OE volume increases, manufacturing efficiencies, restructuring savings and currency appreciation were offset by the impact of a gain on a facility sale in the prior year, lower aftermarket volumes, and higher absorption costs. EBIT as a percentage of revenue for our Other operations increased one percent from the prior year. Higher OE volumes in all regions and currency appreciation in Australia drove the increase.

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

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. Project Genesis involved closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The closed facilities include an emission control aftermarket plant and an aftermarket distribution operation in Europe, a ride control plant in Europe, an engineering center in Europe, one building at an emission control plant complex in North America, a technology facility in North America, an exhaust manufacturing facility in North America, and our London-based treasury office. In the fourth quarter of 2001, we recorded pre-tax charges related to Project Genesis of $27 million. Within the statement of income (loss), $23 million of the pre-tax charge was reflected in cost of sales, while $4 million was included in selling, general and administrative expenses. These charges were comprised of $18 million in severance and $9 million for equipment lease cancellation, asset impairment and other restructuring costs to close the eight facilities. We wrote down the assets at locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We also recorded a pre-tax charge of $4 million in cost of sales related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. The aftermarket parts were written down to their estimated scrap value, less costs to sell. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter for the value mapping and rearrangement of one of our emission control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $0.81 per diluted common share. As of December 31, 2003, we have eliminated 974 positions in connection with Project Genesis. Additionally, we are executing this plan more efficiently than originally anticipated and as a result in the fourth quarter of 2002 reduced our reserves related to this restructuring activity by $6 million which was recorded in cost of sales. In the fourth quarter of 2003 we reclassified $2 million of severance reserve to the asset impairment reserve. This reclassification became necessary as actual asset impairments along with the sale of our closed facilities were different than the original estimates. We expect to complete all remaining restructuring activities related to Project Genesis in the second quarter of 2004.

     We incurred other costs in 2003 of $7 million for moving and rearrangement activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for those actions.

     Including the costs incurred in 2002 of $11 million, we have incurred a total of $18 million for moving and rearrangement activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for these actions.

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

     To date we have generated about $29 million of savings from Project Genesis. About $7 million of savings was related to closing the eight facilities, about $14 million of savings was related to value mapping and plant arrangement and about $8 million of savings was related to relocating production among facilities and centralizing some functional areas. To date, there have been no significant deviations from planned savings. When complete, we expect that the series of restructuring actions initiated in the fourth quarter of 2001 will generate annualized savings of $30 million. About $7 million of the expected savings should be generated by closing the eight facilities, about $13 million of the expected savings should be generated by improving process flow and efficiency through value mapping and plant arrangement and about $10 million of the expected savings will be generated by relocating production among facilities and centralizing some functional areas.

     Amounts related to the reserves we have established regarding activities that are part of our restructuring plans are as follows:

                       DECEMBER 31, 2002       2003          2003     CHARGED TO   IMPACT OF                 DECEMBER 31, 2003
                         RESTRUCTURING     RESTRUCTURING     CASH       ASSET      EXCHANGE                    RESTRUCTURING
                            RESERVE           CHARGE       PAYMENTS    ACCOUNTS      RATES     ADJUSTMENTS        RESERVE
                       -----------------   -------------   --------   ----------   ---------   -----------   -----------------
                                                                     (MILLIONS)
Severance............         $9                $1           $(9)        $--          $2           $(2)             $1
Asset Impairment.....         --                --            --          (2)         --             2              --
Other................         --                --            --          --          --            --              --
                              --                --           ---         ---          --           ---              --
                              $9                $1           $(9)        $(2)         $2           $--              $1
                              ==                ==           ===         ===          ==           ===              ==

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives over the 2002-2006 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. As of December 31, 2003, we have excluded $19 million of the $60 million available under the terms of the senior credit facility. In addition to the announced actions, we continue to evaluate additional opportunities to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution and manufacturing footprint for the future. There can be no assurances, however, that we will undertake additional restructuring actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee, and if the costs of the plans exceed the amount previously approved by our senior lenders, could require approval by our senior lenders. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

     In October of 2003 we announced the closure of an emission control manufacturing facility in Birmingham, U.K. Approximately 130 employees will be eligible for severance benefits in accordance with union contracts and U.K. legal requirements. Charges related to this closing are not expected to exceed $5 million and will be recorded in the first half of 2004. This action is in addition to the plant closures announced in Project Genesis in the fourth quarter of 2001.

  INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $149 million in 2003 compared to $141 million in 2002. The current year's interest expense includes $12 million for the write-off of senior debt issuance costs that were deferred on the senior debt that we partially paid with the proceeds of our $350 million bond offering in June of 2003 and fully refinanced in December of 2003. Additionally, we incurred approximately $10 million in higher interest costs related to the bond offering and senior debt refinancing. Offsetting this increase was lower interest rates on our variable rate debt and the termination of our three-year floating to fixed interest rate swap agreement that expired on February 3, 2003. See more detailed explanations on our debt structure, including the $350 million bond offering in June 2003, the $125 million bond offering in December 2003 and the senior debt refinancing in December 2003 and their anticipated impact on our interest expense, in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

  INCOME TAXES

     Income taxes were a benefit of $6 million in 2003, compared to a benefit of $7 million in 2002. Included in 2003 were benefits of $17 million, including book to return adjustments, settlements of prior year tax issues on a more favorable basis than originally anticipated and a foreign tax adjustment. The effective tax rate for 2003 including the $17 million benefit was a negative 21 percent. Excluding the $17 million benefit our effective tax rate was 37 percent. Included in 2002 were benefits of $19 million related to lower-than-expected costs for withholding taxes related to foreign operations, book to return adjustments and a change in the effective tax rate in Belgium. The effective tax rate for 2002 including the $19 million benefit was a negative 24 percent. Excluding the $19 million benefit our effective tax rate was 40 percent.

  EARNINGS PER SHARE

     We reported earnings, before cumulative effect of change in accounting principle, per diluted common share of $0.65 for 2003, compared to $0.74 per diluted share for 2002. Included in the results for 2003 are the negative impacts from expenses related to our restructuring activities, the write-off of debt issuance costs relating to the bond transactions in June and December of 2003, the senior debt refinancing in December of 2003 and tax benefits for the resolution of several audit issues. The net impact of these items increased earnings per diluted share by $0.10. Included in the results for 2002 are the negative impacts from expenses related to our restructuring activities, costs related to amending the senior credit facility, a tax benefit for lower withholding on foreign repatriation of earnings, a tax benefit for accrual to return adjustments, a tax benefit for a change in the effective tax rate in Belgium and the gain on the sale of our York, U.K. facility. In total, these items improved earnings per diluted common share by $0.53. You should also read
Note 7 to the consolidated financial statements included in Item 8 for more detailed information on earnings per share.

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

  Revenue Recognition

     We recognize revenue for sales to our OE and aftermarket customers under the terms of our arrangements with those customers, generally at the time of shipment from our plants or distribution centers. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Where we have offered product warranty, we also provide for warranty costs. Those estimates are based upon historical experience and upon specific warranty issues as they arise. While we have not experienced any material differences between these estimates and our actual costs, it is reasonably possible that future warranty issues could arise that could have a significant impact on our financial statements.

  Long-term Receivables

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At December 31, 2003, we had $15 million recorded as a long-term receivable from OE customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels. We have not experienced any material losses on arrangements where we have a contractual guarantee of reimbursement from our customers.

  Income Taxes

     We have a U.S. Federal tax NOL carryforward at December 31, 2003, of $516 million, which will expire in varying amounts from 2018 to 2023. The federal tax effect of that NOL is $181 million, and is recorded as an asset on our balance sheet at December 31, 2003. We estimate, based on available evidence, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and upon strategies available to accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of December 31, 2003, we believe that there has been a significant change in our ownership, but not a majority change, in the last three years.

  Stock-based Compensation

     We utilize the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If our compensation costs for our stock-based compensation plans were determined using the fair value method of accounting as provided in SFAS No. 123, "Accounting for Stock-Based Compensation," we estimate that our pro-forma net income and earnings per share for the full year 2003 would be lower by $1 million or $0.03 per diluted share.

  Goodwill and Other Intangible Assets

     We utilize an impairment-only approach to value our purchased goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Each year in the fourth quarter, we perform an impairment analysis on the balance of goodwill. Inherent in this calculation is the use of estimates as the fair value of our designated reporting units is based upon the present value of our expected future cash flows. In addition, our calculation includes our best estimate of our weighted average cost of capital and growth rate. If the calculation results in a fair value of goodwill which is less than the book value of goodwill, an impairment charge would be recorded in the operating results of the impaired reporting unit.

  Pension and Other Postretirement Benefits

     We have various defined benefit pension plans that cover substantially all of our employees. We also have postretirement health care and life insurance plans that cover a majority of our domestic employees. Our pension and postretirement health care and life insurance expenses and valuations are dependent on management's assumptions used by our actuaries in calculating such amounts. These assumptions include discount rates, health care cost trend rates, long-term return on plan assets, retirement rates, mortality rates and other factors. Health care cost trend rate assumptions are developed based on historical cost data and an assessment of likely long-term trends. Retirement and mortality rates are based primarily on actual plan experience.

     Our approach to establishing the discount rate assumption starts with the Moody's AA Corporate Bond Index adjusted for an incremental yield based on actual historical performance. This incremental yield adjustment is the result of selecting securities whose yields are higher than the "normal" bonds that comprise the index. Based on this approach, at September 30, 2003 we lowered the discount rate for pension plans to 6.1 percent from 6.5 percent at September 30, 2002. The discount rate for postretirement benefits was lowered from 7.0 percent at September 30, 2002 to 6.5 percent at September 30, 2003.

     Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, we revised our estimate of the long-term rate of return on plan assets for our pension plans to 8.4 percent for 2003 and 2002, and 9.4 percent for 2001. See Note 9 to the financial statements for more information regarding costs and assumptions for employee retirement benefits.

  CHANGES IN ACCOUNTING PRINCIPLES

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changed the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142 in January 2002. Under the provisions of SFAS No. 142, we were required to perform an impairment analysis on the balance of goodwill at January 1, 2002. The fair value of our reporting units used in determining the goodwill impairment was computed using the present value of expected future cash flows. As a result of this analysis, we determined that goodwill associated with our North American original equipment ride control and European aftermarket operations was impaired. As a result, a charge of $218 million, net of taxes of $6 million, was recorded in the first quarter of 2002 as a cumulative effect of a change in accounting principle. The balance of unamortized goodwill was $193 million at December 31, 2003. We are required to test this balance for impairment on an annual basis.

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

     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which expanded previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 provides that issuing a guarantee imposes a non-contingent obligation to stand ready to perform in the event that the conditions specified in the guarantee occur, and that a liability representing the fair value of such a guarantee must be recognized when the guarantee is issued. We are required to apply these initial recognition and measurement provisions to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 has not had a material impact on our financial position or results of operations. You should also read Note 5 to the financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123," which provided alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amended the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 1 to our financial statements for this information.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was revised in December 2003. FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This interpretation as revised is effective January 1, 2004. We do not believe the adoption of FIN 46 will have a material impact on our consolidated financial statements.

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

     In December 2003, the FASB revised SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." The revised SFAS No. 132 changes employers' disclosures about pension plans and other postretirement benefits and requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost. The revised statement is effective for annual and interim periods ended after December 15, 2003. We adopted the revised SFAS No. 132 as of December 31, 2003, resulting in additional disclosures in our consolidated financial statements.

     In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, "Accounting Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003." FSP No. 106-1 permits a sponsor to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2002 (the "Act"). The Act, signed into law in December 2003, establishes a prescription drug benefit under Medicare ("Medicare Part D") and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-1 does not provide specific guidance as to whether a sponsor should recognize the effects of the Act in its financial statements. The Act introduces two new features to Medicare that must be considered when measuring accumulated postretirement benefit costs. The new features include a subsidy to the plan sponsors that is based on 28 percent of an individual beneficiary's annual prescription drug costs between $250 and $5,000, and an opportunity for a retiree to obtain a prescription drug benefit under Medicare.

     We have elected to defer the adoption of FSP No. 106-1 due to lack of specific guidance. Therefore, the net postretirement benefit costs disclosed in the consolidated financial statements do not reflect the impact of the Act on the plans. Our deferral will continue until specific authoritative accounting guidance for the federal subsidy is issued. Authoritative guidance on the accounting for the federal subsidy is pending and, when issued, could require information previously reported in our consolidated financial statements to change. We are currently investigating the impacts of FSP No. 106-1's initial recognition, measurement and disclosure provisions on our consolidated financial statements.

  LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                            ---------------
                                                             2003     2002    % CHANGE
                                                            ------   ------   --------
                                                                    (MILLIONS)
Short term debt and current maturities....................  $   20   $  228     (91)%
Long term debt............................................   1,410    1,217      16
                                                            ------   ------
Total debt................................................   1,430    1,445      (1)
                                                            ------   ------
Total minority interest...................................      23       19      21
Common shareholders' equity...............................      58      (94)    162
                                                            ------   ------
Total capitalization......................................  $1,511   $1,370      10
                                                            ======   ======

     General. The year-to-date increase in shareholders' equity primarily results from a $4 million increase in the fair market value of our interest rate swaps, which expired in February 2003, and $130 million related to the translation of foreign balances into U.S. dollars. In addition, net income, premium on common stock issued pursuant to benefit plans and other transactions contributed $36 million to the increase in shareholders' equity. The increase in shareholders' equity was partially offset by an adjustment to additional minimum pension liability of $18 million as a result of a decrease in the fair market value of the plan assets. Although our book equity balance was small at December 31, 2003, it should not affect our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity.

     Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, as well as our revolving credit facility, decreased by $208 million during 2003. The decrease is the result of an $89 million decrease in the current portion of long-term obligations primarily resulting from the June 2003 repayment of some of our long-term obligations offset by a $2 million increase in short-term debt on foreign subsidiaries. In addition, we decreased our borrowings by approximately $121 million during 2003 under our revolving credit facility. There were no borrowings outstanding under our revolving credit facility as of December 31, 2003. Borrowings outstanding under our revolving credit facility were $121 million as of December 31, 2002. The overall increase in long-term debt resulted from the issuance of new long-term debt as described below, partially offset by payments made on outstanding long-term debt.

     Senior Credit Facility. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions, which was $800 million at December 31, 2003. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. We originally entered into this facility in 1999 and since that time have periodically requested and received amendments to the facility for various purposes. In 2003, we engaged in a series of transactions that resulted in the full refinancing of the facility, through an amendment and restatement, in December. The following describes our activities with respect to the senior credit facility over the last several years.

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

     As a result of significant reductions in North American vehicle production levels announced in 2000 by our OE customers, as well as an accelerated weakening of the global aftermarket, we entered into a second amendment of our senior credit facility on March 22, 2001. The second amendment revised the financial covenant ratios we were required to maintain as of the end of each of the quarters ending in 2001. The second amendment also reduced the limitation on 2001 capital expenditures from $225 million to $150 million, and required that net cash proceeds from all significant, non-ordinary course asset sales be used to prepay the senior term loans. In exchange for these amendments, we agreed to a 25 basis point increase in interest rates on the senior term loans and borrowings under our revolving credit facility and paid an aggregate fee of $3 million to consenting lenders. We incurred legal, advisory and other costs related to the amendment process of $2 million.

     At the time of the second amendment, we expected that we would meet with the senior lenders during the first quarter of 2002 to negotiate further amendments to the senior credit facility. Consequently, we amended the senior credit facility for a third time on March 13, 2002. The third amendment revised the financial covenant ratios we are required to maintain as of the end of each of the quarters ending in 2002, 2003 and 2004. It also extended the limitation on annual capital expenditures of $150 million through this three-year period. The amendment further provided us with the option to enter into sale and leaseback arrangements on up to $200 million of our assets. The proceeds from these arrangements would have to be used to prepay the term loans under the senior credit agreement. The amendment also allows us to exclude up to $60 million of cash charges and expenses, before taxes, related to any cost reduction initiatives over the 2002-2006 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. It also permits us to execute exchanges of our senior subordinated bonds for shares of common stock. We do not have any current plans to enter into any debt-for-stock exchanges. Any significant debt-for-stock exchange would require approval of our stockholders. In exchange for these amendments, we agreed to a $50 million reduction in our revolving credit facility, a 25 basis point increase in interest rates on the senior term loans and borrowings under our revolving credit facility, and paid an aggregate fee of $3 million to consenting lenders. We also incurred legal, advisory and other costs related to the amendment process of $2 million.

     In June 2003, we issued $350 million of 10 1/4 percent senior secured notes in a private placement. The notes have a final maturity date of July 15, 2013. The notes accrue interest from June 19, 2003 with a first interest payment date of January 15, 2004. In October 2003, we completed an offer to exchange all of the notes issued in the June 2003 private placement for a like amount of the 10 1/4 percent senior secured notes, with substantially identical terms, which had been registered under the Securities Act of 1933. These notes are described in more detail below under "--Senior and Subordinated Notes."

     We received net proceeds in the second quarter from the offering of the notes, after deducting underwriting discounts and commissions and our expenses, of $338 million. We used the net proceeds of the offering to repay outstanding amounts under our senior credit facility as follows: (i) first, to prepay $199 million on the term loan A due November 4, 2005, (ii) second, to prepay $52 million on the term loans B and C due November 4, 2007 and May 4, 2008, respectively, and (iii) third, to prepay outstanding borrowings of $87 million under the revolving credit portion of our senior credit facility.

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

     In December 2003, we amended and restated our senior credit facility and in connection therewith, we issued an additional $125 million of 10 1/4 percent senior secured notes in a private placement. We received $136 million of net proceeds from the offering of the additional $125 million of 10 1/4 percent senior secured notes, after deducting underwriting discounts and commissions and other expenses and including a 13 percent price premium over par. We also received $391 million in net proceeds from the new term loan B borrowings under the amended and restated senior credit facility, after deducting fees and other expenses. We used the combined net proceeds of $527 million to prepay the $514 million outstanding under term loans A, B and C under the senior credit facility immediately prior to the completion of the transaction. The remaining $13 million of net proceeds were used for general corporate purposes. In addition, we received $6 million of accrued interest on the new notes for the period from June 19 through December 12, 2003 that investors paid us and that we subsequently used to pay, on January 15, 2004, accrued interest on the notes from June 19, 2003.

     We incurred $27 million in fees associated with the issuance of the aggregate $475 million of 10 1/4 percent senior secured notes and the amendment and restatement of our senior credit facility which will be amortized over the term of the senior secured notes and the amended and restated senior credit facility.

     After giving effect to the use of the net proceeds from both the June and December transactions, we expect our annual interest expense will increase by approximately $20 million. In addition, we expensed approximately $12 million of existing deferred debt issuance costs as a result of retiring the term loans under the senior credit facility.

     Our amended and restated senior credit facility consists of a seven-year, $400 million term loan B facility maturing in December 2010; a five-year, $220 million revolving credit facility maturing in December 2008; and a seven-year, $180 million tranche B letter of credit/revolving loan facility maturing in December 2010. Although the term loan facility and the tranche B letter of credit/revolving loan facility mature in 2010, the two facilities are subject to mandatory prepayment in full, and any letters of credit issued under the term loan B/revolving loan facility are subject to full cash collateralization, (a) on April 15, 2009, if by that date our senior subordinated notes are not refinanced or extended with a maturity not earlier than April 15, 2011, and (b) on the date which is six months prior to the date to which the senior subordinated notes have been refinanced or had their maturity extended, if our senior subordinated notes have been refinanced or had their maturity extended to a date prior to April 15, 2011. Quarterly principal repayment installments of $1 million on the term loan B facility will begin on March 31, 2004 and continue until December 31, 2009, then rise to $94 million each on March 31, June 30, and September 30 of 2010, with the remaining $94 million final principal repayment due on December 12, 2010. As of December 31, 2003, borrowings under the term loan B facility and the revolving credit facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 325 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 225 basis points. We also pay a commitment fee of 50 basis points on the unused portion of the revolving credit facility. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and fees paid on letters of credit issued under our revolving credit facility are subject to adjustment based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter beginning with the fourth quarter of 2004. The interest margins for borrowings under the term loan B facility will reduce by 25 basis points following the end of each fiscal quarter for which the consolidated leverage ratio is less than 4.0. Our senior secured credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

     The new $180 million tranche B letter of credit/revolving loan facility is available for borrowings of revolving loans and to support letters of credit issued from time to time under the senior credit facility. On December 12, 2003, the tranche B letter of credit/revolving loan facility lenders deposited $180 million with the administrative agent, who will invest that amount in time deposits. Revolving loans can be drawn, repaid and reborrowed thereunder. Such revolving loans will be funded from such deposits and such repayments will be redeposited with the administrative agent. If a letter of credit is paid under this facility and not reimbursed in full by us, each participating lender's ratable share of the deposit will be applied automatically in satisfaction of the reimbursement obligation. We will not have an interest in any such funds on deposit, and we will not account for such funds as our indebtedness when deposited with the administrative agent until drawn by us as described below. Revolving loans borrowed under such facility will be funded with the funds on deposit in such accounts and accrue interest at a rate per annum equal to LIBOR plus 325 basis points. Letters of credit issued thereunder will accrue a letter of credit fee at a per annum rate of 325 basis points for the pro rata account of the lenders under such facility and a fronting fee for the ratable account of the issuers thereof at a per annum rate in an amount to be agreed upon payable monthly in arrears. The administrative agent will pay on a monthly basis to the lenders under the facility a return on their funds actually on deposit in such accounts in an amount equal to a per annum rate of monthly LIBOR (reset every business day during such monthly period) minus 10 basis points. We will be obligated to pay such lenders on a monthly basis a fee equal to the excess of
(x) a per annum rate equal to monthly LIBOR (reset at the start of the applicable month) plus 325 basis points on the size of such facility (i.e., $180 million initially) over (y) the sum of (1) the amount of such return for such month, (2) the amount of interest accrued on such loans under such facility for such month and (3) the letter of credit fees (but not the fronting fees) accrued on such letters of credit under such facility for such month; provided, that except in certain circumstances, the aggregate amount of such interest and fees shall not exceed the amount determined pursuant to clause (x) above minus such return. The interest margins paid on revolving loans and the fees paid on letters of credit issued under the tranche B letter of credit/revolving loan facility will reduce by 25 basis points following the end of each fiscal quarter for which the consolidated leverage ratio is less than 4.0.

     The tranche B letter of credit/revolving loan facility will be reflected as debt on our balance sheet only if we have outstanding thereunder revolving loans or payments by the facility in respect of letters of credit. We will not be liable for any losses to or misappropriation of any (i) return due to the administrative agent's failure to achieve the return described above or to pay all or any portion of such return to any lender under such facility or (ii) funds on deposit in such account by such lender (other than the obligation to repay funds released from such accounts and provided to us as revolving loans under such facility).

     The amended and restated senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratios (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratios (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratios (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) at the end of each period indicated. The financial ratios required under the amended senior credit facility and, in the case of the year ended December 31, 2003, the actual ratios we achieved are shown in the following tables:

                                                                            QUARTER ENDED
                                                 --------------------------------------------------------------------
                                                  MARCH 31,        JUNE 30,        SEPTEMBER 30,        DECEMBER 31,
                                                     2003            2003               2003                2003
                                                 ------------    ------------      --------------      --------------
                                                 REQ.    ACT.    REQ.    ACT.      REQ.      ACT.      REQ.      ACT.
                                                 ----    ----    ----    ----      ----      ----      ----      ----
Leverage Ratio (maximum).......................  5.75    4.35    5.50    4.56      5.25      4.32      5.00      4.17
Interest Coverage Ratio (minimum)..............  1.65    2.31    1.75    2.33      1.80      2.54      1.95      3.04
Fixed Charge Coverage Ratio (minimum)..........  0.80    1.31    0.90    1.32      0.95      1.46      1.00      1.87

                                                               QUARTERS ENDING
                           ---------------------------------------------------------------------------------------
                                       SEPTEMBER 30,
                           MARCH 31-       2004-       SEPTEMBER 30-     MARCH 31-      MARCH 31-      MARCH 31-
                           JUNE 30,      JUNE 30,       DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                             2004          2005             2005            2006           2007           2008
                           ---------   -------------   --------------   ------------   ------------   ------------
                             REQ.          REQ.             REQ.            REQ.           REQ.           REQ.
                           ---------   -------------   --------------   ------------   ------------   ------------
Leverage Ratio
  (maximum)..............    5.00          4.75             4.50            4.25           3.75           3.50
Interest Coverage Ratio
  (minimum)..............    2.00          2.00             2.00            2.10           2.20           2.35
Fixed Charge Coverage
  Ratio (minimum)........    1.10          1.10             1.10            1.15           1.25           1.35

                                 QUARTERS ENDING
                           ---------------------------

                            MARCH 31-      MARCH 31-
                           DECEMBER 31,   DECEMBER 31,
                               2009           2010
                           ------------   ------------
                               REQ.           REQ.
                           ------------   ------------
Leverage Ratio
  (maximum)..............      3.50           3.50
Interest Coverage Ratio
  (minimum)..............      2.50           2.75
Fixed Charge Coverage
  Ratio (minimum)........      1.50           1.75

     As part of the amendment and restatement, the terms of our senior credit facility were also revised to: (i) extend the period of time during which we can exclude up to $60 million of cash charges and expenses, before taxes, related to any cost reduction initiatives from the calculation of the financial covenant ratios by another two years through 2006; (ii) permit the refinancing of our senior subordinated notes and/or our 10 1/4 percent senior secured notes using the net cash proceeds from the issuance of similarly structured debt; (iii) permit the repurchase of our senior subordinated notes and/or our 10 1/4 percent senior secured notes using the net cash proceeds form the issuance of shares of common stock of Tenneco Automotive Inc.; and (iv) delete the mandatory prepayment of term loans from excess cash flow in 2003 and reduced the percentage of excess cash flow that must be used to prepay term loans in subsequent years from 75 percent to 50 percent.

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions described above); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends; (vii) mergers and consolidations; and (viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of December 31, 2003, we were in compliance with both the financial covenants (as indicated above) and operational restrictions of the facility.

     Senior and Subordinated Notes. Our outstanding debt also includes $500 million of 11 5/8 percent senior subordinated notes due October 15, 2009 in addition to the $475 million of 10 1/4 percent senior secured notes due July 15, 2013 described above. We can redeem some or all of the notes at any time after July 15, 2008, in the case of the senior secured notes, and October 15, 2004, in the case of the senior subordinated notes. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. We are permitted to redeem up to 35 percent of the senior secured notes with the proceeds of certain equity offerings completed before July 15, 2006.

     From time to time, we evaluate opportunities to refinance our senior and subordinated notes. For example, the 11 5/8 percent senior subordinated notes are callable beginning in October 2004. We could refinance the senior subordinated notes with the cash proceeds of sales of new debt, debt securities or preferred stock convertible into common equity, or common stock, or through any combination thereof. The existing terms of our financing arrangements contemplate these types of refinancings and, accordingly, we could effect appropriate transactions without any further consent of our lenders. Any decision to refinance our current debt will be based upon the current economic conditions and the benefits to our company.

     The senior subordinated debt and senior secured debt indentures both require that we, as a condition to incurring certain types of indebtedness not otherwise permitted, maintain an interest coverage ratio of not less than 2.25. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; and (v) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our and our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of December 31, 2003, we were in compliance with the covenants and restrictions of these indentures.

     Accounts Receivable Securitization. In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable. In North America, we have an accounts receivable securitization program with a commercial bank. We sell original equipment and aftermarket receivables on a daily basis under this program. We had sold accounts receivable under this program of $36 million and $46 million at December 31, 2003 and 2002, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or
(iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2003, this program was amended to extend its term to January 31, 2005 and reduce the size of the program to $50 million. The program has since been amended to increase its size to $75 million with its termination date unchanged at January 31, 2005. We also sell some receivables in our European operations to regional banks in Europe. At December 31, 2003 we had sold $87 million of accounts receivable in Europe up from $55 million at December 31, 2002. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements would increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

     Capital Requirements. We believe that cash flows from operations, combined with available borrowing capacity described above, assuming that we maintain compliance with the financial covenants and other requirements of our loan agreement, will be sufficient to meet our future capital requirements for the following year, including scheduled debt principal amortization payments. Our ability to meet the financial covenants depends upon a number of operational and economic factors, many of which are beyond our control. Factors that could impact our ability to comply with the financial covenants include the rate at which consumers continue to buy new vehicles and the rate at which they continue to repair vehicles already in service, as well as our ability to successfully implement our restructuring plans. Lower North American vehicle production levels, weakening in the global aftermarket, or a reduction in vehicle production levels in Europe, beyond our expectations, could impact our ability to meet our financial covenant ratios. In the event that we are unable to meet these financial covenants, we would consider several options to meet our cash flow needs. These options could include further renegotiations with our senior credit lenders, additional cost reduction or restructuring initiatives, sales of assets or common stock, or other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame.

     Contractual Obligations

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments are shown in the following table:

                                                            PAYMENTS DUE IN:
                                           --------------------------------------------------
                                                                              BEYOND
                                           2004   2005   2006   2007   2008    2008    TOTAL
                                           ----   ----   ----   ----   ----   ------   ------
                                                               (MILLIONS)
Obligations:
Revolver borrowings......................  $ --   $ --   $ --   $ --   $ --   $   --   $   --
Senior long-term debt....................     4      4      4      4      4      380      400
Long-term notes..........................    --      1     --      1     --      478      480
Capital leases...........................     3      3      3      3      3        5       20
Subordinated long-term debt..............    --     --     --     --     --      500      500
Other subsidiary debt....................     1      1     --     --     --       --        2
Short-term debt..........................    12     --     --     --     --       --       12
                                           ----   ----   ----   ----   ----   ------   ------
  Debt and capital lease obligations.....    20      9      7      8      7    1,363    1,414
Operating leases.........................    17     14     11     11      3        6       62
Interest payments........................   127    127    127    127    126      308      942
Capital commitments......................    60     --     --     --     --       --       60
                                           ----   ----   ----   ----   ----   ------   ------
Total Payments...........................  $224   $150   $145   $146   $136   $1,677   $2,478
                                           ====   ====   ====   ====   ====   ======   ======

     We principally use our revolving credit facilities to finance our short-term capital requirements. As a result, we classify the outstanding balances of the revolving credit facilities within our short-term debt even though the revolving credit facility has a termination date of December 13, 2008 and the tranche B letter of credit facility/revolving loan facility has a termination date of December 13, 2010. The revolving credit facilities balances included in short-term debt are zero and $121 million at December 31, 2003 and 2002, respectively.

     If we do not maintain compliance with the terms of our senior credit facility, senior secured notes indenture and senior subordinated debt indenture described above, all amounts under those arrangements could, automatically or at the option of the lenders or other debt holders, become due. Additionally, each of those facilities contains provisions that certain events of default under one facility will constitute a default under the other facility, allowing the acceleration of all amounts due. We currently expect to maintain compliance with terms of all of our various credit agreements for the foreseeable future.

     Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate interest debt, we have made assumptions in calculating the amount of the future interest payments. Interest on our senior secured notes and senior subordinated notes is calculated using the fixed rates of 10 1/4 percent and 11 5/8 percent, respectively. Interest on our variable rate debt is calculated as 350 basis point plus LIBOR of 1.5 percent which is the current rate at December 31, 2003. We have assumed that LIBOR will remain unchanged for the outlying years.

     We have not included purchase obligations as part of our contractual obligations as we generally do not enter into long-term agreements with our suppliers. In addition, the agreements we currently have do not specify the volumes we are required to purchase. If any commitment is provided, in many cases the agreements state only the minimum percentage of our purchase requirements we must buy from the supplier. As a result, these purchase obligations fluctuate from year to year and we are not able to quantify the amount of our future obligation.

     We have also not included material cash requirements for taxes and funding requirements for pension and postretirement benefits. We have not included cash requirements for taxes as we are a taxpayer in certain foreign jurisdictions but not in domestic locations. Additionally, it is difficult to estimate taxes to be paid as shifts in where we generate income can have a significant impact on future tax payments. We have not included cash requirements for funding pension and postretirement costs, as based upon current estimates we believe we will be required to make contributions between $34 million to $41 million to those plans in 2004. Pension and postretirement contributions beyond 2004 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2004.

     We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $4 million at both December 31, 2003 and 2002, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

     Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our then existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee the $800 million senior secured credit facility, the $475 million senior secured notes and the $500 million senior subordinated notes on a joint and several basis. The arrangement for the senior secured credit facility is also secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries. The arrangement for the $475 million senior secured notes is secured by second priority liens, subject to specified exceptions, on all of our domestic assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our domestic subsidiaries is provided as collateral. No assets or capital stock of our direct or indirect foreign subsidiaries secure these notes. You should also read Note 12 where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, travel and procurement card programs, and cash management requirements for some of our subsidiaries totaling $41 million. We have also issued $17 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

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

     Cash Flows

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
                                                               (MILLIONS)
Cash provided (used) by:
  Operating activities......................................  $ 281   $ 188
  Investing activities......................................   (127)   (107)
  Financing activities......................................    (49)    (73)

     Operating Activities

     For the year ended December 31, 2003, cash flows provided from operating activities was $281 million as compared to $188 million in the prior year. For 2003 cash flow provided from working capital was $78 million as compared to $67 million for 2002. The primary driver was the inventory reduction program, which generated $55 million in cash flow during 2003. This was partially offset by higher cash tax payments and the timing of accruals versus payments in the current year as compared to the prior year. Also included in operating cash flows were $12 million in positive cash flows from the write off of debt issuance costs as a result of the bond issuances in June and December of 2003 and the refinancing of the senior debt in December of 2003. Additionally, we generated positive operating cash flows due to higher minority interest income and non-cash restructuring adjustments taken against the reserve in 2003.

     In June 2001, we entered into arrangements with two major OE customers in North America under which, in exchange for a discount, payments for product sales are made earlier than otherwise required under existing payment terms. These arrangements reduced accounts receivable by $83 million and $40 million as of December 31, 2003 and 2002, respectively. In June 2003, we entered into a similar arrangement with a third major OE customer in North America. This arrangement further reduced accounts receivable by $16 million at December 31, 2003. These arrangements can be cancelled at any time.

     Investing Activities

     Cash used for investing activities was $20 million higher in 2003 compared to the same period a year ago. In 2002, we received $17 million in cash from the sale of our York, U.K. facility and also recorded $19 million from a settlement with an OE customer for reimbursement of expenses related to a cancelled platform. Capital expenditures were $130 million in 2003, down $8 million from the $138 million in the prior year.

     Financing Activities

     Cash flow from financing activities was a $49 million outflow in 2003 compared to an outflow of $73 million in the same period of 2002. The primary reason for the change is attributable to the $350 million bond offering in June 2003, the $125 million bond offering in December 2003 and the senior debt refinancing in December of 2003.

OUTLOOK

     North America light vehicle production continued at a relatively strong pace in 2002. Manufacturer incentives kept consumer purchases higher than estimates at the beginning of the year. Consequently, the 2002 North America light vehicle build rate was an estimated 16.4 million units. Production rates for 2003 weakened slightly to an annualized rate of 15.9 million units or a three percent decline from the prior year. Additionally, North American heavy-duty truck production was down three percent from the previous year. We expect North American OE light vehicle production to increase to approximately 16 million units in 2004, however we remain cautious regarding volumes due to continuing uncertain economic conditions in the U.S. and uncertainty about the willingness of the original equipment manufacturers to continue to support consumer automobile sales through incentives. We expect that the heavy-duty truck market could increase between 15 to 25 percent in 2004. In Europe, new vehicle yearly production rates appear to be down one percent from last year. Expectations for 2004 European vehicle production are an increase of approximately two percent as compared to 2003. We plan to build on the OE ride control business launched in 2003 and the ramp up of OE exhaust replacement programs in 2004 along with new OE exhaust business expected to launch in 2004. In the global aftermarket, issues that have impacted volumes over the last twelve months will continue to challenge us for 2004. Customer consolidation, longer product replacement cycles, a weaker economy and competition from short-liners in the exhaust business will continue to impact our volumes. We saw some signs of improvement in the North American aftermarket in the fourth quarter of 2003 and are optimistic that these improvements will continue in 2004.

     Based on anticipated vehicle production levels our global original equipment customer book of business is currently $2,911 million and $3,152 million for 2004 and 2005 respectively. Adjusted for pass-through sales our global original equipment customer book of business is $2,230 million and $2,455 million for 2004 and 2005 respectively. When we refer to our book of business, we mean revenues for original equipment manufacturer programs that have been formally awarded to us as well as programs which we are highly confident will result in revenues based on either informal customer indications consistent with past practices and/or our status as supplier for the existing program and relationship with the customer. This book of business is subject to increase or decrease due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by our customers. We do not intend, however, to update the amounts shown above due to these changes. In addition, our book of business is based on our anticipated pricing for each applicable program over its life. However, we are under continuing pricing pressures from our OE customers. We do not intend to update the amounts shown above for any price changes. Finally, for our foreign operations the book of business assumes a fixed foreign currency value. This value is used to translate foreign business to the US dollar. Currency in our foreign operations is subject to fluctuation based on the economic conditions in each of our foreign operations. We do not intend to update the amounts shown above due to these fluctuations. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995."

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

     As of December 31, 2003, we are designated as a potentially responsible party in three Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $12 million. For each of the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

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

     From time to time we are subject to product warranty claims whereby we are required to bear costs of repair or replacement of certain of our products. Warranty claims may range from individual customer claims to full recalls of all products in the field. See Note 11 to our consolidated financial statements included under Item 8 for information regarding our warranty reserves.

     We also from time to time are involved in legal proceedings or claims that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, we are involved in litigation with the minority owner of one of our Indian joint ventures over various operational issues. This dispute involves a court-mandated bidding process, which could result in a non-cash charge to earnings if we are required to sell our interest in the joint venture on unfavorable terms. As another example, we recently identified our failure to file certain reports under an automotive industry regulation and, although we have now made the required filings, this failure could subject us to a response, including fines or penalties, from the appropriate agency. We will continue to vigorously defend ourselves against all of these claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. On the other hand, we are experiencing an increasing number of these claims, likely due to bankruptcies of major asbestos manufacturers. We vigorously defend ourselves against these claims as part of our ordinary course of business. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

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

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, participants may elect to defer up to 50 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to 8 percent of the employee's salary. We recorded expense for these matching contributions of approximately $6 million and $7 million for the years ended December 31, 2003 and 2002. All contributions vest immediately.

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

     In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The following table summarizes by major currency the notional amounts, weighted average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of December 31, 2003. All contracts in the following table mature in 2004.

                                                                   DECEMBER 31, 2003
                                                --------------------------------------------------------
                                                  NOTIONAL AMOUNT     WEIGHTED AVERAGE     FAIR VALUE
                                                IN FOREIGN CURRENCY   SETTLEMENT RATES   IN U.S. DOLLARS
                                                -------------------   ----------------   ---------------
                                                           (MILLIONS EXCEPT SETTLEMENT RATES)
Australian dollars................  --Purchase            1                 .753              $   1
                                    --Sell              (37)                .771                (29)
British pounds....................  --Purchase          114                1.786                203
                                    --Sell              (81)               1.786               (144)
Canadian dollars..................  --Purchase           --                   --                 --
                                    --Sell              (80)                .773                (61)
Czech Republic koruna.............  --Purchase           --                   --                 --
                                    --Sell             (448)                .039                (17)
Danish kroner.....................  --Purchase           89                 .169                 15
                                    --Sell             (474)                .169                (80)
European euro.....................  --Purchase           58                1.261                 74
                                    --Sell               --                   --                 --
Norwegian krone...................  --Purchase           39                 .150                  6
                                    --Sell               --                   --                 --
Polish zloty......................  --Purchase           26                 .268                  7
                                    --Sell              (68)                .267                (18)
Swedish krona.....................  --Purchase          236                 .139                 33
                                    --Sell             (140)                .139                (20)
U.S. dollars......................  --Purchase          104                1.004                105
                                    --Sell              (73)               1.004                (74)
Other.............................  --Purchase          120                 .752                  2
                                    --Sell               (2)               1.244                 (2)
                                                                                              -----
                                                                                              $   1
                                                                                              =====

  Interest Rate Risk

     Our financial instruments that are sensitive to market risk for changes in interest rates are our debt securities. We primarily use our revolving credit facilities to finance our short-term capital requirements. We pay a current market rate of interest on these borrowings. We have financed our long-term capital requirements with long-term debt with original maturity dates ranging from six to ten years.

     Under the terms of our senior credit facility agreement, we were required to hedge our exposure to floating interest rates by April 2000 so that at least 50 percent of our long-term debt was fixed for a period of at least three years. In February 2000, we hedged $250 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. In April 2000, we hedged an additional $50 million of our floating rate long-term debt with three-year, floating to fixed interest rate swaps. The hedges that we executed fully satisfied the interest rate hedging requirement of the senior credit facility agreement. The swaps expired in February 2003 and we are not required to renew them. On December 31, 2003, we had $995 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through October 2009 and $487 million through July 2013, while the remainder is fixed over periods of 2004 through 2025. There is also $415 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     We estimate that the fair value of our long-term debt at December 31, 2003 was about 108 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $3 million after tax.

     The statements and other information (including the tables) in this "Derivative Financial Instruments" section constitute "forward-looking statements."

YEARS 2002 AND 2001

  NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the years of 2002 and 2001. See "-Years 2003 and 2002-Net Sales and Operating Revenues" for a description of why we present these reconciliations of revenues.

                                                          YEAR ENDED DECEMBER 31, 2002
                                          -------------------------------------------------------------
                                                                            PASS-THROUGH     REVENUES
                                                                               SALES        EXCLUDING
                                                                REVENUES     EXCLUDING     CURRENCY AND
                                                     CURRENCY   EXCLUDING     CURRENCY     PASS-THROUGH
                                          REVENUES    IMPACT    CURRENCY       IMPACT         SALES
                                          --------   --------   ---------   ------------   ------------
                                                                   (MILLIONS)
North America Aftermarket
  Ride Control..........................   $  312      $ --      $  312         $ --          $  312
  Emission Control......................      179        --         179           --             179
                                           ------      ----      ------         ----          ------
     Total North America Aftermarket....      491        --         491           --             491
North America Original Equipment
  Ride Control..........................      410        --         410           --             410
  Emission Control......................      997        --         997          323             674
                                           ------      ----      ------         ----          ------
     Total North America Original
       Equipment........................    1,407        --       1,407          323           1,084
       Total North America..............    1,898        --       1,898          323           1,575
Europe Aftermarket
  Ride Control..........................      142         9         133           --             133
  Emission Control......................      169         9         160           --             160
                                           ------      ----      ------         ----          ------
     Total Europe Aftermarket...........      311        18         293           --             293
Europe Original Equipment
  Ride Control..........................      187        12         175           --             175
  Emission Control......................      723        39         684          218             466
                                           ------      ----      ------         ----          ------
     Total Europe Original Equipment....      910        51         859          218             641
       Total Europe.....................    1,221        69       1,152          218             934
Asia....................................      116        --         116           35              81
South America...........................      103         9          94           10              84
Australia...............................      121       (35)        156            6             150
                                           ------      ----      ------         ----          ------
       Total Other......................      340       (26)        366           51             315
                                           ------      ----      ------         ----          ------
Total Tenneco Automotive................   $3,459      $ 43      $3,416         $592          $2,824
                                           ======      ====      ======         ====          ======

                                                          YEAR ENDED DECEMBER 31, 2001
                                          -------------------------------------------------------------
                                                                            PASS-THROUGH     REVENUES
                                                                               SALES        EXCLUDING
                                                                REVENUES     EXCLUDING     CURRENCY AND
                                                     CURRENCY   EXCLUDING     CURRENCY     PASS-THROUGH
                                          REVENUES    IMPACT    CURRENCY       IMPACT         SALES
                                          --------   --------   ---------   ------------   ------------
                                                                   (MILLIONS)
North America Aftermarket
  Ride Control..........................   $  308      $ --      $  308         $ --          $  308
  Emission Control......................      207        --         207           --             207
                                           ------      ----      ------         ----          ------
     Total North America Aftermarket....      515        --         515           --             515
North America Original Equipment
  Ride Control..........................      373        --         373           --             373
  Emission Control......................      902        --         902          274             628
                                           ------      ----      ------         ----          ------
     Total North America Original
       Equipment........................    1,275        --       1,275          274           1,001
       Total North America..............    1,790        --       1,790          274           1,516
Europe Aftermarket
  Ride Control..........................      135        --         135           --             135
  Emission Control......................      169        --         169           --             169
                                           ------      ----      ------         ----          ------
     Total Europe Aftermarket...........      304        --         304           --             304
Europe Original Equipment
  Ride Control..........................      176        --         176           --             176
  Emission Control......................      786        --         786          277             509
                                           ------      ----      ------         ----          ------
     Total Europe Original Equipment....      962        --         962          277             685
       Total Europe.....................    1,266        --       1,266          277             989
Asia....................................       71        --          71           14              57
South America...........................      131        --         131           15             116
Australia...............................      106        --         106            4             102
                                           ------      ----      ------         ----          ------
       Total Other......................      308        --         308           33             275
                                           ------      ----      ------         ----          ------
Total Tenneco Automotive................   $3,364      $ --      $3,364         $584          $2,780
                                           ======      ====      ======         ====          ======

     Revenues from our North American operations increased $108 million in 2002 compared to the prior year. Higher sales from the OE business were partially offset by aftermarket volume softness in both product lines, primarily in the fourth quarter. Total North American OE revenues increased 10 percent to $1,407 million in 2002 due to higher volumes and increased catalytic converter sales that are passed through to our customers. OE exhaust revenues were up 11 percent in 2002 primarily due to increased volumes and higher pass-through sales. These "pass-through" catalytic converter sales occur when, at the direction of our OE customers, we purchase catalytic converters or components from suppliers, use them in our manufacturing process, and sell them as part of the completed system. OE ride control revenues for 2002 increased 10 percent, driven by increased volumes in both the light vehicle and heavy-duty market. Total OE revenues, excluding $323 million of pass-through sales, increased 8 percent in 2002, while North American light vehicle production increased approximately 6 percent over 2001. Our revenue increase was greater than the build rate increase as a result of the introduction of new platforms, on which we are a supplier, ramping up and outpacing the overall build rate. Aftermarket revenues for North America were $491 million for 2002, representing a decrease of 5 percent compared to the prior year. Aftermarket ride control revenues increased one percent in 2002, as a result of new customer additions in the second half of 2001 and the first quarter of 2002 offsetting overall softness in the ride control aftermarket, particularly in the second half of 2002. Aftermarket exhaust revenues declined 14 percent in 2002 reflecting an overall market decline in the exhaust business. Partially offsetting the volume decreases were price increases in both product lines and a shift toward premium products, which positively impacted revenues by $8 million in 2002.

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

     Revenues from our Other operations increased $32 million to $340 million in 2002 as compared to $308 million in the prior year. Higher volumes and increased pass-through sales drove increased revenues of $45 million at our Asian operations. Stronger volumes and strengthening currency also increased Australian revenues by $15 million. These increases were partially offset by the effects of the weakened South American economy, where revenues declined by $28 million.

  EBIT

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001    CHANGE
                                                              -----   -----   ------
                                                               (MILLIONS)
North America...............................................  $129     $52     $77
Europe......................................................    18      23      (5)
Other.......................................................    22      17       5
                                                              ----     ---     ---
                                                              $169     $92     $77
                                                              ====     ===     ===

     The EBIT results shown in the preceding table include the following items, discussed below, which have an effect on the comparability of EBIT results between periods:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
                                                               (MILLIONS)
North America
  Restructuring charges (reversals).........................   $(2)    $20
  Non-accruable restructuring-related expenses..............     5       6
  Amendment of senior credit facility.......................     1      --
  Environmental reserve.....................................    --       1
Europe
  Restructuring charges (reversals).........................    (6)     22
  Non-accruable restructuring-related expenses..............     6      --
  Amendment of senior credit facility.......................     1       1
  Environmental reserve.....................................    --       1
  Gain on sale of York, U.K. facility.......................   (11)     --
Other
  Restructuring charges (reversals).........................    (1)      3
  Amendment of senior credit facility.......................    --       1

     EBIT for North American operations increased to $129 million in 2002 from $52 million the prior year as higher sales volumes in our OE segment improved our earnings for the year. Stronger volumes and volume-related manufacturing efficiencies contributed $37 million to OE profitability. The elimination of goodwill amortization, discussed in this Management's Discussion and Analysis under the section "Changes in Accounting Principles," contributed $12 million to the EBIT increase. Partially offsetting these increases were increased selling, general and administrative costs, $3 million in restructuring-related expenses that could not be accrued related to our Project Genesis restructuring efforts (net of a $2 million favorable adjustment to the reserve for the costs to complete the first phase of Project Genesis) and $1 million in costs associated with amending our senior credit facility. In the North American aftermarket, price increases instituted in 2002 and a shift toward premium products increased EBIT by $8 million and lower changeover costs and manufacturing efficiencies and distribution increased EBIT by $6 million. Partially offsetting these increases were lower volumes in the aftermarket emission control product line which reduced EBIT by $9 million. Included in North America's prior year results were charges related to our 2001 restructuring efforts and the establishment of an environmental reserve that reduced EBIT by $27 million in the aggregate.

     Our European segment's EBIT declined to $18 million in 2002 from $23 million the prior year. Volume decreases and related operating inefficiencies in both the OE and aftermarket operations negatively impacted EBIT by $36 million. In 2002, we also incurred approximately $6 million in restructuring-related expenses that could not be accrued related to our Project Genesis restructuring efforts and $1 million in costs associated with amending our senior credit facility. European EBIT in 2002 was also reduced by $1 million due to an increase in reserves for warranty issues. See "Environmental and Other Matters" in this Management's Discussion and Analysis for a more detailed discussion of these warranty issues. Partially offsetting these decreases was the gain on the sale of our York, U.K. facility, which increased EBIT by $11 million. A favorable adjustment in the reserve for our costs to complete our restructuring efforts also increased EBIT by $6 million. Additionally, the elimination of goodwill amortization and lower selling, general and administrative overhead costs offset some of the decrease. Included in Europe's prior year results were charges related to our 2001 restructuring efforts, the establishment of an environmental reserve and costs associated with amending our senior credit facility that reduced EBIT by $24 million in the aggregate.

     EBIT for our Other operations increased by $5 million in 2002 compared to the prior year. Stronger volumes in Asia and Australia were offset by manufacturing inefficiencies and a weakened South American economy. Included in our 2002 results was a favorable adjustment in the reserve for our costs to complete the first phase of Project Genesis, which increased EBIT by $1 million. Included in our Other operations' prior year's results were charges related to our restructuring efforts and costs associated with amending our senior credit facility that reduced EBIT by $4 million, in the aggregate.

  EBIT AS A PERCENTAGE OF REVENUE

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
North America...............................................    7%      3%
Europe......................................................    1%      2%
Other.......................................................    6%      6%
  Total Tenneco Automotive..................................    5%      3%

     In North America, EBIT as a percentage of revenue increased by 4 percent for 2002. Stronger OE volumes drove the increase. Additionally, volume-related manufacturing efficiencies and the elimination of goodwill amortization contributed to the increase. North American EBIT margins in 2001, on the other hand, were significantly impacted by our restructuring activities. In Europe, EBIT margins declined in 2002 due to significant decreases in both OE and aftermarket volumes. Also contributing to the decline were volume-related manufacturing inefficiencies. Partially offsetting these decreases was the gain on the sale of our York, U.K. facility. EBIT as a percentage of revenue for our Other operations remained flat year over year as improved operating performance was offset by manufacturing inefficiencies and a weakened South American economy.

  INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $141 million in 2002, compared to $170 million in the prior year. The decrease in total interest expense is due to lower interest rates on our variable rate debt and overall lower debt balances. Capitalized interest was $4 million in 2002 and $3 million in 2001. See "Liquidity and Capital Resources -- Capitalization" in this Management's Discussion and Analysis for a more detailed description of our borrowings.

     Included in our 2002 interest expense is the financial impact of the three-year floating-to-fixed rate swaps we put in place in early 2000 on $300 million of our senior term loans, as required by our senior credit agreement. Based on then-current short-term interest rates, these swaps added approximately $16 million to our interest expense for 2002. These swaps expired on February 4, 2003.

  INCOME TAXES

     We recorded a tax benefit of $7 million in 2002. The 2002 year benefit included a $4 million tax benefit related to lower-than-expected costs for withholding taxes related to our foreign operations. The lower cost of tax withholding for the first half of 2002 tax repatriation transaction resulted from an amendment to our bank agreement allowing a more tax efficient transaction to be completed. We also recorded an $11 million benefit in the 2002 year related to accrual-to-return adjustments in foreign jurisdictions and a $4 million benefit related to a decrease in the corporate tax rate in Belgium from 40 percent to 34 percent. Including all these items, the effective tax rate was a negative 24 percent for 2002. Excluding these items our effective tax rate was 40 percent for 2002.

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

  EARNINGS PER SHARE

     We reported earnings per diluted common share (before extraordinary items and cumulative effect of change in accounting principle) of $.74 for the year ended December 31, 2002, compared to a loss of $3.43 for the same period in 2001. Included in 2002 results are the negative impacts from expenses related to our restructuring plans and the costs related to the amendment of certain terms of the senior credit facility, offset by the gain on the sale of our York, U.K. facility, tax benefits related to lower-than-expected costs for withholding taxes and an accrual-to-return adjustment in a foreign jurisdiction and favorable adjustments to our reserves for restructuring activities. The net impact of these items improved earnings per diluted common share by $.53. In addition, in 2002 we recorded the cumulative effect of a change in accounting principle of $5.48 per diluted share to record the impact of the new accounting standard for goodwill. See "Changes in Accounting Principles" for more information about this charge. Included in results for 2001 are the impacts from charges and expenses related to our restructuring plans, the tax charge for repatriation of foreign earnings, environmental remediation activities and the costs related to the amendment of certain terms of the senior credit facility. These items reduced earnings per diluted common share by $2.95. You should also read Note 7 to the financial statements included in Item 8 for more detailed information on earnings per share.

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

  CASH FLOWS

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
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

     Operating Activities

     For the year ended December 31, 2002, cash flows provided by operating activities were $188 million compared to $141 million in the prior year. Higher earnings in the 2002 year were a key driver to the increased cash provided. In addition, we generated $67 million in cash flow from working capital during 2002, compared to $90 million in the prior year. In 2002, we generated $102 million in cash flow through better management of our payables. At the end of 2001, we reduced payable balances by taking advantage of early payment discounts in Europe. During 2002 we returned to our customary payment schedule, which increased payables balances and improved working capital. Additionally, in June of 2002, we received a payment from an OE customer for the reimbursement of expenses related to a cancelled platform. Of the total cash payment, $11 million was recorded in operating activities and the remaining balance was recorded in investing activities. Primarily offsetting these increases were increases in receivables as a result of lowered factoring levels and increases in inventories in anticipation of platform launches in 2003. See "Capitalization" above for a description of our accounts receivable factoring program.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            INDEX TO FINANCIAL STATEMENTS OF TENNECO AUTOMOTIVE INC.
                         AND CONSOLIDATED SUBSIDIARIES

                                                               PAGE
                                                               ----
Independent auditors' report and Report of independent
  public accountants........................................    62
Statements of income (loss) for each of the three years in
  the period ended December 31, 2003........................    64
Balance sheets -- December 31, 2003 and 2002................    65
Statements of cash flows for each of the three years in the
  period ended December 31, 2003............................    66
Statements of changes in shareholders' equity for each of
  the three years in the period ended December 31, 2003.....    67
Statements of comprehensive income (loss) for each of the
  three years in the period ended December 31, 2003.........    68
Notes to financial statements...............................    69
Schedule II -- Valuation and Qualifying Accounts............   112

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Tenneco Automotive Inc.

     We have audited the accompanying consolidated balance sheets of Tenneco Automotive Inc. and consolidated subsidiaries ("the Company") as of December 31, 2003 and 2002, and the related consolidated statements of income (loss), cash flows, changes in shareholders' equity and comprehensive income (loss) for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company as of December 31, 2001 and for the year then ended, prior to the addition of the transitional disclosures discussed in Note 3, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 28, 2002.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 3, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.

     As discussed above, the consolidated financial statements of the Company as of and for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 3, these consolidated financial statements have been revised to include the transitional disclosures required by SFAS No. 142. We audited the transitional disclosures in Note 3. In our opinion, the transitional disclosures for 2001 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP
Chicago, Illinois
March 9, 2004

     The following report is a copy of the report previously issued by Arthur Andersen LLP ("Andersen") in connection with the filing of our Form 10-K for the year ended December 31, 2001. The inclusion of this previously issued Andersen report is pursuant to the "Temporary and Final Rule and Final Rule Requirements for Arthur Andersen LLP Auditing Clients," issued by the SEC in March 2002. Note that this previously issued Andersen report includes references to fiscal years 2000 and 1999, which is not required to be presented in the accompanying consolidated financial statements for the period ended December 31, 2003. This audit report has not been reissued by Andersen in connection with the filing of this Form 10-K.

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

                                          ARTHUR ANDERSEN LLP
Chicago, Illinois
January 28, 2002

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2003         2002         2001
                                                           ----------   ----------   ----------
                                                           (MILLIONS EXCEPT SHARE AND PER SHARE
                                                                         AMOUNTS)
REVENUES
  Net sales and operating revenues.......................  $    3,766   $    3,459   $    3,364
                                                           ----------   ----------   ----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation shown
     below)..............................................       2,994        2,735        2,699
  Engineering, research, and development.................          67           67           67
  Selling, general, and administrative...................         364          351          353
  Depreciation and amortization of other intangibles.....         163          144          137
  Amortization of goodwill...............................          --           --           16
                                                           ----------   ----------   ----------
                                                                3,588        3,297        3,272
                                                           ----------   ----------   ----------
OTHER INCOME (EXPENSE)
  Gain on sale of assets.................................          --           10            3
  Loss on sale of receivables............................          (2)          (2)          (5)
  Other income (loss)....................................          --           (1)           2
                                                           ----------   ----------   ----------
                                                                   (2)           7           --
                                                           ----------   ----------   ----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND
  MINORITY INTEREST......................................         176          169           92
     Interest expense (net of interest capitalized)......         149          141          170
     Income tax expense (benefit)........................          (6)          (7)          51
     Minority interest...................................           6            4            1
                                                           ----------   ----------   ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE...................................          27           31         (130)
Cumulative effect of change in accounting principle, net
  of income tax..........................................          --         (218)          --
                                                           ----------   ----------   ----------
NET INCOME (LOSS)........................................  $       27   $     (187)  $     (130)
                                                           ==========   ==========   ==========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding --
     Basic...............................................  40,426,136   39,795,481   37,779,837
     Diluted.............................................  41,767,959   41,667,815   38,001,248
Basic earnings (loss) per share of common stock --
     Before cumulative effect of change in accounting
       principle.........................................  $     0.67   $     0.78   $    (3.43)
     Cumulative effect of change in accounting
       principle.........................................          --        (5.48)          --
                                                           ----------   ----------   ----------
                                                           $     0.67   $    (4.70)  $    (3.43)
                                                           ==========   ==========   ==========
Diluted earnings (loss) per share of common stock --
     Before cumulative effect of change in accounting
       principle.........................................  $     0.65   $     0.74   $    (3.43)
     Cumulative effect of change in accounting
       principle.........................................          --        (5.48)          --
                                                           ----------   ----------   ----------
                                                           $     0.65   $    (4.74)  $    (3.43)
                                                           ==========   ==========   ==========

  The accompanying notes to financial statements are an integral part of these statements of income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                                 (MILLIONS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $   145   $    54
  Receivables --
     Customer notes and accounts, net.......................      427       394
     Other..................................................       15        15
  Inventories...............................................      343       352
  Deferred income taxes.....................................       63        56
  Prepayments and other.....................................      112        95
                                                              -------   -------
                                                                1,105       966
                                                              -------   -------
Other assets:
  Long-term notes receivable, net...........................       21        14
  Goodwill..................................................      193       185
  Intangibles, net..........................................       25        20
  Deferred income taxes.....................................      189       141
  Pension assets............................................        6        17
  Other.....................................................      145       135
                                                              -------   -------
                                                                  579       512
                                                              -------   -------
Plant, property, and equipment, at cost.....................    2,303     2,011
  Less -- Reserves for depreciation and amortization........    1,192       985
                                                              -------   -------
                                                                1,111     1,026
                                                              -------   -------
                                                              $ 2,795   $ 2,504
                                                              =======   =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
     debt)..................................................  $    20   $   228
  Trade payables............................................      621       505
  Accrued taxes.............................................       19        40
  Accrued interest..........................................       42        23
  Accrued liabilities.......................................      162       172
  Other.....................................................       29        48
                                                              -------   -------
                                                                  893     1,016
                                                              -------   -------
Long-term debt..............................................    1,410     1,217
                                                              -------   -------
Deferred income taxes.......................................      119       103
                                                              -------   -------
Postretirement benefits.....................................      266       225
                                                              -------   -------
Deferred credits and other liabilities......................       26        18
                                                              -------   -------
Commitments and contingencies
Minority interest...........................................       23        19
                                                              -------   -------
Shareholders' equity:
  Common stock..............................................       --        --
  Premium on common stock and other capital surplus.........    2,751     2,749
  Accumulated other comprehensive loss......................     (241)     (357)
  Retained earnings (accumulated deficit)...................   (2,212)   (2,246)
                                                              -------   -------
                                                                  298       146
  Less -- Shares held as treasury stock, at cost............      240       240
                                                              -------   -------
                                                                   58       (94)
                                                              -------   -------
                                                              $ 2,795   $ 2,504
                                                              =======   =======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
                                                                     (MILLIONS)
OPERATING ACTIVITIES
Income (loss) before cumulative effect of change in
  accounting principle......................................  $  27    $  31    $(130)
Adjustments to reconcile income (loss) before cumulative
  effect of change in accounting principle to cash provided
  (used) by operating activities--
     Depreciation and amortization..........................    163      144      153
     Deferred income taxes..................................    (29)     (39)      30
     (Gain) loss on sale of assets, net.....................      2       (8)       2
     Changes in components of working capital--
       (Increase) decrease in receivables...................     13        9       64
       (Increase) decrease in inventories...................     55       --       75
       (Increase) decrease in prepayments and other current
        assets..............................................     (1)       6      (18)
       Increase (decrease) in payables......................     52       56      (46)
       Increase (decrease) in accrued taxes.................    (30)       3        2
       Increase (decrease) in accrued interest..............     19       (2)      (9)
       Increase (decrease) in other current liabilities.....    (30)      (5)      22
     Other..................................................     40       (7)      (4)
                                                              -----    -----    -----
Net cash provided by operating activities...................    281      188      141
                                                              -----    -----    -----
INVESTING ACTIVITIES
Net proceeds from sale of fixed assets......................      8       24       11
Expenditures for plant, property, and equipment.............   (130)    (138)    (127)
Investments and other.......................................     (5)       7      (10)
                                                              -----    -----    -----
Net cash used by investing activities.......................   (127)    (107)    (126)
                                                              -----    -----    -----
NET CASH PROVIDED BEFORE FINANCING ACTIVITIES...............    154       81       15

FINANCING ACTIVITIES
Issuance of common and treasury shares......................     --       --       10
Proceeds from capital contributions.........................      1       --       --
Issuance of long-term debt..................................    891        3       --
Debt issuance costs on long-term debt.......................    (27)      --       --
Retirement of long-term debt................................   (791)    (123)     (57)
Net increase (decrease) in short-term debt excluding current
  maturities of long-term debt..............................   (121)      47       49
Other.......................................................     (2)      --        1
                                                              -----    -----    -----
Net cash provided (used) by financing activities............    (49)     (73)       3
                                                              -----    -----    -----
Effect of foreign exchange rate changes on cash and cash
  equivalents...............................................    (14)      (7)      --
                                                              -----    -----    -----
Increase (decrease) in cash and cash equivalents............     91        1       18
Cash and cash equivalents, January 1........................     54       53       35
                                                              -----    -----    -----
Cash and cash equivalents, December 31 (Note)...............  $ 145    $  54    $  53
                                                              =====    =====    =====
Cash paid during the year for interest......................  $ 115    $ 145    $ 177
Cash paid during the year for income taxes (net of
  refunds)..................................................  $  46    $  27    $  17
NON-CASH INVESTING AND FINANCING ACTIVITIES
Obligation for long-term capital lease......................  $  --    $  (3)   $  --

------------------
Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                   YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------------
                                                      2003                   2002                   2001
                                              --------------------   --------------------   --------------------
                                                SHARES     AMOUNT      SHARES     AMOUNT      SHARES     AMOUNT
                                              ----------   -------   ----------   -------   ----------   -------
                                                               (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1...........................  41,347,340   $    --   41,355,074   $    --   37,797,256   $    --
  Issued (Reacquired) pursuant to benefit
    plans...................................     534,221        --      (35,960)       --    3,557,818        --
  Stock options exercised...................     285,735        --       28,226        --           --        --
                                              ----------   -------   ----------   -------   ----------   -------
Balance December 31.........................  42,167,296        --   41,347,340        --   41,355,074        --
                                              ==========   -------   ==========   -------   ==========   -------
PREMIUM ON COMMON STOCK AND OTHER CAPITAL
  SURPLUS
Balance January 1...........................                 2,749                  2,748                  2,738
  Premium on common stock issued pursuant to
    benefit plans...........................                     2                      1                     10
                                                           -------                -------                -------
Balance December 31.........................                 2,751                  2,749                  2,748
                                                           -------                -------                -------
ACCUMULATED OTHER COMPREHENSIVE INCOME
  (LOSS)
Balance January 1...........................                  (357)                  (375)                  (239)
  Other comprehensive income (loss).........                   116                     18                   (136)
                                                           -------                -------                -------
Balance December 31.........................                  (241)                  (357)                  (375)
                                                           -------                -------                -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1...........................                (2,246)                (2,059)                (1,929)
  Net income (loss).........................                    27                   (187)                  (130)
  Other.....................................                     7                     --                     --
                                                           -------                -------                -------
Balance December 31.........................                (2,212)                (2,246)                (2,059)
                                                           -------                -------                -------
LESS -- COMMON STOCK HELD AS TREASURY STOCK,
  AT COST
Balance January 1...........................   1,294,692       240    1,294,692       240    1,298,498       240
  Shares issued pursuant to benefit and
    dividend reinvestment plans.............          --        --           --        --       (3,806)       --
                                              ----------   -------   ----------   -------   ----------   -------
Balance December 31.........................   1,294,692       240    1,294,692       240    1,294,692       240
                                              ==========   -------   ==========   -------   ==========   -------
  Total.....................................               $    58                $   (94)               $    74
                                                           =======                =======                =======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                      YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                                2003                            2002                            2001
                                    -----------------------------   -----------------------------   -----------------------------
                                     ACCUMULATED                     ACCUMULATED                     ACCUMULATED
                                        OTHER                           OTHER                           OTHER
                                    COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                       INCOME          INCOME          INCOME          INCOME          INCOME          INCOME
                                       (LOSS)          (LOSS)          (LOSS)          (LOSS)          (LOSS)          (LOSS)
                                    -------------   -------------   -------------   -------------   -------------   -------------
                                                                             (MILLIONS)
NET INCOME (LOSS).................                      $ 27                            $(187)                          $(130)
                                                        ----                            -----                           -----
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)
  CUMULATIVE TRANSLATION
    ADJUSTMENT
  Balance January 1...............      $(273)                          $(316)                          $(237)
    Translation of foreign
      currency statements.........        130            130               43              43             (79)            (79)
                                        -----                           -----                           -----
  Balance December 31.............       (143)                           (273)                           (316)
                                        -----                           -----                           -----
  FAIR VALUE OF INTEREST RATE
    SWAPS
  Balance January 1...............         (4)                            (17)                             --
    Fair value adjustment.........          4              4               13              13             (17)            (17)
                                        -----                           -----                           -----
  Balance December 31.............         --                              (4)                            (17)
                                        -----                           -----                           -----
  ADDITIONAL MINIMUM PENSION
    LIABILITY ADJUSTMENT
  Balance January 1...............        (80)                            (42)                             (2)
    Additional minimum pension
      liability adjustment........        (29)           (29)             (61)            (61)            (64)            (64)
    Income tax benefit............         11             11               23              23              24              24
                                        -----                           -----                           -----
  Balance December 31.............        (98)                            (80)                            (42)
                                        -----                           -----                           -----
Balance December 31...............      $(241)                          $(357)                          $(375)
                                        =====           ----            =====           -----           =====           -----

Other comprehensive income
  (loss)..........................                       116                               18                            (136)
                                                        ----                            -----                           -----

COMPREHENSIVE INCOME (LOSS).......                      $143                            $(169)                          $(266)
                                                        ====                            =====                           =====

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

  Sales of Accounts Receivable

     We entered into an agreement during the third quarter of 2000 to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party, net of a factoring discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $123 million, $101 million, and $110 million at December 31, 2003, 2002, and 2001, respectively. We recognized a loss of $2 million, $2 million, and $5 million during 2003, 2002, and 2001, respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, and it averaged three percent during the time period in 2003 when we sold receivables. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

  Inventories

     At December 31, 2003 and 2002, inventory by major classification was as follows:

                                                              2003   2002
                                                              ----   ----
                                                              (MILLIONS)
Finished goods..............................................  $149   $164
Work in process.............................................    73     74
Raw materials...............................................    83     76
Materials and supplies......................................    38     38
                                                              ----   ----
                                                              $343   $352
                                                              ====   ====

     Our inventories are stated at the lower of cost or market value. A portion of total inventories (19 percent and 23 percent at December 31, 2003 and 2002, respectively) is valued using the last-in, first-out method. If we had used the first-in, first-out ("FIFO") method of accounting for these inventories, they would have been $11 million and $13 million higher at December 31, 2003 and 2002, respectively. We value all other inventories using the FIFO or average cost methods at the lower of cost or market value.

  Goodwill and Intangibles, net

     At December 31, 2003 and 2002, goodwill and intangibles, net of amortization, by major category were as follows:

                                                              2003   2002
                                                              ----   ----
                                                              (MILLIONS)
Goodwill....................................................  $193   $185
Other intangible assets, net................................    25     20
                                                              ----   ----
                                                              $218   $205
                                                              ====   ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     Through the end of 2001 goodwill was being amortized on a straight-line basis over periods ranging from 15 to 40 years. Goodwill amortization amounted to $16 million in 2001 and is shown separately in the statements of income caption "Amortization of goodwill." The overall decrease in goodwill resulted from an impairment charge of $218 million, net of taxes of $6 million, related to a change in accounting principle and fluctuations in exchange rates applied to remaining goodwill balances. The changes in the carrying amount of goodwill for the twelve months ended December 31, 2003, are as follows:

                                                    NORTH AMERICA   EUROPE   OTHER   TOTAL
                                                    -------------   ------   -----   -----
                                                                  (MILLIONS)
Balance at 12/31/02...............................      $136         $18      $31    $185
Translation adjustments...........................         1           2        5       8
                                                        ----         ---      ---    ----
Balance at 12/31/03...............................      $137         $20      $36    $193
                                                        ====         ===      ===    ====

     You should read "Changes in Accounting Principles" below for information about the new goodwill accounting requirement and the charge we recorded in 2002 to recognize the cumulative effect of this change in accounting principle. You should also read Note 3 to the financial statements for additional information related to the charge recorded.

     We have capitalized certain intangible assets, primarily trademarks and patents, based on their estimated fair value at the date we acquired them. We amortize these intangible assets on a straight-line basis over periods ranging from five to 30 years. Amortization of intangibles amounted to less than $1 million in both 2003 and 2002, and $2 million in 2001, and is included in the statements of income caption "Depreciation and amortization." The carrying amount and accumulated amortization are as follows:

                                                                   DECEMBER 31, 2003
                                                             -----------------------------
                                                             GROSS CARRYING   ACCUMULATED
                                                                 VALUE        AMORTIZATION
                                                             --------------   ------------
                                                                      (MILLIONS)
Amortized Intangible Assets
  Patents..................................................        $3             $(2)
  Noncompete covenants.....................................         2              (1)
  Trademarks...............................................         1              (1)
  Technology rights & capital subsidies....................         2              (1)
                                                                   --             ---
  Total....................................................        $8             $(5)
                                                                   ==             ===

     Non-amortized intangible assets include $22 million for the company's intangible pension assets.

     Estimated amortization of intangibles assets over the next five years is expected to be less than $1 million each year.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Plant, Property, and Equipment, at Cost

     At December 31, 2003 and 2002, plant, property, and equipment, at cost, by major category were as follows:

                                                               2003     2002
                                                              ------   ------
                                                                (MILLIONS)
Land, buildings, and improvements...........................  $  389   $  342
Machinery and equipment.....................................   1,732    1,462
Other, including construction in progress...................     182      207
                                                              ------   ------
                                                              $2,303   $2,011
                                                              ======   ======

     We depreciate these properties on a straight-line basis over the estimated useful lives of the assets. Useful lives range from 10 to 40 years for buildings and improvements and from three to 25 years for machinery and equipment.

  Notes Receivable and Allowance for Doubtful Accounts

     Short and long-term notes receivable outstanding were $28 million and $19 million at December 31, 2003 and 2002, respectively. There was no allowance for doubtful accounts on short- and long-term notes receivable at December 31, 2003 and the allowance was less than $1 million at December 31, 2002.

     At December 31, 2003 and 2002, the allowance for doubtful accounts on short- and long-term accounts receivable was $23 million and $22 million, respectively.

  Other Long-Term Assets

     We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. We had long-term receivables of $15 million and $8 million on the balance sheet at December 31, 2003 and 2002, respectively, for guaranteed pre-production design and development reimbursement arrangements with our customers. In addition, property, plant and equipment includes $49 million and $50 million at December 31, 2003 and 2002, respectively, for original equipment tools and dies that we own, and prepayments and other includes $34 million and $27 million at December 31, 2003 and 2002, respectively, for in-process tools and dies that we are building for our original equipment customers.

     We capitalize certain costs related to the purchase and development of software that we use in our business operations. We amortize the costs attributable to these software systems over their estimated useful lives, ranging from three to 12 years, based on various factors such as the effects of obsolescence, technology, and other economic factors. Capitalized software development costs, net of amortization, were $89 million at both December 31, 2003 and 2002, respectively, and is recorded in other long-term assets.

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

  Engineering, Research and Development

     We expense engineering, research, and development costs as they are incurred. Engineering, research and development expenses were $67 million for 2003, 2002 and 2001, and are included in the income statement caption of the same name. Of these amounts, $9 million in 2003, and $6 million for both 2002 and 2001 relate to research and development, which includes the search, design, and development of a new unproven product or process. Additionally, $35 million, $36 million, and $37 million of engineering, research, and development expense for 2003, 2002, and 2001, respectively, relates to improvements and enhancements to existing products and processes. The remainder of the expenses in each year relate to engineering costs we incurred for application of existing products and processes to vehicle platforms. Further, our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering research and development expense for 2003, 2002, and 2001 has been reduced by $11 million, $13 million, and $16 million, respectively, for these reimbursements.

  Foreign Currency Translation

     We translate the financial statements of foreign subsidiaries into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for revenues and expenses in each period. We record translation adjustments for those subsidiaries whose local currency is their functional currency as a component of accumulated other comprehensive loss in shareholders' equity. We recognize transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred, except for those transactions which hedge purchase commitments and for those intercompany balances which are designated as long-term investments. Net income (loss) included foreign currency transaction losses of $3 million in 2003, $9 million in 2002, and $2 million in 2001.

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

                                                         YEARS ENDED DECEMBER 31,
                                                        --------------------------
                                                         2003     2002      2001
                                                        ------   -------   -------
                                                        (MILLIONS EXCEPT PER SHARE
                                                                 AMOUNTS)
Net income (loss).....................................  $  27    $ (187)   $ (130)
Add: Stock-based employee compensation expense
  included in net income, net of income tax...........      4         4         2
Deduct: Stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of income tax...........................     (5)       (6)       (4)
                                                        -----    ------    ------
Pro forma net income (loss)...........................  $  26    $ (189)   $ (132)
                                                        =====    ======    ======

Earnings (loss) per share:
Basic -- as reported..................................  $0.67    $(4.70)   $(3.43)
Basic -- pro forma....................................  $0.64    $(4.74)   $(3.48)

Diluted -- as reported................................  $0.65    $(4.74)   $(3.43)
Diluted -- pro forma..................................  $0.62    $(4.78)   $(3.48)

     The fair value of each option granted during 2003, 2002, and 2001 is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for grants in 2003, 2002, and 2001, respectively: (i) risk-free interest rates of 4.01 percent, 5.09 percent, and 4.9 percent; (ii) expected lives of 10.0, 10.0, and 10.0 years; (iii) expected volatility 40.45 percent,

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

39.56 percent, and 43.80 percent; and (iv) dividend yield of 0.0 percentage, 0.0 percentage, and 0.0 percentage.

  Changes in Accounting Principles

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changed the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142 in January 2002. Under the provisions of SFAS No. 142, we were required to perform an impairment analysis on the balance of goodwill at January 1, 2002. The fair value of our reporting units used in determining the goodwill impairment was computed using the present value of expected future cash flows. As a result of this analysis, we determined that goodwill associated with our North American original equipment ride control and European aftermarket operations was impaired. As a result, a charge of $218 million, net of taxes of $6 million, was recorded in the first quarter of 2002 as a cumulative effect of a change in accounting principle. The balance of unamortized goodwill was $193 million at December 31, 2003. We are required to test this balance for impairment on an annual basis.

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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which expanded previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 provides that issuing a guarantee imposes a non-contingent obligation to stand ready to perform in the event that the conditions specified in the guarantee occur, and that a liability representing the fair value of such a guarantee must be recognized when the guarantee is issued. We are required to apply these initial recognition and measurement provisions to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 has not had a material impact on our financial position or results of operations. See Note 5 to the financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB No. 123," which provided alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amended the disclosure requirements to require prominent disclosures in both annual

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was revised in December 2003. FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This interpretation as revised is effective January 1, 2004. We do not believe the adoption of FIN 46 will have a material impact on our consolidated financial statements.

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

     In December 2003, the FASB revised SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits." The revised SFAS No. 132 changes employers' disclosures about pension plans and other postretirement benefits and requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost. The revised statement is effective for annual and interim periods ended after December 15, 2003. We adopted the revised SFAS No. 132 as of December 31, 2003, resulting in additional disclosures in our consolidated financial statements.

     In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, "Accounting Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003." FSP No. 106-1 permits a sponsor to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2002 (the "Act"). The Act, signed into law in December 2003, establishes a prescription drug benefit under Medicare ("Medicare Part D") and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-1 does not provide specific guidance as to whether a sponsor should recognize the effects of the Act in its financial statements. The Act introduces two new features to Medicare that must be considered when measuring accumulated postretirement benefit costs. The new features include a subsidy to the plan sponsors that is based on 28 percent of an individual beneficiary's annual prescription drug costs between $250 and $5,000, and an opportunity for a retiree to obtain a prescription drug benefit under Medicare.

     We have elected to defer the adoption of FSP No. 106-1 due to lack of specific guidance. Therefore, the net postretirement benefit costs disclosed in the consolidated financial statements do not reflect the impact of the Act on the plans. Our deferral will continue until specific authoritative accounting guidance for the federal subsidy is issued. Authoritative guidance on the accounting for the federal subsidy is pending and, when issued, could require information previously reported in our consolidated financial statements to change. We are currently investigating the impacts of FSP No. 106-1's initial recognition, measurement and disclosure provisions on our consolidated financial statements.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

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

  Reclassifications

     Prior years' financial statements have been reclassified where appropriate to conform to 2003 presentations.

2. RESTRUCTURING AND OTHER CHARGES

     Over the past several years we have adopted plans to restructure portions of our operations. These plans were approved by the Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Prior to the change in accounting required for exit or disposal activities described below, we recorded charges to income related to these plans for costs that do not benefit future activities in the period in which the plans were finalized and approved, while actions necessary to affect these restructuring plans occurred over future periods in accordance with established plans.

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. Project Genesis involved closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The closed facilities include an emission control aftermarket plant and an aftermarket distribution operation in Europe, a ride control plant in Europe, an engineering center in Europe, one building at an emission control plant complex in North America, a technology facility in North America, an exhaust manufacturing facility in North America, and our London-based treasury office. In the fourth quarter of 2001, we recorded pre-tax charges related to Project Genesis of $27 million. Within the statement of income (loss), $23 million of the pre-tax charge was reflected in cost of sales, while $4 million was included in selling, general and administrative expenses. These charges were comprised of $18 million in severance and $9 million for equipment lease cancellation, asset impairment and other restructuring costs to close the eight facilities. We wrote down the assets at locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We also recorded a pre-tax charge of $4 million in cost of sales related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. The aftermarket parts were written down to their estimated scrap value, less costs to sell. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter for the value mapping and rearrangement of one of our emission control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $0.81 per diluted common share. As of December 31, 2003, we have eliminated 974 positions in connection with Project Genesis. Additionally, we are executing this plan more efficiently than originally anticipated and as a result in the fourth quarter of 2002 reduced our reserves related to this restructuring

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES activity by $6 million which was recorded in cost of sales. In the fourth quarter of 2003 we reclassified $2 million of severance reserve to the asset impairment reserve. This reclassification became necessary as actual asset impairments along with the sale of our closed facilities were different than the original estimates. We expect to complete all remaining restructuring activities related to Project Genesis in the second quarter of 2004.

     We incurred other costs in 2003 of $7 million for moving and rearrangement activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for those actions.

     Including the costs incurred in 2002 of $11 million, we have incurred a total of $18 million for moving and rearrangement activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for these actions.

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

     Amounts related to the reserves we have established regarding activities that are part of our restructuring plans are as follows:

                       DECEMBER 31,                                                                      DECEMBER 31,
                           2002            2003          2003     CHARGED TO   IMPACT OF                     2003
                       RESTRUCTURING   RESTRUCTURING     CASH       ASSET      EXCHANGE                  RESTRUCTURING
                          RESERVE         CHARGE       PAYMENTS    ACCOUNTS      RATES     ADJUSTMENTS      RESERVE
                       -------------   -------------   --------   ----------   ---------   -----------   -------------
                                                         (MILLIONS)
Severance............       $9              $1           $(9)       $  --         $2           $(2)           $1
Asset Impairment.....       --              --            --           (2)        --             2            --
Other................       --              --            --           --         --            --            --
                            --              --           ---        -----         --           ---            --
                            $9              $1           $(9)       $  (2)        $2           $--            $1
                            ==              ==           ===        =====         ==           ===            ==

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives over the 2002-2006 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. As of December 31, 2003, we have excluded $19 million of the $60 million available under the terms of the senior credit facility. In addition to the announced actions, we continue to evaluate additional opportunities to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution and manufacturing footprint for the future. There can be no assurances, however, that we will undertake additional restructuring actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee, and if the costs of the plans exceed the amount previously approved by our senior lenders, could require approval by our senior lenders. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

3. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

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

     SFAS No. 142 requires transitional disclosures of income before the cumulative effect of a change in accounting principle and basic and diluted earnings per share before the cumulative effect of the accounting change had we been accounting for goodwill under SFAS No. 142 for the year ended December 31, 2001.

                                                              2003    2002     2001
                                                              -----   -----   ------
                                                                    (MILLIONS)
Reported income (loss) before cumulative effect of
  accounting change.........................................  $  27   $  31   $ (130)
Add back goodwill amortization expense, net of tax..........     --      --       13
                                                              -----   -----   ------
Adjusted income (loss) before cumulative effect of
  accounting change.........................................  $  27   $  31   $ (117)
                                                              =====   =====   ======
Reported basic earnings (loss) per share before cumulative
  effect of accounting change...............................  $0.67   $0.78   $(3.43)
Add back goodwill amortization expense, net of tax..........     --      --     0.35
                                                              -----   -----   ------
Adjusted basic earnings (loss) per share before cumulative
  effect of accounting change...............................  $0.67   $0.78   $(3.08)
                                                              =====   =====   ======
Reported diluted earnings (loss) per share before cumulative
  effect of accounting change...............................  $0.65   $0.74   $(3.43)
Add back goodwill amortization expense, net of tax..........     --      --     0.35
                                                              -----   -----   ------
Adjusted diluted earnings (loss) per share before cumulative
  effect of accounting change...............................  $0.65   $0.74   $(3.08)
                                                              =====   =====   ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

4. LONG-TERM DEBT, SHORT-TERM DEBT, AND FINANCING ARRANGEMENTS

  Long-Term Debt

     A summary of our long-term debt obligations at December 31, 2003 and 2002, is set forth in the following table:

                                                               2003     2002
                                                              ------   ------
                                                                (MILLIONS)
Tenneco Automotive Inc. --
Senior Term Loans due 2003 through 2008, average effective
  interest rate 5.5% in 2002................................  $   --   $  789
Senior Term Loans due 2010, average effective interest rate
  4.4% in 2003..............................................     400       --
  10 1/4% Senior Secured Notes due 2013, including
     unamortized premium....................................     491       --
  11 5/8% Senior Subordinated Notes due 2009................     500      500
  Debentures due 2008 through 2025, average effective
     interest rate 9.3% in 2003 and 9.3% in 2002............       3        3
  Notes due 2004 through 2007, average effective interest
     rate 7.2% in 2003 and 7.2% in 2002.....................       2        2
Other subsidiaries --
  Notes due 2004 through 2011, average effective interest
     rate 4.7% in 2003 and 4.9% in 2002.....................      22       20
                                                              ------   ------
                                                               1,418    1,314
Less -- current maturities..................................       8       97
                                                              ------   ------
Total long-term debt........................................  $1,410   $1,217
                                                              ======   ======

     The aggregate maturities and sinking fund requirements applicable to the issues outstanding at December 31, 2003, are $8 million, $9 million, $7 million, $8 million, and $7 million for 2004, 2005, 2006, 2007, and 2008, respectively.

  Short-Term Debt

     We principally use revolving credit facilities to finance our short-term capital requirements. As a result, we classify the outstanding balance of borrowings under the revolving credit facilities within our short-term debt. The revolving credit facility balance included in short-term debt is zero at December 31, 2003 and $121 million at December 31, 2002. Information regarding our short-term debt as of and for the years ended December 31, 2003 and 2002, is as follows:

                                                              2003   2002
                                                              ----   ----
                                                              (MILLIONS)
Current maturities on long-term debt........................  $ 8    $ 97
Notes payable...............................................   12     131
                                                              ---    ----
Total short-term debt.......................................  $20    $228
                                                              ===    ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                                                    2003                2002
                                                              -----------------   -----------------
                                                              NOTES PAYABLE (A)   NOTES PAYABLE (A)
                                                              -----------------   -----------------
                                                                      (DOLLARS IN MILLIONS)
Outstanding borrowings at end of year.......................        $ 12                $131
Weighted average interest rate on outstanding borrowings at
  end of year (b)...........................................         4.8%                5.7%
Approximate maximum month-end outstanding borrowings during
  year......................................................        $291                $134
Approximate average month-end outstanding borrowings during
  year......................................................        $137                $ 91
Weighted average interest rate on approximate average
  month-end outstanding borrowings during year (b)..........         5.0%                6.3%

-------------------------
(a) Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

(b) This calculation does not include the commitment fees to be paid on the unused revolving credit facilities balances which are recorded as interest expense for accounting purposes.

  Financing Arrangements

                                                              COMMITTED CREDIT FACILITIES(A)
                                                     -------------------------------------------------
                                                                     DECEMBER 31, 2003
                                                     -------------------------------------------------
                                                                                LETTERS OF
                                            TERM     COMMITMENTS   BORROWINGS   CREDIT(B)    AVAILABLE
                                           -------   -----------   ----------   ----------   ---------
                                                                   (MILLIONS)
Tenneco Automotive Inc. revolving credit
  agreement..............................     2008      $220         $  --        $  --        $220
Tenneco Automotive Inc. Tranche B letter
  of credit/revolving loan agreement.....     2010(c)     180           --           61         119
Subsidiaries' credit agreements..........  Various        12            12           --          --
                                                        ----         -----        -----        ----
                                                        $412         $  12        $  61        $339
                                                        ====         =====        =====        ====

-------------------------
(a) We generally are required to pay commitment fees on the unused portion of the total commitment.

(b) Letters of credit reduce the available borrowings under the revolving credit agreement.

(c) Letter of credit/revolving loan agreement is subject to termination in April 2009 if the $500 million of 11 5/8 percent senior subordinated notes are not refinanced by that time. See below for further discussion.

     Senior Credit Facility. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions, which was $800 million at December 31, 2003. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. We originally entered into this facility in 1999 and since that time have periodically requested and received amendments to the facility for various purposes. In 2003, we engaged in a series of transactions that resulted in the full refinancing of the facility, through an amendment and restatement, in December. The following describes our activities with respect to the senior credit facility over the last several years.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

(iii) make certain other technical changes. In exchange for these amendments, we agreed to certain interest rate increases, lowered our capital expenditure limits and paid an aggregate fee of about $3 million.

     As a result of significant reductions in North American vehicle production levels announced in 2000 by our OE customers, as well as an accelerated weakening of the global aftermarket, we entered into a second amendment of our senior credit facility on March 22, 2001. The second amendment revised the financial covenant ratios we were required to maintain as of the end of each of the quarters ending in 2001. The second amendment also reduced the limitation on 2001 capital expenditures from $225 million to $150 million, and required that net cash proceeds from all significant, non-ordinary course asset sales be used to prepay the senior term loans. In exchange for these amendments, we agreed to a 25 basis point increase in interest rates on the senior term loans and borrowings under our revolving credit facility and paid an aggregate fee of $3 million to consenting lenders. We incurred legal, advisory and other costs related to the amendment process of $2 million.

     At the time of the second amendment, we expected that we would meet with the senior lenders during the first quarter of 2002 to negotiate further amendments to the senior credit facility. Consequently, we amended the senior credit facility for a third time on March 13, 2002. The third amendment revised the financial covenant ratios we are required to maintain as of the end of each of the quarters ending in 2002, 2003 and 2004. It also extended the limitation on annual capital expenditures of $150 million through this three-year period. The amendment further provided us with the option to enter into sale and leaseback arrangements on up to $200 million of our assets. The proceeds from these arrangements would have to be used to prepay the term loans under the senior credit agreement. The amendment also allows us to exclude up to $60 million of cash charges and expenses, before taxes, related to any cost reduction initiatives over the 2002-2006 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. It also permits us to execute exchanges of our senior subordinated bonds for shares of common stock. We do not have any current plans to enter into any debt-for-stock exchanges. Any significant debt-for-stock exchange would require approval of our stockholders. In exchange for these amendments, we agreed to a $50 million reduction in our revolving credit facility, a 25 basis point increase in interest rates on the senior term loans and borrowings under our revolving credit facility, and paid an aggregate fee of $3 million to consenting lenders. We also incurred legal, advisory and other costs related to the amendment process of $2 million.

     In June 2003, we issued $350 million of 10 1/4 percent senior secured notes in a private placement. The notes have a final maturity date of July 15, 2013. The notes accrue interest from June 19, 2003 with a first interest payment date of January 15, 2004. In October 2003, we completed an offer to exchange all of the notes issued in the June 2003 private placement for a like amount of the 10 1/4 percent senior secured notes, with substantially identical terms, which had been registered under the Securities Act of 1933. These notes are described in more detail below under "--Senior and Subordinated Notes."

     We received net proceeds in the second quarter from the offering of the notes, after deducting underwriting discounts and commissions and our expenses, of $338 million. We used the net proceeds of the offering to repay outstanding amounts under our senior credit facility as follows: (i) first, to prepay $199 million on the term loan A due November 4, 2005, (ii) second, to prepay $52 million on the term loans B and C due November 4, 2007 and May 4, 2008, respectively, and (iii) third, to prepay outstanding borrowings of $87 million under the revolving credit portion of our senior credit facility.

     In connection with issuing $350 million of 10 1/4 percent senior secured notes due July 15, 2013, we amended the senior credit facility for the fourth time effective May 29, 2003. The fourth amendment allowed us to incur debt secured by a second lien on our U.S. assets and to have that debt guaranteed by our major U.S. subsidiaries. The amendment also allowed us to use a portion of the proceeds from the new senior secured notes to repay outstanding borrowings under the revolving credit facility, without

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES having to reduce the $450 million size of the revolving credit facility, and to prepay the term loans under the senior credit facility on a non pro-rata basis with the remaining net proceeds from the notes. In exchange for these amendments, we agreed to pay an aggregate sum of $1 million to consenting lenders. We also incurred legal, advisory and other costs related to the amendment process of $1 million. These costs were included in the capitalized debt issuance costs.

     In December 2003, we amended and restated our senior credit facility and in connection therewith, we issued an additional $125 million of 10 1/4 percent senior secured notes in a private placement. We received $136 million of net proceeds from the offering of the additional $125 million of 10 1/4 percent senior secured notes, after deducting underwriting discounts and commissions and other expenses and including a 13 percent price premium over par. We also received $391 million in net proceeds from the new term loan B borrowings under the amended and restated senior credit facility, after deducting fees and other expenses. We used the combined net proceeds of $527 million to prepay the $514 million outstanding under term loans A, B and C under the senior credit facility immediately prior to the completion of the transaction. The remaining $13 million of net proceeds were used for general corporate purposes. In addition, we received $6 million of accrued interest on the new notes for the period from June 19 through December 12, 2003 that investors paid us and that we subsequently used to pay, on January 15, 2004, accrued interest on the notes from June 19, 2003.

     We incurred $27 million in fees associated with the issuance of the aggregate $475 million of 10 1/4 percent senior secured notes and the amendment and restatement of our senior credit facility which will be amortized over the term of the senior secured notes and the amended and restated senior credit facility.

     After giving effect to the use of the net proceeds from both the June and December transactions, we expect our annual interest expense will increase by approximately $20 million. In addition, we expensed approximately $12 million of existing deferred debt issuance costs as a result of retiring the term loans under the senior credit facility.

     Our amended and restated senior credit facility consists of a seven-year, $400 million term loan B facility maturing in December 2010; a five-year, $220 million revolving credit facility maturing in December 2008; and a seven-year, $180 million tranche B letter of credit/revolving loan facility maturing in December 2010. Although the term loan facility and the tranche B letter of credit/revolving loan facility mature in 2010, the two facilities are subject to mandatory prepayment in full, and any letters of credit issued under the term loan B/revolving loan facility are subject to full cash collateralization, (a) on April 15, 2009, if by that date our senior subordinated notes are not refinanced or extended with a maturity not earlier than April 15, 2011, and (b) on the date which is six months prior to the date to which the senior subordinated notes have been refinanced or had their maturity extended, if our senior subordinated notes have been refinanced or had their maturity extended to a date prior to April 15, 2011. Quarterly principal repayment installments of $1 million on the term loan B facility will begin on March 31, 2004 and continue until December 31, 2009, then rise to $94 million each on March 31, June 30, and September 30 of 2010, with the remaining $94 million final principal repayment due on December 12, 2010. As of December 31, 2003, borrowings under the term loan B facility and the revolving credit facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 325 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 225 basis points. We also pay a commitment fee of 50 basis points on the unused portion of the revolving credit facility. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and fees paid on letters of credit issued under our revolving credit facility are subject to adjustment based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter beginning with the fourth quarter of 2004. The interest margins for borrowings under the term

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES loan B facility will reduce by 25 basis points following the end of each fiscal quarter for which the consolidated leverage ratio is less than 4.0. Our senior secured credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

     The new $180 million tranche B letter of credit/revolving loan facility is available for borrowings of revolving loans and to support letters of credit issued from time to time under the senior credit facility. On December 12, 2003, the tranche B letter of credit/revolving loan facility lenders deposited $180 million with the administrative agent, who will invest that amount in time deposits. Revolving loans can be drawn, repaid and reborrowed thereunder. Such revolving loans will be funded from such deposits and such repayments will be redeposited with the administrative agent. If a letter of credit is paid under this facility and not reimbursed in full by us, each participating lender's ratable share of the deposit will be applied automatically in satisfaction of the reimbursement obligation. We will not have an interest in any such funds on deposit, and we will not account for such funds as our indebtedness when deposited with the administrative agent until drawn by us as described below. Revolving loans borrowed under such facility will be funded with the funds on deposit in such accounts and accrue interest at a rate per annum equal to LIBOR plus 325 basis points. Letters of credit issued thereunder will accrue a letter of credit fee at a per annum rate of 325 basis points for the pro rata account of the lenders under such facility and a fronting fee for the ratable account of the issuers thereof at a per annum rate in an amount to be agreed upon payable monthly in arrears. The administrative agent will pay on a monthly basis to the lenders under the facility a return on their funds actually on deposit in such accounts in an amount equal to a per annum rate of monthly LIBOR (reset every business day during such monthly period) minus 10 basis points. We will be obligated to pay such lenders on a monthly basis a fee equal to the excess of
(x) a per annum rate equal to monthly LIBOR (reset at the start of the applicable month) plus 325 basis points on the size of such facility (i.e., $180 million initially) over (y) the sum of (1) the amount of such return for such month, (2) the amount of interest accrued on such loans under such facility for such month and (3) the letter of credit fees (but not the fronting fees) accrued on such letters of credit under such facility for such month; provided, that except in certain circumstances, the aggregate amount of such interest and fees shall not exceed the amount determined pursuant to clause (x) above minus such return. The interest margins paid on revolving loans and the fees paid on letters of credit issued under the tranche B letter of credit/revolving loan facility will reduce by 25 basis points following the end of each fiscal quarter for which the consolidated leverage ratio is less than 4.0.

     The tranche B letter of credit/revolving loan facility will be reflected as debt on our balance sheet only if we have outstanding thereunder revolving loans or payments by the facility in respect of letters of credit. We will not be liable for any losses to or misappropriation of any (i) return due to the administrative agent's failure to achieve the return described above or to pay all or any portion of such return to any lender under such facility or (ii) funds on deposit in such account by such lender (other than the obligation to repay funds released from such accounts and provided to us as revolving loans under such facility).

     The amended and restated senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratios (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratios (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratios (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) at the end of each period indicated. The financial

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES ratios required under the amended senior credit facility and, in the case of the year ended December 31, 2003, the actual ratios we achieved are shown in the following tables:

                                                            QUARTER ENDED
                                    --------------------------------------------------------------
                                     MARCH 31,        JUNE 30,      SEPTEMBER 30,     DECEMBER 31,
                                        2003            2003             2003             2003
                                    ------------    ------------    --------------    ------------
                                    REQ.    ACT.    REQ.    ACT.    REQ.     ACT.     REQ.    ACT.
                                    ----    ----    ----    ----    -----    -----    ----    ----
Leverage Ratio (maximum)..........  5.75    4.35    5.50    4.56    5.25     4.32     5.00    4.17
Interest Coverage Ratio
  (minimum).......................  1.65    2.31    1.75    2.33    1.80     2.54     1.95    3.04
Fixed Charge Coverage Ratio
  (minimum).......................  0.80    1.31    0.90    1.32    0.95     1.46     1.00    1.87

                                                          QUARTERS ENDING
                       --------------------------------------------------------------------------------------
                       MARCH 31-   SEPTEMBER 30,   SEPTEMBER 30-    MARCH 31-      MARCH 31-      MARCH 31-
                       JUNE 30,        2004-       DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                         2004      JUNE 30, 2005       2005            2006           2007           2008
                       ---------   -------------   -------------   ------------   ------------   ------------
                         REQ.          REQ.            REQ.            REQ.           REQ.           REQ.
                       ---------   -------------   -------------   ------------   ------------   ------------
Leverage Ratio
  (maximum)..........    5.00          4.75            4.50            4.25           3.75           3.50
Interest Coverage
  Ratio (minimum)....    2.00          2.00            2.00            2.10           2.20           2.35
Fixed Charge Coverage
  Ratio (minimum)....    1.10          1.10            1.10            1.15           1.25           1.35

                             QUARTERS ENDING
                       ---------------------------
                        MARCH 31-      MARCH 31-
                       DECEMBER 31,   DECEMBER 31,
                           2009           2010
                       ------------   ------------
                           REQ.           REQ.
                       ------------   ------------
Leverage Ratio
  (maximum)..........      3.50           3.50
Interest Coverage
  Ratio (minimum)....      2.50           2.75
Fixed Charge Coverage
  Ratio (minimum)....      1.50           1.75

     As part of the amendment and restatement, the terms of our senior credit facility were also revised to: (i) extend the period of time during which we can exclude up to $60 million of cash charges and expenses, before taxes, related to any cost reduction initiatives from the calculation of the financial covenant ratios by another two years through 2006; (ii) permit the refinancing of our senior subordinated notes and/or our 10 1/4 percent senior secured notes using the net cash proceeds from the issuance of similarly structured debt; (iii) permit the repurchase of our senior subordinated notes and/or our 10 1/4 percent senior secured notes using the net cash proceeds form the issuance of shares of common stock of Tenneco Automotive Inc.; and (iv) delete the mandatory prepayment of term loans from excess cash flow in 2003 and reduced the percentage of excess cash flow that must be used to prepay term loans in subsequent years from 75 percent to 50 percent.

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions described above); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends; (vii) mergers and consolidations; and (viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of December 31, 2003, we were in compliance with both the financial covenants (as indicated above) and operational restrictions of the facility.

     Senior and Subordinated Notes. Our outstanding debt also includes $500 million of 11 5/8 percent senior subordinated notes due October 15, 2009 in addition to the $475 million of 10 1/4 percent senior secured notes due July 15, 2013 described above. We can redeem some or all of the notes at any time after July 15, 2008, in the case of the senior secured notes, and October 15, 2004, in the case of the senior subordinated notes. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. We are permitted to redeem up to 35 percent of the senior secured notes with the proceeds of certain equity offerings completed before July 15, 2006.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     From time to time, we evaluate opportunities to refinance our senior and subordinated notes. For example, the 11 5/8 percent senior subordinated notes are callable beginning in October 2004. We could refinance the senior subordinated notes with the cash proceeds of sales of new debt, debt securities or preferred stock convertible into common equity, or common stock, or through any combination thereof. The existing terms of our financing arrangements contemplate these types of refinancings and, accordingly, we could effect appropriate transactions without any further consent of our lenders. Any decision to refinance our current debt will be based upon the current economic conditions and the benefits to our company.

     The senior subordinated debt and senior secured debt indentures both require that we, as a condition to incurring certain types of indebtedness not otherwise permitted, maintain an interest coverage ratio of not less than 2.25. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; and (v) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our and our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries will secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of December 31, 2003, we were in compliance with the covenants and restrictions of these indentures.

     Accounts Receivable Securitization. In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable. In North America, we have an accounts receivable securitization program with a commercial bank. We sell original equipment and aftermarket receivables on a daily basis under this program. We had sold accounts receivable under this program of $36 million and $46 million at December 31, 2003 and 2002, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or
(iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2003, this program was amended to extend its term to January 31, 2005 and reduce the size of the program to $50 million. The program has since been amended to increase its size to $75 million with its termination date unchanged at January 31, 2005. We also sell some receivables in our European operations to regional banks in Europe. At December 31, 2003 we had sold $87 million of accounts receivable in Europe up from $55 million at December 31, 2002. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements would increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

5. FINANCIAL INSTRUMENTS

     The carrying and estimated fair values of our financial instruments by class at December 31, 2003 and 2002, were as follows:

                                                                2003                 2002
                                                         ------------------   ------------------
                                                         CARRYING    FAIR     CARRYING    FAIR
                                                          AMOUNT     VALUE     AMOUNT     VALUE
                                                         --------   -------   --------   -------
                                                                       (MILLIONS)
                                                                  ASSETS (LIABILITIES)
Long-term debt (including current maturities)..........  $(1,418)   $(1,533)  $(1,314)   $(1,072)
Instruments with off-balance-sheet risk:
  Foreign currency contracts...........................       --          1        --          1
  Financial guarantees.................................       --         --        --         --
  Interest rate swaps..................................       --         --        --         (4)

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

  Instruments With Off-Balance-Sheet Risk

     Foreign Currency Contracts -- Note 1, "Summary of Accounting Policies -- Risk Management Activities" describes our use of and accounting for foreign currency exchange contracts. The following table summarizes by major currency the contractual amounts of foreign currency contracts we utilize:

                                                                         NOTIONAL AMOUNT
                                                              -------------------------------------
                                                              DECEMBER 31, 2003   DECEMBER 31, 2002
                                                              -----------------   -----------------
                                                              PURCHASE    SELL    PURCHASE    SELL
                                                              ---------   -----   ---------   -----
                                                                           (MILLIONS)
Foreign currency contracts (in U.S.$):
  Australian dollars........................................    $  1      $ 29      $ 10      $ 36
  British pounds............................................     203       144       152        77
  Canadian dollars..........................................      --        61        12        22
  Czech Republic koruna.....................................      --        17         1        17
  Danish kroner.............................................      15        80         7        65
  European euro.............................................      74        --        19         2
  Norwegian krone...........................................       6        --         5        --
  Polish zloty..............................................       7        18        14        28
  Swedish krona.............................................      33        20        10         4
  U.S. dollars..............................................     105        74        49        29
  Other.....................................................       2         2         2         2
                                                                ----      ----      ----      ----
                                                                $446      $445      $281      $282
                                                                ====      ====      ====      ====

     We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. Based on

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES exchange rates at December 31, 2003 and 2002, the cost of replacing these contracts in the event of non-performance by the counterparties would not have been material.

     Guarantees -- We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $4 million at both December 31, 2003 and 2002, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

     Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our then existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee the $800 million senior secured credit facility, the $475 million senior secured notes and the $500 million senior subordinated notes on a joint and several basis. The arrangement for the senior secured credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries. The arrangement for the $475 million senior secured notes is also secured by second-priority liens on substantially all our domestic assets, excluding some of the stock of our domestic subsidiaries. This arrangement is not secured by any pledges of stock or assets of our foreign subsidiaries. You should also read Note 12 where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, travel and procurement card programs, and cash management requirements for some of our subsidiaries totaling $41 million. We have also issued $17 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

     Interest Rate Swaps -- Under the terms of our senior credit facility agreement, we hedged our exposure to floating interest rates by entering into floating to fixed interest rate swaps covering $300 million of our floating rate debt. The cost of replacing these contracts in the event of non-performance by the counterparties were not material. These hedges are effective, so we have not recognized in earnings any amounts related to the ineffectiveness of the interest rate swaps. No amounts were excluded from the assessment of hedge effectiveness. The amount reported in other comprehensive income for these interest rate swaps will be recognized in income over the remaining period of the swaps. The swaps expired in February 2003.

6. INCOME TAXES

     The domestic and foreign components of our income before income taxes and minority interest are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2003     2002     2001
                                                              ------   ------   -------
                                                                     (MILLIONS)
U.S. loss before income taxes...............................   $(40)    $(65)    $(173)
Foreign income before income taxes..........................     67       93        95
                                                               ----     ----     -----
Income (loss) before income taxes and minority interest.....   $ 27     $ 28     $ (78)
                                                               ====     ====     =====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     Following is a comparative analysis of the components of income tax expense:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2003      2002      2001
                                                              ------    ------    ------
                                                                      (MILLIONS)
Current --
  U.S. .....................................................   $ --      $  6       $(8)
  State and local...........................................      2         7        (6)
  Foreign...................................................     21        19        35
                                                               ----      ----       ---
                                                                 23        32        21
                                                               ----      ----       ---
Deferred --
  U.S. .....................................................    (22)      (31)       16
  Foreign, state, and other.................................     (7)       (8)       14
                                                               ----      ----       ---
                                                                (29)      (39)       30
                                                               ----      ----       ---
Income tax expense (benefit)................................   $ (6)     $ (7)      $51
                                                               ====      ====       ===

     Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35 percent for all years presented) to the income tax expense reflected in the statements of income:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              2003      2002      2001
                                                              -----     -----     -----
                                                                     (MILLIONS)
Tax expense (benefit) computed at the statutory U.S. federal
  income tax rate...........................................  $ 10       $10      $(18)
Increases (reductions) in income tax expense resulting from:
  Foreign income taxed at different rates and foreign losses
     with no tax benefit....................................    14         3         2
  Taxes on repatriation of dividends........................    --        (4)       66
  State and local taxes on income, net of U.S. federal
     income tax benefit.....................................     1         1        (2)
  Recognition of previously unbenefitted tax loss
     carryforwards..........................................    (1)       (1)       (1)
  Tax amortization of goodwill..............................    (2)       --         4
  Income exempt from tax due to tax holidays................    (8)       (4)       (6)
  Nondeductible restructuring expenses......................    (5)       (6)        8
  Foreign earnings subject to U.S. federal income tax.......     5         7         4
  Adjustment of prior years taxes...........................   (13)       (2)       --
  Impact of Belgium rate reduction..........................    --        (4)       --
  Other.....................................................    (7)       (7)       (6)
                                                              ----       ---      ----
Income tax expense (benefit)................................  $ (6)      $(7)     $ 51
                                                              ====       ===      ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     The components of our net deferred tax liability were as follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
                                                               (MILLIONS)
Deferred tax assets --
  Tax loss carryforwards:
     U.S....................................................  $181    $171
     State..................................................    21      20
     Foreign................................................    61      42
  Postretirement benefits other than pensions...............    40      37
  Pensions..................................................    57      42
  Inventory reserves........................................    11      (7)
  Bad debts.................................................     5       4
  Sales allowances..........................................     8       5
  Investment tax credit benefits............................     9       0
  Other.....................................................    23       6
  Valuation allowance.......................................   (53)    (45)
                                                              ----    ----
       Net deferred tax asset...............................   363     275
                                                              ----    ----
Deferred tax liabilities --
  Tax over book depreciation................................   163     163
  Other.....................................................    71      24
  State taxes...............................................     9       4
                                                              ----    ----
       Total deferred tax liability.........................   243     191
                                                              ----    ----
Net deferred tax asset......................................  $120    $ 84
                                                              ====    ====

     Following is a reconciliation of deferred taxes to the deferred taxes shown in the balance sheet:

                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
                                                               (MILLIONS)
Balance Sheet:
  Current portion -- deferred tax asset.....................  $  63   $  56
  Non-current portion -- deferred tax asset.................    189     141
  Current portion -- deferred tax liability shown in accrued
     taxes..................................................    (13)    (10)
  Non-current portion -- deferred tax liability.............   (119)   (103)
                                                              -----   -----
Net Deferred Tax Assets.....................................  $ 120   $  84
                                                              =====   =====

     As shown by the valuation allowance in the table above, we had potential tax benefits of $53 million and $45 million at December 31, 2003 and 2002, respectively, that we did not recognize in the statements of income (loss) when they were generated. These unrecognized tax benefits resulted primarily from foreign tax loss carryforwards that are available to reduce future foreign tax liabilities.

     We have a U.S. Federal tax net operating loss carryforward ("NOL") at December 31, 2003, of $516 million, which will expire in varying amounts from 2018 to 2023. The federal tax effect of that NOL is $181 million, and is recorded as an asset on our balance sheet at December 31, 2003. We estimate,

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES based on available evidence, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and upon strategies available to accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of December 31, 2003, we believe that there has been a significant change in our ownership, but not a majority change, in the last three years.

     As of December 31, 2003, for foreign income tax purposes, we have $61 million of foreign tax NOLs. Of the $61 million of foreign tax NOLs, $34 million does not expire and the remainder will expire in varying amounts from 2004 to 2011.

     We do not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries as our present intention is to reinvest the unremitted earnings in our foreign operations. Unremitted earnings of foreign subsidiaries are approximately $337 million at December 31, 2003. We estimated that the amount of U.S. income taxes that would be accrued upon remittance of the assets that represent those unremitted earnings is $118 million.

     We have tax sharing agreements with our former affiliates that allocate tax liabilities for prior periods.

7.  COMMON STOCK

     We have authorized 135 million shares ($.01 par value) of common stock, of which 42,167,296 shares and 41,347,340 shares were issued at December 31, 2003 and 2002, respectively. We held 1,294,692 shares of treasury stock at both December 31, 2003 and 2002.

  Reserved

     The total number of shares of our common stock reserved at December 31, 2003 and 2002, were as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                   ORIGINAL ISSUE SHARES                        2003        2002
                   ---------------------                      ---------   ---------
Tenneco Automotive Inc. Stock Ownership Plan (stock award
  plan)*....................................................  3,108,994   3,438,105
Tenneco Automotive Inc. 2002 Long-Term Incentive Plan (stock
  award plan)...............................................  3,827,256   2,000,000
                                                              ---------   ---------
                                                              6,936,250   5,438,105
                                                              =========   =========
                       TREASURY STOCK
------------------------------------------------------------
Tenneco Automotive Inc. Supplemental Stock Ownership Plan
  (stock award plan)*.......................................    696,500   1,013,601
                                                              ---------   ---------
                                                                696,500   1,013,601
                                                              =========   =========

---------------

* These plans expired as to new awards on December 31, 2001.

  Stock Plans

     Tenneco Automotive Inc. 2002 Long-Term Incentive Plan and Other Equity Plans -- In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock appreciation rights ("SARs"), and

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES stock options to our directors, officers, and employees. The plan, which terminated as to new awards on December 31, 2001, was renamed the "Tenneco Automotive Inc. Stock Ownership Plan." In December 1999, we adopted the Tenneco Automotive Inc. Supplemental Stock Ownership Plan, which permitted the granting of a variety of similar awards to our directors, officers and employees. We were authorized to deliver up to about 1.1 million treasury shares of common stock under the Supplemental Stock Ownership Plan, which also terminated as to new awards on December 31, 2001. In March 2002, we adopted the Tenneco Automotive Inc. 2002 Long-Term Incentive Plan which permits the granting of a variety of similar awards to our officers, directors and employees. Up to 4 million shares of our common stock have been authorized for delivery under the 2002 Long-Term Incentive Plan, of which 172,744 has been delivered.

     Restricted Stock/Units, Performance Units, and Stock Equivalent Units -- We have granted restricted stock and restricted units to certain key employees. These awards generally require, among other things, that the employee remains our employee during the restriction period. We have also granted performance units to certain key employees that are payable in common stock at the end of a three year performance period after the date of grant based on the attainment of specified performance goals for the three years. We have also granted stock equivalent units to certain key employees that are payable in cash annually at the then current market price of our common stock based on the attainment of specified performance goals. During 2003, 2002, and 2001, we granted 1,111,543, 285,822, and 360,710 shares and units, respectively, with a weighted average fair value based on the price of our common stock on the grant date of $3.79, $3.20, and $3.37 per share, respectively. At December 31, 2003, 132,000 restricted shares at an average price of $3.74 per share, and 862,461 stock equivalent units at an average price of $3.80 per unit were outstanding.

     We have granted performance units to certain members of the Board of Directors who are not also an employee of the company. We also granted restricted stock to certain directors in satisfaction of residual obligations under the discontinued retirement plan for directors. During 2003, no performance units for non-employee directors were issued under this program. During 2002 and 2001, 7,000 and 8,000 performance units, respectively, were issued under this program at a weighted average fair value of our stock on the grant date of $3.90 and $3.66 per share, respectively. During 2003, 4,164 restricted shares were issued under this program to a non-employee director at the weighted average fair value of our stock on the grant date of $3.77 per share. During 2002, 3,949 restricted shares were issued under this program at a weighted average fair value of our stock on the grant date of $3.90. At December 31, 2003, 14,741 restricted shares and 15,000 performance units at an average price of $4.20 and $3.77, respectively, per unit were outstanding under this program.

     We recognized after-tax stock based compensation expense in 2003 of $4 million, in 2002 of $4 million, and in 2001 of $2 million.

     Employee Stock Ownership Plans (401(k) Plans) -- We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, participants may elect to defer up to 50 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. Through December 31, 2001, we matched qualified contributions with a contribution of 75 percent of each employee's contribution up to 8 percent of the employee's salary. Beginning January 1, 2002, this match was reduced to 50 percent of each employee's contribution up to 8 percent of the employee's salary. These matching contributions were made in company stock and approximated $10 million (representing 3.7 million common shares) for the year ended December 31, 2001. These matching contributions were made in cash starting January 1, 2002 and approximated $6 million and $7 million for the years ended December 31, 2003 and 2002, respectively. All contributions vest immediately.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     Stock Options -- The following table reflects the status and activity for all options to purchase common stock we have issued for the periods indicated:

                                               2003                   2002                   2001
                                       --------------------   --------------------   --------------------
                                                   WEIGHTED               WEIGHTED               WEIGHTED
                                        SHARES       AVG.      SHARES       AVG.      SHARES       AVG.
                                         UNDER     EXERCISE     UNDER     EXERCISE     UNDER     EXERCISE
            STOCK OPTIONS               OPTION      PRICES     OPTION      PRICES     OPTION      PRICES
            -------------              ---------   --------   ---------   --------   ---------   --------
Outstanding, beginning of year.......  5,991,048    $6.66     5,923,743    $6.68     2,752,945    $12.59
  Granted............................  1,489,521     3.76       182,801     4.51     3,527,250      2.13
  Cancelled..........................   (488,576)    5.00       (87,270)    4.70      (356,452)     7.30
  Exercised..........................   (285,735)    2.10       (28,226)    3.26            --        --
                                       ---------              ---------              ---------
Outstanding, end of year.............  6,706,258     6.33     5,991,048     6.66     5,923,743      6.68
                                       =========              =========              =========
Options exercisable at end of year...  4,391,900    $8.01     3,577,152    $9.48     1,979,399    $14.06
Weighted average fair value of
  options granted during the year....               $2.19                  $2.71                  $ 1.33

     The following table reflects summarized information about stock options outstanding at December 31, 2003:

                                                      OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                             --------------------------------------   ----------------------
                                                           WEIGHTED AVG.   WEIGHTED    WEIGHTED
                                               NUMBER        REMAINING       AVG.       NUMBER        AVG.
                                             OUTSTANDING    CONTRACTUAL    EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICE                      AT 12/31/03       LIFE         PRICE     AT 12/31/03    PRICE
-----------------------                      -----------   -------------   --------   -----------   --------
$ 1.57 - $ 8.00............................   4,416,711      8.1 years      $ 2.68     2,102,353     $ 2.18
$ 8.01 - $14.00............................   1,550,895      5.9 years        8.58     1,550,895       8.58
$14.01 - $21.00............................     102,029     12.7 years       19.54       102,029      19.54
$21.01 - $27.00............................     636,623      3.3 years       24.03       636,623      24.03
                                              ---------                                ---------
                                              6,706,258                                4,391,900
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

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

  Earnings Per Share

     Earnings (loss) per share of common stock outstanding were computed as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                            2003            2002            2001
                                                        -------------   -------------   -------------
                                                        (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic earnings (loss) per share --
  Income (loss) before cumulative effect of change in
     accounting principle.............................   $        27     $        31     $      (130)
                                                         ===========     ===========     ===========
  Average shares of common stock outstanding..........    40,426,136      39,795,481      37,779,837
                                                         ===========     ===========     ===========
  Earnings (loss) per average share of common stock
     before cumulative effect of change in accounting
     principle........................................   $      0.67     $      0.78     $     (3.43)
                                                         ===========     ===========     ===========
Diluted earnings (loss) per share --
  Income (loss) before cumulative effect of change in
     accounting principle.............................   $        27     $        31     $      (130)
                                                         ===========     ===========     ===========
  Average shares of common stock outstanding..........    40,426,136      39,795,481      37,779,837
  Effect of dilutive securities:
     Restricted stock.................................        67,462         117,578              --
     Stock options....................................     1,274,361       1,302,410          61,715
     Performance shares...............................            --         452,346         159,696
                                                         -----------     -----------     -----------
  Average shares of common stock outstanding including
     dilutive securities..............................    41,767,959      41,667,815      38,001,248
                                                         ===========     ===========     ===========
  Earnings (loss) per average share of common stock
     before cumulative effect of change in accounting
     principle........................................   $      0.65     $      0.74     $     (3.43)
                                                         ===========     ===========     ===========

     Options to purchase 2,367,094, 2,551,872, and 3,322,083 shares of common stock were outstanding at December 31, 2003, 2002, and 2001, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares on such dates.

8. PREFERRED STOCK

     We had 50 million shares of preferred stock ($.01 par value) authorized at December 31, 2003 and 2002. No shares of preferred stock were outstanding at those dates. We have designated and reserved 2 million shares of the preferred stock as junior preferred stock for the Rights Plan.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

9. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     We have various defined benefit pension plans that cover substantially all of our employees. The measurement date used to determine measurement of the majority of our pension plan assets and benefit obligations is September 30th. Benefits are based on years of service and, for most salaried employees, on final average compensation. Our funding policy is to contribute to the plans amounts necessary to satisfy the funding requirement of applicable federal or foreign laws and regulations. Domestic pension plan assets were invested in the following classes of securities:

                                                          PERCENTAGE OF FAIR MARKET VALUE
                                                      ---------------------------------------
                                                      SEPTEMBER 30, 2003   SEPTEMBER 30, 2002
                                                      ------------------   ------------------
Equity securities..................................           70%                  66%
Debt securities....................................           26%                  34%
Other..............................................            4%                  --%

     Our investment policy is to invest more heavily in equity securities rather than debt securities.

     Targeted pension plan allocations are 70 percent in equity securities and 30 percent in debt securities, with acceptable tolerance levels of plus or minus five percent within each category.

     Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and adjusts for any expected changes in the long term outlook for the equity and fixed income markets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     A summary of the change in benefit obligation, the change in plan assets, the development of net amount recognized, and the amounts recognized in the balance sheets for the pension plans and postretirement benefit plans follows:

                                                                 PENSION      POSTRETIREMENT
                                                              -------------   ---------------
                                                              2003    2002     2003     2002
                                                              -----   -----   ------   ------
                                                                        (MILLIONS)
Change in benefit obligation:
  Benefit obligation at September 30 of the previous year...  $ 409   $ 348   $ 155    $ 137
  Currency rate conversion..................................     25      14      --       --
  Curtailment...............................................     --      (1)     --       --
  Service cost..............................................     16      14       4        4
  Interest cost.............................................     28      24       9       10
  Plan amendments/new salaried plan.........................      6       1     (59)     (12)
  Actuarial loss............................................     34      27      22       27
  Benefits paid.............................................    (19)    (18)    (13)     (12)
  Participants' contributions...............................     --      --       1        1
                                                              -----   -----   -----    -----
  Benefit obligation at September 30........................  $ 499   $ 409   $ 119    $ 155
                                                              =====   =====   =====    =====
Change in plan assets:
  Fair value at September 30 of the previous year...........  $ 224   $ 235   $  --    $  --
  Currency rate conversion..................................     14       9      --       --
  Curtailment...............................................     --      (1)     --       --
  Actual return on plan assets..............................     35     (21)     --       --
  Employer contributions....................................     24      19      12       11
  Participants' contributions...............................      1       1       1        1
  Benefits paid.............................................    (19)    (18)    (13)     (12)
                                                              -----   -----   -----    -----
  Fair value at September 30................................  $ 279   $ 224   $  --    $  --
                                                              =====   =====   =====    =====
Development of net amount recognized:
  Funded status at September 30.............................  $(220)  $(185)  $(119)   $(155)
  Contributions during the fourth quarter...................      5       3       3        3
  Unrecognized cost:
     Actuarial loss.........................................    191     156      94       78
     Prior service cost.....................................     38      35     (78)     (24)
     Transition asset.......................................     (2)     (2)     --       --
                                                              -----   -----   -----    -----
  Net amount recognized at December 31......................  $  12   $   7   $(100)   $ (98)
                                                              =====   =====   =====    =====
Amounts recognized in the balance sheets:
  Prepaid benefit cost......................................  $   9   $  17   $  --    $  --
  Accrued benefit cost......................................   (176)   (154)   (100)     (98)
  Intangible asset..........................................     22      16      --       --
  Accumulated other comprehensive income....................    157     128      --       --
                                                              -----   -----   -----    -----
  Net amount recognized.....................................  $  12   $   7   $(100)   $ (98)
                                                              =====   =====   =====    =====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

-------------------------
Notes: Assets of one plan may not be utilized to pay benefits of other plans.
       Additionally, the prepaid (accrued) pension cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

     Net periodic pension costs (income) for the years 2003, 2002, and 2001, consist of the following components:

                                                              2003   2002   2001
                                                              ----   ----   ----
                                                                  (MILLIONS)
Service cost -- benefits earned during the year.............  $ 16   $ 14   $ 13
Interest on prior year's projected benefit obligation.......    28     24     22
Expected return on plan assets..............................   (28)   (28)   (25)
Curtailment gain............................................    --     --     (1)
Net amortization:
  Actuarial loss............................................     2      1     --
  Prior service cost........................................     4      3      3
                                                              ----   ----   ----
Net pension costs...........................................  $ 22   $ 14   $ 12
                                                              ====   ====   ====
Other comprehensive income (loss)...........................  $ 29   $ 61   $ 64
                                                              ====   ====   ====

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets at September 30, 2003 and 2002 were as follows:

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
                                                               (MILLIONS)
Projected benefit obligation................................  $482    $383
Accumulated benefit obligation..............................   438     341
Fair value of plan assets...................................   263     194

     The following assumptions were used in the accounting for the plans for the years of 2003, 2002, and 2001:

                                                                    2003    2002
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS  ----    ----
Discount rate..................................................     6.1%    6.5%
Rate of compensation increase..................................     4.3%    4.2%

                                                                          2003    2002    2001
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST  ----    ----    ----
Discount rate.....................................................        6.5%    6.9%    7.3%
Expected long-term return on plan assets..........................        8.4%    8.4%    9.4%
Rate of compensation increase.....................................        4.2%    4.3%    4.3%

     We made contributions of $26 million to these pension plans during 2003. Based on current actuarial estimates, we believe we will be required to make contributions of $28 million to $35 million to those plans during 2004. Pension contributions beyond 2004 will be required, but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2004.

     We have postretirement health care and life insurance plans that cover a majority of our domestic employees. For salaried employees, the plans cover our employees retiring on or after attaining age 55 who have had at least 10 years of service with us after attaining age 45. For hourly employees, the

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES postretirement benefit plans generally cover employees who retire according to one of our hourly employee retirement plans. All of these benefits may be subject to deductibles, copayment provisions, and other limitations, and we have reserved the right to change these benefits. Our postretirement healthcare and life insurance plans are not funded. The measurement date used to determine postretirement benefit obligations is September 30th.

     Net periodic postretirement benefit cost for the years 2003, 2002, and 2001, consists of the following components:

                                                              2003   2002   2001
                                                              ----   ----   ----
                                                                  (MILLIONS)
Service cost -- benefits earned during the year.............  $ 4    $ 4    $ 3
Interest on accumulated postretirement benefit obligation...    9     10      8
Net amortization:
  Actuarial loss............................................    5      3      1
  Prior service cost........................................   (4)    (1)    (2)
Curtailment gain............................................   --     --     (2)
                                                              ---    ---    ---
Net periodic postretirement benefit cost....................  $14    $16    $ 8
                                                              ===    ===    ===

     The weighted average assumed health care cost trend rate used in determining the 2003 accumulated postretirement benefit obligation was 10 percent, declining to 5 percent by 2009. In 2002 and 2001 the health care cost trend rate was 9 percent and 10 percent, respectively.

     The following assumptions were used in the accounting for postretirement cost for the years of 2003, 2002 and 2001:

                                                                    2003    2002
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS  ----    ----
Discount rate..................................................     6.5%    7.0%
Rate of compensation increase..................................     4.5%    4.5%

                                                                          2003    2002    2001
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST  ----    ----    ----
Discount rate.....................................................        7.0%    7.3%    8.0%
Rate of compensation increase.....................................        4.5%    4.5%    4.5%

     The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rates on total service cost and interest and the post retirement benefit obligation are as follows:

                                                           ONE-PERCENTAGE   ONE-PERCENTAGE
                                                           POINT INCREASE   POINT DECREASE
                                                           --------------   --------------
                                                                     (MILLIONS)
Effect on total of service cost and interest cost........        $1              $(1)
Effect on postretirement benefit obligation..............         9               (8)

     Based on current actuarial estimates, we believe we will be required to make postretirement contributions of approximately $6 million during 2004.

     On September 1, 2003, we changed our retiree medical benefits program to provide participating retirees with continued access to group health coverage while reducing our subsidization of the program. This negative plan amendment will be amortized over the average remaining service life to retirement eligibility of active plan participants as a reduction of service cost beginning September 1, 2003.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

10. SEGMENT AND GEOGRAPHIC AREA INFORMATION

     We are a global manufacturer with two geographic reportable segments: North America and Europe. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. The accounting policies of the segments are the same as described in Note 1, "Summary of Accounting Policies." We evaluate segment performance based primarily on income before interest expense, income taxes, and minority interest. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products. Segment results for 2003, 2002, and 2001 are as follows:

                                                                           SEGMENT
                                                      -------------------------------------------------
                                                                                 RECLASS
                                                       NORTH                        &
                                                      AMERICA   EUROPE   OTHER    ELIMS    CONSOLIDATED
                                                      -------   ------   -----   -------   ------------
                                                                         (MILLIONS)
AT DECEMBER 31, 2003, AND FOR THE YEAR THEN ENDED
Revenues from external customers....................  $1,880    $1,443   $443     $ --        $3,766
Intersegment revenues...............................       7        37     14      (58)           --
Interest income.....................................      --         2      2       --             4
Depreciation and amortization.......................      81        59     23       --           163
Income before interest, income taxes, and minority
  interest..........................................     131        14     31       --           176
Cumulative effect of change in accounting
  principle.........................................      --        --     --       --            --
Total assets........................................     749     1,078    876       92         2,795
Investment in affiliated companies..................      --         1      5       --             6
Capital expenditures................................      54        58     18       --           130
Noncash items other than depreciation and
  amortization......................................      (5)       (4)    21       --            12

AT DECEMBER 31, 2002, AND FOR THE YEAR THEN ENDED
Revenues from external customers....................  $1,898    $1,221   $340     $ --        $3,459
Intersegment revenues...............................       8        33     12      (53)           --
Interest income.....................................      --         1      1       --             2
Depreciation and amortization.......................      78        43     23       --           144
Income before interest, income taxes, and minority
  interest..........................................     129        18     22       --           169
Cumulative effect of change in accounting
  principle.........................................     192        26     --       --           218
Total assets........................................     795       984    623      102         2,504
Investment in affiliated companies..................      --         1      7       --             8
Capital expenditures................................      66        56     16       --           138
Noncash items other than depreciation and
  amortization......................................       4        (9)    (4)      --            (9)

AT DECEMBER 31, 2001, AND FOR THE YEAR THEN ENDED
Revenues from external customers....................  $1,790    $1,266   $308     $ --        $3,364
Intersegment revenues...............................       9        39     10      (58)           --
Interest income.....................................      --         1      2       --             3
Depreciation and amortization.......................      91        38     24       --           153
Income before interest, income taxes, and minority
  interest..........................................      52        23     17       --            92
Cumulative effect of change in accounting
  principle.........................................      --        --     --       --            --
Total assets........................................   1,072       893    614      102         2,681
Investment in affiliated companies..................      --         1      9       --            10
Capital expenditures................................      50        64     13       --           127
Noncash items other than depreciation and
  amortization......................................      12       (11)   (13)      --           (12)

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     The following table shows information relating to our external customer revenues for each product or each group of similar products:

                                                                  NET SALES AND
                                                                OPERATING REVENUES
                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
                                                                    (MILLIONS)
EMISSION CONTROL SYSTEMS & PRODUCTS
  Aftermarket..............................................  $  350   $  359   $  387
  Original equipment market................................   2,037    1,880    1,805
                                                             ------   ------   ------
                                                              2,387    2,239    2,192
                                                             ------   ------   ------
RIDE CONTROL SYSTEMS & PRODUCTS
  Aftermarket..............................................     579      549      548
  Original equipment market................................     800      671      624
                                                             ------   ------   ------
                                                              1,379    1,220    1,172
                                                             ------   ------   ------
     Total.................................................  $3,766   $3,459   $3,364
                                                             ======   ======   ======

     During 2003, sales to four major customers comprised approximately 18.9 percent, 13.9 percent, 11.0 percent and 8.8 percent of consolidated net sales and operating revenues. During 2002, sales to four major customers comprised approximately 19.8 percent, 13.3 percent, 10.1 percent and 10.1 percent of consolidated net sales and operating revenues. During 2001, sales to four major customers comprised approximately 19.6 percent, 10.9 percent, 10.6 percent and
10.4 percent of consolidated net sales and operating revenues.

                                                                     GEOGRAPHIC AREA
                                                 --------------------------------------------------------
                                                 UNITED               OTHER      RECLASS &
                                                 STATES   GERMANY   FOREIGN(A)     ELIMS     CONSOLIDATED
                                                 ------   -------   ----------   ---------   ------------
                                                                        (MILLIONS)
AT DECEMBER 31, 2003, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers(b)............  $1,818    $467       $1,481       $ --         $3,766
Long-lived assets(c)...........................     428     142          731         --          1,301
Total assets...................................   1,198     282        1,375        (60)         2,795
AT DECEMBER 31, 2002, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers(b)............  $1,544    $443       $1,472       $ --         $3,459
Long-lived assets(c)...........................     487     112          625         --          1,224
Total assets...................................   1,122     240        1,200        (58)         2,504
AT DECEMBER 31, 2001, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers(b)............  $1,409    $475       $1,480       $ --         $3,364
Long-lived assets(c)...........................     518      84          419         --          1,021
Total assets...................................   1,353     216        1,179        (67)         2,681

-------------------------
Notes: (a) Revenues from external customers and long-lived assets for individual foreign countries other than Germany are not material.

       (b) Revenues are attributed to countries based on location of the seller.

       (c) Long-lived assets include all long-term assets except goodwill, intangibles, and deferred tax assets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

11. COMMITMENTS AND CONTINGENCIES

  Capital Commitments

     We estimate that expenditures aggregating approximately $60 million will be required after December 31, 2003 to complete facilities and projects authorized at such date, and we have made substantial commitments in connection with these facilities and projects.

  Lease Commitments

     We have long-term leases for certain facilities, equipment, and other assets. The minimum lease payments under non-cancelable leases with lease terms in excess of one year are:

                                                                                SUBSEQUENT
                                             2004   2005   2006   2007   2008     YEARS
                                             ----   ----   ----   ----   ----   ----------
                                                           (MILLIONS)
Operating Leases...........................  $17    $14    $11    $11     $3        $6
Capital Leases.............................  $ 3    $ 3    $ 3    $ 3     $3        $5

     Total rental expense for the year 2003, 2002, and 2001 was $33 million, $33 million, and $30 million respectively.

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

  Litigation

     We also from time to time are involved in legal proceedings or claims that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, we are involved in litigation with the minority owner of one of our Indian joint ventures over various operational issues. This dispute involves a court-mandated bidding process, which could result in a non-cash charge to earnings if we are required to sell our interest in the joint venture on unfavorable terms. As another example, we recently identified our failure to file certain reports under an automotive industry regulation and, although we have now made the required filings, this failure could subject us to a response, including fines or penalties, from the appropriate agency. We will continue to vigorously defend ourselves against all of these claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. On the other hand, we are experiencing an increasing number of these claims, likely due to bankruptcies of major asbestos manufacturers. We vigorously defend ourselves against these claims as part of our ordinary course of business. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

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

     Below is a table that shows the activity in the warranty accrual accounts:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2003   2002   2001
                                                              ----   ----   ----
                                                                  (MILLIONS)
Beginning Balance...........................................  $ 21   $ 19   $ 16
Accruals related to product warranties......................    13     15     18
Reductions for payments made................................   (16)   (13)   (15)
                                                              ----   ----   ----
Ending Balance..............................................  $ 18   $ 21   $ 19
                                                              ====   ====   ====

  Environmental Matters

     We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

     As of December 31, 2003, we are designated as a potentially responsible party in three Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $12 million. For each of the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

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

12. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

  Basis of Presentation

     Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries (which are referred to as the Guarantor Subsidiaries) fully and unconditionally guarantee our senior subordinated notes due in 2009 and our senior secured notes due 2013 on a joint and several basis. You should also read Note 5, "Financial Instruments" for further discussion of the notes and related guarantee. We have not presented separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries because management has determined that such information is not material to the holders of the notes. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)

                                                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                     ----------------------------------------------------------------------
                                                                       TENNECO
                                                                   AUTOMOTIVE INC.   RECLASS
                                      GUARANTOR     NONGUARANTOR       (PARENT          &
                                     SUBSIDIARIES   SUBSIDIARIES      COMPANY)        ELIMS    CONSOLIDATED
                                     ------------   ------------   ---------------   -------   ------------
                                                                   (MILLIONS)
REVENUES
  Net sales and operating
     revenues --
     External......................     $1,810         $1,956           $ --          $  --       $3,766
     Affiliated companies..........         53            328             --           (381)          --
                                        ------         ------           ----          -----       ------
                                         1,863          2,284             --           (381)       3,766
                                        ------         ------           ----          -----       ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).....      1,442          1,933             --           (381)       2,994
  Engineering, research, and
     development...................         27             40             --             --           67
  Selling, general, and
     administrative................        178            186             --             --          364
  Depreciation and amortization of
     other intangibles.............         72             91             --             --          163
  Amortization of goodwill.........         --             --             --             --           --
                                        ------         ------           ----          -----       ------
                                         1,719          2,250             --           (381)       3,588
                                        ------         ------           ----          -----       ------
OTHER INCOME (EXPENSE)
  Gain (loss) on sale of assets....         --             --             --             --           --
  Loss on sale of receivables......         --             (2)            --             --           (2)
  Other income (loss)..............        (10)            12             37            (39)          --
                                        ------         ------           ----          -----       ------
                                           (10)            10             37            (39)          (2)
                                        ------         ------           ----          -----       ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES........................        134             44             37            (39)         176
     Interest expense --
       External (net of interest
          capitalized).............         (1)             6            144             --          149
       Affiliated companies (net of
          interest income).........         83             (3)           (80)            --           --
     Income tax expense
       (benefit)...................       (143)            24             60             53           (6)
     Minority interest.............         --              6             --             --            6
                                        ------         ------           ----          -----       ------
                                           195             11            (87)           (92)          27
     Equity in net income (loss)
       from affiliated companies...         26             (2)           114           (138)          --
                                        ------         ------           ----          -----       ------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE........................        221              9             27           (230)          27
Cumulative effect of change in
  accounting principle, net of
  income tax.......................         --             --             --             --           --
                                        ------         ------           ----          -----       ------
NET INCOME (LOSS)..................     $  221         $    9           $ 27          $(230)      $   27
                                        ======         ======           ====          =====       ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)

                                                        FOR THE YEAR ENDED DECEMBER 31, 2002
                                      ------------------------------------------------------------------------
                                                                        TENNECO
                                                                    AUTOMOTIVE INC.
                                       GUARANTOR     NONGUARANTOR       (PARENT       RECLASS &
                                      SUBSIDIARIES   SUBSIDIARIES      COMPANY)         ELIMS     CONSOLIDATED
                                      ------------   ------------   ---------------   ---------   ------------
                                                                     (MILLIONS)
REVENUES
  Net sales and operating
    revenues --
     External.......................     $1,544         $1,915           $  --          $  --        $3,459
    Affiliated companies............         48             82              --           (130)           --
                                         ------         ------           -----          -----        ------
                                          1,592          1,997              --           (130)        3,459
                                         ------         ------           -----          -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
    depreciation shown below).......      1,218          1,647              --           (130)        2,735
  Engineering, research, and
    development.....................         20             47              --             --            67
  Selling, general, and
    administrative..................        196            155              --             --           351
  Depreciation and amortization of
    other intangibles...............         72             72              --             --           144
  Amortization of goodwill..........         --             --              --             --            --
                                         ------         ------           -----          -----        ------
                                          1,506          1,921              --           (130)        3,297
                                         ------         ------           -----          -----        ------
OTHER INCOME (EXPENSE)
  Gain (loss) on sale of assets.....         (1)            11              --             --            10
  Loss on sale of receivables.......         (2)            --              --             --            (2)
  Other income (loss)...............         95            (14)             98           (180)           (1)
                                         ------         ------           -----          -----        ------
                                             92             (3)             98           (180)            7
                                         ------         ------           -----          -----        ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES.........        178             73              98           (180)          169
    Interest expense --
       External (net of interest
         capitalized)...............         (1)             3             139             --           141
       Affiliated companies (net of
         interest income)...........         72              4             (76)            --            --
    Income tax expense (benefit)....         (8)            23             (22)            --            (7)
    Minority interest...............         --              4              --             --             4
                                         ------         ------           -----          -----        ------
                                            115             39              57           (180)           31
    Equity in net income (loss) from
       affiliated companies.........         35             (2)           (244)           211            --
                                         ------         ------           -----          -----        ------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.........................        150             37            (187)            31            31
Cumulative effect of change in
  accounting principle, net of
  income tax........................       (171)           (47)             --             --          (218)
                                         ------         ------           -----          -----        ------
NET INCOME (LOSS)...................     $  (21)        $  (10)          $(187)         $  31        $ (187)
                                         ======         ======           =====          =====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)

                                                          FOR THE YEAR ENDED DECEMBER 31, 2001
                                        ------------------------------------------------------------------------
                                                                          TENNECO
                                                                      AUTOMOTIVE INC.
                                         GUARANTOR     NONGUARANTOR       (PARENT       RECLASS &
                                        SUBSIDIARIES   SUBSIDIARIES      COMPANY)         ELIMS     CONSOLIDATED
                                        ------------   ------------   ---------------   ---------   ------------
                                                                       (MILLIONS)
REVENUES
  Net sales and operating revenues --
     External.........................     $1,409         $1,955           $  --          $  --        $3,364
     Affiliated companies.............         54             60              --           (114)           --
                                           ------         ------           -----          -----        ------
                                            1,463          2,015              --           (114)        3,364
                                           ------         ------           -----          -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)........      1,155          1,658              --           (114)        2,699
  Engineering, research, and
     development......................         23             44              --             --            67
  Selling, general, and
     administrative...................        204            149              --             --           353
  Depreciation and amortization of
     other intangibles................         73             64              --             --           137
  Amortization of goodwill............          9              7              --             --            16
                                           ------         ------           -----          -----        ------
                                            1,464          1,922              --           (114)        3,272
                                           ------         ------           -----          -----        ------
OTHER INCOME (EXPENSE)
  Gain (loss) on sale of assets.......          2              1              --             --             3
  Loss on sale of receivables.........         (5)            --              --             --            (5)
  Other income (loss).................         26            (24)             --             --             2
                                           ------         ------           -----          -----        ------
                                               23            (23)             --             --            --
                                           ------         ------           -----          -----        ------
INCOME (LOSS) BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST, AND
  EQUITY IN NET INCOME FROM AFFILIATED
  COMPANIES...........................         22             70              --             --            92
     Interest expense --
       External (net of interest
          capitalized)................         (1)             8             163             --           170
       Affiliated companies (net of
          interest income)............        104              2            (106)            --            --
     Income tax expense (benefit).....         45             25             (19)            --            51
     Minority interest................         --              1              --             --             1
                                           ------         ------           -----          -----        ------
                                             (126)            34             (38)            --          (130)
     Equity in net income (loss) from
       affiliated companies...........         18             (1)            (92)            75            --
                                           ------         ------           -----          -----        ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE...       (108)            33            (130)            75          (130)
Cumulative effect of change in
  accounting principle, net of income
  tax.................................         --             --              --             --            --
                                           ------         ------           -----          -----        ------
NET INCOME (LOSS).....................     $ (108)        $   33           $(130)         $  75        $ (130)
                                           ======         ======           =====          =====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET

                                                                             DECEMBER 31, 2003
                                                   ----------------------------------------------------------------------
                                                                                     TENNECO
                                                                                 AUTOMOTIVE INC.
                                                    GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                                   SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                                   ------------   ------------   ---------------   -------   ------------
                                                                                 (MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents......................     $   70         $   75          $   --        $    --      $  145
  Receivables, net...............................        136            449              19           (162)        442
  Inventories....................................         89            254              --             --         343
  Deferred income taxes..........................         85              9              --            (31)         63
  Prepayments and other..........................         40             72              --             --         112
                                                      ------         ------          ------        -------      ------
                                                         420            859              19           (193)      1,105
                                                      ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated companies.............        331              4           2,105         (2,440)         --
  Notes and advances receivable from
    affiliates...................................      2,741             33           3,243         (6,017)         --
  Long-term notes receivable, net................          2             19              --             --          21
  Goodwill.......................................        136             57              --             --         193
  Intangibles, net...............................         14             11              --             --          25
  Deferred income taxes..........................        124             --              78            (13)        189
  Pension assets.................................        (14)            20              --             --           6
  Other..........................................         39             70              36             --         145
                                                      ------         ------          ------        -------      ------
                                                       3,373            214           5,462         (8,470)        579
                                                      ------         ------          ------        -------      ------
Plant, property, and equipment, at cost..........        877          1,426              --             --       2,303
  Less -- Reserves for depreciation and
    amortization.................................        511            681              --             --       1,192
                                                      ------         ------          ------        -------      ------
                                                         366            745              --             --       1,111
                                                      ------         ------          ------        -------      ------
                                                      $4,159         $1,818          $5,481        $(8,663)     $2,795
                                                      ======         ======          ======        =======      ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities
    of long-term debt)
      Short-term debt -- non-affiliated..........     $   --         $   16          $    4        $    --      $   20
      Short-term debt -- affiliated..............         --            123              10           (133)         --
  Trade payables.................................        184            464              --            (27)        621
  Accrued taxes..................................         --             32              17            (30)         19
  Other..........................................        100             94              40             (1)        233
                                                      ------         ------          ------        -------      ------
                                                         284            729              71           (191)        893
Long-term debt-non-affiliated....................         --             17           1,393             --       1,410
Long-term debt-affiliated........................      2,063             --           3,959         (6,022)         --
Deferred income taxes............................         92             40               1            (14)        119
Postretirement benefits and other liabilities....        196             91              (1)             6         292
Commitments and contingencies
Minority interest................................         --             23              --             --          23
Shareholders' equity.............................      1,524            918              58         (2,442)         58
                                                      ------         ------          ------        -------      ------
                                                      $4,159         $1,818          $5,481        $(8,663)     $2,795
                                                      ======         ======          ======        =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET

                                                                             DECEMBER 31, 2002
                                                   ----------------------------------------------------------------------
                                                                                     TENNECO
                                                                                 AUTOMOTIVE INC.
                                                    GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                                   SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                                   ------------   ------------   ---------------   -------   ------------
                                                                                 (MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents......................     $    2         $   52          $   --        $    --      $   54
  Receivables, net...............................        187            282              19            (79)        409
  Inventories....................................        108            244              --             --         352
  Deferred income taxes..........................         47              9              64            (64)         56
  Prepayments and other..........................         41             54              --             --          95
                                                      ------         ------          ------        -------      ------
                                                         385            641              83           (143)        966
                                                      ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated companies.............        200             --           1,854         (2,054)         --
  Notes and advances receivable from
    affiliates...................................      2,644              1           3,264         (5,909)         --
  Long-term notes receivable, net................          3             11              --             --          14
  Goodwill.......................................        135             50              --             --         185
  Intangibles, net...............................         15              5              --             --          20
  Deferred income taxes..........................        135              6              78            (78)        141
  Pension assets.................................         10              7              --             --          17
  Other..........................................         47             63              25             --         135
                                                      ------         ------          ------        -------      ------
                                                       3,189            143           5,221         (8,041)        512
                                                      ------         ------          ------        -------      ------
Plant, property, and equipment, at cost..........        855          1,156              --             --       2,011
  Less -- Reserves for depreciation and
    amortization.................................        467            518              --             --         985
                                                      ------         ------          ------        -------      ------
                                                         388            638              --             --       1,026
                                                      ------         ------          ------        -------      ------
                                                      $3,962         $1,422          $5,304        $(8,184)     $2,504
                                                      ======         ======          ======        =======      ======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
  Short-term debt (including current maturities
    of long-term debt)
      Short-term debt -- non-affiliated..........     $   --         $   14          $  214        $    --      $  228
      Short-term debt -- affiliated..............          4              1              10            (15)         --
  Trade payables.................................        153            411              --            (59)        505
  Accrued taxes..................................         79             25              --            (64)         40
  Other..........................................        130             92              25             (4)        243
                                                      ------         ------          ------        -------      ------
                                                         366            543             249           (142)      1,016
Long-term debt-non-affiliated....................         --             16           1,201             --       1,217
Long-term debt-affiliated........................      1,934             26           3,949         (5,909)         --
Deferred income taxes............................        128             53              --            (78)        103
Postretirement benefits and other liabilities....        174             64              (1)             6         243
Commitments and contingencies
Minority interest................................         --             19              --             --          19
Shareholders' equity.............................      1,360            701             (94)        (2,061)        (94)
                                                      ------         ------          ------        -------      ------
                                                      $3,962         $1,422          $5,304        $(8,184)     $2,504
                                                      ======         ======          ======        =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                            YEAR ENDED DECEMBER 31, 2003
                                       ----------------------------------------------------------------------
                                                                         TENNECO
                                                                     AUTOMOTIVE INC.   RECLASS
                                        GUARANTOR     NONGUARANTOR       (PARENT          &
                                       SUBSIDIARIES   SUBSIDIARIES      COMPANY)        ELIMS    CONSOLIDATED
                                       ------------   ------------   ---------------   -------   ------------
                                                                     (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities.........................     $ 259           $204            $(182)         $--        $ 281
                                          -----           ----            -----          --         -----
INVESTING ACTIVITIES
Net proceeds from the sale of fixed
  assets.............................         1              7               --          --             8
Expenditures for plant, property, and
  equipment..........................       (44)           (86)              --          --          (130)
Investments and other................        --             (5)              --          --            (5)
                                          -----           ----            -----          --         -----
Net cash used by investing
  activities.........................       (43)           (84)              --          --          (127)
                                          -----           ----            -----          --         -----
FINANCING ACTIVITIES
Issuance of common and treasury
  shares.............................        --             --               --          --            --
Proceeds from capital
  contributions......................        --             --                1          --             1
Issuance of long-term debt...........        --             --              891          --           891
Debt issuance cost on long-term
  debt...............................        --             --              (27)         --           (27)
Retirement of long-term debt.........        --             (3)            (788)         --          (791)
Net increase (decrease) in short-term
  debt excluding current maturities
  of long-term debt..................        --             (1)            (120)         --          (121)
Intercompany dividends and net
  increase (decrease) in intercompany
  obligations........................      (148)           (77)             225          --            --
Other................................        --             (2)              --          --            (2)
                                          -----           ----            -----          --         -----
Net cash provided (used) by financing
  activities.........................      (148)           (83)             182          --           (49)
                                          -----           ----            -----          --         -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents........................        --            (14)              --          --           (14)
                                          -----           ----            -----          --         -----
Increase (decrease) in cash and cash
  equivalents........................        68             23               --          --            91
Cash and cash equivalents, January
  1..................................         2             52               --          --            54
                                          -----           ----            -----          --         -----
Cash and cash equivalents, December
  31 (Note)..........................     $  70           $ 75            $  --          $--        $ 145
                                          =====           ====            =====          ==         =====

---------------

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                         YEAR ENDED DECEMBER 31, 2002
                                    ----------------------------------------------------------------------
                                                                      TENNECO
                                                                  AUTOMOTIVE INC.
                                     GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                    SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                    ------------   ------------   ---------------   -------   ------------
                                                                  (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities............      $300          $   7            $(119)         $--        $ 188
                                        ----          -----            -----          --         -----
INVESTING ACTIVITIES
Net proceeds from the sale of
  fixed assets....................        --             24               --          --            24
Expenditures for plant, property,
  and equipment...................       (55)           (83)              --          --          (138)
Investments and other.............        19            (12)              --          --             7
                                        ----          -----            -----          --         -----
Net cash used by investing
  activities......................       (36)           (71)              --          --          (107)
                                        ----          -----            -----          --         -----
FINANCING ACTIVITIES
Issuance of common and treasury
  shares..........................        --             --               --          --            --
Proceeds from capital
  contributions...................        --             --               --          --            --
Issuance of long-term debt........        --              3               --          --             3
Debt issuance cost on long-term
  debt............................        --             --               --          --            --
Retirement of long-term debt......        --             (2)            (121)         --          (123)
Net increase (decrease) in
  short-term debt excluding
  current maturities of long-term
  debt............................        --             (5)              52          --            47
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations........      (264)            76              188          --            --
Other.............................        --             --               --          --            --
                                        ----          -----            -----          --         -----
Net cash provided (used) by
  financing activities............      (264)            72              119          --           (73)
                                        ----          -----            -----          --         -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.....................        --             (7)              --          --            (7)
                                        ----          -----            -----          --         -----
Increase (decrease) in cash and
  cash equivalents................        --              1               --          --             1
Cash and cash equivalents, January
  1...............................         2             51               --          --            53
                                        ----          -----            -----          --         -----
Cash and cash equivalents,
  December 31 (Note)..............      $  2          $  52            $  --          $--        $  54
                                        ====          =====            =====          ==         =====

---------------

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                         YEAR ENDED DECEMBER 31, 2001
                                    ----------------------------------------------------------------------
                                                                      TENNECO
                                                                  AUTOMOTIVE INC.
                                     GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                    SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                    ------------   ------------   ---------------   -------   ------------
                                                                  (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities............      $46            $115            $(20)          $--        $ 141
                                        ---            ----            ----           ---        -----
INVESTING ACTIVITIES
Net proceeds from the sale of
  fixed assets....................        4               7              --            --           11
Expenditures for plant, property,
  and equipment...................      (37)            (90)             --            --         (127)
Investments and other.............       (8)             (2)             --            --          (10)
                                        ---            ----            ----           ---        -----
Net cash used by investing
  activities......................      (41)            (85)             --            --         (126)
                                        ---            ----            ----           ---        -----
FINANCING ACTIVITIES
Issuance of common and treasury
  shares..........................       --              --              10            --           10
Proceeds from capital
  contributions...................       --              --              --            --           --
Issuance of long-term debt........       --              --              --            --           --
Debt issuance cost on long-term
  debt............................       --              --              --            --           --
Retirement of long-term debt......       --              (4)            (53)           --          (57)
Net increase (decrease) in
  short-term debt excluding
  current maturities of long-term
  debt............................       --              (7)             56            --           49
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations........      (11)              5               6            --           --
Other.............................       --              --               1            --            1
                                        ---            ----            ----           ---        -----
Net cash provided (used) by
  financing activities............      (11)             (6)             20            --            3
                                        ---            ----            ----           ---        -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.....................       --              --              --            --           --
                                        ---            ----            ----           ---        -----
Increase (decrease) in cash and
  cash equivalents................       (6)             24              --            --           18
Cash and cash equivalents, January
  1...............................        8              27              --            --           35
                                        ---            ----            ----           ---        -----
Cash and cash equivalents,
  December 31 (Note)..............      $ 2            $ 51            $ --           $--        $  53
                                        ===            ====            ====           ===        =====

---------------

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months at the date of purchase.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                            INCOME (LOSS)
                                                         INCOME BEFORE          BEFORE        CUMULATIVE
                                           NET SALES   INTEREST EXPENSE,    CUMULATIVE IN     EFFECT OF
                                              AND        INCOME TAXES      EFFECT OF CHANGE   CHANGE IN
                                           OPERATING     AND MINORITY         ACCOUNTING      ACCOUNTING   NET INCOME
QUARTER                                    REVENUES        INTEREST           PRINCIPLE       PRINCIPLE      (LOSS)
-------                                    ---------   -----------------   ----------------   ----------   ----------
                                                                           (MILLIONS)
2003
  1st....................................   $  921           $ 31                $ 1            $  --        $   1
  2nd....................................      998             67                 24               --           24
  3rd....................................      914             38                  4               --            4
  4th....................................      933             40                 (2)              --           (2)
                                            ------           ----                ---            -----        -----
                                            $3,766           $176                $27            $  --        $  27
                                            ======           ====                ===            =====        =====
2002
  1st....................................   $  809           $ 27                $(2)           $(218)       $(220)
  2nd....................................      948             71                 19               --           19
  3rd....................................      856             40                  5               --            5
  4th....................................      846             31                  9               --            9
                                            ------           ----                ---            -----        -----
                                            $3,459           $169                $31            $(218)       $(187)
                                            ======           ====                ===            =====        =====

                              BASIC EARNINGS (LOSS) PER SHARE OF
                                         COMMON STOCK                    DILUTED EARNINGS (LOSS) PER SHARE OF
                            ---------------------------------------                  COMMON STOCK
                            INCOME (LOSS)                             ------------------------------------------
                               BEFORE                                  INCOME (LOSS)
                             CUMULATIVE     CUMULATIVE                     BEFORE        CUMULATIVE
                              EFFECT OF     EFFECT OF                    CUMULATIVE      EFFECT OF
                              CHANGE IN     CHANGE IN                 EFFECT OF CHANGE   CHANGE IN
                             ACCOUNTING     ACCOUNTING   NET INCOME    IN ACCOUNTING     ACCOUNTING   NET INCOME
QUARTER                       PRINCIPLE     PRINCIPLE      (LOSS)        PRINCIPLE       PRINCIPLE      (LOSS)
-------                     -------------   ----------   ----------   ----------------   ----------   ----------
2003
  1st.....................      $ .02         $   --       $  .02          $ .02           $   --       $  .02
  2nd.....................        .59             --          .59            .58               --          .58
  3rd.....................        .11             --          .11            .10               --          .10
  4th.....................       (.04)            --         (.04)          (.04)              --         (.04)
  Full Year...............        .67             --          .67            .65               --          .65
2002
  1st.....................      $(.05)        $(5.49)      $(5.54)         $(.05)          $(5.49)      $(5.54)
  2nd.....................        .48             --          .48            .45               --          .45
  3rd.....................        .13             --          .13            .13               --          .13
  4th.....................        .22             --          .22            .21               --          .21
  Full Year...............        .78          (5.48)       (4.70)         $ .74            (5.48)       (4.74)

---------------

Note: The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

      (The preceding notes are an integral part of the foregoing financial statements.)

                                                                     SCHEDULE II

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                 COLUMN A                    COLUMN B          COLUMN C          COLUMN D    COLUMN E
                 --------                    ---------   --------------------   ----------   --------
                                                              ADDITIONS
                                                         --------------------
                                              BALANCE     CHARGED    CHARGED
                                                AT          TO          TO                   BALANCE
                                             BEGINNING   COSTS AND    OTHER                   AT END
DESCRIPTION                                   OF YEAR    EXPENSES    ACCOUNTS   DEDUCTIONS   OF YEAR
-----------                                  ---------   ---------   --------   ----------   --------
                                                                    (MILLIONS)
Allowance for Doubtful Accounts and Notes
  Deducted from Assets to Which it Applies:
     Year Ended December 31, 2003..........     $22         $ 6       $  --        $ 5         $23
                                                ===         ===       =====        ===         ===
     Year Ended December 31, 2002..........     $29         $ 8       $  --        $15         $22
                                                ===         ===       =====        ===         ===
     Year Ended December 31, 2001..........     $24         $12       $  --        $ 7         $29
                                                ===         ===       =====        ===         ===

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the year covered by this report. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2003 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2004 is incorporated herein by reference. In addition, Item 4.1 of this Annual Report on Form 10-K, which appears at the end of Part I, is incorporated herein by reference.

     A copy of our Code of Ethical Conduct for Financial Managers, which applies to our Chief Executive Officer, Chief Financial Officer, Controller and other key financial managers, is filed as Exhibit 14.1 to this Form 10-K. We further plan to post a copy of the Code of Ethical Conduct for Financial Managers on our Internet website at www.tenneco-automotive.com on or before April 1, 2004. We will make a copy of this code available to any person, without charge, upon written request to Tenneco Automotive Inc., 500 North Field Drive, Lake Forest, Illinois 60045, Attn: General Counsel. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K and applicable NYSE rules regarding amendments to or waivers of our Code of Ethical Conduct by posting this information on our Internet website at www.tenneco-automotive.com.

ITEM 11. EXECUTIVE COMPENSATION.

     The sections entitled "Executive Compensation" and "Election of Directors -- Compensation of Directors" in our definitive Proxy Statement for the Annual
Meeting of Stockholders to be held May 11, 2004 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The section entitled "Ownership of Common Stock" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2004 is incorporated herein by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table shows, as of December 31, 2003, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered:

                                                           NUMBER OF
                                                        SECURITIES TO BE      WEIGHTED-
                                                          ISSUED UPON      AVERAGE EXERCISE
                                                          EXERCISE OF          PRICE OF         NUMBER OF
                                                          OUTSTANDING        OUTSTANDING       SECURITIES
                                                            OPTIONS,           OPTIONS,       AVAILABLE FOR
                                                          WARRANTS AND       WARRANTS AND        FUTURE
                     PLAN CATEGORY                         RIGHTS(1)            RIGHTS         ISSUANCE(1)
  ---------------------------------------------------   ----------------   ----------------   -------------
  EQUITY COMPENSATION PLANS APPROVED BY SECURITY
    HOLDERS:
    Tenneco Automotive Inc. Stock Ownership
       Plan(2).......................................      4,800,653            $6.87                  --
    Tenneco Automotive Inc. 2002 Long-Term Incentive
       Plan (as amended and restated)................      1,461,105(3)         $3.89(3)        2,391,782(4)
  EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY
    HOLDERS:
    Tenneco Automotive Inc. Supplemental Stock
       Ownership Plan(5).............................        444,500            $8.56                  --

---------------

(1) Reflects the number of shares of the Company's common stock. Does not include 237,315 shares that may be issued in settlement of common stock equivalent units that were credited to outside directors as payment for their retainer fee. In general, these units are settled in cash. At the option of the Company, however, the units may be settled in shares of the Company's common stock.

(2) This plan terminated as to new awards on December 31, 2001 (except awards pursuant to commitments outstanding at that date). Does not include 14,628 shares subject to outstanding restricted stock (vest over time) and stock-settled performance share awards (vest based on the achievement of performance goals over a specified period) outstanding as of December 31, 2003 that were issued at a weighted-average issue price of $4.11 per share.

(3) Does not include 445,387 shares subject to outstanding restricted stock (vest over time) and stock-settled performance share awards (vest based on the achievement of performance goals over a specified period) outstanding as of December 31, 2003 that were issued at a weighted-average issue price of $7.05 per share.

(4) Under this plan, as of December 31, 2003, a maximum of 820,506 shares remained available for delivery under full value awards (i.e., bonus stock, stock equivalent units, performance units, restricted stock and restricted stock units). At February 29, 2004, the Company had outstanding awards granted under this plan covering the delivery of up to a total of 2,445,963 shares of common stock. Accordingly, at February 29, 2004, 1,554,037 shares remained available under the plan, all of which could be delivered as full value awards.

(5) The plan described in the table above as not having been approved by security holders is the Tenneco Automotive Inc. Supplemental Stock Ownership Plan. This plan, which terminated on December 31, 2001 as to new awards (except awards pursuant to commitments outstanding at that date), originally covered the delivery of up to 1.5 million shares of common stock held in the Company's treasury. This plan was and continues to be administered by the Compensation/Nominating/Governance Committee. The Company's directors, officers and other employees were eligible to receive awards under this plan, although awards under the plan were limited to the Company's non-executive employees. Awards under the plan could take the form of non-statutory stock options, stock appreciation rights, restricted stock, stock equivalent units or performance units. All awards made under this plan were discretionary. The committee determined which eligible persons received awards and determined all terms and conditions (including form, amount and timing) of each award.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The section entitled "Election of Directors -- Transactions with Management and Others" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2004 is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The sections entitled "Ratify Appointment of Independent Public
Accountants -- Audit, Audit-Related, Tax and Other Fees" and "Ratify Appointment of Independent Public Accountants -- Pre-Approval Policy" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2004 are incorporated herein by reference.

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

                      INDEX TO SCHEDULE INCLUDED IN ITEM 8

                                                               PAGE
                                                               ----
Schedule of Tenneco Automotive Inc. and Consolidated
  Subsidiaries -- Schedule II -- Valuation and qualifying
  accounts -- three years ended December 31, 2003...........   112

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

Schedule I -- Condensed financial information of registrant
Schedule III -- Real estate and accumulated depreciation
Schedule IV -- Mortgage loans on real estate
Schedule V -- Supplemental information concerning property -- casualty insurance operations

                              REPORTS ON FORM 8-K

     We filed or furnished the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

     - Current Report on Form 8-K dated October 21, 2003, including pursuant to
       Item 5 and 12 certain information pertaining to the results of our operations for the third quarter 2003.

     - Current Report on Form 8-K dated November 13, 2003, including pursuant to
       Item 5 and 12 certain information pertaining to adjustments to the results of our operations for the third quarter 2003.

     - Current Report on Form 8-K dated December 4, 2003, including pursuant to
       Item 5 certain information pertaining to our launch of a transaction to refinance our existing $964 million credit facility.

     - Current Report on Form 8-K dated December 8, 2003, including pursuant to
       Item 5 certain information pertaining to our pricing of a private offering of $125 million of 10.25 percent Senior Secured Notes due July 15, 2013.

     - Current Report on Form 8-K dated December 15, 2003, including pursuant to
       Item 5 certain information pertaining to the closing on our $800 million senior credit facility and a private offering of $125 million of Senior Secured Notes.

                                    EXHIBITS

     The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2003, or incorporated herein by reference (exhibits designated by an asterisk are filed with the report; all other exhibits are incorporated by reference):

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
  2          --   None.
  3.1(a)     --   Restated Certificate of Incorporation of the registrant
                  dated December 11, 1996 (incorporated herein by reference
                  from Exhibit 3.1(a) of the registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1997, File No.
                  1-12387).
  3.1(b)     --   Certificate of Amendment, dated December 11, 1996
                  (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1997, File No. 1-12387).
  3.1(c)     --   Certificate of Ownership and Merger, dated July 8, 1997
                  (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1997, File No. 1-12387).
  3.1(d)     --   Certificate of Designation of Series B Junior Participating
                  Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                  Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1998, File No. 1-12387).
  3.1(e)     --   Certificate of Elimination of the Series A Participating
                  Junior Preferred Stock of the registrant dated September 11,
                  1998 (incorporated herein by reference from Exhibit 3.1(e)
                  of the registrant's Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1998, File No. 1-12387).
  3.1(f)     --   Certificate of Amendment to Restated Certificate of
                  Incorporation of the registrant dated November 5, 1999
                  (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(g)     --   Certificate of Amendment to Restated Certificate of
                  Incorporation of the registrant dated November 5, 1999
                  (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(h)     --   Certificate of Ownership and Merger merging Tenneco
                  Automotive Merger Sub Inc. with and into the registrant,
                  dated November 5, 1999 (incorporated herein by reference
                  from Exhibit 3.1(h) of the registrant's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1999, File No.
                  1-12387).
  3.1(i)     --   Certificate of Amendment to Restated Certificate of
                  Incorporation of the registrant dated May 9, 2000
                  (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
 *3.2        --   By-laws of the registrant, as amended March 9, 2004.
  3.3        --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                  ("Global"), as amended (incorporated herein by reference to
                  Exhibit 3.3 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
  3.4        --   By-laws of Global (incorporated herein by reference to
                  Exhibit 3.4 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
  3.5        --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                  (incorporated herein by reference to Exhibit 3.5 to the
                  registrant's Registration Statement on Form S-4, Reg. No.
                  333-93757).
  3.6        --   By-laws of TMC (incorporated herein by reference to Exhibit
                  3.6 to the registrant's Registration Statement on Form S-4,
                  Reg. No. 333-93757).

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
  3.7        --   Amended and Restated Certificate of Incorporation of Tenneco
                  International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                  Statement on Form S-4, Reg. No. 333-93757).
  3.8        --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                  Statement on Form S-4, Reg. No. 333-93757).
  3.9        --   Certificate of Incorporation of Clevite Industries Inc.
                  ("Clevite"), as amended (incorporated herein by reference to
                  Exhibit 3.9 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
  3.10       --   By-laws of Clevite (incorporated herein by reference to
                  Exhibit 3.10 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
  3.11       --   Amended and Restated Certificate of Incorporation of the
                  Pullman Company ("Pullman") (incorporated herein by
                  reference to Exhibit 3.11 to the registrant's Registration
                  Statement on Form S-4, Reg. No. 333-93757).
  3.12       --   By-laws of Pullman (incorporated herein by reference to
                  Exhibit 3.12 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
  3.13       --   Certificate of Incorporation of Tenneco Automotive Operating
                  Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
  3.14       --   By-laws of Operating (incorporated herein by reference to
                  Exhibit 3.14 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
  4.1(a)     --   Rights Agreement dated as of September 8, 1998, by and
                  between the registrant and First Chicago Trust Company of
                  New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                  8-K dated September 24, 1998, File No. 1-12387).
  4.1(b)     --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                  Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1999,
                  File No. 1-12387).
  4.1(c)     --   Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from
                  Exhibit 4.4(b) of the registrant's Post-Effective Amendment
                  No. 3, dated February 26, 2001, to its Registration
                  Statement on Form 8-A dated September 17, 1998).
  4.2(a)     --   Indenture, dated as of November 1, 1996, between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.1 of the
                  registrant's Registration Statement on Form S-4,
                  Registration No. 333-14003).
  4.2(b)     --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                  herein by reference from Exhibit 4.3(b) of the registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1996, File No. 1-12387).
  4.2(c)     --   Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).
  4.2(d)     --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
  4.2(e)     --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).
  4.2(f)     --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                  Indenture dated November 1, 1996 between The Chase Manhattan
                  Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30,
                  1999, File No. 1-12387).
  4.3        --   Specimen stock certificate for Tenneco Automotive Inc.
                  common stock (incorporated herein by reference from Exhibit
                  4.3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387)
  4.4(a)     --   Indenture dated October 14, 1999 by and between the
                  registrant and The Bank of New York, as trustee
                  (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  4.4(b)     --   Supplemental Indenture dated November 4, 1999 among Tenneco
                  Automotive Operating Subsidiary Inc. (formerly Tenneco
                  Automotive Inc.), Tenneco International Holding Corp.,
                  Tenneco Global Holdings Inc., the Pullman Company, Clevite
                  Industries Inc. and TMC Texas Inc. in favor of The Bank of
                  New York, as trustee (incorporated herein by reference from
                  Exhibit 4.4(b) of the registrant's Quarterly Report on Form
                  10-Q for the quarter ended September 30, 1999, File No.
                  1-12387).
  4.4(c)     --   Subsidiary Guarantee dated as of October 14, 1999 from
                  Tenneco Automotive Operating Subsidiary Inc. (formerly
                  Tenneco Automotive Inc.), Tenneco International Holding
                  Corp., Tenneco Global Holdings Inc., the Pullman Company,
                  Clevite Industries Inc. and TMC Texas Inc. in favor of The
                  Bank of New York, as trustee (incorporated herein by
                  reference to Exhibit 4.4(c) to the registrant's Registration
                  Statement on Form S-4, Reg. No. 333-93757).
 *4.5(a)     --   Amended and Restated Credit Agreement, dated as of December
                  12, 2003, among Tenneco Automotive Inc., the several banks and other financial institutions or entities from time to
                  time parties thereto, Bank of America, N.A. and Citicorp
                  North America, Inc., as co-documentation agents, Deutsche
                  Bank Securities Inc., as syndication agent, and JP Morgan
                  Chase Bank, as administrative agent.
  4.5(b)     --   Amended and Restated Guarantee And Collateral Agreement,
                  dated as of November 4, 1999, by Tenneco Automotive Inc. and the subsidiary guarantors named therein, in favor of
                  JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference from Exhibit 4.5(f) to the registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2003, File No. 1-12387).
  4.6(a)     --   Indenture, dated as of June 19, 2003, among Tenneco
                  Automotive Inc., the subsidiary guarantors named therein and
                  Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(a) to the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 2003,
                  File No. 1-12387).
  4.6(b)     --   Collateral Agreement, dated as of June 19, 2003, by Tenneco
                  Automotive Inc. and the subsidiary guarantors named therein in favor of Wachovia Bank, National Association
                  (incorporated herein by reference from Exhibit 4.6(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
  4.6(c)     --   Registration Rights Agreement, dated as of June 19, 2003,
                  among Tenneco Automotive Inc., the subsidiary guarantors
                  named therein, and the initial purchasers named therein, for whom JPMorgan Securities Inc. acted as representative
                  (incorporated herein by reference from Exhibit 4.6(c) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
 *4.6(d)     --   Supplemental Indenture, dated as of December 12, 2003, among
                  Tenneco Automotive Inc., the subsidiary guarantors named
                  therein and Wachovia Bank, National Association.
 *4.6(e)     --   Registration Rights Agreement, dated as of December 12,
                  2003, among Tenneco Automotive Inc., the subsidiary
                  guarantors named therein, and the initial purchasers named therein, for whom Banc of America Securities LLC acted as
                  representative.
  4.7        --   Intercreditor Agreement, dated as of June 19, 2003, among
                  JPMorgan Chase Bank, as Credit Agent, Wachovia Bank,
                  National Association, as Trustee and Collateral Agent, and
                  Tenneco Automotive Inc. (incorporated herein by reference
                  from Exhibit 4.7 to the registrant's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 2003, File No.
                  1-12387).
  9          --   None.
 10.1        --   Distribution Agreement, dated November 1, 1996, by and among
                  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
                  10, File No. 1-12387).
 10.2        --   Amendment No. 1 to Distribution Agreement, dated as of
                  December 11, 1996, by and among El Paso Tennessee Pipeline
                  Co. (formerly Tenneco Inc.), the registrant, and Newport
                  News Shipbuilding Inc. (incorporated herein by reference
                  from Exhibit 10.2 of the registrant's Annual Report on Form
                  10-K for the year ended December 31, 1996, File No.
                  1-12387).
 10.3        --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                  Tenneco Inc.), the registrant, and Newport News Shipbuilding
                  Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1996, File No. 1-12387).
 10.4        --   Benefits Agreement, dated December 11, 1996, by and among El
                  Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                  registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1996, File No. 1-12387).
 10.5        --   Insurance Agreement, dated December 11, 1996, by and among
                  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1996, File No. 1-12387).
 10.6        --   Tax Sharing Agreement, dated December 11, 1996, by and among
                  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                  Newport News Shipbuilding Inc., the registrant, and El Paso
                  Natural Gas Company (incorporated herein by reference from
                  Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
 10.7        --   First Amendment to Tax Sharing Agreement, dated as of
                  December 11, 1996, among El Paso Tennessee Pipeline Co.
                  (formerly Tenneco Inc.), the registrant, El Paso Natural Gas
                  Company and Newport News Shipbuilding Inc. (incorporated
                  herein by reference from Exhibit 10.7 of the registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1996, File No. 1-12387).
 10.8        --   Tenneco Automotive Inc. Value Added "TAVA" Incentive
                  Compensation Plan (incorporated herein by reference from
                  Exhibit 10.8 of the registrant's Quarterly Report on Form
                  10-Q for the quarter ended September 30, 2003, File No.
                  1-12387).(1)
 10.9        --   Tenneco Automotive Inc. Change of Control Severance Benefits
                  Plan for Key Executives (incorporated herein by reference
                  from Exhibit 10.13 of the registrant's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1999, File No.
                  1-12387).(1)
 10.10       --   Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                  Registration Statement on Form S-4, Reg. No. 333-93757).(1)

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
 10.11       --   Tenneco Automotive Inc. Key Executive Pension Plan
                  (incorporated herein by reference from Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).(1)
 10.12       --   Tenneco Automotive Inc. Deferred Compensation Plan
                  (incorporated herein by reference from Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).(1)
 10.13       --   Tenneco Automotive Inc. Supplemental Executive Retirement
                  Plan (incorporated herein by reference from Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 2000, File No. 1-12387).(1)
 10.14       --   Human Resources Agreement by and between Tenneco Automotive
                  Inc. and Tenneco Packaging Inc. dated November 4, 1999
                  (incorporated herein by reference to Exhibit 99.1 to the
                  registrant's Current Report on Form 8-K dated November 4,
                  1999, File No. 1-12387).
 10.15       --   Tax Sharing Agreement by and between Tenneco Automotive Inc.
                  and Tenneco Packaging Inc. dated November 3, 1999
                  (incorporated herein by reference to Exhibit 99.2 to the
                  registrant's Current Report on Form 8-K dated November 4,
                  1999, File No. 1-12387).
 10.16       --   Amended and Restated Transition Services Agreement by and
                  between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                  dated as of November 4, 1999 (incorporated herein by
                  reference from Exhibit 10.21 of the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30,
                  1999, File No. 1-12387).
 10.17       --   Assumption Agreement among Tenneco Automotive Operating
                  Company Inc., Tenneco International Holding Corp., Tenneco
                  Global Holdings Inc., The Pullman Company, Clevite
                  Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                  and the other Initial Purchasers listed in the Purchase
                  Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.24 of the registrant's
                  Registration Statement on Form S-4, Reg. No. 333-93757).
 10.18       --   Amendment No. 1 to Change in Control Severance Benefits Plan
                  for Key Executives (incorporated herein by reference from
                  Exhibit 10.23 to the registrant's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2000, File No.
                  1-12387).(1)
 10.19       --   Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from
                  Exhibit 10.24 to the registrant's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2000, File No.
                  1-12387).(1)
 10.20       --   Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 2000, File No.
                  1-12387).(1)
 10.21       --   Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference
                  from Exhibit 10.28 to the registrant's Annual Report on Form
                  10-K for the year ended December 31, 2000, File No.
                  1-12387).(1)
 10.22       --   Form of Indemnity Agreement entered into between the
                  registrant and the following directors of the registrant:
                  Paul Stecko, M. Kathryn Eickhoff and Dennis Severance
                  (incorporated herein by reference from Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).(1)
 10.23       --   Mark P. Frissora Special Appendix under Tenneco Automotive
                  Inc. Supplemental Executive Retirement Plan (incorporated
                  herein by reference from Exhibit 10.30 to the registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  2000, File No. 1-12387).(1)
 10.24       --   Letter Agreement dated as of June 1, 2001 between the
                  registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form
                  10-K for the year ended December 31, 2001. File No.
                  1-12387).(1)

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
 10.25       --   Tenneco Automotive Inc. 2002 Long-Term Incentive Plan (As
                  Amended and Restated Effective March 11, 2003) (incorporated herein by reference from Exhibit 10.26 to the registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2003. File No. 1-12387).(1)
 10.26       --   Amendment to No. 1 Tenneco Automotive Inc. Deferred
                  Compensation Plan (incorporated herein by reference from
                  Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).(1)
 10.27       --   Tenneco Automotive Inc. Supplemental Stock Ownership Plan
                  (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2002, File No. 1-12387).(1)
 11          --   None.
*12          --   Computation of Ratio of Earnings to Fixed Charges.
 13          --   None.
 14.1        --   Tenneco Automotive Inc. Code of Ethical Conduct for
                  Financial Managers (incorporated herein by reference from
                  Exhibit 99.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
 16          --   None.
 18          --   None.
*21.1        --   List of Subsidiaries of Tenneco Automotive Inc.
 22          --   None.
*23.1        --   Consent of Deloitte & Touche LLP.
*23.2        --   Statement Concerning Absence of Consent of Arthur Andersen
                  LLP.
*24.1        --   Powers of Attorney of the Directors of Tenneco Automotive
                  Inc.
*31.1        --   Certification of Mark P. Frissora under Section 302 of the
                  Sarbanes-Oxley Act of 2002.
*31.2        --   Certification of Kenneth R. Trammell under Section 302 of
                  the Sarbanes-Oxley Act of 2002.
*32.1        --   Certification of Mark P. Frissora and Kenneth R. Trammell
                  under Section 906 of the Sarbanes-Oxley Act of 2002.
 99          --   None.

---------------

 * Filed herewith.

(1) Indicates a management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TENNECO AUTOMOTIVE INC.

                                          By                  *
                                            ------------------------------------
                                                      Mark P. Frissora
                                            Chairman and Chief Executive Officer

Date: March 11, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on March 11, 2004.

                       SIGNATURE                                                 TITLE
                       ---------                                                 -----
                           *                                   Chairman, President and Chief Executive
--------------------------------------------------------       Officer and Director (principal executive
                    Mark P. Frissora                           officer)

                 /s/ TIMOTHY R. DONOVAN                        Executive Vice President, General Counsel
--------------------------------------------------------       and Managing Director-International and
                   Timothy R. Donovan                          Director

                           *                                   Senior Vice President and Chief Financial
--------------------------------------------------------       Officer (principal financial officer)
                  Kenneth R. Trammell

                           *                                   Vice President and Controller (principal
--------------------------------------------------------       accounting officer)
                 James A. Perkins, Jr.

                           *                                   Director
--------------------------------------------------------
                   Sir David Plastow

                           *                                   Director
--------------------------------------------------------
                  M. Kathryn Eickhoff

                           *                                   Director
--------------------------------------------------------
                    Roger B. Porter

                           *                                   Director
--------------------------------------------------------
                     Paul T. Stecko

                           *                                   Director
--------------------------------------------------------
                  David B. Price, Jr.

                           *                                   Director
--------------------------------------------------------
                    Frank E. Macher

                           *                                   Director
--------------------------------------------------------
                  Dennis G. Severance

                           *                                   Director
--------------------------------------------------------
                    Charles W. Cramb

              *By: /s/ TIMOTHY R. DONOVAN
  ---------------------------------------------------
                   Timothy R. Donovan
                    Attorney in fact