Form 10-Q
period 2004-03-31
TENNECO AUTOMOTIVE INC
filed 2004-05-03
CIK 1024725

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

            For the Quarterly Period Ended March 31, 2004

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

     Common Stock, par value $.01 per share: 41,892,010 shares as of April 30, 2004.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                  PAGE
                                                                  ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Tenneco Automotive Inc. and Consolidated Subsidiaries--
       Independent Accountants Report.......................        4
       Statements of Income (Loss)..........................        5
       Balance Sheets.......................................        6
       Statements of Cash Flows.............................        7
       Statements of Changes in Shareholders' Equity........        8
       Statements of Comprehensive Income (Loss)............        9
       Notes to Consolidated Financial Statements...........       10
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............       26
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................       45
  Item 4. Controls and Procedures...........................       45
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings.................................        *
  Item 2. Changes in Securities and Use of Proceeds.........        *
  Item 3. Defaults Upon Senior Securities...................        *
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................        *
  Item 5. Other Information.................................        *
  Item 6. Exhibits and Reports on Form 8-K..................       47

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

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        INDEPENDENT ACCOUNTANTS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TENNECO AUTOMOTIVE INC.

     We have reviewed the accompanying consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of March 31, 2004, and the related consolidated statements of income (loss), comprehensive income (loss), cash flows and changes in shareholders' equity for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of Tenneco Automotive Inc.'s management.

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

     We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of December 31, 2003, and the related consolidated statements of income (loss), cash flows, changes in shareholders' equity and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated March 9, 2004, we expressed an unqualified opinion on those consolidated financial statements (such report includes explanatory paragraphs relating to (i) a change in accounting for goodwill and intangible assets upon the adoption of Statement of Financial Accounting Standards No. 142, and (ii) the application of procedures relating to certain disclosures and reclassifications of financial statement amounts related to the 2001 financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures and reclassifications). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Chicago, Illinois
May 3, 2004

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                    2004            2003
                                                                ------------    ------------
                                                                 (MILLIONS EXCEPT SHARE AND
                                                                     PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues..........................    $     1,034     $       921
                                                                -----------     -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation shown below).....            830             743
  Engineering, research, and development....................             17              19
  Selling, general, and administrative......................            109              88
  Depreciation and amortization of other intangibles........             45              39
                                                                -----------     -----------
                                                                      1,001             889
                                                                -----------     -----------
OTHER INCOME (EXPENSE)......................................             --              (1)
                                                                -----------     -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY
  INTEREST..................................................             33              31
  Interest expense (net of interest capitalized)............             35              31
  Income tax expense (benefit)..............................             (1)             (2)
  Minority interest.........................................              1               1
                                                                -----------     -----------
NET INCOME (LOSS)...........................................    $        (2)    $         1
                                                                ===========     ===========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding--
  Basic.....................................................     40,861,204      40,084,584
  Diluted...................................................     43,539,508      40,907,138
Basic earnings (loss) per share of common stock.............    $     (0.05)    $      0.02
Diluted earnings (loss) per share of common stock...........    $     (0.05)    $      0.02

  The accompanying notes to financial statements are an integral part of these statements of income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
                                                                     (MILLIONS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $   149      $   145
  Receivables--
    Customer notes and accounts, net........................       498          427
    Other...................................................        14           15
  Inventories--
    Finished goods..........................................       163          149
    Work in process.........................................        86           73
    Raw materials...........................................        80           83
    Materials and supplies..................................        38           38
  Deferred income taxes.....................................        63           63
  Prepayments and other.....................................       140          112
                                                               -------      -------
                                                                 1,231        1,105
                                                               -------      -------
Other assets:
  Long-term notes receivable, net...........................        21           21
  Goodwill..................................................       194          193
  Intangibles, net..........................................        25           25
  Deferred income taxes.....................................       207          189
  Pension assets............................................         7            6
  Other.....................................................       148          145
                                                               -------      -------
                                                                   602          579
                                                               -------      -------
Plant, property, and equipment, at cost.....................     2,285        2,303
  Less--Reserves for depreciation and amortization..........     1,206        1,192
                                                               -------      -------
                                                                 1,079        1,111
                                                               -------      -------
                                                               $ 2,912      $ 2,795
                                                               =======      =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
    debt)...................................................   $    18      $    20
  Trade payables............................................       692          621
  Accrued taxes.............................................        25           19
  Accrued interest..........................................        39           42
  Accrued liabilities.......................................       205          162
  Other.....................................................        29           29
                                                               -------      -------
                                                                 1,008          893
                                                               -------      -------
Long-term debt..............................................     1,408        1,410
                                                               -------      -------
Deferred income taxes.......................................       125          119
                                                               -------      -------
Postretirement benefits.....................................       271          266
                                                               -------      -------
Deferred credits and other liabilities......................        26           26
                                                               -------      -------
Commitments and contingencies
Minority interest...........................................        21           23
                                                               -------      -------
Shareholders' equity:
  Common stock..............................................        --           --
  Premium on common stock and other capital surplus.........     2,754        2,751
  Accumulated other comprehensive loss......................      (247)        (241)
  Retained earnings (accumulated deficit)...................    (2,214)      (2,212)
                                                               -------      -------
                                                                   293          298
  Less--Shares held as treasury stock, at cost..............       240          240
                                                               -------      -------
                                                                    53           58
                                                               -------      -------
                                                               $ 2,912      $ 2,795
                                                               =======      =======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                              -----------------
                                                              2004         2003
                                                              ----         ----
                                                                 (MILLIONS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $ (2)        $  1
Adjustments to reconcile income (loss) to cash provided by
  operations--
  Depreciation and amortization of other intangibles........    45           39
  Deferred income taxes.....................................    (9)          (7)
  Changes in components of working capital--
     (Increase) decrease in receivables.....................   (70)         (49)
     (Increase) decrease in inventories.....................   (27)         (12)
     (Increase) decrease in prepayments and other current
      assets................................................   (26)          (6)
     Increase (decrease) in payables........................    79           78
     Increase (decrease) in accrued taxes...................     5           (4)
     Increase (decrease) in accrued interest................    (2)          11
     Increase (decrease) in other current liabilities.......    15          (18)
  Other.....................................................     5            3
                                                              ----         ----
Net cash provided by operating activities...................    13           36
                                                              ----         ----
INVESTING ACTIVITIES
Net proceeds from the sale of assets........................    11            1
Expenditures for plant, property, and equipment.............   (25)         (26)
Investments and other.......................................    (1)          (1)
                                                              ----         ----
Net cash used by investing activities.......................   (15)         (26)
                                                              ----         ----
Net cash provided (used) before financing activities........    (2)          10
FINANCING ACTIVITIES
Issuance of common shares...................................     3           --
Retirement of long-term debt................................    (2)         (24)
Net increase (decrease) in short-term debt excluding current
  maturities of long-term debt..............................    (2)          21
Other.......................................................     1           --
                                                              ----         ----
Net cash used by financing activities.......................    --           (3)
                                                              ----         ----
Effect of foreign exchange rate changes on cash and cash
  equivalents...............................................     6           (3)
                                                              ----         ----
Increase in cash and cash equivalents.......................     4            4
Cash and cash equivalents, January 1........................   145           54
                                                              ----         ----
Cash and cash equivalents, March 31 (Note)..................  $149         $ 58
                                                              ====         ====
Cash paid during the year for interest......................  $ 37         $ 20
Cash paid during the year for income taxes (net of
  refunds)..................................................  $  3         $ 11

NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------------------------
                                                               2004                     2003
                                                       ---------------------    ---------------------
                                                         SHARES      AMOUNT       SHARES      AMOUNT
                                                       ----------    -------    ----------    -------
                                                              (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1..................................    42,167,296    $    --    41,347,340    $    --
  Issued pursuant to benefit plans.................       445,791         --       305,781         --
  Stock Options Exercised..........................       551,199         --         1,468         --
                                                       ----------    -------    ----------    -------
Balance March 31...................................    43,164,286         --    41,654,589         --
                                                       ==========               ==========
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1..................................                    2,751                    2,749
  Premium on common stock issued pursuant to
     benefit plans.................................                        3                        1
                                                                     -------                  -------
Balance March 31...................................                    2,754                    2,750
                                                                     -------                  -------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance January 1..................................                     (241)                    (357)
  Other comprehensive income (loss)................                       (6)                      26
                                                                     -------                  -------
Balance March 31...................................                     (247)                    (331)
                                                                     -------                  -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1..................................                   (2,212)                  (2,246)
  Net income (loss)................................                       (2)                       1
                                                                     -------                  -------
Balance March 31...................................                   (2,214)                  (2,245)
                                                                     -------                  -------
LESS--COMMON STOCK HELD AS TREASURY STOCK, AT COST
                                                       ----------               ----------
Balance January 1 and March 31.....................     1,294,692        240     1,294,692        240
                                                       ==========    -------    ==========    -------
     Total.........................................                  $    53                  $   (66)
                                                                     =======                  =======

      The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED MARCH 31,
                                             ----------------------------------------------------------------
                                                          2004                              2003
                                             ------------------------------    ------------------------------
                                              ACCUMULATED                       ACCUMULATED
                                                 OTHER                             OTHER
                                             COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE
                                                INCOME           INCOME           INCOME           INCOME
                                                (LOSS)           (LOSS)           (LOSS)           (LOSS)
                                             -------------    -------------    -------------    -------------
                                                                        (MILLIONS)
NET INCOME (LOSS)........................                          $(2)                              $ 1
                                                                   ---                               ---
ACCUMULATED OTHER COMPREHENSIVE INCOME
  (LOSS)
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1......................        $(143)                            $(273)
     Translation of foreign currency
       statements........................           (6)             (6)               22              22
                                                 -----                             -----
  Balance March 31.......................         (149)                             (251)
                                                 -----                             -----
FAIR VALUE OF INTEREST RATE SWAPS
  Balance January 1......................           --                                (4)
     Fair value adjustment...............           --              --                 4               4
                                                 -----                             -----
  Balance March 31.......................           --                                --
                                                 -----                             -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance January 1 and March 31.........          (98)                              (80)
                                                 -----                             -----
Balance March 31.........................        $(247)                            $(331)
                                                 =====             ---             =====             ---
Other comprehensive income (loss)........                           (6)                               26
                                                                   ---                               ---
COMPREHENSIVE INCOME (LOSS)..............                          $(8)                              $27
                                                                   ===                               ===

      The accompanying notes to financial statements are an integral part of these statements of comprehensive income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     (1) As you read the accompanying financial statements and Management's Discussion and Analysis you should also read our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     We have reclassified prior year's financial statements where appropriate to conform to 2004 presentations.

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

     We received net proceeds in the second quarter of 2003 from the offering of the notes, after deducting underwriting discounts and commissions and our expenses, of $338 million. We used the net proceeds of the offering to repay outstanding amounts under our senior credit facility as follows: (i) first, to prepay $199 million on the term loan A due November 4, 2005, (ii) second, to prepay $52 million on the term loans B and C due November 4, 2007 and May 4, 2008, respectively, and (iii) third, to prepay outstanding borrowings of $87 million under the revolving credit portion of our senior credit facility.

     In connection with issuing $350 million of 10 1/4 percent senior secured notes due July 15, 2013, we amended the senior credit facility effective May 29, 2003. This amendment allowed us to incur debt secured by a second lien on our U.S. assets and to have that debt guaranteed by our major U.S. subsidiaries. The amendment also allowed us to use a portion of the proceeds from the new senior secured notes to repay outstanding borrowings under the revolving credit facility, without having to reduce the then-applicable $450 million size of the revolving credit facility, and to prepay the term loans under the senior credit facility on a non pro-rata basis with the remaining net proceeds from the notes. In exchange for these amendments, we agreed to pay an aggregate sum of $1 million to consenting lenders. We also incurred legal, advisory and other costs related to the amendment process of $1 million. These costs were included in the capitalized debt issuance costs.

     In December 2003, we amended and restated our senior credit facility and in connection therewith, we issued an additional $125 million of 10 1/4 percent senior secured notes in a private placement. We received $136 million of net proceeds from the offering of the additional $125 million of 10 1/4 percent senior secured notes, after deducting underwriting discounts and commissions and other expenses and including a 13 percent price premium over par. We also received $391 million in net proceeds from the new term loan B borrowings under the amended and restated senior credit facility, after deducting fees and other expenses. We used the combined net proceeds of $527 million to prepay the $514 million outstanding under term loans A, B and C under the senior credit facility immediately prior to the completion of the transaction. The remaining $13 million of net proceeds were used for general corporate purposes. In addition, we received $6 million of accrued interest on the new notes for the period from June 19 through December 12, 2003 that investors paid

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

us and that we subsequently used to pay, on January 15, 2004, the accrued interest on the notes from June 19, 2003.

     We incurred $27 million in fees associated with the issuance of the aggregate $475 million of 10 1/4 percent senior secured notes and the amendment and restatement of our senior credit facility which will be amortized over the term of the senior secured notes and the amended and restated senior credit facility.

     After giving effect to the use of the net proceeds from both the June and December transactions, we expect these transactions would have increased our annual interest expense by approximately $9 million for 2003. This does not give effect to (1) our proposed common stock offering, issuance of new senior subordinated notes and purchase of our outstanding senior subordinated notes, described in Note 3, or (2) the fixed-to-floating interest rate swaps we completed in April 2004, described below. In addition, we expensed in the second and fourth quarters of 2003 a total of approximately $12 million of existing deferred debt issuance costs as a result of retiring the term loans under the senior credit facility.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at a per annum rate of 10 1/4 percent to floating interest rate debt at a per annum rate of LIBOR plus a spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. Based on a LIBOR rate of 1.24 percent, these swaps would reduce our annual interest expense by approximately $5 million.

     (3) In April 2004, we filed a registration statement on Form S-3 with the Securities and Exchange Commission relating to our proposed public offering of approximately $150 million of our common stock, representing approximately 11.8 million shares based on the market price of our common stock on the filing date. In addition, we intend to grant the underwriters an option to purchase additional shares to cover over allotments in an amount up to approximately $22.5 million, or approximately 1.8 million, of our shares based upon the market price of our common stock on the date of filing.

     The offering is one component of a transaction designed to reduce our leverage and annual interest expense. The second component is an anticipated private placement of approximately $400 million principal amount of new senior subordinated notes.

     We plan to use the net proceeds of the offering and the private placement to make and complete an offer to purchase for cash our outstanding $500 million of 11 5/8 percent senior subordinated notes due 2009. We commenced that offer on April 30, 2004. The offer is subject to some conditions, including a consent of our senior credit facility lenders described below. We expect that completion of the offer will cost approximately $557 million, including accrued and unpaid interest on the notes, assuming 100 percent of the notes are tendered and purchased.

     We expect to incur pre-tax charges of approximately $55 million in the second quarter related to these transactions. The charges will be recorded as interest expense.

     The terms of, and our ability to complete these transactions will depend upon prevailing market conditions and other factors. In connection with the offer to purchase the outstanding 11 5/8 percent senior subordinated notes, we are seeking the consent of the lenders under our senior credit facility. That consent will allow us to amend the senior subordinated note indenture to eliminate substantially all of the restrictive covenants and certain events of default in that indenture. The consent will also allow us to be relieved of the indenture, provided we deposit funds with the trustee, when the notes are within one year of being redeemable or due and will expand from 60 to 180 the maximum number of days prior to a redemption date on which we could give notice of redemption. These amendments would apply to any notes that remain outstanding upon completion of the transaction. The consent will also enhance our flexibility to refinance, at any time on or prior

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

to December 31, 2004, any notes that remain outstanding upon completion of the transaction by eliminating the requirement of a substantially concurrent refinancing transaction.

     (4) Over the past several years we have adopted plans to restructure portions of our operations. These plans were approved by the Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Prior to the change in accounting required for exit or disposal activities, we recorded charges to income related to these plans for costs that do not benefit future activities in the period in which the plans were finalized and approved, while actions necessary to affect these restructuring plans occurred over future periods in accordance with established plans.

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. Project Genesis involved closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The closed facilities included an emission control aftermarket plant and an aftermarket distribution operation in Europe, a ride control plant in Europe, an engineering center in Europe, one building at an emission control plant complex in North America, a technology facility in North America, an exhaust manufacturing facility in North America, and our London-based treasury office. In the fourth quarter of 2001, we recorded pre-tax charges related to Project Genesis of $27 million. Within the statement of income (loss), $23 million of the pre-tax charge was reflected in cost of sales, while $4 million was included in selling, general and administrative expenses. These charges were comprised of $18 million in severance and $9 million for equipment lease cancellation, asset impairment and other restructuring costs to close the eight facilities. We wrote down the assets at locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We also recorded a pre-tax charge of $4 million in cost of sales related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. The aftermarket parts were written down to their estimated scrap value, less costs to sell. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter of 2001 for the value mapping and rearrangement of one of our emission control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $0.81 per diluted common share. As of December 31, 2003, we have eliminated 974 positions in connection with Project Genesis. Additionally, we are executing this plan more efficiently than originally anticipated and as a result in the fourth quarter of 2002 reduced our reserves related to this restructuring activity by $6 million which was recorded in cost of sales. In the fourth quarter of 2003 we reclassified $2 million of severance reserve to the asset impairment reserve. This reclassification became necessary as actual asset impairments along with the sale of our closed facilities were different than the original estimates. We expect to complete all remaining restructuring activities related to Project Genesis in the second quarter of 2004.

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

     In October of 2003, we announced the closure of an emission control manufacturing facility in Birmingham, U.K. Approximately 130 employees will be eligible for severance benefits in accordance with union contracts and U.K. legal requirements. We incurred approximately $1 million in charges related to this action in the first quarter of 2004.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     In addition to the above charge, we incurred $4 million in restructuring and restructuring related costs in the first quarter of 2004. These costs are primarily related to the continuation of the optimization of our manufacturing footprint that was started with Project Genesis in 2001.

     Including the costs incurred in 2002 and 2003 of $18 million, we have incurred a total of $23 million for activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for these actions.

     Amounts related to the reserves we have established regarding activities that are part of our restructuring plans are as follows:

                                            DECEMBER 31,                                              MARCH 31,
                                                2003           2004      CHARGED TO    IMPACT OF        2004
                                            RESTRUCTURING      CASH        ASSET       EXCHANGE     RESTRUCTURING
                                               RESERVE       PAYMENTS     ACCOUNTS       RATES         RESERVE
                                            -------------    --------    ----------    ---------    -------------
                                                                         (MILLIONS)
Severance...............................         $1            $--          $--           $--            $1
Asset Impairment........................         --             --           --            --            --
Other...................................         --             --           --            --            --
                                                 --            ---          ---           ---            --
                                                 $1            $--          $--           $--            $1
                                                 ==            ===          ===           ===            ==

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives over the 2002-2006 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. As of March 31, 2004, we have excluded $24 million of the $60 million available under the terms of the senior credit facility. In addition to the announced actions, we continue to evaluate additional opportunities to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution and manufacturing footprint for the future. There can be no assurances, however, that we will undertake additional restructuring actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee, and if the costs of the plans exceed the amount previously approved by our senior lenders, could require approval by our senior lenders. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

     (5) We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     As of March 31, 2004, we are designated as a potentially responsible party in two Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $12 million. For each of the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     We also from time to time are involved in legal proceedings or claims that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, we are involved in litigation over medical benefits provided to some of our former employees. As another example, we are involved in litigation with the minority owner of one of our Indian joint ventures over various operational issues which involves a court-mandated bidding process. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if we are required to sell our interest in the joint venture on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. On the other hand, we are experiencing an increasing number of these claims, likely due to bankruptcies of major asbestos manufacturers. We vigorously defend ourselves against these claims as part of our ordinary course of business. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

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

     Below is a table that shows the activity in the warranty accrual accounts:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                ---------------
                                                                2004       2003
                                                                ----       ----
                                                                  (MILLIONS)
Beginning Balance...........................................    $18        $21
Accruals related to product warranties......................      2          3
Reductions for payments made................................     (1)        (2)
                                                                ---        ---
Ending Balance..............................................    $19        $22
                                                                ===        ===

     (6) In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was revised in December 2003. FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This interpretation as revised is effective January 1, 2004. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position or results of operations.

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

     In December 2003, the FASB revised SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits." The revised SFAS No. 132 changes employers' disclosures about pension plans and other postretirement benefits and requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost. The revised statement is effective for annual and interim periods ended after December 15, 2003. We adopted the revised disclosures as of December 31, 2003, in our consolidated financial statements.

     In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, "Accounting Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003." FSP No. 106-1 permits a sponsor to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2002 (the "Act"). The Act, signed into

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

law in December 2003, establishes a prescription drug benefit under Medicare ("Medicare Part D") and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-1 does not provide specific guidance as to how a sponsor should recognize the effects of the Act in its financial statements. The Act introduces two new features to Medicare that must be considered when measuring accumulated postretirement benefit costs. The new features include a subsidy to the plan sponsors that is based on 28 percent of an individual beneficiary's annual prescription drug costs between $250 and $5,000, and an opportunity for a retiree to obtain a prescription drug benefit under Medicare.

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

     (7) We entered into an agreement during the third quarter of 2000 to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party, net of a factoring discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $144 million and $122 million at March 31, 2004 and 2003, respectively. We recognized a loss of less than $1 million in each of the three months ended March 31, 2004 and 2003, respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, and it averaged approximately three percent during the time period in 2004 when we sold receivables. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

     (8) We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," and amended by SFAS No. 148, "Accounting for Stock-based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123," we follow the disclosure requirements only of SFAS No. 123. The following table illustrates the effect on net income (loss) and earnings
(loss) per share if we had applied the fair value recognition provisions of SFAS No. 123:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2004        2003
                                                              ------       -----
                                                               (MILLIONS EXCEPT
                                                              PER SHARE AMOUNTS)
Net income (loss)...........................................  $   (2)      $   1
Add: Stock-based employee compensation expense included in
  net income, net of income tax.............................       7          --
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of
  income tax................................................      (8)         --
                                                              ------       -----
Pro forma net income (loss).................................  $   (3)      $   1
                                                              ======       =====
Earnings (loss) per share:
Basic--as reported..........................................  $(0.05)      $0.02
Basic--pro forma............................................  $(0.06)      $0.01
Diluted--as reported........................................  $(0.05)      $0.02
Diluted--pro forma..........................................  $(0.06)      $0.01

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     The fair value of each option granted during the first three months of 2004 and 2003 is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for grants in the first three months of 2004 and 2003, respectively: (i) risk-free interest rates of 4.1 percent and 4.0 percent; (ii) expected lives of 10.0 years and 10.0 years; (iii) expected volatility of 43.6 percent and 43.4 percent; and (iv) dividend yield of 0.0 percentage and 0.0 percentage.

     (9) Earnings (loss) per share of common stock outstanding were computed as follows:

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              -----------------------------
                                                                 2004              2003
                                                              -----------       -----------
                                                                 (MILLIONS EXCEPT SHARE
                                                                 AND PER SHARE AMOUNTS)
Basic earnings (loss) per share--
  Income (loss).............................................  $        (2)      $         1
                                                              ===========       ===========
  Average shares of common stock outstanding................   40,861,204        40,084,584
                                                              ===========       ===========
  Earnings (loss) per average share of common stock.........  $     (0.05)      $      0.02
                                                              ===========       ===========
Diluted earnings (loss) per share--
  Income (loss).............................................  $        (2)      $         1
                                                              ===========       ===========
  Average shares of common stock outstanding................   40,861,204        40,084,584
  Effect of dilutive securities:
     Restricted stock.......................................      291,656            70,062
     Stock options..........................................    2,386,648           752,492
                                                              -----------       -----------
  Average shares of common stock outstanding including
     dilutive securities....................................   43,539,508        40,907,138
                                                              ===========       ===========
  Earnings (loss) per average share of common stock.........  $     (0.05)      $      0.02
                                                              ===========       ===========

     Options to purchase 738,652 and 4,774,284 shares of common stock were outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares on such dates.

     (10) Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

                                                                 PENSION          POSTRETIREMENT
                                                              --------------      --------------
                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                              ----------------------------------
                                                              2004      2003      2004      2003
                                                              ----      ----      ----      ----
                                                                          (MILLIONS)
Service cost................................................  $ 5       $ 4       $ 1       $ 1
Interest cost...............................................    7         7         2         3
Expected return on plan assets..............................   (7)       (7)       --        --
Net amortization:
  Actuarial loss............................................    1         1         1         1
  Prior service cost........................................    1         1        (2)       --
                                                              ---       ---       ---       ---
Net pension and postretirement costs........................  $ 7       $ 6       $ 2       $ 5
                                                              ===       ===       ===       ===

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     For the three months ended March 31, 2004, we made pension contributions of approximately $1 million. Based on current actuarial estimates, we believe we will be required to make approximately $27 million to $34 million in contributions for the remainder of 2004.

     We made postretirement contributions of approximately $2 million during the first three months of 2004. Based on current actuarial estimates, we believe we will be required to make approximately $4 million in contributions for the remainder of 2004.

     (11) We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $4 million and $5 million March 31, 2004 and 2003, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

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

     (12) We are a global manufacturer with two geographic reportable segments:
North America and Europe. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. We evaluate segment performance based primarily on income before interest expense, income taxes, and minority interest. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     The following table summarizes certain Tenneco segment information:

                                                                       SEGMENT
                                               -------------------------------------------------------
                                                                                RECLASS
                                               NORTH AMERICA   EUROPE   OTHER   & ELIMS   CONSOLIDATED
                                               -------------   ------   -----   -------   ------------
                                                                     (MILLIONS)
AT MARCH 31, 2004, AND FOR THE THREE MONTHS
  THEN ENDED
Revenues from external customers.............      $503        $  408   $123     $ --        $1,034
Intersegment revenues........................         1            14      5      (20)           --
Income before interest, income taxes, and
  minority interest..........................        30            (3)     6       --            33
Total assets.................................       760         1,142    885      125         2,912
AT MARCH 31, 2003, AND FOR THE THREE MONTHS
  THEN ENDED
Revenues from external customers.............      $481        $  345   $ 95     $ --        $  921
Intersegment revenues........................         2             9      2      (13)           --
Income before interest, income taxes, and
  minority interest..........................        28            (1)     4       --            31
Total assets.................................       772         1,019    703       88         2,582

     (13) Supplemental guarantor condensed financial statements are presented below:

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                        FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External.......................        $401            $633             $ --           $ --         $1,034
     Affiliated companies...........          17              26               --            (43)            --
                                            ----            ----             ----           ----         ------
                                             418             659               --            (43)         1,034
                                            ----            ----             ----           ----         ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......         319             554               --            (43)           830
  Engineering, research, and
     development....................           7              10               --             --             17
  Selling, general, and
     administrative.................          56              53               --             --            109
  Depreciation and amortization of
     other intangibles..............          19              26               --             --             45
                                            ----            ----             ----           ----         ------
                                             401             643               --            (43)         1,001
                                            ----            ----             ----           ----         ------
OTHER INCOME (EXPENSE)..............           8              (3)              --             (5)            --
                                            ----            ----             ----           ----         ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES.........          25              13               --             (5)            33
  Interest expense--
     External (net of interest
       capitalized).................          --               1               34             --             35
     Affiliated companies (net of
       interest income).............          21              (2)             (19)            --             --
  Income tax expense (benefit)......          (3)              2              (18)            18             (1)
  Minority interest.................          --               1               --             --              1
                                            ----            ----             ----           ----         ------
                                               7              11                3            (23)            (2)
  Equity in net income (loss) from
     affiliated companies...........          14              --               (5)            (9)            --
                                            ----            ----             ----           ----         ------
NET INCOME (LOSS)...................        $ 21            $ 11             $ (2)          $(32)        $   (2)
                                            ====            ====             ====           ====         ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                        FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External.......................        $387            $534             $ --           $ --          $921
     Affiliated companies...........          11              20               --            (31)           --
                                            ----            ----             ----           ----          ----
                                             398             554               --            (31)          921
                                            ----            ----             ----           ----          ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......         317             457               --            (31)          743
  Engineering, research, and
     development....................          10               9               --             --            19
  Selling, general, and
     administrative.................          41              47               --             --            88
  Depreciation and amortization of
     other intangibles..............          18              21               --             --            39
                                            ----            ----             ----           ----          ----
                                             386             534               --            (31)          889
                                            ----            ----             ----           ----          ----
OTHER INCOME (EXPENSE)..............          (1)              2               --             (2)           (1)
                                            ----            ----             ----           ----          ----
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES.........          11              22               --             (2)           31
  Interest expense--
     External (net of interest
       capitalized).................          --               1               30             --            31
     Affiliated companies (net of
       interest income).............          17               3              (20)            --            --
  Income tax expense (benefit)......          (4)              2              (15)            15            (2)
  Minority interest.................          --               1               --             --             1
                                            ----            ----             ----           ----          ----
                                              (2)             15                5            (17)            1
  Equity in net income (loss) from
     affiliated companies...........          12              (1)              (4)            (7)           --
                                            ----            ----             ----           ----          ----
NET INCOME (LOSS)...................        $ 10            $ 14             $  1           $(24)         $  1
                                            ====            ====             ====           ====          ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                          MARCH 31, 2004
                                            --------------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                             GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                            SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                            ------------    ------------    ---------------    -------    ------------
                                                                            (MILLIONS)
                 ASSETS
Current assets:
  Cash and cash equivalents.............       $   60          $   89           $   --         $    --       $  149
  Receivables, net......................          162             536               19            (205)         512
  Inventories...........................          101             266               --              --          367
  Deferred income taxes.................           75               9               --             (21)          63
  Prepayments and other.................           38             102               --              --          140
                                               ------          ------           ------         -------       ------
                                                  436           1,002               19            (226)       1,231
                                               ------          ------           ------         -------       ------
Other assets:
  Investment in affiliated companies....          304              --            2,099          (2,403)          --
  Notes and advances receivable from
    affiliates..........................        2,775              37            3,264          (6,076)          --
  Long-term notes receivable, net.......            2              19               --              --           21
  Goodwill..............................          136              58               --              --          194
  Intangibles, net......................           14              11               --              --           25
  Deferred income taxes.................          135              --               89             (17)         207
  Pension assets........................           --               7               --              --            7
  Other.................................           47              66               35              --          148
                                               ------          ------           ------         -------       ------
                                                3,413             198            5,487          (8,496)         602
                                               ------          ------           ------         -------       ------
Plant, property, and equipment, at
  cost..................................          883           1,402               --              --        2,285
  Less--Reserves for depreciation and
    amortization........................          524             682               --              --        1,206
                                               ------          ------           ------         -------       ------
                                                  359             720               --              --        1,079
                                               ------          ------           ------         -------       ------
                                               $4,208          $1,920           $5,506         $(8,723)      $2,912
                                               ======          ======           ======         =======       ======

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
    maturities of long-term debt)
      Short-term debt--non-affiliated...       $   --          $   14           $    4         $    --       $   18
      Short-term debt--affiliated.......           --             121               10            (131)          --
  Trade payables........................          220             538               --             (66)         692
  Accrued taxes.........................           --              31               16             (22)          25
  Other.................................          116             126               38              (7)         273
                                               ------          ------           ------         -------       ------
                                                  336             830               68            (226)       1,008
Long-term debt--non-affiliated..........           --              16            1,392              --        1,408
Long-term debt--affiliated..............        2,082              --            3,994          (6,076)          --
Deferred income taxes...................           96              39               --             (10)         125
Postretirement benefits and other
  liabilities...........................          213              79               (1)              6          297
Commitments and contingencies
Minority interest.......................           --              21               --              --           21
Shareholders' equity....................        1,481             935               53          (2,416)          53
                                               ------          ------           ------         -------       ------
                                               $4,208          $1,920           $5,506         $(8,722)      $2,912
                                               ======          ======           ======         =======       ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                        DECEMBER 31, 2003
                                            --------------------------------------------------------------------------
                                                                                TENNECO
                                                                            AUTOMOTIVE INC.
                                             GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                            SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                            ------------    ------------    ---------------    -------    ------------
                                                                            (MILLIONS)
                 ASSETS
Current assets:
  Cash and cash equivalents.............       $   70          $   75           $   --         $    --       $  145
  Receivables, net......................          136             449               19            (162)         442
  Inventories...........................           89             254               --              --          343
  Deferred income taxes.................           85               9               --             (31)          63
  Prepayments and other.................           40              72               --              --          112
                                               ------          ------           ------         -------       ------
                                                  420             859               19            (193)       1,105
                                               ------          ------           ------         -------       ------
Other assets:
  Investment in affiliated companies....          330              --            2,105          (2,435)          --
  Notes and advances receivable from
    affiliates..........................        2,741              37            3,243          (6,021)          --
  Long-term notes receivable, net.......            2              19               --              --           21
  Goodwill..............................          136              57               --              --          193
  Intangibles, net......................           14              11               --              --           25
  Deferred income taxes.................          124              --               78             (13)         189
  Pension assets........................           --               6               --              --            6
  Other.................................           39              70               36              --          145
                                               ------          ------           ------         -------       ------
                                                3,386             200            5,462          (8,469)         579
                                               ------          ------           ------         -------       ------
Plant, property, and equipment, at
  cost..................................          877           1,426               --              --        2,303
  Less--Reserves for depreciation and
    amortization........................          511             681               --              --        1,192
                                               ------          ------           ------         -------       ------
                                                  366             745               --              --        1,111
                                               ------          ------           ------         -------       ------
                                               $4,172          $1,804           $5,481         $(8,662)      $2,795
                                               ======          ======           ======         =======       ======

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
    maturities of long-term debt)
      Short-term debt--non-affiliated...       $   --          $   16           $    4         $    --       $   20
      Short-term debt--affiliated.......           --             123               10            (133)          --
  Trade payables........................          184             464               --             (27)         621
  Accrued taxes.........................           --              32               17             (30)          19
  Other.................................          100              94               40              (1)         233
                                               ------          ------           ------         -------       ------
                                                  284             729               71            (191)         893
Long-term debt -- non-affiliated........           --              17            1,393              --        1,410
Long-term debt -- affiliated............        2,062              --            3,959          (6,021)          --
Deferred income taxes...................           92              40                1             (14)         119
Postretirement benefits and other
  liabilities...........................          210              77               (1)              6          292
Commitments and contingencies
Minority interest.......................           --              23               --              --           23
Shareholders' equity....................        1,524             918               58          (2,442)          58
                                               ------          ------           ------         -------       ------
                                               $4,172          $1,804           $5,481         $(8,662)      $2,795
                                               ======          ======           ======         =======       ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                        THREE MONTHS ENDED MARCH 31, 2004
                                      ----------------------------------------------------------------------
                                                                        TENNECO
                                                                    AUTOMOTIVE INC.
                                       GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                      SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                      ------------   ------------   ---------------   -------   ------------
                                                                    (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............      $  9           $ 62            $(58)         $  --        $ 13
                                          ----           ----            ----          -----        ----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets............................        --             11              --             --          11
Expenditures for plant, property,
  and equipment.....................        (9)           (16)             --             --         (25)
Investments and other...............        --             (1)             --             --          (1)
                                          ----           ----            ----          -----        ----
Net cash used by investing
  activities........................        (9)            (6)             --             --         (15)
                                          ----           ----            ----          -----        ----
FINANCING ACTIVITIES
Issuance of common shares...........        --             --               3             --           3
Retirement of long-term debt........        --             (1)             (1)            --          (2)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt......        --             (2)             --             --          (2)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........       (10)           (46)             56             --          --
Other...............................        --              1              --             --           1
                                          ----           ----            ----          -----        ----
Net cash provided (used) by
  financing activities..............       (10)           (48)             58             --          --
                                          ----           ----            ----          -----        ----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................        --              6              --             --           6
                                          ----           ----            ----          -----        ----
Increase (decrease) in cash and cash
  equivalents.......................       (10)            14              --             --           4
Cash and cash equivalents, January
  1.................................        70             75              --             --         145
                                          ----           ----            ----          -----        ----
Cash and cash equivalents, March 31
  (Note)............................      $ 60           $ 89            $ --          $  --        $149
                                          ====           ====            ====          =====        ====

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                        THREE MONTHS ENDED MARCH 31, 2003
                                      ----------------------------------------------------------------------
                                                                        TENNECO
                                                                    AUTOMOTIVE INC.
                                       GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                      SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                      ------------   ------------   ---------------   -------   ------------
                                                                    (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............      $ 49           $ 26            $(39)         $  --        $ 36
                                          ----           ----            ----          -----        ----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets............................        --              1              --             --           1
Expenditures for plant, property,
  and equipment.....................       (10)           (16)             --             --         (26)
Investments and other...............        --             (1)             --             --          (1)
                                          ----           ----            ----          -----        ----
Net cash used by investing
  activities........................       (10)           (16)             --             --         (26)
                                          ----           ----            ----          -----        ----
FINANCING ACTIVITIES
Issuance of common shares...........        --             --              --             --          --
Retirement of long-term debt........        --             (1)            (23)            --         (24)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt......        --              1              20             --          21
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........       (38)            (4)             42             --          --
Other...............................        --             --              --             --          --
                                          ----           ----            ----          -----        ----
Net cash provided (used) by
  financing activities..............       (38)            (4)             39             --          (3)
                                          ----           ----            ----          -----        ----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................        --             (3)             --             --          (3)
                                          ----           ----            ----          -----        ----
Increase (decrease) in cash and cash
  equivalents.......................         1              3              --             --           4
Cash and cash equivalents, January
  1.................................         2             52              --             --          54
                                          ----           ----            ----          -----        ----
Cash and cash equivalents, March 31
  (Note)............................      $  3           $ 55            $ --          $  --        $ 58
                                          ====           ====            ====          =====        ====

NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

      (The preceding notes are an integral part of the foregoing financial statements.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

     We are one of the world's leading manufacturers of automotive emission control and ride control products and systems. We completed the separation of our packaging business in a series of transactions during 1999, culminating in the spin-off to our shareholders of the common stock of Pactiv Corporation (formerly known as Tenneco Packaging Inc.) on November 4, 1999. We serve both original equipment (OE) vehicle manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe(R), Rancho(R), Clevite(R) Elastomers and Fric Rot(TM) ride control products and Walker(R), Fonos(TM), and Gillet(TM) emission control products. Worldwide we serve more than 30 different original equipment manufacturers, and our products or systems are included on six of the top 10 passenger car models produced in North American and Western Europe and all of the top 10 light truck models produced in North America for 2003. During 2003, our aftermarket customers were comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. We operate more than 70 manufacturing facilities worldwide and employ approximately 19,100 people to service our customer's demands.

     Factors that are critical to our success include new business awards, managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes, fixing or eliminating unprofitable businesses and reducing overall costs. In addition, our ability to adapt to key industry trends, such as the consolidation of OE customers, increasing technologically sophisticated content, changing aftermarket distribution channels, increasing environmental standards and extended product life of automotive parts, also plays a critical role in our success.

     We have a substantial amount of indebtedness, with total debt, net of cash balances, of $1.277 billion as of March 31, 2004. As such, our ability to generate cash--both to fund operations and service our debt--is also a significant area of focus for our company. See "Liquidity and Capital Resources" below for further discussion of cash flows.

     In April 2004, we filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of approximately $150 million of our common stock, representing approximately 11.8 million shares based on the market price of our common stock on the filing date. In addition, we intend to grant underwriters an option to purchase additional shares to cover over allotments in an amount up to approximately $22.5 million, or approximately
1.8 million, of our shares based on the market price of our common stock on the filing date. This offering is one component of a transaction designed to reduce our leverage and annual interest expense. The second component is an anticipated private placement of approximately $400 million principal amount of new senior subordinated notes. We plan to use the net proceeds of the offering and the private placement to make and complete an offer to purchase for cash our outstanding $500 million of 11 5/8 percent senior subordinated notes due in 2009. We commenced that offer on April 30, 2004. See "--Liquidity and Capital Resources--Senior Secured and Subordinated Notes." The net effect of this offering and the related refinancing of our outstanding senior subordinated notes together, with our 2003 refinancing of our senior credit facility, would have been to decrease our annual interest expense approximately $16 million for 2003. We expect this offering and the related refinancing of our senior secured notes would have reduced our interest expense for the first quarter of 2004 by approximately $6 million. These amounts do not give effect to the interest rate swaps we effected in April 2004. See "--Liquidity and Capital Resources." We expect to incur pre-tax charges of approximately $55 million in the second quarter related to these transactions. The charges will be recorded as interest expense. The terms of, and our ability to complete these transactions will depend upon prevailing market conditions and other factors.

     Total revenues for the first three months of 2004 were $1.0 billion, a 12 percent increase over the first three months of 2003. Higher global OE volumes, strengthening currencies and improved North American aftermarket revenues drove this increase. Gross margin for the first quarter of 2004 was 19.7 percent up two percent from 19.3 percent in the first quarter of 2003. Higher aftermarket revenues, the recent launch of higher-margin OE platforms and a favorable ride control product mix coupled with cost reduction programs are helping improve margin. We reported selling, general, administrative and engineering expenses for the first quarter of 2004 of 12.2 percent of revenues, as compared to 11.6 percent of revenues for the first quarter of 2003. The increase is attributable primarily to higher overhead, increased aftermarket new-customer changeover costs, restructuring and certain consulting fees that related to a 1999 agreement that provided that a portion of the consultant's compensation would be in stock appreciation rights that were priced above the market price of our stock at the grant date. EBIT was $33 million for the first quarter of 2004 up $2 million from the $31 million reported in the first quarter of 2003. Stronger operational performances in North America and the rest of the world were partially offset by European operations.

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the first quarter of 2004 and 2003. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. Additionally, "pass-through" catalytic converter sales include precious metals pricing, which may be volatile. These "pass-through" catalytic converter sales occur when, at the direction of our OE customers, we purchase catalytic converters or components from suppliers, use them in our manufacturing process, and sell them as part of the completed system. While our original equipment customers assume the risk of this volatility, it impacts our reported revenue. Excluding "pass-through" catalytic converter sales removes this impact. We have not reflected any currency impact in the 2003 table since this is the base period for measuring the effects of currency during 2004 on our operations. We use this information to analyze the trend in our revenues before these factors. We believe investors find this information useful in understanding period to period comparisons in our revenues.

                                                              THREE MONTHS ENDED MARCH 31, 2004
                                                -------------------------------------------------------------
                                                                                  PASS-THROUGH     REVENUES
                                                                                     SALES        EXCLUDING
                                                                      REVENUES     EXCLUDING     CURRENCY AND
                                                           CURRENCY   EXCLUDING     CURRENCY     PASS-THROUGH
                                                REVENUES    IMPACT    CURRENCY       IMPACT         SALES
                                                --------   --------   ---------   ------------   ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control................................   $   85      $--        $ 85          $ --           $ 85
  Emission Control............................       37       --          37            --             37
                                                 ------      ---        ----          ----           ----
       Total North America Aftermarket........      122       --         122            --            122
North America Original Equipment
  Ride Control................................      118       --         118            --            118
  Emission Control............................      263        5         258            88            170
                                                 ------      ---        ----          ----           ----
       Total North America Original
          Equipment...........................      381        5         376            88            288
          Total North America.................      503        5         498            88            410
Europe Aftermarket
  Ride Control................................       38        4          34            --             34
  Emission Control............................       42        6          36            --             36
                                                 ------      ---        ----          ----           ----
       Total Europe Aftermarket...............       80       10          70            --             70
Europe Original Equipment
  Ride Control................................       85       10          75            --             75
  Emission Control............................      243       21         222            77            145
                                                 ------      ---        ----          ----           ----
       Total Europe Original Equipment........      328       31         297            77            220
          Total Europe........................      408       41         367            77            290
Asia..........................................       39       --          39            13             26
South America.................................       35        4          31             4             27
Australia.....................................       49       12          37             4             33
                                                 ------      ---        ----          ----           ----
          Total Other.........................      123       16         107            21             86
                                                 ------      ---        ----          ----           ----
Total Tenneco Automotive......................   $1,034      $62        $972          $186           $786
                                                 ======      ===        ====          ====           ====

                                                              THREE MONTHS ENDED MARCH 31, 2003
                                              -----------------------------------------------------------------
                                                                                   PASS-THROUGH      REVENUES
                                                                                      SALES         EXCLUDING
                                                                      REVENUES      EXCLUDING      CURRENCY AND
                                                          CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                              REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                              --------    --------    ---------    ------------    ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control..............................    $ 72        $--         $ 72           $ --            $ 72
  Emission Control..........................      36         --           36             --              36
                                                ----        ---         ----           ----            ----
     Total North America Aftermarket........     108         --          108             --             108
North America Original Equipment
  Ride Control..............................     116         --          116             --             116
  Emission Control..........................     257         --          257             87             170
                                                ----        ---         ----           ----            ----
     Total North America Original
       Equipment............................     373         --          373             87             286
          Total North America...............     481         --          481             87             394
Europe Aftermarket
  Ride Control..............................      35         --           35             --              35
  Emission Control..........................      41         --           41             --              41
                                                ----        ---         ----           ----            ----
       Total Europe Aftermarket.............      76         --           76             --              76
Europe Original Equipment
  Ride Control..............................      57         --           57             --              57
  Emission Control..........................     212         --          212             74             138
                                                ----        ---         ----           ----            ----
       Total Europe Original Equipment......     269         --          269             74             195
          Total Europe......................     345         --          345             74             271
  Asia......................................      36         --           36             13              23
  South America.............................      26         --           26              2              24
  Australia.................................      33         --           33              3              30
                                                ----        ---         ----           ----            ----
          Total Other.......................      95         --           95             18              77
                                                ----        ---         ----           ----            ----
Total Tenneco Automotive....................    $921        $--         $921           $179            $742
                                                ====        ===         ====           ====            ====

     Revenues from our North American operations increased $22 million in the first quarter of 2004 compared to the same period last year reflecting higher sales from both the OE and aftermarket businesses. Total North American OE revenues were up $8 million to $381 million in the first quarter of 2004 driven by higher emission control volumes. OE emission control revenues were up $6 million to $263 million in the first quarter of 2004, from $257 million in the prior year. Adjusted for pass-through sales, which increased one percent, and currency, OE emission control sales were flat compared to the prior year. OE ride control revenues for the first quarter of 2004 increased two percent from the prior year. Total OE revenues, excluding pass-through sales and currency, increased one percent in the first quarter of 2004, while North American light vehicle production decreased approximately one percent from one year ago. We experienced this improvement despite the build rate decline primarily due to our strong position on top-selling platforms with General Motors and Ford. Aftermarket revenues for North America were $122 million in the first quarter of 2004, representing an increase of 13 percent compared to the prior year. Aftermarket ride control revenues increased $13 million or 19 percent in the first quarter of 2004, as a result of the initial order from a new customer and to a lesser degree, introductory sales of recently launched DuPont car care appearance products. Aftermarket emission control revenues increased two percent in the first quarter of 2004 compared to 2003. We are optimistic that this could reflect the bottom of the market decline in the emission control business due to the OE's use of stainless steel, which reduces aftermarket replacement rates.

     Our European segment's revenues increased $63 million or 18 percent in the first quarter of 2004 compared to last year. Total OE revenues were $328 million in the first quarter of 2004, up 22 percent from last year. OE emission control revenues increased 14 percent to $243 million in the first quarter of 2004, from $212 million in the prior year. Excluding a $3 million increase in pass-through sales and a $21 million increase due to strengthening currency, OE emission control revenues increased four percent over 2003, while European light vehicle production levels decreased approximately one percent from one year ago. Our increase of four percent was greater than the market decline of one percent, as a result of successful platforms with Volvo, Mercedes and PSA, along with new launches on Ford and Peugeot models. These helped to offset pricing pressures as well as lower volumes associated with certain Porsche, Volkswagen and General Motors models. OE ride control revenues increased to $85 million in the first quarter of 2004 or up 51 percent from $57 million a year ago. Excluding a $10 million benefit from currency appreciation, OE ride control revenues increased 34 percent. We experienced this revenue increase, despite the decline in the European build rate, due to stronger sales on new platforms with Volkswagen, Renault and Ford. European aftermarket sales were $80 million in the first quarter of 2004 compared to $76 million last year. Excluding $10 million attributable to currency appreciation, European aftermarket revenues declined eight percent in the first quarter of 2004 compared to last year. Ride control aftermarket revenues, excluding the impact of currency, were down five percent compared to the prior year with most of the decline occurring early in the quarter. Additionally, aftermarket emission control revenues were lower as a result of the now standard use of longer lasting stainless steel by OE manufacturers, continued competition from short liners and customers managing their inventories much more closely. Excluding the impact of currency, European aftermarket emission control revenues declined nine percent from the prior year.

     Revenues from our Other operations, which include South America, Australia and Asia, increased $28 million to $123 million in the first quarter of 2004 as compared to $95 million in the prior year. Higher OE exhaust volumes drove increased revenues of $3 million at our Asian operations. In Australia, stronger OE volumes and strengthening currency increased revenues by 50 percent. Excluding the impact of currency, Australian revenues increased 14 percent. South American revenues were up $9 million primarily as a result of increased OE volumes, higher pass through sales and a stabilizing currency.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                              2004       2003       CHANGE
                                                              ----       ----       ------
                                                                       (MILLIONS)
North America...............................................  $30        $28         $ 2
Europe......................................................   (3)        (1)         (2)
Other.......................................................    6          4           2
                                                              ---        ---         ---
                                                              $33        $31         $ 2
                                                              ===        ===         ===

     The EBIT results shown in the preceding table include the following items, discussed below under "Restructuring and Other Charges" which have an effect on the comparability of EBIT results between periods:

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                              2004       2003
                                                              ----       ----
                                                                (MILLIONS)
North America
  Restructuring-related expenses............................   $2        $ 3
  Changeover costs for a major new aftermarket customer.....    6         --
  Consulting fees indexed to stock price....................    1         --
Europe
  Restructuring-related expenses............................    3          2
  Consulting fees indexed to stock price....................    1         --
Other
  Consulting fees indexed to stock price....................    1         --

     EBIT for North American operations increased to $30 million in the first quarter of 2004 from $28 million one year ago. Higher volumes in both OE ride control and emission control segments increased EBIT by $4 million, and OE manufacturing efficiencies added $5 million to EBIT in the first quarter of 2004 compared to the prior year. The North American aftermarket volume increases in both product lines but primarily in ride control increased EBIT by $8 million. Offsetting these increases were higher aftermarket promotional costs of $3 million primarily attributable to the specialty car care product launch and $6 million in higher selling, general and administrative overhead costs. Included in North America's first quarter 2004 EBIT were $2 million in restructuring and restructuring-related expenses, $6 million of changeover costs for a major new aftermarket customer and $1 million in consulting fees indexed to stock price. The customer changeover costs include the cost of acquiring and disposing of competitor inventory when we supply aftermarket parts to a new customer. These costs were substantial in the first quarter as we replaced a competitor at a significant customer. The consulting fees relate to a 1999 agreement that provided that a portion of the consultant's compensation would be in stock appreciation rights that were priced above the market price of our stock at the grant date. These rights expire in November 2004. Included in 2003's first quarter EBIT was $3 million in restructuring-related expenses.

     Our European segment's EBIT was a loss of $3 million for the first quarter of 2004, down $2 million from a loss of $1 million in 2003. However, included in 2004's first quarter EBIT were $3 million in restructuring related expenses and $1 million in consulting fees indexed to stock price. Included in 2003's first quarter EBIT was $2 million of restructuring-related expenses. Higher OE volumes primarily in ride control contributed $5 million to EBIT in the first quarter. Also contributing to EBIT were manufacturing efficiencies of $3 million and currency appreciation of $1 million. Offsetting these increases were lower aftermarket volumes that reduced EBIT by $2 million in the first quarter, OE pricing concessions of $3 million and higher selling, general and administrative expenses of $4 million.

     EBIT for our Other operations increased $2 million to $6 million in the first quarter of 2004 compared to $4 million one year ago. Higher OE revenues in all regions drove this improvement. Additionally, favorable currency exchange rates in Australia increased EBIT by $1 million. Included in the first quarter of 2004's EBIT was $1 million in consulting fees indexed to stock price.

EBIT AS A PERCENTAGE OF REVENUE

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                              2004       2003
                                                              ----       ----
North America...............................................    6%        6%
Europe......................................................   (1)%       0%
Other.......................................................    5%        4%
  Total Tenneco Automotive..................................    3%        3%

     In North America, EBIT as a percentage of revenue for the first quarter of 2004 remained flat compared to the prior year. Higher volumes in both the OE and aftermarket segments and manufacturing efficiencies were offset by higher selling, general and administrative costs, including promotional spending and changeover costs. In Europe, EBIT margins for the first quarter of 2004 declined one percent compared to the prior year. A weak aftermarket, OE price concessions and higher selling, general and administrative expenses, offset OE volume increases, manufacturing efficiencies and currency appreciation. EBIT as a percentage of revenue for our Other operations increased one percent in the first quarter of 2004 from the prior year. Higher OE volumes in all regions and currency appreciation in Australia drove the increase.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $35 million in the first quarter of 2004 compared to $31 million in the prior year. The increase is due to the higher expense on the 10 1/4 bonds that we issued in June and December of 2003. These transactions provided greater liquidity for the near term, and positioned us more favorably over the longer term to manage debt reduction. See more detailed explanations on our debt structure, including the $350 million bond offering in June 2003, the $125 million bond offering in December 2003 and the senior debt refinancing in December 2003 and their anticipated impact on our interest expense, in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed rate debt at a per annum rate of 10 1/4 percent to floating interest rate debt at a per annum rate of LIBOR plus a spread of 5.68 percent. Annualized interest expense savings of the swaps based on a LIBOR rate of 1.24 percent would be approximately $5 million.

INCOME TAXES

     Income taxes were a benefit of $1 million in the first quarter of 2004, compared to a benefit of $2 million in the prior year. Included in the first quarter of 2003 was a benefit of $3 million related to the resolution of outstanding tax issues. The effective tax rate for the first quarter of 2004 was 40 percent. The effective tax rate for 2003 including the $3 million benefit was a negative 232 percent. Excluding the $3 million benefit our effective tax rate was 40 percent.

EARNINGS PER SHARE

     We reported a loss of $2 million or $0.05 per common share for the first quarter of 2004, compared to income of $1 million or $0.02 per diluted common share for 2003. Included in the results for the first quarter of 2004 were the negative impacts from expenses related to our restructuring activities, customer changeover costs for a major new aftermarket customer and consulting fees indexed to stock price. The net impact of these items decreased earnings per diluted share by $0.20. Included in the results for the first quarter of 2003 are the negative impacts from expenses related to our restructuring activities and a tax benefit for the resolution of outstanding tax issues. The net impact of these items increased earnings per diluted share by $0.01. You should also read Note 9 to the consolidated financial statements for more detailed information on earnings per share.

RESTRUCTURING AND OTHER CHARGES

     Over the past several years we have adopted plans to restructure portions of our operations. These plans were approved by the Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Prior to the change in accounting required for exit or disposal activities, we recorded charges to income related to these plans for costs that do not benefit future activities in the period in which the plans were finalized and approved, while actions necessary to affect these restructuring plans occurred over future periods in accordance with established plans.

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. Project Genesis involved closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The closed facilities included an emission control aftermarket plant and an aftermarket distribution operation in Europe, a ride control plant in Europe, an engineering center in Europe, one building at an emission control plant complex in North America, a technology facility in North America, an exhaust manufacturing facility in North America, and our London-based treasury office. In the fourth quarter of 2001, we recorded pre-tax charges related to Project Genesis of $27 million. Within the statement of income (loss), $23 million of the pre-tax charge was reflected in cost of sales, while $4 million was included in selling, general and administrative expenses. These charges were comprised of $18 million in severance and $9 million for equipment lease cancellation, asset impairment and other restructuring costs to close the eight facilities. We wrote down the assets at locations to be closed to their estimated fair value, less costs to sell. We estimated the market value of buildings using external real estate appraisals. As a result of the single purpose nature of the machinery and equipment to be disposed of, fair value was estimated to be scrap value less costs to dispose in most cases. We also recorded a pre-tax charge of $4 million in cost of sales related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. The aftermarket parts were written down to their estimated scrap value, less costs to sell. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter of 2001 for the value mapping and rearrangement of one of our emission control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $0.81 per diluted common share. As of December 31, 2003, we have eliminated 974 positions in connection with Project Genesis. Additionally, we are executing this plan more efficiently than originally anticipated and as a result in the fourth quarter of 2002 reduced our reserves related to this restructuring activity by $6 million which was recorded in cost of sales. In the fourth quarter of 2003, we reclassified $2 million of severance reserve to the asset impairment reserve. This reclassification became necessary as actual asset impairments along with the sale of our closed facilities were different than the original estimates. We expect to complete all remaining restructuring activities related to Project Genesis in the second quarter of 2004.

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

     In October of 2003 we announced the closure of an emission control manufacturing facility in Birmingham, U.K. Approximately 130 employees will be eligible for severance benefits in accordance with union contracts and U.K. legal requirements. We incurred approximately $1 million in charges related to this action in the first quarter of 2004. Charges related to this closing are not expected to exceed $5 million and will be recorded during 2004. This action is in addition to the plant closures announced in Project Genesis in the fourth quarter of 2001.

     In addition to the above charge, we incurred $4 million in restructuring and restructuring related costs in the first quarter of 2004. These costs are primarily related to the continuation of the optimization of our manufacturing footprint that was started with Project Genesis in 2001.

     Including the costs incurred in 2002 and 2003 of $18 million, we have incurred a total of $23 million for activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for these actions.

     To date we have generated about $31 million of annual savings from Project Genesis. About $7 million of savings was related to closing the eight facilities, about $16 million of savings was related to value mapping and plant arrangement and about $8 million of savings was related to relocating production among facilities and centralizing some functional areas. To date, there have been no significant deviations from planned savings. All actions for Project Genesis have been completed with the exception of $1 million of severance which will be paid in the second quarter of 2004.

     Amounts related to the reserves we have established regarding activities that are part of our restructuring plans are as follows:

                                            DECEMBER 31,                                              MARCH 31,
                                                2003           2004      CHARGED TO    IMPACT OF        2004
                                            RESTRUCTURING      CASH        ASSET       EXCHANGE     RESTRUCTURING
                                               RESERVE       PAYMENTS     ACCOUNTS       RATES         RESERVE
                                            -------------    --------    ----------    ---------    -------------
                                                                         (MILLIONS)
Severance...............................        $   1         $  --        $  --         $  --          $   1
Asset Impairment........................           --            --           --            --             --
Other...................................           --            --           --            --             --
                                                -----         -----        -----         -----          -----
                                                $   1         $  --        $  --         $  --          $   1
                                                =====         =====        =====         =====          =====

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives over the 2002-2006 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. As of March 31, 2004, we have excluded $24 million of the $60 million available under the terms of the senior credit facility. In addition to the announced actions, we continue to evaluate additional opportunities to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution and manufacturing footprint for the future. There can be no assurances, however, that we will undertake additional restructuring actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee, and if the costs of the plans exceed the amount previously approved by our senior lenders, could require approval by our senior lenders. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

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

Long-term Receivables

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At March 31, 2004, we had $15 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels. We have not experienced any material losses on arrangements where we have a contractual guarantee of reimbursement from our customers.

Income Taxes

     We have a U.S. Federal tax net operating loss ("NOL") carryforward at March 31, 2004, of $536 million, which will expire in varying amounts from 2018 to 2024. The federal tax effect of that NOL is $188 million, and is recorded as an asset on our balance sheet at March 31, 2004. We estimate, based on available evidence, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and upon strategies available to accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of March 31, 2004, we believe that there has been a significant change in our ownership, but not a majority change, in the last three years. In addition, giving effect to our proposed common stock offering, we do not believe the transaction will create a majority change in ownership.

Stock-based Compensation

     We utilize the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If our compensation costs for our stock-based compensation plans were determined using the fair value method of accounting as provided in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," we estimate that our pro-forma net income (loss) and earnings (loss) per share would be lower by less than $1 million or $0.01 per diluted share for both the first quarter of 2004 and 2003.

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

     Our approach to establishing the discount rate assumption starts with the Moody's AA Corporate Bond Index adjusted for an incremental yield based on actual historical performance. This incremental yield adjustment is the result of selecting securities whose yields are higher than the "normal" bonds that comprise the index. Based on this approach, at September 30, 2003 the discount rate for pension plans was 6.1 percent. The discount rate for postretirement benefits was 6.5 percent at September 30, 2003.

     Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the long-term rate of return on plan assets for our pension plans was 8.4 percent for 2003 and is 8.75 percent for 2004.

CHANGES IN ACCOUNTING PRINCIPLES

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was revised in December 2003. FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This interpretation as revised is effective January 1, 2004. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position or results of operations.

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

     In December 2003, the FASB revised SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits." The revised SFAS No. 132 changes employers' disclosures about pension plans and other postretirement benefits and requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost. The revised statement is effective for annual and interim periods ended after December 15, 2003. We adopted the revised disclosures as of December 31, 2003, in our consolidated financial statements.

     In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, "Accounting Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003." FSP No. 106-1 permits a sponsor to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2002 (the "Act"). The Act, signed into law in December 2003, establishes a prescription drug benefit under Medicare ("Medicare Part D") and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-1 does not provide specific guidance as to how a sponsor should recognize the effects of the Act in its financial statements. The Act introduces two new features to Medicare that must be considered when measuring accumulated postretirement benefit costs. The new features include a subsidy to the plan sponsors that is based on 28 percent of an individual beneficiary's annual prescription drug costs between $250 and $5,000, and an opportunity for a retiree to obtain a prescription drug benefit under Medicare.

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

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION

                                                                MARCH 31,    DECEMBER 31,
                                                                  2004           2003        % CHANGE
                                                                ---------    ------------    --------
                                                                       (MILLIONS)
Short-term debt and current maturities......................     $   18         $   20         (10)%
Long-term debt..............................................      1,408          1,410          --
                                                                 ------         ------
Total debt..................................................      1,426          1,430          --
                                                                 ------         ------
Total minority interest.....................................         21             23          (9)
Common shareholders' equity.................................         53             58          (9)
                                                                 ------         ------
Total capitalization........................................     $1,500         $1,511          (1)
                                                                 ======         ======

     General. The decrease in shareholders' equity primarily results from the net loss of $2 million reported in the first quarter and a decrease of $6 million related to the translation of foreign balances into U.S. dollars. This amount was partially offset by an increase in premium on common stock issued pursuant to benefit plans and other transactions. Although our book equity balance was small at March 31, 2004, it should not affect our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity.

     Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, as well as our revolving credit facility, decreased by $2 million during the first quarter of 2004. The decrease is the result of a $2 million decrease in short-term debt on our foreign subsidiaries. There were no borrowings outstanding under our revolving credit facility as of March 31, 2004. Borrowings outstanding under our revolving credit facility were $141 million as of March 31, 2003. The overall decrease in long-term debt resulted from payments made on our outstanding long-term debt and capital leases.

     Senior Credit Facility. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions, which was $800 million at March 31, 2004. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. We originally entered into this facility in 1999 and since that time have periodically requested and received amendments to the facility for various purposes. In 2003, we engaged in a series of transactions that resulted in the full refinancing of the facility, through an amendment and restatement, in December.

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

     We received net proceeds in the second quarter of 2003 from the offering of the notes, after deducting underwriting discounts and commissions and our expenses, of $338 million. We used the net proceeds of the offering to repay outstanding amounts under our senior credit facility as follows: (i) first, to prepay $199 million on the term loan A due November 4, 2005, (ii) second, to prepay $52 million on the term loans B and C due November 4, 2007 and May 4, 2008, respectively, and (iii) third, to prepay outstanding borrowings of $87 million under the revolving credit portion of our senior credit facility.

     In connection with issuing $350 million of 10 1/4 percent senior secured notes due July 15, 2013, we amended the senior credit facility effective May 29, 2003. This amendment allowed us to incur debt secured by a second lien on our U.S. assets and to have that debt guaranteed by our major U.S. subsidiaries. The amendment also allowed us to use a portion of the proceeds from the new senior secured notes to repay outstanding borrowings under the revolving credit facility, without having to reduce the then-applicable $450 million size of the revolving credit facility, and to prepay the term loans under the senior credit facility on a non pro-rata basis with the remaining net proceeds from the notes. In exchange for these amendments, we agreed to pay an aggregate sum of $1 million to consenting lenders. We also incurred legal, advisory and other costs related to the amendment process of $1 million. These costs were included in the capitalized debt issuance costs.

     In December 2003, we amended and restated our senior credit facility and in connection therewith, we issued an additional $125 million of 10 1/4 percent senior secured notes in a private placement. We received $136 million of net proceeds from the offering of the additional $125 million of 10 1/4 percent senior secured notes, after deducting underwriting discounts and commissions and other expenses and including a 13 percent price premium over par. We also received $391 million in net proceeds from the new term loan B borrowings under the amended and restated senior credit facility, after deducting fees and other expenses. We used the combined net proceeds of $527 million to prepay the $514 million outstanding under term loans A, B and C under the senior credit facility immediately prior to the completion of the transaction. The remaining

$13 million of net proceeds were used for general corporate purposes. In addition, we received $6 million of accrued interest on the new notes for the period from June 19 through December 12, 2003 that investors paid us and that we subsequently used to pay, on January 15, 2004, the accrued interest on the notes from June 19, 2003.

     We incurred $27 million in fees associated with the issuance of the aggregate $475 million of 10 1/4 percent senior secured notes and the amendment and restatement of our senior credit facility which will be amortized over the term of the senior secured notes and the amended and restated senior credit facility.

     After giving effect to the use of the net proceeds from both the June and December transactions, we expect these transactions would have increased our annual interest expense by approximately $9 million for 2003. This does not give effect to (1) our proposed common stock offering, issuance of new senior subordinated notes and purchase of our outstanding senior subordinated notes or
(2) the fixed-to-floating interest rate swaps we completed in April 2004, described below. In addition, we expensed in the second and fourth quarters of 2003 a total of approximately $12 million of existing deferred debt issuance costs as a result of retiring the term loans under the senior credit facility.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at a per annum rate of 10 1/4 percent to floating interest rate debt at a per annum rate of LIBOR plus a spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. Based on a LIBOR rate of 1.24 percent, these swaps would reduce our annual interest expense by approximately $5 million.

     Our amended and restated senior credit facility consists of a seven-year, $400 million term loan B facility maturing in December 2010; a five-year, $220 million revolving credit facility maturing in December 2008; and a seven-year, $180 million tranche B letter of credit/revolving loan facility maturing in December 2010. Although the term loan facility and the tranche B letter of credit/revolving loan facility mature in 2010, the two facilities are subject to mandatory prepayment in full, and any letters of credit issued under the term loan B/revolving loan facility are subject to full cash collateralization, (a) on April 15, 2009, if by that date our senior subordinated notes are not refinanced or extended with a maturity not earlier than April 15, 2011, and (b) on the date which is six months prior to the date to which the senior subordinated notes have been refinanced or had their maturity extended, if our senior subordinated notes have been refinanced or had their maturity extended to a date prior to April 15, 2011. Quarterly principal repayment installments of $1 million on the term loan B facility will begin on March 31, 2004 and continue until December 31, 2009, then rise to $94 million each on March 31, June 30, and September 30 of 2010, with the remaining $94 million final principal repayment due on December 12, 2010. As of March 31, 2004, borrowings under the term loan B facility and the revolving credit facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 325 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 225 basis points. We also pay a commitment fee of 50 basis points on the unused portion of the revolving credit facility. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the revolving credit facility and fees paid on letters of credit issued under our revolving credit facility are subject to adjustment based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter beginning with the fourth quarter of 2004. The interest margins for borrowings under the term loan B facility will reduce by 25 basis points following the end of each fiscal quarter for which the consolidated leverage ratio is less than 4.0. Our senior secured credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

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

     The amended and restated senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratios (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratios (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratios (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) at the end of each period indicated. The financial ratios required under the amended senior credit facility and, in the case of the year ended March 31, 2004, the actual ratios we achieved are shown in the following tables:

                                                                     QUARTER ENDED
                                                 -----------------------------------------------------
                                                  MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    2004         2004         2004            2004
                                                 -----------   --------   -------------   ------------
                                                 REQ.   ACT.   REQUIRED     REQUIRED        REQUIRED
                                                 ----   ----   --------   -------------   ------------
Leverage Ratio (maximum).......................  5.00   3.97     5.00         4.75            4.75
Interest Coverage Ratio (minimum)..............  2.00   2.77     2.00         2.00            2.00
Fixed Charge Coverage Ratio (minimum)..........  1.10   1.76     1.10         1.10            1.10

                                                                QUARTERS ENDING
                      ----------------------------------------------------------------------------------------------------
                      MARCH 31,
                        2005-     SEPTEMBER 30-    MARCH 31-      MARCH 31-      MARCH 31-      MARCH 31-      MARCH 31-
                      JUNE 30,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                        2005          2005            2006           2007           2008           2009           2010
                      ---------   -------------   ------------   ------------   ------------   ------------   ------------
                        REQ.          REQ.            REQ.           REQ.           REQ.           REQ.           REQ.
                      ---------   -------------   ------------   ------------   ------------   ------------   ------------
Leverage Ratio
  (maximum)..........   4.75          4.50            4.25           3.75           3.50           3.50           3.50
Interest Coverage
  Ratio (minimum)....   2.00          2.00            2.10           2.20           2.35           2.50           2.75
Fixed Charge Coverage
  Ratio (minimum)....   1.10          1.10            1.15           1.25           1.35           1.50           1.75

     As part of the amendment and restatement, the terms of our senior credit facility were also revised to: (i) extend the period of time during which we can exclude up to $60 million of cash charges and expenses, before taxes, related to any cost reduction initiatives from the calculation of the financial covenant ratios by another two years through 2006; (ii) permit the refinancing of our senior subordinated notes and/or our 10 1/4 percent senior secured notes using the net cash proceeds from the issuance of similarly structured debt; (iii) permit the repurchase of our senior subordinated notes and/or our 10 1/4 percent senior secured notes using the net cash proceeds from the issuance of shares of common stock of Tenneco Automotive Inc.; and (iv) delete the mandatory prepayment of term loans from excess cash flow in 2003 and reduced the percentage of excess cash flow that must be used to prepay term loans in subsequent years from 75 percent to 50 percent.

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amendment); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends; (vii) mergers and consolidations; and
(viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of March 31, 2004, we were in compliance with both the financial covenants (as indicated above) and operational restrictions of the facility.

     In connection with the offer to purchase the outstanding 11 5/8 percent senior subordinated notes, we are seeking the consent of the lenders under our senior credit facility. That consent will allow us to amend the senior subordinated note indenture to eliminate substantially all of the restrictive covenants and certain events of default in that indenture. The consent will also allow us to be relieved of the indenture, provided we deposit funds with the trustee, when the notes are within one year of being redeemable or due and will expand from 60 to 180 the maximum number of days prior to a redemption date on which we could give notice of redemption. These amendments would apply to any notes that remain outstanding upon completion of the transaction. The consent will also enhance our flexibility to refinance, at any time on or prior to December 31, 2004, any notes that remain outstanding upon completion of the transaction by eliminating the requirement of a substantially concurrent refinancing transaction.

     Senior Secured and Subordinated Notes. Our outstanding debt also includes $500 million of 11 5/8 percent senior subordinated notes due October 15, 2009 in addition to the $475 million of 10 1/4 percent senior secured notes due July 15, 2013 described above. We can redeem some or all of the notes at any time after July 15, 2008, in the case of the senior secured notes, and October 15, 2004, in the case of the senior subordinated notes. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. We are permitted to redeem up to 35 percent of the senior secured notes with the proceeds of certain equity offerings completed before July 15, 2006.

     As described above under "Executive Summary," in April 2004 we filed a registration statement with the SEC relating to a proposed offering of our common stock. We plan to use the net proceeds of that offering, together with the net proceeds of a private placement of approximately $400 million of new senior subordinated notes, to make and complete an offer to purchase our outstanding senior subordinated notes. We commenced that offer on April 30, 2004. The offer is subject to various conditions, including receipt of the consent of our senior credit facility lenders described above. We expect that completion of the offer will cost approximately $557 million, including accrued and unpaid interest on the notes, assuming 100 percent of the notes are tendered and purchased. We expect that the new senior subordinated notes will have terms that are substantially similar to our outstanding senior subordinated notes (prior to giving effect to the amendments proposed in connection with our offer to purchase those notes), except that we expect them to bear interest at an annual rate of approximately 8 percent as compared to the current 11 5/8 percent. The terms of, and our ability to complete, these transactions will depend on prevailing market conditions and other factors.

     Assuming we complete these transactions, we expect that we will continue to evaluate opportunities to refinance our senior secured notes and any of our existing senior subordinated notes that remain outstanding. For example, the 11 5/8 percent senior subordinated notes are callable beginning in October 2004. We could refinance the notes with the cash proceeds of sales of new debt, debt securities or preferred stock convertible into common equity, or common stock, or through any combination thereof. The existing terms of our financing arrangements contemplate these types of refinancings and, accordingly, we could effect appropriate transactions without any further consent of our lenders. As described above, we are seeking a consent from our senior credit facility lenders that will further enhance our flexibility to refinance, at any time on or prior to December 31, 2004, any of our existing senior subordinated notes that remain outstanding upon completion of our offer to purchase by eliminating the requirement of a substantially concurrent refinancing transaction. Any further decision to refinance our current debt will be based upon the current economic conditions and the benefits to our company.

     The senior indentures for our senior secured notes and existing senior subordinated notes require that we, as a condition to incurring certain types of indebtedness not otherwise permitted, maintain an interest coverage ratio of not less than 2.25. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; and (v) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our and our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of March 31, 2004, we were in compliance with the covenants and restrictions of these indentures.

     Accounts Receivable Securitization. In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable. In North America, we have an accounts receivable securitization program with a commercial bank. We sell original equipment and aftermarket receivables on a daily basis under this program. We had sold accounts receivable under this program of $54 million and $50 million at March 31, 2004 and 2003, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2003, this program was amended to extend its term to January 31, 2005 and reduce the size of the program to $50 million. The program has since been amended to increase its size to $75 million with its termination date unchanged at January 31, 2005. We also sell some receivables in our European operations to regional banks in Europe. At March 31, 2004, we had sold $90 million of accounts receivable in Europe up from $72 million at March 31, 2003. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements would increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

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

CONTRACTUAL OBLIGATIONS

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of March 31, 2004, are shown in the following table:

                                                                    PAYMENTS DUE IN:
                                                --------------------------------------------------------
                                                                                        BEYOND
                                                2004    2005    2006    2007    2008     2008     TOTAL
                                                ----    ----    ----    ----    ----    ------    ------
                                                                       (MILLIONS)
Obligations:
Revolver borrowings.........................    $ --    $ --    $ --    $ --    $ --    $   --    $   --
Senior long-term debt.......................       3       4       4       4       4       380       399
Long-term notes.............................      --       1      --       1       2       476       480
Capital leases..............................       3       3       3       3       2         5        19
Subordinated long-term debt.................      --      --      --      --      --       500       500
Other subsidiary debt.......................       1       1      --      --      --        --         2
Short-term debt.............................      10      --      --      --      --        --        10
                                                ----    ----    ----    ----    ----    ------    ------
  Debt and capital lease obligations........      17       9       7       8       8     1,361     1,410
Operating leases............................      11      15      13      12       5         6        62
Interest payments...........................      98     127     127     127     126       308       913
Capital commitments.........................      42      --      --      --      --        --        42
Stock appreciation rights...................       2      --      --      --      --        --         2
                                                ----    ----    ----    ----    ----    ------    ------
Total Payments..............................    $170    $151    $147    $147    $139    $1,675    $2,429
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

     If we do not maintain compliance with the terms of our senior credit facility or the indentures governing our senior secured notes or senior subordinated notes described above, all amounts under those arrangements could, automatically or at the option of the lenders or other debt holders, become due. Additionally, each of those facilities contains provisions that certain events of default under one facility will constitute a default under the other facility, allowing the acceleration of all amounts due. We currently expect to maintain compliance with terms of all of our various credit agreements for the foreseeable future.

     Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate interest debt, we have made assumptions in calculating the amount of the future interest payments. Interest on our senior secured notes is calculated using the fixed rates of 10 1/4 percent. Interest on our senior subordinated notes is calculated using the fixed rate of 11 5/8 percent. Interest on our variable rate debt is calculated as 350 basis point plus LIBOR of 1.5 percent which is the current rate at March 31, 2004. We have assumed that LIBOR will remain unchanged for the outlying years. The amounts in the table above do not give effect to our proposed common stock offering, and the related private placement of new senior subordinated notes and purchase of our outstanding senior subordinated notes. See "--Capitalization--Senior Secured and Subordinated Notes." In addition, we have not included the impact of interest rate swaps completed in April 2004. See "Interest Rate Risk" below.

     We have also included an estimate of expenditures required after March 31, 2004 to complete the facilities and projects authorized at December 31, 2003, in which we have made substantial commitments in connections with facilities. In addition, we have included an estimate of our obligation to a consulting firm who received stock appreciation rights ("SAR") as partial payment for services rendered in the year 2000. The SAR's expire in November 2004.

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

     We have also not included material cash requirements for taxes and funding requirements for pension and postretirement benefits. We have not included cash requirements for taxes as we are a taxpayer in certain foreign jurisdictions but not in domestic locations. Additionally, it is difficult to estimate taxes to be paid as shifts in where we generate income can have a significant impact on future tax payments. We have not included cash requirements for funding pension and postretirement costs, as based upon current estimates we believe we will be required to make contributions between $34 million to $41 million to those plans in 2004 of which approximately $3 million has been contributed as of March 31, 2004. Pension and postretirement contributions beyond 2004 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2004.

     We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $4 million and $5 million at March 31, 2004 and 2003, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

     Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our then existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee the $800 million senior secured credit facility, the $475 million senior secured notes and the $500 million senior subordinated notes on a joint and several basis. The arrangement for the senior secured credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries. The arrangement for the $475 million senior secured notes is also secured by second-priority liens on substantially all of our domestic assets, excluding some of the stock of our domestic subsidiaries. This arrangement is not secured by any pledges of stock or assets of our foreign subsidiaries. You should also read Note 13 where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

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

CASH FLOWS

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                ---------------
                                                                2004       2003
                                                                ----       ----
                                                                  (MILLIONS)
Cash provided (used) by:
  Operating activities......................................    $13        $36
  Investing activities......................................    (15)       (26)
  Financing activities......................................     --         (3)

Operating Activities

     For the three months ended March 31, 2004, cash flows provided from operating activities was $13 million as compared to $36 million in the prior year. For the first three months of 2004 cash flow used from working capital was $26 million as compared to zero for the first three months of 2003. This was primarily the result of higher receivables related to sales volumes and higher inventory levels due to new customers and seasonal inventory builds in anticipation of the aftermarket summer selling period.

     In June 2001, we entered into arrangements with two major OE customers in North America under which, in exchange for a discount, payments for product sales are made earlier than otherwise required under existing payment terms. These arrangements reduced accounts receivable by $89 million and $58 million as of March 31, 2004 and 2003, respectively. In June 2003, we entered into a similar arrangement with a third major OE customer in North America. This arrangement further reduced accounts receivable by $16 million at March 31, 2004. In March 2004, we entered into another arrangement with a major OE customer in Europe. This arrangement reduced accounts receivable by $8 million at March 31, 2004. These arrangements can be cancelled at any time.

Investing Activities

     Cash used for investing activities was $11 million lower in the first three months of 2004 compared to the same period a year ago. In the current quarter we received $11 million in cash from the sale of our Birmingham, U.K. facility. Capital expenditures were $25 million in the first three months of 2004, down $1 million from the $26 million in the prior year.

Financing Activities

     Cash flow from financing activities was flat for the first three months of 2004 compared to an outflow of $3 million in the same period of 2003. This is primarily attributable to cash proceeds from the conversion of employee stock options within the current quarter.

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

     On March 31, 2004, we had $994 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through October 2009, and $486 million through July 2013, while the remainder was fixed over periods of 2004 through 2025. There were also $414 million in long-term debt obligations that have variable interest rates based on a current market rate of interest. In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at a per annum rate of 10 1/4 percent to floating interest rate debt at a per annum rate of LIBOR plus a spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. Based on a LIBOR rate of 1.24 percent, these swaps would reduce our annual interest expense by approximately $5 million.

     We estimate that the fair value of our long-term debt at March 31, 2004 was about 109 percent of its book value and a one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $3 million after tax, excluding the effect of the interest rate swaps we completed in April 2004. A one percentage point increase or decrease in interest rates on the swaps we completed in April 2004 would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by approximately $1 million after tax.

OUTLOOK

     North America light vehicle production rates for 2003 weakened slightly to an annualized rate of 15.9 million units or a three percent decline from the prior year. Additionally, North American heavy-duty truck production was down three percent from the previous year. North American OE light vehicle production was down one percent in the first quarter of 2004 as compared to the previous year. We still expect North American OE light vehicle production to increase to approximately 16 million units in 2004, however we remain cautious regarding volumes due to continuing uncertain economic conditions in the U.S. and uncertainty about the willingness of the original equipment manufacturers to continue to support consumer automobile sales through incentives. We also saw an increase in heavy-duty truck production rates of 46 percent in the first quarter of 2004. We expect that the heavy-duty truck market could increase between 15 to 25 percent for all of 2004. In Europe, 2003 new light vehicle yearly production rates were down one percent from 2002 levels. Expectations for 2004 European vehicle production are to remain flat with 2003 levels. We still anticipate this to hold even though European production levels were down approximately one percent in the first quarter of 2004. We plan to build on the OE ride control business launched in 2003 and the ramp up of OE exhaust replacement programs in 2004 along with new OE exhaust business expected to launch in 2004. In the global aftermarket, issues that have impacted volumes over the last twelve months will continue to challenge us for 2004. Customer consolidation, longer product replacement cycles, a weaker economy and competition from short-liners in the exhaust business will continue to impact our volumes. We saw continued signs of improvement in the North American aftermarket in the fourth quarter of 2003 and the first quarter of 2004 and are optimistic that these conditions will continue for the remainder of 2004. We expect that our presence on strong selling light truck platforms and our content on Japanese platforms manufactured in North America should continue to allow us to perform better than the overall North America vehicle market. Additionally, we expect to continue to experience strong growth in Asia, Latin America, and Australia.

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

     As of March 31, 2004, we are designated as a potentially responsible party in three Superfund sites. We have estimated our share of the remediation costs for these sites to be less than $1 million in the aggregate. In addition to the Superfund sites, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $12 million. For each of the Superfund sites and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     From time to time we are subject to product warranty claims whereby we are required to bear costs of repair or replacement of certain of our products. Warranty claims may range from individual customer claims to full recalls of all products in the field. See Note 5 to our consolidated financial statements included under Item 1 for information regarding our warranty reserves.

     We also from time to time are involved in legal proceedings or claims that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, we are involved in litigation over medical benefits provided to some of our former employees. As another example, we are involved in litigation with the minority owner of one of our Indian joint ventures over various operational issues which involves a court-mandated bidding process. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if we are required to sell our interest in the joint venture on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. On the other hand, we are experiencing an increasing number of these claims, likely due to bankruptcies of major asbestos manufacturers. We vigorously defend ourselves against these claims as part of our ordinary course of business. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, participants may elect to defer up to 50 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to eight percent of the employee's salary. We recorded expense for these matching contributions of approximately $2 million for each of the three months ended March 31, 2004 and 2003, respectively. All contributions vest immediately.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding our exposure to interest rate risk, see the caption entitled "Interest Rate Risk" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the quarter covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the internal control over financial reporting that occurred during the first quarter of 2004 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.  The exhibits filed with this report are listed on the
Exhibit Index following the signature page of this report, which is incorporated herein by reference.

     (b) Reports on Form 8-K. We filed or furnished the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

Current Report on Form 8-K dated January 27, 2004, including pursuant to Item 5 and Item 12 certain information pertaining to the results of our operations for the fourth quarter and full year 2003.

Current Report on Form 8-K dated February 17, 2004, including pursuant to Item 5 certain information pertaining to the appointment of James Perkins as Vice President and Controller.

Current Report on Form 8-K dated March 10, 2004, including pursuant to Item 5 certain information pertaining to the Company's Board of Directors election of Timothy R. Donovan to the Board.

Current Report on Form 8-K dated March 22, 2004, including pursuant to Item 5 certain information pertaining to the Company's participation in a webcast presentation during the Lehman Brothers 2004 High Yield Bond & Syndicated Loan Conference.

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

                                          TENNECO AUTOMOTIVE INC.

                                          By:    /s/ KENNETH R. TRAMMELL
                                            ------------------------------------
                                                    Kenneth R. Trammell
                                                 Senior Vice President and
                                                  Chief Financial Officer

Dated: May 3, 2004

                               INDEX TO EXHIBITS
                                       TO
                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2004

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
  2        --    None.
  3.1(a)   --    Restated Certificate of Incorporation of the registrant
                 dated December 11, 1996 (incorporated herein by reference
                 from Exhibit 3.1(a) of the registrant's Annual Report on
                 Form 10-K for the year ended December 31, 1997, File No.
                 1-12387).
  3.1(b)   --    Certificate of Amendment, dated December 11, 1996
                 (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997, File No. 1-12387).
  3.1(c)   --    Certificate of Ownership and Merger, dated July 8, 1997
                 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997, File No. 1-12387).
  3.1(d)   --    Certificate of Designation of Series B Junior Participating
                 Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1998, File No. 1-12387).
  3.1(e)   --    Certificate of Elimination of the Series A Participating
                 Junior Preferred Stock of the registrant dated September 11,
                 1998 (incorporated herein by reference from Exhibit 3.1(e)
                 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1998, File No. 1-12387).
  3.1(f)   --    Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated November 5, 1999
                 (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(g)   --    Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated November 5, 1999
                 (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(h)   --    Certificate of Ownership and Merger merging Tenneco
                 Automotive Merger Sub Inc. with and into the registrant,
                 dated November 5, 1999 (incorporated herein by reference
                 from Exhibit 3.1(h) of the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).
  3.1(i)   --    Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated May 9, 2000
                 (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
  3.2      --    By-laws of the registrant, as amended March 9, 2004
                 (incorporated herein by reference to Exhibit 3.2 to the
                 registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2003, File No. 1-12387).
  3.3      --    Certificate of Incorporation of Tenneco Global Holdings Inc.
                 ("Global"), as amended (incorporated herein by reference to
                 Exhibit 3.3 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.4      --    By-laws of Global (incorporated herein by reference to
                 Exhibit 3.4 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
  3.5      --    Certificate of Incorporation of TMC Texas Inc. ("TMC")
                 (incorporated herein by reference to Exhibit 3.5 to the
                 registrant's Registration Statement on Form S-4, Reg. No.
                 333-93757).
  3.6      --    By-laws of TMC (incorporated herein by reference to Exhibit
                 3.6 to the registrant's Registration Statement on Form S-4,
                 Reg. No. 333-93757).
  3.7      --    Amended and Restated Certificate of Incorporation of Tenneco
                 International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.8      --    Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.9      --    Certificate of Incorporation of Clevite Industries Inc.
                 ("Clevite"), as amended (incorporated herein by reference to
                 Exhibit 3.9 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.10     --    By-laws of Clevite (incorporated herein by reference to
                 Exhibit 3.10 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.11     --    Amended and Restated Certificate of Incorporation of the
                 Pullman Company ("Pullman") (incorporated herein by
                 reference to Exhibit 3.11 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.12     --    By-laws of Pullman (incorporated herein by reference to
                 Exhibit 3.12 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.13     --    Certificate of Incorporation of Tenneco Automotive Operating
                 Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
  3.14     --    By-laws of Operating (incorporated herein by reference to
                 Exhibit 3.14 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  4.1(a)   --    Rights Agreement dated as of September 8, 1998, by and
                 between the registrant and First Chicago Trust Company of
                 New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                 8-K dated September 24, 1998, File No. 1-12387).
  4.1(b)   --    Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                 Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1999,
                 File No. 1-12387).
  4.1(c)   --    Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from
                 Exhibit 4.4(b) of the registrant's Post-Effective Amendment
                 No. 3, dated February 26, 2001, to its Registration
                 Statement on Form 8-A dated September 17, 1998).
  4.2(a)   --    Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Registration Statement on Form S-4,
                 Registration No. 333-14003).
  4.2(b)   --    First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                 herein by reference from Exhibit 4.3(b) of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
  4.2(c)   --    Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
  4.2(d)   --    Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(e)   --    Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(f)   --    Eleventh Supplemental Indenture, dated October 21, 1999, to
                 Indenture dated November 1, 1996 between The Chase Manhattan
                 Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-12387).
  4.3      --    Specimen stock certificate for Tenneco Automotive Inc.
                 common stock (incorporated herein by reference from Exhibit
                 4.3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387)
  4.4(a)   --    Indenture dated October 14, 1999 by and between the
                 registrant and The Bank of New York, as trustee
                 (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  4.4(b)   --    Supplemental Indenture dated November 4, 1999 among Tenneco
                 Automotive Operating Subsidiary Inc. (formerly Tenneco
                 Automotive Inc.), Tenneco International Holding Corp.,
                 Tenneco Global Holdings Inc., the Pullman Company, Clevite
                 Industries Inc. and TMC Texas Inc. in favor of The Bank of
                 New York, as trustee (incorporated herein by reference from
                 Exhibit 4.4(b) of the registrant's Quarterly Report on Form
                 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).
  4.4(c)   --    Subsidiary Guarantee dated as of October 14, 1999 from
                 Tenneco Automotive Operating Subsidiary Inc. (formerly
                 Tenneco Automotive Inc.), Tenneco International Holding
                 Corp., Tenneco Global Holdings Inc., the Pullman Company,
                 Clevite Industries Inc. and TMC Texas Inc. in favor of The
                 Bank of New York, as trustee (incorporated herein by
                 reference to Exhibit 4.4(c) to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  4.5(a)   --    Amended and Restated Credit Agreement, dated as of December
                 12, 2003, among Tenneco Automotive Inc., the several banks and other financial institutions or entities from time to
                 time parties thereto, Bank of America, N.A. and Citicorp
                 North America, Inc., as co-documentation agents, Deutsche
                 Bank Securities Inc., as syndication agent, and JP Morgan
                 Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5(a) to the registrant's Annual
                 Report on Form 10-K for the year ended December 31, 2003,
                 File No. 1-12387).
  4.5(b)   --    Amended and Restated Guarantee And Collateral Agreement,
                 dated as of November 4, 1999, by Tenneco Automotive Inc. and the subsidiary guarantors named therein, in favor of
                 JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference from Exhibit 4.5(f) to the registrant's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2003, File No. 1-12387).
  4.6(a)   --    Indenture, dated as of June 19, 2003, among Tenneco
                 Automotive Inc., the subsidiary guarantors named therein and
                 Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(a) to the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended June 30, 2003,
                 File No. 1-12387).

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
  4.6(b)   --    Collateral Agreement, dated as of June 19, 2003, by Tenneco
                 Automotive Inc. and the subsidiary guarantors named therein in favor of Wachovia Bank, National Association
                 (incorporated herein by reference from Exhibit 4.6(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
  4.6(c)   --    Registration Rights Agreement, dated as of June 19, 2003,
                 among Tenneco Automotive Inc., the subsidiary guarantors
                 named therein, and the initial purchasers named therein, for whom JPMorgan Securities Inc. acted as representative
                 (incorporated herein by reference from Exhibit 4.6(c) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
  4.6(d)   --    Supplemental Indenture, dated as of December 12, 2003, among
                 Tenneco Automotive Inc., the subsidiary guarantors named
                 therein and Wachovia Bank, National Association
                 (incorporated herein by reference to Exhibit 4.6(d) to the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2003, File No. 1-12387).
  4.6(e)   --    Registration Rights Agreement, dated as of December 12,
                 2003, among Tenneco Automotive Inc., the subsidiary
                 guarantors named therein, and the initial purchasers named therein, for whom Banc of America Securities LLC acted as
                 representative agent (incorporated herein by reference to
                 Exhibit 4.5(a) to the registrant's Annual Report on Form
                 10-K for the year ended December 31, 2003, File No.
                 1-12387).
  4.7      --    Intercreditor Agreement, dated as of June 19, 2003, among
                 JPMorgan Chase Bank, as Credit Agent, Wachovia Bank,
                 National Association, as Trustee and Collateral Agent, and
                 Tenneco Automotive Inc. (incorporated herein by reference
                 from Exhibit 4.7 to the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2003, File No.
                 1-12387).
  9        --    None.
 10.1      --    Distribution Agreement, dated November 1, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
                 10, File No. 1-12387).
 10.2      --    Amendment No. 1 to Distribution Agreement, dated as of
                 December 11, 1996, by and among El Paso Tennessee Pipeline
                 Co. (formerly Tenneco Inc.), the registrant, and Newport
                 News Shipbuilding Inc. (incorporated herein by reference
                 from Exhibit 10.2 of the registrant's Annual Report on Form
                 10-K for the year ended December 31, 1996, File No.
                 1-12387).
 10.3      --    Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                 Tenneco Inc.), the registrant, and Newport News Shipbuilding
                 Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year
                 ended December 31, 1996, File No. 1-12387).
 10.4      --    Benefits Agreement, dated December 11, 1996, by and among El
                 Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                 registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
 10.5      --    Insurance Agreement, dated December 11, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
 10.6      --    Tax Sharing Agreement, dated December 11, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                 Newport News Shipbuilding Inc., the registrant, and El Paso
                 Natural Gas Company (incorporated herein by reference from
                 Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
 10.7      --    First Amendment to Tax Sharing Agreement, dated as of
                 December 11, 1996, among El Paso Tennessee Pipeline Co.
                 (formerly Tenneco Inc.), the registrant, El Paso Natural Gas
                 Company and Newport News Shipbuilding Inc. (incorporated
                 herein by reference from Exhibit 10.7 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
 10.8      --    Tenneco Automotive Inc. Value Added "TAVA" Incentive
                 Compensation Plan (incorporated herein by reference from
                 Exhibit 10.8 of the registrant's Quarterly Report on Form
                 10-Q for the quarter ended September 30, 2003, File No.
                 1-12387).
 10.9      --    Tenneco Automotive Inc. Change of Control Severance Benefits
                 Plan for Key Executives (incorporated herein by reference
                 from Exhibit 10.13 of the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).
 10.10     --    Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                 Registration Statement on Form S-4, Reg. No. 333-93757).
 10.11     --    Tenneco Automotive Inc. Key Executive Pension Plan
                 (incorporated herein by reference from Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.12     --    Tenneco Automotive Inc. Deferred Compensation Plan
                 (incorporated herein by reference from Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.13     --    Tenneco Automotive Inc. Supplemental Executive Retirement
                 Plan (incorporated herein by reference from Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 2000, File No. 1-12387).
 10.14     --    Human Resources Agreement by and between Tenneco Automotive
                 Inc. and Tenneco Packaging Inc. dated November 4, 1999
                 (incorporated herein by reference to Exhibit 99.1 to the
                 registrant's Current Report on Form 8-K dated November 4,
                 1999, File No. 1-12387).
 10.15     --    Tax Sharing Agreement by and between Tenneco Automotive Inc.
                 and Tenneco Packaging Inc. dated November 3, 1999
                 (incorporated herein by reference to Exhibit 99.2 to the
                 registrant's Current Report on Form 8-K dated November 4,
                 1999, File No. 1-12387).
 10.16     --    Amended and Restated Transition Services Agreement by and
                 between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                 dated as of November 4, 1999 (incorporated herein by
                 reference from Exhibit 10.21 of the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-12387).
 10.17     --    Assumption Agreement among Tenneco Automotive Operating
                 Company Inc., Tenneco International Holding Corp., Tenneco
                 Global Holdings Inc., The Pullman Company, Clevite
                 Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                 and the other Initial Purchasers listed in the Purchase
                 Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.24 of the registrant's
                 Registration Statement on Form S-4, Reg. No. 333-93757).
 10.18     --    Amendment No. 1 to Change in Control Severance Benefits Plan
                 for Key Executives (incorporated herein by reference from
                 Exhibit 10.23 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No. 1-12387).

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
 10.19     --    Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from
                 Exhibit 10.24 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.20     --    Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000, File No.
                 1-12387).
 10.21     --    Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference
                 from Exhibit 10.28 to the registrant's Annual Report on Form
                 10-K for the year ended December 31, 2000, File No.
                 1-12387).
 10.22     --    Form of Indemnity Agreement entered into between the
                 registrant and the following directors of the registrant:
                 Paul Stecko, M. Kathryn Eickhoff and Dennis Severance
                 (incorporated herein by reference from Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).
 10.23     --    Mark P. Frissora Special Appendix under Tenneco Automotive
                 Inc. Supplemental Executive Retirement Plan (incorporated
                 herein by reference from Exhibit 10.30 to the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 2000, File No. 1-12387).
 10.24     --    Letter Agreement dated as of June 1, 2001 between the
                 registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form
                 10-K for the year ended December 31, 2001. File No.
                 1-12387).
 10.25     --    Tenneco Automotive Inc. 2002 Long-Term Incentive Plan (As
                 Amended and Restated Effective March 11, 2003) (incorporated herein by reference from Exhibit 10.26 to the registrant's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2003. File No. 1-12387).
 10.26     --    Amendment to No. 1 Tenneco Automotive Inc. Deferred
                 Compensation Plan (incorporated herein by reference from
                 Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
 10.27     --    Tenneco Automotive Inc. Supplemental Stock Ownership Plan
                 (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2002, File No. 1-12387).
 11        --    None.
*12        --    Computation of Ratio of Earnings to Fixed Charges.
*15        --    Letter of Deloitte and Touche LLP regarding interim
                 financial information.
 18        --    None.
 22        --    None.
 23        --    None.
 24        --    None.
*31.1      --    Certification of Mark P. Frissora under Section 302 of the
                 Sarbanes-Oxley Act of 2002.
*31.2      --    Certification of Kenneth R. Trammell under Section 302 of
                 the Sarbanes-Oxley Act of 2002.
*32.1      --    Certification of Mark P. Frissora and Kenneth R. Trammell
                 under Section 906 of the Sarbanes-Oxley Act of 2002.
 99        --    None.

---------------

* Filed herewith.