Form 10-Q
period 2004-06-30
TENNECO AUTOMOTIVE INC
filed 2004-08-06
CIK 1024725

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

             For the Quarterly Period Ended June 30, 2004

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

     Common Stock, par value $.01 per share: 42,004,205 shares as of July 31, 2004.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                  PAGE
                                                                  ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)..................        4
     Tenneco Automotive Inc. and Consolidated Subsidiaries--
       Report of Independent Registered Public Accounting
        Firm................................................        4
       Statements of Income.................................        5
       Balance Sheets.......................................        6
       Statements of Cash Flows.............................        7
       Statements of Changes in Shareholders' Equity........        8
       Statements of Comprehensive Income...................        9
       Notes to Consolidated Financial Statements...........       10
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............       28
  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk.......................................       52
  Item 4. Controls and Procedures...........................       52
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings.................................        *
  Item 2. Changes in Securities and Use of Proceeds.........        *
  Item 3. Defaults Upon Senior Securities...................        *
  Item 4. Submission of Matters to a Vote of Security
          Holders...........................................       53
  Item 5. Other Information.................................        *
  Item 6. Exhibits and Reports on Form 8-K..................       53

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TENNECO AUTOMOTIVE INC.

     We have reviewed the accompanying consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of June 30, 2004, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows and changes in shareholders' equity for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of Tenneco Automotive Inc.'s management.

     We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of December 31, 2003, and the related consolidated statements of income (loss), cash flows, changes in shareholders' equity and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated March 9, 2004, we expressed an unqualified opinion on those consolidated financial statements (such report includes explanatory paragraphs relating to (i) a change in accounting for goodwill and intangible assets upon the adoption of Statement of Financial Accounting Standards No. 142, and (ii) the application of procedures relating to certain disclosures and reclassifications of financial statement amounts related to the 2001 financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures and reclassifications). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Chicago, Illinois
August 6, 2004

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                              THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                              ----------------------------    --------------------------
                                                  2004            2003           2004           2003
                                              ------------    ------------    -----------    -----------
                                                    (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues........    $     1,114     $       998     $     2,148    $     1,919
                                              -----------     -----------     -----------    -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation
     shown below).........................            874             779           1,704          1,522
  Engineering, research, and
     development..........................             19              13              34             32
  Selling, general, and administrative....            100              97             211            185
  Depreciation and amortization of other
     intangibles..........................             44              41              89             80
                                              -----------     -----------     -----------    -----------
                                                    1,037             930           2,038          1,819
                                              -----------     -----------     -----------    -----------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.............             (1)             (1)             (1)            (1)
  Other income (loss).....................             --              --              --             (1)
                                              -----------     -----------     -----------    -----------
                                                       (1)             (1)             (1)            (2)
                                              -----------     -----------     -----------    -----------
INCOME BEFORE INTEREST EXPENSE, INCOME
  TAXES, AND MINORITY INTEREST............             76              67             109             98
  Interest expense (net of interest
     capitalized).........................             34              38              69             69
  Income tax expense......................             10               3               9              1
  Minority interest.......................              2               2               3              3
                                              -----------     -----------     -----------    -----------
NET INCOME................................    $        30     $        24     $        28    $        25
                                              ===========     ===========     ===========    ===========
EARNINGS PER SHARE
Average shares of common stock
  outstanding--
  Basic...................................     41,475,722      40,394,671      41,132,232     40,244,623
  Diluted.................................     44,181,228      41,333,408      43,839,409     41,137,177
Basic earnings per share of common
  stock...................................    $      0.73     $      0.59     $      0.69    $      0.61
Diluted earnings per share of common
  stock...................................    $      0.69     $      0.58     $      0.65    $      0.60

  The accompanying notes to financial statements are an integral part of these statements of income.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                JUNE 30,    DECEMBER 31,
                                                                  2004          2003
                                                                --------    ------------
                                                                       (MILLIONS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $   166       $   145
  Receivables--
    Customer notes and accounts, net........................        530           427
    Other...................................................         20            15
  Inventories--
    Finished goods..........................................        153           149
    Work in process.........................................         83            73
    Raw materials...........................................         78            83
    Materials and supplies..................................         38            38
  Deferred income taxes.....................................         62            63
  Prepayments and other.....................................        140           112
                                                                -------       -------
                                                                  1,270         1,105
                                                                -------       -------
Other assets:
  Long-term notes receivable, net...........................         22            21
  Goodwill..................................................        192           193
  Intangibles, net..........................................         24            25
  Deferred income taxes.....................................        202           189
  Pension assets............................................          7             6
  Other.....................................................        147           145
                                                                -------       -------
                                                                    594           579
                                                                -------       -------
Plant, property, and equipment, at cost.....................      2,278         2,303
  Less--Reserves for depreciation and amortization..........      1,219         1,192
                                                                -------       -------
                                                                  1,059         1,111
                                                                -------       -------
                                                                $ 2,923       $ 2,795
                                                                =======       =======

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
    debt)...................................................    $    20       $    20
  Trade payables............................................        669           621
  Accrued taxes.............................................         30            19
  Accrued interest..........................................         39            42
  Accrued liabilities.......................................        211           162
  Other.....................................................         28            29
                                                                -------       -------
                                                                    997           893
                                                                -------       -------
Long-term debt..............................................      1,399         1,410
                                                                -------       -------
Deferred income taxes.......................................        124           119
                                                                -------       -------
Postretirement benefits.....................................        272           266
                                                                -------       -------
Deferred credits and other liabilities......................         35            26
                                                                -------       -------
Commitments and contingencies
Minority interest...........................................         23            23
                                                                -------       -------
Shareholders' equity:
  Common stock..............................................         --            --
  Premium on common stock and other capital surplus.........      2,757         2,751
  Accumulated other comprehensive loss......................       (260)         (241)
  Retained earnings (accumulated deficit)...................     (2,184)       (2,212)
                                                                -------       -------
                                                                    313           298
  Less--Shares held as treasury stock, at cost..............        240           240
                                                                -------       -------
                                                                     73            58
                                                                -------       -------
                                                                $ 2,923       $ 2,795
                                                                =======       =======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS
                                                                    ENDED
                                                                   JUNE 30,
                                                                --------------
                                                                2004     2003
                                                                -----    -----
                                                                  (MILLIONS)
OPERATING ACTIVITIES
Net income..................................................    $  28    $  25
Adjustments to reconcile net income to cash provided (used)
  by operating activities--
  Depreciation and amortization of other intangibles........       89       80
  Deferred income taxes.....................................       (5)     (10)
  Changes in components of working capital--
     (Increase) decrease in receivables.....................     (113)     (87)
     (Increase) decrease in inventories.....................      (16)      24
     (Increase) decrease in prepayments and other current
      assets................................................      (27)      (1)
     Increase (decrease) in payables........................       60       30
     Increase (decrease) in accrued taxes...................       13      (19)
     Increase (decrease) in accrued interest................       (2)      (5)
     Increase (decrease) in other current liabilities.......       24      (19)
  Other.....................................................        8       10
                                                                -----    -----
Net cash provided by operating activities...................       59       28
                                                                -----    -----
INVESTING ACTIVITIES
Net proceeds from sale of assets............................       11        3
Expenditures for plant, property, and equipment.............      (54)     (54)
Investments and other.......................................       (2)      (2)
                                                                -----    -----
Net cash used by investing activities.......................      (45)     (53)
                                                                -----    -----
Net cash provided (used) before financing activities........       14      (25)
FINANCING ACTIVITIES
Issuance of common shares...................................        4       --
Proceeds from capital contributions.........................       --        1
Issuance of long-term debt..................................       --      350
Debt issuance costs on long-term debt.......................       --      (12)
Retirement of long-term debt................................       (4)    (276)
Net increase (decrease) in short-term debt excluding current
  maturities of long-term debt..............................        1      (25)
Other.......................................................        2       (1)
                                                                -----    -----
Net cash provided by financing activities...................        3       37
                                                                -----    -----
Effect of foreign exchange rate changes on cash and cash
  equivalents...............................................        4       (8)
                                                                -----    -----
Increase in cash and cash equivalents.......................       21        4
Cash and cash equivalents, January 1........................      145       54
                                                                -----    -----
Cash and cash equivalents, June 30 (Note)...................    $ 166    $  58
                                                                =====    =====
Cash paid during the period for interest....................    $  74    $  67
Cash paid during the period for income taxes (net of
  refunds)..................................................    $   7    $  30

NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                       ----------------------------------------------
                                                               2004                     2003
                                                       ---------------------    ---------------------
                                                         SHARES      AMOUNT       SHARES      AMOUNT
                                                       ----------    -------    ----------    -------
                                                              (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1..................................    42,167,296    $    --    41,347,340    $    --
  Issued pursuant to benefit plans.................       450,109         --       541,865         --
  Stock options exercised..........................       676,107         --        35,106         --
                                                       ----------    -------    ----------    -------
Balance June 30....................................    43,293,512         --    41,924,311         --
                                                       ==========    =======    ==========    =======
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1..................................                    2,751                    2,749
  Premium on common stock issued pursuant to
     benefit plans.................................                        6                        2
                                                                     -------                  -------
Balance June 30....................................                    2,757                    2,751
                                                                     -------                  -------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance January 1..................................                     (241)                    (357)
  Other comprehensive income (loss)................                      (19)                      73
                                                                     -------                  -------
Balance June 30....................................                     (260)                    (284)
                                                                     -------                  -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1..................................                   (2,212)                  (2,246)
  Net income.......................................                       28                       25
                                                                     -------                  -------
Balance June 30....................................                   (2,184)                  (2,221)
                                                                     -------                  -------
LESS--COMMON STOCK HELD AS TREASURY STOCK, AT COST
Balance January 1 and June 30......................     1,294,692        240     1,294,692        240
                                                       ==========    -------    ==========    -------
       Total.......................................                  $    73                  $     6
                                                                     =======                  =======

      The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                       STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED JUNE 30,
                                                  ----------------------------------------------------------------
                                                               2004                              2003
                                                  ------------------------------    ------------------------------
                                                   ACCUMULATED                       ACCUMULATED
                                                      OTHER                             OTHER
                                                  COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE
                                                     INCOME           INCOME           INCOME           INCOME
                                                     (LOSS)           (LOSS)           (LOSS)           (LOSS)
                                                  -------------    -------------    -------------    -------------
                                                                             (MILLIONS)
NET INCOME....................................                         $ 30                               $24
                                                                       ----                               ---
ACCUMULATED OTHER COMPREHENSIVE LOSS
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance April 1.............................        $(149)                            $(251)
    Translation of foreign currency
      statements..............................          (13)            (13)               47              47
                                                      -----                             -----
  Balance June 30.............................         (162)                             (204)
                                                      -----                             -----
FAIR VALUE OF INTEREST RATE SWAPS
  Balance April 1.............................           --                                --
    Fair value adjustment.....................           --              --                --              --
                                                      -----                             -----
  Balance June 30.............................           --                                --
                                                      -----                             -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance April 1 and June 30.................          (98)                              (80)
                                                      -----                             -----
Balance June 30...............................        $(260)                            $(284)
                                                      =====            ----             =====             ---
Other comprehensive income (loss).............                          (13)                               47
                                                                       ----                               ---
COMPREHENSIVE INCOME..........................                         $ 17                               $71
                                                                       ====                               ===

                                                                     SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------------------------------------------
                                                               2004                              2003
                                                  ------------------------------    ------------------------------
                                                   ACCUMULATED                       ACCUMULATED
                                                      OTHER                             OTHER
                                                  COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE
                                                     INCOME           INCOME           INCOME           INCOME
                                                     (LOSS)           (LOSS)           (LOSS)           (LOSS)
                                                  -------------    -------------    -------------    -------------
                                                                             (MILLIONS)
NET INCOME....................................                         $ 28                               $25
                                                                       ----                               ---
ACCUMULATED OTHER COMPREHENSIVE LOSS
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1...........................        $(143)                            $(273)
    Translation of foreign currency
      statements..............................          (19)            (19)               69              69
                                                      -----                             -----
  Balance June 30.............................         (162)                             (204)
                                                      -----                             -----
FAIR VALUE OF INTEREST RATE SWAPS
  Balance January 1...........................           --                                (4)
    Fair value adjustment.....................           --              --                 4               4
                                                      -----                             -----
  Balance June 30.............................           --                                --
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance January 1 and June 30...............          (98)                              (80)
                                                      -----                             -----
Balance June 30...............................        $(260)                            $(284)
                                                      =====            ----             =====             ---
Other comprehensive income (loss).............                          (19)                               73
                                                                       ----                               ---
COMPREHENSIVE INCOME..........................                         $  9                               $98
                                                                       ====                               ===

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

     (2) In June 2003, we issued $350 million of 10 1/4 percent senior secured notes in a private placement. The notes have a final maturity date of July 15, 2013. The notes accrued interest from June 19, 2003 with a first interest payment date of January 15, 2004. In October 2003, we completed an offer to exchange all of the notes issued in the June 2003 private placement for a like amount of the 10 1/4 percent senior secured notes, with substantially identical terms, which had been registered under the Securities Act of 1933.

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

     In December 2003, we amended and restated our senior credit facility and in connection therewith, we issued an additional $125 million of 10 1/4 percent senior secured notes in a private placement. We received $136 million of net proceeds from the offering of the additional $125 million of 10 1/4 percent senior secured notes, after deducting underwriting discounts and commissions and other expenses and including a 13 percent price premium over par. We also received $391 million in net proceeds from the new term loan B borrowings under the amended and restated senior credit facility, after deducting fees and other expenses. We used the combined net proceeds of $527 million to prepay the $514 million outstanding under term loans A, B and C under the senior credit facility immediately prior to the completion of the transaction. The remaining $13 million of net proceeds were used for general corporate purposes. In addition, we received $6 million of accrued interest on the new notes for the period from June 19 through December 12, 2003 that investors paid

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

us and that we subsequently used to pay, on January 15, 2004, the accrued interest on the notes from June 19, 2003. In June 2004, we completed an offer to exchange all of the notes issued in the December 2003 private placement for a like amount of the 10 1/4 percent senior secured notes, with substantially identical terms, which have been registered under the Securities Act of 1933.

     We incurred $27 million in fees associated with the issuance of the aggregate $475 million of 10 1/4 percent senior secured notes and the amendment and restatement of our senior credit facility which will be amortized over the term of the senior secured notes and the amended and restated senior credit facility.

     After giving effect to the use of the net proceeds from both the June and December transactions, we expect these transactions would have increased our annual interest expense by approximately $9 million for 2003. This does not give effect to the fixed-to-floating interest rate swaps we completed in April 2004, described below. In addition, we expensed in the second and fourth quarters of 2003 a total of approximately $12 million of existing deferred debt issuance costs as a result of retiring the term loans under the senior credit facility.

     In April 2004, we amended our senior credit facility in connection with a proposed transaction to refinance our outstanding senior subordinated notes. While we abandoned the proposed transaction in late May 2004, the amendment remains in effect. The amendment permitted certain aspects of the transaction and made other minor technical changes.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at a per annum rate of 10 1/4 percent to floating interest rate debt at a per annum rate of LIBOR plus a spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. Based on the current LIBOR as determined under these agreements of 1.86 percent (which remains in effect until January 15, 2005), these swaps would reduce our annual interest expense by approximately $4 million. The swaps qualify as fair value hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such are recorded on the balance sheet at market value with an offset to the underlying hedged item, which is long-term debt. As of June 30, 2004, the fair value of the interest rate swaps was approximately a negative $6 million, which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities.

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

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. Project Genesis involved closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The closed facilities included an emission control aftermarket plant and an aftermarket distribution operation in Europe, a ride control plant in Europe, an engineering center in Europe, one building at an emission control plant complex in North America, a technology facility in North America, an exhaust manufacturing facility in North America, and our London-based treasury office. In the fourth quarter of 2001, we recorded pre-tax charges related to Project Genesis of $27 million. Within the statement of income, $23 million of the pre-tax charge was reflected in cost of sales, while $4 million was included in selling, general and administrative expenses. We also recorded a pre-tax charge of $4 million in cost of sales

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter of 2001 for the value mapping and rearrangement of one of our emission control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $0.81 per diluted common share. As of December 31, 2003, we have eliminated 974 positions in connection with Project Genesis. Additionally, we executed this plan more efficiently than originally anticipated and as a result in the fourth quarter of 2002 reduced our reserves related to this restructuring activity by $6 million, which was recorded in cost of sales. In the fourth quarter of 2003, we reclassified $2 million of severance reserve to the asset impairment reserve. This reclassification became necessary as actual asset impairments along with the sale of our closed facilities were different than the original estimates. We completed the remaining restructuring activities related to Project Genesis in the second quarter of 2004.

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

     In October of 2003 we announced the closure of an emission control manufacturing facility in Birmingham, U.K. Approximately 130 employees will be eligible for severance benefits in accordance with union contracts and U.K. legal requirements. We incurred approximately $2 million in costs related to this action in the first six months of 2004. Additional costs related to this closing are not expected to exceed $3 million and will be recorded in the second half of 2004. This action is in addition to the plant closures announced in Project Genesis in the fourth quarter of 2001.

     In addition to the above costs, we incurred $8 million in restructuring and restructuring related costs in the first six months of 2004. These costs are primarily related to the continuation of the optimization of our manufacturing footprint that was started with Project Genesis in 2001.

     Including the costs incurred in 2002 and 2003 of $18 million, we have incurred a total of $28 million for activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for these actions.

     Amounts related to the reserves we have established regarding activities that are part of our restructuring plans are as follows:

                                            DECEMBER 31,                                              JUNE 30,
                                                2003           2004      CHARGED TO    IMPACT OF        2004
                                            RESTRUCTURING      CASH        ASSET       EXCHANGE     RESTRUCTURING
                                               RESERVE       PAYMENTS     ACCOUNTS       RATES         RESERVE
                                            -------------    --------    ----------    ---------    -------------
                                                                         (MILLIONS)
Severance...............................         $1             $1          $--           $--            $--
Asset Impairment........................         --             --           --            --             --
Other...................................         --             --           --            --             --
                                                 --             --          ---           ---            ---
                                                 $1             $1          $--           $--            $--
                                                 ==             ==          ===           ===            ===

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives over the 2002-2006 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. As of June 30, 2004, we have excluded $29 million of the $60 million available under the terms of the senior credit facility. In addition to

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

the announced actions, we continue to evaluate additional opportunities to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution and manufacturing footprint for the future. There can be no assurances, however, that we will undertake additional restructuring actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee, and if the costs of the plans exceed the amount previously approved by our senior lenders, could require approval by our senior lenders. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

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

     As of June 30, 2004, we are designated as a potentially responsible party in one Superfund site. We have estimated our share of the remediation costs for this site to be less than $1 million in the aggregate. In addition to the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $11 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

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

     Below is a table that shows the activity in the warranty accrual accounts:

                                                              SIX MONTHS
                                                                 ENDED
                                                               JUNE 30,
                                                              -----------
                                                              2004   2003
                                                              ----   ----
                                                              (MILLIONS)
Beginning Balance...........................................  $18    $21
Accruals related to product warranties......................    3      5
Reductions for payments made................................   (3)    (3)
                                                              ---    ---
Ending Balance..............................................  $18    $23
                                                              ===    ===

     (5) In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was revised in December 2003. FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

significant financial support provided to it. This interpretation as revised is effective January 1, 2004. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

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

     On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. As permitted by FASB Staff Position ("FSP") 106-1, we previously chose to defer recognizing the effects of the Act on our postretirement healthcare insurance plans until authoritative guidance was issued by the FASB. Accordingly, our measure of the accumulated projected benefit obligation and net periodic postretirement benefit expense do not reflect the effects of the Act. In May 2004, the FASB issued FSP No. 106-2, which supercedes FSP No. 106-1 and requires the commencement of accounting recognition for the effects of the Act no later than our quarter ending September 30, 2004. We anticipate implementing the accounting guidance related to the effects of the Act during the quarter ending September 30, 2004. We anticipate the Act will result in a reduction of our future net healthcare expenses and liabilities.

     (6) We entered into an agreement during the third quarter of 2000 to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party, net of a purchase discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $148 million and $128 million at June 30, 2004 and 2003, respectively. We recognized a loss of less than $1 million in each of the six months ended June 30, 2004 and 2003, respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, and it averaged approximately 4 percent during the time period in 2004 when we sold receivables. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     (7) We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," and amended by SFAS No. 148, "Accounting for Stock-based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123," we follow the disclosure requirements only of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123:

                                                             THREE MONTHS             SIX MONTHS
                                                                 ENDED                   ENDED
                                                               JUNE 30,                JUNE 30,
                                                           -----------------       -----------------
                                                           2004        2003        2004        2003
                                                           -----       -----       -----       -----
                                                                    (MILLIONS EXCEPT SHARE
                                                                    AND PER SHARE AMOUNTS)
Net income...............................................  $  30       $  24       $  28       $  25
Add: Stock-based employee compensation expense included
  in net income, net of income tax.......................      1           1           8          --
Deduct: Stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of income tax..............................     (1)         (1)         (9)         (1)
                                                           -----       -----       -----       -----
Pro forma net income.....................................  $  30       $  24       $  27       $  24
                                                           =====       =====       =====       =====
Earnings per share:
Basic--as reported.......................................  $0.73       $0.59       $0.69       $0.61
Basic--pro forma.........................................  $0.73       $0.58       $0.67       $0.59
Diluted--as reported.....................................  $0.69       $0.58       $0.65       $0.60
Diluted--pro forma.......................................  $0.68       $0.57       $0.63       $0.58

     The fair value of each option granted during the first six months of 2004 and 2003 is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for grants in the first six months of 2004 and 2003, respectively: (i) risk-free interest rates of
4.07 percent and 5.20 percent; (ii) expected lives of 10 years and 10 years;
(iii) expected volatility of 43.56 percent and 39.52 percent; and (iv) dividend yield of 0.00 percentage and 0.00 percentage.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     (8) Earnings per share of common stock outstanding were computed as follows:

                                                THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                ---------------------------   -------------------------
                                                    2004           2003          2004          2003
                                                ------------   ------------   -----------   -----------
                                                     (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic earnings per share--
  Net income..................................  $        30    $        24    $        28   $        25
                                                ===========    ===========    ===========   ===========
  Average shares of common stock
    outstanding...............................   41,475,722     40,394,671     41,132,232    40,244,623
                                                ===========    ===========    ===========   ===========
  Earnings per average share of common
    stock.....................................  $      0.73    $      0.59    $      0.69   $      0.61
                                                ===========    ===========    ===========   ===========
Diluted earnings per share--
  Net income..................................  $        30    $        24    $        28   $        25
                                                ===========    ===========    ===========   ===========
  Average shares of common stock
    outstanding...............................   41,475,722     40,394,671     41,132,232    40,244,623
  Effect of dilutive securities:
    Restricted stock..........................      241,371         18,866        268,634        45,930
    Stock options.............................    2,464,135        919,871      2,438,543       846,624
                                                -----------    -----------    -----------   -----------
  Average shares of common stock outstanding
    including dilutive shares.................   44,181,228     41,333,408     43,839,409    41,137,177
                                                ===========    ===========    ===========   ===========
  Earnings per average share of common
    stock.....................................  $      0.69    $      0.58    $      0.65   $      0.60
                                                ===========    ===========    ===========   ===========

     Options to purchase 748,652 and 4,709,501 shares of common stock were outstanding at June 30, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares on such dates.

     (9) Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

                                              PENSION          POSTRETIREMENT          PENSION           POSTRETIREMENT
                                           --------------      ---------------      --------------      ----------------
                                                   THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                        JUNE 30,                                  JUNE 30,
                                           -----------------------------------      ------------------------------------
                                           2004      2003      2004       2003      2004      2003      2004       2003
                                           ----      ----      -----      ----      ----      ----      -----      -----
                                                       (MILLIONS)                                (MILLIONS)
Service cost.............................  $ 5       $ 4       $  1        $1       $ 10      $  8      $  1       $   3
Interest cost............................    7         7          2         3         15        14         4           5
Expected return on plan assets...........   (7)       (7)        --        --        (15)      (14)       --          --
Net amortization:
  Actuarial loss.........................    2         1          1         1          3         1         3           2
  Prior service cost.....................    1         1         (2)       --          2         2        (4)         (1)
                                           ---       ---       -----       --       ----      ----      -----      -----
Net pension and postretirement costs.....  $ 7       $ 6       $  2        $5       $ 15      $ 11      $  4       $   9
                                           ===       ===       =====       ==       ====      ====      =====      =====

     For the six months ended June 30, 2004, we made pension contributions of approximately $8 million. Based on current actuarial estimates, we believe we will be required to make approximately $10 million to $15 million in contributions for the remainder of 2004.

     We made postretirement contributions of approximately $3 million during the first six months of 2004. Based on current actuarial estimates, we believe we will be required to make approximately $3 million in contributions for the remainder of 2004.

     (10) We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $4 million and $5 million at June 30, 2004 and 2003, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

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

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, travel and procurement card programs, and cash management requirements for some of our subsidiaries totaling $34 million. We have also issued $18 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

     (11) We are a global manufacturer with two geographic reportable segments:
North America and Europe. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. We evaluate segment performance based primarily on income before interest expense, income taxes, and minority interest. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     The following table summarizes certain segment information:

                                                                           SEGMENT
                                                -------------------------------------------------------------
                                                                                     RECLASS
                                                NORTH AMERICA    EUROPE    OTHER     & ELIMS     CONSOLIDATED
                                                -------------    ------    -----    ---------    ------------
                                                                         (MILLIONS)
FOR THE THREE MONTHS ENDED JUNE 30, 2004
Revenues from external customers............       $  523        $  446    $145       $ --          $1,114
Intersegment revenues.......................            2            13       5        (20)             --
Income before interest, income taxes, and
  minority interest.........................           50            14      12         --              76
FOR THE THREE MONTHS ENDED JUNE 30, 2003
Revenues from external customers............       $  501        $  388    $109       $ --          $  998
Intersegment revenues.......................            2            10       3        (15)             --
Income before interest, income taxes, and
  minority interest.........................           49            11       7         --              67
AT JUNE 30, 2004, AND FOR THE SIX MONTHS
  THEN ENDED
Revenues from external customers............       $1,026        $  854    $268       $ --          $2,148
Intersegment revenues.......................            3            27      10        (40)             --
Income before interest, income taxes, and
  minority interest.........................           80            11      18         --             109
Total Assets................................          747         1,138     918        120           2,923
AT JUNE 30, 2003, AND FOR THE SIX MONTHS
  THEN ENDED
Revenues from external customers............       $  982        $  733    $204       $ --          $1,919
Intersegment revenues.......................            4            19       5        (28)             --
Income before interest, income taxes, and
  minority interest.........................           77            10      11         --              98
Total Assets................................          755         1,057     737        124           2,673

     (12) Supplemental guarantor condensed financial statements are presented below:

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                         FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External.......................        $489            $625             $ --           $ --         $1,114
     Affiliated companies...........          10              81               --            (91)            --
                                            ----            ----             ----           ----         ------
                                             499             706               --            (91)         1,114
                                            ----            ----             ----           ----         ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......         384             581               --            (91)           874
  Engineering, research, and
     development....................           9              10               --             --             19
  Selling, general, and
     administrative.................          52              48               --             --            100
  Depreciation and amortization of
     other intangibles..............          20              24               --             --             44
                                            ----            ----             ----           ----         ------
                                             465             663               --            (91)         1,037
                                            ----            ----             ----           ----         ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.......          --              (1)              --             --             (1)
  Other income (loss)...............          10              (8)              --             (2)            --
                                            ----            ----             ----           ----         ------
                                              10              (9)              --             (2)            (1)
                                            ----            ----             ----           ----         ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES.........          44              34               --             (2)            76
  Interest expense--
     External (net of interest
       capitalized).................          --               2               32             --             34
     Affiliated companies (net of
       interest income).............          21              (3)             (18)            --             --
  Income tax expense (benefit)......         (31)             12              (17)           (46)            10
  Minority interest.................          --               2               --             --              2
                                            ----            ----             ----           ----         ------
                                              54              21                3            (48)            30
  Equity in net income (loss) from
     affiliated companies...........          24              --               27            (51)            --
                                            ----            ----             ----           ----         ------
NET INCOME (LOSS)...................        $ 78            $ 21             $ 30           $(99)        $   30
                                            ====            ====             ====           ====         ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                         FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External.......................        $478            $520             $ --           $ --          $998
     Affiliated companies...........          12              87               --            (99)           --
                                            ----            ----             ----           ----          ----
                                             490             607               --            (99)          998
                                            ----            ----             ----           ----          ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......         379             499               --            (99)          779
  Engineering, research, and
     development....................           6               7               --             --            13
  Selling, general, and
     administrative.................          44              53               --             --            97
  Depreciation and amortization of
     other intangibles..............          18              23               --             --            41
                                            ----            ----             ----           ----          ----
                                             447             582               --            (99)          930
                                            ----            ----             ----           ----          ----
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.......          --              (1)              --             --            (1)
  Other income (loss)...............          --              --               --             --            --
                                            ----            ----             ----           ----          ----
                                              --              (1)              --             --            (1)
                                            ----            ----             ----           ----          ----
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES.........          43              24               --             --            67
  Interest expense--
     External (net of interest
       capitalized).................          (1)              1               38             --            38
     Affiliated companies (net of
       interest income).............          25              (2)             (23)            --            --
  Income tax expense (benefit)......          (1)             (3)             (20)            27             3
  Minority interest.................          --               2               --             --             2
                                            ----            ----             ----           ----          ----
                                              20              26                5            (27)           24
  Equity in net income (loss) from
     affiliated companies...........          33              (1)              19            (51)           --
                                            ----            ----             ----           ----          ----
NET INCOME (LOSS)...................        $ 53            $ 25             $ 24           $(78)         $ 24
                                            ====            ====             ====           ====          ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                          FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External.......................        $890           $1,258            $ --           $  --        $2,148
     Affiliated companies...........          27              107              --            (134)           --
                                            ----           ------            ----           -----        ------
                                             917            1,365              --            (134)        2,148
                                            ----           ------            ----           -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......         703            1,135              --            (134)        1,704
  Engineering, research, and
     development....................          16               18              --              --            34
  Selling, general, and
     administrative.................         108              103              --              --           211
  Depreciation and amortization of
     other intangibles..............          39               50              --              --            89
                                            ----           ------            ----           -----        ------
                                             866            1,306              --            (134)        2,038
                                            ----           ------            ----           -----        ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.......          --               (1)             --              --            (1)
  Other income (loss)...............          18              (11)             --              (7)           --
                                            ----           ------            ----           -----        ------
                                              18              (12)             --              (7)           (1)
                                            ----           ------            ----           -----        ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES.........          69               47              --              (7)          109
  Interest expense--
     External (net of interest
       capitalized).................          --                3              66              --            69
     Affiliated companies (net of
       interest income).............          42               (5)            (37)             --            --
  Income tax expense (benefit)......         (34)              14             (35)             64             9
  Minority interest.................          --                3              --              --             3
                                            ----           ------            ----           -----        ------
                                              61               32               6             (71)           28
  Equity in net income (loss) from
     affiliated companies...........          38               --              22             (60)           --
                                            ----           ------            ----           -----        ------
NET INCOME (LOSS)...................        $ 99           $   32            $ 28           $(131)       $   28
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                          FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating revenues--
     External.......................        $865           $1,054            $ --           $  --        $1,919
     Affiliated companies...........          23              107              --            (130)           --
                                            ----           ------            ----           -----        ------
                                             888            1,161              --            (130)        1,919
                                            ----           ------            ----           -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......         696              956              --            (130)        1,522
  Engineering, research, and
     development....................          16               16              --              --            32
  Selling, general, and
     administrative.................          85              100              --              --           185
  Depreciation and amortization of
     other intangibles..............          36               44              --              --            80
                                            ----           ------            ----           -----        ------
                                             833            1,116              --            (130)        1,819
                                            ----           ------            ----           -----        ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.......          --               (1)             --              --            (1)
  Other income (loss)...............          (1)               2              --              (2)           (1)
                                            ----           ------            ----           -----        ------
                                              (1)               1              --              (2)           (2)
                                            ----           ------            ----           -----        ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES.........          54               46              --              (2)           98
  Interest expense--
     External (net of interest
       capitalized).................          (1)               2              68              --            69
     Affiliated companies (net of
       interest income).............          42                1             (43)             --            --
  Income tax expense (benefit)......          (5)              (1)            (35)             42             1
  Minority interest.................          --                3              --              --             3
                                            ----           ------            ----           -----        ------
                                              18               41              10             (44)           25
  Equity in net income (loss) from
     affiliated companies...........          45               (2)             15             (58)           --
                                            ----           ------            ----           -----        ------
NET INCOME (LOSS)...................        $ 63           $   39            $ 25           $(102)       $   25
                                            ====           ======            ====           =====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                    JUNE 30, 2004
                                       ------------------------------------------------------------------------
                                                                         TENNECO
                                                                     AUTOMOTIVE INC.
                                        GUARANTOR     NONGUARANTOR       (PARENT       RECLASS &
                                       SUBSIDIARIES   SUBSIDIARIES      COMPANY)         ELIMS     CONSOLIDATED
                                       ------------   ------------   ---------------   ---------   ------------
                                                                      (MILLIONS)
               ASSETS
Current assets:
  Cash and cash equivalents..........     $   96         $   70          $   --         $    --       $  166
  Receivables, net...................        163            595              23            (231)         550
  Inventories........................         99            253              --              --          352
  Deferred income taxes..............         70              9              --             (17)          62
  Prepayments and other..............         30            110              --              --          140
                                          ------         ------          ------         -------       ------
                                             458          1,037              23            (248)       1,270
                                          ------         ------          ------         -------       ------
Other assets:
  Investment in affiliated
     companies.......................        289             --           2,118          (2,407)          --
  Notes and advances receivable from
     affiliates......................      2,811             39           3,284          (6,134)          --
  Long-term notes receivable, net....          2             20              --              --           22
  Goodwill...........................        136             56              --              --          192
  Intangibles, net...................         14             10              --              --           24
  Deferred income taxes..............        132             --             103             (33)         202
  Pension assets.....................         --              7              --              --            7
  Other..............................         47             66              34              --          147
                                          ------         ------          ------         -------       ------
                                           3,431            198           5,539          (8,574)         594
                                          ------         ------          ------         -------       ------
Plant, property, and equipment, at
  cost...............................        880          1,398              --              --        2,278
  Less--Reserves for depreciation and
     amortization....................        529            690              --              --        1,219
                                          ------         ------          ------         -------       ------
                                             351            708              --              --        1,059
                                          ------         ------          ------         -------       ------
                                          $4,240         $1,943          $5,562         $(8,822)      $2,923
                                          ======         ======          ======         =======       ======
           LIABILITIES AND
        SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt)
     Short-term
       debt--non-affiliated..........     $   --         $   16          $    4         $    --       $   20
     Short-term debt--affiliated.....         18            115              10            (143)          --
  Trade payables.....................        219            535              --             (85)         669
  Accrued taxes......................         --             42              16             (28)          30
  Other..............................        112            130              38              (2)         278
                                          ------         ------          ------         -------       ------
                                             349            838              68            (258)         997
Long-term debt--non-affiliated.......         --             15           1,384              --        1,399
Long-term debt--affiliated...........      2,103             --           4,031          (6,134)          --
Deferred income taxes................         68             39              --              17          124
Postretirement benefits and other
  liabilities........................        217             78               6               6          307
Commitments and contingencies
Minority interest....................         --             23              --              --           23
Shareholders' equity.................      1,503            950              73          (2,453)          73
                                          ------         ------          ------         -------       ------
                                          $4,240         $1,943          $5,562         $(8,822)      $2,923
                                          ======         ======          ======         =======       ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                  DECEMBER 31, 2003
                                       ------------------------------------------------------------------------
                                                                         TENNECO
                                                                     AUTOMOTIVE INC.
                                        GUARANTOR     NONGUARANTOR       (PARENT       RECLASS &
                                       SUBSIDIARIES   SUBSIDIARIES      COMPANY)         ELIMS     CONSOLIDATED
                                       ------------   ------------   ---------------   ---------   ------------
                                                                      (MILLIONS)
               ASSETS
Current assets:
  Cash and cash equivalents..........     $   70         $   75          $   --         $    --       $  145
  Receivables, net...................        136            449              19            (162)         442
  Inventories........................         89            254              --              --          343
  Deferred income taxes..............         85              9              --             (31)          63
  Prepayments and other..............         40             72              --              --          112
                                          ------         ------          ------         -------       ------
                                             420            859              19            (193)       1,105
                                          ------         ------          ------         -------       ------
Other assets:
  Investment in affiliated
     companies.......................        330             --           2,105          (2,435)          --
  Notes and advances receivable from
     affiliates......................      2,741             37           3,243          (6,021)          --
  Long-term notes receivable, net....          2             19              --              --           21
  Goodwill...........................        136             57              --              --          193
  Intangibles, net...................         14             11              --              --           25
  Deferred income taxes..............        124             --              78             (13)         189
  Pension assets.....................         --              6              --              --            6
  Other..............................         39             70              36              --          145
                                          ------         ------          ------         -------       ------
                                           3,386            200           5,462          (8,469)         579
                                          ------         ------          ------         -------       ------
Plant, property, and equipment, at
  cost...............................        877          1,426              --              --        2,303
  Less--Reserves for depreciation and
     amortization....................        511            681              --              --        1,192
                                          ------         ------          ------         -------       ------
                                             366            745              --              --        1,111
                                          ------         ------          ------         -------       ------
                                          $4,172         $1,804          $5,481         $(8,662)      $2,795
                                          ======         ======          ======         =======       ======
           LIABILITIES AND
        SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt)
       Short-term
          debt--non-affiliated.......     $   --         $   16          $    4         $    --       $   20
       Short-term debt--affiliated...         --            123              10            (133)          --
  Trade payables.....................        184            464              --             (27)         621
  Accrued taxes......................         --             32              17             (30)          19
  Other..............................        100             94              40              (1)         233
                                          ------         ------          ------         -------       ------
                                             284            729              71            (191)         893
Long-term debt--non-affiliated.......         --             17           1,393              --        1,410
Long-term debt--affiliated...........      2,062             --           3,959          (6,021)          --
Deferred income taxes................         92             40               1             (14)         119
Postretirement benefits and other
  liabilities........................        210             77              (1)              6          292
Commitments and contingencies
Minority interest....................         --             23              --              --           23
Shareholders' equity.................      1,524            918              58          (2,442)          58
                                          ------         ------          ------         -------       ------
                                          $4,172         $1,804          $5,481         $(8,662)      $2,795
                                          ======         ======          ======         =======       ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                              SIX MONTHS ENDED JUNE 30, 2004
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............        $ 80            $ 93             $(114)         $  --         $ 59
                                            ----            ----             -----          -----         ----
INVESTING ACTIVITIES
Net proceeds from sale of assets....          --              11                --             --           11
Expenditures for plant, property,
  and equipment.....................         (18)            (36)               --             --          (54)
Investments and other...............          (1)             (1)               --             --           (2)
                                            ----            ----             -----          -----         ----
Net cash used by investing
  activities........................         (19)            (26)               --             --          (45)
                                            ----            ----             -----          -----         ----
FINANCING ACTIVITIES
Issuance of common shares...........          --              --                 4             --            4
Proceeds from capital
  contributions.....................          --              --                --             --           --
Issuance of long-term debt..........          --              --                --             --           --
Debt issuance costs on long-term
  debt..............................          --              --                --             --           --
Retirement of long-term debt........          --              (2)               (2)            --           (4)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt......          --               1                --             --            1
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........         (35)            (77)              112             --           --
Other...............................          --               2                --             --            2
                                            ----            ----             -----          -----         ----
Net cash provided (used) by
  financing activities..............         (35)            (76)              114             --            3
                                            ----            ----             -----          -----         ----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................          --               4                --             --            4
                                            ----            ----             -----          -----         ----
Increase (decrease) in cash and cash
  equivalents.......................          26              (5)               --             --           21
Cash and cash equivalents, January
  1.................................          70              75                --             --          145
                                            ----            ----             -----          -----         ----
Cash and cash equivalents, June 30
  (Note)............................        $ 96            $ 70             $  --          $  --         $166
                                            ====            ====             =====          =====         ====

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                              SIX MONTHS ENDED JUNE 30, 2003
                                        --------------------------------------------------------------------------
                                                                            TENNECO
                                                                        AUTOMOTIVE INC.
                                         GUARANTOR      NONGUARANTOR        (PARENT        RECLASS
                                        SUBSIDIARIES    SUBSIDIARIES       COMPANY)        & ELIMS    CONSOLIDATED
                                        ------------    ------------    ---------------    -------    ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............        $ 68            $ 61             $(101)         $  --        $  28
                                            ----            ----             -----          -----        -----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets............................          --               3                --             --            3
Expenditures for plant, property,
  and equipment.....................         (20)            (34)               --             --          (54)
Investments and other...............          --              (2)               --             --           (2)
                                            ----            ----             -----          -----        -----
Net cash used by investing
  activities........................         (20)            (33)               --             --          (53)
                                            ----            ----             -----          -----        -----
FINANCING ACTIVITIES
Issuance of common shares...........          --              --                --             --           --
Proceeds from capital
  contributions.....................          --              --                 1             --            1
Issuance of long-term debt..........          --              --               350             --          350
Debt issuance costs on long-term
  debt..............................          --              --               (12)            --          (12)
Retirement of long-term debt........          --              (2)             (274)            --         (276)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt......          --              --               (25)            --          (25)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........         (47)            (14)               61             --           --
Other...............................          --              (1)               --             --           (1)
                                            ----            ----             -----          -----        -----
Net cash provided (used) by
  financing activities..............         (47)            (17)              101             --           37
                                            ----            ----             -----          -----        -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................          --              (8)               --             --           (8)
                                            ----            ----             -----          -----        -----
Increase (decrease) in cash and cash
  equivalents.......................           1               3                --             --            4
Cash and cash equivalents, January
  1.................................          --              54                --             --           54
                                            ----            ----             -----          -----        -----
Cash and cash equivalents, June 30
  (Note)............................        $  1            $ 57             $  --          $  --        $  58
                                            ====            ====             =====          =====        =====

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

     We have a substantial amount of indebtedness, with total debt, net of cash balances, of $1.253 billion as of June 30, 2004. As such, our ability to generate cash--both to fund operations and service our debt--is also a significant area of focus for our company. See "Liquidity and Capital Resources" below for further discussion of cash flows.

     Total revenues for the second quarter of 2004 were $1.1 billion, a 12 percent increase over the second quarter of 2003. Higher global OE volumes and improved North American aftermarket revenues drove this increase. Gross margin for the second quarter of 2004 was 21.5 percent down four-tenths of a percent from 21.9 percent in the second quarter of 2003. Strong growth in the global OE business outpaced the improvement in the higher gross margin aftermarket. We reported selling, general, administrative and engineering expenses for the second quarter of 2004 of 10.7 percent of revenues, as compared to 11.0 percent of revenues for the second quarter of 2003. The decrease was primarily attributable to higher sales volumes that more than offset the impact of aftermarket new-customer changeover costs, restructuring and certain consulting fees that related to a 1999 agreement that provided that a portion of the consultant's compensation would be in stock appreciation rights that were priced above the market price of our stock at the grant date. EBIT was $76 million for the second quarter of 2004, up $9 million from the $67 million reported in the second quarter of 2003. Stronger global operational performances drove this improvement.

     Total revenues for the first six months of 2004 were $2.1 billion, a 12 percent increase over the $1.9 million reported for same period last year. Strong OE volumes, improved North American aftermarket revenues and currency appreciation primarily drove this increase. Gross margin for first six months of 2004 was 20.7 percent, the same percentage as the first six months of 2003. Selling, general, administrative and engineering expenses for the first six months of 2004 were 11.4 percent of revenues, slightly higher than the 11.3 percent of revenues reported for the same period last year. The increase included higher sales volumes being offset by higher aftermarket new-customer changeover costs, restructuring and certain consulting fees tied to the stock price. EBIT was $109 million for the first six months of 2004, up $11 million from the $98 million reported for prior year. The increase in EBIT was primarily driven by higher volumes and operating efficiencies.

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the second quarter of 2004 and 2003. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. Additionally, "pass-through" catalytic converter sales include precious metals pricing, which may be volatile. These "pass-through" catalytic converter sales occur when, at the direction of our OE customers, we purchase catalytic converters or components from suppliers, use them in our manufacturing process, and sell them as part of the completed system. While our original equipment customers assume the risk of this volatility, it impacts our reported revenue. Excluding "pass-through" catalytic converter sales removes this impact. We have not reflected any currency impact in the 2003 table since this is the base period for measuring the effects of currency during 2004 on our operations. We use this information to analyze the trend in our revenues before these factors. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

                                                              THREE MONTHS ENDED JUNE 30, 2004
                                                -------------------------------------------------------------
                                                                                  PASS-THROUGH     REVENUES
                                                                                     SALES        EXCLUDING
                                                                      REVENUES     EXCLUDING     CURRENCY AND
                                                           CURRENCY   EXCLUDING     CURRENCY     PASS-THROUGH
                                                REVENUES    IMPACT    CURRENCY       IMPACT         SALES
                                                --------   --------   ---------   ------------   ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control................................   $  100      $--       $  100         $ --           $100
  Emission Control............................       44       --           44           --             44
                                                 ------      ---       ------         ----           ----
       Total North America Aftermarket........      144       --          144           --            144
North America Original Equipment
  Ride Control................................      120       --          120           --            120
  Emission Control............................      259        1          258           84            174
                                                 ------      ---       ------         ----           ----
       Total North America Original
          Equipment...........................      379        1          378           84            294
          Total North America.................      523        1          522           84            438
Europe Aftermarket
  Ride Control................................       51        2           49           --             49
  Emission Control............................       52        2           50           --             50
                                                 ------      ---       ------         ----           ----
       Total Europe Aftermarket...............      103        4           99           --             99
Europe Original Equipment
  Ride Control................................       91        4           87           --             87
  Emission Control............................      252       14          238           81            157
                                                 ------      ---       ------         ----           ----
       Total Europe Original Equipment........      343       18          325           81            244
          Total Europe........................      446       22          424           81            343
Asia..........................................       58        1           57           20             37
South America.................................       36       (1)          37            3             34
Australia.....................................       51        4           47            4             43
                                                 ------      ---       ------         ----           ----
          Total Other.........................      145        4          141           27            114
                                                 ------      ---       ------         ----           ----
Total Tenneco Automotive......................   $1,114      $27       $1,087         $192           $895
                                                 ======      ===       ======         ====           ====

                                                              THREE MONTHS ENDED JUNE 30, 2003
                                              -----------------------------------------------------------------
                                                                                   PASS-THROUGH      REVENUES
                                                                                      SALES         EXCLUDING
                                                                      REVENUES      EXCLUDING      CURRENCY AND
                                                          CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                              REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                              --------    --------    ---------    ------------    ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control............................      $ 90       $  --        $ 90           $ --            $ 90
  Emission Control........................        46          --          46             --              46
                                                ----       -----        ----           ----            ----
       Total North America Aftermarket....       136          --         136             --             136
North America Original Equipment
  Ride Control............................       118          --         118             --             118
  Emission Control........................       247          --         247             75             172
                                                ----       -----        ----           ----            ----
       Total North America Original
          Equipment.......................       365          --         365             75             290
          Total North America.............       501          --         501             75             426
Europe Aftermarket
  Ride Control............................        53          --          53             --              53
  Emission Control........................        49          --          49             --              49
                                                ----       -----        ----           ----            ----
       Total Europe Aftermarket...........       102          --         102             --             102
Europe Original Equipment
  Ride Control............................        64          --          64             --              64
  Emission Control........................       222          --         222             73             149
                                                ----       -----        ----           ----            ----
       Total Europe Original Equipment....       286          --         286             73             213
          Total Europe....................       388          --         388             73             315
Asia......................................        40          --          40             14              26
South America.............................        29          --          29              3              26
Australia.................................        40          --          40              4              36
                                                ----       -----        ----           ----            ----
          Total Other.....................       109          --         109             21              88
                                                ----       -----        ----           ----            ----
Total Tenneco Automotive..................      $998       $  --        $998           $169            $829
                                                ====       =====        ====           ====            ====

     Revenues from our North American operations increased $22 million in the second quarter of 2004 compared to the same period last year reflecting higher sales from both the OE and aftermarket businesses. Total North American OE revenues were up $14 million to $379 million in the second quarter of 2004, driven by higher volumes in both emission and ride control businesses. OE emission control revenues were up $12 million to $259 million in the second quarter of 2004, from $247 million in the prior year. Adjusted for pass-through sales, which increased 12 percent, and currency, OE emission control sales were up $2 million compared to the prior year. OE ride control revenues for the second quarter of 2004 increased two percent from the prior year. Total OE revenues, excluding pass-through sales and currency, increased two percent in the second quarter of 2004, while North American light vehicle production rates were flat with the second quarter of 2003. OE revenues benefited from higher heavy-duty volumes, our position on many of North America's top-selling platforms and a favorable shift in the mix of products we sold our OE customers. Aftermarket revenues for North America were $144 million in the second quarter of 2004, representing an increase of seven percent compared to the prior year. Aftermarket ride control revenues increased $10 million or 11 percent in the second quarter of 2004, due in large part to orders from a new customer as well as higher sales of premium priced products. Aftermarket emission control revenues decreased three percent in the second quarter of 2004 compared to 2003. It appears that the double-digit declines we experienced in the exhaust aftermarket, driven by the OE introduction of stainless steel and its negative impact on aftermarket replacement rates, are subsiding.

     Our European segment's revenues increased $58 million or 15 percent in the second quarter of 2004 compared to last year. Total OE revenues were $343 million in the second quarter of 2004, up 20 percent from last year. OE emission control revenues increased 14 percent to $252 million in the second quarter of 2004, from $222 million in the prior year. Excluding an $8 million increase in pass-through sales and a $14 million increase due to strengthening currency, OE emission control revenues increased six percent over 2003, while European light vehicle production levels were flat with the second quarter of 2003. We experienced this increase despite the flat market production rates as a result of our position on successful platforms with Volvo, Mercedes and Volkswagen, along with new launches on Peugeot, Porsche and BMW models. OE ride control revenues increased to $91 million in the second quarter of 2004, up 41 percent from $64 million a year ago. Excluding a $4 million benefit from currency appreciation, OE ride control revenues increased 34 percent. We experienced this revenue increase, despite the flat European build rate, due to stronger sales on new platforms with Volkswagen, Renault and Ford. European aftermarket sales were $103 million in the second quarter of 2004 compared to $102 million last year. Excluding $4 million attributable to currency appreciation, European aftermarket revenues declined four percent in the second quarter of 2004 compared to last year. Ride control aftermarket revenues, excluding the impact of currency, were down seven percent compared to the prior year as a result of customer consolidations, primarily in Germany and the U.K. In addition, aftermarket emission control revenues excluding currency declined by one percent, versus an estimated market decline of eight percent. The exhaust segment is being adversely impacted by the now-standard use of stainless steel, which increases the lifespan of OE exhaust products.

     Revenues from our Other operations, which include South America, Australia and Asia, increased $36 million to $145 million in the second quarter of 2004 as compared to $109 million in the prior year. Higher OE exhaust volumes drove increased revenues of $18 million at our Asian operations. In Australia, stronger OE volumes and strengthening currency increased revenues by 27 percent to $51 million. Excluding the impact of currency, Australian revenues increased 15 percent. South American revenues were up $7 million primarily as a result of improving economies in both Brazil and Argentina, driving both OE and aftermarket volumes higher.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

                                                               THREE MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                              ---------------
                                                              2004       2003       CHANGE
                                                              ----       ----       ------
                                                                       (MILLIONS)
North America...............................................  $50        $49          $1
Europe......................................................   14         11           3
Other.......................................................   12          7           5
                                                              ---        ---          --
                                                              $76        $67          $9
                                                              ===        ===          ==

     The EBIT results shown in the preceding table include the following items, discussed below under "Restructuring and Other Charges" which have an effect on the comparability of EBIT results between periods:

                                                               THREE MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                              ---------------
                                                              2004       2003
                                                              ----       ----
                                                                (MILLIONS)
North America
  Restructuring-related expenses............................   $1        $--
  Changeover costs for a major new aftermarket customer.....    2         --
  Consulting fees indexed to stock price....................    1         --
Europe
  Restructuring-related expenses............................    4          1

     EBIT for North American operations increased to $50 million in the second quarter of 2004 from $49 million one year ago. Higher volumes in both OE ride control and emission control segments increased EBIT by $8 million in the second quarter of 2004 compared to the prior year. The higher North American ride control aftermarket volumes increased EBIT by $6 million. Offsetting these increases were OE price concessions, materials costs and currency. Included in North America's second quarter 2004 EBIT was $1 million in restructuring and restructuring-related expenses, $2 million of changeover costs for a major new aftermarket customer that we acquired in the first quarter and $1 million in consulting fees indexed to the stock price. The customer changeover costs include the cost of acquiring and disposing of competitor inventory when we supply aftermarket parts to a new customer. We expect an additional $2 million of changeover costs related to this customer in the second half of 2004. The consulting fees relate to a 1999 agreement that provided that a portion of the consultant's compensation would be in stock appreciation rights that were priced above the market price of our stock at the grant date. These rights expire in November 2004.

     Our European segment's EBIT was a $14 million for the second quarter of 2004, up $3 million from $11 million in 2003. Higher OE volumes contributed $5 million to EBIT in the second quarter. Also contributing to EBIT was manufacturing efficiencies of $4 million, currency appreciation of $1 million and aftermarket price increases of $1 million. Partially offsetting these increases in the second quarter were lower aftermarket volumes and OE pricing concessions. Included in 2004's second quarter EBIT were $4 million in restructuring related expenses. Included in 2003's second quarter EBIT was $1 million in restructuring-related expenses.

     EBIT for our Other operations increased $5 million to $12 million in the second quarter of 2004 compared to $7 million one year ago. Higher OE revenues in all regions drove this improvement. Additionally, favorable currency exchange rates in Australia increased EBIT by $1 million.

EBIT AS A PERCENTAGE OF REVENUE

                                                               THREE MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                              ---------------
                                                              2004       2003
                                                              ----       ----
North America...............................................  10%        10%
Europe......................................................   3%         3%
Other.......................................................   8%         6%
  Total Tenneco Automotive..................................   7%         7%

     In North America, EBIT as a percentage of revenue for the second quarter of 2004 remained flat compared to the prior year. Higher volumes in both the OE and aftermarket segments were offset by higher price concessions and materials costs, including changeover costs. In Europe, EBIT margins for the second quarter of 2004 were also flat compared to the prior year. Weaker aftermarket volumes, OE price concessions and restructuring costs offset OE volume increases, manufacturing efficiencies and currency appreciation. EBIT as a percentage of revenue for our Other operations increased two percent in the second quarter of 2004 from the prior year. Higher OE volumes in all regions and currency appreciation in Australia drove the increase.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $34 million in the second quarter of 2004 compared to $38 million in the prior year. Last year's interest expense included $5 million related to the write off of debt issuance costs that were deferred on the senior debt we paid down with the proceeds of the June $350 million bond offering. Excluding that write-off, the latest quarter's increase resulted from higher interest expense on the debt issued in June of last year, partially offset by benefits of the interest rate swaps we entered into in April of this year. See more detailed explanations on our debt structure, including the $350 million bond offering in June 2003, the $125 million bond offering in December 2003 and the senior debt refinancing in December 2003 and their anticipated impact on our interest expense, in "Liquidity and Capital
Resources -- Capitalization" later in this Management's Discussion and Analysis.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed rate debt at a per annum rate of 10 1/4 percent to floating interest rate debt at a per annum rate of LIBOR plus a spread of 5.68 percent. Based on the current LIBOR as determined under these agreements of 1.86 percent (which remains in effect until January 15, 2005), these swaps would reduce our annual interest expense by approximately $4 million.

INCOME TAXES

     Income taxes were $10 million in the second quarter of 2004, compared to $3 million in the prior year. Included in the second quarter of 2004's results is a benefit of $4 million primarily related to the settlement of outstanding Canadian tax issues. Included in the second quarter of 2003 was a benefit of $8 million related to the resolution of outstanding tax issues. The effective rate for the second quarter of 2004 including the $4 million benefit was 23 percent. Excluding the $4 million benefit, our effective tax rate was 34 percent. The effective tax rate for the second quarter of 2003 was 14 percent when including the $8 million benefit. Excluding this $8 million benefit, the effective tax rate was 40 percent.

EARNINGS PER SHARE

     We reported earnings of $30 million or $0.69 per diluted common share for the second quarter of 2004, compared to $24 million or $0.58 per diluted common share for 2003. Included in the results for the second quarter of 2004 were the negative impacts from expenses related to our restructuring activities, customer changeover costs for a major new aftermarket customer, consulting fees indexed to the stock price and tax benefits for the resolution of several outstanding tax issues. The net impact of these items decreased earnings per diluted common share by $0.01. Included in the results for the second quarter of 2003 are the negative impacts from expenses related to our restructuring activities, the write-off of debt issuance costs relating to the bond transaction in June of 2003 and a tax benefit for the resolution of outstanding audit issues. The net impact of these items increased earnings per diluted common share by $0.09. You should also read Note 8 to the consolidated financial statements for more detailed information on earnings per share.

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

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. Project Genesis involved closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The closed facilities included an emission control aftermarket plant and an aftermarket distribution operation in Europe, a ride control plant in Europe, an engineering center in Europe, one building at an emission control plant complex in North America, a technology facility in North America, an exhaust manufacturing facility in North America, and our London-based treasury office. In the fourth quarter of 2001, we recorded pre-tax charges related to Project Genesis of $27 million. Within the statement of income, $23 million of the pre-tax charge was reflected in cost of sales, while $4 million was included in selling, general and administrative expenses. We also recorded a pre-tax charge of $4 million in cost of sales related to a strategic decision to adjust some product offerings and our customer supply strategy in the European aftermarket. Finally, we also incurred $1 million in other restructuring related costs during the fourth quarter of 2001 for the value mapping and rearrangement of one of our emission control plants in North America. Since these costs relate to ongoing operations, they could not be accrued as part of the restructuring charge. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $0.81 per diluted common share. As of December 31, 2003, we have eliminated 974 positions in connection with Project Genesis. Additionally, we executed this plan more efficiently than originally anticipated and as a result in the fourth quarter of 2002 reduced our reserves related to this restructuring activity by $6 million, which was recorded in cost of sales. In the fourth quarter of 2003, we reclassified $2 million of severance reserve to the asset impairment reserve. This reclassification became necessary as actual asset impairments along with the sale of our closed facilities were different than the original estimates. We completed the remaining restructuring activities related to Project Genesis in the second quarter of 2004.

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

     In October of 2003 we announced the closure of an emission control manufacturing facility in Birmingham, U.K. Approximately 130 employees will be eligible for severance benefits in accordance with union contracts and U.K. legal requirements. We incurred approximately $2 million in costs related to this action in the first six months of 2004. Additional costs related to this closing are not expected to exceed $3 million and will be recorded in the second half of 2004. This action is in addition to the plant closures announced in Project Genesis in the fourth quarter of 2001.

     In addition to the above costs, we incurred $8 million in restructuring and restructuring related costs in the first six months of 2004. These costs are primarily related to the continuation of the optimization of our manufacturing footprint that was started with Project Genesis in 2001.

     Including the costs incurred in 2002 and 2003 of $18 million, we have incurred a total of $28 million for activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for these actions.

     To date we have generated about $31 million of annual savings from Project Genesis. About $7 million of savings was related to closing the eight facilities, about $16 million of savings was related to value mapping and plant arrangement and about $8 million of savings was related to relocating production among facilities and centralizing some functional areas. To date, there have been no significant deviations from planned savings. All actions for Project Genesis have been completed including $1 million of severance that was paid during the second quarter of 2004.

     Amounts related to the reserves we have established regarding activities that are part of our restructuring plans are as follows:

                                            DECEMBER 31,                                              JUNE 30,
                                                2003           2004      CHARGED TO    IMPACT OF        2004
                                            RESTRUCTURING      CASH        ASSET       EXCHANGE     RESTRUCTURING
                                               RESERVE       PAYMENTS     ACCOUNTS       RATES         RESERVE
                                            -------------    --------    ----------    ---------    -------------
                                                                         (MILLIONS)
Severance...............................         $1             $1         $  --         $  --          $  --
Asset Impairment........................         --             --            --            --             --
Other...................................         --             --            --            --             --
                                                 --             --         -----         -----          -----
                                                 $1             $1         $  --         $  --          $  --
                                                 ==             ==         =====         =====          =====

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives over the 2002-2006 period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. As of June 30, 2004, we have excluded $29 million of the $60 million available under the terms of the senior credit facility. In addition to the announced actions, we continue to evaluate additional opportunities to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution and manufacturing footprint for the future. There can be no assurances, however, that we will undertake additional restructuring actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee, and if the costs of the plans exceed the amount previously approved by our senior lenders, could require approval by our senior lenders. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

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

Long-Term Receivables

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At June 30, 2004, we had $16 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels. We have not experienced any material losses on arrangements where we have a contractual guarantee of reimbursement from our customers.

Income Taxes

     We have a U.S. Federal tax net operating loss ("NOL") carryforward at June 30, 2004, of $537 million, which will expire in varying amounts from 2018 to 2024. The federal tax effect of that NOL is $188 million, and is recorded as an asset on our balance sheet at June 30, 2004. We estimate, based on available evidence, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and upon strategies available to accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of June 30, 2004, we believe that there has been a significant change in our ownership, but not a majority change, in the last three years.

Stock-Based Compensation

     We utilize the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If our compensation costs for our stock-based compensation plans were determined using the fair value method of accounting as provided in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for

Stock-Based Compensation," we estimate that our pro-forma net income and earnings per share would be lower by approximately $1 million or $0.02 per diluted share for both the six months ended June 30, 2004 and 2003.

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

     On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. As permitted by FASB Staff Position ("FSP") 106-1, we previously chose to defer recognizing the effects of the Act on our postretirement healthcare insurance plans until authoritative guidance was issued by the FASB. Accordingly, our measure of the accumulated projected benefit obligation and net periodic postretirement benefit expense do not reflect the effects of the Act. In May 2004, the FASB issued FSP No. 106-2, which supercedes FSP No. 106-1 and requires the commencement of accounting recognition for the effects of the Act no later than our quarter ending September 30, 2004. We anticipate implementing the accounting guidance related to the effects of the Act during the quarter ending September 30, 2004. We anticipate the Act will result in a reduction of our future net healthcare expenses and liabilities.

RESULTS FROM OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the first six months of 2004 and 2003, including the same reconciliations as are presented above for the second quarter of 2004 and 2003. See "Results from Operations for the Three Months Ended June 30, 2004 and 2003" for a description of why we present, and how we use, these reconciliations.

                                                               SIX MONTHS ENDED JUNE 30, 2004
                                            --------------------------------------------------------------------
                                                                                    PASS-THROUGH      REVENUES
                                                                                       SALES         EXCLUDING
                                                                      REVENUES       EXCLUDING      CURRENCY AND
                                                        CURRENCY     EXCLUDING        CURRENCY      PASS-THROUGH
                                            REVENUES     IMPACT       CURRENCY         IMPACT          SALES
                                            --------    --------    ------------    ------------    ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control..........................     $  185       $--          $  185           $ --           $  185
  Emissions Control.....................         81        --              81             --               81
                                             ------       ---          ------           ----           ------
       Total North America
          Aftermarket...................        266        --             266             --              266
North America Original Equipment
  Ride Control..........................        238        --             238             --              238
  Emissions Control.....................        522         6             516            172              344
                                             ------       ---          ------           ----           ------
       Total North America Original
          Equipment.....................        760         6             754            172              582
          Total North America...........      1,026         6           1,020            172              848
Europe Aftermarket
  Ride Control..........................         89         6              83             --               83
  Emissions Control.....................         94         8              86             --               86
                                             ------       ---          ------           ----           ------
       Total Europe Aftermarket.........        183        14             169             --              169
Europe Original Equipment
  Ride Control..........................        176        14             162             --              162
  Emissions Control.....................        495        35             460            158              302
                                             ------       ---          ------           ----           ------
       Total Europe Original
          Equipment.....................        671        49             622            158              464
          Total Europe..................        854        63             791            158              633
Asia....................................         97         1              96             33               63
South America...........................         71         3              68              7               61
Australia...............................        100        16              84              8               76
                                             ------       ---          ------           ----           ------
          Total Other...................        268        20             248             48              200
                                             ------       ---          ------           ----           ------
Total Tenneco Automotive................     $2,148       $89          $2,059           $378           $1,681
                                             ======       ===          ======           ====           ======

                                                               SIX MONTHS ENDED JUNE 30, 2003
                                            --------------------------------------------------------------------
                                                                                    PASS-THROUGH      REVENUES
                                                                                       SALES         EXCLUDING
                                                                      REVENUES       EXCLUDING      CURRENCY AND
                                                        CURRENCY     EXCLUDING        CURRENCY      PASS-THROUGH
                                            REVENUES     IMPACT       CURRENCY         IMPACT          SALES
                                            --------    --------    ------------    ------------    ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control..........................     $  162      $  --         $  162           $ --           $  162
  Emissions Control.....................         82         --             82             --               82
                                             ------      -----         ------           ----           ------
       Total North America
          Aftermarket...................        244         --            244             --              244
North America Original Equipment
  Ride Control..........................        234         --            234             --              234
  Emissions Control.....................        504         --            504            162              342
                                             ------      -----         ------           ----           ------
       Total North America Original
          Equipment.....................        738         --            738            162              576
          Total North America...........        982         --            982            162              820
Europe Aftermarket
  Ride Control..........................         88         --             88             --               88
  Emissions Control.....................         90         --             90             --               90
                                             ------      -----         ------           ----           ------
       Total Europe Aftermarket.........        178         --            178             --              178
Europe Original Equipment
  Ride Control..........................        121         --            121             --              121
  Emissions Control.....................        434         --            434            147              287
                                             ------      -----         ------           ----           ------
       Total Europe Original
          Equipment.....................        555         --            555            147              408
          Total Europe..................        733         --            733            147              586
                                             ------      -----         ------           ----           ------
Asia....................................         76         --             76             27               49
South America...........................         55         --             55              5               50
Australia...............................         73         --             73              7               66
                                             ------      -----         ------           ----           ------
          Total Other...................        204         --            204             39              165
                                             ------      -----         ------           ----           ------
Total Tenneco Automotive................     $1,919      $  --         $1,919           $348           $1,571
                                             ======      =====         ======           ====           ======

     Revenues from our North American operations increased $44 million in the first six months of 2004 compared to last year's first six months reflecting higher sales from both OE and aftermarket businesses. Total North American OE revenues increased three percent to $760 million in the first six months of this year primarily due to higher emission control volumes and ride control heavy-duty volumes. OE emission control revenues were up four percent in the first six months of 2004 as compared to the prior year. Pass-through emission control sales increased six percent to $172 million in the first six months of 2004. Adjusted for pass-through sales, and currency, OE emission control sales were up one percent compared to the prior year. OE ride control revenues increased two percent from the prior year. Total OE revenues, excluding pass-through sales, and currency, increased one percent in the first six months of 2004, while North American light vehicle production was unchanged from the first six months a year ago. Our revenue improvement was greater than the flat production rate primarily due to our strong position on top-selling platforms with General Motors, Ford and Toyota, as well as higher heavy-duty volumes. Aftermarket revenues for North America were $266 million in the first six months of 2004, representing an increase of nine percent compared to the same period in the prior year. Aftermarket ride control revenues increased $23 million or 15 percent in the first six months of 2003, primarily due to orders from a new customer, higher sales of premium priced products and, to a lesser degree, introductory sales of recently launched DuPont car care appearance products. Aftermarket emission control revenues declined one percent in the first six months of 2004 compared to 2003 reflecting a continued overall market decline in the emission control business and the longer lives of exhaust components due to the OE use of stainless steel, which reduces aftermarket replacement rates.

     Our European segment's revenues increased $121 million or 16 percent in the first six months of 2004 compared to last year's first six months. Total OE revenues were $671 million, up 21 percent from the first six months of last year. OE emission control revenues in the first six months increased 14 percent to $495 million from $434 million in the prior year. Excluding an $11 million increase in pass-through sales and a $35 million increase due to strengthening currency, OE emissions control revenues increased five percent over the first six months of 2003. This improvement was greater than overall European production levels, which remained unchanged during the first six months compared to a year ago. Strong volumes on PSA, Volkswagen, Ford and Porsche platforms more than offset the general market's flat production rates. OE ride control revenues in the first six months increased to $176 million, up 45 percent from $121 million a year ago. Excluding a $14 million benefit from currency appreciation, OE ride control revenues increased 34 percent. We experienced this revenue increase despite the overall flat market build rates due to stronger sales on new and existing platforms with Volkswagen, Ford, Renault and Fiat. European aftermarket sales were $183 million in the first six months of this year compared to $178 million in last year's first six months. Excluding $14 million attributable to currency appreciation, European aftermarket revenues declined six percent in the first six months of 2004 compared to the same period last year. Ride control aftermarket revenues, excluding the impact of currency, were down six percent compared with the prior year, reflecting continued market pressure from customer consolidations. Additionally, aftermarket emission control revenues were lower as a result of the now standard use of longer lasting stainless steel by OE manufacturers. Excluding the impact of currency, European aftermarket emission control revenues declined five percent from the prior year.

     Revenues from our Other operations, which include South America, Australia and Asia, increased $64 million to $268 million in the first six months of 2004 as compared to $204 million in the first six months of the prior year. Higher OE volumes and pass-through sales drove increased revenues of $21 million at our Asian operations. In Australia, stronger volumes and strengthening currency increased revenues by 37 percent to $100 million. Stronger volumes, pricing and currency appreciation increased South American revenues by 16 million or 27 percent over the same period last year.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                ----------------------
                                                                2004    2003    CHANGE
                                                                ----    ----    ------
                                                                      (MILLIONS)
North America...............................................    $ 80    $77      $ 3
Europe......................................................      11     10        1
Other.......................................................      18     11        7
                                                                ----    ---      ---
                                                                $109    $98      $11
                                                                ====    ===      ===

     The EBIT results shown in the preceding table include the following items, discussed above under "Restructuring Charges", which have an effect on the comparability of EBIT results between periods:

                                                                 SIX MONTHS
                                                                   ENDED
                                                                  JUNE 30,
                                                                ------------
                                                                2004    2003
                                                                ----    ----
                                                                 (MILLIONS)
North America
  Restructuring-related expenses............................     $3      $3
  Changeover costs for a major new aftermarket customer.....      8      --
  Consulting fees indexed to stock price....................      2      --
Europe
  Restructuring-related expenses............................      7       3
  Consulting fees indexed to stock price....................      1      --
Other
  Consulting fees indexed to stock price....................      1      --

     EBIT for North American operations increased to $80 million in the first six months of 2004 from $77 million one year ago, driven by higher volumes in both the OE ride control and emission control product lines. Higher OE ride and emission control volumes increased EBIT by $7 million and $5 million, respectively. Partially offsetting these increases were price concessions and higher selling, general and administrative costs. The North American aftermarket ride control volumes increased EBIT by $13 million with price and mix improvements adding another $4 million to EBIT. These increases were substantially offset by higher selling, general and administrative costs including changeover, promotion and advertising expenses. Included in 2004's EBIT for the first six months was $3 million in restructuring and restructuring-related expenses, $8 million in changeover costs and $2 million in consulting fees indexed to the stock price. Included in 2003's EBIT for the first six months was $3 million in restructuring-related expenses.

     Our European segment's EBIT was $11 million for the first six months of 2004, up $1 million from $10 million in the first six months of 2003. Higher OE volumes in both product lines contributed $10 million to EBIT. OE manufacturing efficiencies increased EBIT $3 million. Currency appreciation added $2 million of EBIT compared to the same period last year. These increases were partially offset by price concessions and higher selling, general and administrative costs. Lower aftermarket volumes also reduced EBIT by $4 million, but were more than offset by higher operating efficiencies and customer price increases. Included in 2004's EBIT for the first six months were $7 million in restructuring-related expenses and $1 million in consulting fees indexed to the stock price. For the same period last year, EBIT included $3 million in restructuring-related expenses.

     EBIT for our Other operations increased $7 million to $18 million in the first six months of 2004 compared to the same period one year ago. Higher revenues, operating efficiencies and strengthening Australian currency are the main drivers of this increase. Included in 2004's EBIT for the first six months was $1 million in consulting fees indexed to the stock price.

EBIT AS A PERCENTAGE OF REVENUE

                                                                 SIX MONTHS
                                                                   ENDED
                                                                  JUNE 30,
                                                                ------------
                                                                2004    2003
                                                                ----    ----
North America...............................................     8%      8%
Europe......................................................     1%      1%
Other.......................................................     7%      5%
  Total Tenneco Automotive..................................     5%      5%

     In North America, EBIT as a percentage of revenue for the first six months of 2004 was flat compared to the prior year. Higher volumes in both the OE and aftermarket segments were offset by higher price concessions, materials costs and selling, general and administrative costs, including changeover costs. In Europe, EBIT margins for the first six months of 2004 were level with the same period last year, remaining at one percent. OE volume increases, manufacturing efficiencies and currency appreciation were offset by OE price concessions, restructuring expenses and higher selling, general and administrative costs. EBIT as a percentage of revenue for our Other operations increased to seven percent in the first six months of 2004 compared to five percent in the prior year. Higher volumes, operating efficiencies and currency appreciation, primarily drove this increase.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $69 million for the first six months of both 2004 and 2003. Last year's interest expense includes $5 million for the write-off of senior debt issuance costs that were deferred on the senior debt that we paid down with the proceeds of our $350 million bond offering in June of 2003. For the first six months of 2004 higher interest expense on the 10 1/4bonds that we issued in June and December of 2003 was partially offset by benefits of the interest rate swaps we entered into in April of this year. See more detailed explanations on our debt structure, including the $350 million bond offering in June 2003 and its anticipated impact on our interest expense, in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

INCOME TAXES

     Income taxes were a $9 million expense for the first six months of 2004, compared to a $1 million expense for the first six months of 2003. The first six months of 2004 included $5 million of tax benefits, reflecting the settlement of prior year tax issues on a more favorable basis than originally anticipated. Including these benefits the effective tax for the first six months of 2004 was 23 percent. Excluding these benefits our effective tax rate was 34 percent. The first six months of 2003 included benefits of $11 million related to the resolution of outstanding tax issues. Including these benefits the effective tax rate for the first six months of 2003 was five percent. Excluding these benefits our effective tax rate was 40 percent.

EARNINGS PER SHARE

     We reported earnings per diluted common share of $0.65 for the first six months of 2004, compared to $0.60 per diluted share for the first six months of 2003. Included in the results for the first six months of 2004 were the negative impacts from expenses related to our restructuring activities, customer changeover costs for a major new aftermarket customer, consulting fees indexed to the stock price and benefits for the resolution of outstanding tax issues. In total, these items decreased earnings per diluted common share by $0.20. Included in the results for the first six months of 2003 are the negative impacts from expenses related to our restructuring activities, the write-off of debt issuance costs relating to the bond transaction in June of 2003 and tax benefits for the resolution of several audit issues. The net impact of these items increased earnings per diluted common share by $0.10. You should also read
Note 8 to the financial statements for more detailed information on earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION

                                                                JUNE 30,    DECEMBER 31,
                                                                  2004          2003        % CHANGE
                                                                --------    ------------    --------
                                                                       (MILLIONS)
Short-term debt and current maturities......................     $   20        $   20          --%
Long-term debt..............................................      1,399         1,410          (1)
                                                                 ------        ------
Total debt..................................................      1,419         1,430          (1)
                                                                 ------        ------
Total minority interest.....................................         23            23          --
Common shareholders' equity.................................         73            58          26
                                                                 ------        ------
Total capitalization........................................     $1,515        $1,511          --
                                                                 ======        ======

     General. The increase in shareholders' equity primarily results from the net income of $28 million reported in the first six months of 2004 and a $6 million increase in premium on common stock issued pursuant to benefit plans and other transactions. This amount was offset by a decrease of $19 million related to the translation of foreign balances into U.S. dollars. Although our book equity balance was small at June 30, 2004, it should not affect our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity.

     Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, as well as our revolving credit facility, remained constant in the second quarter of 2004. There were no borrowings outstanding under our revolving credit facility at both June 30, 2004 and 2003. The overall decrease in long-term debt resulted from payments made on our outstanding long-term debt and capital leases in addition to our position on interest rate swaps entered into in April 2004. See below for further information on the interest rate swaps.

     Senior Credit Facility. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions, which was $800 million at June 30, 2004. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. We originally entered into this facility in 1999 and since that time have periodically requested and received amendments to the facility for various purposes. In 2003, we engaged in a series of transactions that resulted in the full refinancing of the facility, through an amendment and restatement, in December.

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

     In December 2003, we amended and restated our senior credit facility and in connection therewith, we issued an additional $125 million of 10 1/4 percent senior secured notes in a private placement. We received $136 million of net proceeds from the offering of the additional $125 million of 10 1/4 percent senior secured notes, after deducting underwriting discounts and commissions and other expenses and including a 13 percent price premium over par. We also received $391 million in net proceeds from the new term loan B borrowings under the amended and restated senior credit facility, after deducting fees and other expenses. We used the combined net proceeds of $527 million to prepay the $514 million outstanding under term loans A, B and C under the senior credit facility immediately prior to the completion of the transaction. The remaining $13 million of net proceeds were used for general corporate purposes. In addition, we received $6 million of accrued interest on the new notes for the period from June 19 through December 12, 2003 that investors paid us and that we subsequently used to pay, on January 15, 2004, the accrued interest on the notes from June 19, 2003. In June 2004, we completed an offer to exchange all of the notes issued in the December 2003 private placement for a like amount of the 10 1/4 percent senior secured notes, with substantially identical terms, which have been registered under the Securities Act of 1933.

     We incurred $27 million in fees associated with the issuance of the aggregate $475 million of 10 1/4 percent senior secured notes and the amendment and restatement of our senior credit facility which will be amortized over the term of the senior secured notes and the amended and restated senior credit facility.

     After giving effect to the use of the net proceeds from both the June and December transactions, we expect these transactions would have increased our annual interest expense by approximately $9 million for 2003. This does not give effect to the fixed-to-floating interest rate swaps we completed in April 2004, described below. In addition, we expensed in the second and fourth quarters of 2003 a total of approximately $12 million of existing deferred debt issuance costs as a result of retiring the term loans under the senior credit facility.

     In April 2004, we amended our senior credit facility in connection with a proposed transaction to refinance our outstanding senior subordinated notes. While we abandoned the proposed transaction in late May 2004, the amendment remains in effect. The amendment permitted certain aspects of the transaction and made other minor technical changes.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at a per annum rate of 10 1/4 percent to floating interest rate debt at a per annum rate of LIBOR plus a spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. Based on the current LIBOR as determined under these agreements of 1.86 percent (which remains in effect until January 15, 2005), these swaps would reduce our annual interest expense by approximately $4 million.

     Our amended and restated senior credit facility consists of a seven-year, $400 million term loan B facility maturing in December 2010; a five-year, $220 million revolving credit facility maturing in December 2008; and a seven-year, $180 million tranche B letter of credit/revolving loan facility maturing in December 2010. Although the term loan facility and the tranche B letter of credit/revolving loan facility mature in 2010, the two facilities are subject to mandatory prepayment in full, and any letters of credit issued under the term loan B/revolving loan facility are subject to full cash collateralization, (a) on April 15, 2009, if by that date our senior subordinated notes are not refinanced or extended with a maturity not earlier than April 15, 2011, and (b) on the date which is six months prior to the date to which the senior subordinated notes have been refinanced or had their maturity extended, if our senior subordinated notes have been refinanced or had their maturity extended to a date prior to April 15, 2011. Quarterly principal repayment installments of $1 million on the term loan B facility will begin on March 31, 2004 and continue until December 31, 2009, then rise to $94 million each on March 31, June 30, and September 30 of 2010, with the remaining $94 million final principal repayment due on December 12, 2010. As of June 30, 2004, borrowings under the term loan B facility and the tranche B letter of credit facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 300 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 200 basis points. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the credit facility and fees paid on letters of credit issued under our credit facility are subject to adjustment based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. The interest margins for borrowings under the term loan B facility will be further reduced by 25 basis points following the end of each fiscal quarter for which the consolidated leverage ratio is less than 3.5. The interest margin on our revolving credit facility is currently 25 basis points higher than those stated above, and is subject to adjustment beginning with the fourth quarter of 2004. We also pay a commitment fee of 50 basis points on the unused portion of the revolving credit facility. Our senior secured credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

     The new $180 million tranche B letter of credit/revolving loan facility is available for borrowings of revolving loans and to support letters of credit issued from time to time under the senior credit facility. On December 12, 2003, the tranche B letter of credit/revolving loan facility lenders deposited $180 million with the administrative agent, who will invest that amount in time deposits. Revolving loans can be drawn, repaid and reborrowed thereunder. Such revolving loans will be funded from such deposits and such repayments will be redeposited with the administrative agent. If a letter of credit is paid under this facility and not reimbursed in full by us, each participating lender's ratable share of the deposit will be applied automatically in satisfaction of the reimbursement obligation. We will not have an interest in any such funds on deposit, and we will not account for such funds as our indebtedness when deposited with the administrative agent until drawn by us as described below. Revolving loans borrowed under such facility will be funded with the funds on deposit in such accounts and accrue interest at a rate per annum equal to LIBOR plus 300 basis points. Letters of credit issued thereunder will accrue a letter of credit fee at a per annum rate of 300 basis points for the pro rata account of the lenders under such facility and a fronting fee for the ratable account of the issuers thereof at a per annum rate in an amount to be agreed upon payable monthly in arrears. The administrative agent will pay on a monthly basis to the lenders under the facility a return on their funds actually on deposit in such accounts in an amount equal to a per annum rate of monthly LIBOR (reset every business day during such monthly period) minus 10 basis points. We will be obligated to pay such lenders on a monthly basis a fee equal to the excess of (x) a per annum rate equal to monthly LIBOR (reset at the start of the applicable month) plus 300 basis points on the size of such facility (i.e., $180 million initially) over (y) the sum of (1) the amount of such return for such month, (2) the amount of interest accrued on such loans under such facility for such month and (3) the letter of credit fees (but not the fronting fees) accrued on such letters of credit under such facility for such month; provided, that except in certain circumstances, the aggregate amount of such interest and fees shall not exceed the amount determined pursuant to clause (x) above minus such return. The interest margins paid on revolving loans and the fees paid on letters of credit issued under the tranche B letter of credit/revolving loan facility will reduce by 25 basis points following the end of each fiscal quarter for which the consolidated leverage ratio is less than 4.0.

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

     The amended and restated senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratios (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratios (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratios (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) at the end of each period indicated. The financial ratios required under the amended senior credit facility and, in the case of the first and second quarters of 2004, the actual ratios we achieved are shown in the following tables:

                                                                        QUARTER ENDED
                                                -------------------------------------------------------------
                                                 MARCH 31,        JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                    2004            2004            2004             2004
                                                ------------    ------------    -------------    ------------
                                                REQ.    ACT.    REQ.    ACT.      REQUIRED         REQUIRED
                                                ----    ----    ----    ----    -------------    ------------
Leverage Ratio (maximum)....................    5.00    3.97    5.00    3.78        4.75             4.75
Interest Coverage Ratio (minimum)...........    2.00    2.77    2.00    3.15        2.00             2.00
Fixed Charge Coverage Ratio (minimum).......    1.10    1.76    1.10    2.04        1.10             1.10

                                                                       QUARTERS ENDING
                             ----------------------------------------------------------------------------------------------------
                             MARCH 31,
                               2005-     SEPTEMBER 30-    MARCH 31-      MARCH 31-      MARCH 31-      MARCH 31-      MARCH 31-
                             JUNE 30,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                               2005          2005            2006           2007           2008           2009           2010
                             ---------   -------------   ------------   ------------   ------------   ------------   ------------
                               REQ.          REQ.            REQ.           REQ.           REQ.           REQ.           REQ.
                             ---------   -------------   ------------   ------------   ------------   ------------   ------------
Leverage Ratio (maximum)...    4.75          4.50            4.25           3.75           3.50           3.50           3.50
Interest Coverage Ratio
  (minimum)................    2.00          2.00            2.10           2.20           2.35           2.50           2.75
Fixed Charge Coverage Ratio
  (minimum)................    1.10          1.10            1.15           1.25           1.35           1.50           1.75

     As part of the amendment and restatement, the terms of our senior credit facility were also revised to: (i) extend the period of time during which we can exclude up to $60 million of cash charges and expenses, before taxes, related to any cost reduction initiatives from the calculation of the financial covenant ratios by another two years through 2006; (ii) permit the refinancing of our senior subordinated notes and/or our 10 1/4 percent senior secured notes using the net cash proceeds from the issuance of similarly structured debt; (iii) permit the repurchase of our senior subordinated notes and/or our 10 1/4 percent senior secured notes using the net cash proceeds from the issuance of shares of common stock of Tenneco Automotive Inc.; and

(iv) delete the mandatory prepayment of term loans from excess cash flow in 2003 and reduce the percentage of excess cash flow that must be used to prepay term loans in subsequent years from 75 percent to 50 percent.

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amendment); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends; (vii) mergers and consolidations; and
(viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of June 30, 2004, we were in compliance with both the financial covenants (as indicated above) and operational restrictions of the facility.

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

     The senior indentures for our senior secured notes and existing senior subordinated notes require that we, as a condition to incurring certain types of indebtedness not otherwise permitted, maintain an interest coverage ratio of not less than 2.25. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; and (v) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our and our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of June 30, 2004, we were in compliance with the covenants and restrictions of these indentures.

     From time to time, we evaluate opportunities to refinance our senior and subordinated notes. For example, the 11 5/8 percent senior subordinated notes are callable beginning in October 2004. If we determined it is advantageous to do so, we could refinance the senior subordinated notes with the cash proceeds of sales of new debt, debt securities or preferred stock convertible into common equity, or common stock, or through any combination of those securities. We previously disclosed our consideration of specific transactions to refinance our subordinated notes earlier this year, but determined not to proceed with those transactions because the pricing for the new securities we would have issued to complete the refinancing was not sufficiently attractive in light of our intended use of the proceeds. Any future decision to refinance our current debt will be based upon the current economic conditions and the benefits to our company.

     Accounts Receivable Securitization. In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable. In North America, we have an accounts receivable securitization program with a commercial bank. We sell original equipment and aftermarket receivables on a daily basis under this program. We had sold accounts receivable under this program of $48 million and $50 million at June 30, 2004 and 2003, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2003, this program was amended to extend its term to January 31, 2005 and reduce the size of the program to $50 million. The program has since been amended to increase its size to $75 million with its termination date unchanged at January 31, 2005. We also sell some receivables in our European operations to regional banks in Europe. At June 30, 2004, we had sold $100 million of accounts receivable in Europe up from $78 million at June 30, 2003. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements would increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

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

CONTRACTUAL OBLIGATIONS

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of June 30, 2004, are shown in the following table:

                                                                    PAYMENTS DUE IN:
                                                --------------------------------------------------------
                                                                                        BEYOND
                                                2004    2005    2006    2007    2008     2008     TOTAL
                                                ----    ----    ----    ----    ----    ------    ------
                                                                       (MILLIONS)
Obligations:
  Revolver borrowings.......................    $ --    $ --    $ --    $ --    $ --    $   --    $   --
  Senior long-term debt.....................       2       4       4       4       4       380       398
  Long-term notes...........................      --       1      --       1       2       470       474
  Capital leases............................       2       3       3       3       2         5        18
  Subordinated long-term debt...............      --      --      --      --      --       500       500
  Other subsidiary debt.....................       1      --      --      --      --        --         1
  Short-term debt...........................      12      --      --      --      --        --        12
                                                ----    ----    ----    ----    ----    ------    ------
Debt and capital lease obligations..........      17       8       7       8       8     1,355     1,403
Operating leases............................       9      15      12      12       5         6        59
Interest payments...........................      62     122     122     122     121       285       834
Capital commitments.........................      29      --      --      --      --        --        29
Stock appreciation rights...................       2      --      --      --      --        --         2
                                                ----    ----    ----    ----    ----    ------    ------
Total Payments..............................    $119    $145    $141    $142    $134    $1,646    $2,327
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

     Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate interest debt, we have made assumptions in calculating the amount of the future interest payments. Interest on our senior secured notes is calculated using the fixed rates of 10 1/4 percent. Interest on our senior subordinated notes is calculated using the fixed rate of 11 5/8 percent. Interest on our variable rate debt is calculated as 350 basis point plus LIBOR of 1.5 percent which is the current rate at June 30, 2004. We have assumed that LIBOR will remain unchanged for the outlying years. See "--Capitalization--Senior Secured and Subordinated Notes." In addition we have included the impact of our interest rate swaps entered into in April 2004. See "Interest Rate Risk" below.

     We have also included an estimate of expenditures required after June 30, 2004 to complete the facilities and projects authorized at December 31, 2003, in which we have made substantial commitments in connections with facilities. In addition, we have included an estimate of our obligation to a consulting firm who received stock appreciation rights ("SAR") as partial payment for services rendered in the year 2000. The SAR's expire in November 2004.

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

     We have also not included material cash requirements for taxes and funding requirements for pension and postretirement benefits. We have not included cash requirements for taxes as we are a taxpayer in certain foreign jurisdictions but not in domestic locations. Additionally, it is difficult to estimate taxes to be paid as shifts in where we generate income can have a significant impact on future tax payments. We have not included cash requirements for funding pension and postretirement costs, as based upon current estimates we believe we will be required to make contributions between $24 million to $29 million to those plans in 2004 of which approximately $11 million has been contributed as of June 30, 2004. Pension and postretirement contributions beyond 2004 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2004.

     We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $4 million and $5 million at June 30, 2004 and 2003, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

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

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, travel and procurement card programs, and cash management requirements for some of our subsidiaries totaling $34 million. We have also issued $18 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

CASH FLOWS

                                                                 SIX MONTHS
                                                                   ENDED
                                                                  JUNE 30,
                                                                ------------
                                                                2004    2003
                                                                ----    ----
                                                                 (MILLIONS)
Cash provided (used) by:
  Operating activities......................................    $ 59    $ 28
  Investing activities......................................     (45)    (53)
  Financing activities......................................       3      37

Operating Activities

     For the six months ended, June 30, 2004, cash flows provided from operating activities were $59 million as compared to $28 million in the prior six months. The increase was primarily attributable to higher earnings and a reduced use of working capital year over year. For the first six months of 2004 working capital was a use of $61 million as compared to a use of $77 million for the first six months of 2003. More aggressive management of payables, lower cash tax payments and the timing of payments versus other current liabilities accrued in the first six months of the current year are primary drivers to the increase.

     In June 2001, we entered into arrangements with two major OE customers in North America under which, in exchange for a discount, payments for product sales are made earlier than otherwise required under existing payment terms. These arrangements reduced accounts receivable by $88 million and $89 million as of June 30, 2004 and 2003, respectively. We have been informed that the financing company that supports this program intends to discontinue advance payments on behalf of the OE customers after December 31, 2005. Although we cannot assure you that another similar arrangement will be available for periods after December 2005 on commercially reasonable terms or at all, we intend to seek such an arrangement and presently believe that one will be available in the marketplace.

     In June 2003, we entered into a similar arrangement with a third major OE customer in North America. This arrangement further reduced accounts receivable by $15 million at June 30, 2004. In March 2004, we entered into another arrangement with a major OE customer in Europe. This arrangement reduced accounts receivable by $19 million at June 30, 2004. These arrangements can be cancelled at any time.

Investing Activities

     Cash used for investing activities was $8 million lower in the first six months of 2004 compared to the same period a year ago. In the first six months of 2004, we received $11 million in cash from the sale of our Birmingham, U.K. facility. Capital expenditures were $54 million during the first six months of both 2004 and 2003.

Financing Activities

     Cash flow from financing activities was a $3 million inflow in the first six months of 2004 compared to an inflow of $37 million in the same period of 2003. The primary reason for the change is attributable to the net increase in debt related to the $350 million bond offering in June of 2003.

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

     On June 30, 2004, we had $988 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through October 2009, and $480 million through July 2013, while the remainder was fixed over periods of 2005 through 2025. There were also $413 million in long-term debt obligations that have variable interest rates based on a current market rate of interest. In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at a per annum rate of 10 1/4 percent to floating interest rate debt at a per annum rate of LIBOR plus a spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. Based on the current LIBOR as determined under these agreements of 1.86 percent (which remains in effect until January 15, 2005), these swaps would reduce our annual interest expense by approximately $4 million. The swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such are recorded on the balance sheet at market value with an offset to the underlying hedged item, which is long-term debt. As of June 30, 2004, the fair value of the interest rate swaps was approximately a negative $6 million, which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities.

     We estimate that the fair value of our long-term debt at June 30, 2004 was about 108 percent of its book value and a one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $3 million after tax, excluding the effect of the interest rate swaps we completed in April 2004. A one percentage point increase or decrease in interest rates on the swaps we completed in April 2004 would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by approximately $1 million after tax.

OUTLOOK

     North America light vehicle production rates for 2003 weakened slightly to an annualized rate of 15.9 million units or a three percent decline from the prior year. Additionally, North American heavy-duty truck production was down three percent from the prior year. North American OE light vehicle production was flat for the first six months of 2004 as compared to the previous year. We still expect North American OE light vehicle production to increase to approximately 16.0 million units in 2004, however we remain cautious due to continuing uncertainty in economic and political environments, as well as uncertainty about the willingness of the original equipment manufacturers to continue to support consumer vehicle sales through incentives. We saw a strong increase in heavy-duty truck production rates during the first six months of 2004. We expect that heavy-duty truck production rates could increase between 30 and 40 percent for all of 2004. In Europe, 2003 new light vehicle production rates were down one percent from 2002 levels. Expectations for 2004 indicate a slight increase in production rates, even though volumes were flat during the first six months. In the global aftermarket, issues that have impacted volumes in the past will likely continue to be a challenge throughout 2004. Customer consolidation and longer product replacement cycles are expected to continue to impact volumes. We saw signs of improvement in the North America aftermarket during the first six months of 2004 and are cautiously optimistic that these conditions will continue for the remainder of 2004. We expect our global presence on many of the world's top selling OE platforms as well as our increasing business with thriving Japanese platforms manufactured in North America should allow us to outperform general market conditions.

     In addition to economic uncertainties, continued processed metal and raw carbon steel price increases are becoming a concern. While we believe we are in a good position overall on materials prices, pressure on carbon steel prices are expected to continue into the foreseeable future. We are working hard to address this situation by evaluating alternative materials and aggressively pursuing recovery of higher costs from our customers. We are hopeful that these actions and recent increases in new business awards will be effective in containing margin pressures.

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

     As of June 30, 2004, we are designated as a potentially responsible party in one Superfund site. We have estimated our share of the remediation costs for this site to be less than $1 million in the aggregate. In addition to the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $11 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     From time to time we are subject to product warranty claims whereby we are required to bear costs of repair or replacement of certain of our products. Warranty claims may range from individual customer claims to full recalls of all products in the field. See Note 4 to our consolidated financial statements included under Item 1 for information regarding our warranty reserves.

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

EMPLOYEE DEFINED CONTRIBUTION PLAN

     We have established Employee Defined Contribution Plans for the benefit of our employees. Under the plans, participants may elect to defer up to 50 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to eight percent of the employee's salary. We recorded expense for these matching contributions of approximately $3 million for each of the six months ended June 30, 2004 and 2003, respectively. All contributions vest immediately.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding our exposure to interest rate risk, see the caption entitled "Interest Rate Risk" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the quarter covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the internal control over financial reporting that occurred during the second quarter of 2004 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

                                    PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual stockholders' meeting on May 11, 2004, to consider and vote on two separate proposals: (i) a proposal to elect Charles W. Cramb, Timothy R. Donovan, M. Kathryn Eickhoff, Mark P. Frissora, Frank E. Macher, Roger B. Porter, David B. Price, Jr., Dennis G. Severance and Paul T. Stecko as directors of our company for a term expiring at our next annual stockholders' meeting, and (ii) a proposal to ratify the appointment of Deloitte & Touche LLP as independent public accountants for 2004. The following sets forth the vote results with respect to these proposals at the meeting:

ELECTION OF DIRECTORS

                                                                VOTES FOR     VOTES WITHHELD
                                                                ----------    --------------
Charles W. Cramb............................................    30,297,745        810,359
Timothy R. Donovan..........................................    30,409,594        698,510
M. Kathryn Eickhoff.........................................    30,295,569        812,535
Mark P. Frissora............................................    30,126,260        981,844
Frank E. Macher.............................................    30,293,107        814,997
Roger B. Porter.............................................    29,664,084      1,444,020
David B. Price, Jr..........................................    29,663,223      1,444,881
Dennis G. Severance.........................................    29,407,905      1,700,199
Paul T. Stecko..............................................    24,711,714      6,396,390

RATIFICATION OF APPOINTMENT OF DELOITTE & TOUCHE LLP

VOTES FOR    VOTES AGAINST   VOTES ABSTAIN
----------   -------------   -------------
30,804,313..    261,671         42,120

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.  The exhibits filed with this report are listed on the
Exhibit Index following the signature page of this report, which is incorporated herein by reference.

     (b) Reports on Form 8-K. We filed or furnished the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

Current Report on Form 8-K dated April 16, 2004, including pursuant to Item 5 certain information pertaining to the filing of a Registration Statement on Form S-3 relating to a proposed offering of common stock.

Current Report on Form 8-K dated April 20, 2004, including pursuant to Item 5 certain information pertaining to the results of the Company's operations for the first quarter of 2004.

Current Report on Form 8-K dated April 20, 2004, including pursuant to Item 12 certain information pertaining to the results of the Company's operations for the first quarter of 2004.

Current Report on Form 8-K dated April 30, 2004, including pursuant to Item 5 certain information pertaining to the commencement of a cash tender offer and consent solicitation for the Company's $500,000,000 aggregate principal amount of 11 5/8% Senior Subordinated Notes due 2009.

Current Report on Form 8-K dated May 5, 2004, including pursuant to Item 5 certain information pertaining to the Company's 2004 annual stockholder's meeting.

Current Report on Form 8-K dated May 13, 2004, including pursuant to Item 5 certain information pertaining to (i) the Company's receipt of requisite consents from the holders of its $500,000,000 aggregate principal amount of the 11 5/8% Senior Subordinated Notes due 2009 to adopt proposed amendments to the indenture governing the notes and that a supplemental indenture adopting the proposed amendments had been executed, and (ii) the beginning of the Company's road show for its public offering of approximately $150 million, or approximately 11.9 million shares, of its common stock.

Current Report on Form 8-K dated May 20, 2004, including pursuant to Item 5 certain information pertaining to the amendment of the Company's previously announced cash tender offer to seek approximated $130,000,000 aggregate principal amount of its 11 5/8% Senior Subordinated Notes due 2009, rather than the full outstanding $500,000,000 aggregate principal amount previously sought.

Current Report on Form 8-K dated May 24, 2004, including pursuant to Item 5 certain information pertaining to the Company not proceeding with its proposed public offering of approximately $150 million, or 11.9 million shares, of its common stock as previously announced on April 16, 2004; and the withdrawal of its tender offer seeking approximately $130,000,000 aggregate principal amount of its 11 5/8 percent Senior Subordinated Notes due in 2009.

Current Report on Form 8-K dated June 2, 2004, including pursuant to Item 5 certain information pertaining to the commencement of an offer to exchange up to $125 million principal amount of 10.25% Senior Secured Notes due 2013, which have been registered under the Securities Act of 1933, for a like amount of the Company's existing 10.25% Senior Secured Notes due 2013, which were issued on December 12, 2003 in a private placement.

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

                                          TENNECO AUTOMOTIVE INC.

                                          By:    /s/ KENNETH R. TRAMMELL
                                            ------------------------------------
                                                    Kenneth R. Trammell
                                                 Senior Vice President and
                                                  Chief Financial Officer

Dated: August XX, 2004

                               INDEX TO EXHIBITS
                                       TO
                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 2004

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  2        --   None.
  3.1(a)   --   Restated Certificate of Incorporation of the registrant
                dated December 11, 1996 (incorporated herein by reference
                from Exhibit 3.1(a) of the registrant's Annual Report on
                Form 10-K for the year ended December 31, 1997, File No.
                1-12387).
  3.1(b)   --   Certificate of Amendment, dated December 11, 1996
                (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1997, File No. 1-12387).
  3.1(c)   --   Certificate of Ownership and Merger, dated July 8, 1997
                (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1997, File No. 1-12387).
  3.1(d)   --   Certificate of Designation of Series B Junior Participating
                Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1998, File No. 1-12387).
  3.1(e)   --   Certificate of Elimination of the Series A Participating
                Junior Preferred Stock of the registrant dated September 11,
                1998 (incorporated herein by reference from Exhibit 3.1(e)
                of the registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1998, File No. 1-12387).
  3.1(f)   --   Certificate of Amendment to Restated Certificate of
                Incorporation of the registrant dated November 5, 1999
                (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(g)   --   Certificate of Amendment to Restated Certificate of
                Incorporation of the registrant dated November 5, 1999
                (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(h)   --   Certificate of Ownership and Merger merging Tenneco
                Automotive Merger Sub Inc. with and into the registrant,
                dated November 5, 1999 (incorporated herein by reference
                from Exhibit 3.1(h) of the registrant's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1999, File No.
                1-12387).
  3.1(i)   --   Certificate of Amendment to Restated Certificate of
                Incorporation of the registrant dated May 9, 2000
                (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
 *3.2      --   By-laws of the registrant, as amended July 13, 2004.
  3.3      --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                ("Global"), as amended (incorporated herein by reference to
                Exhibit 3.3 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.4      --   By-laws of Global (incorporated herein by reference to
                Exhibit 3.4 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  3.5      --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                (incorporated herein by reference to Exhibit 3.5 to the
                registrant's Registration Statement on Form S-4, Reg. No.
                333-93757).
  3.6      --   By-laws of TMC (incorporated herein by reference to Exhibit
                3.6 to the registrant's Registration Statement on Form S-4,
                Reg. No. 333-93757).
  3.7      --   Amended and Restated Certificate of Incorporation of Tenneco
                International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
  3.8      --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
  3.9      --   Certificate of Incorporation of Clevite Industries Inc.
                ("Clevite"), as amended (incorporated herein by reference to
                Exhibit 3.9 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.10     --   By-laws of Clevite (incorporated herein by reference to
                Exhibit 3.10 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.11     --   Amended and Restated Certificate of Incorporation of the
                Pullman Company ("Pullman") (incorporated herein by
                reference to Exhibit 3.11 to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
  3.12     --   By-laws of Pullman (incorporated herein by reference to
                Exhibit 3.12 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.13     --   Certificate of Incorporation of Tenneco Automotive Operating
                Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
  3.14     --   By-laws of Operating (incorporated herein by reference to
                Exhibit 3.14 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  4.1(a)   --   Rights Agreement dated as of September 8, 1998, by and
                between the registrant and First Chicago Trust Company of
                New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                8-K dated September 24, 1998, File No. 1-12387).
  4.1(b)   --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Annual
                Report on Form 10-K for the year ended December 31, 1999,
                File No. 1-12387).
  4.1(c)   --   Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from
                Exhibit 4.4(b) of the registrant's Post-Effective Amendment
                No. 3, dated February 26, 2001, to its Registration
                Statement on Form 8-A dated September 17, 1998).
  4.2(a)   --   Indenture, dated as of November 1, 1996, between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.1 of the
                registrant's Registration Statement on Form S-4,
                Registration No. 333-14003).
  4.2(b)   --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                herein by reference from Exhibit 4.3(b) of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
  4.2(c)   --   Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  4.2(d)   --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).
  4.2(e)   --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).
  4.2(f)   --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                Indenture dated November 1, 1996 between The Chase Manhattan
                Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly
                Report on Form 10-Q for the quarter ended September 30,
                1999, File No. 1-12387).
  4.3      --   Specimen stock certificate for Tenneco Automotive Inc.
                common stock (incorporated herein by reference from Exhibit
                4.3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387).
  4.4(a)   --   Indenture dated October 14, 1999 by and between the
                registrant and The Bank of New York, as trustee
                (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  4.4(b)   --   Supplemental Indenture dated November 4, 1999 among Tenneco
                Automotive Operating Subsidiary Inc. (formerly Tenneco
                Automotive Inc.), Tenneco International Holding Corp.,
                Tenneco Global Holdings Inc., the Pullman Company, Clevite
                Industries Inc. and TMC Texas Inc. in favor of The Bank of
                New York, as trustee (incorporated herein by reference from
                Exhibit 4.4(b) of the registrant's Quarterly Report on Form
                10-Q for the quarter ended September 30, 1999, File No.
                1-12387).
  4.4(c)   --   Subsidiary Guarantee dated as of October 14, 1999 from
                Tenneco Automotive Operating Subsidiary Inc. (formerly
                Tenneco Automotive Inc.), Tenneco International Holding
                Corp., Tenneco Global Holdings Inc., the Pullman Company,
                Clevite Industries Inc. and TMC Texas Inc. in favor of The
                Bank of New York, as trustee (incorporated herein by
                reference to Exhibit 4.4(c) to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
  4.5(a)   --   Amended and Restated Credit Agreement, dated as of December
                12, 2003, among Tenneco Automotive Inc., the several banks and other financial institutions or entities from time to
                time parties thereto, Bank of America, N.A. and Citicorp
                North America, Inc., as co-documentation agents, Deutsche
                Bank Securities Inc., as syndication agent, and JP Morgan
                Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5(a) to the registrant's Annual
                Report on Form 10-K for the year ended December 31, 2003,
                File No. 1-12387).
  4.5(b)   --   Amended and Restated Guarantee And Collateral Agreement,
                dated as of November 4, 1999, by Tenneco Automotive Inc. and the subsidiary guarantors named therein, in favor of
                JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference from Exhibit 4.5(f) to the registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2003, File No. 1-12387).
  4.6(a)   --   Indenture, dated as of June 19, 2003, among Tenneco
                Automotive Inc., the subsidiary guarantors named therein and
                Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(a) to the registrant's Quarterly
                Report on Form 10-Q for the quarter ended June 30, 2003,
                File No. 1-12387).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  4.6(b)   --   Collateral Agreement, dated as of June 19, 2003, by Tenneco
                Automotive Inc. and the subsidiary guarantors named therein in favor of Wachovia Bank, National Association
                (incorporated herein by reference from Exhibit 4.6(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
  4.6(c)   --   Registration Rights Agreement, dated as of June 19, 2003,
                among Tenneco Automotive Inc., the subsidiary guarantors
                named therein, and the initial purchasers named therein, for whom JPMorgan Securities Inc. acted as representative
                (incorporated herein by reference from Exhibit 4.6(c) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
  4.6(d)   --   Supplemental Indenture, dated as of December 12, 2003, among
                Tenneco Automotive Inc., the subsidiary guarantors named
                therein and Wachovia Bank, National Association
                (incorporated herein by reference to Exhibit 4.6(d) to the registrant's Annual Report on Form 10-K for the year ended
                December 31, 2003, File No. 1-12387).
  4.6(e)   --   Registration Rights Agreement, dated as of December 12,
                2003, among Tenneco Automotive Inc., the subsidiary
                guarantors named therein, and the initial purchasers named therein, for whom Banc of America Securities LLC acted as
                representative agent (incorporated herein by reference to
                Exhibit 4.5(a) to the registrant's Annual Report on Form
                10-K for the year ended December 31, 2003, File No.
                1-12387).
  4.7      --   Intercreditor Agreement, dated as of June 19, 2003, among
                JPMorgan Chase Bank, as Credit Agent, Wachovia Bank,
                National Association, as Trustee and Collateral Agent, and
                Tenneco Automotive Inc. (incorporated herein by reference
                from Exhibit 4.7 to the registrant's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 2003, File No.
                1-12387).
  9        --   None.
 10.1      --   Distribution Agreement, dated November 1, 1996, by and among
                El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
                10, File No. 1-12387).
 10.2      --   Amendment No. 1 to Distribution Agreement, dated as of
                December 11, 1996, by and among El Paso Tennessee Pipeline
                Co. (formerly Tenneco Inc.), the registrant, and Newport
                News Shipbuilding Inc. (incorporated herein by reference
                from Exhibit 10.2 of the registrant's Annual Report on Form
                10-K for the year ended December 31, 1996, File No.
                1-12387).
 10.3      --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                Tenneco Inc.), the registrant, and Newport News Shipbuilding
                Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year
                ended December 31, 1996, File No. 1-12387).
 10.4      --   Benefits Agreement, dated December 11, 1996, by and among El
                Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
 10.5      --   Insurance Agreement, dated December 11, 1996, by and among
                El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
 10.6      --   Tax Sharing Agreement, dated December 11, 1996, by and among
                El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                Newport News Shipbuilding Inc., the registrant, and El Paso
                Natural Gas Company (incorporated herein by reference from
                Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 10.7      --   First Amendment to Tax Sharing Agreement, dated as of
                December 11, 1996, among El Paso Tennessee Pipeline Co.
                (formerly Tenneco Inc.), the registrant, El Paso Natural Gas
                Company and Newport News Shipbuilding Inc. (incorporated
                herein by reference from Exhibit 10.7 of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
 10.8      --   Tenneco Automotive Inc. Value Added "TAVA" Incentive
                Compensation Plan (incorporated herein by reference from
                Exhibit 10.8 of the registrant's Quarterly Report on Form
                10-Q for the quarter ended September 30, 2003, File No.
                1-12387).
 10.9      --   Tenneco Automotive Inc. Change of Control Severance Benefits
                Plan for Key Executives (incorporated herein by reference
                from Exhibit 10.13 of the registrant's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1999, File No.
                1-12387).
 10.10     --   Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                Registration Statement on Form S-4, Reg. No. 333-93757).
 10.11     --   Tenneco Automotive Inc. Key Executive Pension Plan
                (incorporated herein by reference from Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.12     --   Tenneco Automotive Inc. Deferred Compensation Plan
                (incorporated herein by reference from Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.13     --   Tenneco Automotive Inc. Supplemental Executive Retirement
                Plan (incorporated herein by reference from Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the
                quarter ended June 30, 2000, File No. 1-12387).
 10.14     --   Human Resources Agreement by and between Tenneco Automotive
                Inc. and Tenneco Packaging Inc. dated November 4, 1999
                (incorporated herein by reference to Exhibit 99.1 to the
                registrant's Current Report on Form 8-K dated November 4,
                1999, File No. 1-12387).
 10.15     --   Tax Sharing Agreement by and between Tenneco Automotive Inc.
                and Tenneco Packaging Inc. dated November 3, 1999
                (incorporated herein by reference to Exhibit 99.2 to the
                registrant's Current Report on Form 8-K dated November 4,
                1999, File No. 1-12387).
 10.16     --   Amended and Restated Transition Services Agreement by and
                between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                dated as of November 4, 1999 (incorporated herein by
                reference from Exhibit 10.21 of the registrant's Quarterly
                Report on Form 10-Q for the quarter ended September 30,
                1999, File No. 1-12387).
 10.17     --   Assumption Agreement among Tenneco Automotive Operating
                Company Inc., Tenneco International Holding Corp., Tenneco
                Global Holdings Inc., The Pullman Company, Clevite
                Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                and the other Initial Purchasers listed in the Purchase
                Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.24 of the registrant's
                Registration Statement on Form S-4, Reg. No. 333-93757).
 10.18     --   Amendment No. 1 to Change in Control Severance Benefits Plan
                for Key Executives (incorporated herein by reference from
                Exhibit 10.23 to the registrant's Quarterly Report on Form
                10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.19     --   Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from
                Exhibit 10.24 to the registrant's Quarterly Report on Form
                10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.20     --   Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 2000, File No.
                1-12387).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 10.21     --   Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference
                from Exhibit 10.28 to the registrant's Annual Report on Form
                10-K for the year ended December 31, 2000, File No.
                1-12387).
 10.22     --   Form of Indemnity Agreement entered into between the
                registrant and the following directors of the registrant:
                Paul Stecko, M. Kathryn Eickhoff and Dennis Severance
                (incorporated herein by reference from Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).
 10.23     --   Mark P. Frissora Special Appendix under Tenneco Automotive
                Inc. Supplemental Executive Retirement Plan (incorporated
                herein by reference from Exhibit 10.30 to the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                2000, File No. 1-12387).
 10.24     --   Letter Agreement dated as of June 1, 2001 between the
                registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form
                10-K for the year ended December 31, 2001. File No.
                1-12387).
 10.25     --   Tenneco Automotive Inc. 2002 Long-Term Incentive Plan (As
                Amended and Restated Effective March 11, 2003) (incorporated herein by reference from Exhibit 10.26 to the registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2003. File No. 1-12387).
 10.26     --   Amendment to No. 1 Tenneco Automotive Inc. Deferred
                Compensation Plan (incorporated herein by reference from
                Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
 10.27     --   Tenneco Automotive Inc. Supplemental Stock Ownership Plan
                (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended
                December 31, 2002, File No. 1-12387).
 11        --   None.
*12        --   Computation of Ratio of Earnings to Fixed Charges.
*15        --   Letter of Deloitte and Touche LLP regarding interim
                financial information.
 18        --   None.
 22        --   None.
 23        --   None.
 24        --   None.
*31.1      --   Certification of Mark P. Frissora under Section 302 of the
                Sarbanes-Oxley Act of 2002.
*31.2      --   Certification of Kenneth R. Trammell under Section 302 of
                the Sarbanes-Oxley Act of 2002.
*32.1      --   Certification of Mark P. Frissora and Kenneth R. Trammell
                under Section 906 of the Sarbanes-Oxley Act of 2002.
 99        --   None.

---------------

* Filed herewith.