Form 10-Q
period 2004-09-30
TENNECO AUTOMOTIVE INC
filed 2004-11-05
CIK 1024725

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

          For the Quarterly Period Ended September 30, 2004

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

     Common Stock, par value $.01 per share: 42,419,552 shares as of October 31, 2004.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)..................    4
     Tenneco Automotive Inc. and Consolidated Subsidiaries--
       Report of Independent Registered Public Accounting
        Firm................................................    4
       Statements of Income.................................    5
       Balance Sheets.......................................    6
       Statements of Cash Flows.............................    7
       Statements of Changes in Shareholders' Equity........    8
       Statements of Comprehensive Income...................    9
       Notes to Consolidated Financial Statements...........   10
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............   29
  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk.......................................   54
  Item 4. Controls and Procedures...........................   54
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings.................................    *
  Item 2. Changes in Securities and Use of Proceeds.........    *
  Item 3. Defaults Upon Senior Securities...................    *
  Item 4. Submission of Matters to a Vote of Security
          Holders...........................................    *
  Item 5. Other Information.................................    *
  Item 6. Exhibits..........................................   55

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

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q contains forward-looking statements regarding, among other things, our prospects and business strategies. The words "may," "will," "believes," "should," "could," "plans," "expects," "anticipate," "intends," "estimates," and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

     - changes in automotive manufacturers' production rates and their actual and forecasted requirements for our products, including the overall highly competitive nature of the automotive parts industry, and our resultant inability to realize the sales represented by our awarded book of business which is based on anticipated pricing for the applicable program over its life, and is subject to increases or decreases due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by customers;

     - increases in the costs of raw materials, including our ability to successfully reduce the impact of any such cost increases through materials substitutions, cost reduction initiatives and other methods;

     - the cyclical nature of the global vehicular industry, including the performance of the global aftermarket sector, and changes in consumer demand and prices, including longer product lives of automobile parts and the cyclicality of automotive production and sales of automobiles which include our products, and the potential negative impact on our revenues and margins from such products;

     - our continued success in cost reduction and cash management programs and our ability to execute restructuring and other cost reduction plans and to realize anticipated benefits from these plans;

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

     - the cost and outcome of existing and any future legal proceedings, and compliance with changes in regulations, including environmental regulations;

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

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TENNECO AUTOMOTIVE INC.

     We have reviewed the accompanying consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of September 30, 2004, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows and changes in shareholders' equity for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of Tenneco Automotive Inc.'s management.

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

Chicago, Illinois
November 5, 2004

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                              --------------------------    --------------------------
                                                 2004           2003           2004           2003
                                              -----------    -----------    -----------    -----------
                                                   (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues........    $       998    $       914    $     3,146    $     2,833
                                              -----------    -----------    -----------    -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation
     shown below).........................            798            727          2,502          2,249
  Engineering, research, and
     development..........................             22             18             56             50
  Selling, general, and administrative....             91             91            302            276
  Depreciation and amortization of other
     intangibles..........................             42             40            131            120
                                              -----------    -----------    -----------    -----------
                                                      953            876          2,991          2,695
                                              -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.............             --             --             (1)            (1)
  Other income (loss).....................             (1)            --             (1)            (1)
                                              -----------    -----------    -----------    -----------
                                                       (1)            --             (2)            (2)
                                              -----------    -----------    -----------    -----------
INCOME BEFORE INTEREST EXPENSE, INCOME
  TAXES, AND MINORITY INTEREST............             44             38            153            136
  Interest expense (net of interest
     capitalized).........................             35             34            104            103
  Income tax expense (benefit)............              2             (2)            11             (1)
  Minority interest.......................              1              2              4              5
                                              -----------    -----------    -----------    -----------
NET INCOME................................    $         6    $         4    $        34    $        29
                                              ===========    ===========    ===========    ===========
EARNINGS PER SHARE
Average shares of common stock
  outstanding--
  Basic...................................     41,693,641     40,553,785     41,314,451     40,345,137
  Diluted.................................     44,322,958     42,187,011     43,997,882     41,473,974
Basic earnings per share of common
  stock...................................    $      0.15    $      0.11    $      0.84    $      0.72
Diluted earnings per share of common
  stock...................................    $      0.14    $      0.10    $      0.78    $      0.70

  The accompanying notes to financial statements are an integral part of these statements of income.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2004             2003
                                                                -------------    ------------
                                                                         (MILLIONS)
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................       $   203         $   145
  Receivables--
    Customer notes and accounts, net........................           495             427
    Other...................................................            16              15
  Inventories--
    Finished goods..........................................           152             149
    Work in process.........................................            88              73
    Raw materials...........................................            85              83
    Materials and supplies..................................            38              38
  Deferred income taxes.....................................            61              63
  Prepayments and other.....................................           137             112
                                                                   -------         -------
                                                                     1,275           1,105
                                                                   -------         -------
Other assets:
  Long-term notes receivable, net...........................            21              21
  Goodwill..................................................           193             193
  Intangibles, net..........................................            25              25
  Deferred income taxes.....................................           259             239
  Pension assets............................................             8               6
  Other.....................................................           145             145
                                                                   -------         -------
                                                                       651             629
                                                                   -------         -------
Plant, property, and equipment, at cost.....................         2,342           2,303
  Less--Reserves for depreciation and amortization..........         1,272           1,192
                                                                   -------         -------
                                                                     1,070           1,111
                                                                   -------         -------
                                                                   $ 2,996         $ 2,845
                                                                   =======         =======
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
    debt)...................................................       $    20         $    20
  Trade payables............................................           667             621
  Accrued taxes.............................................            22              19
  Accrued interest..........................................            42              42
  Accrued liabilities.......................................           210             162
  Other.....................................................            27              29
                                                                   -------         -------
                                                                       988             893
                                                                   -------         -------
Long-term debt..............................................         1,403           1,410
                                                                   -------         -------
Deferred income taxes.......................................           129             123
                                                                   -------         -------
Postretirement benefits.....................................           274             266
                                                                   -------         -------
Deferred credits and other liabilities......................            77              72
                                                                   -------         -------
Commitments and contingencies
Minority interest...........................................            24              23
                                                                   -------         -------
Shareholders' equity:
  Common stock..............................................            --              --
  Premium on common stock and other capital surplus.........         2,760           2,751
  Accumulated other comprehensive loss......................          (241)           (241)
  Retained earnings (accumulated deficit)...................        (2,178)         (2,212)
                                                                   -------         -------
                                                                       341             298
  Less--Shares held as treasury stock, at cost..............           240             240
                                                                   -------         -------
                                                                       101              58
                                                                   -------         -------
                                                                   $ 2,996         $ 2,845
                                                                   =======         =======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 NINE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                                -------------
                                                                2004    2003
                                                                ----    -----
                                                                 (MILLIONS)
OPERATING ACTIVITIES
Net income..................................................    $ 34    $  29
Adjustments to reconcile net income to cash provided by
  operating activities--
  Depreciation and amortization of other intangibles........     131      120
  Deferred income taxes.....................................     (12)     (17)
Loss on sale of assets, net.................................       1        1
  Changes in components of working capital--
     (Increase) decrease in receivables.....................     (66)     (46)
     (Increase) decrease in inventories.....................     (22)      43
     (Increase) decrease in prepayments and other current
      assets................................................     (21)       3
     Increase (decrease) in payables........................      55       31
     Increase (decrease) in accrued taxes...................       5      (25)
     Increase (decrease) in accrued interest................      --       19
     Increase (decrease) in other current liabilities.......      21      (15)
  Other.....................................................       9       19
                                                                ----    -----
Net cash provided by operating activities...................     135      162
                                                                ----    -----
INVESTING ACTIVITIES
Net proceeds from sale of assets............................      12        4
Expenditures for plant, property, and equipment.............     (87)     (83)
Investments and other.......................................      --       (5)
                                                                ----    -----
Net cash used by investing activities.......................     (75)     (84)
                                                                ----    -----
FINANCING ACTIVITIES
Issuance of common shares...................................       6       --
Proceeds from capital contributions.........................      --        1
Issuance of long-term debt..................................      --      350
Debt issuance costs on long-term debt.......................      --      (13)
Retirement of long-term debt................................      (6)    (277)
Net increase (decrease) in short-term debt excluding current
  maturities of long-term debt..............................       1     (119)
Other.......................................................       1       (1)
                                                                ----    -----
Net cash provided (used) by financing activities............       2      (59)
                                                                ----    -----
Effect of foreign exchange rate changes on cash and cash
  equivalents...............................................      (4)     (10)
                                                                ----    -----
Increase in cash and cash equivalents.......................      58        9
Cash and cash equivalents, January 1........................     145       54
                                                                ----    -----
Cash and cash equivalents, September 30 (Note)..............    $203    $  63
                                                                ====    =====
Cash paid during the period for interest....................    $106    $  79
Cash paid during the period for income taxes (net of
  refunds)..................................................    $ 15    $  41

NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                       ----------------------------------------------
                                                               2004                     2003
                                                       ---------------------    ---------------------
                                                         SHARES      AMOUNT       SHARES      AMOUNT
                                                       ----------    -------    ----------    -------
                                                              (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1..................................    42,167,296    $    --    41,347,340    $    --
  Issued pursuant to benefit plans.................       452,976         --       533,222         --
  Stock options exercised..........................     1,075,302         --       229,730         --
                                                       ----------    -------    ----------    -------
Balance September 30...............................    43,695,574         --    42,110,292         --
                                                       ==========               ==========
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1..................................                    2,751                    2,749
  Premium on common stock issued pursuant to
     benefit plans.................................                        9                        3
                                                                     -------                  -------
Balance September 30...............................                    2,760                    2,752
                                                                     -------                  -------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance January 1..................................                     (241)                    (357)
  Other comprehensive income (loss)................                       --                       79
                                                                     -------                  -------
Balance September 30...............................                     (241)                    (278)
                                                                     -------                  -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1..................................                   (2,212)                  (2,246)
  Net income.......................................                       34                       29
                                                                     -------                  -------
Balance September 30...............................                   (2,178)                  (2,217)
                                                                     -------                  -------
LESS--COMMON STOCK HELD AS TREASURY STOCK, AT COST
Balance January 1 and September 30.................     1,294,692        240     1,294,692        240
                                                       ==========    -------    ==========    -------
       Total.......................................                  $   101                  $    17
                                                                     =======                  =======

      The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                       STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------------------------------------
                                                           2004                            2003
                                               -----------------------------   -----------------------------
                                                ACCUMULATED                     ACCUMULATED
                                                   OTHER                           OTHER
                                               COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                  INCOME          INCOME          INCOME          INCOME
                                                  (LOSS)          (LOSS)          (LOSS)          (LOSS)
                                               -------------   -------------   -------------   -------------
                                                                        (MILLIONS)
NET INCOME...................................                       $ 6                             $ 4
                                                                    ---                             ---
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance July 1.............................      $(162)                          $(204)
    Translation of foreign currency
      statements.............................         19             19                6              6
                                                   -----                           -----
  Balance September 30.......................       (143)                           (198)
                                                   -----                           -----
FAIR VALUE OF INTEREST RATE SWAPS
  Balance July 1.............................      $  --                           $  --
    Fair value adjustment....................         --             --               --             --
                                                   -----                           -----
  Balance September 30.......................         --                              --
                                                   -----                           -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance July 1 and September 30............        (98)            --              (80)            --
                                                   -----                           -----
Balance September 30.........................      $(241)                          $(278)
                                                   =====            ---            =====            ---
Other comprehensive income...................                        19                               6
                                                                    ---                             ---
COMPREHENSIVE INCOME.........................                       $25                             $10
                                                                    ===                             ===

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------------------------------------
                                                           2004                            2003
                                               -----------------------------   -----------------------------
                                                ACCUMULATED                     ACCUMULATED
                                                   OTHER                           OTHER
                                               COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                  INCOME          INCOME          INCOME          INCOME
                                                  (LOSS)          (LOSS)          (LOSS)          (LOSS)
                                               -------------   -------------   -------------   -------------
                                                                        (MILLIONS)
NET INCOME...................................                       $34                            $ 29
                                                                    ---                            ----
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1..........................      $(143)                          $(273)
    Translation of foreign currency
      statements.............................         --             --               75             75
                                                   -----                           -----
  Balance September 30.......................       (143)                           (198)
                                                   -----                           -----
FAIR VALUE OF INTEREST RATE SWAPS
  Balance January 1..........................      $  --                           $  (4)
    Fair value adjustment....................         --             --                4              4
                                                   -----                           -----
  Balance September 30.......................         --                              --
                                                   -----                           -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance January 1 and September 30.........        (98)            --              (80)            --
                                                   -----                           -----
Balance September 30.........................      $(241)            --            $(278)
                                                   =====            ---            =====           ----
Other comprehensive income...................                        --                              79
                                                                    ---                            ----
COMPREHENSIVE INCOME.........................                       $34                            $108
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

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at a per annum rate of 10 1/4 percent to floating interest rate debt at a per annum rate of LIBOR plus a spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. Based on the current LIBOR as determined under these agreements of 1.86 percent (which remains in effect until January 15, 2005), these swaps would reduce our annual interest expense by approximately $4 million. The swaps qualify as fair value hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such are recorded on the balance sheet at market value with an offset to the underlying hedged item, which is long-term debt. As of September 30, 2004, the fair value of the interest rate swaps was approximately a negative $1 million, which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

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

     In October of 2003, we announced the closing of an emission control manufacturing facility in Birmingham, U.K. Approximately 130 employees were eligible for severance benefits in accordance with union contracts and U.K. legal requirements. We incurred approximately $3 million in costs related to this action in the first nine months of 2004. Additional costs related to this closing are not expected to exceed $1 million and will be recorded in 2005. This action is in addition to the plant closings announced in Project Genesis in the fourth quarter of 2001.

     Including the above costs, we incurred $12 million in restructuring and restructuring-related costs in the first nine months of 2004. These costs are primarily related to the continuation of the optimization of our manufacturing footprint that was started with Project Genesis in 2001.

     Including the costs incurred in 2002 and 2003 of $18 million, we have incurred a total of $30 million for activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for these actions.

     Amounts related to the reserves we have established regarding activities that are part of our restructuring plans are as follows:

                                        DECEMBER 31,                                        SEPTEMBER 30,
                                            2003          2004     CHARGED TO   IMPACT OF       2004
                                        RESTRUCTURING     CASH       ASSET      EXCHANGE    RESTRUCTURING
                                           RESERVE      PAYMENTS    ACCOUNTS      RATES        RESERVE
                                        -------------   --------   ----------   ---------   -------------
                                                                   (MILLIONS)
Severance.............................       $1            $1        $  --        $  --         $  --
Asset Impairment......................       --            --           --           --            --
Other.................................       --            --           --           --            --
                                             --            --        -----        -----         -----
                                             $1            $1        $  --        $  --         $  --
                                             ==            ==        =====        =====         =====

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives over the 2002 to 2006 time period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. As of September 30, 2004, we have excluded $31 million of the $60 million available under the terms of the senior credit facility. In October 2004, we announced a plan to eliminate 250 salaried positions through selected layoffs and an elective early retirement program. The majority of the layoffs will be at the middle and senior management level. As a result, we expect to incur charges of approximately $20 to $24 million related to these reductions which will be recorded over the next several months. The reductions are expected to be completed by the end of April 2005 and will impact our excluded amount. In addition to the announced actions, we will continue to evaluate additional opportunities to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution and manufacturing footprint for the future. There can be no assurances, however, that we will undertake additional restructuring actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee, and if the costs of the plans exceed the amount previously approved by our senior lenders, could require approval by our senior lenders. We plan to

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

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

     As of September 30, 2004, we are designated as a potentially responsible party in one Superfund site. We have estimated our share of the remediation costs for this site to be less than $1 million in the aggregate. In addition to the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $11 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     We also from time to time are involved in legal proceedings or claims that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. As an example, we are involved in litigation with the minority owner of one of our Indian joint ventures over various operational issues which may involve a court-mandated bidding process. In future periods, we could be subjected to cash costs or non-cash charges to earnings if we are required to sell our interest in the joint venture on unfavorable terms. We vigorously defend ourselves against all of these claims. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. On the other hand, we are experiencing an increasing number of these claims, likely due to bankruptcies of major asbestos manufacturers. We vigorously defend ourselves against these claims as part of our ordinary course of business. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

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

     Below is a table that shows the activity in the warranty accrual accounts:

                                                                 NINE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                                --------------
                                                                2004      2003
                                                                ----      ----
                                                                  (MILLIONS)
Beginning Balance...........................................    $18       $21
Accruals related to product warranties......................      4         8
Reductions for payments made................................     (4)       (7)
                                                                ---       ---
Ending Balance..............................................    $18       $22
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

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

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduced a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. As permitted by FASB Staff Position ("FSP") 106-1, we previously chose to defer recognizing the effects of the Act on our postretirement healthcare insurance plans until authoritative guidance was issued by the FASB. In May 2004, the FASB issued FSP No. 106-2, which supercedes FSP No. 106-1 and requires accounting for the effects of the Act no later than our quarter ending September 30, 2004. The adoption of FSP 106-2 did not have a material impact on our consolidated financial statements.

     (6) We entered into an agreement during the third quarter of 2000 to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party, net of a purchase discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $148 million and $136 million at September 30, 2004 and 2003, respectively. We recognized a loss of approximately $1 million in each of the nine months ended September 30, 2004 and 2003, respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, and it averaged approximately four percent during the time period in 2004 when we sold receivables. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

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

                                                                THREE MONTHS         NINE MONTHS
                                                                    ENDED               ENDED
                                                                SEPTEMBER 30,       SEPTEMBER 30,
                                                              -----------------   -----------------
                                                               2004      2003      2004      2003
                                                              -------   -------   -------   -------
                                                               (MILLIONS EXCEPT PER SHARE AMOUNTS)
Net income..................................................   $   6     $   4     $  34     $  29
Add: Stock-based employee compensation expense included in
  net income, net of income tax.............................       2         2        10         2
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of
  income tax................................................      (2)       (2)      (11)       (3)
                                                               -----     -----     -----     -----
Pro forma net income........................................   $   6     $   4     $  33     $  28
                                                               =====     =====     =====     =====
Earnings per share:
  Basic--as reported........................................   $0.15     $0.11     $0.84     $0.72
  Basic--pro forma..........................................   $0.14     $0.10     $0.82     $0.69
  Diluted--as reported......................................   $0.14     $0.10     $0.78     $0.70
  Diluted--pro forma........................................   $0.13     $0.09     $0.77     $0.67

     The fair value of each option granted during the first nine months of 2004 and 2003 is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for grants in the first nine months of 2004 and 2003, respectively: (i) risk-free interest rates of 4.07 percent and 4.01 percent; (ii) expected lives of 10 years and 10 years;
(iii) expected volatility of 43.56 percent and 40.43 percent; and (iv) dividend yield of 0.00 percentage and 0.00 percentage.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     (8) Earnings per share of common stock outstanding were computed as follows:

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------   -------------------------
                                              2004          2003          2004          2003
                                           -----------   -----------   -----------   -----------
                                               (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic earnings per share--
  Net income.............................  $         6   $         4   $        34   $        29
                                           ===========   ===========   ===========   ===========
  Average shares of common stock
     outstanding.........................   41,693,641    40,553,785    41,314,451    40,345,137
                                           ===========   ===========   ===========   ===========
  Basic earnings per average share of
     common stock........................  $      0.15   $      0.11   $      0.84   $      0.72
                                           ===========   ===========   ===========   ===========
Diluted earnings per share--
  Net income.............................  $         6   $         4   $        34   $        29
                                           ===========   ===========   ===========   ===========
  Average shares of common stock
     outstanding.........................   41,693,641    40,553,785    41,314,451    40,345,137
  Effect of dilutive securities:
     Restricted stock....................      257,920        75,351       266,296        58,764
     Stock options.......................    2,371,397     1,557,875     2,417,135     1,070,073
                                           -----------   -----------   -----------   -----------
  Average shares of common stock
     outstanding including dilutive
     shares..............................   44,322,958    42,187,011    43,997,882    41,473,974
                                           ===========   ===========   ===========   ===========
  Diluted earnings per average share of
     common stock........................  $      0.14   $      0.10   $      0.78   $      0.70
                                           ===========   ===========   ===========   ===========

     Options to purchase 751,239 and 2,379,719 shares of common stock were outstanding at September 30, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares on such dates.

     (9) Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                          ----------------------------   ----------------------------
                                            PENSION     POSTRETIREMENT     PENSION     POSTRETIREMENT
                                          -----------   --------------   -----------   --------------
                                          2004   2003    2004    2003    2004   2003   2004     2003
                                          ----   ----   ------   -----   ----   ----   -----    -----
                                                   (MILLIONS)                     (MILLIONS)
Service cost............................  $ 5    $ 4    $   1     $1     $ 15   $ 12   $  2     $   4
Interest cost...........................    7      7        2      3       22     21      6         8
Expected return on plan assets..........   (7)    (7)      --     --      (22)   (21)    --        --
Net amortization:
  Actuarial loss........................    1      1        1      1        4      2      4         3
  Prior service cost....................    1      1       (2)    --        3      3     (6)       (1)
                                          ---    ---    -----     --     ----   ----   -----    -----
Net pension and postretirement costs....  $ 7    $ 6    $   2     $5     $ 22   $ 17   $  6     $  14
                                          ===    ===    =====     ==     ====   ====   =====    =====

     For the nine months ended September 30, 2004, we made pension contributions of approximately $13 million. Based on current actuarial estimates, we believe we will be required to make approximately $5 million to $10 million in contributions for the remainder of 2004.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     We made postretirement contributions of approximately $5 million during the first nine months of 2004. Based on current actuarial estimates, we believe we will be required to make approximately $1 million in contributions for the remainder of 2004.

     (10) We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $4 million at both September 30, 2004 and 2003, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

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

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, travel and procurement card programs, and cash management requirements for some of our subsidiaries totaling $24 million. We have also issued $18 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     The following table summarizes certain segment information:

                                                                           SEGMENT
                                                 -----------------------------------------------------------
                                                                                     RECLASS
                                                 NORTH AMERICA    EUROPE    OTHER    & ELIMS    CONSOLIDATED
                                                 -------------    ------    -----    -------    ------------
                                                                         (MILLIONS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
Revenues from external customers.............       $  465        $  399    $134      $ --         $  998
Intersegment revenues........................            2            12       5       (19)            --
Income before interest, income taxes, and
  minority interest..........................           31             6       7        --             44
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
Revenues from external customers.............       $  452        $  344    $118      $ --         $  914
Intersegment revenues........................            1             9       5       (15)            --
Income before interest, income taxes, and
  minority interest..........................           32            (3)      9        --             38
AT SEPTEMBER 30, 2004, AND FOR THE NINE
  MONTHS THEN ENDED
Revenues from external customers.............       $1,491        $1,253    $402      $ --         $3,146
Intersegment revenues........................            5            40      14       (59)            --
Income before interest, income taxes, and
  minority interest..........................          111            17      25        --            153
Total Assets.................................          841         1,195     841       119          2,996
AT SEPTEMBER 30, 2003, AND FOR THE NINE
  MONTHS THEN ENDED
Revenues from external customers.............       $1,434        $1,077    $322      $ --         $2,833
Intersegment revenues........................            5            28      10       (43)            --
Income before interest, income taxes, and
  minority interest..........................          109             7      20        --            136
Total Assets.................................          784         1,085     725       146          2,740

     In October 2004, we announced a change in the structure of our organization that will change our reportable segments. The European segment will now include our South American operations. While this will have no impact on our consolidated results, it will change our segment results. This change would have increased European segment revenues by approximately $42 million for the third quarter and $113 million for the nine months ended September 30, 2004. The impact on European EBIT would have been an increase of approximately $4 million for the third quarter and $10 million for the nine months ended September 30, 2004. Asia-Pacific will be our new reportable segment and will include our Asian and Australian operations. The change in segment reporting will be reflected in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                                       ----------------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External......................        $448            $550             $ --            $  --          $998
     Affiliated companies..........          14              87               --             (101)           --
                                           ----            ----             ----            -----          ----
                                            462             637               --             (101)          998
                                           ----            ----             ----            -----          ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).....         364             535               --             (101)          798
  Engineering, research, and
     development...................          10              12               --               --            22
  Selling, general, and
     administrative................          42              49               --               --            91
  Depreciation and amortization of
     other intangibles.............          17              25               --               --            42
                                           ----            ----             ----            -----          ----
                                            433             621               --             (101)          953
                                           ----            ----             ----            -----          ----
OTHER INCOME (EXPENSE)
  Loss on sale of receivables......          --              --               --               --            --
  Other income (loss)..............           1              (2)              --               --            (1)
                                           ----            ----             ----            -----          ----
                                              1              (2)              --               --            (1)
                                           ----            ----             ----            -----          ----
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES........................          30              14               --               --            44
  Interest expense--
     External (net of interest
       capitalized)................          --               3               32               --            35
     Affiliated companies (net of
       interest income)............          22              (2)             (20)              --            --
  Income tax expense (benefit).....         (25)              2              (16)              41             2
  Minority interest................          --               1               --               --             1
                                           ----            ----             ----            -----          ----
                                             33              10                4              (41)            6
  Equity in net income (loss) from
     affiliated companies..........          18              --                2              (20)           --
                                           ----            ----             ----            -----          ----
NET INCOME (LOSS)..................        $ 51            $ 10             $  6            $ (61)         $  6
                                           ====            ====             ====            =====          ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                       ----------------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External......................        $450            $464             $ --            $ --           $914
     Affiliated companies..........          14              84               --             (98)            --
                                           ----            ----             ----            ----           ----
                                            464             548               --             (98)           914
                                           ----            ----             ----            ----           ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).....         357             468               --             (98)           727
  Engineering, research, and
     development...................           3              15               --              --             18
  Selling, general, and
     administrative................          48              43               --              --             91
  Depreciation and amortization of
     other intangibles.............          17              23               --              --             40
                                           ----            ----             ----            ----           ----
                                            425             549               --             (98)           876
                                           ----            ----             ----            ----           ----
OTHER INCOME (EXPENSE)
  Loss on sale of receivables......          --              --               --              --             --
  Other income (loss)..............          --              --               --              --             --
                                             --              --               --              --             --
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST,
  AND EQUITY IN NET INCOME FROM
  AFFILIATED COMPANIES.............          39              (1)              --              --             38
  Interest expense--
     External (net of interest
       capitalized)................           1               1               32              --             34
     Affiliated companies (net of
       interest income)............          20              (2)             (18)             --             --
  Income tax expense (benefit).....          (1)             --              (16)             15             (2)
  Minority interest................          --               2               --              --              2
                                           ----            ----             ----            ----           ----
                                             19              (2)               2             (15)             4
  Equity in net income (loss) from
     affiliated companies..........           5              --                2              (7)            --
                                           ----            ----             ----            ----           ----
NET INCOME (LOSS)..................        $ 24            $ (2)            $  4            $(22)          $  4
                                           ====            ====             ====            ====           ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                       ----------------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External......................       $1,338          $1,808            $ --            $  --         $3,146
     Affiliated companies..........           41             194              --             (235)            --
                                          ------          ------            ----            -----         ------
                                           1,379           2,002              --             (235)         3,146
                                          ------          ------            ----            -----         ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).....        1,067           1,670              --             (235)         2,502
  Engineering, research, and
     development...................           26              30              --               --             56
  Selling, general, and
     administrative................          150             152              --               --            302
  Depreciation and amortization of
     other intangibles.............           56              75              --               --            131
                                          ------          ------            ----            -----         ------
                                           1,299           1,927              --             (235)         2,991
                                          ------          ------            ----            -----         ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables......           --              (1)             --               --             (1)
  Other income (loss)..............           19             (13)             --               (7)            (1)
                                          ------          ------            ----            -----         ------
                                              19             (14)             --               (7)            (2)
                                          ------          ------            ----            -----         ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES........................           99              61              --               (7)           153
  Interest expense--
     External (net of interest
       capitalized)................           --               6              98               --            104
     Affiliated companies (net of
       interest income)............           64              (7)            (57)              --             --
  Income tax expense (benefit).....          (59)             16             (51)             105             11
  Minority interest................           --               4              --               --              4
                                          ------          ------            ----            -----         ------
                                              94              42              10             (112)            34
  Equity in net income (loss) from
     affiliated companies..........           56              --              24              (80)            --
                                          ------          ------            ----            -----         ------
NET INCOME (LOSS)..................       $  150          $   42            $ 34            $(192)        $   34
                                          ======          ======            ====            =====         ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                       ----------------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External......................       $1,315          $1,518            $ --            $  --         $2,833
     Affiliated companies..........           37             191              --             (228)            --
                                          ------          ------            ----            -----         ------
                                           1,352           1,709              --             (228)         2,833
                                          ------          ------            ----            -----         ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).....        1,053           1,424              --             (228)         2,249
  Engineering, research, and
     development...................           19              31              --               --             50
  Selling, general, and
     administrative................          133             143              --               --            276
  Depreciation and amortization of
     other intangibles.............           53              67              --               --            120
                                          ------          ------            ----            -----         ------
                                           1,258           1,665              --             (228)         2,695
                                          ------          ------            ----            -----         ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables......           --              (1)             --               --             (1)
  Other income (loss)..............           (1)              2              --               (2)            (1)
                                          ------          ------            ----            -----         ------
                                              (1)              1              --               (2)            (2)
                                          ------          ------            ----            -----         ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES........................           93              45              --               (2)           136
  Interest expense--
     External (net of interest
       capitalized)................           --               3             100               --            103
     Affiliated companies (net of
       interest income)............           62              (1)            (61)              --             --
  Income tax expense (benefit).....           (6)             (1)            (51)              57             (1)
  Minority interest................           --               5              --               --              5
                                          ------          ------            ----            -----         ------
                                              37              39              12              (59)            29
  Equity in net income (loss) from
     affiliated companies..........           50              (2)             17              (65)            --
                                          ------          ------            ----            -----         ------
NET INCOME (LOSS)..................       $   87          $   37            $ 29            $(124)        $   29
                                          ======          ======            ====            =====         ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                  SEPTEMBER 30, 2004
                                       ------------------------------------------------------------------------
                                                                         TENNECO
                                                                     AUTOMOTIVE INC.
                                        GUARANTOR     NONGUARANTOR       (PARENT       RECLASS &
                                       SUBSIDIARIES   SUBSIDIARIES      COMPANY)         ELIMS     CONSOLIDATED
                                       ------------   ------------   ---------------   ---------   ------------
                                                                      (MILLIONS)
               ASSETS
Current assets:
  Cash and cash equivalents..........     $  118         $   85          $   --         $    --       $  203
  Receivables, net...................        122            529              23            (163)         511
  Inventories........................         96            267              --              --          363
  Deferred income taxes..............         87              9               1             (36)          61
  Prepayments and other..............         22            115              --              --          137
                                          ------         ------          ------         -------       ------
                                             445          1,005              24            (199)       1,275
                                          ------         ------          ------         -------       ------
Other assets:
  Investment in affiliated
     companies.......................        345             --           2,143          (2,488)          --
  Notes and advances receivable from
     affiliates......................      2,852             31           3,307          (6,190)          --
  Long-term notes receivable, net....          2             19              --              --           21
  Goodwill...........................        136             57              --              --          193
  Intangibles, net...................         14             11              --              --           25
  Deferred income taxes..............        233             36             115            (125)         259
  Pension assets.....................         --              8              --              --            8
  Other..............................         45             66              34              --          145
                                          ------         ------          ------         -------       ------
                                           3,627            228           5,599          (8,803)         651
                                          ------         ------          ------         -------       ------
Plant, property, and equipment, at
  cost...............................        888          1,454              --              --        2,342
  Less--Reserves for depreciation and
     amortization....................        543            729              --              --        1,272
                                          ------         ------          ------         -------       ------
                                             345            725              --              --        1,070
                                          ------         ------          ------         -------       ------
                                          $4,417         $1,958          $5,623         $(9,002)      $2,996
                                          ======         ======          ======         =======       ======

           LIABILITIES AND
        SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt)
     Short-term
       debt--non-affiliated..........     $   --         $   16          $    4         $    --       $   20
     Short-term debt--affiliated.....          1             81              10             (92)          --
  Trade payables.....................        220            515              --             (68)         667
  Accrued taxes......................         --             27              16             (21)          22
  Other..............................        110            130              41              (2)         279
                                          ------         ------          ------         -------       ------
                                             331            769              71            (183)         988
Long-term debt--non-affiliated.......         --             15           1,388              --        1,403
Long-term debt--affiliated...........      2,127             --           4,063          (6,190)          --
Deferred income taxes................        122             79              --             (72)         129
Postretirement benefits and other
  liabilities........................        267             78              --               6          351
Commitments and contingencies
Minority interest....................         --             24              --              --           24
Shareholders' equity.................      1,570            993             101          (2,563)         101
                                          ------         ------          ------         -------       ------
                                          $4,417         $1,958          $5,623         $(9,002)      $2,996
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                      DECEMBER 31, 2003
                                           ------------------------------------------------------------------------
                                                                             TENNECO
                                                                         AUTOMOTIVE INC.
                                            GUARANTOR     NONGUARANTOR       (PARENT       RECLASS &
                                           SUBSIDIARIES   SUBSIDIARIES      COMPANY)         ELIMS     CONSOLIDATED
                                           ------------   ------------   ---------------   ---------   ------------
                                                                          (MILLIONS)
                 ASSETS
Current assets:
  Cash and cash equivalents..............     $   70         $   75          $   --         $    --       $  145
  Receivables, net.......................        136            449              19            (162)         442
  Inventories............................         89            254              --              --          343
  Deferred income taxes..................         85              9              --             (31)          63
  Prepayments and other..................         40             72              --              --          112
                                              ------         ------          ------         -------       ------
                                                 420            859              19            (193)       1,105
                                              ------         ------          ------         -------       ------
Other assets:
  Investment in affiliated companies.....        330             --           2,105          (2,435)          --
  Notes and advances receivable from
    affiliates...........................      2,741             37           3,243          (6,021)          --
  Long-term notes receivable, net........          2             19              --              --           21
  Goodwill...............................        136             57              --              --          193
  Intangibles, net.......................         14             11              --              --           25
  Deferred income taxes..................        218             35              78             (92)         239
  Pension assets.........................         --              6              --              --            6
  Other..................................         39             70              36              --          145
                                              ------         ------          ------         -------       ------
                                               3,480            235           5,462          (8,548)         629
                                              ------         ------          ------         -------       ------
Plant, property, and equipment, at
  cost...................................        877          1,426              --              --        2,303
  Less--Reserves for depreciation and
    amortization.........................        511            681              --              --        1,192
                                              ------         ------          ------         -------       ------
                                                 366            745              --              --        1,111
                                              ------         ------          ------         -------       ------
                                              $4,266         $1,839          $5,481         $(8,741)      $2,845
                                              ======         ======          ======         =======       ======
             LIABILITIES AND
          SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
    maturities of long-term debt)
    Short-term debt--non-affiliated......     $   --         $   16          $    4         $    --       $   20
    Short-term debt--affiliated..........         --            123              10            (133)          --
  Trade payables.........................        184            464              --             (27)         621
  Accrued taxes..........................         --             32              17             (30)          19
  Other..................................        100             94              40              (1)         233
                                              ------         ------          ------         -------       ------
                                                 284            729              71            (191)         893
Long-term debt--non-affiliated...........         --             17           1,393              --        1,410
Long-term debt--affiliated...............      2,062             --           3,959          (6,021)          --
Deferred income taxes....................        140             75               1             (93)         123
Postretirement benefits and other
  liabilities............................        256             77              (1)              6          338
Commitments and contingencies
Minority interest........................         --             23              --              --           23
Shareholders' equity.....................      1,524            918              58          (2,442)          58
                                              ------         ------          ------         -------       ------
                                              $4,266         $1,839          $5,481         $(8,741)      $2,845
                                              ======         ======          ======         =======       ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                     NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   ------------------------------------------------------------------------
                                                                     TENNECO
                                                                 AUTOMOTIVE INC.
                                    GUARANTOR     NONGUARANTOR       (PARENT       RECLASS &
                                   SUBSIDIARIES   SUBSIDIARIES      COMPANY)         ELIMS     CONSOLIDATED
                                   ------------   ------------   ---------------   ---------   ------------
                                                                  (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities...........      $156           $143            $(164)         $  --         $135
                                       ----           ----            -----          -----         ----
INVESTING ACTIVITIES
Net proceeds from sale of
  assets.........................        --             12               --             --           12
Expenditures for plant, property,
  and equipment..................       (28)           (59)              --             --          (87)
Investments and other............        --             --               --             --           --
                                       ----           ----            -----          -----         ----
Net cash used by investing
  activities.....................       (28)           (47)              --             --          (75)
                                       ----           ----            -----          -----         ----
FINANCING ACTIVITIES
Issuance of common shares........        --             --                6             --            6
Proceeds from capital
  contributions..................        --             --               --             --           --
Issuance of long-term debt.......        --             --               --             --           --
Debt issuance costs on long-term
  debt...........................        --             --               --             --           --
Retirement of long-term debt.....        --             (2)              (4)            --           (6)
Net increase (decrease) in
  short-term debt excluding
  current maturities of long-term
  debt...........................        --              1               --             --            1
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations.......       (80)           (82)             162             --           --
Other............................        --              1               --             --            1
                                       ----           ----            -----          -----         ----
Net cash provided (used) by
  financing activities...........       (80)           (82)             164             --            2
                                       ----           ----            -----          -----         ----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents....................        --             (4)              --             --           (4)
                                       ----           ----            -----          -----         ----
Increase in cash and cash
  equivalents....................        48             10               --             --           58
Cash and cash equivalents,
  January 1......................        70             75               --             --          145
                                       ----           ----            -----          -----         ----
Cash and cash equivalents,
  September 30 (Note)............      $118           $ 85            $  --          $  --         $203
                                       ====           ====            =====          =====         ====

NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                     NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   ------------------------------------------------------------------------
                                                                     TENNECO
                                                                 AUTOMOTIVE INC.
                                    GUARANTOR     NONGUARANTOR       (PARENT       RECLASS &
                                   SUBSIDIARIES   SUBSIDIARIES      COMPANY)         ELIMS     CONSOLIDATED
                                   ------------   ------------   ---------------   ---------   ------------
                                                                  (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities...........     $ 186           $105            $(129)         $  --        $ 162
                                      -----           ----            -----          -----        -----
INVESTING ACTIVITIES
Net proceeds from the sale of
  fixed assets...................         1              3               --             --            4
Expenditures for plant, property,
  and equipment..................       (29)           (54)              --             --          (83)
Investments and other............        --             (5)              --             --           (5)
                                      -----           ----            -----          -----        -----
Net cash used by investing
  activities.....................       (28)           (56)              --             --          (84)
                                      -----           ----            -----          -----        -----
FINANCING ACTIVITIES
Proceeds from capital
  contributions..................        --             --                1             --            1
Issuance of long-term debt.......        --             --              350             --          350
Debt issuance cost on long-term
  debt...........................        --             --              (13)            --          (13)
Retirement of long-term debt.....        --             (2)            (275)            --         (277)
Net increase (decrease) in
  short-term debt excluding
  current maturities of long-term
  debt...........................        --              1             (120)            --         (119)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations.......      (157)           (29)             186             --           --
Other............................        --             (1)              --             --           (1)
                                      -----           ----            -----          -----        -----
Net cash provided (used) by
  financing activities...........      (157)           (31)             129             --          (59)
                                      -----           ----            -----          -----        -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents....................        --            (10)              --             --          (10)
                                      -----           ----            -----          -----        -----
Increase in cash and cash
  equivalents....................         1              8               --             --            9
Cash and cash equivalents,
  January 1......................        --             54               --             --           54
                                      -----           ----            -----          -----        -----
Cash and cash equivalents,
  September 30 (Note)............     $   1           $ 62            $  --          $  --        $  63
                                      =====           ====            =====          =====        =====

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

     Factors that are critical to our success include new business awards, managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes, fixing or eliminating unprofitable businesses and reducing overall costs. In addition, our ability to adapt to key industry trends, such as the consolidation of OE customers, increasing technologically sophisticated content, changing aftermarket distribution channels, increasing environmental standards and extended product life of automotive parts, also plays a critical role in our success. Other factors that are critical to our success include adjusting to environmental and economic challenges such as increases in the cost of raw materials and our ability to successfully reduce the impact of any such cost increases through material substitutions, cost reduction initiatives and other methods.

     We have a substantial amount of indebtedness, with total debt, net of cash balances, of $1.22 billion as of September 30, 2004. As such, our ability to generate cash--both to fund operations and service our debt--is also a significant area of focus for our company. See "Liquidity and Capital Resources" below for further discussion of cash flows.

     Total revenues for the third quarter of 2004 were $998 million, a nine percent increase over the third quarter of 2003. Higher OE volumes and improved North American aftermarket revenues and currency appreciation were the key drivers of this increase. Gross margin for the third quarter of 2004 was 20 percent, down five-tenths of a percent from 20.5 percent in the third quarter of 2003. Strong growth in the global OE business outpaced the improvement in the higher gross margin aftermarket. This shift in business mix coupled with increasing material costs offset strong OE volumes, aftermarket price increases, and the benefits from efficiency improvement and cost management activities. We reported selling, general, administrative and engineering expenses for the third quarter of 2004 of 11.3 percent of revenues, as compared to 11.9 percent of revenues for the third quarter of 2003. The decrease was primarily attributable to higher sales volumes. EBIT was $44 million for the third quarter of 2004, up $6 million from the $38 million reported in the third quarter of 2003. Increased profitability in Europe primarily drove this improvement.

     Total revenues for the first nine months of 2004 were $3.1 billion, an 11 percent increase over the $2.8 billion reported for same period last year. Strong OE volumes, improved North American aftermarket revenues and currency appreciation primarily drove this increase. Gross margin for first nine months of 2004 was 20.5 percent, a slight decline over the 20.6 percent reported for the first nine months of 2003. Selling, general, administrative and engineering expenses for the first nine months of 2004 were 11.4 percent of revenues compared with 11.5 percent of revenues reported for the same period last year. Higher revenues, partially offset by higher aftermarket new-customer changeover costs, restructuring and certain consulting fees tied to the stock price, primarily drove the reduction. EBIT was $153 million for the first nine months of 2004, up $17 million from the $136 million reported for prior year. The increase in EBIT was primarily driven by higher sales volumes and operating efficiencies.

     In October 2004, we announced a change in the structure of our organization in a manner that will change our reportable segments. The European segment will now include our South American operations. While this will have no impact on our consolidated results, it will change our segment results. This change would have increased European segment revenues by approximately $42 million for the third quarter and $113 million for the nine months ended September 30, 2004. The impact on European EBIT would have been an increase of approximately $4 million for the third quarter and $10 million for the nine months ended September 30, 2004. Asia-Pacific will be our new reportable segment and will include our Asian and Australian operations. The change in segment reporting will be reflected in our Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the third quarter of 2004 and 2003. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. Additionally, "pass-through" catalytic converter sales include precious metals pricing, which may be volatile. These "pass-through" catalytic converter sales occur when, at the direction of our OE customers, we purchase catalytic converters or components from suppliers, use them in our manufacturing process, and sell them as part of the completed system. While our OE customers assume the risk of this volatility, it impacts our reported revenue. Excluding "pass-through" catalytic converter sales removes this impact. We have not reflected any currency impact in the 2003 table since this is the base period for measuring the effects of currency during 2004 on our operations. We use this information to analyze the trend in our revenues before these factors. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

                                                            THREE MONTHS ENDED SEPTEMBER 30, 2004
                                              -----------------------------------------------------------------
                                                                                   PASS-THROUGH      REVENUES
                                                                                      SALES         EXCLUDING
                                                                      REVENUES      EXCLUDING      CURRENCY AND
                                                          CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                              REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                              --------    --------    ---------    ------------    ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control............................      $ 83        $--         $ 83           $ --            $ 83
  Emission Control........................        44         --           44             --              44
                                                ----        ---         ----           ----            ----
       Total North America Aftermarket....       127         --          127             --             127
North America Original Equipment
  Ride Control............................       108         --          108             --             108
  Emission Control........................       230          1          229             71             158
                                                ----        ---         ----           ----            ----
       Total North America Original
          Equipment.......................       338          1          337             71             266
          Total North America.............       465          1          464             71             393
Europe Aftermarket
  Ride Control............................        44          3           41             --              41
  Emission Control........................        50          4           46             --              46
                                                ----        ---         ----           ----            ----
       Total Europe Aftermarket...........        94          7           87             --              87
Europe Original Equipment
  Ride Control............................        81          7           74             --              74
  Emission Control........................       224         14          210             74             136
                                                ----        ---         ----           ----            ----
       Total Europe Original Equipment....       305         21          284             74             210
          Total Europe....................       399         28          371             74             297
Asia......................................        42         --           42             12              30
South America.............................        42         --           42              4              38
Australia.................................        50          4           46              4              42
                                                ----        ---         ----           ----            ----
          Total Other.....................       134          4          130             20             110
                                                ----        ---         ----           ----            ----
Total Tenneco Automotive..................      $998        $33         $965           $165            $800
                                                ====        ===         ====           ====            ====

                                                            THREE MONTHS ENDED SEPTEMBER 30, 2003
                                              -----------------------------------------------------------------
                                                                                   PASS-THROUGH      REVENUES
                                                                                      SALES         EXCLUDING
                                                                      REVENUES      EXCLUDING      CURRENCY AND
                                                          CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                              REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                              --------    --------    ---------    ------------    ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control............................      $ 78       $  --        $ 78           $ --            $ 78
  Emission Control........................        45          --          45             --              45
                                                ----       -----        ----           ----            ----
       Total North America Aftermarket....       123          --         123             --             123
North America Original Equipment
  Ride Control............................       102          --         102             --             102
  Emission Control........................       227          --         227             67             160
                                                ----       -----        ----           ----            ----
       Total North America Original
          Equipment.......................       329          --         329             67             262
          Total North America.............       452          --         452             67             385
Europe Aftermarket
  Ride Control............................        45          --          45             --              45
  Emission Control........................        47          --          47             --              47
                                                ----       -----        ----           ----            ----
       Total Europe Aftermarket...........        92          --          92             --              92
Europe Original Equipment
  Ride Control............................        65          --          65             --              65
  Emission Control........................       187          --         187             56             131
                                                ----       -----        ----           ----            ----
       Total Europe Original Equipment....       252          --         252             56             196
          Total Europe....................       344          --         344             56             288
Asia......................................        42          --          42             15              27
South America.............................        31          --          31              4              27
Australia.................................        45          --          45              4              41
                                                ----       -----        ----           ----            ----
          Total Other.....................       118          --         118             23              95
                                                ----       -----        ----           ----            ----
Total Tenneco Automotive..................      $914       $  --        $914           $146            $768
                                                ====       =====        ====           ====            ====

     Revenues from our North American operations increased $13 million in the third quarter of 2004 compared to the same period last year reflecting higher sales from both the OE and aftermarket businesses. Total North American OE revenues were up $9 million to $338 million in the third quarter of 2004. OE emission control revenues were up $3 million to $230 million in the third quarter of 2004, from $227 million in the prior year. Adjusted for pass-through sales, which increased six percent, and currency, OE emission control sales were down $2 million compared to the prior year primarily due to lower volumes on specific Ford platforms as well as last year's build-out of the Dodge Intrepid and Durango. OE ride control revenues for the third quarter of 2004 increased six percent from the prior year driven by higher heavy-duty volumes. Total OE revenues, excluding pass-through sales and currency, increased two percent in the third quarter of 2004, while North American light vehicle production rates were down one percent from the third quarter of 2003. OE revenues benefited from higher heavy-duty volumes, our position on many of North America's top-selling platforms with GM, Ford, DaimlerChrysler, and increasing revenues from Honda, Toyota and Nissan. Aftermarket revenues for North America were $127 million in the third quarter of 2004, representing an increase of two percent compared to the prior year. Aftermarket ride control revenues increased $5 million or six percent in the third quarter of 2004, due in large part to orders from new customers as well as higher sales of premium priced products. In line with market softness, especially in the Northeast, aftermarket emission control revenues were down four percent in the third quarter of 2004 compared to 2003. It appears that the double-digit declines we previously experienced in the exhaust aftermarket, driven by the OE introduction of stainless steel and its negative impact on aftermarket replacement rates, are subsiding.

     Our European segment's revenues increased $55 million or 16 percent in the third quarter of 2004 compared to last year. Total OE revenues were $305 million in the third quarter of 2004, up 21 percent from last year. OE emission control revenues increased 20 percent to $224 million in the third quarter of 2004, from $187 million in the prior year. Excluding an $18 million increase in pass-through sales and a $14 million increase due to strengthening currency, OE emission control revenues increased four percent over 2003, while European light vehicle production levels were up one percent compared to the third quarter of 2003. We experienced this increase as a result of higher volumes on successful platforms with Volvo and Peugeot, along with newly launched platforms with Ford, Volkswagen and BMW. OE ride control revenues increased to $81 million in the third quarter of 2004, up 25 percent from $65 million a year ago. Excluding a $7 million benefit from currency appreciation, OE ride control revenues increased 14 percent. We experienced this revenue increase, despite the modest one percent increase in European light vehicle build rates, with incremental new business from Volkswagen and Ford. European aftermarket sales were $94 million in the third quarter of 2004 compared to $92 million last year. Excluding $7 million attributable to currency appreciation, European aftermarket revenues declined five percent in the third quarter of 2004 compared to last year. Ride control aftermarket revenues, excluding the impact of currency, were down nine percent compared to the prior year as a result of customer consolidations, primarily in Germany and the U.K. In addition, aftermarket emission control revenues excluding currency declined by two percent, versus an estimated market decline of eight percent as the exhaust business picked up some market share, partially offsetting the adverse impact of the now-standard use of stainless steel, which increases the lifespan of OE exhaust products.

     Revenues from our Other operations, which include South America, Australia and Asia, increased $16 million to $134 million in the third quarter of 2004 as compared to $118 million in the prior year. Asian operations reported revenues of $42 million during the third quarter, even with the prior year. The slow-down in auto sales growth in China offset the volume contribution from our new joint ventures. In Australia, stronger OE volumes and strengthening currency increased revenues by 13 percent to $50 million. Excluding the impact of currency, Australian revenues increased four percent. South American revenues were up $11 million primarily as a result of improving economies in both Brazil and Argentina driving higher OE and aftermarket volumes.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

                                                                 THREE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                ---------------
                                                                2004       2003       CHANGE
                                                                ----       ----       ------
                                                                         (MILLIONS)
North America...............................................    $31        $32         $(1)
Europe......................................................      6         (3)          9
Other.......................................................      7          9          (2)
                                                                ---        ---         ---
                                                                $44        $38         $ 6
                                                                ===        ===         ===

     The EBIT results shown in the preceding table include the following item, discussed below under "Restructuring and Other Charges" which have an effect on the comparability of EBIT results between periods:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                ---------------
                                                                2004       2003
                                                                ----       ----
Europe
  Restructuring related expenses............................     $2         $1

     EBIT for North American operations decreased $1 million to $31 million in the third quarter of 2004 from $32 million one year ago. Higher OE volumes increased EBIT by $5 million in the third quarter of 2004 compared to the prior year. The higher North American ride control aftermarket volumes increased EBIT by $5 million. Lower marketing and advertising expenses increased EBIT by $6 million. Offsetting these increases were higher material costs of $8 million and higher group and administration costs of $4 million, as well as higher OE price concessions and the impact of lower aftermarket emission control volumes.

     Our European segment's EBIT was $6 million for the third quarter of 2004, up $9 million from a loss of $3 million in 2003. Higher OE volumes contributed $4 million to EBIT in the third quarter. Also contributing to EBIT were manufacturing efficiencies and restructuring savings of $6 million, currency appreciation of $1 million and aftermarket price increases of $2 million. Partially offsetting these increases in the third quarter were lower aftermarket volumes of $3 million and higher material costs of $2 million, as well as the impact of OE price concessions. Included in 2004's third quarter EBIT were $2 million in restructuring related expenses. Included in 2003's third quarter EBIT were restructuring related expenses of $1 million.

     EBIT for our Other operations decreased $2 million to $7 million in the third quarter of 2004 compared to $9 million one year ago. South America EBIT improved by $1 million, mostly due to higher volumes and price increases. The overall decline for our Other operations was primarily due to lower OE revenues in China and manufacturing inefficiencies related to the start-up of a new production line by a customer in Australia.

EBIT AS A PERCENTAGE OF REVENUE

                                                                 THREE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                ---------------
                                                                2004       2003
                                                                ----       ----
North America...............................................     7%          7%
Europe......................................................     2%        (1)%
Other.......................................................     5%          8%
  Total Tenneco Automotive..................................     4%          4%

     In North America, EBIT as a percentage of revenue for the third quarter of 2004 remained flat compared to the prior year. Higher volumes in both the OE and aftermarket segments were offset by higher price concessions and materials costs. In Europe, EBIT margins for the third quarter of 2004 improved to two percent from negative one percent in the prior year. Stronger OE volumes, aftermarket price increases, manufacturing efficiencies and currency appreciation were partially offset by weaker aftermarket volumes, OE price concessions, and higher material and restructuring costs. EBIT as a percentage of revenue for our Other operations decreased by three percent in the third quarter of 2004 compared to the same period last year. The decrease was primarily driven by lower OE volumes in China and manufacturing inefficiencies in Australia.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $35 million in the third quarter of 2004 compared to $34 million in the prior year. Last year's interest expense included a $2 million reduction resulting from an adjustment to the write off of debt issuance costs that were deferred on the senior debt we paid down with the proceeds of the June $350 million bond offering. Excluding that adjustment, the latest quarter's decrease in interest expense resulted from lower average debt balances and the benefits of the interest rate swaps we entered into in April of this year. See more detailed explanations on our debt structure, including the $350 million bond offering in June 2003, the $125 million bond offering in December 2003, and the senior debt refinancing in December 2003, and the anticipated impact of these transactions on our interest expense, in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

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

INCOME TAXES

     Income tax expense was $2 million for the third quarter of 2004, compared to a $2 million tax benefit in the prior year. Included in the third quarter of 2004's results is a benefit of $1 million primarily related to adjustments for outstanding tax issues. Included in the third quarter of 2003's results was a benefit of $3 million that occurred when we adjusted our tax accruals based on the tax returns filed in the quarter. The effective rate for the third quarter of 2004, including the $1 million benefit, was 19 percent. Excluding the $1 million benefit, our effective tax rate was 34 percent. The effective tax rate for the third quarter of 2003 was negative 53 percent, including the $3 million benefit. Excluding this $3 million benefit, the effective tax rate was 40 percent.

EARNINGS PER SHARE

     We reported earnings of $6 million or $0.14 per diluted common share for the third quarter of 2004, compared to $4 million or $0.10 per diluted common share for 2003. Included in the results for the third quarter of 2004 was the negative impact of expenses related to our restructuring activities and the benefit of adjustments related to outstanding tax issues. The net impact of these items decreased 2004 third quarter earnings per diluted common share by $0.02. Included in the results for the third quarter of 2003 was the impact of expenses related to our restructuring activities, offset by an adjustment to the write-off of debt issuance costs related to the bond transaction in June of 2003, and benefits from adjustments to tax accruals for prior year tax returns. The net impact of these items increased earnings per diluted common share for the third quarter of 2003 by $0.09. You should also read Note 8 to the consolidated financial statements for more detailed information on earnings per share.

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

     In October of 2003, we announced the closing of an emission control manufacturing facility in Birmingham, U.K. Approximately 130 employees were eligible for severance benefits in accordance with union contracts and U.K. legal requirements. We incurred approximately $3 million in costs related to this action in the first nine months of 2004. Additional costs related to this closing are not expected to exceed $1 million and will be recorded in 2005. This action is in addition to the plant closings announced in Project Genesis in the fourth quarter of 2001.

     Including the above costs, we incurred $12 million in restructuring and restructuring-related costs in the first nine months of 2004. These costs are primarily related to the continuation of the optimization of our manufacturing footprint that was started with Project Genesis in 2001.

     Including the costs incurred in 2002 and 2003 of $18 million, we have incurred a total of $30 million for activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for these actions.

     To date we have generated about $31 million of annual savings from Project Genesis. Approximately $7 million of savings was related to closing the eight facilities, approximately $16 million of savings was related to value mapping and plant arrangement and approximately $8 million of savings was related to relocating production among facilities and centralizing some functional areas. To date, there have been no significant deviations from planned savings. All actions for Project Genesis have been completed including $1 million of severance that was paid during the second quarter of 2004.

     Amounts related to the reserves we have established regarding activities that are part of our restructuring plans are as follows:

                                            DECEMBER 31,                                            SEPTEMBER 30,
                                                2003           2004      CHARGED TO    IMPACT OF        2004
                                            RESTRUCTURING      CASH        ASSET       EXCHANGE     RESTRUCTURING
                                               RESERVE       PAYMENTS     ACCOUNTS       RATES         RESERVE
                                            -------------    --------    ----------    ---------    -------------
                                                                         (MILLIONS)
Severance...............................         $ 1           $ 1         $  --         $  --          $  --
Asset Impairment........................          --            --            --            --             --
Other...................................          --            --            --            --             --
                                                 ---           ---         -----         -----          -----
                                                 $ 1           $ 1         $  --         $  --          $  --
                                                 ===           ===         =====         =====          =====

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to potential future cost reduction initiatives over the 2002 to 2006 time period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. As of September 30, 2004, we have excluded $31 million of the $60 million available under the terms of the senior credit facility. In October 2004, we announced a plan to eliminate 250 salaried positions through selected layoffs and an elective early retirement program. The majority of the layoffs will be at the middle and senior management level. As a result, we expect to incur charges of approximately $20 to $24 million related to these reductions which will be recorded over the next several months. The reductions are expected to be completed by the end of April 2005. As a result, as of October 31, 2004, we would have excluded approximately $51 to $55 million of the $60 million available under the terms of the senior credit facility. In addition to the announced actions, we will continue to evaluate additional opportunities to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution and manufacturing footprint for the future. There can be no assurances, however, that we will undertake additional restructuring actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee, and if the costs of the plans exceed the amount previously approved by our senior lenders, could require approval by our senior lenders. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

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

Long-Term Receivables

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At September 30, 2004, we had $15 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels. We have not experienced any material losses on arrangements where we have a contractual guarantee of reimbursement from our customers.

Income Taxes

     We have a U.S. Federal tax net operating loss ("NOL") carryforward at September 30, 2004, of $537 million, which will expire in varying amounts from 2018 to 2024. The federal tax effect of that NOL is $188 million, and is recorded as an asset on our balance sheet at September 30, 2004. We estimate, based on available evidence, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and upon strategies available to accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of September 30, 2004, we believe that there has been a significant change in our ownership, but not a majority change, in the last three years.

Stock-Based Compensation

     We utilize the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If our compensation costs for our stock-based compensation plans were determined using the fair value method of accounting as provided in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," we estimate that our pro-forma net income and earnings per share would be lower by approximately $1 million or $0.01 per diluted share for the nine months ended September 30, 2004 and by approximately $1 million or $0.03 per diluted share for the nine months ended September 30, 2003.

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

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduced a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. As permitted by FASB Staff Position ("FSP") 106-1, we previously chose to defer recognizing the effects of the Act on our postretirement healthcare insurance plans until authoritative guidance was issued by the FASB. In May 2004, the FASB issued FSP No. 106-2, which supercedes FSP No. 106-1 and requires accounting for the effects of the Act no later than our quarter ended September 30, 2004. The adoption of FSP 106-2 did not have a material impact on our consolidated financial statements.

RESULTS FROM OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the first nine months of 2004 and 2003, including the same reconciliations as are presented above for the third quarters of 2004 and 2003. See "Results from Operations for the Three Months Ended September 30, 2004 and 2003" for a description of why we present, and how we use, these reconciliations.

                                                            NINE MONTHS ENDED SEPTEMBER 30, 2004
                                              -----------------------------------------------------------------
                                                                                   PASS-THROUGH      REVENUES
                                                                                      SALES         EXCLUDING
                                                                      REVENUES      EXCLUDING      CURRENCY AND
                                                          CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                              REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                              --------    --------    ---------    ------------    ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control............................     $  268       $ --       $  268          $ --           $  268
  Emission Control........................        125         --          125            --              125
                                               ------       ----       ------          ----           ------
       Total North America Aftermarket....        393         --          393            --              393
North America Original Equipment
  Ride Control............................        346         --          346            --              346
  Emission Control........................        752          7          745           243              502
                                               ------       ----       ------          ----           ------
       Total North America Original
          Equipment.......................      1,098          7        1,091           243              848
          Total North America.............      1,491          7        1,484           243            1,241
Europe Aftermarket
  Ride Control............................        133          9          124            --              124
  Emission Control........................        144         12          132            --              132
                                               ------       ----       ------          ----           ------
       Total Europe Aftermarket...........        277         21          256            --              256
Europe Original Equipment
  Ride Control............................        257         21          236            --              236
  Emission Control........................        719         49          670           232              438
                                               ------       ----       ------          ----           ------
       Total Europe Original Equipment....        976         70          906           232              674
          Total Europe....................      1,253         91        1,162           232              930
Asia......................................        139          1          138            45               93
South America.............................        113          3          110            11               99
Australia.................................        150         20          130            12              118
                                               ------       ----       ------          ----           ------
          Total Other.....................        402         24          378            68              310
                                               ------       ----       ------          ----           ------
Total Tenneco Automotive..................     $3,146       $122       $3,024          $543           $2,481
                                               ======       ====       ======          ====           ======

                                                            NINE MONTHS ENDED SEPTEMBER 30, 2003
                                              -----------------------------------------------------------------
                                                                                   PASS-THROUGH      REVENUES
                                                                                      SALES         EXCLUDING
                                                                      REVENUES      EXCLUDING      CURRENCY AND
                                                          CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                              REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                              --------    --------    ---------    ------------    ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control............................     $  240      $  --       $  240          $ --           $  240
  Emission Control........................        127         --          127            --              127
                                               ------      -----       ------          ----           ------
       Total North America Aftermarket....        367         --          367            --              367
North America Original Equipment
  Ride Control............................        336         --          336            --              336
  Emission Control........................        731         --          731           229              502
                                               ------      -----       ------          ----           ------
       Total North America Original
          Equipment.......................      1,067         --        1,067           229              838
          Total North America.............      1,434         --        1,434           229            1,205
Europe Aftermarket
  Ride Control............................        133         --          133            --              133
  Emission Control........................        137         --          137            --              137
                                               ------      -----       ------          ----           ------
       Total Europe Aftermarket...........        270         --          270            --              270
Europe Original Equipment
  Ride Control............................        186         --          186            --              186
  Emission Control........................        621         --          621           203              418
                                               ------      -----       ------          ----           ------
       Total Europe Original Equipment....        807         --          807           203              604
          Total Europe....................      1,077         --        1,077           203              874
                                               ------      -----       ------          ----           ------
Asia......................................        118         --          118            42               76
South America.............................         86         --           86             9               77
Australia.................................        118         --          118            11              107
                                               ------      -----       ------          ----           ------
          Total Other.....................        322         --          322            62              260
                                               ------      -----       ------          ----           ------
Total Tenneco Automotive..................     $2,833      $  --       $2,833          $494           $2,339
                                               ======      =====       ======          ====           ======

     Revenues from our North American operations increased $57 million in the first nine months of 2004 compared to last year's first nine months, reflecting higher sales from both OE and aftermarket businesses. Total North American OE revenues increased three percent to $1.1 billion in the first nine months of this year. OE emission control revenues were up three percent in the first nine months of 2004 as compared to the prior year. Pass-through emission control sales increased six percent to $243 million in the first nine months of 2004. Adjusted for pass-through sales, and currency, OE emission control sales levels were even with last year. OE ride control revenues increased three percent from the prior year driven primarily by higher heavy-duty volumes. Total OE revenues, excluding pass-through sales, and currency, increased one percent in the first nine months of 2004, while North American light vehicle production was unchanged from the first nine months a year ago. Our revenue improvement was greater than the flat production rate primarily due to our strong position on top-selling platforms with General Motors, Ford, DaimlerChrysler, Toyota and Honda, as well as higher heavy-duty volumes. Aftermarket revenues for North America were $393 million in the first nine months of 2004, representing an increase of seven percent compared to the same period of the prior year. Aftermarket ride control revenues increased $28 million or 12 percent in the first nine months of 2004, primarily due to orders from new customers, higher sales of premium priced products and, to a lesser degree, sales of DuPont car care appearance products launched earlier this year. Aftermarket emission control revenues declined two percent in the first nine months of 2004 compared to 2003, reflecting a continued overall market decline in the emission control business and the longer lives of exhaust components due to the OE use of stainless steel, which reduces aftermarket replacement rates.

     Our European segment's revenues increased $176 million, or 16 percent, in the first nine months of 2004 compared to last year's first nine months. Total OE revenues were $976 million, up 21 percent from the first nine months of last year. OE emission control revenues in the first nine months increased 16 percent to $719 million from $621 million in the prior year. Excluding a $29 million increase in pass-through sales and a $49 million increase due to strengthening currency, OE emission control revenues increased five percent over the first nine months of 2003. This improvement was greater than overall European production levels, which were one-half of one percent higher during the first nine months compared to a year ago. Strong volumes on PSA, Volkswagen, Ford and Porsche platforms more than offset the general market's relatively flat production rates. OE ride control revenues in the first nine months increased to $257 million, up 38 percent from $186 million a year ago. Excluding a $21 million benefit from currency appreciation, OE ride control revenues increased 27 percent. We experienced this revenue increase despite the relatively flat market build rates due to stronger sales on new and existing platforms with Volkswagen, Ford, Renault and Fiat. European aftermarket sales were $277 million in the first nine months of this year compared to $270 million in last year's first nine months. Excluding $21 million attributable to currency appreciation, European aftermarket revenues declined five percent in the first nine months of 2004 compared to the same period last year. Ride control aftermarket revenues, excluding the impact of currency, were down seven percent compared with the prior year, reflecting continued market pressure from customer consolidations. Additionally, aftermarket emission control revenues were lower as a result of the now standard use of longer lasting stainless steel by OE manufacturers. Excluding the impact of currency, European aftermarket emission control revenues declined four percent from the prior year.

     Revenues from our Other operations, which include South America, Australia and Asia, increased $80 million to $402 million in the first nine months of 2004 as compared to $322 million in the first nine months of the prior year. Higher OE volumes and pass-through sales drove increased revenues of $21 million at our Asian operations. In Australia, stronger volumes and strengthening currency increased revenues by 28 percent to $150 million. Stronger volumes, pricing and currency appreciation increased South American revenues by $27 million or 31 percent over the same period last year.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                ----------------------
                                                                2004    2003    CHANGE
                                                                ----    ----    ------
                                                                      (MILLIONS)
North America...............................................    $111    $109     $ 2
Europe......................................................      17       7      10
Other.......................................................      25      20       5
                                                                ----    ----     ---
                                                                $153    $136     $17
                                                                ====    ====     ===

     The EBIT results shown in the preceding table include the following items, discussed above under "Restructuring Charges", which have an effect on the comparability of EBIT results between periods:

                                                                 NINE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                                --------------
                                                                2004     2003
                                                                ----     ----
                                                                  (MILLIONS)
North America
  Restructuring related expenses............................     $3       $3
  Changeover costs for a major new aftermarket customer.....      8       --
  Consulting fees indexed to stock price....................      2       --
Europe
  Restructuring related expenses............................      9        4
  Consulting fees indexed to stock price....................      1       --
Other
  Consulting fees indexed to stock price....................      1       --

     EBIT for North American operations increased to $111 million in the first nine months of 2004 from $109 million one year ago. Higher OE ride and emission control volumes increased EBIT by $11 million and $6 million, respectively. Offsetting these increases were price concessions, higher manufacturing costs and higher selling, general and administrative costs. Higher North American aftermarket ride control volumes increased EBIT by $18 million, with price and mix improvements adding another $3 million to EBIT. These increases were partially offset by higher manufacturing costs and higher selling, general and administrative costs including changeover, promotion and advertising expenses. Included in 2004's EBIT for the first nine months was $3 million in restructuring and restructuring-related expenses, $8 million in changeover costs and $2 million in consulting fees indexed to the stock price. The customer changeover costs include the cost of acquiring and disposing of competitor inventory when we supply aftermarket parts to a new customer. We expect an additional $1 million of changeover costs during the last quarter of 2004. The consulting fees relate to a 1999 agreement that provided that a portion of the consultant's compensation would be in stock appreciation rights ("SAR's") that were priced above the market price of our stock at the grant date. As of October 2004, all SAR's have been exercised. Included in 2003's EBIT for the first nine months were $3 million in restructuring-related expenses.

     Our European segment's EBIT was $17 million for the first nine months of 2004, up $10 million from $7 million in the first nine months of 2003. Higher OE volumes in both product lines contributed $14 million to EBIT. OE manufacturing efficiencies increased EBIT $7 million. Currency appreciation added $3 million of EBIT compared to the same period last year. These increases were partially offset by price concessions and higher selling, general and administrative costs. Lower aftermarket volumes also reduced EBIT by $7 million, but were more than offset by higher operating efficiencies and customer price increases. Included in 2004's EBIT for the first nine months were $9 million in restructuring-related expenses and $1 million in consulting fees indexed to the stock price. For the same period last year, EBIT included $4 million in restructuring-related expenses.

     EBIT for our Other operations increased $5 million to $25 million in the first nine months of 2004 compared to $20 million for the same period one year ago. Higher revenues and strengthening Australian currency more than offset increased manufacturing and selling, general and administrative costs. Included in 2004's EBIT for the first nine months were $1 million in consulting fees indexed to the stock price.

EBIT AS A PERCENTAGE OF REVENUE

                                                                 NINE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                                --------------
                                                                2004      2003
                                                                ----      ----
North America...............................................     7%        8%
Europe......................................................     1%        1%
Other.......................................................     6%        6%
  Total Tenneco Automotive..................................     5%        5%

     In North America, EBIT as a percentage of revenue for the first nine months of 2004 was down one percent compared to the prior year. Higher volumes in both the OE and aftermarket segments were offset by higher price concessions, manufacturing costs and selling, general and administrative costs, including changeover costs. In Europe, EBIT margins for the first nine months of 2004 were unchanged with the same period last year, remaining at one percent. OE volume increases, manufacturing efficiencies and currency appreciation were offset by OE price concessions, restructuring expenses and higher selling, general and administrative costs. EBIT as a percentage of revenue for our Other operations was also unchanged from last year, remaining at six percent for the first nine months of 2004. Increased revenues were proportionally offset with increased manufacturing costs and selling, general and administrative costs.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $104 million for the first nine months of 2004 compared to $103 million for the same period in 2003. Compared to 2004, last year's interest expense for the first nine months included the benefit of $2 million in higher capitalized interest. Last year's interest expense also included $3 million for the write-off of senior debt issuance costs that were deferred on the senior debt that we paid down with the proceeds of our $350 million bond offering in June of 2003. For the first nine months of 2004, higher interest expense on the 10 1/4 bonds that we issued in June and December of 2003 was partially offset by benefits of lower average debt balances and interest rate swaps we entered into in April of this year. See more detailed explanations on our debt structure, including the $350 million bond offering in June 2003, the $125 million bond offering in December 2003, and the senior debt refinancing in December 2003, and the anticipated impact of these transactions on our interest expense, in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

INCOME TAXES

     Income tax expense was $11 million for the first nine months of 2004, compared to a $1 million tax benefit for the first nine months of 2003. The first nine months of 2004 included $6 million of tax benefits, reflecting the adjustment and settlement of prior year tax issues on a more favorable basis than originally anticipated. Including these benefits, the effective tax rate for the first nine months of 2004 was 22 percent. Excluding these benefits, our effective tax rate was 34 percent. The first nine months of 2003 included benefits of $14 million, including book to return adjustments and settlement of prior year tax issues on a more favorable basis than originally anticipated. Including these benefits, the effective tax rate for the first nine months of 2003 was negative two percent. Excluding these benefits our effective tax rate was 40 percent.

EARNINGS PER SHARE

     We reported earnings per diluted common share of $0.78 for the first nine months of 2004, compared to $0.70 per diluted common share for the first nine months of 2003. Included in the results for the first nine months of 2004 were the negative impacts from expenses related to our restructuring activities, customer changeover costs for a major new aftermarket customer, consulting fees indexed to the stock price and benefits for the resolution of outstanding tax issues. In total, these items decreased earnings per diluted common share by $0.23. Included in the results for the first nine months of 2003 were impacts from expenses related to our restructuring activities, the write-off of debt issuance costs relating to the bond transaction in June of 2003 and tax benefits for the resolution of several audit issues. The net impact of these items increased earnings per diluted common share by $0.20. You should also read Note 8 to the financial statements for more detailed information on earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2004             2003        % CHANGE
                                                               -------------    ------------    --------
                                                                        (MILLIONS)
Short-term debt and current maturities.....................       $   20           $   20          --%
Long-term debt.............................................        1,403            1,410          (1)
                                                                  ------           ------
Total debt.................................................        1,423            1,430          (1)
                                                                  ------           ------
Total minority interest....................................           24               23           4
Common shareholders' equity................................          101               58          74
                                                                  ------           ------
Total capitalization.......................................       $1,548           $1,511           2
                                                                  ======           ======

     General. The increase in shareholders' equity primarily results from the net income of $34 million reported in the first nine months of 2004 and a $9 million increase in premium on common stock issued pursuant to benefit plans and other transactions. Although our book equity balance was small at September 30, 2004, it should not affect our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity.

     Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, as well as our revolving credit facility, remained constant in the third quarter of 2004. There were no borrowings outstanding under our revolving credit facility at both September 30, 2004 and 2003. The overall decrease in long-term debt resulted from payments made on our outstanding long-term debt and capital leases in addition to our position on interest rate swaps entered into in April 2004. See below for further information on the interest rate swaps.

     Senior Credit Facility. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions, which was $797 million at September 30, 2004. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. We originally entered into this facility in 1999 and since that time have periodically requested and received amendments to the facility for various purposes. In 2003, we engaged in a series of transactions that resulted in the full refinancing of the facility, through an amendment and restatement, in December.

     In June 2003, we issued $350 million of 10 1/4 percent senior secured notes in a private placement. The notes have a final maturity date of July 15, 2013. The notes accrue interest from June 19, 2003 with a first interest payment date of January 15, 2004. In October 2003, we completed an offer to exchange all of the notes issued in the June 2003 private placement for a like amount of the 10 1/4 percent senior secured notes, with substantially identical terms, which had been registered under the Securities Act of 1933. These notes are described in more detail below under "--Senior Secured and Subordinated Notes."

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

     Our amended and restated senior credit facility consists of a seven-year, $400 million term loan B facility maturing in December 2010; a five-year, $220 million revolving credit facility maturing in December 2008; and a seven-year, $180 million tranche B letter of credit/revolving loan facility maturing in December 2010. Although the term loan facility and the tranche B letter of credit/revolving loan facility mature in 2010, the two facilities are subject to mandatory prepayment in full, and any letters of credit issued under the term loan B/revolving loan facility are subject to full cash collateralization, (a) on April 15, 2009, if by that date our senior subordinated notes are not refinanced or extended with a maturity not earlier than April 15, 2011, and (b) on the date which is six months prior to the date to which the senior subordinated notes have been refinanced or had their maturity extended, if our senior subordinated notes have been refinanced or had their maturity extended to a date prior to April 15, 2011. Quarterly principal repayment installments of $1 million on the term loan B facility began March 31, 2004 and continue until December 31, 2009, then rise to $94 million each on March 31, June 30, and September 30 of 2010, with the remaining $94 million final principal repayment due on December 12, 2010. As of September 30, 2004, borrowings under the term loan B facility and the tranche B letter of credit facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 300 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 200 basis points. Under the provisions of the senior credit facility agreement, the interest margins for borrowings under the credit facility and fees paid on letters of credit issued under our credit facility are subject to adjustment based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. The interest margins for borrowings under the term loan B facility will be further reduced by 25 basis points following the end of each fiscal quarter for which the consolidated leverage ratio is less than 3.5. The interest margin on our revolving credit facility is currently 25 basis points higher than those stated above, and is subject to adjustment beginning with the fourth quarter of 2004. We also pay a commitment fee of 50 basis points on the unused portion of the revolving credit facility. Our senior secured credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

     The $180 million tranche B letter of credit/revolving loan facility is available for borrowings of revolving loans and to support letters of credit issued from time to time under the senior credit facility. On December 12, 2003, the tranche B letter of credit/revolving loan facility lenders deposited $180 million with the administrative agent, who will invest that amount in time deposits. Revolving loans can be drawn, repaid and reborrowed thereunder. Such revolving loans will be funded from such deposits and such repayments will be redeposited with the administrative agent. If a letter of credit is paid under this facility and not reimbursed in full by us, each participating lender's ratable share of the deposit will be applied automatically in satisfaction of the reimbursement obligation. We will not have an interest in any such funds on deposit, and we will not account for such funds as our indebtedness when deposited with the administrative agent until drawn by us as described below. Revolving loans borrowed under such facility will be funded with the funds on deposit in such accounts and accrue interest at a rate per annum equal to LIBOR plus 300 basis points. Letters of credit issued thereunder will accrue a letter of credit fee at a per annum rate of 300 basis points for the pro rata account of the lenders under such facility and a fronting fee for the ratable account of the issuers thereof at a per annum rate in an amount to be agreed upon payable monthly in arrears. The administrative agent will pay on a monthly basis to the lenders under the facility a return on their funds actually on deposit in such accounts in an amount equal to a per annum rate of monthly LIBOR (reset every business day during such monthly period) minus 10 basis points. We will be obligated to pay such lenders on a monthly basis a fee equal to the excess of (x) a per annum rate equal to monthly LIBOR (reset at the start of the applicable month) plus 300 basis points on the size of such facility (i.e., $180 million initially) over (y) the sum of (1) the amount of such return for such month, (2) the amount of interest accrued on such loans under such facility for such month and (3) the letter of credit fees (but not the fronting fees) accrued on such letters of credit under such facility for such month; provided, that except in certain circumstances, the aggregate amount of such interest and fees shall not exceed the amount determined pursuant to clause (x) above minus such return. The interest margins paid on revolving loans and the fees paid on letters of credit issued under the tranche B letter of credit/revolving loan facility will reduce by 25 basis points following the end of each fiscal quarter for which the consolidated leverage ratio is less than 4.0.

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

     The amended and restated senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratios (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratios (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratios (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) at the end of each period indicated. The financial ratios required under the amended senior credit facility and, in the case of the first, second, and third quarters of 2004, the actual ratios we achieved are shown in the following tables:

                                                                      QUARTER ENDED
                                               -----------------------------------------------------------
                                                MARCH 31,       JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                                                   2004           2004           2004             2004
                                               ------------    -----------   -------------    ------------
                                               REQ.    ACT.    REQ.   ACT.   REQ.    ACT.       REQUIRED
                                               ----    ----    ----   ----   -----   -----    ------------
Leverage Ratio (maximum)...................    5.00    3.97    5.00   3.78   4.75    3.69         4.75
Interest Coverage Ratio (minimum)..........    2.00    2.77    2.00   3.15   2.00    2.75         2.00
Fixed Charge Coverage Ratio (minimum)......    1.10    1.76    1.10   2.04   1.10    1.78         1.10

                                                                       QUARTERS ENDING
                             ----------------------------------------------------------------------------------------------------
                             MARCH 31,
                               2005-     SEPTEMBER 30-    MARCH 31-      MARCH 31-      MARCH 31-      MARCH 31-      MARCH 31-
                             JUNE 30,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                               2005          2005            2006           2007           2008           2009           2010
                             ---------   -------------   ------------   ------------   ------------   ------------   ------------
                               REQ.          REQ.            REQ.           REQ.           REQ.           REQ.           REQ.
                             ---------   -------------   ------------   ------------   ------------   ------------   ------------
Leverage Ratio (maximum)...    4.75          4.50            4.25           3.75           3.50           3.50           3.50
Interest Coverage Ratio
  (minimum)................    2.00          2.00            2.10           2.20           2.35           2.50           2.75
Fixed Charge Coverage Ratio
  (minimum)................    1.10          1.10            1.15           1.25           1.35           1.50           1.75

     As part of the amendment and restatement, the terms of our senior credit facility were also revised to: (i) extend the period of time during which we can exclude up to $60 million of cash charges and expenses, before taxes, related to any cost reduction initiatives from the calculation of the financial covenant ratios through 2006; (ii) permit the refinancing of our senior subordinated notes and/or our 10 1/4 percent senior secured notes using the net cash proceeds from the issuance of similarly structured debt; (iii) permit the repurchase of our senior subordinated notes and/or our 10 1/4 percent senior secured notes using the net cash proceeds from the issuance of shares of common stock of Tenneco Automotive Inc.; and (iv) delete the mandatory prepayment of term loans from excess cash flow in 2003 and reduce the percentage of excess cash flow that must be used to prepay term loans in subsequent years from 75 percent to 50 percent.

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amendment); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends; (vii) mergers and consolidations; and
(viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of September 30, 2004, we were in compliance with both the financial covenants (as indicated above) and operational restrictions of the facility.

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

     The indentures for our senior secured notes and existing senior subordinated notes require that we, as a condition to incurring certain types of indebtedness not otherwise permitted, maintain an interest coverage ratio of not less than 2.25. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; and (v) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our and our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of September 30, 2004, we were in compliance with the covenants and restrictions of these indentures.

     We continue to evaluate opportunities to refinance our senior and subordinated notes. For example, the 11 5/8 percent senior subordinated notes became callable in October 2004. If we determined it is advantageous to do so, we could refinance the senior subordinated notes with the cash proceeds of sales of common stock or new debt, debt securities or preferred stock, any or all of which could be convertible into common equity, or through any combination of those securities. We previously disclosed our consideration of specific transactions to refinance our subordinated notes earlier this year, but determined not to proceed with those transactions because the pricing for the new securities we would have issued to complete the refinancing was not sufficiently attractive in light of our intended use of the proceeds. Any decision to refinance our current debt will be based upon the then-current economic conditions and the benefits to our company, and we could move quickly to effect a refinancing in the event that attractive economic conditions and transactional benefits are available to us.

     Accounts Receivable Securitization. In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable. In North America, we have an accounts receivable securitization program with a commercial bank. We sell original equipment and aftermarket receivables on a daily basis under this program. We had sold accounts receivable under this program of $69 million at both September 30, 2004 and 2003, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2003, this program was amended to extend its term to January 31, 2005 and reduce the size of the program to $50 million. The program has since been amended to increase its size to $75 million with its termination date unchanged at January 31, 2005. We also sell some receivables in our European operations to regional banks in Europe. At September 30, 2004, we had sold $79 million of accounts receivable in Europe up from $67 million at September 30, 2003. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements would increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

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

CONTRACTUAL OBLIGATIONS

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of September 30, 2004, are shown in the following table:

                                                                     PAYMENTS DUE IN:
                                                 --------------------------------------------------------
                                                                                         BEYOND
                                                 2004    2005    2006    2007    2008     2008     TOTAL
                                                 ----    ----    ----    ----    ----    ------    ------
                                                                        (MILLIONS)
Obligations:
  Revolver borrowings........................    $--     $ --    $ --    $ --    $ --    $   --    $   --
  Senior long-term debt......................      1        4       4       4       4       380       397
  Long-term notes............................     --        1      --       1       2       475       479
  Capital leases.............................      1        3       3       3       3         5        18
  Subordinated long-term debt................     --       --      --      --      --       500       500
  Other subsidiary debt......................      1       --      --      --      --         1         2
  Short-term debt............................     12       --      --      --      --        --        12
                                                 ---     ----    ----    ----    ----    ------    ------
Debt and capital lease obligations...........     15        8       7       8       9     1,361     1,408
Operating leases.............................      7       16      13      12       5         6        59
Interest payments............................     34      122     122     122     122       285       807
Capital commitments..........................     20       --      --      --      --        --        20
Stock appreciation rights....................      2       --      --      --      --        --         2
                                                 ---     ----    ----    ----    ----    ------    ------
Total Payments...............................    $78     $146    $142    $142    $136    $1,652    $2,296
                                                 ===     ====    ====    ====    ====    ======    ======

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

     Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate interest debt, we have made assumptions in calculating the amount of the future interest payments. Interest on our senior secured notes is calculated using the fixed rates of 10 1/4 percent. Interest on our senior subordinated notes is calculated using the fixed rate of 11 5/8 percent. Interest on our variable rate debt is calculated as 350 basis points plus LIBOR of 1.5 percent which is the current rate at September 30, 2004. We have assumed that LIBOR will remain unchanged for the outlying years. See "--Capitalization--Senior Secured and Subordinated Notes." In addition we have included the impact of our interest rate swaps entered into in April 2004. See "Interest Rate Risk" below.

     We have also included an estimate of expenditures required after September 30, 2004 to complete the facilities and projects authorized at December 31, 2003, in which we have made substantial commitments in connections with facilities. In addition, we have included an estimate of our obligation to a consulting firm who received stock appreciation rights ("SAR") as partial payment for services rendered in the year 2000. As of October 2004, all SAR's had been exercised.

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

     We have also not included material cash requirements for taxes and funding requirements for pension and postretirement benefits. We have not included cash requirements for taxes as we are a taxpayer in certain foreign jurisdictions but not in domestic locations. Additionally, it is difficult to estimate taxes to be paid as shifts in where we generate income can have a significant impact on future tax payments. We have not included cash requirements for funding pension and postretirement costs, as based upon current estimates we believe we will be required to make contributions between $24 million to $29 million to those plans in 2004 of which approximately $18 million has been contributed as of September 30, 2004. Pension and postretirement contributions beyond 2004 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2004.

     We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $4 million at both September 30, 2004 and 2003, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

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

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, travel and procurement card programs, and cash management requirements for some of our subsidiaries totaling $24 million. We have also issued $18 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

CASH FLOWS

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
                                                               (MILLIONS)
Cash provided (used) by:
  Operating activities......................................  $135    $162
  Investing activities......................................   (75)    (84)
  Financing activities......................................     2     (59)

Operating Activities

     For the nine months ended, September 30, 2004, cash flows provided by operating activities were $135 million as compared to $162 million during the same period of the prior year. The decrease was primarily attributable to improved earnings being more than offset by an increase in working capital levels year over year. For the first nine months of 2004, working capital used $28 million as compared to being a source of

$10 million for the first nine months of 2003. Higher sales levels in 2004 are the primary driver for higher year over year receivable balances. In addition, 2003 benefited from actions to rationalize our aftermarket product offering, which resulted in a substantial reduction in inventory levels last year. Cash interest payments were also significantly lower last year as a result of the June 2003 bond transaction. Lower cash paid during 2004 for taxes helped offset other increases in working capital.

     In June 2001, we entered into arrangements with two major OE customers in North America under which, in exchange for a discount, payments for product sales are made earlier than otherwise required under existing payment terms. These arrangements reduced accounts receivable by $95 million and $64 million as of September 30, 2004 and 2003, respectively. We have been informed that the financing company that supports this program intends to discontinue advance payments on behalf of the OE customers by the end of 2005 with a small portion of the program ending in the first quarter of 2005. Although we cannot assure you that another similar arrangement will be available for periods after December 2005 on commercially reasonable terms, we intend to seek such an arrangement.

     In June 2003, we entered into a similar arrangement with a third major OE customer in North America. This arrangement reduced accounts receivable by $8 million as of September 30, 2004. We have been informed that this program will be discontinued after December 31, 2004. In March 2004, we entered into another arrangement with a major OE customer in Europe. This arrangement reduced accounts receivable by $19 million at September 30, 2004. This arrangement can be cancelled at any time.

Investing Activities

     Cash used for investing activities was $9 million lower in the first nine months of 2004 compared to the same period a year ago. In the first nine months of 2004, we received $11 million in cash from the sale of our Birmingham, U.K. facility. Capital expenditures were $87 million in the first nine months of 2004, an increase of $4 million from the $83 million in the first nine months of last year.

Financing Activities

     Cash flow from financing activities was a $2 million inflow in the first nine months of 2004 compared to an outflow of $59 million in the same period of 2003. The primary reason for the change is attributable to the net decrease in short term borrowing during the first nine months of 2003 as compared to the current year.

INTEREST RATE RISK

     Our financial instruments that are sensitive to market risk for changes in interest rates are our debt securities. We primarily use a revolving credit facility to finance our short-term capital requirements. We pay a current market rate of interest on these borrowings. We have financed our long-term capital requirements with long-term debt with original maturity dates ranging from seven to ten years.

     On September 30, 2004, we had $993 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through October 2009, and $475 million through July 2013, while the remainder was fixed over periods of 2005 through 2025. There were also $410 million in long-term debt obligations that have variable interest rates based on a current market rate of interest. In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at a per annum rate of 10 1/4 percent to floating interest rate debt at a per annum rate of LIBOR plus a spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. Based on the current LIBOR as determined under these agreements of 1.86 percent (which remains in effect until January 15, 2005), these swaps would reduce our annual interest expense by approximately $4 million. The swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such are recorded on the balance sheet at market value with an offset to the underlying hedged item, which is long-term debt. As of September 30, 2004, the fair value of the interest rate swaps was approximately a negative $1 million, which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities.

     We estimate that the fair value of our long-term debt at September 30, 2004 was about 107 percent of its book value and a one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $3 million after tax, excluding the effect of the interest rate swaps we completed in April 2004. A one percentage point increase or decrease in interest rates on the swaps we completed in April 2004 would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by approximately $1 million after tax.

OUTLOOK

     For the first nine months of 2004, North American OE light vehicle production was flat compared to the previous year. We expect full year 2004 North American OE light vehicle production to be 15.8 million units, slightly down from 2003. We remain cautious about the outlook for North American production rates for the remainder of 2004 and into 2005 due to rising interest rates, oil prices and current original equipment manufacturers' inventory levels. We are also uncertain about the willingness of the original equipment manufacturers to continue to support consumer vehicle sales through incentives. We believe that new platforms we have launched and our position on top-selling platforms should help us to offset pressures from North American production rates. Europe new light vehicle production volumes grew about one-half of one percent during the first nine months of the 2004. Expectations for 2004 indicate a one percent overall increase in production rates as volume is anticipated to increase during the last quarter of the year. This, combined with a significant number of new ride and emission control platform launches, should benefit our European operations. We saw a strong increase in heavy-duty truck production rates during the first nine months of 2004. Compared to 2003, we expect that heavy-duty truck production rates could increase between 37 and 39 percent for 2004. Although heavy-duty business represents a small percentage of our overall revenues, this should benefit our North American operations. In the global aftermarket, issues that have impacted revenues in the past will likely continue to be a challenge throughout 2004. Customer consolidation and longer product replacement cycles are expected to continue their impact on volumes. We saw signs of improvement in the North America aftermarket during the first nine months of 2004, and we are cautiously optimistic that these conditions will continue for the remainder of 2004.

     In addition to economic uncertainties, processed metal and raw carbon steel price increases are a growing concern. Increased pressure on carbon steel prices is expected to continue into the foreseeable future. We are working hard to address this issue by evaluating alternative materials and processes, reviewing material substitution opportunities, increasing component and assembly outsourcing to low cost countries and aggressively pursuing recovery of higher costs from our customers. In addition to these actions, we continue to pursue productivity initiatives and review opportunities to reduce costs through restructuring activities. The situation remains fluid as we continue to pursue these actions but, at this point, we are hopeful that these actions and recent increases in new business awards will be effective in containing margin pressures.

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

     As of September 30, 2004, we are designated as a potentially responsible party in one Superfund site. We have estimated our share of the remediation costs for this site to be less than $1 million in the aggregate. In addition to the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $11 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

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

     We also from time to time are involved in legal proceedings or claims that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. As an example, we are involved in litigation with the minority owner of one of our Indian joint ventures over various operational issues which involves a court-mandated bidding process. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if we are required to sell our interest in the joint venture on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. On the other hand, we are experiencing an increasing number of these claims, likely due to bankruptcies of major asbestos manufacturers. We vigorously defend ourselves against these claims as part of our ordinary course of business. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

EMPLOYEE DEFINED CONTRIBUTION PLAN

     We have established Employee Defined Contribution Plans for the benefit of our employees. Under the plans, participants may elect to defer up to 50 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to eight percent of the employee's salary. We recorded expense for these matching contributions of approximately $5 million for each of the nine months ended September 30, 2004 and 2003, respectively. All contributions vest immediately.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding our exposure to interest rate risk, see the caption entitled "Interest Rate Risk" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the quarter covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the internal control over financial reporting that occurred during the third quarter of 2004 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

                                          TENNECO AUTOMOTIVE INC.

                                          By:    /s/ KENNETH R. TRAMMELL
                                            ------------------------------------
                                                    Kenneth R. Trammell
                                                 Senior Vice President and
                                                  Chief Financial Officer

Dated: November 5, 2004

                               INDEX TO EXHIBITS
                                       TO
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2004

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  2        --   None.
  3.1(a)   --   Restated Certificate of Incorporation of the registrant
                dated December 11, 1996 (incorporated herein by reference
                from Exhibit 3.1(a) of the registrant's Annual Report on
                Form 10-K for the year ended December 31, 1997, File No.
                1-12387).
  3.1(b)   --   Certificate of Amendment, dated December 11, 1996
                (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1997, File No. 1-12387).
  3.1(c)   --   Certificate of Ownership and Merger, dated July 8, 1997
                (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1997, File No. 1-12387).
  3.1(d)   --   Certificate of Designation of Series B Junior Participating
                Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1998, File No. 1-12387).
  3.1(e)   --   Certificate of Elimination of the Series A Participating
                Junior Preferred Stock of the registrant dated September 11,
                1998 (incorporated herein by reference from Exhibit 3.1(e)
                of the registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1998, File No. 1-12387).
  3.1(f)   --   Certificate of Amendment to Restated Certificate of
                Incorporation of the registrant dated November 5, 1999
                (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(g)   --   Certificate of Amendment to Restated Certificate of
                Incorporation of the registrant dated November 5, 1999
                (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(h)   --   Certificate of Ownership and Merger merging Tenneco
                Automotive Merger Sub Inc. with and into the registrant,
                dated November 5, 1999 (incorporated herein by reference
                from Exhibit 3.1(h) of the registrant's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1999, File No.
                1-12387).
  3.1(i)   --   Certificate of Amendment to Restated Certificate of
                Incorporation of the registrant dated May 9, 2000
                (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
  3.2      --   By-laws of the registrant, as amended July 13, 2004
                (incorporated herein by reference from Exhibit 3.2 of the
                registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-12387).
  3.3      --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                ("Global"), as amended (incorporated herein by reference to
                Exhibit 3.3 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.4      --   By-laws of Global (incorporated herein by reference to
                Exhibit 3.4 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  3.5      --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                (incorporated herein by reference to Exhibit 3.5 to the
                registrant's Registration Statement on Form S-4, Reg. No.
                333-93757).
  3.6      --   By-laws of TMC (incorporated herein by reference to Exhibit
                3.6 to the registrant's Registration Statement on Form S-4,
                Reg. No. 333-93757).
  3.7      --   Amended and Restated Certificate of Incorporation of Tenneco
                International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
  3.8      --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
  3.9      --   Certificate of Incorporation of Clevite Industries Inc.
                ("Clevite"), as amended (incorporated herein by reference to
                Exhibit 3.9 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.10     --   By-laws of Clevite (incorporated herein by reference to
                Exhibit 3.10 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.11     --   Amended and Restated Certificate of Incorporation of the
                Pullman Company ("Pullman") (incorporated herein by
                reference to Exhibit 3.11 to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
  3.12     --   By-laws of Pullman (incorporated herein by reference to
                Exhibit 3.12 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  3.13     --   Certificate of Incorporation of Tenneco Automotive Operating
                Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
  3.14     --   By-laws of Operating (incorporated herein by reference to
                Exhibit 3.14 to the registrant's Registration Statement on
                Form S-4, Reg. No. 333-93757).
  4.1(a)   --   Rights Agreement dated as of September 8, 1998, by and
                between the registrant and First Chicago Trust Company of
                New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                8-K dated September 24, 1998, File No. 1-12387).
  4.1(b)   --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Annual
                Report on Form 10-K for the year ended December 31, 1999,
                File No. 1-12387).
  4.1(c)   --   Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from
                Exhibit 4.4(b) of the registrant's Post-Effective Amendment
                No. 3, dated February 26, 2001, to its Registration
                Statement on Form 8-A dated September 17, 1998).
  4.2(a)   --   Indenture, dated as of November 1, 1996, between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.1 of the
                registrant's Registration Statement on Form S-4,
                Registration No. 333-14003).
  4.2(b)   --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                herein by reference from Exhibit 4.3(b) of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
  4.2(c)   --   Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  4.2(d)   --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).
  4.2(e)   --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                registrant and The Chase Manhattan Bank, as Trustee
                (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, File No. 1-12387).
  4.2(f)   --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                Indenture dated November 1, 1996 between The Chase Manhattan
                Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly
                Report on Form 10-Q for the quarter ended September 30,
                1999, File No. 1-12387).
  4.3      --   Specimen stock certificate for Tenneco Automotive Inc.
                common stock (incorporated herein by reference from Exhibit
                4.3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387).
  4.4(a)   --   Indenture dated October 14, 1999 by and between the
                registrant and The Bank of New York, as trustee
                (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  4.4(b)   --   Supplemental Indenture dated November 4, 1999 among Tenneco
                Automotive Operating Subsidiary Inc. (formerly Tenneco
                Automotive Inc.), Tenneco International Holding Corp.,
                Tenneco Global Holdings Inc., the Pullman Company, Clevite
                Industries Inc. and TMC Texas Inc. in favor of The Bank of
                New York, as trustee (incorporated herein by reference from
                Exhibit 4.4(b) of the registrant's Quarterly Report on Form
                10-Q for the quarter ended September 30, 1999, File No.
                1-12387).
  4.4(c)   --   Subsidiary Guarantee dated as of October 14, 1999 from
                Tenneco Automotive Operating Subsidiary Inc. (formerly
                Tenneco Automotive Inc.), Tenneco International Holding
                Corp., Tenneco Global Holdings Inc., the Pullman Company,
                Clevite Industries Inc. and TMC Texas Inc. in favor of The
                Bank of New York, as trustee (incorporated herein by
                reference to Exhibit 4.4(c) to the registrant's Registration
                Statement on Form S-4, Reg. No. 333-93757).
  4.5(a)   --   Amended and Restated Credit Agreement, dated as of December
                12, 2003, among Tenneco Automotive Inc., the several banks and other financial institutions or entities from time to
                time parties thereto, Bank of America, N.A. and Citicorp
                North America, Inc., as co-documentation agents, Deutsche
                Bank Securities Inc., as syndication agent, and JP Morgan
                Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5(a) to the registrant's Annual
                Report on Form 10-K for the year ended December 31, 2003,
                File No. 1-12387).
  4.5(b)   --   Amended and Restated Guarantee And Collateral Agreement,
                dated as of November 4, 1999, by Tenneco Automotive Inc. and the subsidiary guarantors named therein, in favor of
                JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference from Exhibit 4.5(f) to the registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2003, File No. 1-12387).
* 4.5(c)   --   First Amendment, dated as of April 31, 2004, to the Amended and Restated Credit Agreement ated as of December 12, 2003, among Tenneco Automotive Inc., JP Morgan Chase Bank as
                administrative agent and the various lenders party thereto.
  4.6(a)   --   Indenture, dated as of June 19, 2003, among Tenneco
                Automotive Inc., the subsidiary guarantors named therein and
                Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(a) to the registrant's Quarterly
                Report on Form 10-Q for the quarter ended June 30, 2003,
                File No. 1-12387).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  4.6(b)   --   Collateral Agreement, dated as of June 19, 2003, by Tenneco
                Automotive Inc. and the subsidiary guarantors named therein in favor of Wachovia Bank, National Association
                (incorporated herein by reference from Exhibit 4.6(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
  4.6(c)   --   Registration Rights Agreement, dated as of June 19, 2003,
                among Tenneco Automotive Inc., the subsidiary guarantors
                named therein, and the initial purchasers named therein, for whom JPMorgan Securities Inc. acted as representative
                (incorporated herein by reference from Exhibit 4.6(c) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
  4.6(d)   --   Supplemental Indenture, dated as of December 12, 2003, among
                Tenneco Automotive Inc., the subsidiary guarantors named
                therein and Wachovia Bank, National Association
                (incorporated herein by reference to Exhibit 4.6(d) to the registrant's Annual Report on Form 10-K for the year ended
                December 31, 2003, File No. 1-12387).
  4.6(e)   --   Registration Rights Agreement, dated as of December 12,
                2003, among Tenneco Automotive Inc., the subsidiary
                guarantors named therein, and the initial purchasers named therein, for whom Banc of America Securities LLC acted as
                representative agent (incorporated herein by reference to
                Exhibit 4.5(a) to the registrant's Annual Report on Form
                10-K for the year ended December 31, 2003, File No.
                1-12387).
  4.7      --   Intercreditor Agreement, dated as of June 19, 2003, among
                JPMorgan Chase Bank, as Credit Agent, Wachovia Bank,
                National Association, as Trustee and Collateral Agent, and
                Tenneco Automotive Inc. (incorporated herein by reference
                from Exhibit 4.7 to the registrant's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 2003, File No.
                1-12387).
  9        --   None.
 10.1      --   Distribution Agreement, dated November 1, 1996, by and among
                El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
                10, File No. 1-12387).
 10.2      --   Amendment No. 1 to Distribution Agreement, dated as of
                December 11, 1996, by and among El Paso Tennessee Pipeline
                Co. (formerly Tenneco Inc.), the registrant, and Newport
                News Shipbuilding Inc. (incorporated herein by reference
                from Exhibit 10.2 of the registrant's Annual Report on Form
                10-K for the year ended December 31, 1996, File No.
                1-12387).
 10.3      --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                Tenneco Inc.), the registrant, and Newport News Shipbuilding
                Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year
                ended December 31, 1996, File No. 1-12387).
 10.4      --   Benefits Agreement, dated December 11, 1996, by and among El
                Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
 10.5      --   Insurance Agreement, dated December 11, 1996, by and among
                El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
 10.6      --   Tax Sharing Agreement, dated December 11, 1996, by and among
                El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                Newport News Shipbuilding Inc., the registrant, and El Paso
                Natural Gas Company (incorporated herein by reference from
                Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 10.7      --   First Amendment to Tax Sharing Agreement, dated as of
                December 11, 1996, among El Paso Tennessee Pipeline Co.
                (formerly Tenneco Inc.), the registrant, El Paso Natural Gas
                Company and Newport News Shipbuilding Inc. (incorporated
                herein by reference from Exhibit 10.7 of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, File No. 1-12387).
 10.8      --   Tenneco Automotive Inc. Value Added "TAVA" Incentive
                Compensation Plan (incorporated herein by reference from
                Exhibit 10.8 of the registrant's Quarterly Report on Form
                10-Q for the quarter ended September 30, 2003, File No.
                1-12387).
 10.9      --   Tenneco Automotive Inc. Change of Control Severance Benefits
                Plan for Key Executives (incorporated herein by reference
                from Exhibit 10.13 of the registrant's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1999, File No.
                1-12387).
 10.10     --   Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                Registration Statement on Form S-4, Reg. No. 333-93757).
 10.11     --   Tenneco Automotive Inc. Key Executive Pension Plan
                (incorporated herein by reference from Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.12     --   Tenneco Automotive Inc. Deferred Compensation Plan
                (incorporated herein by reference from Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.13     --   Tenneco Automotive Inc. Supplemental Executive Retirement
                Plan (incorporated herein by reference from Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the
                quarter ended June 30, 2000, File No. 1-12387).
 10.14     --   Human Resources Agreement by and between Tenneco Automotive
                Inc. and Tenneco Packaging Inc. dated November 4, 1999
                (incorporated herein by reference to Exhibit 99.1 to the
                registrant's Current Report on Form 8-K dated November 4,
                1999, File No. 1-12387).
 10.15     --   Tax Sharing Agreement by and between Tenneco Automotive Inc.
                and Tenneco Packaging Inc. dated November 3, 1999
                (incorporated herein by reference to Exhibit 99.2 to the
                registrant's Current Report on Form 8-K dated November 4,
                1999, File No. 1-12387).
 10.16     --   Amended and Restated Transition Services Agreement by and
                between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                dated as of November 4, 1999 (incorporated herein by
                reference from Exhibit 10.21 of the registrant's Quarterly
                Report on Form 10-Q for the quarter ended September 30,
                1999, File No. 1-12387).
 10.17     --   Assumption Agreement among Tenneco Automotive Operating
                Company Inc., Tenneco International Holding Corp., Tenneco
                Global Holdings Inc., The Pullman Company, Clevite
                Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                and the other Initial Purchasers listed in the Purchase
                Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.24 of the registrant's
                Registration Statement on Form S-4, Reg. No. 333-93757).
 10.18     --   Amendment No. 1 to Change in Control Severance Benefits Plan
                for Key Executives (incorporated herein by reference from
                Exhibit 10.23 to the registrant's Quarterly Report on Form
                10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.19     --   Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from
                Exhibit 10.24 to the registrant's Quarterly Report on Form
                10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.20     --   Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 2000, File No.
                1-12387).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 10.21     --   Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference
                from Exhibit 10.28 to the registrant's Annual Report on Form
                10-K for the year ended December 31, 2000, File No.
                1-12387).
 10.22     --   Form of Indemnity Agreement entered into between the
                registrant and the following directors of the registrant:
                Paul Stecko, M. Kathryn Eickhoff and Dennis Severance
                (incorporated herein by reference from Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).
 10.23     --   Mark P. Frissora Special Appendix under Tenneco Automotive
                Inc. Supplemental Executive Retirement Plan (incorporated
                herein by reference from Exhibit 10.30 to the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                2000, File No. 1-12387).
 10.24     --   Letter Agreement dated as of June 1, 2001 between the
                registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form
                10-K for the year ended December 31, 2001. File No.
                1-12387).
 10.25     --   Tenneco Automotive Inc. 2002 Long-Term Incentive Plan (As
                Amended and Restated Effective March 11, 2003) (incorporated herein by reference from Exhibit 10.26 to the registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2003. File No. 1-12387).
 10.26     --   Amendment to No. 1 Tenneco Automotive Inc. Deferred
                Compensation Plan (incorporated herein by reference from
                Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
 10.27     --   Tenneco Automotive Inc. Supplemental Stock Ownership Plan
                (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended
                December 31, 2002, File No. 1-12387).
 11        --   None.
*12        --   Computation of Ratio of Earnings to Fixed Charges.
*15        --   Letter of Deloitte and Touche LLP regarding interim
                financial information.
 18        --   None.
 22        --   None.
 23        --   None.
 24        --   None.
*31.1      --   Certification of Mark P. Frissora under Section 302 of the
                Sarbanes-Oxley Act of 2002.
*31.2      --   Certification of Kenneth R. Trammell under Section 302 of
                the Sarbanes-Oxley Act of 2002.
*32.1      --   Certification of Mark P. Frissora and Kenneth R. Trammell
                under Section 906 of the Sarbanes-Oxley Act of 2002.
 99        --   None.

---------------

* Filed herewith.