Form 10-K
period 2004-12-31
TENNECO AUTOMOTIVE INC
filed 2005-03-16
CIK 1024725

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

CLASS OF COMMON EQUITY AND NUMBER OF SHARES
  HELD BY NON-AFFILIATES AT JUNE 30, 2004        MARKET VALUE HELD BY NON-AFFILIATES*
-------------------------------------------      ------------------------------------
     Common Stock, 41,584,617 shares                         $550,164,484

-------------------------
* Based upon the closing sale price on the New York Stock Exchange Composite Tape for the Common Stock on June 30, 2004.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $.01 per share, 43,396,872 shares outstanding as of February 28, 2005.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                      PART OF THE FORM 10-K
                          DOCUMENT                                   INTO WHICH INCORPORATED
                          --------                                   -----------------------
Portions of Tenneco Automotive Inc.'s Definitive Proxy
  Statement
  for the Annual Meeting of Stockholders to be held May 10,
  2005                                                                      Part III

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

     Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include the following:

     Changes in consumer demand and prices could materially and adversely impact our financial condition and results of operations. Demand for and pricing of our products are subject to economic conditions and other factors present in the various domestic and international markets where the products are sold. Demand for our original equipment ("OE") products is subject to the level of consumer demand for new vehicles that are equipped with our parts. The level of new car purchases is cyclical, affected by such factors as interest rates, consumer confidence, patterns of consumer spending, fuel cost and the automobile replacement cycle. For example, we believe a key strength for our company is our supply of parts for many North American light trucks and SUVs, which are currently top sellers, but which consumers may not continue to prefer. Demand for our aftermarket, or replacement, products varies based upon such factors as the level of new vehicle purchases, which initially displaces demand for aftermarket products, the severity of winter weather, which increases the demand for certain aftermarket products, and other factors, including the average useful life of parts and number of miles driven. For example, weakened economic conditions in the United States over the last several years resulted in substantially all of the customers of our North American OE operations slowing new vehicle production since 2001 compared to 1999 and 2000 levels. Further decreases in demand for automobiles and automotive products generally, or in the demand for our products in particular, could materially and adversely impact our financial condition and results of operations.

     We may be unable to realize sales represented by our awarded business, which could materially and adversely impact our financial condition and results of operations. The realization of future sales from awarded business is inherently subject to a number of important risks and uncertainties, including the number of vehicles that our OE customers will actually produce, the timing of that production and the mix of options that our OE customers and consumers may choose. For example, substantially all of our North American vehicle manufacturer customers slowed new vehicle production in 2001, with a slight increase in 2002. Production rates for 2003 were down three percent from 2002 and production rates for 2004 were down one percent from 2003. We remain cautious regarding production volumes for 2005 due to rising interest rates, oil and steel prices, current OE manufacturers' inventory levels and uncertainty regarding the willingness of OE manufacturers to continue to support vehicle sales through incentives. Given current economic conditions, we expect the North American light vehicle build to be approximately 15.8 million units in 2005, which is equal to 2004 levels. We also expect the European light vehicle production to remain flat in 2005. In addition, our customers generally have the right to replace us with another supplier at any time for a variety of reasons and have increasingly demanded price decreases over the life of awarded business. Accordingly, we cannot assure you that we will in fact realize any or all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our financial condition and results of operations.

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

     We recently have experienced significant increases in raw materials pricing, and further changes in the prices of raw materials could have a material adverse impact on us. Significant increases in the cost of certain raw materials used in our products, to the extent they are not timely reflected in the price we charge our customers or otherwise mitigated, could materially and adversely impact our results. For example, we recently have experienced significant increases in processed metal and steel prices, which are a growing concern. Increased pressure on steel prices is expected to continue into the foreseeable future. We are working hard to address this issue by evaluating alternative materials and processes, reviewing material substitution opportunities, increasing component and assembly outsourcing to low cost countries and aggressively negotiating with our customers to allow us to recover these higher costs from them. In addition to these actions, we continue to pursue productivity initiatives and review opportunities to reduce costs through restructuring activities. The situation remains fluid as we continue to pursue these actions and, at this point, we cannot assure you that these actions and recent increases in new business awards will be effective in containing margin pressures from these significant steel price increases. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Outlook" included in Item 7 for more information.

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

     We may be unable to realize our business strategy of improving operating performance and generating savings and improvements to help offset pricing pressures from our suppliers and customers. We have either implemented or plan to implement strategic initiatives designed to improve our operating performance. The failure to achieve the goals of these strategic initiatives could have a material adverse effect on our business, particularly since we rely on these initiatives to offset pricing pressures from our suppliers and our customers, as described above. We cannot assure you that we will be able to successfully implement or realize the expected benefits of any of these initiatives or that we will be able to sustain improvements made to date.

     The cyclicality of automotive production and sales could cause a decline in our financial condition and results. A decline in automotive sales and production would likely cause a decline in our sales to vehicle manufacturers, and could result in a decline in our results of operations and financial condition. The automotive industry has been characterized historically by periodic fluctuations in overall demand for vehicles due to, among other things, changes in general economic conditions and consumer preferences. These fluctuations generally result in corresponding fluctuations in demand for our products. General Motors recently forecasted that it would produce 2.43 million vehicles in North America during the first six months of 2005, approximately 11 percent fewer than it produced in North America during the first six months of 2004. Similarly, Ford recently announced a production forecast of 1.85 million vehicles in North America during the first six months of 2005, approximately 6 percent fewer than it produced in North America during the first six months of 2004. The highly cyclical nature of the automotive industry presents a risk that is outside our control and that cannot be accurately predicted.

     Longer product lives of automotive parts are adversely affecting aftermarket demand for some of our products. The average useful life of automotive parts has steadily increased in recent years due to innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. As a result, a portion of sales in the aftermarket has been displaced. This has adversely impacted, and will likely continue to adversely impact, our aftermarket sales. Also, any additional increases in the average useful lives of automotive parts would further adversely affect the demand for our aftermarket products. Aftermarket sales represented approximately 24 percent of our net sales for 2004, as compared to 25 percent of our net sales for 2003.

     We may incur material costs related to product warranties, environmental and regulatory matters and other claims, which could have a material adverse impact on our financial condition and results of operations. From time to time, we receive product warranty claims from our customers, pursuant to which we may be required to bear costs of repair or replacement of certain of our products. Vehicle manufacturers are increasingly requiring their outside suppliers to guarantee or warrant their products and to be responsible for the operation of these component products in new vehicles sold to consumers. Warranty claims may range from individual customer claims to full recalls of all products in the field. We cannot assure you that costs associated with providing product warranties will not be material, or that those costs will not exceed any amounts reserved for them in our financial statements. For a description of our accounting policies regarding warranty reserves, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies" included in Item 7.

     Additionally, we are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. Soil and groundwater remediation activities are being conducted at certain of our current and former real properties. We record liabilities for these activities when environmental assessments indicate that the remedial efforts are probable and the costs can be reasonably estimated. On this basis, we have established reserves that we believe are adequate for the remediation activities at our current and former real properties. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. In future periods, we could be subject to cash or non-cash charges to earnings if we are required to undertake material additional remediation efforts based on the results of our ongoing analyses of the environmental status of our properties, as more information becomes available to us.

     We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities, intellectual property matters, personal injury claims, taxes, employment matters or commercial or contractual disputes. For example, we are involved in litigation with the minority owner of one of our Indian joint ventures over various operational issues that involves a court-mandated bidding process. We are also subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. Many of these cases also involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. As major asbestos manufacturers continue to go out of business, we may experience an increased number of these claims.

     We vigorously defend ourselves in connection with all of the matters described above. We cannot, however, assure you that the costs, charges and liabilities associated with these matters will not be material, or that those costs, charges and liabilities will not exceed any amounts reserved for them in our financial statements. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental and Other Matters," included in Item 7 for further description.

     The hourly workforce in the automotive industry is highly unionized and our business could be adversely affected by labor disruptions. Although we consider our current relations with our employees to be good, if major work disruptions were to occur, our business could be adversely affected by, for instance, a loss of revenues, increased costs or reduced profitability. We have not experienced a material labor disruption in our workforce in the last ten years, but there can be no assurance that we will not experience a material labor disruption at one of our facilities in the future in the course of renegotiation of our labor arrangements or otherwise. In addition, substantially all of the hourly employees of North American vehicle manufacturers are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America under collective bargaining agreements and vehicle manufacturers and their employees in other countries are also subject to labor agreements. A work stoppage or strike at the production facilities of a significant customer, at our facilities or at a significant supplier could have an adverse impact on us by disrupting demand for our products and/or our ability to manufacture our products. For example, a General Motors strike in 1998 reduced second and third quarter revenue and income growth of our OE business in that year.

     Consolidation among automotive parts customers and suppliers could make it more difficult for us to compete favorably. Our financial condition and results of operations could be adversely affected because the customer base for automotive parts is consolidating in both the original equipment market and aftermarket. As a result, we are competing for business from fewer customers. Due to the cost focus of these major customers, we have been, and expect to continue to be, requested to reduce prices as part of our initial business quotations and over the life of vehicle platforms we have been awarded. We cannot be certain that we will be able to generate cost savings and operational improvements in the future that are sufficient to offset price reductions requested by existing customers and necessary to win additional business.

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

     We are dependent on large customers for future revenues, the loss of any of which could have a material adverse impact on us. We depend on major vehicle manufacturers for a substantial portion of our net sales. For example, during 2004, General Motors, Ford, Volkswagen, and DaimlerChrysler accounted for 18 percent, 12 percent, 11 percent, and 8 percent of our net sales, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may make fewer sales to these customers for a variety of reasons, including: (1) loss of awarded business; (2) reduced or delayed customer requirements; or (3) strikes or other work stoppages affecting production by the customers.

     We are subject to risks related to our international operations. We have manufacturing and distribution facilities in many regions and countries, including Australia, China, India, North America, Europe and South America, and sell our products worldwide. For 2004, approximately 53 percent of our net sales were derived from operations outside North America. International operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

     - exposure to local economic conditions;

     - exposure to local political conditions, including the risk of seizure of assets by foreign government;

     - exposure to local social unrest, including any resultant acts of war, terrorism or similar events;

     - exposure to local public health issues and the resultant impact on economic and political conditions;

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

     The financial condition and results of operations of some of our operating entities are reported in foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. dollar against these foreign currencies will have a positive effect on reported revenues and operating profit. For example, our European operations were positively impacted in 2002, 2003 and 2004 due to the strengthening of the Euro against the U.S. dollar. Our South American operations were negatively impacted by the devaluation in 2000 of the Brazilian currency as well as by the devaluation of the Argentine currency in 2002. We do not generally seek to mitigate this translation effect through the use of derivative financial instruments.

     Further significant changes in our stockholder composition may jeopardize our ability to use some or all of our net operating loss carryforwards. As of December 31, 2004, we had a U.S. Federal tax net operating loss ("NOL") carryforwards of $569 million available to reduce taxable income in future years, and these NOL carryforwards expire in various years through 2024. The federal tax effect of these NOL's is $199 million and is recorded as an asset on our balance sheet as of December 31, 2004. Our ability to utilize our NOL carryforwards could become subject to significant limitations under Section 382 of the Internal Revenue Code ("Section 382") if we undergo a majority ownership change. We would undergo a majority ownership change if, among other things, the stockholders who own or have owned, directly or indirectly, five percent or more of our common stock or are otherwise treated as five percent stockholders under
Section 382 and the regulations promulgated thereunder, increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of a majority ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with the NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration of the respective NOL carryforwards. If we were to undergo a majority ownership change, we would be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of

December 31, 2004, we believe that there had been a significant change, but not a majority change, in our ownership during the prior three years. We cannot, however, assure you that we will not undergo a majority ownership change in the future. Further, because an ownership change for federal tax purposes can occur based on trades among our existing stockholders, whether we undergo a majority ownership change may be a matter beyond our control.

     Other Factors. In addition to the factors described above, we may be impacted by a number of other matters and uncertainties, including: (i) general economic, business and market conditions; (ii) potential legislation, regulatory changes and other governmental actions, including the ability to receive regulatory approvals and the timing of such approvals; (iii) new technologies that reduce the demand for certain of our products or otherwise render them obsolete; (iv) our ability to integrate operations of acquired businesses quickly and in a cost effective manner; (v) changes in distribution channels or competitive conditions in the markets and countries where we operate; (vi) capital availability or costs, including changes in interest rates, market perceptions of the industries in which we operate or ratings of securities;
(vii) increases in the cost of compliance with regulations, including environmental regulations, and environmental liabilities in excess of the amount reserved; (viii) changes by the Financial Accounting Standards Board, Public Company Accounting Oversight Board or the Securities and Exchange Commission of authoritative accounting principles generally accepted in the United States of America or policies; (ix) acts of war or terrorism, including, but not limited to, the events taking place in the Middle East, the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and (x) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.

                               TABLE OF CONTENTS

                                  PART I
Item 1.   Business....................................................    1
            Tenneco Automotive Inc....................................    1
            Contributions of Major Businesses.........................    3
            Description of Our Business...............................    5
Item 2.   Properties..................................................   20
Item 3.   Legal Proceedings...........................................   20
Item 4.   Submission of Matters to a Vote of Security Holders.........   22
Item
  4.1.    Executive Officers of the Registrant........................   22
                                  PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters, and Issuer Repurchases of Equity Securities........   25
Item 6.   Selected Financial Data.....................................   26
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   29
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   59
Item 8.   Financial Statements and Supplementary Data.................   60
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  114
Item 9A.  Controls and Procedures.....................................  114
Item 9B.  Other Information...........................................  114
                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..........  115
Item 11.  Executive Compensation......................................  115
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................  115
Item 13.  Certain Relationships and Related Transactions..............  116
Item 14.  Principal Accountant Fees and Services......................  116
                                  PART IV
Item 15.  Exhibits and Financial Statement Schedules..................  117

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

     Tenneco was incorporated in Delaware in 1996 under the name "New Tenneco Inc." ("New Tenneco") as a wholly owned subsidiary of the company then known as Tenneco Inc. ("Old Tenneco"). At that time, Old Tenneco's major businesses were shipbuilding, energy, automotive and packaging. On December 11, 1996, Old Tenneco completed the transfer of its automotive and packaging businesses to us, and spun off our company to its public stockholders. In connection with the 1996 spin-off, Old Tenneco also spun off its shipbuilding division to its public stockholders, the remaining energy company was acquired by El Paso Natural Gas Company and we changed our name from New Tenneco to Tenneco Inc. Unless the context otherwise requires, for periods prior to December 11, 1996, references to "Tenneco", "we", "us", "our" or the "Company" also refer to Old Tenneco. In a series of transactions commencing in January 1999 and culminating with the November 4, 1999 spin off to our shareholders of the common stock of Tenneco Packaging Inc., now known as Pactiv Corporation (the "1999 Spin-off"), we separated our packaging businesses from our automotive business and in connection therewith changed our name from Tenneco to Tenneco Automotive Inc.

     During 2003, we completed a series of transactions pursuant to which we refinanced, in its entirety, our then-existing senior credit facility. These transactions involved (1) the sale of an aggregate of $475 million of senior secured notes due 2013 in June and December, and (2) entering into an amended and restated credit agreement with JPMorgan Chase Bank, as administrative agent, and a group of other lenders in December. During 2004, we completed the redemption of our $500 million 11 5/8 percent senior subordinated notes due 2009, using the net proceeds of our sale of $500 million of new 8 5/8 percent senior subordinated notes due 2014 plus cash on hand. In February 2005 we amended our senior credit facility to reduce by 75 basis points the interest rate on the term loan B facility and the tranche B-1 letter of credit/revolving loan facility. These transactions had or will have a substantial impact on the nature of our outstanding debt, as well as our liquidity, debt amortization requirements and interest expense. See the section entitled "Liquidity and Capital Resources" included elsewhere in this report under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a description of these transactions.

CORPORATE GOVERNANCE AND AVAILABLE INFORMATION

     We have established a comprehensive corporate governance plan for the purpose of defining responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. As part of its annual review process, the Board of Directors monitors developments in the area of corporate governance. In late 2003, the Securities and Exchange Commission ("SEC") approved changes proposed by the New York Stock Exchange ("NYSE") to its corporate governance and listing requirements. The Board of Directors determined to voluntarily implement these changes on an accelerated basis in 2003 and 2004, to the extent our practices were not already in compliance. Listed below are some of the key elements of our corporate governance plan. For more information about these matters, see our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2005.

INDEPENDENCE OF DIRECTORS

     - Eight of our ten directors are independent under the revised NYSE listing standards.

     - Independent directors are scheduled to meet separately in executive session after every regularly scheduled Board of Directors meeting.

     - The Board of Directors has a lead independent director, Mr. Paul T.
       Stecko.

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

STOCK OWNERSHIP GUIDELINES

     - The Company has adopted Stock Ownership Guidelines to align the interests of its executives with the interests of stockholders and promote the Company's commitment to sound corporate governance.

     - The Stock Ownership Guidelines apply to the independent directors, the Chairman and Chief Executive Officer, all Executive Vice Presidents and all Senior Vice Presidents. Ownership levels are determined as a multiple of the participant's base salary or, in the case of an independent director, his or her Board of Director's retainer fee and then converted to a fixed number of shares.

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

CODES OF BUSINESS CONDUCT AND ETHICS

     - Management has adopted a Code of Ethical Conduct for Financial Managers, which applies to our Chief Executive Officer, Chief Financial Officer, Controller and other key financial managers. This code is filed as
       Exhibit 14 to this report.

     - In addition, our company has operated under an omnibus Statement of Business Principles that applies to all directors, officers and employees and includes provisions ranging from restrictions on gifts to conflicts of interests. All salaried employees are required to affirm in writing their acceptance of these principles.

PERSONAL LOANS TO EXECUTIVE OFFICERS AND DIRECTORS

     - Our company complies with and will operate in a manner consistent with the legislation outlawing extensions of credit in the form of a personal loan to or for its directors or executive officers.

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

     Our Audit Committee Charter, Compensation/Nominating/Governance Committee Charter, Corporate Governance Principles, Stock Ownership Guidelines, Audit Committee policy regarding accounting complaints, Code of Ethical Conduct for Financial Managers, Statement of Business Principles, policy for communicating with the Board of Directors and Audit Committee policy regarding the pre-approval of audit, non-audit, tax and other services are available on our website at www.tenneco-automotive.com. In addition, we will make a copy of any of these documents available to any person, without charge, upon written request to Tenneco Automotive Inc., 500 North Field Drive, Lake Forest, Illinois 60045,
Attn: General Counsel. We intend to satisfy the disclosure requirements under
Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers of our Code of Ethical Conduct for Financial Managers and Statement of Business Principles by posting this information on our website at www.tenneco-automotive.com.

CEO AND CFO CERTIFICATIONS

     In 2004, our chief executive officer provided to the NYSE the annual CEO certification regarding Tenneco Automotive's compliance with the NYSE corporate governance listing standards. In addition, our chief executive officer and chief financial officer filed with the Securities and Exchange Commission all required certifications regarding the quality of Tenneco Automotive's disclosures in its fiscal 2004 SEC reports. There were no qualifications to these certifications.

                       CONTRIBUTIONS OF MAJOR BUSINESSES

     For information concerning our operating segments, geographic areas and major products or groups of products, see Note 11 to the consolidated financial statements of Tenneco Automotive Inc. and Consolidated Subsidiaries included in
Item 8. The following tables summarize for each of our operating segments for the periods indicated: (i) net sales and operating revenues; (ii) earnings before interest expense, income taxes and minority interest ("EBIT"); and (iii) capital expenditures. You should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 for information about certain costs and charges included in our results.

NET SALES AND OPERATING REVENUES:

                                                       2004           2003           2002
                                                   ------------   ------------   ------------
                                                          (DOLLAR AMOUNTS IN MILLIONS)
North America....................................  $1,966    47%  $1,887    50%  $1,906    55%
Europe and South America.........................   1,922    46    1,595    42    1,354    39
Asia Pacific.....................................     399     9      338     9      249     7
Intergroup sales.................................     (74)   (2)     (54)   (1)     (50)   (1)
                                                   ------   ---   ------   ---   ------   ---
  Total..........................................  $4,213   100%  $3,766   100%  $3,459   100%
                                                   ======   ===   ======   ===   ======   ===

EBIT:

                                                           2004         2003         2002
                                                        ----------   ----------   ----------
                                                            (DOLLAR AMOUNTS IN MILLIONS)
North America.........................................  $130    76%  $131    74%  $129    76%
Europe and South America..............................    22    13     23    13     24    14
Asia Pacific..........................................    19    11     22    13     16    10
                                                        ----   ---   ----   ---   ----   ---
     Total............................................  $171   100%  $176   100%  $169   100%
                                                        ====   ===   ====   ===   ====   ===

CAPITAL EXPENDITURES:

                                                           2004         2003         2002
                                                        ----------   ----------   ----------
                                                            (DOLLAR AMOUNTS IN MILLIONS)
North America.........................................  $ 55    43%  $ 54    42%  $ 67    49%
Europe and South America..............................    59    45     61    47     59    43
Asia Pacific..........................................    16    12     15    11     12     8
                                                        ----   ---   ----   ---   ----   ---
  Total...............................................  $130   100%  $130   100%  $138   100%
                                                        ====   ===   ====   ===   ====   ===

     Interest expense, income taxes, and minority interest that were not allocated to our operating segments are:

                                                              2004   2003   2002
                                                              ----   ----   ----
                                                                  (MILLIONS)
Interest expense (net of interest capitalized)..............  $179   $149   $141
Income tax benefit..........................................   (25)    (6)    (7)
Minority interest...........................................     4      6      4

                          DESCRIPTION OF OUR BUSINESS

     With 2004 revenues of over $4.2 billion, we are one of the world's largest producers of automotive emission control and ride control systems and products. We serve both original equipment manufacturers and replacement markets worldwide through leading brands, including Monroe(R), Rancho(R), Clevite(R) Elastomers, and Fric Rot(TM) ride control products and Walker(R), Fonos(TM), and Gillet(TM) emission control products.

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

     Demand for automotive parts in the OE market is generally a function of the number of new vehicles produced, which in turn is a function of prevailing economic conditions and consumer preferences. In 2004, the number of light vehicles produced was 15.8 million in North America, 24.3 million in Europe and South America and 21.2 million in Asia Pacific. Worldwide new light vehicle production is forecasted to increase to over 67.6 million units in 2007 from approximately 61.3 million units in 2004. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by further penetrating business with existing customers and by gaining new customers and markets. Companies with global presence and advanced technology, engineering, manufacturing and support capabilities, such as our company, are, we believe, well positioned to take advantage of these opportunities.

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

     This shift in demand towards fully integrated systems has created the role of the Tier 1 systems integrator. These systems integrators will increasingly have the responsibility to execute a number of activities, such as design, product development, engineering, testing of component systems and purchasing from Tier 2 suppliers. We are an established Tier 1 supplier with more than ten years of product integration experience. We have modules or systems for 71 vehicle platforms in production worldwide and modules or systems for 17 additional platforms under development. For example, we supply ride control modules for the DaimlerChrysler Caravan, the Nissan Pathfinder, the VW Transporter and the Peugeot 1007 and the exhaust emission control system for the Porsche Boxster, Nissan Xterra, Ford Transit, DaimlerChrysler DR Ram and Jaguar XJ Type.

     GLOBAL CONSOLIDATION OF OE CUSTOMERS

     Given the trend in business combinations among vehicle manufacturers -- such as the DaimlerChrysler merger and General Motors' acquisition of Daewoo -- as well as the global OE expansion over the last decade, OEMs are increasingly requesting suppliers to provide parts on a global basis. As the customer base of OEMs has consolidated and emerging markets have become more important to achieving growth, suppliers must be prepared to provide products any place in the world.

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

     GLOBAL RATIONALIZATION OF OE VEHICLE PLATFORMS

     OE manufacturers are increasingly designing "global platforms." A global platform is a basic mechanical structure of a vehicle that can accommodate different features and is in production and/or development in more than one region. Thus, OE manufacturers can design one platform for a number of similar vehicle models. This allows manufacturers to realize significant economies of scale through limiting variations across items such as steering columns, brake systems, transmissions, axles, exhaust systems, support structures and power window and door lock mechanisms. We believe that this shift towards standardization will have a large impact on automotive parts suppliers, who should experience a reduction in production costs as OE manufacturers reduce variations in components. We also expect parts suppliers to experience higher production volumes per unit and greater economies of scale, as well as reduced total investment costs for molds, dies and prototype development. Light vehicle platforms of over one million units are expected to grow from 19 percent to 30 percent of global OE production from 2004 to 2009.

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

     Automotive parts customers are increasingly demanding technological innovation from suppliers to address more stringent emission and other regulatory standards and to improve vehicle performance. To develop innovative products, systems and modules, we have invested $76 million for 2004 and $67 million for both 2003 and 2002 into engineering, research and development and we continuously seek to take advantage of our technology investments and brand strength by extending our products into new markets and categories. For example, we were the first supplier to develop and commercialize a diesel particulate filter that can virtually eliminate carbon and hydrocarbon emissions with minimal impact on engine performance. Now, we have expanded our competence in diesel particulate filters and are winning business in North America on these same applications. In addition, we recently began supplying Volvo with a computerized electronic suspension system that we co-developed with Ohlins Racing AB. As another example, in 2002 we extended our stability improvement valve technology to Europe which is similar to our acceleration sensitive damping technology used on our Monroe Reflex(R) premium aftermarket shock originally launched in North America in 1999. Further, our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering research and development expense for 2004, 2003, and 2002 has been reduced by $46 million, $38 million, and $32 million, respectively, for these reimbursements.

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

     CHANGING AFTERMARKET DISTRIBUTION CHANNELS

     From 1994 to 2004, the number of retail automotive parts stores increased 50 percent while the number of jobber stores declined more than 22 percent. Major automotive aftermarket retailers, such as AutoZone and Advance Auto Parts, are attempting to increase their commercial sales by selling directly to automotive parts installers in addition to individual consumers. These installers have historically purchased from their local warehouse distributors and jobbers, who are our more traditional customers. This enables the retailers to offer the option of a premium brand, which is often preferred by their commercial customers, or a standard product, which is often preferred by their retail customers. We believe we are well positioned to respond to this trend in the aftermarket because of our focus on cost reduction and high-quality, premium brands.

     SUPPLIER CONSOLIDATION

     Over the past few years, automotive suppliers have been consolidating in an effort to become more global, have a broader, more integrated product offering and gain scale economies in order to remain competitive amidst growing pricing pressures and increased outsourcing demands from the OEMs. Industry forecasters estimate that consolidation will drive the number of North American based automotive parts suppliers from more than 10,000 in 2000 to around 5,000 in 2010. A supplier's viability in this consolidating market will depend, in part, on its ability to maintain and increase operating efficiencies and provide value-added services.

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

ANALYSIS OF REVENUES

     The following table provides, for each of the years 2004 through 2002, information relating to our net sales, by primary product lines and customer categories:

                                                                        NET SALES
                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 2004      2003      2002
                                                                 ----      ----      ----
                                                                        (MILLIONS)
EMISSION CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................    $  365    $  350    $  359
  OE market.................................................     2,287     2,037     1,880
                                                                ------    ------    ------
                                                                 2,652     2,387     2,239
                                                                ------    ------    ------
RIDE CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................       630       579       549
  OE market.................................................       931       800       671
                                                                ------    ------    ------
                                                                 1,561     1,379     1,220
                                                                ------    ------    ------
     Total..................................................    $4,213    $3,766    $3,459
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

     Worldwide we serve more than 30 different OE manufacturers, and our products or systems are included on 6 of the top 10 passenger car models produced in North America and Western Europe and all of the top 10 light truck models produced in North America for 2004. During 2004, our OE customers included:

NORTH AMERICA           EUROPE               ASIA
AM General              BMW                  BMW
Caterpillar             DaimlerChrysler      Club Car
Club Car                Fiat                 E-Z Go Golf Car
DaimlerChrysler         Ford                 Fiat
E-Z Go Golf Car         General Motors       First Auto Works
Ford                    Nissan               Ford
Freightliner            Paccar               General Motors
General Motors          Porsche              Isuzu
Harley-Davidson         PSA Peugeot Citroen  Jinbei Automobile Co.
Honda                   Renault              Nissan
Isuzu                   Scania               PSA Peugeot Citroen
Motor Coach Industries  Toyota               TATA Motors
Navistar                Volkswagen           Toyota
Nissan                  Volvo Truck          TVS Motor Co.
Paccar                                       Volkswagen
Toyota                  AUSTRALIA
Volkswagen              Club Car
Volvo Truck             Ford
                        General Motors
SOUTH AMERICA           Mazda
DaimlerChrysler         Mitsubishi
Fiat                    Navistar
Ford                    Toyota
General Motors
Mitsubishi
PSA Peugeot Citroen
Renault
Scania
Volkswagen

     During 2004, our aftermarket customers were comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. These customers included such wholesalers and retailers as National Auto Parts Association (NAPA), Advance Auto Parts, Pep Boys and O'Reilly Automotive in North America and Temot, Kwik-Fit Europe and Auto Distribution International in Europe. We believe we have a balanced mix of aftermarket customers, with our top 10 aftermarket customers accounting for 34 percent of our total net aftermarket sales and only 8 percent of our total net sales for 2004.

     General Motors accounted for approximately 18 percent, 19 percent, and 20 percent of our net sales in 2004, 2003, and 2002, respectively, Ford accounted for approximately 12 percent, 14 percent and 13 percent of our net sales in 2004, 2003, and 2002, respectively, Volkswagen accounted for approximately 11 percent, 11 percent, and 10 percent of our net sales in 2004, 2003, and 2002, respectively and DaimlerChrysler accounted for approximately 8 percent, 9 percent, and 10 percent of our net sales in 2004, 2003, and 2002, respectively. No other customer accounted for more than 10 percent of our net sales for any of those years.

COMPETITION

     In North America, Europe and South America and Asia Pacific, we operate in highly competitive markets. Customer loyalty is a key element of competition in these markets and is developed through long-standing relationships, customer service, value-added products and timely delivery. Product pricing and services provided are other important competitive factors.

     In both the OE market and aftermarket, we compete with the vehicle manufacturers, some of which are also customers of ours, and numerous independent suppliers. In the OE market, we believe that we are among the top two suppliers in the world for both emission control and ride control products and systems. In the aftermarket, we believe that we are the market share leader in the supply of both emission control and ride control products in the markets we serve throughout the world.

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

     We supply our emission control offerings to over 26 vehicle-makers for use on over 145 vehicle models, including 6 of the top 10 passenger cars produced in North America and Western Europe and 6 of the top 10 light trucks produced in North America in 2004.

     In the aftermarket, we manufacture, market and distribute replacement mufflers for virtually all North American, European, and Asian makes of light vehicles under brand names including Quiet-Flow(R), TruFit(R) and Aluminox Pro(TM), in addition to offering a variety of other related products such as pipes and catalytic converters (Walker Perfection(R)). We also serve the specialty exhaust aftermarket, where our key offerings include Mega-Flow(TM) exhaust products for heavy-duty vehicle applications and DynoMax(R) high performance exhaust products. We continue to emphasize product value differentiation with other aftermarket brands such as Thrush(R) and Fonos(TM).

     The following table provides, for each of the years 2004 through 2002, information relating to our sales of emission control products and systems for certain geographic areas:

                                                                PERCENTAGE OF NET SALES
                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                2004      2003      2002
                                                                ----      ----      ----
UNITED STATES
  Aftermarket...............................................     18%       19%       20%
  OE market.................................................     82        81        80
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
FOREIGN SALES
  Aftermarket...............................................     11%       12%       13%
  OE market.................................................     89        88        87
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
TOTAL SALES BY GEOGRAPHIC AREA(A)
  United States.............................................     33%       36%       40%
  European Union............................................     45        42        40
  Canada....................................................      8        10        10
  Other areas...............................................     14        12        10
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===

---------------

(a) See Note 11 to the consolidated financial statements included under Item 8 for information about our foreign and domestic operations.

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

     We supply our ride control offerings to over 30 vehicle-makers for use on over 140 vehicle models, including 4 of the top 10 light truck models produced in North America for 2004. We also supply OE ride control products and systems to a range of heavy-duty and specialty vehicle manufacturers including Volvo Truck, Scania, International Truck and Engine (Navistar), PACCAR and E-Z Go Golf Car.

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

     The following table provides, for each of the years 2004 through 2002, information relating to our sales of ride control equipment for certain geographic areas:

                                                                PERCENTAGE OF NET SALES
                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                2004      2003      2002
                                                                ----      ----      ----
UNITED STATES
  Aftermarket...............................................     47%       43%       45%
  OE market.................................................     53        57        55
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
FOREIGN SALES
  Aftermarket...............................................     35%       41%       47%
  OE market.................................................     65        59        53
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===
TOTAL SALES BY GEOGRAPHIC AREA(A)
  United States.............................................     43%       47%       52%
  European Union............................................     34        32        27
  Canada....................................................      4         4         4
  Other areas...............................................     19        17        17
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===

---------------
(a) See Note 11 to the consolidated financial statements included under Item 8 for information about our foreign and domestic operations.

SALES, MARKETING AND DISTRIBUTION

     We have separate and distinct sales and marketing efforts for our OE and aftermarket businesses.

     For OE sales, our sales and marketing team is an integrated group of professionals, including skilled engineers and program managers that are organized by customer and product type (e.g., ride control and emission control). Our sales and marketing team provides the appropriate mix of operational and technical expertise needed to interface successfully with the OEMs. Our new business "capture process" involves working closely with the OEM platform engineering and purchasing team. Bidding on OE automotive platforms typically encompasses many months of engineering and business development activity. Throughout the process, our sales team, program managers and product engineers assist the OE customer in defining the project's technical and business requirements. A normal part of the process includes our engineering and sales personnel working on customers' integrated product teams, and assisting with the development of component/system specifications and test procedures. Given that the OE business involves long-term production contracts awarded on a platform-by-platform basis, our strategy is to leverage our engineering expertise and strong customer relationships to obtain platform awards and increase operating margins.

     For aftermarket sales and marketing, in North America our sales force is generally organized by customer and region and covers multiple product lines. Our sales forces in Europe and South America and Asia Pacific are generally organized by customer and cover both ride and emission control products. We sell aftermarket products through five primary channels of distribution: (1) the traditional three-step distribution system: full line warehouse distributors, jobbers and installers; (2) the specialty two-step distribution system: specialty warehouse distributors that carry only specified automotive product groups and installers; (3) direct sales to retailers; (4) direct sales to installer chains; and (5) direct sales to car dealers. Our aftermarket sales and marketing representatives cover all levels of the distribution channel, stimulating interest in our products and helping our products move through the distribution system. Also, to generate demand for our products from end-users, we run print and television advertisements and offer pricing promotions. We were one of the first parts manufacturers to offer business-to-business services to customers with TA-Direct, an on-line order entry and customer service tool. In addition, we maintain detailed web sites for each of the Walker(R), Monroe(R), Rancho(R) and DynoMax(R) brands and our heavy duty products.

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

     EMISSION CONTROL

     Our consolidated businesses operate nine emission control manufacturing facilities in the U.S. and 31 emission control manufacturing facilities outside of the U.S. We operate five of these international facilities through joint ventures in which we own a controlling interest. We also operate four additional manufacturing facilities outside of the U.S. through four joint ventures in which we hold a noncontrolling interest. We operate four emission control engineering and technical facilities worldwide and share two other such facilities with our ride control operations.

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

     In an effort to further improve our OE customer service and position ourselves as a Tier-1 OE systems supplier, we have been developing some of our emission control manufacturing operations into "just-in-time" or "JIT" systems. In this system, a JIT facility located close to our OE customer's manufacturing plant receives product components from both our manufacturing operations and independent suppliers, assembles and then ships products to the OEMs on an as-needed basis. To manage the JIT functions and material flow, we have advanced computerized material requirements planning systems linked with our customers' and supplier partners' resource management systems. We have two emission control JIT assembly facilities in the United States and 12 in the rest of the world, including three that are operated through non-controlled joint ventures.

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

     RIDE CONTROL

     Our consolidated businesses operate nine ride control manufacturing facilities in the U.S. and 22 ride control manufacturing facilities outside the U.S. We operate four of these international facilities through joint ventures in which we own a controlling interest. We operate seven engineering and technical facilities worldwide and share two other such facilities with Walker.

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

     As in the emission control business, in an effort to further improve our OE customer service and position us as a Tier 1 OE module supplier, we have been developing some of our manufacturing operations into JIT systems. We have two JIT ride control assembly facilities in the United States and four additional JIT ride control facilities in the rest of the world.

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

     Conventional shock absorbers and struts generally compromise either ride comfort or vehicle control. Our innovative grooved-tube, gas-charged shock absorbers and struts provide both ride comfort and vehicle control, resulting in improved handling, reduced vibration and a wider range of vehicle control. This technology can be found in our premium quality Sensa-Trac(R) shock absorbers. In late 1997, we further enhanced this technology by adding the SafeTech(TM) fluon banded piston, which improves shock absorber performance and durability. In 1999, we introduced the Monroe Reflex(R) shock absorber, which incorporates our Impact Sensor(TM) device. This technology permits the shock absorber to automatically switch in milliseconds between firm and soft compression damping when the vehicle encounters rough road conditions, thus maintaining better tire-to-road contact and improving handling and safety. We recently began supplying Volvo with an innovative computerized electronic suspension system, which features dampers developed by Tenneco and electronic valves designed by Ohlins Racing AB. The continuously controlled electronic suspension ("CES") ride control system is featured on Volvo's new S60R, V70R, and S80R (4C-2WD) passenger cars. In late 2004, we announced that CES will be offered as an option on the Audi A6 and the A6 Avant in the spring of 2005.

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

     We believe our commitment to quality control and sound management practices and policies is demonstrated by our successful participation in the International Standards Organization/Quality Management Systems certification process ("ISO/TS"). ISO/TS certifications are semi-annual or annual audits that certify that a company's facilities meet stringent quality and business systems requirements. Without TS or ISO certification, we would not be able to supply our products for the aftermarket or the OE market, respectively, either locally or globally. Of those manufacturing facilities where we have determined that TS certification is required to service our customers or would provide us with an advantage in securing additional business, 74 percent have achieved TS 16949:2002 certification. We plan to complete the certification of the remaining 26 percent of these plants by year end 2005. Of those manufacturing facilities where we have determined that ISO 9000 certification is required or would provide us with an advantage in securing additional business, 95 percent have achieved ISO 9000 certification and we are pursuing certification of the remaining five percent.

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

     LEVERAGE GLOBAL ENGINEERING AND ADVANCED SYSTEM CAPABILITIES

     We continue to focus on the development of highly engineered systems and complex assemblies and modules, which are designed to provide value-added solutions to customers and generally increase vehicle content and carry higher profit margins than individualized components. We have developed integrated, electronically linked global engineering and manufacturing facilities, which we believe help us to maintain our presence on top-selling vehicles. We have more than 10 years of experience in integrating systems and modules. In addition, our JIT and in-line sequencing manufacturing and distribution capabilities have enabled us to better respond to our customers needs. We operate 23 JIT facilities worldwide.

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

For example, our exclusive Kinetic(R) Dynamic Suspension System, a version of the Kinetic(R) Reversible Function Stabilizer Technology, is featured as an option on the 2004 Lexus GX470 sports utility vehicle through a licensing arrangement between us and Lexus.

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

     - DNX(TM) sport tunes cars with performance exhaust and adjustable suspension systems; and

     - In European markets, Walker(TM) and Aluminox Pro(TM) mufflers.

     We are capitalizing on our brand strength by incorporating newly acquired product lines within existing product families. We believe brand equity is a key asset in a time of customer consolidation and merging channels of distribution.

     Our plans to expand our aftermarket business are focused on four key marketing initiatives: new product introductions; building customer and industry awareness of the maintenance, performance and other benefits of ensuring that a vehicle's ride control systems are in good working condition; adding coverage to current brands; and extending our brands and aftermarket penetration to new product segments. For example, we are extending our line of car appearance products- which we introduced in 2004 under the DuPont(TM) brand pursuant to a development, manufacturing and sales agreement with DuPont- to include performance chemicals, fuel system cleaners and engine treatment products, and will introduce these products in 2005. In addition, Monroe(R) Quick Strut was test marketed in 2004 and introduced as a new product in early 2005. Quick Strut is a complete assembly that includes a Monroe Sensa-Trac(R) strut, spring, strut mount bearing plate, upper and lower spring isolators and upper spring seat. We launched a similar Monroe(R) coil springs product in Europe in the fourth quarter of 2004. We also launched the Monroe(R) 50,000 mile replacement campaign to help increase customer and industry awareness. The campaign is being advertised on billboards throughout the United States and Canada stating Monroe(R) recommends replacing your shocks and struts at 50,000 miles. We will continue to carry that message to consumers and trade in 2005, again utilizing billboards and ads in both trade and consumer magazines. In Europe, we launched our DNX(TM) performance product line during the fourth quarter of 2004. Customer shipments are expected to begin in the first quarter of 2005. We are exploring a number of opportunities to extend our existing well-known brands, such as Monroe(R), and our product line generally, to aftermarket product segments not previously served. For example, in 2004 we entered into a licensee agreement with Canadian Tire under which Canadian Tire is offering brake products under the Monroe(R) Brakes brand. This program has led to increased sales of our Monroe(R) shock absorbers. We believe that, when combined with our expansive customer service network, these initiatives will yield incremental aftermarket revenues.

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

     EXECUTE FOCUSED TRANSACTIONS

     In the past, we have been successful in identifying and capitalizing on strategic acquisitions and alliances to achieve growth. Through these acquisitions and alliances, we have (1) expanded our product portfolio; (2) realized incremental business with existing customers; (3) gained access to new customers; and (4) achieved leadership positions in new geographic markets.

     We have developed a strategic alliance with Futaba, a leading exhaust manufacturer in Japan that also includes a joint venture operation in Burnley, England. We also have an alliance with Tokico, a leading Japanese ride control manufacturer. These alliances help us grow our business with Japan-based OEMs by leveraging the geographical presence of each partner to serve Japan-based global platforms. We have established a presence in Thailand through a joint venture that supplies exhaust components for GMIsuzu. Our joint venture operations in Dalian and Shanghai, China have established us as one of the leading exhaust suppliers in the rapidly growing Chinese automotive market. We expanded our Chinese presence and, in early 2004, formed two new joint ventures in China. The first was with Eberspacher International GmbH to supply emission control products and systems for luxury cars produced by BMW and Audi in China, and the second was with Chengdu Lingchuan Mechanical Plant to supply emission control products and systems for various Ford platforms produced in China.

     In February 2005, we acquired substantially all the assets of Gabilan Manufacturing Inc., a manufacturer of exhaust systems for Harley-Davidson Motorcycles. The acquisition, our first in over five years, represents an example of our strategy to grow through niche opportunities.

     Where appropriate, we intend to continue to pursue strategic alliances, joint ventures, acquisitions and other transactions that complement or enhance our existing products, technology, systems development efforts, customer base and/or domestic or international presence. We strive to align with strong local partners to help us further develop our leadership in systems integration and to penetrate international markets. In addition, we align with companies that have proven products, proprietary technology, research capabilities and/or market penetration to help us achieve further leadership in product offerings, customer relationships, and systems integration and overall presence.

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

     IMPROVE EFFICIENCY AND REDUCE COSTS

     We are a process-oriented company and have implemented and are continuing to implement several programs designed to improve efficiency and reduce costs, including:

     - We are successfully completing a workforce reduction which will eliminate up to 250 salaried positions worldwide. The majority of the eliminated positions are at the middle and senior management levels. As of December 31, 2004, we have incurred $21 million in severance costs. We anticipate incurring the remaining $3 million to $5 million of costs associated with this action by April of 2005. Of the total $21 million in severance costs incurred to date, $5 million represents cash payments with the remainder accrued in other short-term liabilities.

     - We have successfully completed Project Genesis, our primary initiative for improving global manufacturing and distribution efficiency. Since launching Project Genesis in December 2001, we have reduced excess manufacturing capacity and costs. We have closed eight facilities and improved workflow at 20 plants worldwide.

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

     - We are using Economic Value Added ("EVA(R)(1)"), a financial tool that more effectively measures how efficiently we employ our capital resources, and have linked the successful application of this management discipline to our incentive compensation program.

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

     REDUCE BORROWINGS AND IMPROVE CASH FLOW

     We are focused on a core set of goals designed to reduce borrowings and improve cash flow: (i) keeping selling, general and administrative expenses plus engineering, research and development costs ("SGA&E") level as a percentage of sales, while continuing to invest in sales and engineering; (ii) extracting significant cash flow from working capital initiatives; (iii) offsetting to the greatest extent possible pressures on overall gross margins in a challenging economic environment; and (iv) strengthening existing customer relationships and winning new long-term OE business.

ENVIRONMENTAL MATTERS

     We estimate that we and our subsidiaries will make capital expenditures for environmental matters of approximately $7 million in 2005 and approximately $2 million in 2006.

     For additional information regarding environmental matters, see Item 3, "Legal Proceedings," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental and Other Matters," and
Note 12 to the financial statements of Tenneco Automotive Inc. and Consolidated Subsidiaries included under Item 8.

---------------

     (1)EVA is a registered trademark of Stern Stewart & Co.

EMPLOYEES

     As of December 31, 2004, we had approximately 18,400 employees, approximately 55 percent are covered by collective bargaining agreements. Approximately 25 percent of our employees that are covered by collective bargaining agreements are also governed by European works councils. Several of our existing labor agreements in the United States and Mexico are scheduled for renegotiation in 2005, in addition to the seven agreements expiring in Europe covering plants in the Czech Republic, France, Spain, Belgium, Portugal, and the United Kingdom.

OTHER

     The principal raw material utilized by us is steel. We obtain steel from a number of sources pursuant to various contractual and other arrangements. We believe that an adequate supply of steel can presently be obtained from a number of different domestic and foreign suppliers. However, Tenneco Automotive is actively addressing higher steels costs which are expected to continue through 2005. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook" included in Item 7.

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

     Walker's consolidated businesses operate nine manufacturing facilities in the U.S. and 31 manufacturing facilities outside of the U.S., operate four engineering and technical facilities worldwide and share two other such facilities with Monroe. Fourteen of these manufacturing plants are JIT facilities. Walker operates four additional manufacturing facilities outside of the U.S. through four non-controlled joint ventures, three of which are JIT facilities.

     Monroe's consolidated businesses operate nine manufacturing facilities in the U.S. and 22 manufacturing facilities outside the U.S., operate seven engineering and technical facilities worldwide and share two other such facilities with Walker. Six of these manufacturing plants are JIT facilities.

     The above-described manufacturing locations outside of the U.S. are located in Canada, Mexico, Belgium, Spain, the United Kingdom, the Czech Republic, South Africa, France, Sweden, Germany, Poland, Portugal, Argentina, Brazil, Australia, New Zealand, China, Thailand, Russia and India. We also have sales offices located in Australia, Argentina, Brazil, Canada, India, Italy, Japan, Poland, Russia, and Singapore. In 2005, we have plans to add a sales office in China.

     We own approximately one half of the properties described above and lease the other half. We hold 11 of the above-described international manufacturing facilities through nine joint ventures in which we own a controlling interest. In addition, we hold four others through four joint ventures in which we own a non-controlling interest. We also have distribution facilities at our manufacturing sites and at a few offsite locations, substantially all of which we lease.

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

ITEM 3. LEGAL PROCEEDINGS.

     As of December 31, 2004, we are designated as a potentially responsible party in one Superfund site. We have estimated our share of the remediation costs for this site to be less than $1 million in the aggregate. In addition to the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $11 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     From time to time we are subject to product warranty claims whereby we are required to bear costs of repair or replacement of certain of our products. Warranty claims may range from individual customer claims to full recalls of all products in the field. See Note 12 to our consolidated financial statements included under Item 8 for information regarding our warranty reserves.

     We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. As an example, we are involved in litigation with the minority owner of one of our Indian joint ventures over various operational issues that involves a court-mandate bidding process. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the vote of security holders during the fourth quarter of 2004.

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following provides information concerning the persons who serve as our executive officers as of March 1, 2005. For periods prior to November 4, 1999, the date of the 1999 Pactiv spin-off, references to service to "us" or "our company" reflect services to Old Tenneco's automotive operations.

              NAME (AND AGE AT
             DECEMBER 31, 2004)                                 OFFICES HELD
             ------------------                 ---------------------------------------------
Mark P. Frissora (49)........................   Chairman of the Board of Directors, Chief
                                                Executive Officer and President
Timothy R. Donovan (49)......................   Executive Vice President and General Counsel
                                                & Managing Director -- Asia Pacific and
                                                Director
Hari N. Nair (44)............................   Executive Vice President and Managing
                                                Director -- Europe and South America
Richard P. Schneider (57)....................   Senior Vice President -- Global
                                                Administration
Brent J. Bauer (49)..........................   Senior Vice President and General Manager --
                                                North American Original Equipment Emission
                                                Control
Kenneth R. Trammell (44).....................   Senior Vice President and Chief Financial
                                                Officer
Timothy E. Jackson (47)......................   Senior Vice President -- Manufacturing,
                                                Engineering, and Global Technology
Paul Schultz (54)............................   Senior Vice President -- Global Supply Chain
                                                Management
Neal Yanos (43)..............................   Senior Vice President and General Manager --
                                                North American Original Equipment Ride
                                                Control and North American Aftermarket
James A. Perkins, Jr. (42)...................   Vice President and Controller

     MARK P. FRISSORA -- Mr. Frissora became our Chief Executive Officer in connection with the 1999 Spin-off and has been serving as President of the automotive operations since April 1999. In March 2000, he was also named our Chairman of the Board of Directors. From 1996 to April 1999, he held various positions within our automotive operations, including Senior Vice President and General Manager of the worldwide original equipment business. Mr. Frissora joined our company in 1996 from AeroquipVickers Corporation, where he served since 1991 as a Vice President. In the 15 years prior to joining AeroquipVickers, he served 10 years with General Electric and five years with Philips Lighting Company in management roles focusing on product development and marketing. He is a member of The Business Roundtable and the World Economic Forum's Automotive Board of Governors. He is also a director of NCR Corporation, where he serves on its Compensation Committee, and the FMC Corporation, where he serves on its Audit Committee. Mr. Frissora became a director of our company in 1999.

     TIMOTHY R. DONOVAN -- Mr. Donovan was named Managing Director of our International Group in May 2001 with responsibility for all operations in Asia and South America, as well as our Japanese OE business worldwide. In October 2004, he was named Managing Director -- Asia Pacific, with responsibility for Australia, Asia, New Zealand and our Japanese OE business. He was named Senior Vice President and General Counsel of our company in August 1999. He was promoted to Executive Vice President in December 2001. Mr. Donovan also is in charge of our worldwide Environmental, Health and Safety Program. Prior to joining us, Mr. Donovan was a partner in the law firm of Jenner & Block from 1989, and at the time of his resignation in September 1999 was serving as the Chairman of its Corporate and Securities Department and as a member of its Executive Committee. He is also a director of John B. Sanfilippo & Son, Inc., where he is a member of its Compensation Committee and is the Chairman of its Audit Committee. On March 9, 2004, Mr. Donovan was elected to our company's Board of Directors.

     HARI N. NAIR -- Mr. Nair was named our Executive Vice President and Managing Director -- Europe effective June 2001. Previously he was Senior Vice President and Managing Director -- International. Prior to December 2000, Mr. Nair was the Vice President and Managing Director -- Emerging Markets.

Previously, Mr. Nair was the Managing Director for Tenneco Automotive Asia, based in Singapore and responsible for all operations and development projects in Asia. He began his career with the former Tenneco Inc. in 1987, holding various positions in strategic planning, marketing, business development, quality and finance. Prior to joining Tenneco, Mr. Nair was a senior financial analyst at General Motors Corp. focusing on European operations.

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

     BRENT J. BAUER -- Mr. Bauer joined the former Tenneco Automotive in August 1996 as a Plant Manager and was named Vice President and General
Manager -- European Original Equipment Emission Control in September 1999. Mr. Bauer was named Vice President and General Manager -- European and North American Original Equipment Emission Control in July 2001. Currently, Mr. Bauer serves as the Senior Vice President and General Manager -- North American Original Equipment Emission Control. Prior to joining Tenneco, he was employed at AeroquipVickers Corporation for 10 years in positions of increasing responsibility serving most recently as Director of Operations.

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

     TIMOTHY E. JACKSON -- Mr. Jackson joined us as Senior Vice President and General Manager -- North American Original Equipment and Worldwide Program Management in June 1999. He served in this position until August 2000, at which time he was named Senior Vice President -- Global Technology. Currently, Mr. Jackson serves as the Senior Vice President -- Manufacturing, Engineering, and Global Technology. Mr. Jackson joined us from ITT Industries where he was President of that company's Fluid Handling Systems Division. With over 20 years of management experience, 14 within the automotive industry, he was also Chief Executive Officer for HiSAN, a joint venture between ITT Industries and Sanoh Industrial Company. Mr. Jackson has also served in senior management positions at BF Goodrich Aerospace and General Motors Corporation.

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

     NEAL YANOS -- Mr. Yanos was named our Senior Vice President and General Manager -- North American Original Equipment Ride Control and North American Aftermarket on May 8, 2003. He joined our Monroe ride control division as a process engineer in 1988 and since that time has served in a broad range of assignments including product engineering, strategic planning, business development, finance, program management and marketing, including Director of our North American original equipment GM/VW business unit and most recently as our Vice President and General Manager -- North American Original Equipment Ride Control from December 2000. Before joining our company, Mr. Yanos was employed in various engineering positions by Sheller Globe Inc. (now part of Lear Corporation) from 1985 to 1988.

     JAMES A. PERKINS, JR. -- Mr. Perkins joined us as Vice President and Controller in February of 2004. Prior to joining the company, Mr. Perkins spent 15 years with General Electric in various management positions in acquisitions integration, finance and corporate audit. Most recently, from 2001 to 2003, he was Director, Commercial Operations for GE Medical Systems Information Technology, a provider of products and services for the medical industry. Prior to that, he served as Chief Financial Officer and Vice President for GE-Fanuc Corporation from 1999 to 2000 (manufacturing related products) and for GE-Medical Systems Ultrasound from 1998 to 1999 (medical-related devices and services).

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES.

     Our outstanding shares of common stock, par value $.01 per share, are listed on the New York, Chicago, Pacific and London Stock Exchanges. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on the New York Stock Exchange Composite Transactions Tape.

                                                               SALES PRICES
                                                              ---------------
QUARTER                                                        HIGH     LOW
-------                                                       ------   ------
2004
  1st.......................................................  $14.88   $ 6.73
  2nd.......................................................   15.34    10.09
  3rd.......................................................   14.51    11.95
  4th.......................................................   17.49    10.93
2003
  1st.......................................................  $ 4.32   $ 2.01
  2nd.......................................................    4.65     2.25
  3rd.......................................................    7.45     3.61
  4th.......................................................    7.32     4.66

     As of February 22, 2005, there were approximately 34,355 holders of record of our common stock, including brokers and other nominees.

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

ITEM 6. SELECTED FINANCIAL DATA.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                    YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
                                                2004(A)       2003(A)       2002(A)       2001(A)       2000(A)
                                                -------       -------       -------       -------       -------
                                                         (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENTS OF INCOME (LOSS) DATA:
  Net sales and operating revenues --
    North America..........................    $    1,966    $    1,887    $    1,906    $    1,799    $    1,956
    Europe and South America...............         1,922         1,595         1,354         1,431         1,433
    Asia Pacific...........................           399           338           249           186           195
    Intergroup sales.......................           (74)          (54)          (50)          (52)          (56)
                                               ----------    ----------    ----------    ----------    ----------
                                               $    4,213    $    3,766    $    3,459    $    3,364    $    3,528
                                               ==========    ==========    ==========    ==========    ==========
  Income before interest expense, income
    taxes, and minority interest --
    North America..........................    $      130    $      131    $      129    $       52    $       64
    Europe and South America...............            22            23            24            23            37
    Asia Pacific...........................            19            22            16            17            19
                                               ----------    ----------    ----------    ----------    ----------
         Total.............................           171           176           169            92           120
Interest expense (net of interest
  capitalized)(b)..........................           179           149           141           170           188
Income tax expense (benefit)(b)............           (25)           (6)           (7)           51           (28)
Minority interest..........................             4             6             4             1             2
                                               ----------    ----------    ----------    ----------    ----------
Income (loss) before cumulative effect of
  change in accounting principle...........            13            27            31          (130)          (42)
Cumulative effect of change in accounting
  principle, net of income tax(c)..........            --            --          (218)           --            --
                                               ----------    ----------    ----------    ----------    ----------
Net income (loss)..........................    $       13    $       27    $     (187)   $     (130)   $      (42)
                                               ==========    ==========    ==========    ==========    ==========
Average number of shares of common stock
  outstanding
  Basic....................................    41,534,810    40,426,136    39,795,481    37,779,837    34,735,766
  Diluted..................................    44,180,460    41,767,959    41,667,815    38,001,248    34,906,825
Earnings (loss) per average share of common
  stock --
  Basic:
    Before cumulative effect of change in
      accounting principle.................    $     0.33    $     0.67    $     0.78    $    (3.43)   $    (1.20)
    Cumulative effect of change in
      accounting principle(c)..............            --            --         (5.48)           --            --
                                               ----------    ----------    ----------    ----------    ----------
                                               $     0.33    $     0.67    $    (4.70)   $    (3.43)   $    (1.20)
                                               ==========    ==========    ==========    ==========    ==========
  Diluted:
    Before cumulative effect of change in
      accounting principle.................    $     0.31    $     0.65    $     0.74    $    (3.43)   $    (1.20)
    Cumulative effect of change in
      accounting principle(c)..............            --            --         (5.48)           --            --
                                               ----------    ----------    ----------    ----------    ----------
                                               $     0.31    $     0.65    $    (4.74)   $    (3.43)   $    (1.20)
                                               ==========    ==========    ==========    ==========    ==========
Cash dividends per common share............    $       --    $       --    $       --    $       --    $     0.20

                                                                    YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
                                                2004(A)       2003(A)       2002(A)       2001(A)       2000(A)
                                                -------       -------       -------       -------       -------
                                                          (MILLIONS EXCEPT RATIO AND PERCENT AMOUNTS)
BALANCE SHEET DATA:
  Total assets.............................    $    3,110    $    2,845    $    2,557    $    2,698    $    2,937
  Short-term debt..........................            19            20           228           191            92
  Long-term debt...........................         1,401         1,410         1,217         1,324         1,435
  Minority interest........................            24            23            19            15            14
  Shareholders' equity.....................           150            58           (94)           74           330
STATEMENT OF CASH FLOWS DATA:
  Net cash provided by operating
    activities.............................    $      200    $      281    $      188    $      141    $      234
  Net cash used by investing activities....          (116)         (127)         (107)         (126)         (157)
  Net cash provided (used) by financing
    activities.............................           (12)          (49)          (73)            3          (123)
  Capital expenditures.....................           130           130           138           127           146
OTHER DATA:
  EBITDA(d)................................    $      348    $      339    $      313    $      245    $      271
  Ratio of EBITDA to interest expense......          1.94          2.28          2.22          1.44          1.44
  Ratio of total debt to EBITDA............          4.08          4.22          4.62          6.18          5.63
  Ratio of earnings to fixed charges(e)....          0.95          1.16          1.17          0.56          0.63
  Working capital as a percent of
    sales(f)...............................           0.9%          2.1%          3.6%          6.0%         10.1%

---------------

NOTE: Our financial statements for the three years ended December 31, 2004, which are discussed in the following notes, are included in this Form 10-K under
Item 8.

(a) For a discussion of the significant items affecting comparability of the financial information for the years ended 2004, 2003, and 2002, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have reduced revenues for 2000 by $21 million, to reflect the reclassification of certain sales incentives that were previously shown in selling, general and administrative expense. For all years presented, we have also reclassed tax related contingency reserves between deferred tax liability and other noncurrent liabilities. This reclass resulted in an additional reclass between noncurrent liabilities and noncurrent assets for reporting purposes. In October 2004, we announced a change in the structure of our organization which changed our reportable segments. The European segment now includes South American operations. While this has no impact on our consolidated results, it changes our segment results.

(b) In accordance with Statement of Financial Accounting Standards ("SFAS") No. 145, the losses on prepayments of debt in 2000 of $2 million were reclassified to interest expense.

(c) In 2002, we adopted SFAS No. 142 which changed the accounting for purchased goodwill from an amortization method to an impairment-only approach. You should also read the notes to the financial statements of Tenneco Automotive Inc. and Consolidated Subsidiaries, appearing in Item 8, for additional information.

(d) EBITDA represents income before extraordinary item, cumulative effect of change in accounting principle, interest expense, income taxes, minority interest and depreciation and amortization. EBITDA is not a calculation based upon generally accepted accounting principles. The amounts included in the EBITDA calculation, however, are derived from amounts included in the historical statements of income data. In addition, EBITDA should not be considered as an alternative to net income or operating income as an indicator of our operating performance, or as an alternative to operating cash flows as a measure of liquidity. We have reported EBITDA because we regularly review EBITDA as a measure of our company's performance. In addition, we believe our debt holders utilize and analyze our EBITDA for similar purposes. We also believe EBITDA assists investors in comparing a company's performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon many factors. However, the EBITDA measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation. EBITDA is derived from the statements of income (loss) as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                  ----------------------------------
                                                  2004   2003   2002    2001    2000
                                                  ----   ----   -----   -----   ----
                                                              (MILLIONS)
Net income (loss)...............................  $ 13   $ 27   $(187)  $(130)  $(42)
Cumulative effect of change in accounting
  principle, net of income tax..................    --     --     218      --     --
Minority interest...............................     4      6       4       1      2
Income tax expense (benefit)....................   (25)    (6)     (7)     51    (28)
Interest expense, net of interest capitalized...   179    149     141     170    188
Depreciation and amortization of other
  intangibles...................................   177    163     144     153    151
                                                  ----   ----   -----   -----   ----
Total EBITDA....................................  $348   $339   $ 313   $ 245   $271
                                                  ====   ====   =====   =====   ====

(e) For purposes of computing this ratio, earnings generally consist of income before income taxes and fixed charges excluding capitalized interest. Fixed charges consist of interest expense, the portion of rental expense considered representative of the interest factor and capitalized interest. For the years ended December 31, 2004, 2001 and 2000 earnings were insufficient by $9 million, $80 million and $76 million, respectively, to cover fixed charges. See Exhibit 12 to this Form 10-K for the calculation of this ratio.

(f) For purposes of computing working capital as a percentage of sales, we exclude cash and the current portion of long term debt from the calculation. We exclude these items because we manage our working capital activity through cash and short term debt. To include these items in the calculation would distort actual working capital changes. Our calculation of working capital as a percentage of sales is as follows:

                                                     YEARS ENDED DECEMBER 31,
                                            ------------------------------------------
                                             2004     2003     2002     2001     2000
                                            ------   ------   ------   ------   ------
                                                    (DOLLAR AMOUNT IN MILLIONS
                                                    EXCEPT PERCENTAGE AMOUNTS)
Current Assets:
  Receivables -- Customer notes and
     accounts,
     net..................................  $  458   $  427   $  394   $  380   $  457
  Receivables -- Other....................      30       15       15       15       30
  Inventories.............................     382      343      352      326      422
  Deferred income taxes...................      70       63       56       66       76
  Prepayments and other...................     124      104       95      101       89
                                            ------   ------   ------   ------   ------
                                            $1,064   $  952   $  912   $  888   $1,074
Current Liabilities:
  Trade payables..........................  $  696   $  621   $  505   $  401   $  464
  Accrued taxes...........................      24       19       40       35       16
  Accrued interest........................      35       42       23       25       35
  Accrued liabilities.....................     226      162      172      148      134
  Other accruals..........................      47       29       48       76       68
                                            ------   ------   ------   ------   ------
                                            $1,028   $  873   $  788   $  685   $  717
Working Capital (Current assets less
  current liabilities)....................  $   36   $   79   $  124   $  203   $  357
Sales.....................................  $4,213   $3,766   $3,459   $3,364   $3,528
Working capital as a percent of sales.....     0.9%     2.1%     3.6%     6.0%    10.1%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     As you read the following review of our financial condition and results of operations, you should also read our financial statements and related notes beginning on page 65.

EXECUTIVE SUMMARY

     We are one of the world's leading manufacturers of automotive emission control and ride control products and systems. We serve both original equipment vehicle manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe(R), Rancho(R), Clevite(R) Elastomers and Fric Rot(TM) ride control products and Walker(R), Fonos(TM), and Gillet(TM) emission control products. Worldwide we serve more than 30 different original equipment manufacturers, and our products or systems are included on six of the top 10 passenger car models produced in North American and Western Europe and all of the top 10 light truck models produced in North America for 2004. During 2004, our aftermarket customers were comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. We operate more than 70 manufacturing facilities worldwide and employ more than 18,400 people to service our customer's demands.

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

     We have a substantial amount of indebtedness, with total debt, net of cash balances, of $1.206 billion as of December 31, 2004. Our ability to generate cash -- both to fund operations and service our debt -- is also a significant area of focus for our company. See "Liquidity and Capital Resources" below for further discussion of cash flows.

     Total revenues for 2004 were more than $4.2 billion, an 11.9 percent increase over 2003. Higher OE volumes combined with favorable platform mix and strengthening currencies drove the majority of this increase. Gross margin for 2004 was 20.0 percent of revenues compared to 20.5 percent of revenues for 2003. Strong growth in the global OE business outpaced the improvement in the higher gross margin aftermarket. This shift in business mix coupled with increasing steel costs and restructuring activities more than offset the benefits being achieved through Lean Manufacturing, Six Sigma and ongoing restructuring initiatives. We reported selling, general, administrative and engineering expenses for 2004 of 11.7 percent of revenues, as compared to 11.4 percent of revenues for 2003. This increase was driven by the impact of higher revenues being more than offset by higher aftermarket new-customer changeover costs, restructuring and costs we paid in 2004 for stock appreciation rights granted to a consultant in 2000 for assisting us in implementing a compensation program based on Economic Value Added. Earnings before interest expense, income taxes and minority interest ("EBIT") was $171 million for 2004, down from the $176 million reported in 2003. The decrease was largely driven by stronger operating performance being more than offset by increasing steel prices and charges for restructuring and restructuring related activities, new aftermarket customer changeover costs and the consulting fees indexed to the stock price. Earnings per diluted share were $0.31 in 2004, compared to $0.65 per diluted share in 2003. See below for a more detailed discussion of operating performances for the last three years.

     In October 2004, we announced a change in the structure of our organization that impacts our reportable segments. The European segment now includes South American operations. In addition, Asia Pacific is a new reportable segment that includes Asian and Australian operations. The change in segment reporting has been reflected in this management discussion and analysis for years ended December 31, 2004 and prior.

     In February 2005, we announced the acquisition of substantially all the exhaust assets of Gabilan Manufacturing, Inc., a privately held company that has developed and manufactured motorcycle exhaust systems for Harley-Davidson motorcycles since 1978. The company also produces aftermarket muffler kits for Harley-Davidson. We purchased Gabilan's assets for $10 million in cash and expect the acquisition to be accretive within the first year. Gabilan generated approximately $38 million in revenue in 2004.

YEARS 2004 AND 2003

  NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the years of 2004 and 2003. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. Additionally, "pass-through" catalytic converter sales include precious metals pricing, which may be volatile. These "pass-through" catalytic converter sales occur when, at the direction of our OE customers, we purchase catalytic converters or components from suppliers, use them in our manufacturing process, and sell them as part of the completed system. While our original equipment customers assume the risk of this volatility, it impacts our reported revenue. Excluding pass-through catalytic converter sales removes this impact. We have not reflected any currency impact in the 2003 table since this is the base period for measuring the effects of currency during 2004 on our operations. We use this information to analyze the trend in our revenues before these factors. We believe investors find this information useful in understanding period to period comparisons in our revenues.

                                                  YEAR ENDED DECEMBER 31, 2004
                                  -------------------------------------------------------------
                                                                    PASS-THROUGH     REVENUES
                                                                       SALES        EXCLUDING
                                                        REVENUES     EXCLUDING     CURRENCY AND
                                             CURRENCY   EXCLUDING     CURRENCY     PASS-THROUGH
                                  REVENUES    IMPACT    CURRENCY       IMPACT         SALES
                                  --------   --------   ---------   ------------   ------------
                                                           (MILLIONS)
North America Aftermarket
  Ride Control..................   $  342      $ --      $  342         $ --          $  342
  Emission Control..............      161        --         161           --             161
                                   ------      ----      ------         ----          ------
     Total North America
       Aftermarket..............      503        --         503           --             503
North America Original Equipment
  Ride Control..................      455        --         455           --             455
  Emission Control..............    1,001         9         992          320             672
                                   ------      ----      ------         ----          ------
     Total North America
       Original Equipment.......    1,456         9       1,447          320           1,127
       Total North America......    1,959         9       1,950          320           1,630
Europe Aftermarket
  Ride Control..................      169        12         157           --             157
  Emission Control..............      190        16         174           --             174
                                   ------      ----      ------         ----          ------
     Total Europe
       Aftermarket..............      359        28         331           --             331
Europe Original Equipment
  Ride Control..................      356        33         323           --             323
  Emission Control..............    1,005        76         929          321             608
                                   ------      ----      ------         ----          ------
     Total Europe Original
       Equipment................    1,361       109       1,252          321             931
South America...................      153         4         149           15             134
       Total Europe & South
          America...............    1,873       141       1,732          336           1,396
Asia............................      176         1         175           54             121
Australia.......................      205        23         182           16             166
                                   ------      ----      ------         ----          ------
       Total Asia Pacific.......      381        24         357           70             287
                                   ------      ----      ------         ----          ------
Total Tenneco Automotive........   $4,213      $174      $4,039         $726          $3,313
                                   ======      ====      ======         ====          ======

                                                  YEAR ENDED DECEMBER 31, 2003
                                  -------------------------------------------------------------
                                                                    PASS-THROUGH     REVENUES
                                                                       SALES        EXCLUDING
                                                        REVENUES     EXCLUDING     CURRENCY AND
                                             CURRENCY   EXCLUDING     CURRENCY     PASS-THROUGH
                                  REVENUES    IMPACT    CURRENCY       IMPACT         SALES
                                  --------   --------   ---------   ------------   ------------
                                                           (MILLIONS)
North America Aftermarket
  Ride Control..................   $  303     $  --      $  303         $ --          $  303
  Emission Control..............      163        --         163           --             163
                                   ------     -----      ------         ----          ------
       Total North America
          Aftermarket...........      466        --         466           --             466
North America Original Equipment
  Ride Control..................      442        --         442           --             442
  Emission Control..............      972        --         972          306             666
                                   ------     -----      ------         ----          ------
       Total North America
          Original Equipment....    1,414        --       1,414          306           1,108
          Total North America...    1,880        --       1,880          306           1,574
Europe Aftermarket
  Ride Control..................      170        --         170           --             170
  Emission Control..............      176        --         176           --             176
                                   ------     -----      ------         ----          ------
       Total Europe
          Aftermarket...........      346        --         346           --             346
Europe Original Equipment
  Ride Control..................      265        --         265           --             265
  Emission Control..............      832        --         832          263             569
                                   ------     -----      ------         ----          ------
       Total Europe Original
          Equipment.............    1,097        --       1,097          263             834
South America...................      119        --         119           12             107
          Total Europe & South
            America.............    1,562        --       1,562          275           1,287
Asia............................      161        --         161           57             104
Australia.......................      163        --         163           15             148
                                   ------     -----      ------         ----          ------
          Total Asia Pacific....      324        --         324           72             252
                                   ------     -----      ------         ----          ------
Total Tenneco Automotive........   $3,766     $  --      $3,766         $653          $3,113
                                   ======     =====      ======         ====          ======

     Revenues from our North American operations increased $79 million in 2004 compared to the same period last year reflecting higher sales from both OE and aftermarket businesses. Total North American OE revenues increased three percent to $1,456 million in 2004. OE emission control revenues were up three percent to $1,001 million from $972 million in the prior year. Pass-through emission control sales increased five percent to $320 million in 2004. Adjusted for pass-through sales and currency, OE emission control sales were up one percent from the prior year. OE ride control revenues for 2004 increased three percent from the prior year driven primarily by higher sales to heavy-duty vehicle manufacturers. Total OE revenues, excluding pass-through sales and currency, increased two percent in 2004, while North American light vehicle production decreased approximately one percent from a year ago. We experienced this improvement despite the build rate decline primarily due to new product launches and our strong position on top-selling platforms with General Motors, Ford, DaimlerChrysler, Toyota, Honda and Nissan, as well as the higher heavy-duty volumes. Aftermarket revenues for North America were $503 million in 2004, representing an increase of eight percent compared to the same period in the prior year. Aftermarket ride control revenues increased $39 million or 13 percent in 2004, primarily due to orders from new customers, higher sales of premium priced products and, to a lesser degree, sales of our DuPont(TM)-branded car care appearance products launched earlier in 2004. For the last several years, revenues in the aftermarket emission control business have been declining due to the OE's use of stainless steel, which reduces aftermarket replacement rates. Aftermarket emission control revenues declined one percent from 2003 to 2004 compared to a nine percent decline from 2002 to 2003, reflecting sales stabilization in this business.

     Our European and South American segment's revenues increased $311 million or 20 percent in 2004 compared to last year. Total Europe OE revenues were $1,361 million, up 24 percent from last year. OE emission control revenues increased 21 percent to $1,005 million from $832 million in the prior year. Excluding a $58 million increase in pass-through sales and a $76 million increase due to strengthening currency, OE emission control revenues increased seven percent over 2003. This increase was greater than the change in European production, estimated to have increased about one percent from prior year levels. Our increase was greater than the market as a result of strong volumes on existing platforms as well as the ramp up of new product launches from BMW, PSA, Porsche and General Motors. OE ride control revenues increased by $91 million in 2004, up 34 percent from $265 million a year ago. Excluding a $33 million benefit from currency appreciation, OE ride control revenues increased 22 percent. We experienced this revenue increase despite the relatively flat European build rate due to stronger sales on new and existing platforms with Volkswagen, Ford and Renault. European aftermarket sales were $359 million in 2004 compared to $346 million last year. Excluding $28 million attributable to currency appreciation, European aftermarket revenues declined four percent in 2004 compared to last year. Ride control aftermarket revenues, excluding the impact of currency, were down eight percent compared to the prior year, reflecting heightened competition, a softer market environment in Spain, and weaker exports worldwide due to the strengthening of the euro. Aftermarket emission control revenues were down one percent from prior year excluding the benefits of currency. New customers and market share gains helped to partially offset significant market declines relating to now standard use of longer lasting stainless steel by OE manufacturers. South American revenues, excluding the benefits of currency appreciation, were up 25 percent to $149 million compared to last year. Higher OE volumes and pass-through sales as well as improved product mix and pricing drove this increase.

     Revenues from our Asia Pacific segment, which includes Australia and Asia, increased $57 million to $381 million in 2004, as compared to $324 million in the prior year. Excluding $1 million from currency appreciation, higher OE volumes drove increased revenues of $14 million at our Asian operations in 2004 compared to last year. In Australia, strong OE volumes and strengthening currency increased revenues in 2004 by 26 percent. Excluding the impact of currency and pass-through sales, Australian revenues increased 12 percent.

 EBIT

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2004    2003    CHANGE
                                                              -----   -----   ------
                                                                    (MILLIONS)
North America...............................................  $130    $131     $(1)
Europe & South America......................................    22      23      (1)
Asia Pacific................................................    19      22      (3)
                                                              ----    ----     ---
                                                              $171    $176     $(5)
                                                              ====    ====     ===

     The EBIT results shown in the preceding table include the following items, discussed below under "Restructuring and Other Charges" and "Liquidity and Capital Resources -- Capitalization", which have an effect on the comparability of EBIT results between periods:

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
                                                               (MILLIONS)
North America
  Restructuring and restructuring-related expenses..........   $11     $ 4
  Changeover costs for a major new aftermarket customer.....     8      --
  Consulting fees indexed to stock price....................     2      --
Europe & South America
  Restructuring and restructuring-related expenses..........    26       4
  Consulting fees indexed to stock price....................     1      --
Asia Pacific
  Restructuring and restructuring-related expenses..........     3      --
  Consulting fees indexed to stock price....................     1      --

     EBIT for North American operations decreased to $130 million in 2004 from $131 million one year ago. Higher OE ride and emission control volumes increased EBIT by $11 million and $8 million respectively. These increases were more than offset by higher material costs of $16 million, price concessions and higher manufacturing and selling, general and administrative costs. Higher North American aftermarket ride control volumes increased EBIT by $23 million with price and mix improvements adding another $4 million to EBIT. These increases were partially offset by higher material costs of $4 million and higher selling, general and administrative costs including changeover, promotion and advertising expenses. Included in North America's 2004 EBIT were $11 million in restructuring and restructuring-related expenses, $8 million in changeover costs and $2 million in consulting fees indexed to the stock price. Included in 2003's EBIT were $4 million in restructuring and restructuring-related expenses.

     Our European and South American segment's EBIT was $22 million for 2004, down $1 million from $23 million in 2003. Higher European OE volumes from both product lines contributed $18 million to EBIT during 2004. Increased manufacturing efficiencies and currency appreciation added $7 million and $5 million, respectively to EBIT. These increases were offset by material cost increases of $3 million, price concessions, and higher selling, general and administration costs. Lower Europe aftermarket volumes reduced EBIT by $9 million, but were partially offset by customer pricing actions. In South America favorable volume and pricing actions added $8 million to EBIT. These increases in EBIT were partially offset by higher material costs of $2 million and higher selling, general and administration costs. Included in 2004's EBIT were $26 million in restructuring and restructuring-related expenses and $1 million in consulting fees indexed to the stock price. For the same period last year, EBIT included $4 million in restructuring-related expenses.

     EBIT for our Asia Pacific segment, which includes Asia and Australia, decreased $3 million to $19 million in 2004 compared to $22 million one year ago. Higher OE volumes provided $5 million of additional EBIT in 2004 compared to prior year. Additionally, favorable currency exchange rates in Australia increased EBIT by $3 million. These increases were more than offset by price concessions, restructuring and higher selling, general and administration costs. Included in Asia Pacific's 2004 EBIT were $3 million in restructuring and restructuring-related expenses and $1 million in consulting fees indexed to the stock price.

  EBIT AS A PERCENTAGE OF REVENUE

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
North America...............................................   7%      7%
Europe & South America......................................   1%      1%
Asia Pacific................................................   5%      7%
  Total Tenneco Automotive..................................   4%      5%

     In North America, EBIT as a percentage of revenue for 2004 remained at prior year levels. Higher OE and aftermarket volumes were offset by higher material, restructuring and selling, general and administrative costs. In Europe and South America, EBIT margins for 2004 were also unchanged from the same period last year. OE volume increases and manufacturing efficiencies were offset by higher material, restructuring and selling, general and administration costs. EBIT as a percentage of revenue for our Asia Pacific operations decreased two percent from the prior year. Higher OE volumes and currency appreciation were more than offset by higher price concessions, restructuring and selling, general and administration costs.

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

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. Project Genesis involved closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $0.81 per diluted common share. We eliminated 974 positions in connection with Project Genesis. Additionally, we executed this plan more efficiently than originally anticipated and as a result in the fourth quarter of 2002 reduced our reserves related to this restructuring activity by $6 million, which was recorded in cost of sales. In the fourth quarter of 2003, we reclassified $2 million of severance reserve to the asset impairment reserve. This reclassification became necessary as actual asset impairments along with the sale of our closed facilities were different than the original estimates. We completed the remaining restructuring activities under Project Genesis as of the end of 2004. Since Project Genesis was announced, we have undertaken a number of related projects designed to restructure our operations, described below.

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

     In October of 2003, we announced the closing of an emission control manufacturing facility in Birmingham, U.K. Approximately 130 employees were eligible for severance benefits in accordance with union contracts and U.K. legal requirements. We incurred approximately $3 million in costs related to this action in 2004. This action is in addition to the plant closings announced in Project Genesis in the fourth quarter of 2001.

     In October 2004, we announced a plan to eliminate 250 salaried positions through selected layoffs and an elective early retirement program. The majority of the layoffs are at the middle and senior management level. We expect to incur charges of approximately $24 to $26 million related to these reductions. As of December 31, 2004, we have incurred $21 million in severance costs. Of this total, $6 million was recorded in cost of sales and $15 million was recorded in selling, general and administrative. We anticipate incurring the remaining costs by April of 2005. Of the total $21 million in severance costs incurred to date, $5 million represents cash payments with the remainder accrued in other short-term liabilities. We expect to generate savings of approximately $20 million annually from this initiative.

     Including the above costs, we incurred $40 million in restructuring and restructuring-related costs in 2004. Of this total, $18 million related to the continuation of the optimization of our manufacturing footprint that was started with Project Genesis in 2001.

     Including the costs incurred in 2002 and 2003 of $19 million, we have incurred a total of $59 million for activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for these actions.

     We have generated about $31 million of annual savings from Project Genesis. Approximately $7 million of savings was related to closing the eight facilities, approximately $16 million of savings was related to value mapping and plant arrangement and approximately $8 million of savings was related to relocating production among facilities and centralizing some functional areas. There have been no significant deviations from planned savings. All actions for Project Genesis have been completed.

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives over the 2002 to 2006 time period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. As of December 31, 2004, we have excluded $59 million of the $60 million available under the terms of the senior credit facility. In addition to the announced actions, we will continue to evaluate additional opportunities to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution and manufacturing footprint for the future. There can be no assurances, however, that we will undertake additional restructuring actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee, and if the costs of the plans exceed the amount previously approved by our senior lenders, could require approval by our senior lenders. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

     In February of 2005, we amended our senior credit facility. As amended, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to restructuring initiatives occurring after February 2005 from the calculation of the financial covenant ratios required under our senior credit facility.

  INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $179 million in 2004 compared to $149 million in 2003. Interest expense for 2004 includes $42 million related to the refinancing of our $500 million 11 5/8 percent senior subordinated notes due 2009. We accomplished this refinancing by issuing new 8 5/8 percent senior subordinated notes due 2014 in November and using the net proceeds of that issuance, together with cash on hand, to redeem our 11 5/8 percent notes. The
11 5/8 percent notes were called for redemption in November and the redemption was completed in December. Included in the total is a write-off of $8 million in debt issuance costs; a premium of $29 million for redeeming the bonds prior to their maturity date, and $5 million in overlapping interest expenses during the time between the issuance of the 8 5/8 percent notes and the final redemption of the 11 5/8 percent notes. Last year's interest expense includes $12 million for the write-off of senior debt issuance costs that were deferred on the senior debt that we partially paid with the proceeds of our $350 million bond offering in June of 2003 and fully refinanced in December of 2003. See more detailed explanations on our debt structure, including our issuance of

$500 million of 8 5/8 percent senior subordinated notes due 2014 in November 2004, our issuance of $350 million of 10 1/4 percent senior secured notes due 2013 in June 2003, our issuance of $125 million of 10 1/4 percent senior secured notes due 2013 in December 2003 and our refinancing of our senior credit facility in December 2003 and their anticipated impact on our interest expense, in "Liquidity and Capital Resources -- Capitalization" later in this Management's Discussion and Analysis.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at a per annum rate of 10 1/4 percent to floating interest rate debt at a per annum rate of LIBOR plus a spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2004 resulted in lower interest expense of approximately $3 million for the year. The LIBOR rate as of December 31, 2004 as determined under these agreements is 1.86 percent. This rate remained in effect until January 15, 2005 when it increased to 2.89 percent. Based upon the LIBOR of 2.89 percent which was in effect as of January 15, 2005 under these agreements (and remains in effect until July 15, 2005), these swaps would reduce our 2005 annual interest expense by approximately $2 million. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such are recorded on the balance sheet at market value with an offset to the underlying hedged item, which is long term debt. As of December 31, 2004, the fair value of the interest rate swaps was a liability of approximately $1 million, which has been recorded as a decrease to long term debt and an increase to other long term liabilities.

  INCOME TAXES

     Income taxes were a benefit of $25 million in 2004, compared to a benefit of $6 million in 2003. Included in 2004 were benefits of $21 million, including book to return adjustments, settlements of prior year tax issues and benefits related to previous tax losses in foreign operations. Due to efforts to improve overseas operations, we can now recognize the benefits of these previous tax losses in foreign operations, because it is more likely than not that we will be able to utilize them to offset future cash tax payments. Included in 2003 were benefits of $17 million, including book to return adjustments, settlements of prior year tax issues on a more favorable basis than originally anticipated and a foreign tax adjustment. The effective tax rate for 2004 including the $21 million benefit was 313 percent. Excluding the $21 million benefit our effective tax rate was 58 percent. The effective tax rate for 2003 including the $17 million benefit was a negative 21 percent. Excluding the $17 million benefit our effective tax rate was 37 percent.

  EARNINGS PER SHARE

     We reported earnings per diluted common share of $0.31 for 2004, compared to $0.65 per diluted share for 2003. Included in the results for 2004 are expenses related to our restructuring activities, the cost related to the refinancing of our senior subordinated notes, customer changeover costs, consulting fees indexed to the stock price and favorable tax adjustments. The net impact of these items decreased earnings per diluted share by $0.87. Included in the results for 2003 are expenses related to our restructuring activities, the write-off of debt issuance costs relating to issuing senior secured notes in June and December of 2003, the senior credit facility refinancing in December of 2003 and tax benefits for the resolution of several audit issues. The net impact of these items increased earnings per diluted share by $0.10. Please read Note 8 to the consolidated financial statements included in Item 8 for more detailed information on earnings per share.

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

  Long-term Receivables

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At December 31, 2004, we had $17 million recorded as a long-term receivable from OE customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels. We have not experienced any material losses on arrangements where we have a contractual guarantee of reimbursement from our customers.

  Income Taxes

     We have a U.S. Federal tax net operating loss ("NOL") carryforward at December 31, 2004, of $569 million, which will expire in varying amounts from 2018 to 2024. The federal tax effect of that NOL is $199 million, and is recorded as an asset on our balance sheet at December 31, 2004. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and upon strategies available to accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of December 31, 2004, we believe that there has been a significant change in our ownership, but not a majority change, in the last three years.

  Stock-based Compensation

     We utilize the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If our compensation costs for our stock-based compensation plans were determined using the fair value method of accounting as provided in the revised SFAS No. 123, "Accounting for Stock-Based Compensation," we estimate that our pro-forma net income and earnings per share would be lower by approximately $2 million or $0.05 per diluted share for the full year 2004 and by approximately $2 million or $0.04 per diluted share for the full year 2003.

  Goodwill and Other Intangible Assets

     We utilize an impairment-only approach to value our purchased goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Each year in the fourth quarter, we perform an impairment analysis on the balance of goodwill. Inherent in this calculation is the use of estimates as the fair value of our designated reporting units is based upon the present value of our expected future cash flows. In addition, our calculation includes our best estimate of our weighted average cost of capital and growth rate. If the calculation results in a fair value of goodwill which is less than the book value of goodwill, an impairment charge would be recorded in the operating results of the impaired reporting unit. We had $196 million of goodwill recorded at December 31, 2004.

  Pension and Other Postretirement Benefits

     We have various defined benefit pension plans that cover substantially all of our employees. We also have postretirement health care and life insurance plans that cover a majority of our domestic employees. Our pension and postretirement health care and life insurance expenses and valuations are dependent on management's assumptions used by our actuaries in calculating these amounts. These assumptions include discount rates, health care cost trend rates, long-term return on plan assets, retirement rates, mortality rates and other factors. Health care cost trend rate assumptions are developed based on historical cost data and an assessment of likely long-term trends. Retirement and mortality rates are based primarily on actual plan experience.

     Our approach to establishing the discount rate assumption for both our domestic and foreign plans starts with high-quality investment-grade bonds adjusted for an incremental yield based on actual historical performance. This incremental yield adjustment is the result of selecting securities whose yields are higher than the "normal" bonds that comprise the index. Based on this approach, at September 30, 2004 we lowered the weighted average discount rate for pension plans to 6.0 percent, from 6.1 percent. The discount rate for postretirement benefits was lowered from 6.5 percent at September 30, 2003 to
6.25 percent at September 30, 2004.

     Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long-term rate of return on plan assets for our pension plans was 8.4 percent for 2004, 2003 and 2002. See Note 10 to the financial statements for more information regarding costs and assumptions for employee retirement benefits.

     Generally, our pension plans are non-contributory. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At December 31, 2004, all legal funding requirements had been met. Employees contributed $1 million to our pension plans in 2004 and less than $1 million in 2003.

     Other postretirement benefit obligations, such as retiree medical, are not funded. Funded status is derived by subtracting the value of the projected benefit obligations at December 31, 2004, from the end of the year fair value of plan assets.

  CHANGES IN ACCOUNTING PRINCIPLES

     In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was revised in December 2003. FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This interpretation as revised was effective January 1, 2004. The adoption of FIN 46 had no impact on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 had no impact on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 established standards for classification of certain financial instruments that have characteristics of both liabilities and equity but have been presented entirely as equity or between the liabilities and equity section of the statement of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 had no impact on our financial position.

     In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits an amendment of FASB Statements Nos. 87, 88, and 106." The revised SFAS No. 132 changes employers' disclosures about pension plans and other postretirement benefits and requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost. For disclosures required by this statement, see Note 10 to the consolidated financial statements of Tenneco Automotive Inc. and Consolidated Subsidiaries included in Item 8.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduced a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. As permitted by FASB Staff Position ("FSP") 106-1, we previously chose to defer recognizing the effects of the Act on our postretirement healthcare insurance plans until authoritative guidance was issued by the FASB. In May 2004, the FASB issued FSP No. 106-2, which supercedes FSP No. 106-1 and required accounting for the effects of the Act no later than our quarter ended September 30, 2004. The adoption of FSP 106-2 did not have a material impact on our consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an amendment of Accounting Research Bulletin No. 43, Chapter 4." This statement requires idle facility expenses, excessive spoilage, double freight and rehandling costs to be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.

     In December 2004, the FASB revised SFAS No. 123, "Share-Based Payment" which supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." This revised statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The revised SFAS No. 123 is effective for interim or annual reporting periods that begin after June 15, 2005. We estimate that the impact on our net income and earnings per share will not exceed approximately $2 million or $0.05 per diluted share. See Note 1 to the consolidated financial statements of Tenneco Automotive Inc. and Consolidated Subsidiaries included in Item 8.

     In December 2004, the FASB issued FSP No. 109-1. FSP No. 109-1 provides guidance on the application of FASB Statement No. 109, "Accounting for Income Taxes," to the provision within The American Jobs Creation Act of 2004 (The Act) that provides a tax deduction on qualified production activities. The purpose behind this special deduction is to provide a tax incentive to companies that maintain or expand U.S. manufacturing activities. FSP No. 109-1 was effective upon issuance. The adoption of FSP 109-1 did not have any impact on our consolidated financial statements.

     In December 2004, the FASB issued FSP No. 109-2. FSP No. 109-2 addresses the question on the impact of a company's APB No. 23 Accounting for Income Taxes -- Special Areas representation under The Act, which provides for a special one-time 85 percent dividend deduction on dividends from foreign subsidiaries. FSP No. 109-2 was effective upon issuance. The issuance of FSP No. 109-2 does not change how we apply APB No. 23, and therefore, did not have any impact on our consolidated financial statements.

  LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                            ---------------
                                                             2004     2003    % CHANGE
                                                            ------   ------   --------
                                                              (MILLIONS)
Short term debt and current maturities....................  $   19   $   20      (5)%
Long term debt............................................   1,401    1,410      (1)
                                                            ------   ------
Total debt................................................   1,420    1,430      (1)
                                                            ------   ------
Total minority interest...................................      24       23       4
Shareholders' equity......................................     150       58     159
                                                            ------   ------
Total capitalization......................................  $1,594   $1,511       6
                                                            ======   ======

     General. The year-to-date increase in shareholders' equity primarily results from $80 million related to the translation of foreign balances into U.S. dollars. In addition, net income, premium on common stock issued pursuant to benefit plans and other transactions contributed $36 million to the increase in shareholders' equity. The increase in shareholders' equity was partially offset by an adjustment to the additional minimum pension liability of $24 million as a result of an increase in the accrued benefit obligation. Although our book equity balance was small at December 31, 2004, it should not affect our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity.

     Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, as well as our revolving credit facility, decreased approximately $1 million as a result of a $1 million increase in the current portion of long-term debt offset by a $2 million decrease in foreign subsidiaries' obligations. There were no borrowings outstanding under our revolving credit facility at either December 31, 2004 or 2003. The overall decrease in long-term debt resulted from payments made on our outstanding long-term debt and capital leases in addition to our position on interest rate swaps entered into in April 2004. See below for further information on the interest rate swaps.

     Senior Credit Facility -- Overview and Recent Transactions. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. We originally entered into this facility in 1999 and since that time have periodically requested and received amendments to the facility for various purposes. In December of 2003, we engaged in a series of transactions that resulted in the full refinancing of the facility, through an amendment and restatement. As of December 31, 2004, the senior credit facility consisted of a seven-year, $396 million term loan B facility maturing in December 2010; a five-year, $220 million revolving credit facility maturing in December 2008; and a seven-year, $180 million tranche B-1 letter of credit/revolving loan facility maturing in December 2010. In February 2005, we amended the facility, which resulted in reduced interest rates on the term loan B and tranche B-1 letter of credit/revolving loan portions of the facility. We also made a voluntary prepayment of $40 million on the term loan B facility, reducing borrowings to $356 million. These transactions are described in more detail below.

     In June 2003, we issued $350 million of 10 1/4 percent senior secured notes. The notes have a final maturity date of July 15, 2013. We received net proceeds in the second quarter of 2003 from the offering of the notes, after deducting underwriting discounts, commissions and expenses, of $338 million. We used the net proceeds of the offering to repay outstanding amounts under our senior credit facility as follows: (i) to prepay $199 million on the term loan A that was due November 4, 2005, (ii) to prepay $52 million on the term loans B and C that was due November 4, 2007 and May 4, 2008, respectively, and (iii) to prepay outstanding borrowings of $87 million under the revolving credit portion of our senior credit facility. These notes are described in more detail below under "Senior Secured and Subordinated Notes."

     In December 2003, we amended and restated our senior credit facility and issued an additional $125 million of 10 1/4 percent senior secured notes. We received $136 million of net proceeds from the offering of the additional $125 million of 10 1/4 percent senior secured notes, after deducting underwriting discounts and other expenses and including a 13 percent price premium over par. We also received $391 million in net proceeds from new term loan B borrowings under the amended and restated senior credit facility, after deducting fees and other expenses. We used the combined net proceeds of $527 million to prepay the remaining $514 million outstanding under term loans A, B and C under the senior credit facility immediately prior to the completion of the transaction. The remaining $13 million of net proceeds were used for general corporate purposes.

     We incurred $27 million in fees associated with the issuance of the aggregate $475 million of 10 1/4 percent senior secured notes and the amendment and restatement of our senior credit facility. These fees will be amortized over the term of the senior secured notes and the amended and restated senior credit facility.

     Based on our use of the net proceeds from both the June and December 2003 transactions, these transactions would have increased our annual interest expense by approximately $9 million. This does not give effect to the fixed-to-floating interest rate swaps we completed in April 2004, described below. In addition, we expensed in the second and fourth quarters of 2003 a total of approximately $12 million of existing deferred debt issuance costs as a result of retiring the term loans under the senior credit facility.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at a per annum rate of 10 1/4 percent to floating interest rate debt at a per annum rate of LIBOR plus a spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2004 resulted in lower interest expense of approximately $3 million for the year. The LIBOR rate as of December 31, 2004 as determined under these agreements is 1.86 percent. This rate remained in effect until January 15, 2005 when it increased to 2.89 percent. Based upon the LIBOR of 2.89 percent which was in effect as of January 15, 2005 under these agreements (and remains in effect until July 15, 2005), these swaps would reduce our 2005 annual interest expense by approximately $2 million. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such are recorded on the balance sheet at market value with an offset to the underlying hedged item, which is long term debt. As of December 31, 2004, the fair value of the interest rate swaps was a liability of approximately $1 million, which has been recorded as a decrease to long term debt and an increase to other long term liabilities.

     In November 2004, we refinanced our $500 million of 11 5/8 percent senior subordinated notes maturing in October of 2009 with new senior subordinated notes. The new notes have an interest rate of 8 5/8 percent, a maturity date of November 15, 2014 and contain substantially similar terms as the notes refinanced. Premium payments and other fees in connection with the refinancing of these notes totaled approximately $40 million, including a $29 million or 5.813% price premium over par on the redeemed notes. The new notes accrue interest from November 19, 2004 with an initial interest payment date of May 15, 2005. These notes are described in more detail below under "Senior Secured and Subordinated Notes."

     In connection with the refinancing of the $500 million in senior subordinated notes we amended the senior credit facility effective November 17, 2004. This amendment allowed us to use up to $50 million in cash on hand to pay redemption premiums and/or other fees and costs in connection with the redemption and refinancing of the senior subordinated notes. This amendment also excluded any redemption premium associated with the 11 5/8 percent senior subordinated notes and any interest incurred on the notes between the call date of November 19, 2004 and the redemption date of December 20, 2004 from cash interest expense for purposes of the definition of consolidated interest expense in the senior credit facility. In exchange for these amendments, we agreed to pay a small fee to the consenting lenders. We also incurred approximately $13 million in legal, advisory and other costs related to the amendment and the issuance of the new senior subordinated notes. These amounts were capitalized and will be amortized over the remaining terms of the senior subordinated notes and senior credit facility.

     Our interest expense increased in 2004 by $42 million due to the fees and expenses associated with the refinancing of our senior subordinated notes, which includes an expense of $8 million for existing deferred debt issuance costs associated with the 11 5/8 percent senior subordinated notes. Beginning in 2005, annual interest expense savings from this transaction are anticipated to be about $15 million. This does not give effect to the fixed-to-floating interest rate swaps we completed in April 2004 described above.

     In February 2005 we amended our senior credit facility to reduce by 75 basis points the interest rate on the term loan B facility and the tranche B-1 letter of credit/revolving loan facility. In connection with the amendment, we voluntarily prepaid $40 million in principal on the term loan B, reducing the term loan B facility from $396 million to $356 million.

     Additional provisions of the amendment to the senior credit facility agreement (i) amend the definition of EBITDA to exclude up to $60 million in restructuring-related expenses announced and taken after February 2005, (ii) increase permitted investments to $50 million, (iii) exclude expenses related to the issuance of stock options from the definition of consolidated net income,
(iv) permit us to redeem up to $125 million of senior secured notes after January 1, 2008 (subject to certain conditions), (v) increase our ability to add commitments under the revolving credit facility by $25 million, and (vi) make other minor modifications. We incurred approximately $1 million in fees and expenses associated with this amendment, which will be capitalized and amortized over the remaining term of the agreement. As a result of the amendment and the voluntary prepayment of $40 million under the term loan B, our interest expense in 2005 will be approximately $6 million lower than what it would otherwise have been.

     Senior Credit Facility -- Forms of Credit Provided. Following the February 2005 voluntary prepayment of $40 million, the term loan B facility is payable as follows: $74 million due March 31, 2010, and $94 million due each of June 30, September 30 and December 12, 2010. The revolving credit facility requires that it be repaid by December 2008. Prior to that date, funds may be borrowed, repaid and reborrowed under the revolving credit facility without premium or penalty. Letters of credit may be issued under the revolving credit facility.

     The tranche B-1 letter of credit/revolving loan facility requires that it be repaid by December 2010. We can borrow revolving loans from the $180 million tranche B-1 letter of credit/revolving loan facility and use that facility to support letters of credit. The tranche B-1 letter of credit/revolving loan facility lenders have deposited $180 million with the administrative agent, who has invested that amount in time deposits. We do not have an interest in any of the funds on deposit. When we draw revolving loans under this facility, the loans are funded from the $180 million on deposit with the administrative agent. When we make repayments, the repayments are redeposited with the administrative agent.

     Under current accounting rules, the tranche B-1 letter of credit/revolving loan facility will be reflected as debt on our balance sheet only if we have outstanding thereunder revolving loans or payments by the facility in respect of letters of credit. We will not be liable for any losses to or misappropriation of any (i) return due to the administrative agent's failure to achieve the return described above or to pay all or any portion of such return to any lender under such facility or (ii) funds on deposit in such account by such lender (other than the obligation to repay funds released from such accounts and provided to us as revolving loans under such facility).

     Senior Credit Facility -- Interest Rates and Fees. Borrowings under the term loan B facility and the tranche B-1 letter of credit/revolving loan facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 300 basis points (reduced to 225 basis points in February 2005); or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 200 basis points (reduced to 125 basis points in February 2005). There is no cost to us for issuing letters of credit under the tranche B-1 letter of credit/ revolving loan facility, however outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. If a letter of credit issued under this facility is subsequently paid and we do not reimburse the amount paid in full, then a ratable portion of each lender's deposit would be used to fund the letter of credit. We pay the tranche B-1 lenders a fee which is equal to LIBOR plus 300 basis points (reduced to 225 basis points in February 2005). This fee is offset by the return on the funds deposited with the administrative agent which earn interest at a per annum rate approximately equal to LIBOR. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits and effectively increases our interest expense at a per annum rate equal to LIBOR. The interest margins for borrowings under the term loan B facility and tranche B-1 letter of credit/revolving loan facility will be further reduced by 25 basis points following: the end of each fiscal quarter for which the consolidated leverage ratio is less than 3.0 or at the point our credit ratings are improved to BB- or better by Standard & Poor's (and are rated at least B1 by Moody's) or to Ba3 or better by Moody's (and are rated at least B+ by Standard & Poor's).

     Borrowings under the revolving credit facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 325 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 225 basis points. Letters of credit issued under the revolving credit facility accrue a letter of credit fee at a per annum rate of 325 basis points for the pro rata account of the lenders under such facility and a fronting fee for the ratable account of the issuers thereof at a per annum rate in an amount to be agreed upon payable quarterly in arrears. The interest margins for borrowings and letters of credit issued under the revolving credit facility are subject to adjustment based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. The margin we pay on the revolving credit facility will be reduced by 25 basis points following each fiscal quarter for which the consolidated leverage ratio is less than 4.0 beginning in March 2005. We also pay a commitment fee of 50 basis points on the unused portion of the revolving credit facility. This commitment fee will be reduced by 12.5 basis points following the end of each fiscal quarter for which the consolidated leverage ratio is less than 3.5.

     Senior Credit Facility -- Other Terms and Conditions. The amended and restated senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratio (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratio (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) at the end of each period indicated. The financial ratios required under the amended senior credit facility and, the actual ratios we achieved for the four quarters of 2004, are shown in the following tables:

                                                                   QUARTER ENDED
                                        --------------------------------------------------------------------
                                         MARCH 31,          JUNE 30,        SEPTEMBER 30,       DECEMBER 31,
                                            2004              2004               2004               2004
                                        ------------      ------------      --------------      ------------
                                        REQ.    ACT.      REQ.    ACT.      REQ.     ACT.       REQ.    ACT.
                                        ----    ----      ----    ----      -----    -----      ----    ----
Leverage Ratio (maximum)..............  5.00    3.97      5.00    3.78      4.75     3.69       4.75    3.60
Interest Coverage Ratio (minimum).....  2.00    2.77      2.00    3.15      2.00     2.75       2.00    2.67
Fixed Charge Coverage Ratio
  (minimum)...........................  1.10    1.76      1.10    2.04      1.10     1.78       1.10    1.77

                                                                       QUARTERS ENDING
                             ----------------------------------------------------------------------------------------------------
                             MARCH 31,
                               2005-     SEPTEMBER 30-    MARCH 31-      MARCH 31-      MARCH 31-      MARCH 31-      MARCH 31-
                             JUNE 30,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                               2005          2005            2006           2007           2008           2009           2010
                             ---------   -------------   ------------   ------------   ------------   ------------   ------------
                               REQ.          REQ.            REQ.           REQ.           REQ.           REQ.           REQ.
                             ---------   -------------   ------------   ------------   ------------   ------------   ------------
Leverage Ratio (maximum)...    4.75          4.50            4.25           3.75           3.50           3.50           3.50
Interest Coverage Ratio
  (minimum)................    2.00          2.00            2.10           2.20           2.35           2.50           2.75
Fixed Charge Coverage Ratio
  (minimum)................    1.10          1.10            1.15           1.25           1.35           1.50           1.75

     The senior credit facility agreement provides: (i) the ability to refinance our senior subordinated notes and/or our senior secured notes using the net cash proceeds from the issuance of similarly structured debt; (ii) the ability to repurchase our senior subordinated notes and/or our senior secured notes using the net cash proceeds from issuing shares of our common stock; and (iii) the prepayment of the term loans by an amount equal to 50 percent of our excess cash flow as defined by the agreement.

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amendment); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends; (vii) mergers and consolidations; and
(viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of December 31, 2004, we were in compliance with all the financial covenants (as indicated above) and operational restrictions of the facility.

     Our senior credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

     Senior Secured and Subordinated Notes.   Our outstanding debt also includes
$475 million of 10 1/4 percent senior secured notes due July 15, 2013, in addition to the $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014 described above. We can redeem some or all of the notes at any time after July 15, 2008, in the case of the senior secured notes, and November 15, 2009, in the case of the senior subordinated notes. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. We are permitted to redeem up to 35 percent of the senior secured notes with the proceeds of certain equity offerings completed before July 15, 2006 and up to 35 percent of the senior subordinated notes with the proceeds of certain equity offerings completed before November 15, 2007.

     Our senior secured and subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a proforma basis, to be greater than 2.25 and 2.00, respectively. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our and our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of December 31, 2004, we were in compliance with the covenants and restrictions of these indentures.

     Accounts Receivable Securitization. In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable. In North America, we have an accounts receivable securitization program with a commercial bank. We sell original equipment and aftermarket receivables on a daily basis under this program. We sold accounts receivable under this program of $68 million and $36 million at December 31, 2004 and 2003, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2005, this program was renewed for 364 days to January 30, 2006 at the existing facility size of $75 million. We also sell some receivables in our European operations to regional banks in Europe. At December 31, 2004 we sold $56 million of accounts receivable in Europe down from $87 million at December 31, 2003. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements would increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

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

     Contractual Obligations

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of December 31, 2004, are shown in the following table:

                                                            PAYMENTS DUE IN:
                                           --------------------------------------------------
                                                                              BEYOND
                                           2005   2006   2007   2008   2009    2009    TOTAL
                                           ----   ----   ----   ----   ----   ------   ------
                                                               (MILLIONS)
Obligations:
Revolver borrowings......................  $ --   $ --   $ --   $ --   $ --   $   --   $   --
Senior long-term debt....................     4      4      4      4      4      376      396
Long-term notes..........................     1     --      1      2     --      475      479
Capital leases...........................     3      3      3      3      3        3       18
Subordinated long-term debt..............    --     --     --     --     --      500      500
Other subsidiary debt....................     1     --     --     --      1       --        2
Short-term debt..........................    10     --     --     --     --       --       10
                                           ----   ----   ----   ----   ----   ------   ------
  Debt and capital lease obligations.....    19      7      8      9      8    1,354    1,405
Operating leases.........................    14     11      9      7      5        3       49
Interest payments........................   109    109    109    109    109      387      932
Capital commitments......................    49     --     --     --     --       --       49
                                           ----   ----   ----   ----   ----   ------   ------
Total Payments...........................  $191   $127   $126   $125   $122   $1,744   $2,435
                                           ====   ====   ====   ====   ====   ======   ======

     We principally use our revolving credit facilities to finance our short-term capital requirements. As a result, we classify any outstanding balances of the revolving credit facilities within our short-term debt even though the revolving credit facility has a termination date of December 13, 2008 and the tranche B-1 letter of credit facility/revolving loan facility has a termination date of December 13, 2010. The revolving credit facilities balances included in short-term debt was zero at both December 31, 2004 and 2003, respectively.

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

     Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate interest debt, we have made assumptions in calculating the amount of the future interest payments. Interest on our senior secured notes and senior subordinated notes is calculated using the fixed rates of 10 1/4 percent and 8 5/8 percent, respectively. Interest on our variable rate debt is calculated as 300 basis points plus LIBOR of 2.4 percent which was the rate at December 31, 2004. We have assumed that LIBOR will remain unchanged for the outlying years. See "-- Capitalization." In addition we have included the impact of our interest rate swaps entered into in April 2004. See "Interest Rate Risk" below. In February 2005, we made a $40 million voluntary payment on our senior long-term debt. The impact of this payment eliminates each quarterly $1 million payment we were required to make through 2009 and reduces by $20 million our first quarterly payment due in 2010.

     We have also included an estimate of expenditures required after December 31, 2004 to complete the facilities and projects authorized at December 31, 2004, in which we have made substantial commitments in connections with facilities.

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

     We have not included material cash requirements for taxes as we are a taxpayer in certain foreign jurisdictions but not in domestic locations. Additionally, it is difficult to estimate taxes to be paid as changes in where we generate income can have a significant impact on future tax payments. We have also not included cash requirements for funding pension and postretirement benefit costs. Based upon current estimates we believe we will be required to make contributions between $58 million to $63 million to those plans in 2005. Pension and postretirement contributions beyond 2005 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2005. In addition, we have not included cash requirements for environmental remediation. Based upon current estimates we believe we will be required to spend approximately $11 million over the next 20 to 30 years. However, due to possible modifications in remediation processes and other factors, it is difficult to determine the actual timing of the payments. See "-- Environmental and Other Matters".

     We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $4 million at both December 31, 2004 and 2003, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

     Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our then existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility, our senior secured notes and our senior subordinated notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries. The arrangement for the $475 million senior secured notes is also secured by second-priority liens on substantially all our domestic assets, excluding some of the stock of our domestic subsidiaries. No assets or capital stock of our direct or indirect foreign subsidiaries secure these notes. You should also read Note 13 where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, travel and procurement card programs, and cash management requirements for some of our subsidiaries totaling $24 million. We have also issued $19 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

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

     Cash Flows

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
                                                               (MILLIONS)
Cash provided (used) by:
  Operating activities......................................  $ 200   $ 281
  Investing activities......................................   (116)   (127)
  Financing activities......................................    (12)    (49)

     Operating Activities

     For the year ended December 31, 2004, cash flow provided from operating activities was $200 million as compared to $281 million in the prior year. For 2004 cash flow provided from working capital was $48 million as compared to $78 million for 2003. Higher sales levels in 2004 are the primary driver for higher year over year receivables balances. In addition, 2003 benefited from actions to rationalize our aftermarket product offering, which generated $55 million in cash flow from reduced inventory levels. Cash interest payments in 2004 were also significantly higher as a result of the refinancing transactions. This was partially offset by lower cash tax payments.

     In June 2001, we entered into arrangements with two major OE customers in North America under which, in exchange for a discount, payments for product sales are made earlier than otherwise required under existing payment terms. These arrangements reduced accounts receivable by $80 million and $83 million as of December 31, 2004 and 2003, respectively. We have been informed that the financing company that supports this program intends to discontinue advance payments on behalf of the OE customers by the end of 2005 with a small portion of the program ending in the first quarter of 2005. Although we cannot assure you that another similar arrangement will be available for periods after December 2005 on commercially reasonable terms, we intend to seek such an arrangement.

     In June 2003, we entered into a similar arrangement with a third major OE customer in North America. This arrangement reduced accounts receivable by $8 million as of December 31, 2004. We have been informed that this program will be discontinued after December 31, 2004. In March 2004, we entered into another arrangement with a major OE customer in Europe. This arrangement reduced accounts receivable by $25 million at December 31, 2004. This arrangement can be cancelled at any time.

     One of our European subsidiaries receives payment from one of its OE customers whereby the account receivables are satisfied through the delivery of negotiable financial instruments. These financial instruments are then sold at a discount to a European bank. The sales of these financial instruments are not included in the account receivables sold in 2004. Any of these financial instruments which were not sold as of December 31, 2004 and 2003 are classified as other current assets and are excluded from our definition of cash equivalents. We had sold approximately $44 million of these instruments at December 31, 2004.

     Investing Activities

     Cash used for investing activities was $11 million lower in 2004 compared to the same period a year ago. In 2004 we received $11 million in cash from the sale of a portion of our Birmingham, U.K. facility. Capital expenditures were $130 million in both 2004 and 2003.

     Financing Activities

     Cash flow from financing activities was a $12 million outflow in 2004 compared to an outflow of $49 million in the same period of 2003. The primary reason for the change is attributable to the $350 million bond offering in June 2003, the $125 million bond offering in December 2003, the senior debt refinancing in December of 2003 and the subordinated debt refinancing in November of 2004.

OUTLOOK

     North American OE light vehicle production levels for 2004 were 15.8 million units, down one percent from 2003. Current estimates for 2005 indicate that North American OE light vehicle production levels will be equal to 2004 at
15.8 million units. However, we remain cautious about the outlook for North American production rates due to rising interest rates, oil and steel prices and current original equipment manufacturers' inventory levels. We are also uncertain about the willingness of the original equipment manufacturers to continue to support consumer vehicle sales through incentives. We believe that new product launches and our position on top-selling platforms, along with increasing market positions with Toyota, Honda and Nissan, will help us to offset pressures from North American production rates. Western Europe light vehicle production volumes grew about one percent during 2004 to 16.6 million units. Expectations for 2005 indicate production will remain flat at 2004 levels. We saw a strong increase in heavy-duty truck production rates during 2004. Compared to 2003, heavy-duty truck production rates increased 36 percent in 2004, and are expected to increase another 16 to 19 percent in 2005. Although heavy-duty business represents a small percentage of our overall revenues, this should benefit our North American operations. In the global aftermarket, issues that have impacted revenues in the past will likely continue to be a challenge in 2005. Heightened competition in the European aftermarket and longer product replacement cycles are expected to continue their impact on volumes. We saw signs of sales stabilization in the North America aftermarket exhaust business unit during 2004, and we are cautiously optimistic that these conditions will continue in 2005. We also plan to continue our efforts to increase new and existing sales in the North American aftermarket ride control business unit.

     Based on anticipated vehicle production levels our global original equipment customer book of business is expected to be $270 million higher than our 2004 OE revenues, or about $3.5 billion in 2005, and is expected to increase an additional $150 million to about $3.6 billion in 2006. Adjusted for pass-through sales, our global original equipment customer book of business is expected to be $2.7 billion and $2.8 billion for 2005 and 2006, respectively, or reflects an expected increase of about $210 million in 2005 and $280 million in 2006 over our 2004 OE revenues adjusted for pass-through sales. When we refer to our book of business, we mean revenues for original equipment manufacturer programs that have been formally awarded to us as well as programs which we are highly confident will result in revenues based on either informal customer indications consistent with past practices and/or our status as supplier for the existing program and relationship with the customer. This book of business is subject to increase or decrease due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by our customers. We do not intend, however, to update the amounts shown above due to these changes. In addition, our book of business is based on our anticipated pricing for each applicable program over its life. However, we are under continuing pricing pressures from our OE customers. We do not intend to update the amounts shown above for any price changes. Finally, for our foreign operations the book of business assumes a fixed foreign currency value. This value is used to translate foreign business to the US dollar. Currency in our foreign operations is subject to fluctuation based on the economic conditions in each of our foreign operations. We do not intend to update the amounts shown above due to these fluctuations. See "Cautionary Statement for Purposes of the "Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995."

     We are actively addressing higher steel costs, expected to continue through 2005. We anticipate that steel cost increases, net of other expected material cost savings and recovery from customers, will be between $30 million and $50 million for 2005. We are intensely focused on mitigating the impact of higher costs by implementing a restructuring initiative announced in the fourth quarter, which is expected to generate $20 million in annual savings; improving manufacturing efficiency with Lean; generating at least $20 million in Six Sigma savings; and capitalizing on the projected $270 million increase in the 2005 OE book of business. Lower interest expense as a result of our company's debt refinancing in the fourth quarter of 2004 and amendments to our senior credit facility in the first quarter of 2005 will also help mitigate the impact.

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

     As of December 31, 2004, we are designated as a potentially responsible party in one Superfund site. We have estimated our share of the remediation costs for this site to be less than $1 million in the aggregate. In addition to the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $11 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     From time to time we are subject to product warranty claims whereby we are required to bear costs of repair or replacement of certain of our products. Warranty claims may range from individual customer claims to full recalls of all products in the field. See Note 12 to our consolidated financial statements included under Item 8 for information regarding our warranty reserves.

     We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. As an example, we are involved in litigation with the minority owner of one of our Indian joint ventures over various operational issues that involves a court-mandate bidding process. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, participants may elect to defer up to 50 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to 8 percent of the employee's salary. We recorded expense for these matching contributions of approximately $7 million and $6 million for the years ended December 31, 2004 and 2003. All contributions vest immediately.

DERIVATIVE FINANCIAL INSTRUMENTS

  Foreign Currency Exchange Rate Risk

     We use derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We have from time to time also entered into forward contracts to hedge our net investment in foreign subsidiaries. We do not enter into derivative financial instruments for speculative purposes.

     In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The following table summarizes by major currency the notional amounts, weighted average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of December 31, 2004. All contracts in the following table mature in 2005.

                                                                    DECEMBER 31, 2004
                                                 --------------------------------------------------------
                                                   NOTIONAL AMOUNT     WEIGHTED AVERAGE    FAIR VALUE IN
                                                 IN FOREIGN CURRENCY   SETTLEMENT RATES    U.S. DOLLARS
                                                 -------------------   ----------------   ---------------
                                                            (MILLIONS EXCEPT SETTLEMENT RATES)
Australian dollars................  --Purchase            23                 .782              $  18
                                    --Sell               (43)                .782                (34)
British pounds....................  --Purchase           148                1.918                284
                                    --Sell              (116)               1.918               (223)
Canadian dollars..................  --Purchase            42                 .836                 35
                                    --Sell               (26)                .836                (22)
Czech Republic koruna.............  --Purchase           557                 .045                 25
                                    --Sell              (938)                .045                (42)
Danish kroner.....................  --Purchase           462                 .183                 85
                                    --Sell              (380)                .183                (69)
European euro.....................  --Purchase            97                1.359                132
                                    --Sell               (69)               1.362                (94)
Norwegian krone...................  --Purchase            --                   --                 --
                                    --Sell                (1)                  --                 --
Polish zloty......................  --Purchase             4                 .332                  1
                                    --Sell               (62)                .331                (21)
Swedish krona.....................  --Purchase           389                 .151                 59
                                    --Sell              (198)                .151                (30)
U.S. dollars......................  --Purchase            98                1.003                 98
                                    --Sell              (207)               1.002               (208)
Other.............................  --Purchase           223                 .015                  3
                                    --Sell                (4)                .716                 (2)
                                                                                               -----
                                                                                               $  (5)
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

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at a per annum rate of 10 1/4 percent to floating interest rate debt at a per annum rate of LIBOR plus a spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2004 resulted in lower interest expense of approximately $3 million for the year. The LIBOR rate as of December 31, 2004 as determined under these agreements is 1.86 percent. This rate remained in effect until January 15, 2005 when it increased to 2.89 percent. Based on the January 15, 2005 LIBOR rate of
2.89 percent (which remains in effect until July 15, 2005), these swaps would reduce our 2005 annual interest expense by approximately $2 million. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such are recorded on the balance sheet at market value with an offset to the underlying hedged item, which is long-term debt. As of December 31, 2004, the fair value of the interest rate swaps was a liability of approximately $1 million, which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities. On December 31, 2004, we had $994 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2005 through 2025. There is also $411 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     We estimate that the fair value of our long-term debt at December 31, 2004 was about 108 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $3 million after tax, excluding the effect of the interest rate swaps we completed in April 2004. A one percentage point increase or decrease in interest rates on the swaps we completed in April 2004 would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by approximately $1 million after tax.

     The statements and other information (including the tables) in this "Derivative Financial Instruments" section constitute "forward-looking statements."

YEARS 2003 AND 2002

  NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the years of 2003 and 2002. See "-Years 2004 and 2003-Net Sales and Operating Revenues" for a description of why we present these reconciliations of revenues.

                                                          YEAR ENDED DECEMBER 31, 2003
                                          -------------------------------------------------------------
                                                                            PASS-THROUGH     REVENUES
                                                                               SALES        EXCLUDING
                                                                REVENUES     EXCLUDING     CURRENCY AND
                                                     CURRENCY   EXCLUDING     CURRENCY     PASS-THROUGH
                                          REVENUES    IMPACT    CURRENCY       IMPACT         SALES
                                          --------   --------   ---------   ------------   ------------
                                                                   (MILLIONS)
North America Aftermarket
  Ride Control..........................   $  303      $ --      $  303         $ --          $  303
  Emission Control......................      163        --         163           --             163
                                           ------      ----      ------         ----          ------
     Total North America Aftermarket....      466        --         466           --             466
North America Original Equipment
  Ride Control..........................      442        --         442           --             442
  Emission Control......................      972        18         954          306             648
                                           ------      ----      ------         ----          ------
     Total North America Original
       Equipment........................    1,414        18       1,396          306           1,090
       Total North America..............    1,880        18       1,862          306           1,556
Europe Aftermarket
  Ride Control..........................      170        30         140           --             140
  Emission Control......................      176        30         146           --             146
                                           ------      ----      ------         ----          ------
     Total Europe Aftermarket...........      346        60         286           --             286
Europe Original Equipment
  Ride Control..........................      265        40         225           --             225
  Emission Control......................      832       132         700          263             437
                                           ------      ----      ------         ----          ------
     Total Europe Original Equipment....    1,097       172         925          263             662
South America...........................      119        (2)        121           12             109
       Total Europe and South America...    1,562       230       1,332          275           1,057
Asia....................................      161         1         160           57             103
Australia...............................      163        31         132           15             117
                                           ------      ----      ------         ----          ------
       Total Asia Pacific...............      324        32         292           72             220
                                           ------      ----      ------         ----          ------
Total Tenneco Automotive................   $3,766      $280      $3,486         $653          $2,833
                                           ======      ====      ======         ====          ======

                                                          YEAR ENDED DECEMBER 31, 2002
                                          -------------------------------------------------------------
                                                                            PASS-THROUGH     REVENUES
                                                                               SALES        EXCLUDING
                                                                REVENUES     EXCLUDING     CURRENCY AND
                                                     CURRENCY   EXCLUDING     CURRENCY     PASS-THROUGH
                                          REVENUES    IMPACT    CURRENCY       IMPACT         SALES
                                          --------   --------   ---------   ------------   ------------
                                                                   (MILLIONS)
North America Aftermarket
  Ride Control..........................   $  312     $  --      $  312         $ --          $  312
  Emission Control......................      179        --         179           --             179
                                           ------     -----      ------         ----          ------
     Total North America Aftermarket....      491        --         491           --             491
North America Original Equipment
  Ride Control..........................      410        --         410           --             410
  Emission Control......................      997        --         997          323             674
                                           ------     -----      ------         ----          ------
     Total North America Original
       Equipment........................    1,407        --       1,407          323           1,084
       Total North America..............    1,898        --       1,898          323           1,575
Europe Aftermarket
  Ride Control..........................      142        --         142           --             142
  Emission Control......................      169        --         169           --             169
                                           ------     -----      ------         ----          ------
     Total Europe Aftermarket...........      311        --         311           --             311
Europe Original Equipment
  Ride Control..........................      187        --         187           --             187
  Emission Control......................      723        --         723          218             505
                                           ------     -----      ------         ----          ------
     Total Europe Original Equipment....      910        --         910          218             692
South America...........................      103        --         103           10              93
       Total Europe and South America...    1,324        --       1,324          228           1,096
Asia....................................      116        --         116           35              81
Australia...............................      121        --         121            6             115
                                           ------     -----      ------         ----          ------
       Total Asia Pacific...............      237        --         237           41             196
                                           ------     -----      ------         ----          ------
Total Tenneco Automotive................   $3,459     $  --      $3,459         $592          $2,867
                                           ======     =====      ======         ====          ======

     Revenues from our North American operations decreased $18 million in 2003 compared to the same period the prior year reflecting lower sales from the aftermarket business. Total North American OE revenues were up $7 million at $1,414 million in 2003 as higher ride control volumes were partially offset by lower emission control volumes. OE emission control revenues were down $25 million to $972 million from $997 million in the prior year. Adjusted for pass-through sales, which declined five percent, and currency, OE emission control sales were down four percent from the prior year. OE ride control revenues for 2003 increased eight percent from the prior year. Total OE revenues, excluding pass-through sales and currency, increased one percent in 2003, while North American light vehicle production decreased approximately three percent from the prior year. We experienced this improvement despite the build rate decline primarily due to our strong position on top-selling platforms with General Motors, Ford, Honda and Nissan. Aftermarket revenues for North America were $466 million in 2003, representing a decrease of five percent compared to the same period in the prior year. Aftermarket ride control revenues decreased $9 million or three percent in 2003, as a result of a weak economy and lower initial orders related to new customer additions in 2003 compared to the prior year. Aftermarket emission control revenues declined nine percent in 2003 compared to 2002 reflecting the continued overall market decline in the emission control business and the longer lives of exhaust components due to the OE's use of stainless steel, which reduces aftermarket replacement rates.

     Our European and South American segment's revenues increased $238 million or 18 percent in 2003 compared to the prior year. Total European OE revenues were $1,097 million, up 21 percent from last year. European OE emission control revenues increased 15 percent to $832 million from $723 million in the prior year. Excluding a $45 million increase in pass-through sales and a $132 million increase due to strengthening currency, European OE emission control revenues decreased 13 percent from 2002. This was greater than the change in European production levels, which decreased approximately one percent from one year ago. Our decrease was greater than the market decline as a result of several older PSA, Volkswagen and Peugeot models where lower volumes are not yet being offset by the launch or ramp up of the replacement models. European OE ride control revenues increased to $265 million in 2003 or up 42 percent from $187 million the prior year. Excluding a $40 million benefit from currency appreciation, European OE ride control revenues increased 20 percent. We experienced this revenue increase despite the decline in the European build rate due to stronger sales on new platforms with Volkswagen and Ford. European aftermarket sales were $346 million in 2003 compared to $311 million the prior year. Excluding $60 million attributable to currency appreciation, European aftermarket revenues declined eight percent in 2003 compared to the prior year. Ride control aftermarket revenues, excluding the impact of currency, were down one percent compared to the prior year, reflecting the continued overall weakness in the European aftermarket, partially offset by the continued positive impact of the Monroe Reflex(R) introduction in the second quarter of 2002. Additionally, aftermarket emission control revenues were lower as a result of the now standard use of longer lasting stainless steel by OE manufacturers. Excluding the impact of currency, European aftermarket emission control revenues declined 14 percent from the prior year. South American revenues were up $16 million primarily as a result of increased OE volumes and a stabilizing currency.

     Revenues from our Asia Pacific Segment, which includes Australia and Asia, increased $87 million to $324 million in 2003 as compared to $237 million in the prior year. Higher volumes and increased pass-through sales drove increased revenues of $45 million at our Asian operations. In Australia, stronger OE volumes and strengthening currency increased revenues by 34 percent. Excluding the impact of currency, Australian revenues increased eight percent.

  EBIT

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002    CHANGE
                                                              -----   -----   ------
                                                                    (MILLIONS)
North America...............................................  $131    $129     $ 2
Europe & South America......................................    23      24      (1)
Asia Pacific................................................    22      16       6
                                                              ----    ----     ---
                                                              $176    $169     $ 7
                                                              ====    ====     ===

     The EBIT results shown in the preceding table include the following items, discussed above under "Restructuring and Other Charges" and "Liquidity and Capital Resources -- Capitalization", which have an effect on the comparability of EBIT results between periods:

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
                                                               (MILLIONS)
North America
  Restructuring-related expenses............................   $3     $  5
  Restructuring charges (reversals).........................    1       (2)
  Amendment of senior credit facility.......................   --        1
Europe & South America
  Restructuring-related expenses............................    4        6
  Restructuring charges (reversals).........................   --       (7)
  Amendment of senior credit facility.......................   --        1
  Gain on sale of York, U.K. facility.......................   --      (11)

     EBIT for North American operations increased to $131 million in 2003 from $129 million in the prior year. Higher volumes in our OE ride control segment increased EBIT by $8 million, and OE manufacturing efficiencies added $8 million to EBIT in 2003 compared to the prior year. The North American aftermarket volume decreases in both product lines and related manufacturing inefficiencies reduced EBIT by $16 million, but were partially offset by $4 million in lower selling, general and administrative costs including lower year over year changeover expenses. North American EBIT was also reduced $1 million as a result of our inventory reduction programs. This EBIT decrease was the result of inventory absorption costs -- fixed manufacturing costs that the company continued to incur in spite of the lower production levels necessary to drive inventory down. Because of the lower production levels, a greater portion of fixed manufacturing costs were recognized in the income statement rather than allocated to inventory balances. Included in North America's 2003 EBIT was $4 million in restructuring and restructuring-related expenses. Included in 2002's EBIT were $3 million in restructuring-related expenses and $1 million related to amending the senior credit facility.

     Our European and South American segment's EBIT was $23 million for 2003, down $1 million from $24 million in 2002. However, included in 2002's EBIT was an $11 million gain on the sale of our York, U.K. facility and $1 million related to amending the senior credit facility. Also included in 2002's EBIT was a favorable adjustment in the reserve for our costs to complete Project Genesis, which increased EBIT by $1 million. Included in 2003's EBIT were $4 million of restructuring-related expenses. Higher European OE volumes primarily in ride control contributed $7 million to EBIT. Also contributing to EBIT were European manufacturing efficiencies of $14 million primarily in OE emission control and currency appreciation of $11 million. Additionally, benefits we are realizing from Project Genesis, which is described further in "Restructuring and Other Charges" in this Management's Discussion and Analysis, added to EBIT. These increases were partially offset by lower European aftermarket volumes that reduced EBIT by $11 million. In addition, as a result of our inventory reduction programs, EBIT was reduced by $6 million due to a lower amount of fixed manufacturing costs being absorbed into inventory. Also reducing EBIT were higher selling general and administrative costs. Higher OE revenues for South America helped to reduce the gap between 2003 and 2002 EBIT.

     EBIT for our Asia Pacific segment increased $6 million to $22 million in 2003 compared to $16 million in the prior year. Higher OE revenues in all regions drove this improvement. Additionally, favorable currency exchange rates in Australia increased EBIT by $4 million.

  EBIT AS A PERCENTAGE OF REVENUE

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
North America...............................................   7%      7%
Europe & South America......................................   1%      2%
Asia Pacific................................................   7%      7%
  Total Tenneco Automotive..................................   5%      5%

     In North America, EBIT as a percentage of revenue for 2003 remained flat to the prior year. Higher OE ride control volumes and manufacturing efficiencies were offset by lower aftermarket volumes and related manufacturing inefficiencies. In Europe and South America, EBIT margins for 2003 were down one percent compared to the prior year. OE volume increases, manufacturing efficiencies, restructuring savings and currency appreciation were offset by the impact of a gain on a facility sale in the prior year, lower aftermarket volumes, and higher manufacturing costs. EBIT as a percentage of revenue for our Asia Pacific operations remained at prior year levels. The increase in EBIT from higher OE volumes and currency appreciation was proportional to the change in revenues.

  INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $149 million in 2003 compared to $141 million in 2002. The 2003 interest expense includes $12 million for the write-off of senior debt issuance costs that were deferred on the senior debt that we partially paid with the proceeds of our $350 million bond offering in June of 2003 and fully refinanced in December of 2003. Additionally, we incurred approximately $10 million in higher interest costs related to the 2003 bond offerings and senior debt refinancing. Offsetting this increase was lower interest rates on our variable rate debt and the termination of our three-year floating to fixed interest rate swap agreement that expired on February 3, 2003. See more detailed explanations on our debt structure, including the $350 million bond offering in June 2003, the $125 million bond offering in December 2003 and the senior debt refinancing in December 2003 and their anticipated impact on our interest expense, in "Liquidity and Capital Resources -- Capitalization" earlier in this Management's Discussion and Analysis.

  INCOME TAXES

     Income taxes were a benefit of $6 million in 2003, compared to a benefit of $7 million in 2002. Included in 2003 were benefits of $17 million, including book to return adjustments, settlements of prior year tax issues on a more favorable basis than originally anticipated and a foreign tax adjustment. The effective tax rate for 2003 including the $17 million benefit was a negative 21 percent. Excluding the $17 million benefit our effective tax rate was 37 percent. Included in 2002 were benefits of $19 million related to lower-than-expected costs for income taxes related to foreign operations, book to return adjustments and a change in the effective tax rate in Belgium. The effective tax rate for 2002 including the $19 million benefit was a negative 24 percent. Excluding the $19 million benefit our effective tax rate was 40 percent.

  EARNINGS PER SHARE

     We reported earnings, before cumulative effect of change in accounting principle, per diluted common share of $0.65 for 2003, compared to $0.74 per diluted share for 2002. Included in the results for 2003 are the negative impacts from expenses related to our restructuring activities, the write-off of debt issuance costs relating to the bond transactions in June and December of 2003, the senior debt refinancing in December of 2003 and tax benefits for the resolution of several audit issues. The net impact of these items increased earnings per diluted share by $0.10. Included in the results for 2002 are the negative impacts from expenses related to our restructuring activities, costs related to amending the senior credit facility, a tax benefit for lower withholding on foreign repatriation of earnings, a tax benefit for accrual to return adjustments, a tax benefit for a change in the effective tax rate in Belgium and the gain on the sale of our York, U.K. facility. In total, these items improved earnings per diluted common share by $0.53. You should also read
Note 8 to the consolidated financial statements included in Item 8 for more detailed information on earnings per share.

  CASH FLOWS

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
                                                               (MILLIONS)
Cash provided (used) by:
  Operating activities......................................  $281    $188
  Investing activities......................................  (127)   (107)
  Financing activities......................................   (49)    (73)

     Operating Activities

     For the year ended December 31, 2003, cash flow provided from operating activities was $281 million as compared to $188 million in the prior year. For 2003 cash flow provided from working capital was $78 million as compared to $67 million for 2002. The primary driver was the inventory reduction program, which generated $55 million in cash flow during 2003. This was partially offset by higher cash tax payments and the timing of accruals versus payments in the current year as compared to the prior year. Also included in operating cash flows were $12 million in positive cash flows from the write off of debt issuance costs as a result of the bond issuances in June and December of 2003 and the refinancing of the senior debt in December of 2003. Additionally, we generated positive operating cash flows due to higher minority interest income and non-cash restructuring adjustments taken against the reserve in 2003.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            INDEX TO FINANCIAL STATEMENTS OF TENNECO AUTOMOTIVE INC.
                         AND CONSOLIDATED SUBSIDIARIES

                                                              PAGE
                                                              ----
Management's Report on Internal Control Over Financial
  Reporting.................................................   61
Reports of Independent Registered Public Accounting Firm....   62
Statements of income (loss) for each of the three years in
  the period ended December 31, 2004........................   65
Balance sheets -- December 31, 2004 and 2003................   66
Statements of cash flows for each of the three years in the
  period ended December 31, 2004............................   67
Statements of changes in shareholders' equity for each of
  the three years in the period ended December 31, 2004.....   68
Statements of comprehensive income (loss) for each of the
  three years in the period ended December 31, 2004.........   69
Notes to financial statements...............................   70
Schedule II -- Valuation and Qualifying Accounts............  113

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of Tenneco Automotive Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Management's internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements in financial reporting. Further, due to changing conditions and adherence to established policies and controls, internal control effectiveness may vary over time.

     Management assessed the company's effectiveness of internal controls over financial reporting. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

     Based on our assessment we believe that the company's internal control over financial reporting is effective as of December 31, 2004.

     Deloitte & Touche LLP, Tenneco Automotive Inc.'s independent registered public accounting firm, has issued an audit report on our assessment of the company's internal control over financial reporting. This report appears below.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tenneco Automotive Inc.

     We have audited management's assessment, included in the accompanying Management Report on Internal Controls Over Financial Reporting, that Tenneco Automotive Inc. and consolidated subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in COSO.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004 and the related consolidated statement of income (loss), cash flows, changes in shareholders' equity and comprehensive income (loss) for the year ended December 31, 2004. Our audit also included the financial statement schedule listed in the index at Item 8. Our report dated March 8, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Chicago, Illinois
March 8, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tenneco Automotive Inc.

     We have audited the accompanying consolidated balance sheets of Tenneco Automotive Inc. and consolidated subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income (loss), cash flows, changes in shareholders' equity, and comprehensive income (loss) for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 4, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Chicago, Illinois
March 8, 2005

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2004         2003         2002
                                                           ----------   ----------   ----------
                                                           (MILLIONS EXCEPT SHARE AND PER SHARE
                                                                         AMOUNTS)
REVENUES
  Net sales and operating revenues.......................  $    4,213   $    3,766   $    3,459
                                                           ----------   ----------   ----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation shown
     below)..............................................       3,371        2,994        2,735
  Engineering, research, and development.................          76           67           67
  Selling, general, and administrative...................         417          364          351
  Depreciation and amortization of other intangibles.....         177          163          144
                                                           ----------   ----------   ----------
                                                                4,041        3,588        3,297
                                                           ----------   ----------   ----------
OTHER INCOME (EXPENSE)
  Gain on sale of assets.................................           1           --           10
  Loss on sale of receivables............................          (1)          (2)          (2)
  Other income (expense).................................          (1)          --           (1)
                                                           ----------   ----------   ----------
                                                                   (1)          (2)           7
                                                           ----------   ----------   ----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND
  MINORITY INTEREST......................................         171          176          169
     Interest expense (net of interest capitalized)......         179          149          141
     Income tax benefit..................................         (25)          (6)          (7)
     Minority interest...................................           4            6            4
                                                           ----------   ----------   ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE..............................................          13           27           31
Cumulative effect of change in accounting principle, net
  of income tax..........................................          --           --         (218)
                                                           ----------   ----------   ----------
NET INCOME (LOSS)........................................  $       13   $       27   $     (187)
                                                           ==========   ==========   ==========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding --
     Basic...............................................  41,534,810   40,426,136   39,795,481
     Diluted.............................................  44,180,460   41,767,959   41,667,815
Basic earnings (loss) per share of common stock --
     Before cumulative effect of change in accounting
       principle.........................................  $     0.33   $     0.67   $     0.78
     Cumulative effect of change in accounting
       principle.........................................          --           --        (5.48)
                                                           ----------   ----------   ----------
                                                           $     0.33   $     0.67   $    (4.70)
                                                           ==========   ==========   ==========
Diluted earnings (loss) per share of common stock --
     Before cumulative effect of change in accounting
       principle.........................................  $     0.31   $     0.65   $     0.74
     Cumulative effect of change in accounting
       principle.........................................          --           --        (5.48)
                                                           ----------   ----------   ----------
                                                           $     0.31   $     0.65   $    (4.74)
                                                           ==========   ==========   ==========

  The accompanying notes to financial statements are an integral part of these statements of income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                                                DECEMBER 31,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
                                                                 (MILLIONS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $   214   $   145
  Receivables --
     Customer notes and accounts, net.......................      458       427
     Other..................................................       30        15
  Inventories...............................................      382       343
  Deferred income taxes.....................................       70        63
  Prepayments and other.....................................      124       104
                                                              -------   -------
                                                                1,278     1,097
                                                              -------   -------
Other assets:
  Long-term notes receivable, net...........................       24        21
  Goodwill..................................................      196       193
  Intangibles, net..........................................       24        25
  Deferred income taxes.....................................      309       247
  Pension assets............................................       --         6
  Other.....................................................      145       145
                                                              -------   -------
                                                                  698       637
                                                              -------   -------
Plant, property, and equipment, at cost.....................    2,451     2,303
  Less -- Reserves for depreciation and amortization........    1,317     1,192
                                                              -------   -------
                                                                1,134     1,111
                                                              -------   -------
                                                              $ 3,110   $ 2,845
                                                              =======   =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
     debt)..................................................  $    19   $    20
  Trade payables............................................      696       621
  Accrued taxes.............................................       24        19
  Accrued interest..........................................       35        42
  Accrued liabilities.......................................      226       162
  Other.....................................................       47        29
                                                              -------   -------
                                                                1,047       893
                                                              -------   -------
Long-term debt..............................................    1,401     1,410
                                                              -------   -------
Deferred income taxes.......................................      126       123
                                                              -------   -------
Postretirement benefits.....................................      276       266
                                                              -------   -------
Deferred credits and other liabilities......................       86        72
                                                              -------   -------
Commitments and contingencies
Minority interest...........................................       24        23
                                                              -------   -------
Shareholders' equity:
  Common stock..............................................       --        --
  Premium on common stock and other capital surplus.........    2,764     2,751
  Accumulated other comprehensive loss......................     (185)     (241)
  Retained earnings (accumulated deficit)...................   (2,189)   (2,212)
                                                              -------   -------
                                                                  390       298
  Less -- Shares held as treasury stock, at cost............      240       240
                                                              -------   -------
                                                                  150        58
                                                              -------   -------
                                                              $ 3,110   $ 2,845
                                                              =======   =======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2004     2003     2002
                                                              ------   ------   ------
                                                                     (MILLIONS)
OPERATING ACTIVITIES
Net income before cumulative effect of change in accounting
  principle.................................................  $  13    $  27    $  31
Adjustments to reconcile income before cumulative effect of
  change in accounting principle to cash provided (used) by
  operating activities --
     Depreciation and amortization of other intangibles.....    177      163      144
     Deferred income taxes..................................    (59)     (29)     (39)
     (Gain) loss on sale of assets, net.....................     --        2       (8)
     Changes in components of working capital --
       (Increase) decrease in receivables...................     (4)      13        9
       (Increase) decrease in inventories...................    (19)      55       --
       (Increase) decrease in prepayments and other current
        assets..............................................     (4)      (1)       6
       Increase (decrease) in payables......................     53       52       56
       Increase (decrease) in accrued taxes.................      2      (30)       3
       Increase (decrease) in accrued interest..............     (7)      19       (2)
       Increase (decrease) in other current liabilities.....     27      (30)      (5)
     Other..................................................     21       40       (7)
                                                              -----    -----    -----
Net cash provided by operating activities...................    200      281      188
                                                              -----    -----    -----
INVESTING ACTIVITIES
Net proceeds from sale of assets............................     15        8       24
Expenditures for plant, property, and equipment.............   (130)    (130)    (138)
Investments and other.......................................     (1)      (5)       7
                                                              -----    -----    -----
Net cash used by investing activities.......................   (116)    (127)    (107)
                                                              -----    -----    -----
FINANCING ACTIVITIES
Issuance of common shares...................................     10       --       --
Issuance of long-term debt..................................    500      891        3
Debt issuance costs on long-term debt.......................    (13)     (27)      --
Retirement of long-term debt................................   (508)    (791)    (123)
Net increase (decrease) in short-term debt excluding current
  maturities of long-term debt..............................     (1)    (121)      47
Other.......................................................     --       (1)      --
                                                              -----    -----    -----
Net cash used by financing activities.......................    (12)     (49)     (73)
                                                              -----    -----    -----
Effect of foreign exchange rate changes on cash and cash
  equivalents...............................................     (3)     (14)      (7)
                                                              -----    -----    -----
Increase (decrease) in cash and cash equivalents............     69       91        1
Cash and cash equivalents, January 1........................    145       54       53
                                                              -----    -----    -----
Cash and cash equivalents, December 31 (Note)...............  $ 214    $ 145    $  54
                                                              =====    =====    =====
Cash paid during the year for interest......................  $ 185    $ 115    $ 145
Cash paid during the year for income taxes (net of
  refunds)..................................................  $  18    $  46    $  27
NON-CASH INVESTING AND FINANCING ACTIVITIES
Obligation for long-term capital lease......................  $  --    $  --    $  (3)

------------------
Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                   YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------------
                                                      2004                   2003                   2002
                                              --------------------   --------------------   --------------------
                                                SHARES     AMOUNT      SHARES     AMOUNT      SHARES     AMOUNT
                                              ----------   -------   ----------   -------   ----------   -------
                                                               (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1...........................  42,167,296   $    --   41,347,340   $    --   41,355,074   $    --
  Issued (Reacquired) pursuant to benefit
    plans...................................     438,785        --      534,221        --      (35,960)       --
  Stock options exercised...................   1,669,513        --      285,735        --       28,226        --
                                              ----------   -------   ----------   -------   ----------   -------
Balance December 31.........................  44,275,594        --   42,167,296        --   41,347,340        --
                                              ==========   =======   ==========   =======   ==========   =======
PREMIUM ON COMMON STOCK AND OTHER CAPITAL
  SURPLUS
Balance January 1...........................                 2,751                  2,749                  2,748
  Premium on common stock issued pursuant to
    benefit plans...........................                    13                      2                      1
                                                           -------                -------                -------
Balance December 31.........................                 2,764                  2,751                  2,749
                                                           -------                -------                -------
ACCUMULATED OTHER COMPREHENSIVE INCOME
  (LOSS)
Balance January 1...........................                  (241)                  (357)                  (375)
  Other comprehensive income................                    56                    116                     18
                                                           -------                -------                -------
Balance December 31.........................                  (185)                  (241)                  (357)
                                                           -------                -------                -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1...........................                (2,212)                (2,246)                (2,059)
  Net income (loss).........................                    13                     27                   (187)
  Other.....................................                    10                      7                     --
                                                           -------                -------                -------
Balance December 31.........................                (2,189)                (2,212)                (2,246)
                                                           -------                -------                -------
LESS -- COMMON STOCK HELD AS TREASURY STOCK,
  AT COST
Balance January 1 and December 31...........   1,294,692       240    1,294,692       240    1,294,692       240
                                              ==========   -------   ==========   -------   ==========   -------
  Total.....................................               $   150                $    58                $   (94)
                                                           =======                =======                =======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                      YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                                2004                            2003                            2002
                                    -----------------------------   -----------------------------   -----------------------------
                                     ACCUMULATED                     ACCUMULATED                     ACCUMULATED
                                        OTHER                           OTHER                           OTHER
                                    COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                       INCOME          INCOME          INCOME          INCOME          INCOME          INCOME
                                       (LOSS)          (LOSS)          (LOSS)          (LOSS)          (LOSS)          (LOSS)
                                    -------------   -------------   -------------   -------------   -------------   -------------
                                                                             (MILLIONS)
NET INCOME (LOSS).................                       $13                            $ 27                            $(187)
                                                         ---                            ----                            -----
ACCUMULATED OTHER COMPREHENSIVE
  LOSS
  CUMULATIVE TRANSLATION
    ADJUSTMENT
  Balance January 1...............      $(143)                          $(273)                          $(316)
    Translation of foreign
      currency statements.........         80             80              130            130               43              43
                                        -----                           -----                           -----
  Balance December 31.............        (63)                           (143)                           (273)
                                        -----                           -----                           -----
  FAIR VALUE OF INTEREST RATE
    SWAPS
  Balance January 1...............         --                              (4)                            (17)
    Fair value adjustment.........         --             --                4              4               13              13
                                        -----                           -----                           -----
  Balance December 31.............         --                              --                              (4)
                                        -----                           -----                           -----
  ADDITIONAL MINIMUM PENSION
    LIABILITY ADJUSTMENT
  Balance January 1...............        (98)                            (80)                            (42)
    Additional minimum pension
      liability adjustment........        (28)           (28)             (29)           (29)             (61)            (61)
    Income tax benefit............          4              4               11             11               23              23
                                        -----                           -----                           -----
  Balance December 31.............       (122)                            (98)                            (80)
                                        -----                           -----                           -----
Balance December 31...............      $(185)                          $(241)                          $(357)
                                        =====            ---            =====           ----            =====           -----

Other comprehensive income........                        56                             116                               18
                                                         ---                            ----                            -----

COMPREHENSIVE INCOME (LOSS).......                       $69                            $143                            $(169)
                                                         ===                            ====                            =====

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

  Sales of Accounts Receivable

     We entered into an agreement during the third quarter of 2000 to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party, net of a factoring discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $124 million, $123 million, and $101 million at December 31, 2004, 2003, and 2002, respectively. We recognized a loss of approximately $1 million, $2 million, and $2 million during 2004, 2003, and 2002, respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, and it averaged 4.7 percent during the time period in 2004 when we sold receivables. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

  Inventories

     At December 31, 2004 and 2003, inventory by major classification was as follows:

                                                              2004   2003
                                                              ----   ----
                                                              (MILLIONS)
Finished goods..............................................  $153   $149
Work in process.............................................    85     73
Raw materials...............................................   105     83
Materials and supplies......................................    39     38
                                                              ----   ----
                                                              $382   $343
                                                              ====   ====

     Our inventories are stated at the lower of cost or market value. A portion of total inventories (17 percent and 19 percent at December 31, 2004 and 2003, respectively) is valued using the last-in, first-out method. If we had used the first-in, first-out ("FIFO") method of accounting for these inventories, they would have been $14 million and $11 million higher at December 31, 2004 and 2003, respectively. We value all other inventories using the FIFO or average cost methods at the lower of cost or market value.

  Goodwill and Intangibles, net

     At December 31, 2004 and 2003, goodwill and intangibles, net of amortization, by major category were as follows:

                                                              2004   2003
                                                              ----   ----
                                                              (MILLIONS)
Goodwill....................................................  $196   $193
Other intangible assets, net................................    24     25
                                                              ----   ----
                                                              $220   $218
                                                              ====   ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     The changes in the carrying amount of goodwill for the twelve months ended December 31, 2004, are as follows:

                                                   NORTH      EUROPE &       ASIA
                                                  AMERICA   SOUTH AMERICA   PACIFIC   TOTAL
                                                  -------   -------------   -------   -----
                                                                 (MILLIONS)
Balance at 12/31/03.............................   $138          $37          $18     $193
Translation adjustments.........................     --            2            1        3
                                                   ----          ---          ---     ----
Balance at 12/31/04.............................   $138          $39          $19     $196
                                                   ====          ===          ===     ====

     You should read "Changes in Accounting Principles" below for information about the goodwill accounting requirement and the charge we recorded in 2002 to recognize the cumulative effect of this change in accounting principle. You should also read Note 4 to the financial statements for additional information related to the charge recorded.

     We have capitalized certain intangible assets, primarily trademarks and patents, based on their estimated fair value at the date we acquired them. We amortize these intangible assets on a straight-line basis over periods ranging from five to 30 years. Amortization of intangibles amounted to less than $1 million in 2004, 2003, and 2002, and is included in the statements of income
(loss) caption "Depreciation and amortization of other intangibles." The carrying amount and accumulated amortization are as follows:

                                                                   DECEMBER 31, 2004
                                                             -----------------------------
                                                             GROSS CARRYING   ACCUMULATED
                                                                 VALUE        AMORTIZATION
                                                             --------------   ------------
                                                                      (MILLIONS)
Amortized Intangible Assets
  Patents..................................................        $3             $(2)
  Noncompete covenants.....................................         2              (1)
  Trademarks...............................................         2              (2)
  Technology rights & capital subsidies....................         2              (1)
                                                                   --             ---
  Total....................................................        $9             $(6)
                                                                   ==             ===

     Non-amortized intangible assets include $21 million for the company's intangible pension assets.

     Estimated amortization of intangibles assets over the next five years is expected to be less than $1 million each year.

  Plant, Property, and Equipment, at Cost

     At December 31, 2004 and 2003, plant, property, and equipment, at cost, by major category were as follows:

                                                               2004     2003
                                                              ------   ------
                                                                (MILLIONS)
Land, buildings, and improvements...........................  $  418   $  389
Machinery and equipment.....................................   1,848    1,732
Other, including construction in progress...................     185      182
                                                              ------   ------
                                                              $2,451   $2,303
                                                              ======   ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     We depreciate these properties on a straight-line basis over the estimated useful lives of the assets. Useful lives range from 10 to 50 years for buildings and improvements and from three to 25 years for machinery and equipment.

  Notes Receivable and Allowance for Doubtful Accounts

     Short and long-term notes receivable outstanding were $34 million and $28 million at December 31, 2004 and 2003, respectively. The allowance for doubtful accounts on short- and long-term notes receivable was zero at both December 31, 2004 and 2003, respectively.

     At December 31, 2004 and 2003, the allowance for doubtful accounts on short- and long-term accounts receivable was $22 million and $23 million, respectively.

  Other Long-Term Assets

     We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. We had long-term receivables of $17 million and $15 million on the balance sheet at December 31, 2004 and 2003, respectively, for guaranteed pre-production design and development reimbursement arrangements with our customers. In addition, property, plant and equipment includes $57 million and $49 million at December 31, 2004 and 2003, respectively, for original equipment tools and dies that we own, and prepayments and other includes $44 million and $34 million at December 31, 2004 and 2003, respectively, for in-process tools and dies that we are building for our original equipment customers.

     We capitalize certain costs related to the purchase and development of software that we use in our business operations. We amortize the costs attributable to these software systems over their estimated useful lives, ranging from three to 12 years, based on various factors such as the effects of obsolescence, technology, and other economic factors. Capitalized software development costs, net of amortization, were $90 million and $89 million at December 31, 2004 and 2003, respectively, and is recorded in other long-term assets.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

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

  Engineering, Research and Development

     We expense engineering, research, and development costs as they are incurred. Engineering, research and development expenses were $76 million for 2004 and $67 million for both 2003 and 2002, and are included in the income statement caption of the same name. Of these amounts, $12 million in 2004, $9 million in 2003, and $6 million in 2002 relate to research and development, which includes the search, design, and development of a new unproven product or process. Additionally, $35 million, $35 million, and $36 million of engineering, research, and development expense for 2004, 2003, and 2002, respectively, relates to improvements and enhancements to existing products and processes. The remainder of the expenses in each year relate to engineering costs we incurred for application of existing products and processes to vehicle platforms. Further, our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering research and development expense for 2004, 2003, and 2002 has been reduced by $46 million, $38 million, and $32 million, respectively, for these reimbursements.

  Foreign Currency Translation

     We translate the financial statements of foreign subsidiaries into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for revenues and expenses in each period. We record translation adjustments for those subsidiaries whose local currency is their functional currency as a component of accumulated other comprehensive loss in shareholders' equity. We recognize transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred, except for those transactions which hedge purchase commitments and for those intercompany balances which are designated as long-term investments. Net income (loss) included foreign currency transaction losses of $2 million in 2004, $3 million in 2003, and $9 million in 2002.

  Risk Management Activities

     We use derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates, and interest rate swaps to hedge our exposure to changes in interest rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Net gains or losses on these foreign currency exchange contracts that are designated as hedges are recognized in the income statement to offset the foreign currency gain or loss on the underlying transaction. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on some intercompany and third party trade receivables and payables. Since these anticipated transactions are not firm commitments, we mark these forward contracts to market each period and record any gain or loss in the income statement. From time to time we have also entered into forward contracts to hedge our net investment in foreign subsidiaries. We recognize the after-tax net gains or losses on these contracts on the accrual basis in the

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES balance sheet caption "Accumulated other comprehensive loss." In the statement of cash flows, cash receipts or payments related to these exchange contracts are classified consistent with the cash flows from the transaction being hedged.

     We do not enter into derivative financial instruments for speculative purposes.

  Stock Options

     We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Our stock-based employee compensation plans are described more fully in Note 8. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," and amended by SFAS No. 148, "Accounting for Stock-based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123," we follow the disclosure requirements only of SFAS No. 123. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123:

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2004      2003       2002
                                                         -------   -------   --------
                                                          (MILLIONS EXCEPT PER SHARE
                                                                   AMOUNTS)
Net income (loss)......................................   $  13     $  27     $ (187)
Add: Stock-based employee compensation expense included
  in net income, net of income tax.....................      14         4          4
Deduct: Stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of income tax............................     (16)       (6)        (6)
                                                          -----     -----     ------
Pro forma net income (loss)............................   $  11     $  25     $ (189)
                                                          =====     =====     ======
Earnings (loss) per share:
Basic -- as reported...................................   $0.33     $0.67     $(4.70)
Basic -- pro forma.....................................   $0.28     $0.63     $(4.74)
Diluted -- as reported.................................   $0.31     $0.65     $(4.74)
Diluted -- pro forma...................................   $0.26     $0.61     $(4.78)

     The fair value of each option granted during 2004, 2003, and 2002 is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for grants in 2004, 2003, and 2002, respectively: (i) risk-free interest rates of 4.07 percent, 4.01 percent, and 5.09 percent; (ii) expected lives of 10.0, 10.0, and 10.0 years; (iii) expected volatility 43.56 percent, 40.45 percent, and 39.56 percent; and (iv) dividend yield of 0.0 percentage, 0.0 percentage, and 0.0 percentage.

  Changes in Accounting Principles

     In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was revised in December 2003. FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This interpretation as revised was effective January 1, 2004. The adoption of FIN 46 had no impact on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amended and clarified financial accounting and

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 had no impact on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 established standards for classification of certain financial instruments that have characteristics of both liabilities and equity but have been presented entirely as equity or between the liabilities and equity section of the statement of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 had no impact on our financial position.

     In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits an amendment of FASB Statements Nos. 87, 88 and 106." The revised SFAS No. 132 changes employers' disclosures about pension plans and other postretirement benefits and requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost. For disclosures required by this statement see Note 10.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduced a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. As permitted by FASB Staff Position ("FSP") 106-1, we previously chose to defer recognizing the effects of the Act on our postretirement healthcare insurance plans until authoritative guidance was issued by the FASB. In May 2004, the FASB issued FSP No. 106-2, which supercedes FSP No. 106-1 and required accounting for the effects of the Act no later than our quarter ended September 30, 2004. The adoption of FSP 106-2 did not have a material impact on our consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an amendment of Accounting Research Bulletin No. 43, Chapter 4." This statement requires idle facility expenses, excessive spoilage, double freight and rehandling costs to be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.

     In December 2004, the FASB revised SFAS No. 123, "Share-Based Payment" which supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." This revised statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The revised SFAS No. 123 is effective for interim or annual reporting periods that begin after June 15, 2005. We estimate that the impact on our net income and earnings per share will not exceed approximately $2 million or $0.05 per diluted share. See "Stock Options" above.

     In December 2004, the FASB issued FSP No. 109-1. FSP No. 109-1 provides guidance on the application of FASB Statement No. 109, "Accounting for Income Taxes," to the provision within The American Jobs Creation Act of 2004 (The Act) that provides a tax deduction on qualified production activities. The purpose behind this special deduction is to provide a tax incentive to companies that maintain or expand U.S. manufacturing activities. FSP No. 109-1 was effective upon issuance. The adoption of FSP 109-1 did not have any impact on our consolidated financial statements.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     In December 2004, the FASB issued FSP No. 109-2. FSP No. 109-2 addresses the question on the impact of a company's APB No. 23 Accounting for Income
Taxes -- Special Areas representation under The Act, which provides for a special one-time 85 percent dividend deduction on dividends from foreign subsidiaries. FSP No. 109-2 was effective upon issuance. The issuance of FSP No. 109-2 does not change how we apply APB No. 23, and therefore, did not have any impact on our consolidated financial statements.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include allowances for doubtful receivables, promotional and product returns, pension and post-retirement benefit plans, income taxes, and contingencies. These items are covered in more detail in Note 1, Note 7, Note 10, and Note 12. Actual results could differ from those estimates.

  Reclassifications

     Prior years' financial statements have been reclassified where appropriate to conform to 2004 presentations.

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

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. Project Genesis involved closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $0.81 per diluted common share. We eliminated 974 positions in connection with Project Genesis. Additionally, we executed this plan more efficiently than originally anticipated and as a result in the fourth quarter of 2002 reduced our reserves related to this restructuring activity by $6 million, which was recorded in cost of sales. In the fourth quarter of 2003, we reclassified $2 million of severance reserve to the asset impairment reserve. This reclassification became necessary as actual asset impairments along with the sale of our closed facilities were different than the original estimates. We completed the remaining restructuring activities under Project Genesis as of the end of 2004. Since Project Genesis was announced, we have undertaken a number of related projects designed to restructure our operations, described below.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     In October of 2003, we announced the closing of an emission control manufacturing facility in Birmingham, U.K. Approximately 130 employees were eligible for severance benefits in accordance with union contracts and U.K. legal requirements. We incurred approximately $3 million in costs related to this action in 2004. This action is in addition to the plant closings announced in Project Genesis in the fourth quarter of 2001.

     In October 2004, we announced a plan to eliminate 250 salaried positions through selected layoffs and an elective early retirement program. The majority of the layoffs are at the middle and senior management level. We expect to incur charges of approximately $24 to $26 million related to these reductions. As of December 31, 2004, we have incurred $21 million in severance costs. Of this total, $6 million was recorded in cost of sales and $15 million was recorded in selling, general and administrative. We anticipate incurring the remaining costs by April of 2005. Of the total $21 million in severance costs incurred to date, $5 million represents cash payments with the remainder accrued in other short-term liabilities.

     Including the above costs, we incurred $40 million in restructuring and restructuring-related costs in 2004. Of this total, $18 million related to the continuation of the optimization of our manufacturing footprint that was started with Project Genesis in 2001.

     Including the costs incurred in 2002 and 2003 of $19 million, we have incurred a total of $59 million for activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for these actions.

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives over the 2002 to 2006 time period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. As of December 31, 2004, we have excluded $59 million of the $60 million available under the terms of the senior credit facility. In addition to the announced actions, we will continue to evaluate additional opportunities to initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution and manufacturing footprint for the future. There can be no assurances, however, that we will undertake additional restructuring actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee, and if the costs of the plans exceed the amount previously approved by our senior lenders, could require approval by our senior lenders. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

     In February of 2005, we amended our senior credit facility. As amended, we are allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to restructuring initiatives occurring after February 2005 from the calculation of the financial covenant ratios required under our senior credit facility.

3. ACQUISITION

     In February 2005, we announced the acquisition of substantially all the exhaust assets of Gabilan Manufacturing, Inc., a privately held company that has developed and manufactured motorcycle exhaust systems for Harley-Davidson motorcycles since 1978. The company also produces aftermarket muffler kits for Harley-Davidson. We purchased Gabilan's assets for $10 million in cash and expect the acquisition to be accretive within the first year. Gabilan generated approximately $38 million in revenue in 2004.

4. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES only approach. Therefore, amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, ceased upon adoption. Prior to the adoption of SFAS No. 142, goodwill was amortized using the straight-line method over periods ranging from 15 to 40 years.

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

5. LONG-TERM DEBT, SHORT-TERM DEBT, AND FINANCING ARRANGEMENTS

  Long-Term Debt

     A summary of our long-term debt obligations at December 31, 2004 and 2003, is set forth in the following table:

                                                               2004     2003
                                                              ------   ------
                                                                (MILLIONS)
Tenneco Automotive Inc. --
Senior Term Loans due 2010, average effective interest rate
  5.4% in 2004 and 4.4% in 2003.............................  $  396   $  400
  10 1/4% Senior Secured Notes due 2013, including
     unamortized premium....................................     489      491
  11 5/8% Senior Subordinated Notes due 2009................      --      500
  8 5/8% Senior Subordinated Notes due 2014.................     500       --
  Debentures due 2008 through 2025, average effective
     interest rate 9.3% in 2004 and 9.3% in 2003............       3        3
  Notes due 2005 through 2007, average effective interest
     rate 7.2% in 2004 and 7.2% in 2003.....................       2        2
Other subsidiaries --
  Notes due 2005 through 2011, average effective interest
     rate 4.6% in 2004 and 4.7% in 2003.....................      20       22
                                                              ------   ------
                                                               1,410    1,418
Less -- current maturities..................................       9        8
                                                              ------   ------
Total long-term debt........................................  $1,401   $1,410
                                                              ======   ======

     The aggregate maturities and sinking fund requirements applicable to the issues outstanding at December 31, 2004, are $9 million, $7 million, $8 million, $9 million, and $8 million for 2005, 2006, 2007, 2008, and 2009, respectively.

  Short-Term Debt

     We principally use revolving credit facilities to finance our short-term capital requirements. As a result, we classify the outstanding balance of borrowings under the revolving credit facilities within our short-term debt. The revolving credit facility balance included in short-term debt was zero at both

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

December 31, 2004 and December 31, 2003. Information regarding our short-term debt as of and for the years ended December 31, 2004 and 2003 is as follows:

                                                              2004   2003
                                                              ----   ----
                                                              (MILLIONS)
Current maturities on long-term debt........................  $ 9    $ 8
Notes payable...............................................   10     12
                                                              ---    ---
Total short-term debt.......................................  $19    $20
                                                              ===    ===

                                                                    2004                2003
                                                              -----------------   -----------------
                                                              NOTES PAYABLE (A)   NOTES PAYABLE (A)
                                                              -----------------   -----------------
                                                                      (DOLLARS IN MILLIONS)
Outstanding borrowings at end of year.......................        $  10               $ 12
Weighted average interest rate on outstanding borrowings at
  end of year (b)...........................................         6.09%               4.8%
Approximate maximum month-end outstanding borrowings during
  year......................................................        $ 379               $291
Approximate average month-end outstanding borrowings during
  year......................................................        $  32               $137
Weighted average interest rate on approximate average
  month-end outstanding borrowings during year (b)..........          4.8%               5.0%

-------------------------

(a) Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

(b) This calculation does not include the commitment fees to be paid on the unused revolving credit facilities balances which are recorded as interest expense for accounting purposes.

  Financing Arrangements

                                                              COMMITTED CREDIT FACILITIES (A)
                                                     -------------------------------------------------
                                                                     DECEMBER 31, 2004
                                                     -------------------------------------------------
                                                                                LETTERS OF
                                            TERM     COMMITMENTS   BORROWINGS   CREDIT (B)   AVAILABLE
                                           -------   -----------   ----------   ----------   ---------
                                                                   (MILLIONS)
Tenneco Automotive Inc. revolving credit
  agreement..............................     2008      $220          $--          $--         $220
Tenneco Automotive Inc. Tranche B letter
  of credit/revolving loan agreement.....     2010       180           --           46          134
Subsidiaries' credit agreements..........  Various        10           10           --           --
                                                     -----------   ----------   ----------   ---------
                                                        $410          $10          $46         $354
                                                     ===========   ==========   ==========   =========

-------------------------

(a) We generally are required to pay commitment fees on the unused portion of the total commitment.

(b) Letters of credit reduce the available borrowings under the revolving credit agreement.

     Senior Credit Facility -- Overview and Recent Transactions. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. We originally entered into this facility in 1999 and since that time have periodically requested and received amendments to the facility for various purposes. In December of 2003, we engaged in a series of transactions that resulted in the full refinancing of the facility, through an amendment and restatement. As of December 31, 2004, the senior credit facility consisted of a seven-year, $396 million

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES term loan B facility maturing in December 2010; a five-year, $220 million revolving credit facility maturing in December 2008; and a seven-year, $180 million tranche B-1 letter of credit/revolving loan facility maturing in December 2010. In February 2005, we amended the facility, which resulted in reduced interest rates on the term loan B and tranche B-1 letter of credit/revolving loan portions of the facility. We also made a voluntary prepayment of $40 million on the term loan B facility, reducing borrowings to $356 million. These transactions are described in more detail below.

     In June 2003, we issued $350 million of 10 1/4 percent senior secured notes. The notes have a final maturity date of July 15, 2013. We received net proceeds in the second quarter of 2003 from the offering of the notes, after deducting underwriting discounts, commissions and expenses, of $338 million. We used the net proceeds of the offering to repay outstanding amounts under our senior credit facility as follows: (i) to prepay $199 million on the term loan A that was due November 4, 2005, (ii) to prepay $52 million on the term loans B and C that was due November 4, 2007 and May 4, 2008, respectively, and (iii) to prepay outstanding borrowings of $87 million under the revolving credit portion of our senior credit facility. These notes are described in more detail below under "Senior Secured and Subordinated Notes."

     In December 2003, we amended and restated our senior credit facility and issued an additional $125 million of 10 1/4 percent senior secured notes. We received $136 million of net proceeds from the offering of the additional $125 million of 10 1/4 percent senior secured notes, after deducting underwriting discounts and other expenses and including a 13 percent price premium over par. We also received $391 million in net proceeds from new term loan B borrowings under the amended and restated senior credit facility, after deducting fees and other expenses. We used the combined net proceeds of $527 million to prepay the remaining $514 million outstanding under term loans A, B and C under the senior credit facility immediately prior to the completion of the transaction. The remaining $13 million of net proceeds were used for general corporate purposes.

     We incurred $27 million in fees associated with the issuance of the aggregate $475 million of 10 1/4 percent senior secured notes and the amendment and restatement of our senior credit facility. These fees will be amortized over the term of the senior secured notes and the amended and restated senior credit facility.

     Based on our use of the net proceeds from both the June and December 2003 transactions, these transactions would have increased our annual interest expense by approximately $9 million. This does not give effect to the fixed-to-floating interest rate swaps we completed in April 2004, described below. In addition, we expensed in the second and fourth quarters of 2003 a total of approximately $12 million of existing deferred debt issuance costs as a result of retiring the term loans under the senior credit facility.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at a per annum rate of 10 1/4 percent to floating interest rate debt at a per annum rate of LIBOR plus a spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2004 resulted in lower interest expense of approximately $3 million for the year. The LIBOR rate as of December 31, 2004 as determined under these agreements is 1.86 percent. This rate remained in effect until January 15, 2005 when it increased to 2.89 percent. Based upon the LIBOR of 2.89 percent which was in effect as of January 15, 2005 under these agreements (and remains in effect until July 15, 2005), these swaps would reduce our 2005 annual interest expense by approximately $2 million. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such are recorded on the balance sheet at market value with an offset to the underlying hedged item, which is long term debt. As of December 31, 2004, the fair value of the interest rate swaps was a liability of approximately $1 million, which has been recorded as a decrease to long term debt and an increase to other long term liabilities.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     In November 2004, we refinanced our $500 million of 11 5/8 percent senior subordinated notes maturing in October of 2009 with new senior subordinated notes. The new notes have an interest rate of 8 5/8 percent, a maturity date of November 15, 2014 and contain substantially similar terms as the notes refinanced. Premium payments and other fees in connection with the refinancing of these notes totaled approximately $40 million, including a $29 million or 5.813% price premium over par on the redeemed notes. The new notes accrue interest from November 19, 2004 with an initial interest payment date of May 15, 2005. These notes are described in more detail below under "Senior Secured and Subordinated Notes."

     In connection with the refinancing of the $500 million in senior subordinated notes we amended the senior credit facility effective November 17, 2004. This amendment allowed us to use up to $50 million in cash on hand to pay redemption premiums and/or other fees and costs in connection with the redemption and refinancing of the senior subordinated notes. This amendment also excluded any redemption premium associated with the 11 5/8 percent senior subordinated notes and any interest incurred on the notes between the call date of November 19, 2004 and the redemption date of December 20, 2004 from cash interest expense for purposes of the definition of consolidated interest expense in the senior credit facility. In exchange for these amendments, we agreed to pay a small fee to the consenting lenders. We also incurred approximately $13 million in legal, advisory and other costs related to the amendment and the issuance of the new senior subordinated notes. These amounts were capitalized and will be amortized over the remaining terms of the senior subordinated notes and senior credit facility.

     Our interest expense increased in 2004 by $42 million due to the fees and expenses associated with the refinancing of our senior subordinated notes, which includes an expense of $8 million for existing deferred debt issuance costs associated with the 11 5/8 percent senior subordinated notes.

     In February 2005 we amended our senior credit facility to reduce by 75 basis points the interest rate on the term loan B facility and the tranche B-1 letter of credit/revolving loan facility. In connection with the amendment, we voluntarily prepaid $40 million in principal on the term loan B, reducing the term loan B facility from $396 million to $356 million.

     Additional provisions of the amendment to the senior credit facility agreement (i) amend the definition of EBITDA to exclude up to $60 million in restructuring-related expenses announced and taken after February 2005, (ii) increase permitted investments to $50 million, (iii) exclude expenses related to the issuance of stock options from the definition of consolidated net income,
(iv) permit us to redeem up to $125 million of senior secured notes after January 1, 2008 (subject to certain conditions), (v) increase our ability to add commitments under the revolving credit facility by $25 million, and (vi) make other minor modifications. We incurred approximately $1 million in fees and expenses associated with this amendment, which will be capitalized and amortized over the remaining term of the agreement.

     Senior Credit Facility -- Forms of Credit Provided. Following the February 2005 voluntary prepayment of $40 million, the term loan B facility is payable as follows: $74 million due March 31, 2010, and $94 million due each of June 30, September 30 and December 12, 2010. The revolving credit facility requires that it be repaid by December 2008. Prior to that date, funds may be borrowed, repaid and reborrowed under the revolving credit facility without premium or penalty. Letters of credit may be issued under the revolving credit facility.

     The tranche B-1 letter of credit/revolving loan facility requires that it be repaid by December 2010. We can borrow revolving loans from the $180 million tranche B-1 letter of credit/revolving loan facility and use that facility to support letters of credit. The tranche B-1 letter of credit/revolving loan facility

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES lenders have deposited $180 million with the administrative agent, who has invested that amount in time deposits. We do not have an interest in any of the funds on deposit. When we draw revolving loans under this facility, the loans are funded from the $180 million on deposit with the administrative agent. When we make repayments, the repayments are redeposited with the administrative agent.

     Under current accounting rules, the tranche B-1 letter of credit/revolving loan facility will be reflected as debt on our balance sheet only if we have outstanding thereunder revolving loans or payments by the facility in respect of letters of credit. We will not be liable for any losses to or misappropriation of any (i) return due to the administrative agent's failure to achieve the return described above or to pay all or any portion of such return to any lender under such facility or (ii) funds on deposit in such account by such lender (other than the obligation to repay funds released from such accounts and provided to us as revolving loans under such facility).

     Senior Credit Facility -- Interest Rates and Fees. Borrowings under the term loan B facility and the tranche B-1 letter of credit/revolving loan facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 300 basis points (reduced to 225 basis points in February 2005); or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 200 basis points (reduced to 125 basis points in February 2005). There is no cost to us for issuing letters of credit under the tranche B-1 letter of credit/ revolving loan facility, however outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. If a letter of credit issued under this facility is subsequently paid and we do not reimburse the amount paid in full, then a ratable portion of each lender's deposit would be used to fund the letter of credit. We pay the tranche B-1 lenders a fee which is equal to LIBOR plus 300 basis points (reduced to 225 basis points in February 2005). This fee is offset by the return on the funds deposited with the administrative agent which earn interest at a per annum rate approximately equal to LIBOR. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits and effectively increases our interest expense at a per annum rate equal to LIBOR. The interest margins for borrowings under the term loan B facility and tranche B-1 letter of credit/revolving loan facility will be further reduced by 25 basis points following: the end of each fiscal quarter for which the consolidated leverage ratio is less than 3.0 or at the point our credit ratings are improved to BB- or better by Standard & Poor's (and are rated at least B1 by Moody's) or to Ba3 or better by Moody's (and are rated at least B+ by Standard & Poor's).

     Borrowings under the revolving credit facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 325 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 225 basis points. Letters of credit issued under the revolving credit facility accrue a letter of credit fee at a per annum rate of 325 basis points for the pro rata account of the lenders under such facility and a fronting fee for the ratable account of the issuers thereof at a per annum rate in an amount to be agreed upon payable quarterly in arrears. The interest margins for borrowings and letters of credit issued under the revolving credit facility are subject to adjustment based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. The margin we pay on the revolving credit facility will be reduced by 25 basis points following each fiscal quarter for which the consolidated leverage ratio is less than 4.0 beginning in March 2005. We also pay a commitment fee of 50 basis points on the unused portion of the revolving credit facility. This commitment fee will be reduced by 12.5 basis points following the end of each fiscal quarter for which the consolidated leverage ratio is less than 3.5.

     Senior Credit Facility -- Other Terms and Conditions. The amended and restated senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratio

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

(consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratio (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) at the end of each period indicated. The financial ratios required under the amended senior credit facility and, the actual ratios we achieved for the four quarters of 2004, are shown in the following tables:

                                                            QUARTER ENDED
                                    --------------------------------------------------------------
                                     MARCH 31,        JUNE 30,      SEPTEMBER 30,     DECEMBER 31,
                                        2004            2004             2004             2004
                                    ------------    ------------    --------------    ------------
                                    REQ.    ACT.    REQ.    ACT.    REQ.     ACT.     REQ.    ACT.
                                    ----    ----    ----    ----    -----    -----    ----    ----
Leverage Ratio (maximum)..........  5.00    3.97    5.00    3.78    4.75     3.69     4.75    3.60
Interest Coverage Ratio
  (minimum).......................  2.00    2.77    2.00    3.15    2.00     2.75     2.00    2.67
Fixed Charge Coverage Ratio
  (minimum).......................  1.10    1.76    1.10    2.04    1.10     1.78     1.10    1.77

                                                                       QUARTERS ENDING
                             ----------------------------------------------------------------------------------------------------
                             MARCH 31,
                               2005-     SEPTEMBER 30-    MARCH 31-      MARCH 31-      MARCH 31-      MARCH 31-      MARCH 31-
                             JUNE 30,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                               2005          2005            2006           2007           2008           2009           2010
                             ---------   -------------   ------------   ------------   ------------   ------------   ------------
                               REQ.          REQ.            REQ.           REQ.           REQ.           REQ.           REQ.
                             ---------   -------------   ------------   ------------   ------------   ------------   ------------
Leverage Ratio (maximum)...    4.75          4.50            4.25           3.75           3.50           3.50           3.50
Interest Coverage Ratio
  (minimum)................    2.00          2.00            2.10           2.20           2.35           2.50           2.75
Fixed Charge Coverage Ratio
  (minimum)................    1.10          1.10            1.15           1.25           1.35           1.50           1.75

     The senior credit facility agreement provides: (i) the ability to refinance our senior subordinated notes and/or our senior secured notes using the net cash proceeds from the issuance of similarly structured debt; (ii) the ability to repurchase our senior subordinated notes and/or our senior secured notes using the net cash proceeds from issuing shares of our common stock; and (iii) the prepayment of the term loans by an amount equal to 50 percent of our excess cash flow as defined by the agreement.

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amendment); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends; (vii) mergers and consolidations; and
(viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of December 31, 2004, we were in compliance with all the financial covenants (as indicated above) and operational restrictions of the facility.

     Our senior credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

     Senior Secured and Subordinated Notes. Our outstanding debt also includes $475 million of 10 1/4 percent senior secured notes due July 15, 2013, in addition to the $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014 described above. We can redeem some or all of the notes at any time after July 15, 2008, in the case of the senior secured notes, and November 15, 2009, in the case of the senior subordinated notes. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. We are permitted to redeem up to 35 percent of the senior secured notes with the proceeds of certain equity offerings completed before July 15, 2006 and up to 35 percent of the senior subordinated notes with the proceeds of certain equity offerings completed before November 15, 2007.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     Our senior secured and subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a proforma basis, to be greater than 2.25 and 2.00, respectively. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our and our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of December 31, 2004, we were in compliance with the covenants and restrictions of these indentures.

     Accounts Receivable Securitization. In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable. In North America, we have an accounts receivable securitization program with a commercial bank. We sell original equipment and aftermarket receivables on a daily basis under this program. We sold accounts receivable under this program of $68 million and $36 million at December 31, 2004 and 2003, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2005, this program was renewed for 364 days to January 30, 2006 at the existing facility size of $75 million. We also sell some receivables in our European operations to regional banks in Europe. At December 31, 2004 we sold $56 million of accounts receivable in Europe down from $87 million at December 31, 2003. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements would increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

6. FINANCIAL INSTRUMENTS

     The carrying and estimated fair values of our financial instruments by class at December 31, 2004 and 2003 were as follows:

                                                                2004                 2003
                                                          -----------------   ------------------
                                                          CARRYING    FAIR    CARRYING    FAIR
                                                           AMOUNT    VALUE     AMOUNT     VALUE
                                                          --------   ------   --------   -------
                                                                        (MILLIONS)
                                                                   ASSETS (LIABILITIES)
Long-term debt (including current maturities)...........   $1,410    $1,522   $(1,418)   $(1,533)
Instruments with off-balance-sheet risk:
  Foreign currency contracts............................       --        (5)       --          1
  Financial guarantees..................................       --        --        --         --
  Interest rate swaps...................................       --        (1)       --         --

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Asset and Liability Instruments

     The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.

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

  Instruments With Off-Balance-Sheet Risk

     Foreign Currency Contracts -- Note 1, "Summary of Accounting
Policies -- Risk Management Activities" describes our use of and accounting for foreign currency exchange contracts. The following table summarizes by major currency the contractual amounts of foreign currency contracts we utilize:

                                                                         NOTIONAL AMOUNT
                                                              -------------------------------------
                                                              DECEMBER 31, 2004   DECEMBER 31, 2003
                                                              -----------------   -----------------
                                                              PURCHASE    SELL    PURCHASE    SELL
                                                              ---------   -----   ---------   -----
                                                                           (MILLIONS)
Foreign currency contracts (in U.S.$):
  Australian dollars........................................    $ 18      $ 34      $  1      $ 29
  British pounds............................................     284       223       203       144
  Canadian dollars..........................................      35        22        --        61
  Czech Republic koruna.....................................      25        42        --        17
  Danish kroner.............................................      85        69        15        80
  European euro.............................................     132        94        74        --
  Norwegian krone...........................................      --        --         6        --
  Polish zloty..............................................       1        21         7        18
  Swedish krona.............................................      59        30        33        20
  U.S. dollars..............................................      98       208       105        74
  Other.....................................................       3         2         2         2
                                                                ----      ----      ----      ----
                                                                $740      $745      $446      $445
                                                                ====      ====      ====      ====

     We manage our foreign currency risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. Based on exchange rates at December 31, 2004 and 2003, the cost of replacing these contracts in the event of non-performance by the counterparties would not have been material.

     Guarantees -- We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $4 million at both December 31, 2004 and 2003, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

     Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our then existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility, our senior secured notes and our senior subordinated notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries. The arrangement for the $475 million senior secured notes is also secured by second-priority liens on

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES substantially all our domestic assets, excluding some of the stock of our domestic subsidiaries. No assets or capital stock of our direct or indirect foreign subsidiaries secure these notes. You should also read Note 13 where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, travel and procurement card programs, and cash management requirements for some of our subsidiaries totaling $24 million. We have also issued $19 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

     Interest Rate Swaps -- In April 2004, we hedged our exposure to fixed interest rates by entering into fixed-to-floating interest rate swaps covering $150 million of our fixed interest rate debt. The cost of replacing these contracts in the event of non-performance by the counterparties was not material. These hedges are effective, so we have not recognized in earnings any amounts related to the ineffectiveness of the interest rate swaps. No amounts were excluded from the assessment of hedge effectiveness.

     Negotiable Financial Instruments -- One of our European subsidiaries receives payment from one of its OE customers whereby the account receivables are satisfied through the delivery of negotiable financial instruments. These financial instruments are then sold at a discount to a European bank. The sales of these financial instruments are not included in the account receivables sold in 2004. Any of these financial instruments which were not sold as of December 31, 2004 and 2003 are classified as other current assets and are excluded from our definition of cash equivalents. We had sold approximately $44 million of these instruments at December 31, 2004.

7. INCOME TAXES

     The domestic and foreign components of our income before income taxes and minority interest are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2004      2003     2002
                                                              -------   ------   ------
                                                                     (MILLIONS)
U.S. loss before income taxes...............................   $(109)    $(40)    $(65)
Foreign income before income taxes..........................     101       67       93
                                                               -----     ----     ----
Income (loss) before income taxes and minority interest.....   $  (8)    $ 27     $ 28
                                                               =====     ====     ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     Following is a comparative analysis of the components of income tax expense (benefit):

                                                                YEARS ENDED DECEMBER 31,
                                                               --------------------------
                                                                2004      2003      2002
                                                               ------    ------    ------
                                                                       (MILLIONS)
Current --
  U.S.......................................................    $ --      $ --      $  6
  State and local...........................................       1         2         7
  Foreign...................................................      33        21        19
                                                                ----      ----      ----
                                                                  34        23        32
                                                                ----      ----      ----
Deferred --
  U.S.......................................................     (31)      (22)      (31)
  Foreign, state, and other.................................     (28)       (7)       (8)
                                                                ----      ----      ----
                                                                 (59)      (29)      (39)
                                                                ----      ----      ----
Income tax benefit..........................................    $(25)     $ (6)     $ (7)
                                                                ====      ====      ====

     Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35 percent for all years presented) to the income tax benefit reflected in the statements of income (loss):

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              2004      2003      2002
                                                              -----     -----     -----
                                                                     (MILLIONS)
Tax expense (benefit) computed at the statutory U.S. federal
  income tax rate...........................................  $ (3)     $ 10       $10
Increases (reductions) in income tax expense resulting from:
  Foreign income taxed at different rates and foreign losses
     with no tax benefit....................................     7        14         3
  Taxes on repatriation of dividends........................     4        --        (4)
  State and local taxes on income, net of U.S. federal
     income tax benefit.....................................    --         1         1
  Recognition of previously unbenefitted tax loss
     carryforwards..........................................   (19)       (1)       (1)
  Tax amortization of goodwill..............................    (2)       (2)       --
  Income exempt from tax due to tax holidays................    (3)       (8)       (4)
  Nondeductible restructuring expenses......................    --        (5)       (6)
  Foreign earnings subject to U.S. federal income tax.......    --         5         7
  Adjustment of prior years taxes...........................    (1)      (13)       (2)
  Impact of Belgium rate reduction..........................    (1)       --        (4)
  Other.....................................................    (7)       (7)       (7)
                                                              ----      ----       ---
Income tax benefit..........................................  $(25)     $ (6)      $(7)
                                                              ====      ====       ===

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     The components of our net deferred tax asset were as follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
                                                               (MILLIONS)
Deferred tax assets --
  Tax loss carryforwards:
     U.S. ..................................................  $199    $181
     State..................................................    23      21
     Foreign................................................    75      73
  Postretirement benefits other than pensions...............    37      40
  Pensions..................................................    72      57
  Inventory reserves........................................    --      11
  Bad debts.................................................     2       5
  Sales allowances..........................................     6       8
  Investment tax credit benefits............................    35       9
  Other.....................................................    76      31
  Valuation allowance.......................................   (54)    (65)
                                                              ----    ----
       Net deferred tax asset...............................   471     371
                                                              ----    ----
Deferred tax liabilities --
  Tax over book depreciation................................   158     163
  Other.....................................................    76      25
  State taxes...............................................    --       9
                                                              ----    ----
       Total deferred tax liability.........................   234     197
                                                              ----    ----
Net deferred tax asset......................................  $237    $174
                                                              ====    ====

     Following is a reconciliation of deferred taxes to the deferred taxes shown in the balance sheet:

                                                              DECEMBER 31,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
                                                               (MILLIONS)
Balance Sheet:
  Current portion -- deferred tax asset.....................  $  70   $  63
  Non-current portion -- deferred tax asset.................    309     247
  Current portion -- deferred tax liability shown in other
     current liabilities....................................    (16)    (13)
  Non-current portion -- deferred tax liability.............   (126)   (123)
                                                              -----   -----
Net Deferred Tax Assets.....................................  $ 237   $ 174
                                                              =====   =====

     As shown by the valuation allowance in the table above, we had potential tax benefits of $54 million and $65 million at December 31, 2004 and 2003, respectively, that we did not recognize in the statements of income (loss) when they were generated. These unrecognized tax benefits resulted primarily from foreign tax loss carryforwards and foreign investment tax credits that are available to reduce future foreign tax liabilities.

     We have a U.S. Federal tax net operating loss carryforward ("NOL") at December 31, 2004, of $569 million, which will expire in varying amounts from 2018 to 2024. The federal tax effect of that NOL is $199 million, and is recorded as an asset on our balance sheet at December 31, 2004. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and upon strategies available to accelerate usage of

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of December 31, 2004, we believe that there has been a significant change in our ownership, but not a majority change, in the last three years.

     As of December 31, 2004, for foreign income tax purposes, we have $75 million of foreign tax NOLs. Of the $75 million of foreign tax NOLs, $60 million does not expire and the remainder will expire in varying amounts from 2005 to 2019.

     We do not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries, except for the earnings of certain of our China operations, as our present intention is to reinvest the unremitted earnings in our foreign operations. Unremitted earnings of foreign subsidiaries are approximately $413 million at December 31, 2004. We estimated that the amount of U.S. income taxes that would be accrued upon remittance of the assets that represent those unremitted earnings is $145 million.

     We have tax sharing agreements with our former affiliates that allocate tax liabilities for prior periods and establish indemnity rights on certain tax issues.

8. COMMON STOCK

     We have authorized 135 million shares ($.01 par value) of common stock, of which 44,275,594 shares and 42,167,296 shares were issued at December 31, 2004 and 2003, respectively. We held 1,294,692 shares of treasury stock at both December 31, 2004 and 2003.

  Reserved

     The total number of shares of our common stock reserved at December 31, 2004 and 2003, were as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                   ORIGINAL ISSUE SHARES                        2004        2003
                   ---------------------                      ---------   ---------
Tenneco Automotive Inc. Stock Ownership Plan (stock award
  plan)*....................................................  3,094,357   3,108,994
Tenneco Automotive Inc. 2002 Long-Term Incentive Plan (stock
  award plan)...............................................  3,794,167   3,827,256
                                                              ---------   ---------
                                                              6,888,524   6,936,250
                                                              =========   =========
                       TREASURY STOCK
------------------------------------------------------------
Tenneco Automotive Inc. Supplemental Stock Ownership Plan
  (stock award plan)*.......................................    624,300     696,500
                                                              ---------   ---------
                                                                624,300     696,500
                                                              =========   =========

---------------

* These plans expired as to new awards on December 31, 2001.

  Stock Plans

     Tenneco Automotive Inc. 2002 Long-Term Incentive Plan and Other Equity Plans -- In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock appreciation rights ("SARs"), and stock options to our directors, officers, and employees. The plan, which terminated as to new awards on December 31, 2001, was renamed the "Tenneco Automotive Inc. Stock Ownership Plan." In December

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

1999, we adopted the Tenneco Automotive Inc. Supplemental Stock Ownership Plan, which permitted the granting of a variety of similar awards to our directors, officers and employees. We were authorized to deliver up to about 1.1 million treasury shares of common stock under the Supplemental Stock Ownership Plan, which also terminated as to new awards on December 31, 2001. In March 2002, we adopted the Tenneco Automotive Inc. 2002 Long-Term Incentive Plan which permits the granting of a variety of similar awards to our officers, directors and employees. Up to 4 million shares of our common stock have been authorized for delivery under the 2002 Long-Term Incentive Plan, of which 205,833 had been issued as of December 31, 2004.

     Restricted Stock/Units, Performance Units, and Stock Equivalent Units -- We have granted restricted stock and restricted units to certain key employees. These awards generally require, among other things, that the employee remains our employee during the restriction period. We have also granted performance units to certain key employees that are payable in common stock at the end of a three year performance period after the date of grant based on the attainment of specified performance goals for the three years. We have also granted stock equivalent units to certain key employees that are payable in cash annually at the then current market price of our common stock based on the attainment of specified performance goals. During 2004, 2003, and 2002, we granted 1,261,208, 1,111,543, and 285,822 shares and units, respectively, with a weighted average fair value based on the price of our common stock on the grant date of $8.82, $3.79, and $3.20 per share, respectively. Of these shares and units, included were 956,125, 961,293 and 261,691 related to grants of stock equivalent units in 2004, 2003 and 2002, respectively, that were settled in cash. At December 31, 2004, 419,208 restricted shares at an average price of $7.27 per share, and 913,625 stock equivalent units at an average price of $8.83 per unit were outstanding.

     We have granted performance units to certain members of the Board of Directors who are not also an employee of the company. We also granted restricted stock to certain directors in satisfaction of residual obligations under the discontinued retirement plan for directors. During 2004 and 2003, no performance units for non-employee directors were issued under this program. During 2002, 7,000 performance units were issued under this program at a weighted average fair value of our stock on the grant date of $3.90. During 2004, 1,774 restricted shares were issued under this program to a non-employee director at the weighted average fair value of our stock on the grant date of $8.68 per share. During 2003 and 2002, 4,085 and 3,949 restricted shares, respectively, were issued under this program at a weighted average fair value of our stock on the grant date of $3.77 and $3.90, respectively. At December 31, 2004, 16,436 restricted shares and 7,000 performance units at an average price of $4.68 and $3.90, respectively, per unit were outstanding under this program.

     We recognized after-tax stock based compensation expense in 2004 of $14 million, 2003 of $4 million, and in 2002 of $4 million.

     Employee Stock Ownership Plans (401(k) Plans) -- We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, participants may elect to defer up to 50 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to 8 percent of the employee's salary. We recorded expense for these matching contributions of approximately $7 million, $6 million and $7 million for the years ended December 31, 2004, December 31, 2003 and 2002, respectively. All contributions vest immediately.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     Stock Options -- The following table reflects the status and activity for all options to purchase common stock we have issued for the periods indicated:

                                              2004                    2003                   2002
                                      ---------------------   --------------------   --------------------
                                                   WEIGHTED               WEIGHTED               WEIGHTED
                                        SHARES       AVG.      SHARES       AVG.      SHARES       AVG.
                                        UNDER      EXERCISE     UNDER     EXERCISE     UNDER     EXERCISE
           STOCK OPTIONS                OPTION      PRICES     OPTION      PRICES     OPTION      PRICES
           -------------              ----------   --------   ---------   --------   ---------   --------
Outstanding, beginning of year......   6,706,258    $6.33     5,991,048    $6.66     5,923,743    $6.68
  Granted...........................     561,902     8.80     1,489,521     3.76       182,801     4.51
  Cancelled.........................     (86,134)    6.43      (488,576)    5.00       (87,270)    4.70
  Exercised.........................  (1,669,513)    3.54      (285,735)    2.10       (28,226)    3.26
                                      ----------              ---------              ---------
Outstanding, end of year............   5,512,513     7.43     6,706,258     6.33     5,991,048     6.66
                                      ==========              =========              =========
Options exercisable at end of
  year..............................   4,232,466    $7.92     4,391,900    $8.01     3,577,152    $9.48
Weighted average fair value of
  options granted during the year...                $5.34                  $2.19                  $2.71

     The following table reflects summarized information about stock options outstanding at December 31, 2004:

                                                       OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                              --------------------------------------   ----------------------
                                                            WEIGHTED AVG.   WEIGHTED    WEIGHTED
                                                NUMBER        REMAINING       AVG.       NUMBER        AVG.
                                              OUTSTANDING    CONTRACTUAL    EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICE                       AT 12/31/04       LIFE         PRICE     AT 12/31/04    PRICE
-----------------------                       -----------   -------------   --------   -----------   --------
$ 1.57 -- $ 8.00............................   3,028,658      7.2 years      $ 2.86     2,252,263     $ 2.52
$ 8.01 -- $14.00............................   1,754,596      6.2 years        8.67     1,250,944       8.61
$14.01 -- $21.00............................     102,029     11.7 years       19.54       102,029      19.54
$21.01 -- $27.00............................     627,230      2.4 years       24.02       627,230      24.02
                                              -----------                              -----------
                                               5,512,513                                4,232,466
                                              ===========                              ===========

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

  Earnings Per Share

     Earnings per share of common stock outstanding were computed as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2004         2003         2002
                                                           ----------   ----------   ----------
                                                           (MILLIONS EXCEPT SHARE AND PER SHARE
                                                                         AMOUNTS)
Basic earnings per share --
  Income before cumulative effect of change in accounting
     principle...........................................  $       13   $       27   $       31
                                                           ==========   ==========   ==========
  Average shares of common stock outstanding.............  41,534,810   40,426,136   39,795,481
                                                           ==========   ==========   ==========
  Earnings per average share of common stock before
     cumulative effect of change in accounting
     principle...........................................  $     0.33   $     0.67   $     0.78
                                                           ==========   ==========   ==========
Diluted earnings per share --
  Income before cumulative effect of change in accounting
     principle...........................................  $       13   $       27   $       31
                                                           ==========   ==========   ==========
  Average shares of common stock outstanding.............  41,534,810   40,426,136   39,795,481
  Effect of dilutive securities:
     Restricted stock....................................     272,561       67,462      117,578
     Stock options.......................................   2,373,089    1,274,361    1,302,410
     Performance shares..................................          --           --      452,346
                                                           ----------   ----------   ----------
  Average shares of common stock outstanding including
     dilutive securities.................................  44,180,460   41,767,959   41,667,815
                                                           ==========   ==========   ==========
  Earnings per average share of common stock before
     cumulative effect of change in accounting
     principle...........................................  $     0.31   $     0.65   $     0.74
                                                           ==========   ==========   ==========

     Options to purchase 741,921, 2,367,094, and 2,551,872 shares of common stock were outstanding at December 31, 2004, 2003, and 2002, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares on such dates.

9. PREFERRED STOCK

     We had 50 million shares of preferred stock ($.01 par value) authorized at December 31, 2004 and 2003. No shares of preferred stock were outstanding at those dates. We have designated and reserved 2 million shares of the preferred stock as junior preferred stock for the Rights Plan.

10. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     We have various defined benefit pension plans that cover substantially all of our employees. The measurement date used to determine measurement of the majority of our pension plan assets and benefit

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES obligations is September 30th, for both our domestic and foreign plans. Benefits are based on years of service and, for most salaried employees, on final average compensation. Our funding policy is to contribute to the plans amounts necessary to satisfy the funding requirement of applicable federal or foreign laws and regulations. Pension plan assets were invested in the following classes of securities:

                                                             PERCENTAGE OF FAIR MARKET VALUE
                                                            ---------------------------------
                                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                                 2004              2003
                                                            ---------------   ---------------
                                                             US    FOREIGN     US    FOREIGN
                                                            ----   --------   ----   --------
Equity Securities.........................................   69%      64%      70%      64%
Debt Securities...........................................   29%      27%      26%      29%
Real Estate...............................................   --       --       --        1%
Other.....................................................    2%       9%       4%       6%

     Our investment policy for both our domestic and foreign plans is to invest more heavily in equity securities rather than debt securities. Targeted pension plan allocations are 70 percent in equity securities and 30 percent in debt securities, with acceptable tolerance levels of plus or minus five percent within each category for our domestic plans. Our foreign plans are individually managed to different target levels depending on the investing environment in each country.

     Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and adjusts for any expected changes in the long term outlook for the equity and fixed income markets for both our domestic and foreign plans.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     A summary of the change in benefit obligation, the change in plan assets, the development of net amount recognized, and the amounts recognized in the balance sheets for the pension plans and postretirement benefit plans follows:

                                                                 PENSION      POSTRETIREMENT
                                                              -------------   ---------------
                                                              2004    2003     2004     2003
                                                              -----   -----   ------   ------
                                                                        (MILLIONS)
Change in benefit obligation:
  Benefit obligation at September 30 of the previous year...  $ 499   $ 409   $ 119    $ 155
  Currency rate conversion..................................     17      25      --       --
  Service cost..............................................     19      16       3        4
  Interest cost.............................................     31      28       8        9
  Plan amendments/new salaried plan.........................      1       6      11      (59)
  Actuarial loss............................................     24      34       2       22
  Benefits paid.............................................    (21)    (19)    (11)     (13)
  Other.....................................................      1      --       1        1
                                                              -----   -----   -----    -----
  Benefit obligation at September 30........................  $ 571   $ 499   $ 133    $ 119
                                                              =====   =====   =====    =====
Change in plan assets:
  Fair value at September 30 of the previous year...........  $ 279   $ 224   $  --    $  --
  Currency rate conversion..................................     11      14      --       --
  Actual return on plan assets..............................     33      35      --       --
  Employer contributions....................................     23      24      11       12
  Participants' contributions...............................      1       1      --        1
  Benefits paid.............................................    (21)    (19)    (11)     (13)
                                                              -----   -----   -----    -----
  Fair value at September 30................................  $ 326   $ 279   $  --    $  --
                                                              =====   =====   =====    =====
Development of net amount recognized:
  Funded status at September 30.............................  $(245)  $(220)  $(132)   $(119)
  Contributions during the fourth quarter...................      6       5       3        3
  Unrecognized cost:
     Actuarial loss.........................................    213     191      90       94
     Prior service cost.....................................     35      38     (60)     (78)
     Transition asset.......................................     (1)     (2)     --       --
                                                              -----   -----   -----    -----
  Net amount recognized at December 31......................  $   8   $  12   $ (99)   $(100)
                                                              =====   =====   =====    =====
Amounts recognized in the balance sheets:
  Prepaid benefit cost......................................  $  --   $   9   $  --    $  --
  Accrued benefit cost......................................   (198)   (176)    (99)    (100)
  Intangible asset..........................................     21      22      --       --
  Accumulated other comprehensive loss......................    185     157      --       --
                                                              -----   -----   -----    -----
  Net amount recognized.....................................  $   8   $  12   $ (99)   $(100)
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     Net periodic pension costs (income) for the years 2004, 2003, and 2002, consist of the following components:

                                              2004             2003             2002
                                         --------------   --------------   --------------
                                          US    FOREIGN    US    FOREIGN    US    FOREIGN
                                         ----   -------   ----   -------   ----   -------
                                                            (MILLIONS)
Service cost -- benefits earned during
  the year.............................  $ 14    $  5     $ 11    $  5     $ 10    $  4
Interest on prior year's projected
  benefit obligation...................    17      14       16      12       14      10
Expected return on plan assets.........   (15)    (15)     (15)    (13)     (16)    (12)
Net amortization:
  Actuarial loss.......................     3       3        1       1       --       1
  Prior service cost...................     3       1        3       1        3      --
                                         ----    ----     ----    ----     ----    ----
Net pension costs......................  $ 22    $  8     $ 16    $  6     $ 11    $  3
                                         ====    ====     ====    ====     ====    ====
Other comprehensive loss...............  $  7    $ 21     $ 18    $ 11     $ 27    $ 34
                                         ====    ====     ====    ====     ====    ====

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets at September 30, 2004 and 2003 were as follows:

                                                                 SEPTEMBER 30,
                                                        -------------------------------
                                                             2004             2003
                                                        --------------   --------------
                                                         US    FOREIGN    US    FOREIGN
                                                        ----   -------   ----   -------
                                                                  (MILLIONS)
Projected Benefit Obligation..........................  $301    $260     $269    $213
Accumulated Benefit Obligation........................   266     247      233     205
Fair Value of Plan Assets.............................   154     163      136     127

     The following estimated benefit payments are payable from the pension plans to participants:

                                                                PENSION
YEAR                                                            BENEFITS
----                                                           ----------
                                                               (MILLIONS)
2005........................................................      $ 21
2006........................................................        20
2007........................................................        21
2008........................................................        22
2009........................................................        23
2010-2014...................................................       138

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     The following assumptions were used in the accounting for the pension plans for the years of 2004, 2003, and 2002:

                                              2004             2003
                                         --------------   --------------
                                          US    FOREIGN    US    FOREIGN
                                         ----   -------   ----   -------
WEIGHTED-AVERAGE ASSUMPTIONS USED TO
  DETERMINE BENEFIT OBLIGATIONS
Discount rate..........................  6.3%    5.7%     6.5%    5.7%
Rate of compensation increase..........  4.5%    4.4%     4.5%    4.1%

                                              2004             2003             2002
                                         --------------   --------------   --------------
                                          US    FOREIGN    US    FOREIGN    US    FOREIGN
                                         ----   -------   ----   -------   ----   -------
WEIGHTED-AVERAGE ASSUMPTIONS USED TO
  DETERMINE NET PERIODIC BENEFIT COST
Discount rate..........................  6.5%    5.7%     7.0%    5.5%     7.3%    5.5%
Expected long-term return on plan
  assets...............................  8.9%    8.0%     8.9%    8.0%     8.9%    8.0%
Rate of compensation increase..........  4.5%    4.1%     4.5%    4.0%     4.5%    4.0%

     We made contributions of $24 million to these pension plans during 2004. Based on current actuarial estimates, we believe we will be required to make contributions of $49 million to $54 million to those plans during 2005. Pension contributions beyond 2005 will be required, but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2005.

     We have life insurance plans which cover a majority of our domestic employees. We also have postretirement plans for our domestic employees hired before January 1, 2001. The plans cover salaried employees retiring on or after attaining age 55 who have at least 10 years of service with us after attaining age 45. For hourly employees, the postretirement benefit plans generally cover employees who retire according to one of our hourly employee retirement plans. All of these benefits may be subject to deductibles, copayment provisions and other limitations, and we have reserved the right to change these benefits. For those employees hired after January 1, 2001, we do not provide any postretirement benefits. Our postretirement healthcare and life insurance plans are not funded. The measurement date used to determine postretirement benefit obligations is September 30th.

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

     In July 2004, we entered into a settlement with a group of the retirees which were a part of the September 2003 change mentioned above. This settlement provided the group with increased coverage, and as a result, a portion of the negative plan amendment was reversed and a positive plan amendment put in place. The effect of the settlement increased our 2004 postretirement benefit expense by approximately $1 million and increased our accumulated postretirement benefit obligation by approximately $13 million.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     Net periodic postretirement benefit cost for the years 2004, 2003, and 2002, consists of the following components:

                                                              2004   2003   2002
                                                              ----   ----   ----
                                                                  (MILLIONS)
Service cost -- benefits earned during the year.............  $ 3    $ 4    $ 4
Interest on accumulated postretirement benefit obligation...    8      9     10
Net amortization:
  Actuarial loss............................................    5      5      3
  Prior service cost........................................   (6)    (4)    (1)
                                                              ---    ---    ---
Net periodic postretirement benefit cost....................  $10    $14    $16
                                                              ===    ===    ===

     The following estimated postretirement benefit payments are payable from the plans to participants:

                                                               POSTRETIREMENT
YEAR                                                              BENEFITS
----                                                           --------------
                                                                 (MILLIONS)
2005........................................................        $ 9
2006........................................................          9
2007........................................................          9
2008........................................................         10
2009........................................................         10
2010-2014...................................................         52

     The weighted average assumed health care cost trend rate used in determining the 2004 accumulated postretirement benefit obligation was 9 percent, declining to 5 percent by 2009. In 2003 and 2002 the health care cost trend rate was 10 percent and 9 percent, respectively.

     The following assumptions were used in the accounting for postretirement cost for the years of 2004, 2003 and 2002:

                                                              2004   2003
                                                              ----   ----
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT
  OBLIGATIONS
Discount rate...............................................  6.3%   6.5%
Rate of compensation increase...............................  4.5%   4.5%

                                                              2004   2003   2002
                                                              ----   ----   ----
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC
BENEFIT COST
Discount rate...............................................  6.5%   7.0%   7.3%
Rate of compensation increase...............................  4.5%   4.5%   4.5%

     The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rates on total service cost and interest and the postretirement benefit obligation are as follows:

                                                           ONE-PERCENTAGE   ONE-PERCENTAGE
                                                           POINT INCREASE   POINT DECREASE
                                                           --------------   --------------
                                                                     (MILLIONS)
Effect on total of service cost and interest cost........       $ 1              $(1)
Effect on postretirement benefit obligation..............        11               (9)

     Based on current actuarial estimates, we believe we will be required to make postretirement contributions of approximately $9 million during 2005.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. This subsidy covers a defined portion of an individual beneficiary's annual covered prescription drug costs, and is exempt from federal taxation.

     In May 2004, the FASB issued FSP 106-2 which provides guidance on the accounting for the effects of the Act. We adopted the provisions of FSP 106-2 in the third quarter of 2004 which lowered our 2004 postretirement benefit expense by less than $1 million. The application of the Medicare subsidy reduced our 2004 accumulated postretirement benefit obligation by $10 million, all of which was related to benefits attributed to past service and was accounted for as an actuarial gain as required by the FSP.

11. SEGMENT AND GEOGRAPHIC AREA INFORMATION

     In October 2004, we announced a change in the structure of our organization which changed our reportable segments. The European segment now includes South American operations. While this has no impact on our consolidated results, it changes our segment results.

     We are a global manufacturer with three geographic reportable segments:
North America, Europe and South America, and Asia Pacific. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. The accounting policies of the segments are the same as described in Note 1, "Summary of Accounting Policies." We evaluate segment performance based primarily on income before interest expense, income taxes, and minority interest. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products. Segment results for 2004, 2003, and 2002 are as follows:

                                                                           SEGMENT
                                                    -----------------------------------------------------
                                                              EUROPE &             RECLASS
                                                     NORTH     SOUTH      ASIA        &
                                                    AMERICA   AMERICA    PACIFIC    ELIMS    CONSOLIDATED
                                                    -------   --------   -------   -------   ------------
                                                                         (MILLIONS)
AT DECEMBER 31, 2004, AND FOR THE YEAR THEN ENDED
Revenues from external customers..................  $1,959     $1,872     $382      $ --        $4,213
Intersegment revenues.............................       7         50       17       (74)           --
Interest income...................................       1          3       --        --             4
Depreciation and amortization of other
  intangibles.....................................      93         72       12        --           177
Income before interest expense, income taxes, and
  minority interest...............................     130         22       19        --           171
Cumulative effect of change in accounting
  principle.......................................      --         --       --        --            --
Total assets......................................   1,335      1,385      267       123         3,110
Investment in affiliated companies................      --          5       --        --             5
Capital expenditures..............................      55         59       16        --           130
Noncash items other than depreciation and
  amortization....................................       4          1       --        --             5

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                                                           SEGMENT
                                                    -----------------------------------------------------
                                                              EUROPE &             RECLASS
                                                     NORTH     SOUTH      ASIA        &
                                                    AMERICA   AMERICA    PACIFIC    ELIMS    CONSOLIDATED
                                                    -------   --------   -------   -------   ------------
                                                                         (MILLIONS)
AT DECEMBER 31, 2003, AND FOR THE YEAR THEN ENDED
Revenues from external customers..................  $1,880     $1,562     $324      $ --        $3,766
Intersegment revenues.............................       7         33       14       (54)           --
Interest income...................................       1          3       --        --             4
Depreciation and amortization of other
  intangibles.....................................      90         63       10        --           163
Income before interest expense, income taxes, and
  minority interest...............................     131         23       22        --           176
Cumulative effect of change in accounting
  principle.......................................      --         --       --        --            --
Total assets......................................   1,205      1,225      250       165         2,845
Investment in affiliated companies................      --          1        5        --             6
Capital expenditures..............................      54         61       15        --           130
Noncash items other than depreciation and
  amortization....................................      12         (1)       1        --            12

AT DECEMBER 31, 2002, AND FOR THE YEAR THEN ENDED
Revenues from external customers..................  $1,898     $1,324     $237      $ --        $3,459
Intersegment revenues.............................       8         30       12       (50)           --
Interest income...................................      --          1        1        --             2
Depreciation and amortization of other
  intangibles.....................................      87         47       10        --           144
Income before interest expense, income taxes, and
  minority interest...............................     129         24       16        --           169
Cumulative effect of change in accounting
  principle.......................................     192         26       --        --           218
Total assets......................................   1,173      1,066      196       122         2,557
Investment in affiliated companies................      --          1        7        --             8
Capital expenditures..............................      67         59       12        --           138
Noncash items other than depreciation and
  amortization....................................       1        (10)      --        --            (9)

     The following table shows information relating to our external customer revenues for each product or each group of similar products:

                                                             NET SALES AND OPERATING
                                                               REVENUES YEAR ENDED
                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
                                                                    (MILLIONS)
EMISSION CONTROL SYSTEMS & PRODUCTS
  Aftermarket..............................................  $  365   $  350   $  359
  Original equipment market................................   2,287    2,037    1,880
                                                             ------   ------   ------
                                                              2,652    2,387    2,239
                                                             ------   ------   ------
RIDE CONTROL SYSTEMS & PRODUCTS
  Aftermarket..............................................     630      579      549
  Original equipment market................................     931      800      671
                                                             ------   ------   ------
                                                              1,561    1,379    1,220
                                                             ------   ------   ------
     Total.................................................  $4,213   $3,766   $3,459
                                                             ======   ======   ======

     During 2004, sales to four major customers comprised approximately 18 percent, 12 percent, 11 percent and 8 percent of consolidated net sales and operating revenues. During 2003, sales to four major customers comprised approximately 19 percent, 14 percent, 11 percent and 9 percent of consolidated

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES net sales and operating revenues. During 2002, sales to four major customers comprised approximately 20 percent, 13 percent, 10 percent and 10 percent of consolidated net sales and operating revenues.

                                                                     GEOGRAPHIC AREA
                                                 --------------------------------------------------------
                                                 UNITED               OTHER      RECLASS &
                                                 STATES   GERMANY   FOREIGN(A)     ELIMS     CONSOLIDATED
                                                 ------   -------   ----------   ---------   ------------
                                                                        (MILLIONS)
AT DECEMBER 31, 2004, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers(b)............  $1,840    $515       $1,858       $ --         $4,213
Long-lived assets(c)...........................     425     157          635         --          1,217
Total assets...................................   1,327     358        1,502        (77)         3,110
AT DECEMBER 31, 2003, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers(b)............  $1,818    $467       $1,481       $ --         $3,766
Long-lived assets(c)...........................     428     142          731         --          1,301
Total assets...................................   1,248     282        1,375        (60)         2,845
AT DECEMBER 31, 2002, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers(b)............  $1,544    $443       $1,472       $ --         $3,459
Long-lived assets(c)...........................     487     112          625         --          1,224
Total assets...................................   1,175     240        1,200        (58)         2,557

-------------------------
Notes: (a) Revenues from external customers and long-lived assets for individual foreign countries other than Germany are not material.

       (b) Revenues are attributed to countries based on location of the seller.

       (c) Long-lived assets include all long-term assets except goodwill, intangibles, and deferred tax assets.

12. COMMITMENTS AND CONTINGENCIES

  Capital Commitments

     We estimate that expenditures aggregating approximately $49 million will be required after December 31, 2004 to complete facilities and projects authorized at such date, and we have made substantial commitments in connection with these facilities and projects.

  Lease Commitments

     We have long-term leases for certain facilities, equipment, and other assets. The minimum lease payments under non-cancelable leases with lease terms in excess of one year are:

                                                                                SUBSEQUENT
                                             2005   2006   2007   2008   2009     YEARS
                                             ----   ----   ----   ----   ----   ----------
                                                              (MILLIONS)
Operating Leases...........................  $14    $11     $9     $7     $5        $3
Capital Leases.............................  $ 3    $ 3     $3     $3     $3        $3

     Total rental expense for the year 2004, 2003, and 2002 was $32 million, $33 million, and $30 million respectively.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Litigation

     We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. As an example, we are involved in litigation with the minority owner of one of our Indian joint ventures over various operational issues that involves a court-mandate bidding process. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     Below is a table that shows the activity in the warranty accrual accounts:

                                                                YEARS ENDED DECEMBER 31,
                                                               --------------------------
                                                                2004      2003      2002
                                                               ------    ------    ------
                                                                       (MILLIONS)
Beginning Balance...........................................    $ 18      $ 21      $ 19
Accruals related to product warranties......................      14        19        22
Reductions for payments made................................     (13)      (22)      (20)
                                                                ----      ----      ----
Ending Balance..............................................    $ 19      $ 18      $ 21
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

     As of December 31, 2004, we are designated as a potentially responsible party in one Superfund site. We have estimated our share of the remediation costs for this site to be less than $1 million in the aggregate. In addition to the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $11 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

13. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

  Basis of Presentation

     Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries (which are referred to as the Guarantor Subsidiaries) fully and unconditionally guarantee our senior subordinated notes due in 2014 and our senior secured notes due 2013 on a joint and several basis. You should also read Note 6, "Financial Instruments" for further discussion of the notes and related guarantee. We have not presented separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries because management has determined that such information is not material to the holders of the notes. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)

                                                     FOR THE YEAR ENDED DECEMBER 31, 2004
                                    ----------------------------------------------------------------------
                                                                      TENNECO
                                                                  AUTOMOTIVE INC.
                                     GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                    SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                    ------------   ------------   ---------------   -------   ------------
                                                                  (MILLIONS)
REVENUES
  Net sales and operating
     revenues --
     External.....................     $1,832         $2,381           $ --          $  --       $4,213
     Affiliated companies.........         54            331             --           (385)          --
                                       ------         ------           ----          -----       ------
                                        1,886          2,712             --           (385)       4,213
                                       ------         ------           ----          -----       ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....      1,466          2,290             --           (385)       3,371
  Engineering, research, and
     development..................         36             40             --             --           76
  Selling, general, and
     administrative...............        203            214             --             --          417
  Depreciation and amortization of
     other intangibles............         74            103             --             --          177
                                       ------         ------           ----          -----       ------
                                        1,779          2,647             --           (385)       4,041
                                       ------         ------           ----          -----       ------
OTHER INCOME (EXPENSE)
  Gain (loss) on sale of assets...         --              1             --             --            1
  Loss on sale of receivables.....         --             (1)            --             --           (1)
  Other income (expense)..........         23            (15)            --             (9)          (1)
                                       ------         ------           ----          -----       ------
                                           23            (15)            --             (9)          (1)
                                       ------         ------           ----          -----       ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES.......................        130             50             --             (9)         171
     Interest expense --
       External (net of interest
          capitalized)............         --              7            172             --          179
       Affiliated companies (net
          of interest income).....         90            (10)           (80)            --           --
     Income tax expense
       (benefit)..................         (1)            10            (34)            --          (25)
     Minority interest............         --              4             --             --            4
                                       ------         ------           ----          -----       ------
                                           41             39            (58)            (9)          13
     Equity in net income (loss)
       from affiliated
       companies..................         48             --             71           (119)          --
                                       ------         ------           ----          -----       ------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.......................         89             39             13           (128)          13
Cumulative effect of change in
  accounting principle, net of
  income tax......................         --             --             --             --           --
                                       ------         ------           ----          -----       ------
NET INCOME (LOSS).................     $   89         $   39           $ 13          $(128)      $   13
                                       ======         ======           ====          =====       ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)

                                                     FOR THE YEAR ENDED DECEMBER 31, 2003
                                   ------------------------------------------------------------------------
                                                                     TENNECO
                                                                 AUTOMOTIVE INC.
                                    GUARANTOR     NONGUARANTOR       (PARENT       RECLASS &
                                   SUBSIDIARIES   SUBSIDIARIES      COMPANY)         ELIMS     CONSOLIDATED
                                   ------------   ------------   ---------------   ---------   ------------
                                                                  (MILLIONS)
REVENUES
  Net sales and operating
     revenues --
     External....................     $1,810         $1,956           $ --           $  --        $3,766
     Affiliated companies........         53            328             --            (381)           --
                                      ------         ------           ----           -----        ------
                                       1,863          2,284             --            (381)        3,766
                                      ------         ------           ----           -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)...      1,442          1,933             --            (381)        2,994
  Engineering, research, and
     development.................         27             40             --              --            67
  Selling, general, and
     administrative..............        178            186             --              --           364
  Depreciation and amortization
     of other intangibles........         72             91             --              --           163
                                      ------         ------           ----           -----        ------
                                       1,719          2,250             --            (381)        3,588
                                      ------         ------           ----           -----        ------
OTHER INCOME (EXPENSE)
  Gain (loss) on sale of
     assets......................         --             --             --              --            --
  Loss on sale of receivables....         --             (2)            --              --            (2)
  Other income (expense).........        (10)            12             37             (39)           --
                                      ------         ------           ----           -----        ------
                                         (10)            10             37             (39)           (2)
                                      ------         ------           ----           -----        ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES......................        134             44             37             (39)          176
     Interest expense --
       External (net of interest
          capitalized)...........         (1)             6            144              --           149
       Affiliated companies (net
          of interest income)....         83             (3)           (80)             --            --
     Income tax expense
       (benefit).................       (143)            24             60              53            (6)
     Minority interest...........         --              6             --              --             6
                                      ------         ------           ----           -----        ------
                                         195             11            (87)            (92)           27
     Equity in net income (loss)
       from affiliated
       companies.................         26             (2)           114            (138)           --
                                      ------         ------           ----           -----        ------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE......................        221              9             27            (230)           27
Cumulative effect of change in
  accounting principle, net of
  income tax.....................         --             --             --              --            --
                                      ------         ------           ----           -----        ------
NET INCOME (LOSS)................     $  221         $    9           $ 27           $(230)       $   27
                                      ======         ======           ====           =====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)

                                                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                      ---------------------------------------------------------------------
                                                                      TENNECO
                                                                     AUTOMOTIVE
                                       GUARANTOR     NONGUARANTOR   INC. (PARENT   RECLASS &
                                      SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                      ------------   ------------   ------------   ---------   ------------
                                                                   (MILLIONS)
REVENUES
  Net sales and operating
     revenues --
     External.......................     $1,544         $1,915         $  --         $  --        $3,459
     Affiliated companies...........         48             82            --          (130)           --
                                         ------         ------         -----         -----        ------
                                          1,592          1,997            --          (130)        3,459
                                         ------         ------         -----         -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......      1,218          1,647            --          (130)        2,735
  Engineering, research, and
     development....................         20             47            --            --            67
  Selling, general, and
     administrative.................        196            155            --            --           351
  Depreciation and amortization of
     other intangibles..............         72             72            --            --           144
                                         ------         ------         -----         -----        ------
                                          1,506          1,921            --          (130)        3,297
                                         ------         ------         -----         -----        ------
OTHER INCOME (EXPENSE)
  Gain (loss) on sale of assets.....         (1)            11            --            --            10
  Loss on sale of receivables.......         (2)            --            --            --            (2)
  Other income (expense)............         95            (14)           98          (180)           (1)
                                         ------         ------         -----         -----        ------
                                             92             (3)           98          (180)            7
                                         ------         ------         -----         -----        ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES.........        178             73            98          (180)          169
     Interest expense --
       External (net of interest
          capitalized)..............         (1)             3           139            --           141
       Affiliated companies (net of
          interest income)..........         72              4           (76)           --            --
     Income tax expense (benefit)...         (8)            23           (22)           --            (7)
     Minority interest..............         --              4            --            --             4
                                         ------         ------         -----         -----        ------
                                            115             39            57          (180)           31
     Equity in net income (loss)
       from affiliated companies....         35             (2)         (244)          211            --
                                         ------         ------         -----         -----        ------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.........................        150             37          (187)           31            31
Cumulative effect of change in
  accounting principle, net of
  income tax........................       (171)           (47)           --            --          (218)
                                         ------         ------         -----         -----        ------
NET INCOME (LOSS)...................     $  (21)        $  (10)        $(187)        $  31        $ (187)
                                         ======         ======         =====         =====        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET

                                                                             DECEMBER 31, 2004
                                                   ----------------------------------------------------------------------
                                                                                     TENNECO
                                                                                 AUTOMOTIVE INC.
                                                    GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                                   SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                                   ------------   ------------   ---------------   -------   ------------
                                                                                 (MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents......................     $  140         $   74          $   --        $    --      $  214
  Receivables, net...............................        122            588              27           (249)        488
  Inventories....................................        102            280              --             --         382
  Deferred income taxes..........................         59             10              23            (22)         70
  Prepayments and other..........................         12            112              --             --         124
                                                      ------         ------          ------        -------      ------
                                                         435          1,064              50           (271)      1,278
                                                      ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated companies.............        396             --             980         (1,376)         --
  Notes and advances receivable from
    affiliates...................................      3,060             87           4,588         (7,735)         --
  Long-term notes receivable, net................          2             22              --             --          24
  Goodwill.......................................        136             60              --             --         196
  Intangibles, net...............................         14             10              --             --          24
  Deferred income taxes..........................        280             29             179           (179)        309
  Pension assets.................................         --             --              --             --          --
  Other..........................................         37             73              35             --         145
                                                      ------         ------          ------        -------      ------
                                                       3,925            281           5,782         (9,290)        698
                                                      ------         ------          ------        -------      ------
Plant, property, and equipment, at cost..........        894          1,557              --             --       2,451
  Less -- Reserves for depreciation and
    amortization.................................        553            764              --             --       1,317
                                                      ------         ------          ------        -------      ------
                                                         341            793              --             --       1,134
                                                      ------         ------          ------        -------      ------
                                                      $4,701         $2,138          $5,832        $(9,561)     $3,110
                                                      ======         ======          ======        =======      ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities
    of long-term debt)
      Short-term debt -- non-affiliated..........     $   --         $   14          $    5        $    --      $   19
      Short-term debt -- affiliated..............         93             69              10           (172)         --
  Trade payables.................................        218            552              --            (74)        696
  Accrued taxes..................................         25             21              --            (22)         24
  Other..........................................        135            141              34             (2)        308
                                                      ------         ------          ------        -------      ------
                                                         471            797              49           (270)      1,047
Long-term debt-non-affiliated....................         --             16           1,385             --       1,401
Long-term debt-affiliated........................      3,408             79           4,248         (7,735)         --
Deferred income taxes............................        242             63              --           (179)        126
Postretirement benefits and other liabilities....        261             95              --              6         362
Commitments and contingencies
Minority interest................................         --             24              --             --          24
Shareholders' equity.............................        319          1,064             150         (1,383)        150
                                                      ------         ------          ------        -------      ------
                                                      $4,701         $2,138          $5,832        $(9,561)     $3,110
                                                      ======         ======          ======        =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET

                                                                             DECEMBER 31, 2003
                                                   ----------------------------------------------------------------------
                                                                                     TENNECO
                                                                                 AUTOMOTIVE INC.
                                                    GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                                   SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                                   ------------   ------------   ---------------   -------   ------------
                                                                                 (MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents......................     $   70         $   75          $   --        $    --      $  145
  Receivables, net...............................        136            449              19           (162)        442
  Inventories....................................         89            254              --             --         343
  Deferred income taxes..........................         85              9              --            (31)         63
  Prepayments and other..........................         32             72              --             --         104
                                                      ------         ------          ------        -------      ------
                                                         412            859              19           (193)      1,097
                                                      ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated companies.............        330             --           2,105         (2,435)         --
  Notes and advances receivable from
    affiliates...................................      2,741             37           3,243         (6,021)         --
  Long-term notes receivable, net................          2             19              --             --          21
  Goodwill.......................................        136             57              --             --         193
  Intangibles, net...............................         14             11              --             --          25
  Deferred income taxes..........................        226             35              78            (92)        247
  Pension assets.................................         --              6              --             --           6
  Other..........................................         39             70              36             --         145
                                                      ------         ------          ------        -------      ------
                                                       3,488            235           5,462         (8,548)        637
                                                      ------         ------          ------        -------      ------
Plant, property, and equipment, at cost..........        877          1,426              --             --       2,303
  Less -- Reserves for depreciation and
    amortization.................................        511            681              --             --       1,192
                                                      ------         ------          ------        -------      ------
                                                         366            745              --             --       1,111
                                                      ------         ------          ------        -------      ------
                                                      $4,266         $1,839          $5,481        $(8,741)     $2,845
                                                      ======         ======          ======        =======      ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities
    of long-term debt)
      Short-term debt -- non-affiliated..........     $   --         $   16          $    4        $    --      $   20
      Short-term debt -- affiliated..............         --            123              10           (133)         --
  Trade payables.................................        184            464              --            (27)        621
  Accrued taxes..................................         --             32              17            (30)         19
  Other..........................................        100             94              40             (1)        233
                                                      ------         ------          ------        -------      ------
                                                         284            729              71           (191)        893
Long-term debt-non-affiliated....................         --             17           1,393             --       1,410
Long-term debt-affiliated........................      2,062             --           3,959         (6,021)         --
Deferred income taxes............................        140             75               1            (93)        123
Postretirement benefits and other liabilities....        256             77              (1)             6         338
Commitments and contingencies
Minority interest................................         --             23              --             --          23
Shareholders' equity.............................      1,524            918              58         (2,442)         58
                                                      ------         ------          ------        -------      ------
                                                      $4,266         $1,839          $5,481        $(8,741)     $2,845
                                                      ======         ======          ======        =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                            YEAR ENDED DECEMBER 31, 2004
                                       ----------------------------------------------------------------------
                                                                         TENNECO
                                                                     AUTOMOTIVE INC.
                                        GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                       SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                       ------------   ------------   ---------------   -------   ------------
                                                                     (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities.........................     $ 306           $156            $(262)        $  --       $ 200
                                          -----           ----            -----         -----       -----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets.............................        --             15               --            --          15
Expenditures for plant, property, and
  equipment..........................       (40)           (90)              --            --        (130)
Investments and other................        --             (1)              --            --          (1)
                                          -----           ----            -----         -----       -----
Net cash used by investing
  activities.........................       (40)           (76)              --            --        (116)
                                          -----           ----            -----         -----       -----
FINANCING ACTIVITIES
Issuance of common shares............        --             --               10            --          10
Issuance of long-term debt...........        --             --              500            --         500
Debt issuance cost on long-term
  debt...............................        --             --              (13)           --         (13)
Retirement of long-term debt.........        --             (3)            (505)           --        (508)
Net increase (decrease) in short-term
  debt excluding current maturities
  of long-term debt..................        --             (1)              --            --          (1)
Intercompany dividends and net
  increase (decrease) in intercompany
  obligations........................      (196)           (74)             270            --          --
Other................................        --             --               --            --          --
                                          -----           ----            -----         -----       -----
Net cash provided (used) by financing
  activities.........................      (196)           (78)             262            --         (12)
                                          -----           ----            -----         -----       -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents........................        --             (3)              --            --          (3)
                                          -----           ----            -----         -----       -----
Increase (decrease) in cash and cash
  equivalents........................        70             (1)              --            --          69
Cash and cash equivalents, January
  1..................................        70             75               --            --         145
                                          -----           ----            -----         -----       -----
Cash and cash equivalents,
  December 31 (Note).................     $ 140           $ 74            $  --         $  --       $ 214
                                          =====           ====            =====         =====       =====

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                         YEAR ENDED DECEMBER 31, 2003
                                    ----------------------------------------------------------------------
                                                                      TENNECO
                                                                  AUTOMOTIVE INC.
                                     GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                    SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                    ------------   ------------   ---------------   -------   ------------
                                                                  (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities............     $ 259           $204            $(182)        $  --       $ 281
                                       -----           ----            -----         -----       -----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets..........................         1              7               --            --           8
Expenditures for plant, property,
  and equipment...................       (44)           (86)              --            --        (130)
Investments and other.............        --             (5)              --            --          (5)
                                       -----           ----            -----         -----       -----
Net cash used by investing
  activities......................       (43)           (84)              --            --        (127)
                                       -----           ----            -----         -----       -----
FINANCING ACTIVITIES
Issuance of common shares.........        --             --               --            --          --
Issuance of long-term debt........        --             --              891            --         891
Debt issuance cost on long-term
  debt............................        --             --              (27)           --         (27)
Retirement of long-term debt......        --             (3)            (788)           --        (791)
Net increase (decrease) in
  short-term debt excluding
  current maturities of long-term
  debt............................        --             (1)            (120)           --        (121)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations........      (148)           (77)             225            --          --
Other.............................        --             (2)               1            --          (1)
                                       -----           ----            -----         -----       -----
Net cash provided (used) by
  financing activities............      (148)           (83)             182            --         (49)
                                       -----           ----            -----         -----       -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.....................        --            (14)              --            --         (14)
                                       -----           ----            -----         -----       -----
Increase (decrease) in cash and
  cash equivalents................        68             23               --            --          91
Cash and cash equivalents, January
  1...............................         2             52               --            --          54
                                       -----           ----            -----         -----       -----
Cash and cash equivalents,
  December 31 (Note)..............     $  70           $ 75            $  --         $  --       $ 145
                                       =====           ====            =====         =====       =====

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                         YEAR ENDED DECEMBER 31, 2002
                                    ----------------------------------------------------------------------
                                                                      TENNECO
                                                                  AUTOMOTIVE INC.
                                     GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                    SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                    ------------   ------------   ---------------   -------   ------------
                                                                  (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities............     $ 300           $  7            $(119)        $  --       $ 188
                                       -----           ----            -----         -----       -----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets..........................        --             24               --            --          24
Expenditures for plant, property,
  and equipment...................       (55)           (83)              --            --        (138)
Investments and other.............        19            (12)              --            --           7
                                       -----           ----            -----         -----       -----
Net cash used by investing
  activities......................       (36)           (71)              --            --        (107)
                                       -----           ----            -----         -----       -----
FINANCING ACTIVITIES
Issuance of common shares.........        --             --               --            --          --
Issuance of long-term debt........        --              3               --            --           3
Debt issuance cost on long-term
  debt............................        --             --               --            --          --
Retirement of long-term debt......        --             (2)            (121)           --        (123)
Net increase (decrease) in
  short-term debt excluding
  current maturities of long-term
  debt............................        --             (5)              52            --          47
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations........      (264)            76              188            --          --
Other.............................        --             --               --            --          --
                                       -----           ----            -----         -----       -----
Net cash provided (used) by
  financing activities............      (264)            72              119            --         (73)
                                       -----           ----            -----         -----       -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.....................        --             (7)              --            --          (7)
                                       -----           ----            -----         -----       -----
Increase (decrease) in cash and
  cash equivalents................        --              1               --            --           1
Cash and cash equivalents, January
  1...............................         2             51               --            --          53
                                       -----           ----            -----         -----       -----
Cash and cash equivalents,
  December 31 (Note)..............     $   2           $ 52            $  --         $  --       $  54
                                       =====           ====            =====         =====       =====

---------------

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                            INCOME BEFORE
                                                              NET SALES   INTEREST EXPENSE,
                                                                 AND        INCOME TAXES
                                                              OPERATING     AND MINORITY      NET INCOME
QUARTER                                                       REVENUES        INTEREST          (LOSS)
-------                                                       ---------   -----------------   ----------
                                                                              (MILLIONS)
2004
  1st.......................................................   $1,033           $ 33             $ (2)
  2nd.......................................................    1,113             76               30
  3rd.......................................................      996             44                6
  4th.......................................................    1,071             18              (21)
                                                               ------           ----             ----
                                                               $4,213           $171             $ 13
                                                               ======           ====             ====
2003
  1st.......................................................   $  921           $ 31             $  1
  2nd.......................................................      998             67               24
  3rd.......................................................      914             38                4
  4th.......................................................      933             40               (2)
                                                               ------           ----             ----
                                                               $3,766           $176             $ 27
                                                               ======           ====             ====

                                                                   BASIC            DILUTED
                                                              EARNINGS (LOSS)   EARNINGS (LOSS)
                                                               PER SHARE OF      PER SHARE OF
                                                               COMMON STOCK      COMMON STOCK
                                                              ---------------   ---------------
                                                                NET INCOME        NET INCOME
QUARTER                                                           (LOSS)            (LOSS)
-------                                                       ---------------   ---------------
2004
  1st.......................................................      $(0.05)           $(0.05)
  2nd.......................................................        0.73              0.69
  3rd.......................................................        0.15              0.14
  4th.......................................................       (0.49)            (0.49)
  Full Year.................................................        0.33              0.31
2003
  1st.......................................................      $ 0.02            $ 0.02
  2nd.......................................................        0.59              0.58
  3rd.......................................................        0.11              0.10
  4th.......................................................       (0.04)            (0.04)
  Full Year.................................................        0.67              0.65

---------------

Note: The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

      (The preceding notes are an integral part of the foregoing financial statements.)

                                                                     SCHEDULE II

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                 COLUMN A                    COLUMN B          COLUMN C          COLUMN D    COLUMN E
                 --------                    ---------   --------------------   ----------   --------
                                                              ADDITIONS
                                                         --------------------
                                              BALANCE     CHARGED    CHARGED
                                                AT          TO          TO                   BALANCE
                                             BEGINNING   COSTS AND    OTHER                   AT END
DESCRIPTION                                   OF YEAR    EXPENSES    ACCOUNTS   DEDUCTIONS   OF YEAR
-----------                                  ---------   ---------   --------   ----------   --------
                                                                    (MILLIONS)
Allowance for Doubtful Accounts and Notes
  Deducted from Assets to Which it Applies:
     Year Ended December 31, 2004..........     $23         $6        $  --        $ 7         $22
                                                ===         ==        =====        ===         ===
     Year Ended December 31, 2003..........     $22         $6        $  --        $ 5         $23
                                                ===         ==        =====        ===         ===
     Year Ended December 31, 2002..........     $29         $8        $  --        $15         $22
                                                ===         ==        =====        ===         ===

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the year covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2005 is incorporated herein by reference. In addition, Item 4.1 of this Annual Report on Form 10-K, which appears at the end of Part I, is incorporated herein by reference.

     A copy of our Code of Ethical Conduct for Financial Managers, which applies to our Chief Executive Officer, Chief Financial Officer, Controller and other key financial managers, is filed as Exhibit 14.1 to this Form 10-K. We have posted a copy of the Code of Ethical Conduct for Financial Managers on our Internet website at www.tenneco-automotive.com. We will make a copy of this code available to any person, without charge, upon written request to Tenneco Automotive Inc., 500 North Field Drive, Lake Forest, Illinois 60045, Attn:
General Counsel. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers of our Code of Ethical Conduct by posting this information on our Internet website at www.tenneco-automotive.com.

ITEM 11. EXECUTIVE COMPENSATION.

     The sections entitled "Executive Compensation" and "Election of Directors -- Compensation of Directors" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2005 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The section entitled "Ownership of Common Stock" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2005 is incorporated herein by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table shows, as of December 31, 2004, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered:

                                                           NUMBER OF
                                                        SECURITIES TO BE      WEIGHTED-
                                                          ISSUED UPON      AVERAGE EXERCISE
                                                          EXERCISE OF          PRICE OF         NUMBER OF
                                                          OUTSTANDING        OUTSTANDING       SECURITIES
                                                            OPTIONS,           OPTIONS,       AVAILABLE FOR
                                                          WARRANTS AND       WARRANTS AND        FUTURE
                     PLAN CATEGORY                         RIGHTS(1)            RIGHTS         ISSUANCE(1)
  ---------------------------------------------------   ----------------   ----------------   -------------
  EQUITY COMPENSATION PLANS APPROVED BY SECURITY
    HOLDERS:
    Tenneco Automotive Inc. Stock Ownership
       Plan(2).......................................      3,281,148            $8.38                  --
    Tenneco Automotive Inc. 2002 Long-Term Incentive
       Plan (as amended and restated)................      1,786,865(3)         $5.39(3)        1,777,119(4)
  EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY
    HOLDERS:
    Tenneco Automotive Inc. Supplemental Stock
       Ownership Plan(5).............................        444,500            $8.56                  --

---------------

(1) Reflects the number of shares of the Company's common stock. Does not include 276,547 shares that may be issued in settlement of common stock equivalent units that were credited to outside directors as payment for their retainer fee. In general, these units are settled in cash. At the option of the Company, however, the units may be settled in shares of the Company's common stock.

(2) This plan terminated as to new awards on December 31, 2001 (except awards pursuant to commitments outstanding at that date). Does not include 6,628 shares subject to outstanding restricted stock (vest over time) and stock-settled performance share awards (vest based on the achievement of performance goals over a specified period) outstanding as of December 31, 2004 that were issued at a weighted-average issue price of $4.65 per share.

(3) Does not include 436,016 shares subject to outstanding restricted stock (vest over time) and stock-settled performance share awards (vest based on the achievement of performance goals over a specified period) outstanding as of December 31, 2004 that were issued at a weighted-average issue price of $7.16 per share.

(4) Under this plan, as of December 31, 2004, a maximum of 527,859 shares remained available for delivery under full value awards (i.e., bonus stock, stock equivalent units, performance units, restricted stock and restricted stock units). At March 4, 2005, the Company had issued 291,290 shares of stock under this plan and had outstanding awards granted under this plan covering the delivery of up to 2,922,781 shares of common stock. Accordingly, at March 4, 2005, 785,929 shares remained available under the plan, of which 242,459 could be delivered as full value awards.

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

     None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The sections entitled "Ratify Appointment of Independent Public
Accountants -- Audit, Audit-Related, Tax and Other Fees" and "Ratify Appointment of Independent Public Accountants -- Pre-Approval Policy" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2005 are incorporated herein by reference.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

                    FINANCIAL STATEMENTS INCLUDED IN ITEM 8

     See "Index to Financial Statements of Tenneco Automotive Inc. and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data" for a list of financial statements filed as part of this Report.

                      INDEX TO SCHEDULE INCLUDED IN ITEM 8

                                                               PAGE
                                                               ----
Schedule of Tenneco Automotive Inc. and Consolidated
  Subsidiaries -- Schedule II -- Valuation and qualifying
  accounts -- three years ended December 31, 2004...........   113

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

Schedule I -- Condensed financial information of registrant
Schedule III -- Real estate and accumulated depreciation
Schedule IV -- Mortgage loans on real estate
Schedule V -- Supplemental information concerning property -- casualty insurance operations

                                    EXHIBITS

     The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2004, or incorporated herein by reference (exhibits designated by an asterisk are filed with the report; all other exhibits are incorporated by reference):

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
  2         --   None.
  3.1(a)    --   Restated Certificate of Incorporation of the registrant
                 dated December 11, 1996 (incorporated herein by reference
                 from Exhibit 3.1(a) of the registrant's Annual Report on
                 Form 10-K for the year ended December 31, 1997, File No.
                 1-12387).
  3.1(b)    --   Certificate of Amendment, dated December 11, 1996
                 (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997, File No. 1-12387).
  3.1(c)    --   Certificate of Ownership and Merger, dated July 8, 1997
                 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997, File No. 1-12387).
  3.1(d)    --   Certificate of Designation of Series B Junior Participating
                 Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1998, File No. 1-12387).
  3.1(e)    --   Certificate of Elimination of the Series A Participating
                 Junior Preferred Stock of the registrant dated September 11,
                 1998 (incorporated herein by reference from Exhibit 3.1(e)
                 of the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1998, File No. 1-12387).
  3.1(f)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated November 5, 1999
                 (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(g)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated November 5, 1999
                 (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  3.1(h)    --   Certificate of Ownership and Merger merging Tenneco
                 Automotive Merger Sub Inc. with and into the registrant,
                 dated November 5, 1999 (incorporated herein by reference
                 from Exhibit 3.1(h) of the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).
  3.1(i)    --   Certificate of Amendment to Restated Certificate of
                 Incorporation of the registrant dated May 9, 2000
                 (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
  3.2       --   By-laws of the registrant, as amended July 13, 2004
                 (incorporated herein by reference from Exhibit 3.2 of the
                 registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-12387).
  3.3       --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                 ("Global"), as amended (incorporated herein by reference to
                 Exhibit 3.3 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.4       --   By-laws of Global (incorporated herein by reference to
                 Exhibit 3.4 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.5       --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                 (incorporated herein by reference to Exhibit 3.5 to the
                 registrant's Registration Statement on Form S-4, Reg. No.
                 333-93757).

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
  3.6       --   By-laws of TMC (incorporated herein by reference to Exhibit
                 3.6 to the registrant's Registration Statement on Form S-4,
                 Reg. No. 333-93757).
  3.7       --   Amended and Restated Certificate of Incorporation of Tenneco
                 International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.8       --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.9       --   Certificate of Incorporation of Clevite Industries Inc.
                 ("Clevite"), as amended (incorporated herein by reference to
                 Exhibit 3.9 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.10      --   By-laws of Clevite (incorporated herein by reference to
                 Exhibit 3.10 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.11      --   Amended and Restated Certificate of Incorporation of the
                 Pullman Company ("Pullman") (incorporated herein by
                 reference to Exhibit 3.11 to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  3.12      --   By-laws of Pullman (incorporated herein by reference to
                 Exhibit 3.12 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  3.13      --   Certificate of Incorporation of Tenneco Automotive Operating
                 Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
  3.14      --   By-laws of Operating (incorporated herein by reference to
                 Exhibit 3.14 to the registrant's Registration Statement on
                 Form S-4, Reg. No. 333-93757).
  4.1(a)    --   Rights Agreement dated as of September 8, 1998, by and
                 between the registrant and First Chicago Trust Company of
                 New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                 8-K dated September 24, 1998, File No. 1-12387).
  4.1(b)    --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                 Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1999,
                 File No. 1-12387).
  4.1(c)    --   Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from
                 Exhibit 4.4(b) of the registrant's Post-Effective Amendment
                 No. 3, dated February 26, 2001, to its Registration
                 Statement on Form 8-A dated September 17, 1998).
  4.2(a)    --   Indenture, dated as of November 1, 1996, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.1 of the
                 registrant's Registration Statement on Form S-4,
                 Registration No. 333-14003).
  4.2(b)    --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                 herein by reference from Exhibit 4.3(b) of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
  4.2(c)    --   Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
  4.2(d)    --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(e)    --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, File No. 1-12387).
  4.2(f)    --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                 Indenture dated November 1, 1996 between The Chase Manhattan
                 Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-12387).
  4.3       --   Specimen stock certificate for Tenneco Automotive Inc.
                 common stock (incorporated herein by reference from Exhibit
                 4.3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387).
  4.4(a)    --   Indenture dated October 14, 1999 by and between the
                 registrant and The Bank of New York, as trustee
                 (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  4.4(b)    --   Supplemental Indenture dated November 4, 1999 among Tenneco
                 Automotive Operating Subsidiary Inc. (formerly Tenneco
                 Automotive Inc.), Tenneco International Holding Corp.,
                 Tenneco Global Holdings Inc., the Pullman Company, Clevite
                 Industries Inc. and TMC Texas Inc. in favor of The Bank of
                 New York, as trustee (incorporated herein by reference from
                 Exhibit 4.4(b) of the registrant's Quarterly Report on Form
                 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).
  4.4(c)    --   Subsidiary Guarantee dated as of October 14, 1999 from
                 Tenneco Automotive Operating Subsidiary Inc. (formerly
                 Tenneco Automotive Inc.), Tenneco International Holding
                 Corp., Tenneco Global Holdings Inc., the Pullman Company,
                 Clevite Industries Inc. and TMC Texas Inc. in favor of The
                 Bank of New York, as trustee (incorporated herein by
                 reference to Exhibit 4.4(c) to the registrant's Registration
                 Statement on Form S-4, Reg. No. 333-93757).
  4.5(a)    --   Amended and Restated Credit Agreement, dated as of December
                 12, 2003, among Tenneco Automotive Inc., the several banks and other financial institutions or entities from time to
                 time parties thereto, Bank of America, N.A. and Citicorp
                 North America, Inc., as co-documentation agents, Deutsche
                 Bank Securities Inc., as syndication agent, and JP Morgan
                 Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5(a) to the registrant's Annual
                 Report on Form 10-K for the year ended December 31, 2003,
                 File No. 1-12387).
  4.5(b)    --   Amended and Restated Guarantee And Collateral Agreement,
                 dated as of November 4, 1999, by Tenneco Automotive Inc. and the subsidiary guarantors named therein, in favor of
                 JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference from Exhibit 4.5(f) to the registrant's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2003, File No. 1-12387).
  4.5(c)    --   First Amendment, dated as of April 30, 2004, to the Amended and Restated Credit Agreement dated as of December 12, 2003, among Tenneco Automotive Inc., JP Morgan Chase Bank as
                 administrative agent and the various lenders party thereto
                 (incorporated herein by reference from Exhibit 4.5(c) to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12387).

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
  4.5(d)    --   Second Amendment, dated November 19, 2004, to the Amended
                 and Restated Credit Agreement dated as of December 12, 2003, among Tenneco Automotive Inc., JP Morgan Chase Bank as
                 administrative agent and the various lenders party thereto
                 (incorporated herein by reference from Exhibit 99.2 of the registrant's Current Report on Form 8-K dated November 19,
                 2004, File No. 1-12387).
  4.5(e)    --   Third Amendment, dated February 17, 2005, to the Amended and
                 Restated Credit Agreement, dated as of December 12, 2003
                 among Tenneco Automotive Inc., JP Morgan Chase Bank as
                 administrative agent and the various lenders party thereto
                 (incorporated by reference to Exhibit 99.1 to the
                 registrant's Current Report on Form 8-K dated February 17,
                 2005, File No. 1-12387).
  4.6(a)    --   Indenture, dated as of June 19, 2003, among Tenneco
                 Automotive Inc., the subsidiary guarantors named therein and
                 Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(a) to the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended June 30, 2003,
                 File No. 1-12387).
  4.6(b)    --   Collateral Agreement, dated as of June 19, 2003, by Tenneco
                 Automotive Inc. and the subsidiary guarantors named therein in favor of Wachovia Bank, National Association
                 (incorporated herein by reference from Exhibit 4.6(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
  4.6(c)    --   Registration Rights Agreement, dated as of June 19, 2003,
                 among Tenneco Automotive Inc., the subsidiary guarantors
                 named therein, and the initial purchasers named therein, for whom JPMorgan Securities Inc. acted as representative
                 (incorporated herein by reference from Exhibit 4.6(c) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
  4.6(d)    --   Supplemental Indenture, dated as of December 12, 2003, among
                 Tenneco Automotive Inc., the subsidiary guarantors named
                 therein and Wachovia Bank, National Association
                 (incorporated herein by reference to Exhibit 4.6(d) to the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2003, File No. 1-12387).
  4.6(e)    --   Registration Rights Agreement, dated as of December 12,
                 2003, among Tenneco Automotive Inc., the subsidiary
                 guarantors named therein, and the initial purchasers named therein, for whom Banc of America Securities LLC acted as
                 representative agent (incorporated herein by reference to
                 Exhibit 4.5(a) to the registrant's Annual Report on Form
                 10-K for the year ended December 31, 2003, File No.
                 1-12387).
  4.7            Intercreditor Agreement, dated as of June 19, 2003, among
                 JPMorgan Chase Bank, as Credit Agent, Wachovia Bank,
                 National Association, as Trustee and Collateral Agent, and
                 Tenneco Automotive Inc. (incorporated herein by reference
                 from Exhibit 4.7 to the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2003, File No.
                 1-12387).
  4.8       --   Indenture, dated as of November 19, 2004, among Tenneco
                 Automotive Inc., the subsidiary guarantors named therein and
                 The Bank of New York Trust Company (incorporated herein by reference from Exhibit 99.1 of the registrant's Current
                 Report on Form 8-K dated November 19, 2004, File No.
                 1-12387).
  9         --   None.
 10.1       --   Distribution Agreement, dated November 1, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
                 10, File No. 1-12387).

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
 10.2       --   Amendment No. 1 to Distribution Agreement, dated as of
                 December 11, 1996, by and among El Paso Tennessee Pipeline
                 Co. (formerly Tenneco Inc.), the registrant, and Newport
                 News Shipbuilding Inc. (incorporated herein by reference
                 from Exhibit 10.2 of the registrant's Annual Report on Form
                 10-K for the year ended December 31, 1996, File No.
                 1-12387).
 10.3       --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                 Tenneco Inc.), the registrant, and Newport News Shipbuilding
                 Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year
                 ended December 31, 1996, File No. 1-12387).
 10.4       --   Benefits Agreement, dated December 11, 1996, by and among El
                 Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                 registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
 10.5       --   Insurance Agreement, dated December 11, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
 10.6       --   Tax Sharing Agreement, dated December 11, 1996, by and among
                 El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                 Newport News Shipbuilding Inc., the registrant, and El Paso
                 Natural Gas Company (incorporated herein by reference from
                 Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
 10.7       --   First Amendment to Tax Sharing Agreement, dated as of
                 December 11, 1996, among El Paso Tennessee Pipeline Co.
                 (formerly Tenneco Inc.), the registrant, El Paso Natural Gas
                 Company and Newport News Shipbuilding Inc. (incorporated
                 herein by reference from Exhibit 10.7 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, File No. 1-12387).
 10.8       --   Tenneco Automotive Inc. Value Added "TAVA" Incentive
                 Compensation Plan (incorporated herein by reference from
                 Exhibit 10.8 of the registrant's Quarterly Report on Form
                 10-Q for the quarter ended September 30, 2003, File No.
                 1-12387).
 10.9       --   Tenneco Automotive Inc. Change of Control Severance Benefits
                 Plan for Key Executives (incorporated herein by reference
                 from Exhibit 10.13 of the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-12387).
 10.10      --   Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                 Registration Statement on Form S-4, Reg. No. 333-93757).
 10.11      --   Tenneco Automotive Inc. Key Executive Pension Plan
                 (incorporated herein by reference from Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.12      --   Tenneco Automotive Inc. Deferred Compensation Plan
                 (incorporated herein by reference from Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.13      --   Tenneco Automotive Inc. Supplemental Executive Retirement
                 Plan (incorporated herein by reference from Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 2000, File No. 1-12387).
 10.14      --   Human Resources Agreement by and between Tenneco Automotive
                 Inc. and Tenneco Packaging Inc. dated November 4, 1999
                 (incorporated herein by reference to Exhibit 99.1 to the
                 registrant's Current Report on Form 8-K dated November 4,
                 1999, File No. 1-12387).

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
 10.15      --   Tax Sharing Agreement by and between Tenneco Automotive Inc.
                 and Tenneco Packaging Inc. dated November 3, 1999
                 (incorporated herein by reference to Exhibit 99.2 to the
                 registrant's Current Report on Form 8-K dated November 4,
                 1999, File No. 1-12387).
 10.16      --   Amended and Restated Transition Services Agreement by and
                 between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                 dated as of November 4, 1999 (incorporated herein by
                 reference from Exhibit 10.21 of the registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-12387).
 10.17      --   Assumption Agreement among Tenneco Automotive Operating
                 Company Inc., Tenneco International Holding Corp., Tenneco
                 Global Holdings Inc., The Pullman Company, Clevite
                 Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                 and the other Initial Purchasers listed in the Purchase
                 Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.24 of the registrant's
                 Registration Statement on Form S-4, Reg. No. 333-93757).
 10.18      --   Amendment No. 1 to Change in Control Severance Benefits Plan
                 for Key Executives (incorporated herein by reference from
                 Exhibit 10.23 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.19      --   Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from
                 Exhibit 10.24 to the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 10.20      --   Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000, File No.
                 1-12387).
 10.21      --   Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference
                 from Exhibit 10.28 to the registrant's Annual Report on Form
                 10-K for the year ended December 31, 2000, File No.
                 1-12387).
 10.22      --   Form of Indemnity Agreement entered into between the
                 registrant and the following directors of the registrant:
                 Paul Stecko, M. Kathryn Eickhoff and Dennis Severance
                 (incorporated herein by reference from Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).
 10.23      --   Mark P. Frissora Special Appendix under Tenneco Automotive
                 Inc. Supplemental Executive Retirement Plan (incorporated
                 herein by reference from Exhibit 10.30 to the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 2000, File No. 1-12387).
 10.24      --   Letter Agreement dated as of June 1, 2001 between the
                 registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form
                 10-K for the year ended December 31, 2001. File No.
                 1-12387).
 10.25      --   Tenneco Automotive Inc. 2002 Long-Term Incentive Plan (As
                 Amended and Restated Effective March 11, 2003) (incorporated herein by reference from Exhibit 10.26 to the registrant's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2003. File No. 1-12387).
 10.26      --   Amendment No. 1 to Tenneco Automotive Inc. Deferred
                 Compensation Plan (incorporated herein by reference from
                 Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
 10.27      --   Tenneco Automotive Inc. Supplemental Stock Ownership Plan
                 (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2002, File No. 1-12387).

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
 10.28      --   Form of Stock Equivalent Unit Award Agreement under the 2002
                 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.1 of the registrant's Current
                 Report on Form 8-K dated January 13, 2005, File No.
                 1-12387).
 10.29      --   Form of Stock Option Agreement for employees under the 2002
                 Long-Term Incentive Plan, as amended (providing for a ten
                 year option term) (incorporated herein by reference from
                 Exhibit 99.2 of the registrant's Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
 10.30      --   Form of Stock Option Agreement for non-employee directors
                 under the 2002 Long-Term Incentive Plan, as amended
                 (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.3 of the registrant's Current
                 Report on Form 8-K dated January 13, 2005, File No.
                 1-12387).
 10.31      --   Form of Restricted Stock Award Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (three year
                 cliff vesting) (incorporated herein by reference from
                 Exhibit 99.4 of the registrant's Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
 10.32      --   Form of Restricted Stock Award Agreement for non-employee
                 directors under the 2002 Long-Term Incentive Plan, as
                 amended (incorporated herein by reference from Exhibit 99.5 of the registrant's Current Report on Form 8-K dated January
                 13, 2005, File No. 1-12387).
 10.33      --   Form of Restricted Stock Award Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (vesting 1/3 annually) (incorporated herein by reference from Exhibit
                 99.1 of the registrant's Current Report on Form 8-K dated
                 January 17, 2005, File No. 1-12387).
 10.34      --   Form of Stock Option Agreement for employees under the 2002
                 Long-Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from
                 Exhibit 99.2 of the registrant's Current Report on Form 8-K dated January 17, 2005, File No. 1-12387).
 10.35      --   Form of Stock Option Agreement for non-employee directors
                 under the 2002 Long-Term Incentive Plan, as amended
                 (providing for a seven year option term) (incorporated
                 herein by reference from Exhibit 99.3 of the registrant's
                 Current Report on Form 8-K dated January 17, 2005, File No.
                 1-12387).
*10.36      --   Form of Performance Share Agreement for non-employee
                 directors under the 2002 Long-Term Incentive Plan, as
                 amended.
*10.37      --   Summary of 2005 Outside Directors' Compensation.
*10.38      --   Summary of 2005 Named Executive Officer Compensation.
 11         --   None.
*12         --   Computation of Ratio of Earnings to Fixed Charges.
 13         --   None.
 14         --   Tenneco Automotive Inc. Code of Ethical Conduct for
                 Financial Managers (incorporated herein by reference from
                 Exhibit 99.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
 16         --   None.
 18         --   None.
*21         --   List of Subsidiaries of Tenneco Automotive Inc.
 22         --   None.
*23         --   Consent of Deloitte & Touche LLP.
*24         --   Powers of Attorney.

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
*31.1       --   Certification of Mark P. Frissora under Section 302 of the
                 Sarbanes-Oxley Act of 2002.
*31.2       --   Certification of Kenneth R. Trammell under Section 302 of
                 the Sarbanes-Oxley Act of 2002.
*32.1       --   Certification of Mark P. Frissora and Kenneth R. Trammell
                 under Section 906 of the Sarbanes-Oxley Act of 2002.
 99         --   None.

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

                                          TENNECO AUTOMOTIVE INC.

                                          By                  *
                                            ------------------------------------
                                                      Mark P. Frissora
                                            Chairman and Chief Executive Officer

Date: March 16, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on March 16, 2005.

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

                 /s/ TIMOTHY R. DONOVAN                        Executive Vice President, General Counsel
--------------------------------------------------------       and Managing Director-Asia Pacific and
                   Timothy R. Donovan                          Director

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

                           *                                   Vice President and Controller (principal
--------------------------------------------------------       accounting officer)
                 James A. Perkins, Jr.

                           *                                   Director
--------------------------------------------------------
                    Charles W. Cramb

                           *                                   Director
--------------------------------------------------------
                  M. Kathryn Eickhoff

                           *                                   Director
--------------------------------------------------------
                    Frank E. Macher

                           *                                   Director
--------------------------------------------------------
                    Roger B. Porter

                           *                                   Director
--------------------------------------------------------
                  David B. Price, Jr.

                           *                                   Director
--------------------------------------------------------
                  Dennis G. Severance

                           *                                   Director
--------------------------------------------------------
                     Paul T. Stecko

                           *                                   Director
--------------------------------------------------------
                     Jane L. Warner

              *By: /s/ TIMOTHY R. DONOVAN
  ---------------------------------------------------
                   Timothy R. Donovan
                    Attorney in fact