Form 10-Q
period 2005-03-31
TENNECO AUTOMOTIVE INC
filed 2005-05-10
CIK 1024725

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

            For the Quarterly Period Ended March 31, 2005

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

     Common Stock, par value $.01 per share: 43,604,444 shares as of April 29, 2005.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)..................    4
     Tenneco Automotive Inc. and Consolidated Subsidiaries--
       Report of Independent Registered Public Accounting
        Firm................................................    4
       Statements of Income (Loss)..........................    5
       Balance Sheets.......................................    6
       Statements of Cash Flows.............................    7
       Statements of Changes in Shareholders' Equity........    8
       Statements of Comprehensive Loss.....................    9
       Notes to Consolidated Financial Statements...........   10
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   26
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   48
  Item 4. Controls and Procedures...........................   48
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings.................................    *
  Item 2. Unregistered Sales of Equity Securities and Use of
     Proceeds...............................................   49
  Item 3. Defaults Upon Senior Securities...................    *
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................    *
  Item 5. Other Information.................................    *
  Item 6. Exhibits..........................................   49

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

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TENNECO AUTOMOTIVE INC.

     We have reviewed the accompanying consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of March 31, 2005, and the related consolidated statements of income (loss), comprehensive loss, cash flows and changes in shareholders' equity for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of Tenneco Automotive Inc.'s management.

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

     We previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of December 31, 2004, and the related consolidated statements of income (loss), cash flows, changes in shareholders' equity and comprehensive income (loss) for the year then ended prior to the restatement for the change in method of accounting for certain inventory from the last-in, first-out ("LIFO") method to the lower of cost, determined on a first-in, first-out ("FIFO") basis, or market method, (not presented herein); and in our report dated March 8, 2005, we expressed an unqualified opinion on those consolidated financial statements (such report includes an explanatory paragraph relating to a change in accounting for goodwill and intangible assets upon the adoption of Statement of Financial Accounting Standards No. 142). We also audited the adjustments described in Note 3 that were applied to restate the December 31, 2004 consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied and the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the restated consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Chicago, Illinois
May 10, 2005

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2005           2004
                                                              ------------   ------------
                                                              (MILLIONS EXCEPT SHARE AND
                                                                  PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues..........................  $     1,101    $     1,033
                                                              -----------    -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation shown below).....          888            829
  Engineering, research, and development....................           24             17
  Selling, general, and administrative......................           98            109
  Depreciation and amortization of other intangibles........           46             45
                                                              -----------    -----------
                                                                    1,056          1,000
                                                              -----------    -----------
OTHER INCOME (EXPENSE)......................................           (1)            --
                                                              -----------    -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY
  INTEREST..................................................           44             33
  Interest expense (net of interest capitalized)............           32             35
  Income tax expense (benefit)..............................            4             (1)
  Minority interest.........................................            1              1
                                                              -----------    -----------
NET INCOME (LOSS)...........................................  $         7    $        (2)
                                                              ===========    ===========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding--
  Basic.....................................................   42,674,558     40,861,204
  Diluted...................................................   44,995,875     43,539,508
Basic earnings (loss) per share of common stock.............  $      0.17    $     (0.05)
Diluted earnings (loss) per share of common stock...........  $      0.16    $     (0.05)

  The accompanying notes to financial statements are an integral part of these statements of income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                             AS ADJUSTED
                                                                               (NOTE 3)
                                                                MARCH 31,    DECEMBER 31,
                                                                  2005           2004
                                                                ---------    ------------
                                                                       (MILLIONS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................     $    68       $   214
  Receivables--
    Customer notes and accounts, net........................         528           458
    Other...................................................          28            30
  Inventories--
    Finished goods..........................................         183           167
    Work in process.........................................         104            85
    Raw materials...........................................         109           105
    Materials and supplies..................................          39            39
  Deferred income taxes.....................................          70            70
  Prepayments and other.....................................         143           124
                                                                 -------       -------
                                                                   1,272         1,292
                                                                 -------       -------
Other assets:
  Long-term notes receivable, net...........................          21            24
  Goodwill..................................................         196           196
  Intangibles, net..........................................          23            24
  Deferred income taxes.....................................         309           304
  Other.....................................................         145           145
                                                                 -------       -------
                                                                     694           693
                                                                 -------       -------
Plant, property, and equipment, at cost.....................       2,418         2,451
  Less--Reserves for depreciation and amortization..........       1,323         1,317
                                                                 -------       -------
                                                                   1,095         1,134
                                                                 -------       -------
                                                                 $ 3,061       $ 3,119
                                                                 =======       =======

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
    debt)...................................................     $    48       $    19
  Trade payables............................................         707           696
  Accrued taxes.............................................          25            24
  Accrued interest..........................................          32            35
  Accrued liabilities.......................................         220           226
  Other.....................................................          30            47
                                                                 -------       -------
                                                                   1,062         1,047
                                                                 -------       -------
Long-term debt..............................................       1,360         1,401
                                                                 -------       -------
Deferred income taxes.......................................         125           126
                                                                 -------       -------
Postretirement benefits.....................................         281           276
                                                                 -------       -------
Deferred credits and other liabilities......................          73            86
                                                                 -------       -------
Commitments and contingencies
Minority interest...........................................          25            24
                                                                 -------       -------
Shareholders' equity:
  Common stock..............................................          --            --
  Premium on common stock and other capital surplus.........       2,768         2,764
  Accumulated other comprehensive loss......................        (220)         (185)
  Retained earnings (accumulated deficit)...................      (2,173)       (2,180)
                                                                 -------       -------
                                                                     375           399
  Less--Shares held as treasury stock, at cost..............         240           240
                                                                 -------       -------
                                                                     135           159
                                                                 -------       -------
                                                                 $ 3,061       $ 3,119
                                                                 =======       =======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
                                                                -------------
                                                                2005     2004
                                                                -----    ----
                                                                 (MILLIONS)
OPERATING ACTIVITIES
Net income (loss)...........................................    $   7    $ (2)
Adjustments to reconcile income (loss) to cash provided by
  operating activities--
  Depreciation and amortization of other intangibles........       46      45
  Deferred income taxes.....................................       (4)     (9)
  Changes in components of working capital (net of
     acquisition)--
     (Increase) decrease in receivables.....................      (78)    (70)
     (Increase) decrease in inventories.....................      (46)    (27)
     (Increase) decrease in prepayments and other current
      assets................................................      (23)    (26)
     Increase (decrease) in payables........................       21      79
     Increase (decrease) in accrued taxes...................       --       5
     Increase (decrease) in accrued interest................       (3)     (2)
     Increase (decrease) in other current liabilities.......       (8)     15
  Other.....................................................      (11)      5
                                                                -----    ----
Net cash provided (used) by operating activities............      (99)     13
                                                                -----    ----
INVESTING ACTIVITIES
Net proceeds from the sale of assets........................        1      11
Expenditures for plant, property, and equipment.............      (32)    (25)
Acquisition of business.....................................      (11)     --
Investments and other.......................................        3      (1)
                                                                -----    ----
Net cash used by investing activities.......................      (39)    (15)
                                                                -----    ----
FINANCING ACTIVITIES
Issuance of common shares...................................        2       3
Retirement of long-term debt................................      (41)     (2)
Net increase (decrease) in short-term debt excluding current
  maturities of long-term debt..............................       33      (2)
Other.......................................................        1       1
                                                                -----    ----
Net cash used by financing activities.......................       (5)     --
                                                                -----    ----
Effect of foreign exchange rate changes on cash and cash
  equivalents...............................................       (3)      6
                                                                -----    ----
Increase (decrease) in cash and cash equivalents............     (146)      4
Cash and cash equivalents, January 1........................      214     145
                                                                -----    ----
Cash and cash equivalents, March 31 (Note)..................    $  68    $149
                                                                =====    ====
Cash paid during the period for interest....................    $  31    $ 37
Cash paid during the period for income taxes (net of
  refunds)..................................................    $   7    $  3

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                    AS ADJUSTED (NOTE 3)
                                                                THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------------------------
                                                               2005                     2004
                                                       ---------------------    ---------------------
                                                         SHARES      AMOUNT       SHARES      AMOUNT
                                                       ----------    -------    ----------    -------
                                                              (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1..................................    44,275,594    $    --    42,167,296    $    --
  Issued pursuant to benefit plans.................       290,330         --       445,791         --
  Stock options exercised..........................       335,340         --       551,199         --
                                                       ----------    -------    ----------    -------
Balance March 31...................................    44,901,264         --    43,164,286         --
                                                       ==========               ==========
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1..................................                    2,764                    2,751
  Premium on common stock issued pursuant to
     benefit plans.................................                        4                        3
                                                                     -------                  -------
Balance March 31...................................                    2,768                    2,754
                                                                     -------                  -------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance January 1..................................                     (185)                    (241)
  Other comprehensive loss.........................                      (35)                      (6)
                                                                     -------                  -------
Balance March 31...................................                     (220)                    (247)
                                                                     -------                  -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1, as previously reported..........                   (2,189)                  (2,212)
  Adjustment for the cumulative effect on prior
     years of applying retroactively the new method
     of inventory valuation........................                        9                        7
                                                                     -------                  -------
  Balance January 1, as adjusted...................                   (2,180)                  (2,205)
  Net income (loss)................................                        7                       (2)
                                                                     -------                  -------
Balance March 31...................................                   (2,173)                  (2,207)
                                                                     -------                  -------
LESS--COMMON STOCK HELD AS TREASURY STOCK, AT COST
Balance January 1 and March 31.....................     1,294,692        240     1,294,692        240
                                                       ==========    -------    ==========    -------
       Total.......................................                  $   135                  $    60
                                                                     =======                  =======

      The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                        STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED MARCH 31,
                                          -------------------------------------------------------------
                                                      2005                            2004
                                          -----------------------------   -----------------------------
                                           ACCUMULATED                     ACCUMULATED
                                              OTHER                           OTHER
                                          COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                             INCOME          INCOME          INCOME          INCOME
                                             (LOSS)          (LOSS)          (LOSS)          (LOSS)
                                          -------------   -------------   -------------   -------------
                                                                   (MILLIONS)
NET INCOME (LOSS).......................                      $  7                             $(2)
                                                              ----                             ---
ACCUMULATED OTHER COMPREHENSIVE LOSS
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1.....................      $ (63)                          $(143)
     Translation of foreign currency
       statements.......................        (35)           (35)              (6)            (6)
                                              -----                           -----
  Balance March 31......................        (98)                           (149)
                                              -----                           -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance January 1 and March 31........       (122)                            (98)
                                              -----                           -----
Balance March 31........................      $(220)                          $(247)
                                              =====           ----            =====            ---
Other comprehensive loss................                       (35)                             (6)
                                                              ----                             ---
COMPREHENSIVE LOSS......................                      $(28)                            $(8)
                                                              ====                             ===

      The accompanying notes to financial statements are an integral part of these statements of comprehensive loss.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     (1) As you read the accompanying financial statements and Management's Discussion and Analysis you should also read our Annual Report on Form 10-K for the year ended December 31, 2004 which we plan to amend to restate prior years' financial statements in connection with our accounting change described in Note 3 below.

     In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Tenneco Automotive Inc.'s financial position, results of operations, cash flows, changes in shareholders' equity, and comprehensive loss for the periods indicated. We have prepared the unaudited interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements.

     Our consolidated financial statements include all majority-owned subsidiaries. We carry investments in 20 percent to 50 percent owned companies at cost plus equity in undistributed earnings and cumulative translation adjustments from the date of acquisition since we have the ability to exert significant influence over operating and financial policies.

     We have reclassified prior year's financial statements where appropriate to conform to 2005 presentations.

     (2) In February 2005, we announced the acquisition of substantially all the exhaust assets of Gabilan Manufacturing, Inc., a privately held company that has developed and manufactured motorcycle exhaust systems for Harley-Davidson motorcycles since 1978. The company also produces aftermarket muffler kits for Harley-Davidson. We purchased Gabilan's assets for $11 million in cash and expect the acquisition to be accretive within the first year. Gabilan generated approximately $38 million in revenue in 2004.

     (3) Prior to the first quarter of 2005, inventories in the U.S. based operations (17 percent and 19 percent of our total consolidated inventories at December 31, 2004 and 2003, respectively) were valued using the last-in, first-out ("LIFO") method and all other inventories were valued using the first-in, first-out ("FIFO") or average cost methods at the lower of cost or market value. Effective January 1, 2005, we changed our accounting method for valuing inventory for our U.S. based operations from the LIFO method to the FIFO method. As a result, all U.S. inventories are now stated at the lower of cost, determined on a FIFO basis, or market. We elected to change to the FIFO method as we believe it is preferable for the following reasons: 1) the change will provide better matching of revenue and expenditures and 2) the change will achieve greater consistency in valuing our global inventory. Additionally, we initially adopted LIFO as it provided certain U.S. tax benefits which we no longer realize due to our U.S. net operating losses (when applied for tax purposes, tax laws require that LIFO be applied for GAAP as well). As a result of the change, we also expect to realize administrative efficiencies.

     In accordance with GAAP, the change in inventory accounting has been applied by adjusting prior year's financial statements. The effect of the change in accounting principle as of December 31, 2004, was to increase inventories by $14 million, reduce deferred tax assets by $5 million, and increase retained earnings by $9 million. Previously reported results of operations presented herein have not been restated because there was no impact on consolidated net income (loss) for the three-month periods ended March 31, 2005 and 2004.

     (4) In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at a per annum rate of 10 1/4 percent to floating interest rate debt at a per annum rate of LIBOR plus a spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR rate as of December 31, 2004 as determined under these agreements is 1.86 percent. This rate remained in effect until January 15, 2005 when it increased to 2.89 percent. Based upon the LIBOR of 2.89 percent, which was in effect as of January 15, 2005 under these agreements (and remains in effect until July 15, 2005), these swaps

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

would reduce our 2005 annual interest expense by approximately $2 million. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such are recorded on the balance sheet at market value with an offset to the underlying hedged item, which is long term debt. As of March 31, 2005, the fair value of the interest rate swaps was a liability of approximately $5 million, which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities.

     In February 2005 we amended our senior credit facility to reduce by 75 basis points the interest rate on the term loan B facility and the tranche B-1 letter of credit/revolving loan facility. In connection with the amendment, we voluntarily prepaid $40 million in principal on the term loan B, reducing the term loan B facility from $396 million to $356 million.

     Additional provisions of the amendment to the senior credit facility agreement were as follows: (i) amend the definition of EBITDA to exclude up to $60 million in restructuring-related expenses announced and taken after February 2005, (ii) increase permitted investments to $50 million, (iii) exclude expenses related to the issuance of stock options from the definition of consolidated net income, (iv) permit us to redeem up to $125 million of senior secured notes after January 1, 2008 (subject to certain conditions), (v) increase our ability to add commitments under the revolving credit facility by $25 million, and (vi) make other minor modifications. We incurred approximately $1 million in fees and expenses associated with this amendment, which will be capitalized and amortized over the remaining term of the agreement.

     Following the February 2005 voluntary prepayment of $40 million, the term loan B facility is payable as follows: $74 million due March 31, 2010, and $94 million due each of June 30, September 30 and December 12, 2010. The revolving credit facility requires that if any amounts are drawn, they be repaid by December 2008. Prior to that date, funds may be borrowed, repaid and reborrowed under the revolving credit facility without premium or penalty. Letters of credit may be issued under the revolving credit facility.

     The tranche B-1 letter of credit/revolving loan facility requires that it be repaid by December 2010. We can borrow revolving loans from the tranche B-1 letter of credit/revolving loan facility and use that facility to support letters of credit. The tranche B-1 letter of credit/revolving loan facility lenders have deposited funds in an amount equal to the size of the facility with the administrative agent, who has invested that amount in time deposits. We do not have an interest in any of the funds on deposit. When we draw revolving loans under this facility, the loans are funded from the funds on deposit with the administrative agent. When we make repayments, the repayments are redeposited with the administrative agent.

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

     In March 2005, we increased the amount of commitments under our revolving credit facility from $220 million to $285 million and reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $180 million to $170 million. This reduction of our tranche B-1 letter of credit/revolving loan facility was required under the terms of the senior credit facility, as we had increased the amount of our revolving credit facility commitments by more than $55 million.

     In April 2005, we further increased the amount of commitments under our revolving credit facility from $285 million to $300 million and, as required under the terms of our senior credit facility, reduced the amount

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

of commitments under our tranche B-1 letter of credit/revolving loan facility from $170 million to $155 million.

     (5) Over the past several years we have adopted plans to restructure portions of our operations. These plans were approved by the Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Prior to the change in accounting required for exit or disposal activities, we recorded charges to income related to these plans for costs that do not benefit future activities in the period in which the plans were finalized and approved, while actions necessary to affect these restructuring plans occurred over future periods in accordance with established plans.

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. Project Genesis involved closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $0.81 per diluted common share. We eliminated 974 positions in connection with Project Genesis. Additionally, we executed this plan more efficiently than originally anticipated and as a result in the fourth quarter of 2002 reduced our reserves related to this restructuring activity by $6 million, which was recorded in cost of sales. In the fourth quarter of 2003, we reclassified $2 million of severance reserve to the asset impairment reserve. This reclassification became necessary, as actual asset impairments along with the sale of our closed facilities were different than the original estimates. We completed the remaining restructuring activities under Project Genesis as of the end of 2004. Since Project Genesis was announced, we have undertaken a number of related projects designed to restructure our operations, described below.

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

     In October 2004, we announced a plan to eliminate 250 salaried positions through selected layoffs and an elective early retirement program. The majority of layoffs were at middle and senior management levels. We expect to incur total charges of approximately $24 to $26 million related to these reductions. As of March 31, 2005, we have incurred $23 million in severance costs. Of this total, $7 million was recorded in cost of sales and $16 million was recorded in selling, general and administrative expense. We anticipate incurring the remaining costs during the second quarter of 2005. Of the total $23 million in severance costs incurred to date, $17 million were cash payments with the remainder accrued in other short-term liabilities.

     Including the above costs, we incurred $3 million in restructuring and restructuring-related costs in the first quarter of 2005. Including the costs incurred in 2002 through 2004 of $59 million, we have incurred a total of $62 million for activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for these actions.

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we were allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives over the 2002 to 2006 time period from the calculation of the financial covenant ratios we

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

are required to maintain under our senior credit agreement. In February of 2005, our senior credit facility was amended to exclude all remaining cash charges and expenses related to restructuring initiatives started before February of 2005. As of March 31, 2005, we have excluded $62 million in allowable charges relating to restructuring initiatives previously started.

     Under our amended facility, we are allowed to exclude up to an additional $60 million of cash charges and expenses, before taxes, related to restructuring activities initiated after February 2005 from the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2005, we have no exclusions against the $60 million available under the terms of the February 2005 amendment to the senior credit facility.

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

     As of March 31, 2005, we are designated as a potentially responsible party in one Superfund site. We have estimated our share of the remediation costs for this site to be less than $1 million in the aggregate. In addition to the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $10 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divesti-

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

tures. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

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

     Below is a table that shows the activity in the warranty accrual accounts:

                                                                 THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
                                                                --------------
                                                                2005      2004
                                                                ----      ----
                                                                  (MILLIONS)
Beginning Balance...........................................    $19       $18
Accruals related to product warranties......................      3         3
Reductions for payments made................................     (3)       (2)
                                                                ---       ---
Ending Balance..............................................    $19       $19
                                                                ===       ===

     (7) In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs an amendment of Accounting Research Bulletin No. 43, Chapter 4." This statement requires idle facility expenses, excessive spoilage, double freight and rehandling costs to be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." SFAS No. 151 is

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.

     In December 2004, the FASB revised SFAS No. 123, "Share-Based Payment" which supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." This revised statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The revised SFAS No. 123 is effective for interim reporting periods that begin at the beginning of the next fiscal year January 1, 2006. We estimate that the impact on our net income for the full year 2004 would not exceed approximately $2 million or $0.05 per diluted share had we adopted SFAS No. 123.

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

     In December 2004, the FASB issued FSP No. 109-2. FSP No. 109-2 addresses the question on the impact of a company's APB No. 23 Accounting for Income Taxes--Special Areas representation under The Act, which provides for a special one-time 85 percent dividend deduction on dividends from foreign subsidiaries. FSP No. 109-2 was effective upon issuance. The issuance of FSP No. 109-2 does not change how we apply APB No. 23, and therefore, did not have any impact on our consolidated financial statements.

     In March 2005, the FASB issued Interpretation No. ("FIN") 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. 46 (revised December
2003). The statement addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or potential VIE when specific conditions exist. The guidance should be applied in the first reporting period beginning after March 3, 2005. The adoption of FSP No. FIN 46(R)-5 does not have an impact on our consolidated financial statements.

     In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations." This interpretation clarifies that the term conditional asset retirement obligation as used in FASB No. 143, "Accounting for Assets Retirement Obligation," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 is not expected to have a material impact on our financial position or results of operation.

     (8) We sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party, net of a factoring discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $147 million and $144 million at March 31, 2005 and 2004, respectively. We recognized a loss of less than $1 million for each of the quarters ended March 31, 2005 and 2004, respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, and it averaged six percent during the time period in 2005 when we sold receivables. We retained ownership of the remaining interest in the pool of receivables not sold to the third

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

     (9) We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," and amended by SFAS No. 148, "Accounting for Stock-based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123," we follow the disclosure only requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) and earnings
(loss) per share if we had applied the fair value recognition provisions of SFAS No. 123:

                                                                  THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                                -----------------
                                                                2005        2004
                                                                -----      ------
                                                                (MILLIONS EXCEPT
                                                                    PER SHARE
                                                                    AMOUNTS)
Net income (loss)...........................................    $   7      $   (2)
Add: Stock-based employee compensation expense included in
  net income, net of income tax.............................        1           7
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of
  income tax................................................       (2)         (8)
                                                                -----      ------
Pro forma net income (loss).................................    $   6      $   (3)
                                                                =====      ======
Earnings (loss) per share:
Basic--as reported..........................................    $0.17      $(0.05)
Basic--pro forma............................................    $0.16      $(0.06)
Diluted--as reported........................................    $0.16      $(0.05)
Diluted--pro forma..........................................    $0.15      $(0.06)

     The fair value of each option granted during the first three months of 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for grants in the first three months of 2005 and 2004, respectively: (i) risk-free interest rates of 4.2 percent and 4.1 percent; (ii) expected lives of 7 years and 10 years;
(iii) expected volatility of 43.0 percent and 43.6 percent; and (iv) no dividend yield.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     (10) Earnings (loss) per share of common stock outstanding were computed as follows:

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                ------------------------------
                                                                    2005              2004
                                                                ------------      ------------
                                                                (MILLIONS EXCEPT SHARE AND PER
                                                                        SHARE AMOUNTS)
Basic earnings (loss) per share--
  Income (loss).............................................    $         7       $        (2)
                                                                ===========       ===========
  Average shares of common stock outstanding................     42,674,558        40,861,204
                                                                ===========       ===========
  Earnings (loss) per average share of common stock.........    $      0.17       $     (0.05)
                                                                ===========       ===========
Diluted earnings (loss) per share--
  Income (loss).............................................    $         7       $        (2)
                                                                ===========       ===========
  Average shares of common stock outstanding................     42,674,558        40,861,204
  Effect of dilutive securities:
     Restricted stock.......................................        313,372           291,656
     Stock options..........................................      2,007,945         2,386,648
                                                                -----------       -----------
  Average shares of common stock outstanding including
     dilutive securities....................................     44,995,875        43,539,508
                                                                ===========       ===========
  Earnings (loss) per average share of common stock.........    $      0.16       $     (0.05)
                                                                ===========       ===========

     Options to purchase 1,249,391 and 738,652 shares of common stock were outstanding at March 31, 2005 and 2004, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares on such dates.

     (11) Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                  --------------------------------------------------
                                                       2005              2004         2005     2004
                                                  --------------    --------------    -----    -----
                                                              PENSION                 POSTRETIREMENT
                                                  --------------------------------    --------------
                                                  US     FOREIGN     US    FOREIGN     US       US
                                                  ---    -------    ----   -------    -----    -----
                                                                      (MILLIONS)
Service cost--benefits earned during the year...  $ 5      $ 2      $ 4      $ 1       $ 1      $ 1
Interest cost...................................    4        4        4        3         2        2
Expected return on plan assets..................   (4)      (4)      (3)      (4)       --       --
Net amortization:
  Actuarial loss................................    1        1       --        1         2        1
  Prior service cost............................   --       --        1       --        (2)      (2)
                                                  ---      ---      ---      ---       ---      ---
Net pension and postretirement costs............  $ 6      $ 3      $ 6      $ 1       $ 3      $ 2
                                                  ===      ===      ===      ===       ===      ===

     For the three months ended March 31, 2005, we made pension contributions of approximately $3 million for our domestic pension plans and $2 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to make approximately $44 million to $49 million in contributions for the remainder of 2005.

     We made postretirement contributions of approximately $2 million during the first three months of 2005. Based on current actuarial estimates, we believe we will be required to make approximately $7 million in contributions for the remainder of 2005.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     (12) We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $4 million at both March 31, 2005 and 2004, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

     Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our then existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility, our senior secured notes and our senior subordinated notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries. The arrangement for the $475 million senior secured notes is also secured by second-priority liens on substantially all our domestic assets, excluding some of the stock of our domestic subsidiaries. No assets or capital stock of our direct or indirect foreign subsidiaries secure these notes. You should also read Note 14 where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, travel and procurement card programs, and cash management requirements for some of our subsidiaries totaling $26 million. We have also issued $19 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

     (13) In October 2004, we announced a change in the structure of our organization which changed our reportable segments. The European segment now includes South American operations. While this has no impact on our consolidated results, it changes our segment results.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     The following table summarizes certain Tenneco segment information:

                                                                           SEGMENT
                                              -----------------------------------------------------------------
                                                               EUROPE &
                                                                SOUTH       ASIA      RECLASS &
                                              NORTH AMERICA    AMERICA     PACIFIC      ELIMS      CONSOLIDATED
                                              -------------    --------    -------    ---------    ------------
                                                                         (MILLIONS)
AT MARCH 31, 2005, AND FOR THE THREE
  MONTHS THEN ENDED
Revenues from external customers..........       $  505         $  507      $ 89        $ --          $1,101
Intersegment revenues.....................            1             15         3         (19)             --
Income before interest, income taxes, and
  minority interest.......................           37              5         2          --              44
Total assets..............................        1,282          1,390       280         109           3,061
AT MARCH 31, 2004, AND FOR THE THREE
  MONTHS THEN ENDED
Revenues from external customers..........       $  503         $  442      $ 88        $ --          $1,033
Intersegment revenues.....................            2             13         4         (19)             --
Income before interest, income taxes, and
  minority interest.......................           30             --         3          --              33
Total assets, as adjusted (Note 3)........        1,207          1,281       260         176           2,924

     (14) Supplemental guarantor condensed financial statements are presented below:

Basis of Presentation

     Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries (which are referred to as the Guarantor Subsidiaries) fully and unconditionally guarantee our senior subordinated notes due 2014 and our senior secured notes due 2013 on a joint and several basis. We have not presented separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries because management has determined that such information is not material to the holders of the notes. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                        FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                       ----------------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External......................        $521            $580             $ --            $  --         $1,101
     Affiliated companies..........          17             130               --             (147)            --
                                           ----            ----             ----            -----         ------
                                            538             710               --             (147)         1,101
                                           ----            ----             ----            -----         ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).....         427             608               --             (147)           888
  Engineering, research, and
     development...................          14              10               --               --             24
  Selling, general, and
     administrative................          40              58               --               --             98
  Depreciation and amortization of
     other intangibles.............          18              28               --               --             46
                                           ----            ----             ----            -----         ------
                                            499             704               --             (147)         1,056
                                           ----            ----             ----            -----         ------
OTHER INCOME (EXPENSE).............           2              (3)              --               --             (1)
                                           ----            ----             ----            -----         ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES........................          41               3               --               --             44
  Interest expense--
     External (net of interest
       capitalized)................          --               1               31               --             32
     Affiliated companies (net of
       interest income)............          27              (2)             (25)              --             --
  Income tax expense (benefit).....          13               1               (3)              (7)             4
  Minority interest................          --               1               --               --              1
                                           ----            ----             ----            -----         ------
                                              1               2               (3)               7              7
  Equity in net income (loss) from
     affiliated companies..........           8              --               10              (18)            --
                                           ----            ----             ----            -----         ------
NET INCOME (LOSS)..................        $  9            $  2             $  7            $ (11)        $    7
                                           ====            ====             ====            =====         ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                        FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                       ----------------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External......................        $401            $632             $ --            $ --          $1,033
     Affiliated companies..........          17              26               --             (43)             --
                                           ----            ----             ----            ----          ------
                                            418             658               --             (43)          1,033
                                           ----            ----             ----            ----          ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).....         319             553               --             (43)            829
  Engineering, research, and
     development...................           7              10               --              --              17
  Selling, general, and
     administrative................          56              53               --              --             109
  Depreciation and amortization of
     other intangibles.............          19              26               --              --              45
                                           ----            ----             ----            ----          ------
                                            401             642               --             (43)          1,000
                                           ----            ----             ----            ----          ------
OTHER INCOME (EXPENSE).............           8              (3)              --              (5)             --
                                           ----            ----             ----            ----          ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES........................          25              13               --              (5)             33
  Interest expense--
     External (net of interest
       capitalized)................          --               1               34              --              35
     Affiliated companies (net of
       interest income)............          21              (2)             (19)             --              --
  Income tax expense (benefit).....          (3)              2              (18)             18              (1)
  Minority interest................          --               1               --              --               1
                                           ----            ----             ----            ----          ------
                                              7              11                3             (23)             (2)
  Equity in net income (loss) from
     affiliated companies..........          14              --               (5)             (9)             --
                                           ----            ----             ----            ----          ------
NET INCOME (LOSS)..................        $ 21            $ 11             $ (2)           $(32)         $   (2)
                                           ====            ====             ====            ====          ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                    MARCH 31, 2005
                                       ------------------------------------------------------------------------
                                                                         TENNECO
                                                                     AUTOMOTIVE INC.
                                        GUARANTOR     NONGUARANTOR       (PARENT       RECLASS &
                                       SUBSIDIARIES   SUBSIDIARIES      COMPANY)         ELIMS     CONSOLIDATED
                                       ------------   ------------   ---------------   ---------   ------------
                                                                      (MILLIONS)
               ASSETS
Current assets:
  Cash and cash equivalents..........     $   --         $   68          $   --         $    --       $   68
  Receivables, net...................        154            579              25            (202)         556
  Inventories........................        134            301              --              --          435
  Deferred income taxes..............         59             10              36             (35)          70
  Prepayments and other..............         22            121              --              --          143
                                          ------         ------          ------         -------       ------
                                             369          1,079              61            (237)       1,272
                                          ------         ------          ------         -------       ------
Other assets:
  Investment in affiliated
     companies.......................        428             --             958          (1,386)          --
  Notes and advances receivable from
     affiliates......................      3,096             14           4,680          (7,790)          --
  Long-term notes receivable, net....          2             19              --              --           21
  Goodwill...........................        136             60              --              --          196
  Intangibles, net...................         13             10              --              --           23
  Deferred income taxes..............        257             52             178            (178)         309
  Other..............................         35             75              35              --          145
                                          ------         ------          ------         -------       ------
                                           3,967            230           5,851          (9,354)         694
                                          ------         ------          ------         -------       ------
Plant, property, and equipment, at
  cost...............................        897          1,521              --              --        2,418
  Less--Reserves for depreciation and
     amortization....................        562            761              --              --        1,323
                                          ------         ------          ------         -------       ------
                                             335            760              --              --        1,095
                                          ------         ------          ------         -------       ------
                                          $4,671         $2,069          $5,912         $(9,591)      $3,061
                                          ======         ======          ======         =======       ======

           LIABILITIES AND
        SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt)
     Short-term
       debt--non-affiliated..........     $   --         $   18          $   30         $    --       $   48
     Short-term debt--affiliated.....         20             95              10            (125)          --
  Trade payables.....................        233            547              --             (73)         707
  Accrued taxes......................         32             14              --             (21)          25
  Other..............................        128            126              31              (3)         282
                                          ------         ------          ------         -------       ------
                                             413            800              71            (222)       1,062
Long-term debt--non-affiliated.......         --             14           1,346              --        1,360
Long-term debt--affiliated...........      3,434             --           4,356          (7,790)          --
Deferred income taxes................        257             66              --            (198)         125
Postretirement benefits and other
  liabilities........................        260             84               4               6          354
Commitments and contingencies
Minority interest....................         --             25              --              --           25
Shareholders' equity.................        307          1,080             135          (1,387)         135
                                          ------         ------          ------         -------       ------
                                          $4,671         $2,069          $5,912         $(9,591)      $3,061
                                          ======         ======          ======         =======       ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                       AS ADJUSTED (NOTE 3)
                                                                        DECEMBER 31, 2004
                                           ----------------------------------------------------------------------------
                                                                               TENNECO
                                                                           AUTOMOTIVE INC.
                                            GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                           SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                           ------------    ------------    ---------------    ---------    ------------
                                                                            (MILLIONS)
                ASSETS
Current assets:
  Cash and cash equivalents............       $  140          $   74           $   --          $    --        $  214
  Receivables, net.....................          122             588               27             (249)          488
  Inventories..........................          116             280               --               --           396
  Deferred income taxes................           59              10               23              (22)           70
  Prepayments and other................           12             112               --               --           124
                                              ------          ------           ------          -------        ------
                                                 449           1,064               50             (271)        1,292
                                              ------          ------           ------          -------        ------
Other assets:
  Investment in affiliated companies...          396              --              980           (1,376)           --
  Notes and advances receivable from
    affiliates.........................        3,060              87            4,588           (7,735)           --
  Long-term notes receivable, net......            2              22               --               --            24
  Goodwill.............................          136              60               --               --           196
  Intangibles, net.....................           14              10               --               --            24
  Deferred income taxes................          275              29              179             (179)          304
  Other................................           37              73               35               --           145
                                              ------          ------           ------          -------        ------
                                               3,920             281            5,782           (9,290)          693
                                              ------          ------           ------          -------        ------
Plant, property, and equipment, at
  cost.................................          894           1,557               --               --         2,451
  Less--Reserves for depreciation and
    amortization.......................          553             764               --               --         1,317
                                              ------          ------           ------          -------        ------
                                                 341             793               --               --         1,134
                                              ------          ------           ------          -------        ------
                                              $4,710          $2,138           $5,832          $(9,561)       $3,119
                                              ======          ======           ======          =======        ======

            LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
    maturities of long-term debt)
    Short-term debt--non-affiliated....       $   --          $   14           $    5          $    --        $   19
    Short-term debt--affiliated........           93              69               10             (172)           --
  Trade payables.......................          218             552               --              (74)          696
  Accrued taxes........................           25              21               --              (22)           24
  Other................................          135             141               34               (2)          308
                                              ------          ------           ------          -------        ------
                                                 471             797               49             (270)        1,047
Long-term debt-non-affiliated..........           --              16            1,385               --         1,401
Long-term debt-affiliated..............        3,408              79            4,248           (7,735)           --
Deferred income taxes..................          242              63               --             (179)          126
Postretirement benefits and other
  liabilities..........................          261              95               --                6           362
Commitments and contingencies
Minority interest......................           --              24               --               --            24
Shareholders' equity...................          328           1,064              150           (1,383)          159
                                              ------          ------           ------          -------        ------
                                              $4,710          $2,138           $5,832          $(9,561)       $3,119
                                              ======          ======           ======          =======        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                            THREE MONTHS ENDED MARCH 31, 2005
                                       ----------------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities.............       $ (52)           $  8             $(55)           $  --         $ (99)
                                          -----            ----             ----            -----         -----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets...........................          --               1               --               --             1
Expenditures for plant, property,
  and equipment....................         (10)            (22)              --               --           (32)
Acquisition of business............          --             (11)              --               --           (11)
Investments and other..............           1               2               --               --             3
                                          -----            ----             ----            -----         -----
Net cash used by investing
  activities.......................          (9)            (30)              --               --           (39)
                                          -----            ----             ----            -----         -----
FINANCING ACTIVITIES
Issuance of common shares..........          --              --                2               --             2
Retirement of long-term debt.......          --              (1)             (40)              --           (41)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt.....          --               4               29               --            33
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations.........         (79)             15               64               --            --
Other..............................          --               1               --               --             1
                                          -----            ----             ----            -----         -----
Net cash provided (used) by
  financing activities.............         (79)             19               55               --            (5)
                                          -----            ----             ----            -----         -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents......................          --              (3)              --               --            (3)
                                          -----            ----             ----            -----         -----
Increase (decrease) in cash and
  cash equivalents.................        (140)             (6)              --               --          (146)
Cash and cash equivalents, January
  1................................         140              74               --               --           214
                                          -----            ----             ----            -----         -----
Cash and cash equivalents, March 31
  (Note)...........................       $  --            $ 68             $ --            $  --         $  68
                                          =====            ====             ====            =====         =====

NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                            THREE MONTHS ENDED MARCH 31, 2004
                                       ----------------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities.............        $  9            $ 62             $(58)           $  --          $ 13
                                           ----            ----             ----            -----          ----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets...........................          --              11               --               --            11
Expenditures for plant, property,
  and equipment....................          (9)            (16)              --               --           (25)
Investments and other..............          --              (1)              --               --            (1)
                                           ----            ----             ----            -----          ----
Net cash used by investing
  activities.......................          (9)             (6)              --               --           (15)
                                           ----            ----             ----            -----          ----
FINANCING ACTIVITIES
Issuance of common shares..........          --              --                3               --             3
Retirement of long-term debt.......          --              (1)              (1)              --            (2)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt.....          --              (2)              --               --            (2)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations.........         (10)            (46)              56               --            --
Other..............................          --               1               --               --             1
                                           ----            ----             ----            -----          ----
Net cash provided (used) by
  financing activities.............         (10)            (48)              58               --            --
                                           ----            ----             ----            -----          ----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents......................          --               6               --               --             6
                                           ----            ----             ----            -----          ----
Increase (decrease) in cash and
  cash equivalents.................         (10)             14               --               --             4
Cash and cash equivalents, January
  1................................          70              75               --               --           145
                                           ----            ----             ----            -----          ----
Cash and cash equivalents, March 31
  (Note)...........................        $ 60            $ 89             $ --            $  --          $149
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

     We are one of the world's leading manufacturers of automotive emission control and ride control products and systems. We serve both original equipment
(OE) vehicle manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe(R), Rancho(R), Clevite(R) Elastomers and Fric Rot(TM) ride control products and Walker(R), Fonos(TM), and Gillet(TM) emission control products. Worldwide we serve more than 30 different original equipment manufacturers, and our products or systems are included on six of the top 10 passenger car models produced in North American and Western Europe and all of the top 10 light truck models produced in North America for 2004. During 2004, our aftermarket customers were comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. We operate more than 70 manufacturing facilities worldwide and employ approximately 18,400 people to service our customer's demands.

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

     We have a substantial amount of indebtedness, with total debt, net of cash balances, of $1.34 billion as of March 31, 2005. Our ability to generate cash--both to fund operations and service our debt--is also a significant area of focus for our company. See "Liquidity and Capital Resources" below for further discussion of cash flows.

     Total revenues for the first three months of 2005 were $1.1 billion, a seven percent increase over the first three months of 2004. Higher global OE volumes, strengthening currencies and improved aftermarket revenues drove this increase. Gross margin for the first quarter of 2005 was 19.3 percent compared with 19.7 percent a year ago. Restructuring and restructuring related costs impacted gross margin by one-tenth of a percentage point in the current quarter compared to three-tenths of a percentage point in the first quarter of 2004. In the first quarter of this year, higher steel costs reduced gross margin by $9 million, or eight-tenths of a percentage point, more than accounting for the year-over-year decline. We reported selling, general, administrative and engineering expenses for the first quarter of 2005 of 11.0 percent of revenues versus 12.2 percent a year ago. First quarter 2005 selling, general, administrative and engineering expenses included one-tenth of a percentage point for restructuring and restructuring related costs, as compared with the first quarter of 2004 that included seven-tenths of a percentage point for restructuring and restructuring related costs, expenses related to a new aftermarket customer and consulting fees indexed to the stock price. Earnings before interest expense, income taxes and minority interest ("EBIT") was $44 million for the first quarter of 2005, up $11 million from the $33 million reported in the first quarter of 2004. Stronger operational performances in our North American and European and South American segments were partially offset by lower results from Asia Pacific and steel cost increases, net of other expected material cost savings and recovery from customers of $9 million.

     In October 2004, we announced a change in the structure of our organization that impacts our reportable segments. The European segment now includes South American operations. In addition, Asia Pacific is a new reportable segment that includes Asian and Australian operations. The change in segment reporting has been reflected in this management discussion and analysis for quarters ended March 31, 2005 and prior.

     In February 2005, we announced the acquisition of substantially all the exhaust assets of Gabilan Manufacturing, Inc., a privately held company that has developed and manufactured motorcycle exhaust systems for Harley-Davidson motorcycles since 1978. The company also produces aftermarket muffler kits for Harley-Davidson. We purchased Gabilan's assets, including working capital adjustments, for $11 million in cash and expect the acquisition to be accretive within the first year. Gabilan generated approximately $38 million in revenue in 2004.

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the first quarter of 2005 and 2004. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. Additionally, "pass-through" catalytic converter sales include precious metals pricing, which may be volatile. These "pass-through" catalytic converter sales occur when, at the direction of our OE customers, we purchase catalytic converters or components from suppliers, use them in our manufacturing process, and sell them as part of the completed system. While our original equipment customers assume the risk of this volatility, it impacts our reported revenue. Excluding "pass-through" catalytic converter sales removes this impact. We have not reflected any currency impact in the 2004 table since this is the base period for measuring the effects of currency during 2005 on our operations. We use this information to analyze the trend in our revenues before these factors. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

                                                              THREE MONTHS ENDED MARCH 31, 2005
                                              -----------------------------------------------------------------
                                                                                   PASS-THROUGH      REVENUES
                                                                                      SALES         EXCLUDING
                                                                      REVENUES      EXCLUDING      CURRENCY AND
                                                          CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                              REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                              --------    --------    ---------    ------------    ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control............................     $   91       $--        $   91          $ --            $ 91
  Emission Control........................         39        --            39            --              39
                                               ------       ---        ------          ----            ----
       Total North America Aftermarket....        130        --           130            --             130
North America Original Equipment
  Ride Control............................        127        --           127            --             127
  Emission Control........................        248         2           246            67             179
                                               ------       ---        ------          ----            ----
       Total North America Original
          Equipment.......................        375         2           373            67             306
          Total North America.............        505         2           503            67             436
Europe Aftermarket
  Ride Control............................         37         2            35            --              35
  Emission Control........................         45         2            43            --              43
                                               ------       ---        ------          ----            ----
       Total Europe Aftermarket...........         82         4            78            --              78
Europe Original Equipment
  Ride Control............................        109        11            98            --              98
  Emission Control........................        272        16           256            75             181
                                               ------       ---        ------          ----            ----
       Total Europe Original Equipment....        381        27           354            75             279
South America.............................         44         3            41             4              37
          Total Europe & South America....        507        34           473            79             394
Asia......................................         42        --            42            13              29
Australia.................................         47         1            46             4              42
                                               ------       ---        ------          ----            ----
          Total Asia Pacific..............         89         1            88            17              71
                                               ------       ---        ------          ----            ----
Total Tenneco Automotive..................     $1,101       $37        $1,064          $163            $901
                                               ======       ===        ======          ====            ====

                                                              THREE MONTHS ENDED MARCH 31, 2004
                                              -----------------------------------------------------------------
                                                                                   PASS-THROUGH      REVENUES
                                                                                      SALES         EXCLUDING
                                                                      REVENUES      EXCLUDING      CURRENCY AND
                                                          CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                              REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                              --------    --------    ---------    ------------    ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control............................     $   85      $  --       $   85          $ --            $ 85
  Emission Control........................         37         --           37            --              37
                                               ------      -----       ------          ----            ----
       Total North America Aftermarket....        122         --          122            --             122
North America Original Equipment
  Ride Control............................        118         --          118            --             118
  Emission Control........................        263         --          263            88             175
                                               ------      -----       ------          ----            ----
       Total North America Original
          Equipment.......................        381         --          381            88             293
          Total North America.............        503         --          503            88             415
Europe Aftermarket
  Ride Control............................         38         --           38            --              38
  Emission Control........................         42         --           42            --              42
                                               ------      -----       ------          ----            ----
       Total Europe Aftermarket...........         80         --           80            --              80
Europe Original Equipment
  Ride Control............................         85         --           85            --              85
  Emission Control........................        243         --          243            77             166
                                               ------      -----       ------          ----            ----
       Total Europe Original Equipment....        328         --          328            77             251
South America.............................         34         --           34             4              30
          Total Europe & South America....        442         --          442            81             361
Asia......................................         39         --           39            13              26
Australia.................................         49         --           49             4              45
                                               ------      -----       ------          ----            ----
          Total Asia Pacific..............         88         --           88            17              71
                                               ------      -----       ------          ----            ----
Total Tenneco Automotive..................     $1,033      $  --       $1,033          $186            $847
                                               ======      =====       ======          ====            ====

     Revenues from our North American operations increased $2 million in the first quarter of 2005 compared to the same period last year. Higher sales from the aftermarket business were partially offset by lower OE volumes. Total North American OE revenues fell two percent to $375 million in the first quarter of 2005, as compared to $381 million for the first quarter of 2004. OE emission control revenues dropped six percent to $248 million in the first quarter of 2005, primarily as a result of substantially lower pass-through sales. Pass-through catalytic converter sales were down 24 percent to $67 million, mostly driven by the expiration of the prior Ford Mustang platform. Adjusted for pass-through sales and currency, OE emission control sales were up two percent compared to last year. OE ride control revenues for the first quarter of 2005 increased seven percent from the prior year, supported by an increase in heavy-duty volumes and incremental new business. Total North American OE revenues, excluding pass-through sales and currency, increased four percent in the first quarter of 2005, while North American light vehicle production decreased approximately four percent from one year ago. Favorable platform mix, new platform launches, strong heavy-duty ride control volumes and $6 million in revenues from our recent acquisition of the exhaust business for Harley Davidson helped offset production declines on key vehicle platforms. Aftermarket revenues for North America were $130 million in the first quarter of 2005, representing an increase of seven percent compared to the prior year. New business, stronger unit sales and higher pricing drove this increase. Aftermarket ride control revenues grew to $91 million in the first quarter of 2005, up seven percent from the same period last year. Aftermarket emission control revenues increased seven percent in the first quarter of 2005 to $39 million, as compared to $37 million in 2004.

     Our European and South American segment's revenues increased $65 million, or 15 percent, in the first quarter of 2005 compared to last year. Total Europe OE revenues were $381 million in the first quarter of

2005, up 16 percent from the same period last year. OE emission control revenues increased 12 percent to $272 million in the first quarter of 2004, as compared to $243 million in the first quarter of 2004. Excluding a $2 million decrease in pass-through sales and a $16 million increase due to strengthening currency, OE emission control revenues increased nine percent over 2004, while European light vehicle production levels decreased approximately one percent from one year ago. Our increase of nine percent outperformed the market decline of one percent, as a result of higher sales from the launch and ramp up of successful platforms with BMW, Volvo, General Motors, Ford, PSA and Porsche. OE ride control revenues increased to $109 million in the first quarter of 2005, up 28 percent from $85 million a year ago. Excluding an $11 million benefit from currency appreciation, OE ride control revenues increased 15 percent. We experienced this revenue increase, despite the decline in the European build rate, due to our position on top selling platforms with Volkswagen, Ford, Volvo and Mazda, and incremental new business from sales of our electronic controlled shock on several Volvo platforms and the Audi A6. European aftermarket sales were $82 million in the first quarter of 2005 compared to $80 million in the prior year. Excluding $4 million attributable to currency appreciation, European aftermarket revenues declined three percent in the first quarter of 2005 compared to last year. Ride control aftermarket revenues, excluding the impact of currency, were down eight percent compared to the prior year with most of the decline being driven by heightened competition, a soft market in Southern Europe and weaker exports due to the current strength of the euro. Aftermarket emission control revenues were up six percent, benefiting from new customers and gains in market share despite continued market declines relating to the introduction of stainless steel by the OE manufacturers some 10 years ago. Excluding the benefits of currency, aftermarket emission control revenues were up two percent. South American revenues were $44 million during the first quarter of 2005, compared with $34 million a year earlier. Higher OE revenues explain most of this 31 percent increase. Currency appreciation in Brazil and Argentina also added $3 million to South America's revenues.

     Revenues from our Asia Pacific segment, which includes Australia and Asia, increased $1 million to $89 million in the first quarter of 2005 compared to the same period last year. First quarter revenues for Australia fell four percent to $47 million. Favorable currency appreciation benefited Australian revenue by $1 million. Weaker OE volumes resulting from a major customer's startup issues primarily drove Australia's revenue decline. Australian aftermarket sales were also weaker due to lower export sales. Asia revenues for the first quarter of 2005 were $42 million, up eight percent from last year. Stronger sales in India and Thailand more than offset the revenue decline in China caused by weakened market conditions.

EBIT

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                ---------------
                                                                2005       2004       CHANGE
                                                                ----       ----       ------
                                                                         (MILLIONS)
North America...............................................    $37        $30         $ 7
Europe & South America......................................      5         --           5
Asia Pacific................................................      2          3          (1)
                                                                ---        ---         ---
                                                                $44        $33         $11
                                                                ===        ===         ===

     The EBIT results shown in the preceding table include the following items, discussed below under "Restructuring and Other Charges" which have an effect on the comparability of EBIT results between periods:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                ---------------
                                                                2005       2004
                                                                ----       ----
                                                                  (MILLIONS)
North America
  Restructuring-related expenses............................     $2         $2
  Changeover costs for a major new aftermarket customer.....     --          6
  Consulting fees indexed to stock price....................     --          1
Europe & South America
  Restructuring-related expenses............................      1          3
  Consulting fees indexed to stock price....................     --          1
Asia Pacific
  Consulting fees indexed to stock price....................     --          1

     EBIT for North American operations increased to $37 million in the first quarter of 2005, from $30 million one year ago. Higher OE volumes excluding pass-through sales increased EBIT by $1 million and lower selling, general, administrative and engineering costs added $4 to EBIT in the first quarter of 2005 compared to the prior year. Higher North American aftermarket revenues increased EBIT by $4 million and lower selling, general, administrative and engineering costs improved EBIT by $6 million. These increases to North American EBIT were partially offset by steel cost increases, net of other expected material cost savings and recovery from customers. Included in North America's first quarter 2005 EBIT were $2 million in restructuring and restructuring-related expenses. Included in North America's first quarter 2004 EBIT were $2 million in restructuring and restructuring-related expenses, $6 million of changeover costs for a major new aftermarket customer and $1 million in consulting fees indexed to stock price. The customer changeover costs include the cost of acquiring and disposing of competitor inventory when we supply aftermarket parts to a new customer. These costs were substantial in the first quarter of 2004 as we replaced a competitor at a significant customer. The 2004 consulting fees relate to a 1999 agreement that provided that a portion of the consultant's compensation would be in stock appreciation rights that were priced above the market price of our stock at the grant date. These rights expired in November 2004.

     Our European and South American segment's EBIT was $5 million for the first quarter of 2005 compared to breakeven during the same period last year. Higher European OE volumes from both emission and ride control product lines contributed $4 million to EBIT. Currency appreciation added $1 million to EBIT. These increases were offset by higher selling, general, administrative and engineering costs and steel cost increases, net of other expected material cost savings and recovery from customers. First quarter 2005 European aftermarket manufacturing efficiencies of $3 million and lower selling, general, administrative and selling expenses helped improve EBIT compared to the prior year. Lower aftermarket ride control volumes reduced EBIT by $1 million. South American pricing offset higher steel and manufacturing costs. South America also benefited from lower selling, general, administrative and engineering costs compared to the same period last year. Included in 2005's first quarter EBIT was $1 million in restructuring related expenses. Included in 2004's first quarter EBIT were $3 million in restructuring related expenses and $1 million in consulting fees indexed to stock price.

     EBIT for our Asia Pacific segment was $2 million, down $1 million in the first quarter of 2005 compared to $3 million in the first quarter of 2004. Lower OE volumes in Australia and unfavorable platform mix in Asia reduced EBIT by $1 million. Higher selling, general, administrative and engineering costs and steel cost increases, net of other expected material cost savings and recovery from customers, also unfavorably impacted Asia Pacific's EBIT. Partially offsetting these decreases to Asia Pacific's EBIT were manufacturing cost reductions and efficiencies of $5 million. Included in the first quarter of 2004's EBIT was $1 million in consulting fees indexed to stock price.

EBIT AS A PERCENTAGE OF REVENUE

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                ---------------
                                                                2005       2004
                                                                ----       ----
North America...............................................     7%         6%
Europe & South America......................................     1%        --%
Asia Pacific................................................     2%         3%
  Total Tenneco Automotive..................................     4%         3%

     In North America, EBIT as a percentage of revenue for the first quarter of 2005 was up one percent compared to last year. Higher volumes, favorable platform mix, customer price recovery and lower selling, general, administrative and engineering expenses, were partially offset by higher steel costs. In addition, during the first quarter of 2005, North American results included higher restructuring and other charges. In Europe and South America, EBIT margins for the first quarter of 2005 were one percent higher compared to the prior year. Strong OE volumes, customer price recovery and manufacturing efficiencies more than offset the impact of higher steel costs and selling, general, administrative and engineering expenses. EBIT as a percentage of revenue for our Asia Pacific segment decreased one percent in the first quarter of 2005 versus the prior year. Partially offset by manufacturing cost reductions and efficiencies, lower OE volumes on key platforms combined with higher steel costs and selling, general, administrative and engineering expenses mostly drove this decrease in EBIT margins.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $32 million in the first quarter of 2005 compared to $35 million in the prior year. This decrease is primarily due to the November 2004 refinancing of $500 million 11 5/8 percent senior subordinated notes for $500 million of 8 5/8 percent senior subordinated notes due in 2014. Interest expense was also reduced due to a $40 million prepayment of our senior term loan B facility and an amendment to our senior credit facility to reduce by 75 basis points the interest rate on the term loan B facility and the tranche B-1 letter of credit/revolving loan facility. These decreases were partially offset by higher interest expense on the variable portion of our debt. See more detailed explanations on our debt structure, including our issuance of $500 million of 8 5/8 percent senior subordinated notes due 2014 in November 2004, prepayments and amendments to our senior credit facility in February of 2005, and their anticipated impact on our interest expense, in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at a per annum rate of 10 1/4 percent to floating interest rate debt at a per annum rate of LIBOR plus a spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2004 resulted in lower interest expense of approximately $3 million for the year. The LIBOR rate as of December 31, 2004 as determined under these agreements is 1.86 percent. This rate remained in effect until January 15, 2005 when it increased to 2.89 percent. Based upon the LIBOR of 2.89 percent, which was in effect as of January 15, 2005 under these agreements (and remains in effect until July 15, 2005), these swaps would reduce our 2005 annual interest expense by approximately $2 million. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such are recorded on the balance sheet at market value with an offset to the underlying hedged item, which is long term debt. As of March 31, 2005, the fair value of the interest rate swaps was a liability of approximately $5 million, which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities.

INCOME TAXES

     Income tax expense was $4 million in the first quarter of 2005 compared to a benefit of $1 million in the first quarter of 2004. The effective tax rate for the first quarter of 2005 was 35 percent. The effective tax rate for the first three months of 2004 was 40 percent.

EARNINGS PER SHARE

     We reported net income of $7 million or $0.16 per diluted common share for the first quarter of 2005, as compared to a loss of $2 million or $0.05 per diluted common share for the first quarter of 2004. Included in the results for the first quarter of 2005 were negative impacts from expenses related to our restructuring activities. The net impact of these items decreased earnings per diluted share by $0.04. Included in the results for the first three months of 2004 were negative impacts from expenses related to our restructuring activities, customer changeover costs for a major new aftermarket customer and consulting fees indexed to the stock price. The net impact of these items decreased earnings per diluted share by $0.20. Please read the Notes to the consolidated financial statements for more detailed information on earnings per share.

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

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. Project Genesis involved closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $0.81 per diluted common share. We eliminated 974 positions in connection with Project Genesis. Additionally, we executed this plan more efficiently than originally anticipated and as a result in the fourth quarter of 2002 reduced our reserves related to this restructuring activity by $6 million, which was recorded in cost of sales. In the fourth quarter of 2003, we reclassified $2 million of severance reserve to the asset impairment reserve. This reclassification became necessary, as actual asset impairments along with the sale of our closed facilities were different than the original estimates. We completed the remaining restructuring activities under Project Genesis as of the end of 2004. Since Project Genesis was announced, we have undertaken a number of related projects designed to restructure our operations, described below.

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

     In October 2004, we announced a plan to eliminate 250 salaried positions through selected layoffs and an elective early retirement program. The majority of layoffs were at middle and senior management levels. We expect to incur total charges of approximately $24 to $26 million related to these reductions. As of March 31, 2005, we have incurred $23 million in severance costs. Of this total, $7 million was recorded in cost of sales and $16 million was recorded in selling, general and administrative expense. We anticipate incurring the remaining costs during the second quarter of 2005. Of the total $23 million in severance costs incurred to date, $17 million were cash payments with the remainder accrued in other short-term liabilities. We expect to generate savings of approximately $20 million annually from this initiative.

     Including the above costs, we incurred $3 million in restructuring and restructuring-related costs in the first quarter of 2005. Including the costs incurred in 2002 through 2004 of $59 million, we have incurred a total of $62 million for activities related to our restructuring actions initiated in prior periods that could not be accrued as part of the restructuring charges for these actions.

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

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we were allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives over the 2002 to 2006 time period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. In February of 2005, our senior credit facility was amended to exclude all remaining cash charges and expenses related to restructuring initiatives started before February of 2005. As of March 31, 2005, we have excluded $62 million in allowable charges relating to restructuring initiatives previously started.

     Under our amended facility, we are allowed to exclude up to an additional $60 million of cash charges and expenses, before taxes, related to restructuring activities initiated after February 2005 from the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2005, we have no exclusions against the $60 million available under the terms of the February 2005 amendment to the senior credit facility.

     In addition to the announced actions, we will continue to evaluate additional opportunities and expect that we will initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution and manufacturing footprint for the future. There can be no assurances, however, that we will undertake additional restructuring actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

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

Long-Term Receivables

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At March 31, 2005, we had $15 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels. We have not experienced any material losses on arrangements where we have a contractual guarantee of reimbursement from our customers.

Income Taxes

     We have a U.S. Federal tax net operating loss ("NOL") carryforward at March 31, 2005, of $566 million, which will expire in varying amounts from 2018 to 2025. The federal tax effect of that NOL is $198 million, and is recorded as an asset on our balance sheet at March 31, 2005. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and upon strategies available to accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of March 31, 2005, we believe that there has been a significant change in our ownership, but not a majority change, in the last three years.

Stock-Based Compensation

     We utilize the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If our compensation costs for our stock-based compensation plans were determined using the fair value method of accounting as provided in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," we estimate that our pro-forma net income (loss) and earnings (loss) per share would be lower by by less than $1 million or $0.01 per diluted share for both the first quarter of 2004 and 2005.

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

     Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long-term rate of return on plan assets for our pension plans was 8.4 percent for both 2004 and 2005.

     Generally, our pension plans are non-contributory. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At March 31, 2005, all legal funding requirements had been met. Other postretirement benefit obligations, such as retiree medical, are not funded.

Inventory Valuation

     Prior to the first quarter of 2005, inventories in the U.S. based operations (17 percent and 19 percent of our total consolidated inventories at December 31, 2004 and 2003, respectively) were valued using the last-in, first-out ("LIFO") method and all other inventories were valued using the first-in, first-out ("FIFO") or average cost methods at the lower of cost or market value. Effective January 1, 2005, we changed our accounting method for valuing inventory for our U.S. based operations from the LIFO method to the FIFO method. As a result, all U.S. inventories are now stated at the lower of cost, determined on a FIFO basis, or market. We elected to change to the FIFO method as we believe it is preferable for the following reasons: 1) the change will provide better matching of revenue and expenditures and 2) the change will achieve greater consistency in valuing our global inventory. Additionally, we initially adopted LIFO as it provided certain U.S. tax benefits which we no longer realize due to our U.S. net operating losses (when applied for tax purposes, tax laws require that LIFO be applied for accounting principles generally accepted in the United States of America ("GAAP") as well). As a result of the change, we also expect to realize administrative efficiencies.

     In accordance with GAAP, the change in inventory accounting has been applied by adjusting prior year's financial statements. The effect of the change in accounting principle as of December 31, 2004, was to increase inventories by $14 million, reduce deferred tax assets by $5 million, and increase retained earnings by $9 million. Previously reported results of operations presented herein have not been restated because there was no impact on consolidated net income (loss) for the three-month periods ended March 31, 2005 and 2004.

CHANGES IN ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs an amendment of Accounting Research Bulletin No. 43, Chapter 4." This statement requires idle facility expenses, excessive spoilage, double freight and rehandling costs to be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.

     In December 2004, the FASB revised SFAS No. 123, "Share-Based Payment" which supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." This revised statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The revised SFAS No. 123 is effective for interim reporting periods that begin at the beginning of the next fiscal year January 1, 2006. We estimate that the impact on our net income for the full year 2004 would not exceed approximately $2 million or $0.05 per diluted share had we adopted SFAS No. 123.

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

     In December 2004, the FASB issued FSP No. 109-2. FSP No. 109-2 addresses the question on the impact of a company's APB No. 23 Accounting for Income Taxes--Special Areas representation under The Act, which provides for a special one-time 85 percent dividend deduction on dividends from foreign subsidiaries. FSP No. 109-2 was effective upon issuance. The issuance of FSP No. 109-2 does not change how we apply APB No. 23, and therefore, did not have any impact on our consolidated financial statements.

     In March 2005, the FASB issued Interpretation No. ("FIN") 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. 46 (revised December
2003). The statement addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or potential VIE when specific conditions exist. The guidance should be applied in the first reporting period beginning after March 3, 2005. The adoption of FSP No. FIN 46(R)-5 does not have an impact on our consolidated financial statements.

     In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations." This interpretation clarifies that the term conditional asset retirement obligation as used in FASB No. 143, "Accounting for Assets Retirement Obligation," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 is not expected to have a material impact on our financial position or results of operation.

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION

                                                                             AS ADJUSTED
                                                                MARCH 31,    DECEMBER 31,
                                                                  2005           2004        % CHANGE
                                                                ---------    ------------    --------
                                                                       (MILLIONS)
Short-term debt and current maturities......................     $   48         $   19         153%
Long-term debt..............................................      1,360          1,401          (3)
                                                                 ------         ------
Total debt..................................................      1,408          1,420          (1)
                                                                 ------         ------
Total minority interest.....................................         25             24           4
Shareholders' equity........................................        135            159         (15)
                                                                 ------         ------
Total capitalization........................................     $1,568         $1,603          (2)
                                                                 ======         ======

     General. The year-to-date decrease in shareholders' equity primarily results from $35 million related to the translation of foreign balances into U.S. dollars. This amount was partially offset by our net income, premium on common stock issued pursuant to benefit plans and other transactions which contributed $11 million shareholders' equity. Although our book equity balance was small at March 31, 2005, it should not affect our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity. You should also read Note 3 to our consolidated financial statements.

     Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, as well as our revolving credit facility, increased approximately $29 million primarily related to borrowings outstanding under our revolving credit facility. The current portion of long-term debt decreased by approximately $4 million and was offset by a $4 million increase in foreign subsidiaries' obligations. Borrowings under our revolving credit facility were $29 million as of March 31, 2005. There were no borrowings outstanding under our revolving credit facility as of March 31, 2004. The overall decrease in long-term debt resulted from payments made on our outstanding long-term debt and capital leases in addition to our position on interest rate swaps entered into in April 2004. See below for further information on the interest rate swaps.

     Senior Credit Facility--Overview and Recent Transactions. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. We originally entered into this facility in 1999 and since that time have periodically requested and received amendments to the facility for various purposes. In December of 2003, we engaged in a series of transactions that resulted in the full refinancing of the facility, through an amendment and restatement. In February 2005, we amended the facility, which resulted in reduced interest rates on the term loan B and tranche B-1 letter of credit/revolving loan portions of the facility. We also made a voluntary prepayment of $40 million on the term loan B facility, reducing borrowings to $356 million. In March 2005, we increased the amount of commitments under our revolving loan facility from $220 million to $285 million and reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $180 million to $170 million. As of March 31, 2005, the senior credit facility consisted of a seven-year, $356 million term loan B facility maturing in December 2010; a five-year, $285 million revolving credit facility maturing in December 2008; and a seven-year, $170 million tranche B-1 letter of credit/revolving loan facility maturing in December 2010. These transactions are described in more detail below.

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

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at a per annum rate of 10 1/4 percent to floating interest rate debt at a per annum rate of LIBOR plus a spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2004 resulted in lower interest expense of approximately $3 million for the year. Based upon the current LIBOR as determined under these agreements of 2.89 percent (which remains in effect until July 15, 2005), these swaps would reduce our 2005 annual interest expense by approximately $2 million. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such are recorded on the balance sheet at market value with an offset to the underlying hedged item, which is long term debt. As of March 31, 2005, the fair value of the interest rate swaps was a liability of approximately $5 million, which has been recorded as a decrease to long term debt and an increase to other long term liabilities. On March 31, 2005, we had $993 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2005 through 2025. Included in the $993 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. There is also $367 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

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

     Additional provisions of the amendment to the senior credit facility agreement were as follows: (i) amend the definition of EBITDA to exclude up to $60 million in restructuring-related expenses announced and taken after February 2005, (ii) increase permitted investments to $50 million, (iii) exclude expenses related to the issuance of stock options from the definition of consolidated net income, (iv) permit us to redeem up to

$125 million of senior secured notes after January 1, 2008 (subject to certain conditions), (v) increase our ability to add commitments under the revolving credit facility by $25 million, and (vi) make other minor modifications. We incurred approximately $1 million in fees and expenses associated with this amendment, which will be capitalized and amortized over the remaining term of the agreement. As a result of the amendment and the voluntary prepayment of $40 million under the term loan B, our interest expense in 2005 will be approximately $6 million lower than what it would otherwise have been.

     In March 2005, we increased the amount of commitments under our revolving credit facility from $220 million to $285 million and reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $180 million to $170 million. This reduction of our tranche B-1 letter of credit/revolving loan facility was required under the terms of the senior credit facility, as we had increased the amount of our revolving credit facility commitments by more than $55 million.

     In April 2005, we further increased the amount of commitments under our revolving credit facility from $285 million to $300 million and, as required under the terms of our senior credit facility, reduced the amount of commitments under tranche B-1 letter of credit/revolving loan facility from $170 million to $155 million.

     Senior Credit Facility--Forms of Credit Provided. Following the February 2005 voluntary prepayment of $40 million, the term loan B facility is payable as follows: $74 million due March 31, 2010, and $94 million due each of June 30, September 30 and December 12, 2010. The revolving credit facility requires that if any amounts are drawn, they be repaid by December 2008. Prior to that date, funds may be borrowed, repaid and reborrowed under the revolving credit facility without premium or penalty. Letters of credit may be issued under the revolving credit facility.

     The tranche B-1 letter of credit/revolving loan facility requires that it be repaid by December 2010. We can borrow revolving loans from the $170 million tranche B-1 letter of credit/revolving loan facility and use that facility to support letters of credit. The tranche B-1 letter of credit/revolving loan facility lenders have deposited $170 million with the administrative agent, who has invested that amount in time deposits. We do not have an interest in any of the funds on deposit. When we draw revolving loans under this facility, the loans are funded from the $170 million on deposit with the administrative agent. When we make repayments, the repayments are redeposited with the administrative agent.

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

     Senior Credit Facility--Interest Rates and Fees. Borrowings under the term loan B facility and the tranche B-1 letter of credit/revolving loan facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 300 basis points (reduced to 225 basis points in February 2005); or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 200 basis points (reduced to 125 basis points in February 2005). There is no cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility, however outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. If a letter of credit issued under this facility is subsequently paid and we do not reimburse the amount paid in full, then a ratable portion of each lender's deposit would be used to fund the letter of credit. We pay the tranche B-1 lenders a fee which is equal to LIBOR plus 300 basis points (reduced to 225 basis points in February 2005). This fee is offset by the return on the funds deposited with the administrative agent which earn interest at a per annum rate approximately equal to LIBOR. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits and effectively increases our interest expense at a per annum rate equal to LIBOR. The interest margins for borrowings under the term loan B facility and tranche B-1 letter of credit/revolving loan facility will be further reduced by 25 basis points following: the end of each fiscal quarter for which the consolidated leverage ratio is less than 3.0 or at the point our credit ratings are improved to BB- or better by Standard & Poor's (and are rated at least B1 by Moody's) or to Ba3 or better by Moody's (and are rated at least B+ by Standard & Poor's).

     Through the first quarter of 2005, borrowings under the revolving credit facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 325 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 225 basis points. Letters of credit issued under the revolving credit facility accrue a letter of credit fee at a per annum rate of 325 basis points for the pro rata account of the lenders under such facility and a fronting fee for the ratable account of the issuers thereof at a per annum rate in an amount to be agreed upon payable quarterly in arrears. The interest margins for borrowings and letters of credit issued under the revolving credit facility are subject to adjustment based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. The margin we pay on the revolving credit facility is reduced by 25 basis points following each fiscal quarter for which the consolidated leverage ratio is less than 4.0 beginning in March 2005. Since our consolidated leverage ratio was 3.52 as of March 31, 2005, the margin we pay on the revolving credit facility will be reduced by 25 basis points in the second quarter of 2005. We also pay a commitment fee of 50 basis points on the unused portion of the revolving credit facility. This commitment fee will be reduced by 12.5 basis points following the end of each fiscal quarter for which the consolidated leverage ratio is less than 3.5.

     Senior Credit Facility--Other Terms and Conditions. The amended and restated senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratio (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratio (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) at the end of each period indicated. The financial ratios required under the amended senior credit facility and, the actual ratios we achieved for the first quarter of 2005, are shown in the following tables:

                                                                          QUARTER ENDED
                                                    ---------------------------------------------------------
                                                     MARCH 31,      JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                        2005          2005          2005             2005
                                                    ------------    --------    -------------    ------------
                                                    REQ.    ACT.      REQ.          REQ.             REQ.
                                                    ----    ----    --------    -------------    ------------
Leverage Ratio (maximum)........................    4.75    3.52      4.75          4.50             4.50
Interest Coverage Ratio (minimum)...............    2.00    2.83      2.00          2.00             2.00
Fixed Charge Coverage Ratio (minimum)...........    1.10    1.86      1.10          1.10             1.10

                                                                     QUARTERS ENDING
                                         ------------------------------------------------------------------------
                                          MARCH 31-      MARCH 31-      MARCH 31-      MARCH 31-      MARCH 31-
                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                             2006           2007           2008           2009           2010
                                         ------------   ------------   ------------   ------------   ------------
                                             REQ.           REQ.           REQ.           REQ.           REQ.
                                         ------------   ------------   ------------   ------------   ------------
Leverage Ratio (maximum)...............      4.25           3.75           3.50           3.50           3.50
Interest Coverage Ratio (minimum)......      2.10           2.20           2.35           2.50           2.75
Fixed Charge Coverage Ratio
  (minimum)............................      1.15           1.25           1.35           1.50           1.75

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

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amendment); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends; (vii) mergers and consolidations; and (viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of March 31, 2005, we were in compliance with all the financial covenants (as indicated above) and operational restrictions of the facility.

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

     Our senior secured and subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a proforma basis, to be greater than 2.25 and 2.00, respectively. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our and our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of March 31, 2005, we were in compliance with the covenants and restrictions of these indentures.

     Accounts Receivable Securitization. In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under this program. We sold accounts receivable under this program of $88 million and $54 million at March 31, 2005 and 2004, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2005, this program was renewed for 364 days to January 30, 2006 at the existing facility size of $75 million. In March 2005, the program was amended to increase the size to $90 million. We also sell some receivables in our European operations to regional banks in Europe. At March 31, 2005 we sold $59 million of accounts receivable in Europe down from $90 million at March 31, 2004. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements would increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

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

CONTRACTUAL OBLIGATIONS

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of March 31, 2005, are shown in the following table:

                                                                    PAYMENTS DUE IN:
                                                --------------------------------------------------------
                                                                                        BEYOND
                                                2005    2006    2007    2008    2009     2009     TOTAL
                                                ----    ----    ----    ----    ----    ------    ------
                                                                       (MILLIONS)
Obligations:
  Revolver borrowings.......................    $ 29    $ --    $ --    $ --    $ --    $   --    $   29
  Senior long-term debt.....................      --      --      --      --      --       356       356
  Long-term notes...........................       1      --       1       2      --       471       475
  Capital leases............................       3       3       3       3       2         3        17
  Subordinated long-term debt...............      --      --      --      --      --       500       500
  Other subsidiary debt.....................       1      --      --      --       1        --         2
  Short-term debt...........................      14      --      --      --      --        --        14
                                                ----    ----    ----    ----    ----    ------    ------
Debt and capital lease obligations..........      48       3       4       5       3     1,330     1,393
Operating leases............................       9      11      10       7       5         4        46
Interest payments...........................      81     108     108     108     108       386       899
Capital commitments.........................      27      --      --      --      --        --        27
                                                ----    ----    ----    ----    ----    ------    ------
Total Payments..............................    $165    $122    $122    $120    $116    $1,720    $2,365
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

     Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate interest debt, we have made assumptions in calculating the amount of the future interest payments. Interest on our senior secured notes and senior subordinated notes is calculated using the fixed rates of 10 1/4 percent and 8 5/8 percent, respectively. Interest on our variable rate debt is calculated as 225 basis points plus LIBOR of 2.84 percent which was the rate at March 31, 2005. We have assumed that LIBOR will remain unchanged for the outlying years. See "--Capitalization." In addition we have included the impact of our interest rate swaps entered into in April 2004. See "Interest Rate Risk" below.

     We have also included an estimate of expenditures required after March 31, 2005 to complete the facilities and projects authorized at December 31, 2004, in which we have made substantial commitments in connections with facilities.

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

     We have not included material cash requirements for taxes as we are a taxpayer in certain foreign jurisdictions but not in domestic locations. Additionally, it is difficult to estimate taxes to be paid as changes in where we generate income can have a significant impact on future tax payments. We have also not included cash requirements for funding pension and postretirement benefit costs. Based upon current estimates we believe we will be required to make contributions between $49 million to $54 million to those plans in 2005, of which approximately $5 million has been contributed as of March 31, 2005. Pension and postretirement contributions beyond 2005 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2005. In addition, we have not included cash requirements for environmental remediation. Based upon current estimates we believe we will be required to spend approximately $10 million over the next 20 to 30 years. However, due to possible modifications in remediation processes and other factors, it is difficult to determine the actual timing of the payments. See "--Environmental and Other Matters".

     We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $4 million at both March 31, 2005 and 2004, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

     Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our then existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility, our senior secured notes and our senior subordinated notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries. The arrangement for the $475 million senior secured notes is also secured by second-priority liens on substantially all our domestic assets, excluding some of the stock of our domestic subsidiaries. No assets or capital stock of our direct or indirect foreign subsidiaries secure these notes. You should also read Note 14 where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, travel and procurement card programs, and cash management requirements for some of our subsidiaries totaling $26 million. We have also issued $19 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

CASH FLOWS

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2005    2004
                                                              -----   -----
                                                               (MILLIONS)
Cash provided (used) by:
  Operating activities......................................  $(99)   $ 13
  Investing activities......................................   (39)    (15)
  Financing activities......................................    (5)     --

Operating Activities

     For the three months ended March 31, 2005, operating activities used $99 million in cash compared to a source of $13 million in cash during the same period last year. For the first three months of 2005, cash used for working capital was $137 million versus $26 million for the first three months of 2004. Higher sales levels during the first quarter of 2005 versus the first quarter of 2004 were the primary reason for higher year over year receivables balances that resulted in a cash outflow of $78 million, an $8 million increase from last year. Inventory represented a cash outflow of $46 million during the first quarter of 2005, an increase of $19 over the prior year. This primarily resulted from building higher inventories in advance of the selling season, particularly in the aftermarket business units. Accounts payable provided cash of $21 million, down significantly from last year's cash inflow of $79 million. Day's payable outstanding was in line with our two-year historical average, but much lower than the levels we experienced in the first quarter of 2004. Last year's higher payables levels were driven by the timing of purchases and payments to suppliers, particularly in Europe. Other current liabilities resulted in a use of $8 million in cash for the first quarter of 2005, versus providing a source of $15 million in cash during the same period last year. This change of $23 million was related to severance payments and an increase in pension contributions during the first quarter of 2005, as well as last year's increase in accruals for a new aftermarket customer. Cash taxes were a $7 million outflow in the latest three months ending March 31, 2005, compared with a $3 million outflow in the prior year, primarily due to the timing of foreign tax payments.

     In June 2001, we entered into arrangements with two major OE customers in North America under which, in exchange for a discount, payments for product sales are made earlier than otherwise required under existing payment terms. These arrangements reduced accounts receivable by $74 million and $89 million as of March 31, 2005 and 2004, respectively. One of these programs was discontinued during the first quarter of 2005. In addition, we have been informed that the second program will be terminated during the second quarter of 2005. To mitigate the impact on our liquidity of the termination of these programs, on March 31, 2005, we supplemented our existing senior credit facility by increasing from $220 million to $285 million the amount of lenders' commitments under the revolving credit facility portion of the senior credit facility. As part of this agreement, we reduced from $180 million to $170 million the amount of lenders' commitments under the tranche B-1 letter of credit/revolving loan facility portion of the senior credit facility. In April 2005, we further increased the amount of commitments under our revolving credit facility from $285 million to $300 million and, as required under the terms of our senior credit facility, reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $170 million to $155 million.

     In June 2003, we entered into a similar arrangement with a third major OE customer in North America. This arrangement reduced accounts receivable by $8 million as of December 31, 2004. This program was discontinued during the first quarter of 2005.

     One of our European subsidiaries receives payment from an OE customer whereby accounts receivable are satisfied through the delivery of negotiable financial instruments. These financial instruments are then sold at a discount to a European bank. The sales of these financial instruments are not included in the account receivables sold in 2005. Any of these financial instruments that were not sold as of December 31, 2004 or March 31, 2005 are classified as other current assets and are excluded from our definition of cash equivalents.

These types of payments accounted for $31 million at March 31, 2005, compared with $44 million at December 31, 2004.

Investing Activities

     Cash used for investing activities was $24 million higher in the first three months of 2005 compared to the same period one year ago. During the first quarter of 2005, we used $11 million in cash to acquire the exhaust operations of Gabilan Manufacturing, partially offset by net proceeds from the sale of assets of $1 million. In the first quarter of 2004, we received $11 million in cash from the sale of our Birmingham, U.K. facility. Capital expenditures were $32 million in the first three months of 2005 compared to $25 million a year ago. This increase of $7 million in capital expenditures was primarily due to the timing of future OE customer platform launches.

Financing Activities

     Cash flow from financing activities was a $5 million outflow in the first three months of 2005 compared to being flat in the same period of 2004. This is primarily attributable to $40 million in cash used to reduce our long-term debt, partially offset by increased borrowings from our revolving credit facility in the first quarter of 2005.

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

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at a per annum rate of 10 1/4 percent to floating interest rate debt at a per annum rate of LIBOR plus a spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2004 resulted in lower interest expense of approximately $3 million for the year. Based on the current LIBOR as determined under these agreements of 2.89 percent (which remains in effect until July 15, 2005), these swaps would reduce our 2005 annual interest expense by approximately $2 million. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such are recorded on the balance sheet at market value with an offset to the underlying hedged item, which is long-term debt. As of March 31, 2005, the fair value of the interest rate swaps was a liability of approximately $5 million, which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities. On March 31, 2005, we had $993 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2005 through 2025. Included in the $993 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. There is also $367 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     We estimate that the fair value of our long-term debt at March 31, 2005 was about 104 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $2 million after tax, excluding the effect of the interest rate swaps we completed in April 2004. A one percentage point increase or decrease in interest rates on the swaps we completed in April 2004 would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by approximately $1 million after tax.

OUTLOOK

     Substantially higher steel pricing, volatile oil prices and rising interest rates make this an increasingly uncertain and challenging environment for automotive suppliers to operate. North American OE light vehicle production levels for 2004 were 15.8 million units, down one percent from 2003. Current estimates for 2005 indicate that North American OE light vehicle production levels will be equal to 2004 at 15.8 million units. However, we remain very cautious about the outlook for North American production rates due to recent and significant production cuts by the largest North American automakers and their apparent reluctance to continue to support higher consumer vehicle sales through incentives. We believe that new product launches and our position on top-selling platforms, along with increasing market positions with Toyota, Honda and Nissan, will help us to offset pressures from lower North American production rates. Western Europe light vehicle production volumes grew about one percent during 2004 to 16.6 million units. Expectations for 2005 indicate production will remain flat at 2004 levels. We saw a strong increase in heavy-duty truck production rates during 2004. Compared to 2003, heavy-duty truck production rates increased 36 percent in 2004, and are expected to increase another 16 to 19 percent in 2005. Although heavy-duty business represents a small percentage of our overall revenues, this should benefit our North American operations. In the global aftermarket, issues that have impacted revenues in the past will likely continue to be a challenge in 2005. Heightened competition in the European aftermarket, weaker export sales due to the strong euro and longer product replacement cycles are expected to have a continued impact on volumes. We saw signs of sales stabilization in the North American aftermarket exhaust business unit during 2004 and improved revenues during the first quarter of 2005. We are cautiously optimistic that these North American aftermarket conditions will continue in 2005. We also plan to continue our efforts to increase new and existing sales in the North American aftermarket ride control business unit.

     These factors make us cautious concerning the outlook for the remainder of 2005. However, we believe our diversified customer base, geographies, product lines, platforms and markets provide the opportunity to offset declines in one area. We are also benefiting from environmental legislation and consumer safety concerns that drive higher content for exhaust and ride control suppliers with innovative product solutions.

     We are intensely focused on mitigating the impact of higher costs by implementing a restructuring initiative announced in the fourth quarter, which is expected to generate $20 million in annual savings; improving manufacturing efficiency with Lean; generating at least $20 million in Six Sigma savings; and capitalizing on the projected $270 million increase in the 2005 OE book of business. Lower interest expense as a result of our company's debt refinancing in the fourth quarter of 2004 and amendments to our senior credit facility in the first quarter of 2005 will also help mitigate the impact. In addition, we are actively addressing higher steel costs and anticipate that these increases, net of other expected material cost savings and recovery from customers, will be between $30 million and $50 million for 2005.

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

     As of March 31, 2005, we are designated as a potentially responsible party in one Superfund site. We have estimated our share of the remediation costs for this site to be less than $1 million in the aggregate. In addition to the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $10 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     From time to time we are subject to product warranty claims whereby we are required to bear costs of repair or replacement of certain of our products. Warranty claims may range from individual customer claims to full recalls of all products in the field. See Note 6 to our consolidated financial statements included under Item 1 for information regarding our warranty reserves.

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

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 50 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to eight percent of the employee's salary. We recorded expense for these matching contributions of approximately $2 million for each of the three months ended March 31, 2005 and 2004, respectively. All contributions vest immediately.

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

     During the quarter ended March 31, 2005, we implemented a new Enterprise Resource Planning system in a German emissions control facility resulting in a material change in our processes over financial reporting at that facility. We assessed the design effectiveness of the internal controls over the key processes affected by the system change. As a result of this assessment, management believes that we maintained adequate internal control over financial reporting. We implemented this new system as part of a planned upgrade of our information systems.

                                    PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) None.

     (b) Not applicable.

     (c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to the Company's purchase of shares of its common stock in the first quarter of 2005. All of these purchases reflect shares withheld upon vesting of restricted stock upon employees' retirement, to satisfy tax withholding obligations.

                                                                  TOTAL NUMBER OF       AVERAGE
PERIOD                                                           SHARES PURCHASED      PRICE PAID
------                                                           ----------------      ----------
January 2005................................................           1,190             $16.70
February 2005...............................................              --                 --
March 2005..................................................           3,377             $12.47
                                                                       -----
  Total.....................................................           4,567             $13.57

     The Company presently has no publicly announced repurchase plan or program, but intends to continue to satisfy tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

ITEM 6. EXHIBITS

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

                                          TENNECO AUTOMOTIVE INC.

                                          By:    /s/ KENNETH R. TRAMMELL
                                            ------------------------------------
                                                    Kenneth R. Trammell
                                                 Senior Vice President and
                                                  Chief Financial Officer

Dated: May 10, 2005

                               INDEX TO EXHIBITS
                                       TO
                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2005

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------
   2           --   None.
   3.1(a)      --   Restated Certificate of Incorporation of the registrant
                    dated December 11, 1996 (incorporated herein by reference
                    from Exhibit 3.1(a) of the registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1997, File No.
                    1-12387).
   3.1(b)      --   Certificate of Amendment, dated December 11, 1996
                    (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1997, File No. 1-12387).
   3.1(c)      --   Certificate of Ownership and Merger, dated July 8, 1997
                    (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1997, File No. 1-12387).
   3.1(d)      --   Certificate of Designation of Series B Junior Participating
                    Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                    Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1998, File No. 1-12387).
   3.1(e)      --   Certificate of Elimination of the Series A Participating
                    Junior Preferred Stock of the registrant dated September 11,
                    1998 (incorporated herein by reference from Exhibit 3.1(e)
                    of the registrant's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1998, File No. 1-12387).
   3.1(f)      --   Certificate of Amendment to Restated Certificate of
                    Incorporation of the registrant dated November 5, 1999
                    (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
   3.1(g)      --   Certificate of Amendment to Restated Certificate of
                    Incorporation of the registrant dated November 5, 1999
                    (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
   3.1(h)      --   Certificate of Ownership and Merger merging Tenneco
                    Automotive Merger Sub Inc. with and into the registrant,
                    dated November 5, 1999 (incorporated herein by reference
                    from Exhibit 3.1(h) of the registrant's Quarterly Report on
                    Form 10-Q for the quarter ended September 30, 1999, File No.
                    1-12387).
   3.1(i)      --   Certificate of Amendment to Restated Certificate of
                    Incorporation of the registrant dated May 9, 2000
                    (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
   3.2         --   By-laws of the registrant, as amended July 13, 2004
                    (incorporated herein by reference from Exhibit 3.2 of the
                    registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-12387).
   3.3         --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                    ("Global"), as amended (incorporated herein by reference to
                    Exhibit 3.3 to the registrant's Registration Statement on
                    Form S-4, Reg. No. 333-93757).
   3.4         --   By-laws of Global (incorporated herein by reference to
                    Exhibit 3.4 to the registrant's Registration Statement on
                    Form S-4, Reg. No. 333-93757).

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------
   3.5         --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                    (incorporated herein by reference to Exhibit 3.5 to the
                    registrant's Registration Statement on Form S-4, Reg. No.
                    333-93757).
   3.6         --   By-laws of TMC (incorporated herein by reference to Exhibit
                    3.6 to the registrant's Registration Statement on Form S-4,
                    Reg. No. 333-93757).
   3.7         --   Amended and Restated Certificate of Incorporation of Tenneco
                    International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                    Statement on Form S-4, Reg. No. 333-93757).
   3.8         --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                    Statement on Form S-4, Reg. No. 333-93757).
   3.9         --   Certificate of Incorporation of Clevite Industries Inc.
                    ("Clevite"), as amended (incorporated herein by reference to
                    Exhibit 3.9 to the registrant's Registration Statement on
                    Form S-4, Reg. No. 333-93757).
   3.10        --   By-laws of Clevite (incorporated herein by reference to
                    Exhibit 3.10 to the registrant's Registration Statement on
                    Form S-4, Reg. No. 333-93757).
   3.11        --   Amended and Restated Certificate of Incorporation of the
                    Pullman Company ("Pullman") (incorporated herein by
                    reference to Exhibit 3.11 to the registrant's Registration
                    Statement on Form S-4, Reg. No. 333-93757).
   3.12        --   By-laws of Pullman (incorporated herein by reference to
                    Exhibit 3.12 to the registrant's Registration Statement on
                    Form S-4, Reg. No. 333-93757).
   3.13        --   Certificate of Incorporation of Tenneco Automotive Operating
                    Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
   3.14        --   By-laws of Operating (incorporated herein by reference to
                    Exhibit 3.14 to the registrant's Registration Statement on
                    Form S-4, Reg. No. 333-93757).
   4.1(a)      --   Rights Agreement dated as of September 8, 1998, by and
                    between the registrant and First Chicago Trust Company of
                    New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                    8-K dated September 24, 1998, File No. 1-12387).
   4.1(b)      --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                    Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Annual
                    Report on Form 10-K for the year ended December 31, 1999,
                    File No. 1-12387).
   4.1(c)      --   Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from
                    Exhibit 4.4(b) of the registrant's Post-Effective Amendment
                    No. 3, dated February 26, 2001, to its Registration
                    Statement on Form 8-A dated September 17, 1998).
   4.2(a)      --   Indenture, dated as of November 1, 1996, between the
                    registrant and The Chase Manhattan Bank, as Trustee
                    (incorporated herein by reference from Exhibit 4.1 of the
                    registrant's Registration Statement on Form S-4,
                    Registration No. 333-14003).
   4.2(b)      --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                    herein by reference from Exhibit 4.3(b) of the registrant's
                    Annual Report on Form 10-K for the year ended December 31,
                    1996, File No. 1-12387).
   4.2(c)      --   Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                    registrant and The Chase Manhattan Bank, as Trustee
                    (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1996, File No. 1-12387).

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------
   4.2(d)      --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                    registrant and The Chase Manhattan Bank, as Trustee
                    (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1996, File No. 1-12387).
   4.2(e)      --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                    registrant and The Chase Manhattan Bank, as Trustee
                    (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1996, File No. 1-12387).
   4.2(f)      --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                    Indenture dated November 1, 1996 between The Chase Manhattan
                    Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly
                    Report on Form 10-Q for the quarter ended September 30,
                    1999, File No. 1-12387).
   4.3         --   Specimen stock certificate for Tenneco Automotive Inc.
                    common stock (incorporated herein by reference from Exhibit
                    4.3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387).
   4.4(a)      --   Indenture dated October 14, 1999 by and between the
                    registrant and The Bank of New York, as trustee
                    (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
   4.4(b)      --   Supplemental Indenture dated November 4, 1999 among Tenneco
                    Automotive Operating Subsidiary Inc. (formerly Tenneco
                    Automotive Inc.), Tenneco International Holding Corp.,
                    Tenneco Global Holdings Inc., the Pullman Company, Clevite
                    Industries Inc. and TMC Texas Inc. in favor of The Bank of
                    New York, as trustee (incorporated herein by reference from
                    Exhibit 4.4(b) of the registrant's Quarterly Report on Form
                    10-Q for the quarter ended September 30, 1999, File No.
                    1-12387).
   4.4(c)      --   Subsidiary Guarantee dated as of October 14, 1999 from
                    Tenneco Automotive Operating Subsidiary Inc. (formerly
                    Tenneco Automotive Inc.), Tenneco International Holding
                    Corp., Tenneco Global Holdings Inc., the Pullman Company,
                    Clevite Industries Inc. and TMC Texas Inc. in favor of The
                    Bank of New York, as trustee (incorporated herein by
                    reference to Exhibit 4.4(c) to the registrant's Registration
                    Statement on Form S-4, Reg. No. 333-93757).
   4.5(a)      --   Amended and Restated Credit Agreement, dated as of December
                    12, 2003, among Tenneco Automotive Inc., the several banks and other financial institutions or entities from time to
                    time parties thereto, Bank of America, N.A. and Citicorp
                    North America, Inc., as co-documentation agents, Deutsche
                    Bank Securities Inc., as syndication agent, and JP Morgan
                    Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5(a) to the registrant's Annual
                    Report on Form 10-K for the year ended December 31, 2003,
                    File No. 1-12387).
   4.5(b)      --   Amended and Restated Guarantee And Collateral Agreement,
                    dated as of November 4, 1999, by Tenneco Automotive Inc. and the subsidiary guarantors named therein, in favor of
                    JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference from Exhibit 4.5(f) to the registrant's
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    2003, File No. 1-12387).
   4.5(c)      --   First Amendment, dated as of April 30, 2004, to the Amended and Restated Credit Agreement dated as of December 12, 2003, among Tenneco Automotive Inc., JP Morgan Chase Bank as
                    administrative agent and the various lenders party thereto
                    (incorporated herein by reference from Exhibit 4.5(c) to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12387).

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------
   4.5(d)      --   Second Amendment, dated November 19, 2004, to the Amended
                    and Restated Credit Agreement dated as of December 12, 2003, among Tenneco Automotive Inc., JP Morgan Chase Bank as
                    administrative agent and the various lenders party thereto
                    (incorporated herein by reference from Exhibit 99.2 of the registrant's Current Report on Form 8-K dated November 19,
                    2004, File No. 1-12387).
   4.5(e)      --   Third Amendment, dated February 17, 2005, to the Amended and
                    Restated Credit Agreement, dated as of December 12, 2003
                    among Tenneco Automotive Inc., JP Morgan Chase Bank as
                    administrative agent and the various lenders party thereto
                    (incorporated by reference to Exhibit 99.1 to the
                    registrant's Current Report on Form 8-K dated February 17,
                    2005, File No. 1-12387).
  *4.5(f)      --   New Lender Supplement, dated as of March 31, 2005, by and
                    among Wachovia Bank, National Association, Tenneco
                    Automotive Inc. and JPMorgan Chase Bank, N.A.; New Lender
                    Supplement, dated as of March 31, 2005, by and among Wells
                    Fargo Foothill, LLC, Tenneco Automotive Inc. and JPMorgan
                    Chase Bank, N.A.; New Lender Supplement, dated as of March
                    31, 2005, by and among Charter One Bank, NA, Tenneco
                    Automotive Inc. and JPMorgan Chase Bank, N.A.
  *4.5(g)      --   New Lender Supplement, dated as of April 29, 2005, by and
                    among The Bank of Nova Scotia, Tenneco Automotive Inc. and
                    JPMorgan Chase Bank, N.A.
   4.6(a)      --   Indenture, dated as of June 19, 2003, among Tenneco
                    Automotive Inc., the subsidiary guarantors named therein and
                    Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(a) to the registrant's Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 2003,
                    File No. 1-12387).
   4.6(b)      --   Collateral Agreement, dated as of June 19, 2003, by Tenneco
                    Automotive Inc. and the subsidiary guarantors named therein in favor of Wachovia Bank, National Association
                    (incorporated herein by reference from Exhibit 4.6(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
   4.6(c)      --   Registration Rights Agreement, dated as of June 19, 2003,
                    among Tenneco Automotive Inc., the subsidiary guarantors
                    named therein, and the initial purchasers named therein, for whom JPMorgan Securities Inc. acted as representative
                    (incorporated herein by reference from Exhibit 4.6(c) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
   4.6(d)      --   Supplemental Indenture, dated as of December 12, 2003, among
                    Tenneco Automotive Inc., the subsidiary guarantors named
                    therein and Wachovia Bank, National Association
                    (incorporated herein by reference to Exhibit 4.6(d) to the registrant's Annual Report on Form 10-K for the year ended
                    December 31, 2003, File No. 1-12387).
   4.6(e)      --   Registration Rights Agreement, dated as of December 12,
                    2003, among Tenneco Automotive Inc., the subsidiary
                    guarantors named therein, and the initial purchasers named therein, for whom Banc of America Securities LLC acted as
                    representative agent (incorporated herein by reference to
                    Exhibit 4.5(a) to the registrant's Annual Report on Form
                    10-K for the year ended December 31, 2003, File No.
                    1-12387).
   4.7         --   Intercreditor Agreement, dated as of June 19, 2003, among
                    JPMorgan Chase Bank, as Credit Agent, Wachovia Bank,
                    National Association, as Trustee and Collateral Agent, and
                    Tenneco Automotive Inc. (incorporated herein by reference
                    from Exhibit 4.7 to the registrant's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 2003, File No.
                    1-12387).

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------
   4.8(a)      --   Indenture, dated as of November 19, 2004, among Tenneco
                    Automotive Inc., the subsidiary guarantors named therein and
                    The Bank of New York Trust Company (incorporated herein by reference from Exhibit 99.1 of the registrant's Current
                    Report on Form 8-K dated November 19, 2004, File No.
                    1-12387).
   4.8(b)      --   Supplemental Indenture, dated as of March 28, 2005, among
                    Tenneco Automotive Inc., the Guarantor party thereto and the
                    Bank of New York Trust Company, N.A., as trustee
                    (incorporated herein by reference from Exhibit 4.3 to the
                    registrant's Registration Statement on Form S-4, Reg. No.
                    333-123752).
   4.8(c)      --   Registration Rights Agreement, dated as of November 19,
                    2004, among Tenneco Automotive Inc., the guarantors party
                    thereto and the initial purchasers party thereto
                    (incorporated herein by reference from Exhibit 4.2 to the
                    registrant's Registration Statement on Form S-4, Reg No.
                    333-123752).
  10.1         --   Distribution Agreement, dated November 1, 1996, by and among
                    El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
                    10, File No. 1-12387).
  10.2         --   Amendment No. 1 to Distribution Agreement, dated as of
                    December 11, 1996, by and among El Paso Tennessee Pipeline
                    Co. (formerly Tenneco Inc.), the registrant, and Newport
                    News Shipbuilding Inc. (incorporated herein by reference
                    from Exhibit 10.2 of the registrant's Annual Report on Form
                    10-K for the year ended December 31, 1996, File No.
                    1-12387).
  10.3         --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                    Tenneco Inc.), the registrant, and Newport News Shipbuilding
                    Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year
                    ended December 31, 1996, File No. 1-12387).
  10.4         --   Benefits Agreement, dated December 11, 1996, by and among El
                    Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                    registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                    Annual Report on Form 10-K for the year ended December 31,
                    1996, File No. 1-12387).
  10.5         --   Insurance Agreement, dated December 11, 1996, by and among
                    El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
                    Annual Report on Form 10-K for the year ended December 31,
                    1996, File No. 1-12387).
  10.6         --   Tax Sharing Agreement, dated December 11, 1996, by and among
                    El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                    Newport News Shipbuilding Inc., the registrant, and El Paso
                    Natural Gas Company (incorporated herein by reference from
                    Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
  10.7         --   First Amendment to Tax Sharing Agreement, dated as of
                    December 11, 1996, among El Paso Tennessee Pipeline Co.
                    (formerly Tenneco Inc.), the registrant, El Paso Natural Gas
                    Company and Newport News Shipbuilding Inc. (incorporated
                    herein by reference from Exhibit 10.7 of the registrant's
                    Annual Report on Form 10-K for the year ended December 31,
                    1996, File No. 1-12387).
  10.8         --   Tenneco Automotive Inc. Value Added "TAVA" Incentive
                    Compensation Plan (incorporated herein by reference from
                    Exhibit 10.8 of the registrant's Quarterly Report on Form
                    10-Q for the quarter ended September 30, 2003, File No.
                    1-12387).

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------
  10.9         --   Tenneco Automotive Inc. Change of Control Severance Benefits
                    Plan for Key Executives (incorporated herein by reference
                    from Exhibit 10.13 of the registrant's Quarterly Report on
                    Form 10-Q for the quarter ended September 30, 1999, File No.
                    1-12387).
  10.10        --   Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                    Registration Statement on Form S-4, Reg. No. 333-93757).
  10.11        --   Tenneco Automotive Inc. Key Executive Pension Plan
                    (incorporated herein by reference from Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
  10.12        --   Tenneco Automotive Inc. Deferred Compensation Plan
                    (incorporated herein by reference from Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
  10.13        --   Tenneco Automotive Inc. Supplemental Executive Retirement
                    Plan (incorporated herein by reference from Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 2000, File No. 1-12387).
  10.14        --   Human Resources Agreement by and between Tenneco Automotive
                    Inc. and Tenneco Packaging Inc. dated November 4, 1999
                    (incorporated herein by reference to Exhibit 99.1 to the
                    registrant's Current Report on Form 8-K dated November 4,
                    1999, File No. 1-12387).
  10.15        --   Tax Sharing Agreement by and between Tenneco Automotive Inc.
                    and Tenneco Packaging Inc. dated November 3, 1999
                    (incorporated herein by reference to Exhibit 99.2 to the
                    registrant's Current Report on Form 8-K dated November 4,
                    1999, File No. 1-12387).
  10.16        --   Amended and Restated Transition Services Agreement by and
                    between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                    dated as of November 4, 1999 (incorporated herein by
                    reference from Exhibit 10.21 of the registrant's Quarterly
                    Report on Form 10-Q for the quarter ended September 30,
                    1999, File No. 1-12387).
  10.17        --   Assumption Agreement among Tenneco Automotive Operating
                    Company Inc., Tenneco International Holding Corp., Tenneco
                    Global Holdings Inc., The Pullman Company, Clevite
                    Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                    and the other Initial Purchasers listed in the Purchase
                    Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.24 of the registrant's
                    Registration Statement on Form S-4, Reg. No. 333-93757).
  10.18        --   Amendment No. 1 to Change in Control Severance Benefits Plan
                    for Key Executives (incorporated herein by reference from
                    Exhibit 10.23 to the registrant's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 2000, File No. 1-12387).
  10.19        --   Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from
                    Exhibit 10.24 to the registrant's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 2000, File No. 1-12387).
  10.20        --   Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 2000, File No.
                    1-12387).
  10.21        --   Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference
                    from Exhibit 10.28 to the registrant's Annual Report on Form
                    10-K for the year ended December 31, 2000, File No.
                    1-12387).
  10.22        --   Form of Indemnity Agreement entered into between the
                    registrant and the following directors of the registrant:
                    Paul Stecko, M. Kathryn Eickhoff and Dennis Severance
                    (incorporated herein by reference from Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------
  10.23        --   Mark P. Frissora Special Appendix under Tenneco Automotive
                    Inc. Supplemental Executive Retirement Plan (incorporated
                    herein by reference from Exhibit 10.30 to the registrant's
                    Annual Report on Form 10-K for the year ended December 31,
                    2000, File No. 1-12387).
  10.24        --   Letter Agreement dated as of June 1, 2001 between the
                    registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form
                    10-K for the year ended December 31, 2001. File No.
                    1-12387).
  10.25        --   Tenneco Automotive Inc. 2002 Long-Term Incentive Plan (As
                    Amended and Restated Effective March 11, 2003) (incorporated herein by reference from Exhibit 10.26 to the registrant's
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    2003. File No. 1-12387).
  10.26        --   Amendment No. 1 to Tenneco Automotive Inc. Deferred
                    Compensation Plan (incorporated herein by reference from
                    Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
  10.27        --   Tenneco Automotive Inc. Supplemental Stock Ownership Plan
                    (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended
                    December 31, 2002, File No. 1-12387).
  10.28        --   Form of Stock Equivalent Unit Award Agreement under the 2002
                    Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.1 of the registrant's Current
                    Report on Form 8-K dated January 13, 2005, File No.
                    1-12387).
  10.29        --   Form of Stock Option Agreement for employees under the 2002
                    Long-Term Incentive Plan, as amended (providing for a ten
                    year option term) (incorporated herein by reference from
                    Exhibit 99.2 of the registrant's Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
  10.30        --   Form of Stock Option Agreement for non-employee directors
                    under the 2002 Long-Term Incentive Plan, as amended
                    (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.3 of the registrant's Current
                    Report on Form 8-K dated January 13, 2005, File No.
                    1-12387).
  10.31        --   Form of Restricted Stock Award Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (three year
                    cliff vesting) (incorporated herein by reference from
                    Exhibit 99.4 of the registrant's Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
  10.32        --   Form of Restricted Stock Award Agreement for non-employee
                    directors under the 2002 Long-Term Incentive Plan, as
                    amended (incorporated herein by reference from Exhibit 99.5 of the registrant's Current Report on Form 8-K dated January
                    13, 2005, File No. 1-12387).
  10.33        --   Form of Restricted Stock Award Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (vesting 1/3 annually) (incorporated herein by reference from Exhibit
                    99.1 of the registrant's Current Report on Form 8-K dated
                    January 17, 2005, File No. 1-12387).
  10.34        --   Form of Stock Option Agreement for employees under the 2002
                    Long-Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from
                    Exhibit 99.2 of the registrant's Current Report on Form 8-K dated January 17, 2005, File No. 1-12387).
  10.35        --   Form of Stock Option Agreement for non-employee directors
                    under the 2002 Long-Term Incentive Plan, as amended
                    (providing for a seven year option term) (incorporated
                    herein by reference from Exhibit 99.3 of the registrant's
                    Current Report on Form 8-K dated January 17, 2005, File No.
                    1-12387).

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------
  10.36        --   Form of Performance Share Agreement for non-employee
                    directors under the 2002 Long-Term Incentive Plan, as
                    amended. (incorporated herein by reference from Exhibit
                    10.36 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-12387).
  10.37        --   Summary of 2005 Outside Directors' Compensation.
                    (incorporated herein by reference from Exhibit 10.37 of the registrant's Annual Report on Form 10-K for the year ended
                    December 31, 2004, File No. 1-12387).
  10.38        --   Summary of 2005 Named Executive Officer Compensation.
                    (incorporated herein by reference from Exhibit 10.38 of the registrant's Annual Report on Form 10-K for the year ended
                    December 31, 2004, File No. 1-12387).
 *10.39        --   First Amendment to the Tenneco Automotive Inc. Key Executive
                    Pension Plan.
 *10.40        --   Summary of Amendments to Tenneco Automotive Inc.
                    Supplemental Executive Retirement Plan, Key Executive
                    Pension Plan and Deferred Compensation Plan.
 *10.41        --   Summary of Tenneco Automotive Inc. Supplemental Retirement
                    Plan, Supplemental Pension Plan for Management and Incentive
                    Deferral Plan.
  11           --   None.
 *12           --   Computation of Ratio of Earnings to Fixed Charges.
 *15           --   Letter of Deloitte & Touche LLP regarding interim financial information.
 *18           --   Letter of Deloitte & Touche LLP regarding change in
                    accounting principle.
  19           --   None.
  22           --   None.
  23           --   None.
  24           --   None.
 *31.1         --   Certification of Mark P. Frissora under Section 302 of the
                    Sarbanes-Oxley Act of 2002.
 *31.2         --   Certification of Kenneth R. Trammell under Section 302 of
                    the Sarbanes-Oxley Act of 2002.
 *32.1         --   Certification of Mark P. Frissora and Kenneth R. Trammell
                    under Section 906 of the Sarbanes-Oxley Act of 2002.
  99           --   None.

---------------

* Filed herewith.