Form 10-K/A
period 2004-12-31
TENNECO AUTOMOTIVE INC
filed 2005-05-12
CIK 1024725

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
(MARK ONE)

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                      PART OF THE FORM 10-K
                          DOCUMENT                                   INTO WHICH INCORPORATED
                          --------                                   -----------------------
Portions of Tenneco Automotive Inc.'s Definitive Proxy
  Statement
  for the Annual Meeting of Stockholders to be held May 10,
  2005                                                                      Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE


     Tenneco Automotive Inc. is filing this Annual Report on Form 10-K/A (Amendment No. 1) (the "Form 10-K/A") to reflect, in accordance with accounting principles generally accepted in the United States of America ("GAAP"), a change in accounting principle that we adopted at the beginning of our fiscal 2005 year. Prior to the first quarter of 2005, inventories in the U.S. based operations (17 percent and 19 percent of our total consolidated inventories at December 31, 2004 and 2003, respectively) were valued using the last-in, first-out ("LIFO") method and all other inventories were valued using the first-in, first-out ("FIFO") or average cost methods at the lower of cost or market value. Effective January 1, 2005, we changed our accounting method for valuing inventory for our U.S. based operations from the LIFO method to the FIFO method. As a result, all U.S. inventories are now stated at the lower of cost, determined on a FIFO basis, or market. We elected to change to the FIFO method as we believe it is preferable for the following reasons: 1) the change will provide better matching of revenue and expenditures and 2) the change will achieve greater consistency in valuing our global inventory. Additionally, we initially adopted LIFO as it provided certain U.S. tax benefits which we no longer realize due to our U.S. net operating losses (when applied for tax purposes, tax laws require that LIFO be applied for GAAP as well). As a result of the change, we also expect to realize administrative efficiencies.


     In accordance with GAAP, the change in inventory accounting has been applied by restating prior year's financial statements. The effect of the change on our financial position and results of operations are presented below.


                                                                   AS OF DECEMBER 31,
                                                            --------------------------------
                                                            2004   2003   2002   2001   2000
                                                            ----   ----   ----   ----   ----
                                                                       (MILLIONS)
                                                                  INCREASE (DECREASE)
Inventories...............................................  $14    $11    $13    $13    $16
Deferred income tax assets (noncurrent)...................  $(5)   $(4)   $(5)   $(5)   $(6)
Shareholders' equity......................................  $ 9    $ 7    $ 8    $ 8    $10



                                                             YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------
                                                     2004     2003    2002     2001     2000
                                                     -----   ------   -----   -------   -----
                                                       (MILLIONS EXCEPT PER SHARE AMOUNTS)
                                                               INCREASE (DECREASE)
Income (loss) before interest expense, income taxes
  and minority interest............................  $   3   $   (2)  $ --    $    (2)  $   2
Income tax expense (benefit).......................      1       (1)    --         (1)      1
                                                     -----   ------   -----   -------   -----
Income (loss) before cumulative effect of change in
  accounting principle and net income (loss).......  $   2   $   (1)  $ --    $    (1)  $   1
                                                     =====   ======   =====   =======   =====
Basic earnings (loss) per share of common stock....  $0.04   $(0.03)  $ --    $( 0.04)  $0.04
                                                     =====   ======   =====   =======   =====
Diluted earnings (loss) per share of common
  stock............................................  $0.04   $(0.03)  $ --    $ (0.04)  $0.04
                                                     =====   ======   =====   =======   =====


     See Note 4 to the consolidated financial statements included herein for further information.


     This Form 10-K/A amends and restates only the safe harbor on page vi related to net operating loss carryforwards, Item 1 of Part I, Items 6, 7 and 8 of Part II and Item 15 of Part IV of the original filing on Form 10-K to reflect the effects of this restatement of our financial statements for the periods presented. The remaining information contained within this Amendment No. 1 on Form 10-K/A consists of all other information originally contained in our Form 10-K for the fiscal year ended December 31, 2004. This remaining information is not amended hereby. Except for the forgoing amended information, this Form 10-K/A continues to describe conditions as of the date of the original filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments of those filings.

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


     Further significant changes in our stockholder composition may jeopardize our ability to use some or all of our net operating loss carryforwards. As of December 31, 2004, we had a U.S. Federal tax net operating loss ("NOL") carryforwards of $555 million available to reduce taxable income in future years, and these NOL carryforwards expire in various years through 2024. The federal tax effect of these NOL's is $194 million and is recorded as an asset on our balance sheet as of December 31, 2004. Our ability to utilize our NOL carryforwards could become subject to significant limitations under Section 382 of the Internal Revenue Code ("Section 382") if we undergo a majority ownership change. We would undergo a majority ownership change if, among other things, the stockholders who own or have owned, directly or indirectly, five percent or more of our common stock or are otherwise treated as five percent stockholders under
Section 382 and the regulations promulgated thereunder, increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of a majority ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with the NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration of the respective NOL carryforwards. If we were to undergo a majority ownership change, we would be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of December 31, 2004, we believe that there had been a significant change, but not a majority change, in our ownership during the prior three years. We cannot, however, assure you that we will not undergo a majority ownership change in the future. Further, because an ownership change for federal tax purposes can occur based on trades among our existing stockholders, whether we undergo a majority ownership change may be a matter beyond our control.

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

                               TABLE OF CONTENTS

                                   PART I
Item 1.     Business....................................................    1
              Tenneco Automotive Inc....................................    1
              Contributions of Major Businesses.........................    4
              Description of Our Business...............................    5
Item 2.     Properties..................................................   21
Item 3.     Legal Proceedings...........................................   21
Item 4.     Submission of Matters to a Vote of Security Holders.........   23
Item 4.1.   Executive Officers of the Registrant........................   23
                                   PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters, and Issuer Repurchases of Equity Securities........   26
Item 6.     Selected Financial Data.....................................   27
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   31
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................   61
Item 8.     Financial Statements and Supplementary Data.................   62
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  118
Item 9A.    Controls and Procedures.....................................  118
Item 9B.    Other Information...........................................  118
                                  PART III
Item 10.    Directors and Executive Officers of the Registrant..........  119
Item 11.    Executive Compensation......................................  119
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters..................  119
Item 13.    Certain Relationships and Related Transactions..............  120
Item 14.    Principal Accountant Fees and Services......................  120
                                   PART IV
Item 15.    Exhibits and Financial Statement Schedules..................  121

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

                       CONTRIBUTIONS OF MAJOR BUSINESSES

     For information concerning our operating segments, geographic areas and major products or groups of products, see Note 11 to the consolidated financial statements of Tenneco Automotive Inc. and Consolidated Subsidiaries included in
Item 8. The following tables summarize for each of our operating segments for the periods indicated: (i) net sales and operating revenues; (ii) earnings before interest expense, income taxes and minority interest ("EBIT"); and (iii) capital expenditures. You should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 for information about certain costs and charges included in our results. You should also read Note 4 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

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
                                                   ======   ===   ======   ===   ======   ===

EBIT:

                                                                    AS ADJUSTED
                                                        ------------------------------------
                                                           2004         2003         2002
                                                        ----------   ----------   ----------
                                                            (DOLLAR AMOUNTS IN MILLIONS)
North America.........................................  $133    76%  $129    74%  $129    76%
Europe and South America..............................    22    13     23    13     24    14
Asia Pacific..........................................    19    11     22    13     16    10
                                                        ----   ---   ----   ---   ----   ---
  Total...............................................  $174   100%  $174   100%  $169   100%
                                                        ====   ===   ====   ===   ====   ===

CAPITAL EXPENDITURES:

                                                           2004         2003         2002
                                                        ----------   ----------   ----------
                                                            (DOLLAR AMOUNTS IN MILLIONS)
North America.........................................  $ 55    43%  $ 54    42%  $ 67    49%
Europe and South America..............................    59    45     61    47     59    43
Asia Pacific..........................................    16    12     15    11     12     8
                                                        ----   ---   ----   ---   ----   ---
  Total...............................................  $130   100%  $130   100%  $138   100%
                                                        ====   ===   ====   ===   ====   ===

     Interest expense, income taxes, and minority interest that were not allocated to our operating segments are:

                                                                 AS ADJUSTED
                                                              ------------------
                                                              2004   2003   2002
                                                              ----   ----   ----
                                                                  (MILLIONS)
Interest expense (net of interest capitalized)..............  $179   $149   $141
Income tax benefit..........................................   (24)    (7)    (7)
Minority interest...........................................     4      6      4

                          DESCRIPTION OF OUR BUSINESS

     With 2004 revenues of over $4.2 billion, we are one of the world's largest producers of automotive emission control and ride control systems and products. We serve both original equipment manufacturers and replacement markets worldwide through leading brands, including Monroe(R), Rancho(R), Clevite(R) Elastomers, and Fric Rot(TM)ride control products and Walker(R), Fonos(TM), and Gillet(TM) emission control products.

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

ANALYSIS OF REVENUES

     The following table provides, for each of the years 2004 through 2002, information relating to our net sales, by primary product lines and customer categories:

                                                                        NET SALES
                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 2004      2003      2002
                                                                ------    ------    ------
                                                                        (MILLIONS)
EMISSION CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................    $  365    $  350    $  359
  OE market.................................................     2,287     2,037     1,880
                                                                ------    ------    ------
                                                                 2,652     2,387     2,239
                                                                ------    ------    ------
RIDE CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................       630       579       549
  OE market.................................................       931       800       671
                                                                ------    ------    ------
                                                                 1,561     1,379     1,220
                                                                ------    ------    ------
     Total..................................................    $4,213    $3,766    $3,459
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

     Our plans to expand our aftermarket business are focused on four key marketing initiatives: new product introductions; building customer and industry awareness of the maintenance, performance and other benefits of ensuring that a vehicle's ride control systems are in good working condition; adding coverage to current brands; and extending our brands and aftermarket penetration to new product segments. For example, we are extending our line of car appearance products -- which we introduced in 2004 under the DuPont(TM) brand pursuant to a development, manufacturing and sales agreement with DuPont -- to include performance chemicals, fuel system cleaners and engine treatment products, and will introduce these products in 2005. In addition, Monroe(R) Quick Strut was test marketed in 2004 and introduced as a new product in early 2005. Quick Strut is a complete assembly that includes a Monroe Sensa-Trac(R) strut, spring, strut mount bearing plate, upper and lower spring isolators and upper spring seat. We launched a similar Monroe(R) coil springs product in Europe in the fourth quarter of 2004. We also launched the Monroe(R) 50,000 mile replacement campaign to help increase customer and industry awareness. The campaign is being advertised on billboards throughout the United States and Canada stating Monroe(R) recommends replacing your shocks and struts at 50,000 miles. We will continue to carry that message to consumers and trade in 2005, again utilizing billboards and ads in both trade and consumer magazines. In Europe, we launched our DNX(TM) performance product line during the fourth quarter of 2004. Customer shipments are expected to begin in the first quarter of 2005. We are exploring a number of opportunities to extend our existing well-known brands, such as Monroe(R), and our product line generally, to aftermarket product segments not previously served. For example, in 2004 we entered into a licensee agreement with Canadian Tire under which Canadian Tire is offering brake products under the Monroe(R) Brakes brand. This program has led to increased sales of our Monroe(R) shock absorbers. We believe that, when combined with our expansive customer service network, these initiatives will yield incremental aftermarket revenues.

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

OTHER

     The principal raw material utilized by us is steel. We obtain steel from a number of sources pursuant to various contractual and other arrangements. We believe that an adequate supply of steel can presently

---------------

     (1)EVA is a registered trademark of Stern Stewart & Co.

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

NAME (AND AGE AT
DECEMBER 31, 2004)                                                OFFICES HELD
------------------                                                ------------
Mark P. Frissora (49).....................  Chairman of the Board of Directors, Chief Executive
                                            Officer and President
Timothy R. Donovan (49)...................  Executive Vice President and General Counsel & Managing
                                            Director -- Asia Pacific and Director
Hari N. Nair (44).........................  Executive Vice President and Managing Director -- Europe
                                            and South America
Richard P. Schneider (57).................  Senior Vice President -- Global Administration
Brent J. Bauer (49).......................  Senior Vice President and General Manager -- North
                                            American Original Equipment Emission Control
Kenneth R. Trammell (44)..................  Senior Vice President and Chief Financial Officer
Timothy E. Jackson (47)...................  Senior Vice President -- Manufacturing, Engineering, and
                                            Global Technology
Paul Schultz (54).........................  Senior Vice President -- Global Supply Chain Management
Neal Yanos (43)...........................  Senior Vice President and General Manager -- North
                                            American Original Equipment Ride Control and North
                                            American Aftermarket
James A. Perkins, Jr. (42)................  Vice President and Controller

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

ITEM 6. SELECTED FINANCIAL DATA.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                      AS ADJUSTED (A)
                                          -----------------------------------------------------------------------
                                                                 YEARS ENDED DECEMBER 31,
                                          -----------------------------------------------------------------------
                                            2004(A)        2003(A)        2002(A)        2001(A)        2000(A)
                                          -----------    -----------    -----------    -----------    -----------
                                                       (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENTS OF INCOME (LOSS) DATA:
  Net sales and operating revenues --
    North America.....................    $     1,966    $     1,887    $     1,906    $     1,799    $     1,956
    Europe and South America..........          1,922          1,595          1,354          1,431          1,433
    Asia Pacific......................            399            338            249            186            195
    Intergroup sales..................            (74)           (54)           (50)           (52)           (56)
                                          -----------    -----------    -----------    -----------    -----------
                                          $     4,213    $     3,766    $     3,459    $     3,364    $     3,528
                                          ===========    ===========    ===========    ===========    ===========
  Income before interest expense,
    income taxes, and minority
    interest --
    North America.....................    $       133    $       129    $       129    $        50    $        66
    Europe and South America..........             22             23             24             23             37
    Asia Pacific......................             19             22             16             17             19
                                          -----------    -----------    -----------    -----------    -----------
         Total........................            174            174            169             90            122
Interest expense (net of interest
  capitalized)(b).....................            179            149            141            170            188
Income tax expense (benefit)(b).......            (24)            (7)            (7)            50            (27)
Minority interest.....................              4              6              4              1              2
Income (loss) before cumulative effect
  of change in accounting principle...             15             26             31           (131)           (41)
Cumulative effect of change in
  accounting principle, net of income
  tax(c)..............................             --             --           (218)            --             --
                                          -----------    -----------    -----------    -----------    -----------
Net income (loss).....................    $        15    $        26    $      (187)   $      (131)   $       (41)
                                          ===========    ===========    ===========    ===========    ===========
Average number of shares of common
  stock outstanding
  Basic...............................     41,534,810     40,426,136     39,795,481     37,779,837     34,735,766
  Diluted.............................     44,180,460     41,767,959     41,667,815     38,001,248     34,906,825
Earnings (loss) per average share of
  common stock --
  Basic:
    Before cumulative effect of change
      in accounting principle.........    $      0.37    $      0.64    $      0.78    $     (3.47)   $     (1.16)
    Cumulative effect of change in
      accounting principle(c).........             --             --          (5.48)            --             --
                                          -----------    -----------    -----------    -----------    -----------
                                          $      0.37    $      0.64    $     (4.70)   $     (3.47)   $     (1.16)
                                          ===========    ===========    ===========    ===========    ===========
  Diluted:
    Before cumulative effect of change
      in accounting principle.........    $      0.35    $      0.62    $      0.74    $     (3.47)   $     (1.16)
    Cumulative effect of change in
      accounting principle(c).........             --             --          (5.48)            --             --
                                          -----------    -----------    -----------    -----------    -----------
                                          $      0.35    $      0.62    $     (4.74)   $     (3.47)   $     (1.16)
                                          ===========    ===========    ===========    ===========    ===========
Cash dividends per common share.......    $        --    $        --    $        --    $        --    $      0.20

                                                                          AS ADJUSTED(A)
                                                        ---------------------------------------------------
                                                                     YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------
                                                        2004(A)    2003(A)    2002(A)    2001(A)    2000(A)
                                                        -------    -------    -------    -------    -------
                                                            (MILLIONS EXCEPT RATIO AND PERCENT AMOUNTS)
BALANCE SHEET DATA:
  Total assets......................................    $3,119     $2,852     $2,565     $2,706     $2,947
  Short-term debt...................................        19         20        228        191         92
  Long-term debt....................................     1,401      1,410      1,217      1,324      1,435
  Minority interest.................................        24         23         19         15         14
  Shareholders' equity..............................       159         65        (86)        82        340
STATEMENT OF CASH FLOWS DATA:
  Net cash provided by operating activities.........    $  200     $  281     $  188     $  141     $  234
  Net cash used by investing activities.............      (116)      (127)      (107)      (126)      (157)
  Net cash provided (used) by financing
     activities.....................................       (12)       (49)       (73)         3       (123)
  Capital expenditures..............................       130        130        138        127        146
OTHER DATA:
  EBITDA(d).........................................    $  351     $  337     $  313     $  243     $  273
  Ratio of EBITDA to interest expense...............      1.96       2.26       2.22       1.42       1.45
  Ratio of total debt to EBITDA.....................      4.05       4.24       4.62       6.26       5.59
  Ratio of earnings to fixed charges(e).............      0.97       1.15       1.17       0.55       0.64
  Working capital as a percent of sales(f)..........       1.2%       2.4%       4.0%       6.4%      10.6%

---------------

NOTE: Our financial statements for the three years ended December 31, 2004, which are discussed in the following notes, are included in this Form 10-K/A under Item 8.

(a) For a discussion of the significant items affecting comparability of the financial information for the years ended 2004, 2003, and 2002, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Prior to the first quarter of 2005, inventories in the U.S. based operations (17 percent and 19 percent of our total consolidated inventories at December 31, 2004 and 2003, respectively) were valued using the last-in, first-out ("LIFO") method and all other inventories were valued using the first-in, first-out ("FIFO") or average cost methods at the lower of cost or market value. Effective January 1, 2005, we changed our accounting method for valuing inventory for our U.S. based operations from the LIFO method to the FIFO method. As a result, all U.S. inventories are now stated at the lower of cost, determined on a FIFO basis, or market. We elected to change to the FIFO method as we believe it is preferable for the following reasons: 1) the change will provide better matching of revenue and expenditures and 2) the change will achieve greater consistency in valuing our global inventory. Additionally, we initially adopted LIFO as it provided certain U.S. tax benefits which we no longer realize due to our U.S. net operating losses (when applied for tax purposes, tax laws require that LIFO be applied for GAAP as well). As a result of the change, we also expect to realize administrative efficiencies. In accordance with GAAP, the change in inventory accounting has been applied by restating prior year's financial statements. The effect of the change on our financial position and results of operations are presented below.

                                                               AS OF DECEMBER 31,
                                                        --------------------------------
                                                        2004   2003   2002   2001   2000
                                                        ----   ----   ----   ----   ----
                                                                   (MILLIONS)
                                                              INCREASE (DECREASE)
Inventories...........................................  $14    $11    $13    $13    $16
Deferred income tax assets (noncurrent)...............  $(5)   $(4)   $(5)   $(5)   $(6)
Shareholders' equity..................................  $ 9    $ 7    $ 8    $ 8    $10

                                                       YEARS ENDED DECEMBER 31,
                                                ---------------------------------------
                                                2004     2003    2002     2001    2000
                                                -----   ------   -----   ------   -----
                                                  (MILLIONS EXCEPT PER SHARE AMOUNTS)
                                                          INCREASE (DECREASE)
Income (loss) before interest expense, income
  taxes and minority interest.................  $   3   $   (2)  $ --    $   (2)  $   2
Income tax expense (benefit)..................      1       (1)    --        (1)      1
                                                -----   ------   -----   ------   -----
Income (loss) before cumulative effect of
  change in accounting principle and net
  income (loss)...............................  $   2   $   (1)  $ --    $   (1)  $   1
                                                =====   ======   =====   ======   =====
Basic earnings (loss) per share of common
  stock.......................................  $0.04   $(0.03)  $ --    $(0.04)  $0.04
                                                =====   ======   =====   ======   =====
Diluted earnings (loss) per share of common
  stock.......................................  $0.04   $(0.03)  $ --    $(0.04)  $0.04
                                                =====   ======   =====   ======   =====

    You should also read Note 4 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

    We have also reduced revenues for 2000 by $21 million, to reflect the reclassification of certain sales incentives that were previously shown in selling, general and administrative expense. For all years presented, we have also reclassed tax related contingency reserves between deferred tax liability and other noncurrent liabilities. This reclass resulted in an additional reclass between noncurrent liabilities and noncurrent assets for reporting purposes. In October 2004, we announced a change in the structure of our organization which changed our reportable segments. The European segment now includes South American operations. While this has no impact on our consolidated results, it changes our segment results.

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

                                                         AS ADJUSTED (NOTE A)
                                                  ----------------------------------
                                                       YEARS ENDED DECEMBER 31,
                                                  ----------------------------------
                                                  2004   2003   2002    2001    2000
                                                  ----   ----   -----   -----   ----
                                                              (MILLIONS)
Net income (loss)...............................  $ 15   $ 26   $(187)  $(131)  $(41)
Cumulative effect of change in accounting
  principle, net of income tax..................    --     --     218      --     --
Minority interest...............................     4      6       4       1      2
Income tax expense (benefit)....................   (24)    (7)     (7)     50    (27)
Interest expense, net of interest capitalized...   179    149     141     170    188
Depreciation and amortization of other
  intangibles...................................   177    163     144     153    151
                                                  ----   ----   -----   -----   ----
Total EBITDA....................................  $351   $337   $ 313   $ 243   $273
                                                  ====   ====   =====   =====   ====

(e) For purposes of computing this ratio, earnings generally consist of income before income taxes and fixed charges excluding capitalized interest. Fixed charges consist of interest expense, the portion of rental expense considered representative of the interest factor and capitalized interest. For the years ended December 31, 2004, 2001 and

    2000 earnings were insufficient by $6 million, $82 million and $74 million, respectively, to cover fixed charges. See Exhibit 12 to this Form 10-K/A for the calculation of this ratio.

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

                                                       AS ADJUSTED (NOTE A)
                                            ------------------------------------------
                                                     YEARS ENDED DECEMBER 31,
                                            ------------------------------------------
                                             2004     2003     2002     2001     2000
                                            ------   ------   ------   ------   ------
                                                    (DOLLAR AMOUNT IN MILLIONS
                                                    EXCEPT PERCENTAGE AMOUNTS)
Current Assets:
  Receivables -- Customer notes and
     accounts, net........................  $  458   $  427   $  394   $  380   $  457
  Receivables -- Other....................      30       15       15       15       30
  Inventories.............................     396      354      365      339      438
  Deferred income taxes...................      70       63       56       66       76
  Prepayments and other...................     124      104       95      101       89
                                            ------   ------   ------   ------   ------
                                            $1,078   $  963   $  925   $  901   $1,090
Current Liabilities:
  Trade payables..........................  $  696   $  621   $  505   $  401   $  464
  Accrued taxes...........................      24       19       40       35       16
  Accrued interest........................      35       42       23       25       35
  Accrued liabilities.....................     226      162      172      148      134
  Other accruals..........................      47       29       48       76       68
                                            ------   ------   ------   ------   ------
                                            $1,028   $  873   $  788   $  685   $  717
Working Capital (Current assets less
  current liabilities)....................  $   50   $   90   $  137   $  216   $  373
Sales.....................................  $4,213   $3,766   $3,459   $3,364   $3,528
Working capital as a percent of sales.....     1.2%     2.4%     4.0%     6.4%    10.6%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     As you read the following review of our financial condition and results of operations, you should also read our financial statements and related notes beginning on page 67.

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

     Total revenues for 2004 were more than $4.2 billion, an 11.9 percent increase over 2003. Higher OE volumes combined with favorable platform mix and strengthening currencies drove the majority of this increase. Gross margin for 2004 was 20.0 percent of revenues compared to 20.5 percent of revenues for 2003. Strong growth in the global OE business outpaced the improvement in the higher gross margin aftermarket. This shift in business mix coupled with increasing steel costs and restructuring activities more than offset the benefits being achieved through Lean Manufacturing, Six Sigma and ongoing restructuring initiatives. We reported selling, general, administrative and engineering expenses for 2004 of 11.7 percent of revenues, as compared to 11.4 percent of revenues for 2003. This increase was driven by the impact of higher revenues being more than offset by higher aftermarket new-customer changeover costs, restructuring and costs we paid in 2004 for stock appreciation rights granted to a consultant in 2000 for assisting us in implementing a compensation program based on Economic Value Added. Earnings before interest expense, income taxes and minority interest ("EBIT") was $171 million for 2004, down from the $176 million reported in 2003. The decrease was largely driven by stronger operating performance being more than offset by increasing steel prices and charges for restructuring and restructuring related activities, new aftermarket customer changeover costs and the consulting fees indexed to the stock price. Earnings per diluted share were $0.35 in 2004, compared to $0.62 per diluted share in 2003. See below for a more detailed discussion of operating performances for the last three years.

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

     Effective January 1, 2005, we changed our accounting method for valuing inventory from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. In accordance with GAAP, the change in inventory accounting has been applied by restating prior year's financial statements. See the consolidated financial statements of Tenneco Automotive Inc. and Consolidated Subsidiaries included in Item 8 of this Form 10-K/A. This Management's Discussion and Analysis discusses our results of operations and financial condition after giving effect to this restatement of prior year results. The remaining information contained within this Management's Discussion and Analysis consists of all other information originally contained in the Management's Discussion and Analysis included in our Form 10-K for the fiscal year ended December 31, 2004. This remaining information is not amended hereby. Except for the forgoing amended information, this Management's Discussion and Analysis continues to describe conditions as of the date of the original filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Management's Discussion and Analysis should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments of those filings.

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

                                                                           YEAR ENDED DECEMBER 31, 2004
                                                           -------------------------------------------------------------
                                                                                             PASS-THROUGH     REVENUES
                                                                                                SALES        EXCLUDING
                                                                                 REVENUES     EXCLUDING     CURRENCY AND
                                                                      CURRENCY   EXCLUDING     CURRENCY     PASS-THROUGH
                                                           REVENUES    IMPACT    CURRENCY       IMPACT         SALES
                                                           --------   --------   ---------   ------------   ------------
                                                                                    (MILLIONS)
North America Aftermarket
  Ride Control...........................................   $  342      $ --      $  342         $ --          $  342
  Emission Control.......................................      161        --         161           --             161
                                                            ------      ----      ------         ----          ------
     Total North America Aftermarket.....................      503        --         503           --             503
North America Original Equipment
  Ride Control...........................................      455        --         455           --             455
  Emission Control.......................................    1,001         9         992          320             672
                                                            ------      ----      ------         ----          ------
     Total North America Original Equipment..............    1,456         9       1,447          320           1,127
       Total North America...............................    1,959         9       1,950          320           1,630
Europe Aftermarket
  Ride Control...........................................      169        12         157           --             157
  Emission Control.......................................      190        16         174           --             174
                                                            ------      ----      ------         ----          ------
     Total Europe Aftermarket............................      359        28         331           --             331
Europe Original Equipment
  Ride Control...........................................      356        33         323           --             323
  Emission Control.......................................    1,005        76         929          321             608
                                                            ------      ----      ------         ----          ------
     Total Europe Original Equipment.....................    1,361       109       1,252          321             931
South America............................................      153         4         149           15             134
       Total Europe & South America......................    1,873       141       1,732          336           1,396
Asia.....................................................      176         1         175           54             121
Australia................................................      205        23         182           16             166
                                                            ------      ----      ------         ----          ------
       Total Asia Pacific................................      381        24         357           70             287
                                                            ------      ----      ------         ----          ------
Total Tenneco Automotive.................................   $4,213      $174      $4,039         $726          $3,313
                                                            ======      ====      ======         ====          ======

                                                                           YEAR ENDED DECEMBER 31, 2003
                                                           -------------------------------------------------------------
                                                                                             PASS-THROUGH     REVENUES
                                                                                                SALES        EXCLUDING
                                                                                 REVENUES     EXCLUDING     CURRENCY AND
                                                                      CURRENCY   EXCLUDING     CURRENCY     PASS-THROUGH
                                                           REVENUES    IMPACT    CURRENCY       IMPACT         SALES
                                                           --------   --------   ---------   ------------   ------------
                                                                                    (MILLIONS)
North America Aftermarket
  Ride Control...........................................   $  303      $ --      $  303         $ --          $  303
  Emission Control.......................................      163        --         163           --             163
                                                            ------      ----      ------         ----          ------
       Total North America Aftermarket...................      466        --         466           --             466
North America Original Equipment
  Ride Control...........................................      442        --         442           --             442
  Emission Control.......................................      972        --         972          306             666
                                                            ------      ----      ------         ----          ------
     Total North America Original Equipment..............    1,414        --       1,414          306           1,108
       Total North America...............................    1,880        --       1,880          306           1,574
Europe Aftermarket
  Ride Control...........................................      170        --         170           --             170
  Emission Control.......................................      176        --         176           --             176
                                                            ------      ----      ------         ----          ------
     Total Europe Aftermarket............................      346        --         346           --             346
Europe Original Equipment
  Ride Control...........................................      265        --         265           --             265
  Emission Control.......................................      832        --         832          263             569
                                                            ------      ----      ------         ----          ------
     Total Europe Original Equipment.....................    1,097        --       1,097          263             834
South America............................................      119        --         119           12             107
       Total Europe & South America......................    1,562        --       1,562          275           1,287
Asia.....................................................      161        --         161           57             104
Australia................................................      163        --         163           15             148
                                                            ------      ----      ------         ----          ------
       Total Asia Pacific................................      324        --         324           72             252
                                                            ------      ----      ------         ----          ------
Total Tenneco Automotive.................................   $3,766      $ --      $3,766         $653          $3,113
                                                            ======      ====      ======         ====          ======

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

  EBIT

                                                                     AS ADJUSTED
                                                              --------------------------
                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2004     2003     CHANGE
                                                              ------   ------   --------
                                                                      (MILLIONS)
North America...............................................   $133     $129      $   4
Europe & South America......................................     22       23         (1)
Asia Pacific................................................     19       22         (3)
                                                               ----     ----      -----
                                                               $174     $174      $  --
                                                               ====     ====      =====

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

     EBIT for North American operations increased to $133 million in 2004 from $129 million one year ago. Higher OE ride and emission control volumes increased EBIT by $11 million and $8 million respectively. These increases were offset by higher material costs of $16 million, price concessions and higher manufacturing and selling, general and administrative costs. Higher North American aftermarket ride control volumes increased EBIT by $23 million with price and mix improvements adding another $4 million to EBIT. These increases were partially offset by higher material costs of $4 million and higher selling, general and administrative costs including changeover, promotion and advertising expenses. Included in North America's 2004 EBIT were $11 million in restructuring and restructuring-related expenses, $8 million in changeover costs and $2 million in consulting fees indexed to the stock price. Included in 2003's EBIT were $4 million in restructuring and restructuring-related expenses.

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

     You should also read Note 4 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

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

  INCOME TAXES

     Income taxes were a benefit of $24 million in 2004, compared to a benefit of $7 million in 2003. Included in 2004 were benefits of $21 million, including book to return adjustments, settlements of prior year tax issues and benefits related to previous tax losses in foreign operations. Due to efforts to improve overseas operations, we can now recognize the benefits of these previous tax losses in foreign operations, because it is more likely than not that we will be able to utilize them to offset future cash tax payments. Included in 2003 were benefits of $17 million, including book to return adjustments, settlements of prior year tax issues on a more favorable basis than originally anticipated and a foreign tax adjustment. The effective tax rate for 2004 including the $21 million benefit was 466 percent. Excluding the $21 million benefit our effective tax rate was 69 percent. The effective tax rate for 2003 including the $17 million benefit was a negative 27 percent. Excluding the $17 million benefit our effective tax rate was 37 percent. You should also read Note 4 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

  EARNINGS PER SHARE

     We reported earnings per diluted common share of $0.35 for 2004, compared to $0.62 per diluted share for 2003. Included in the results for 2004 are expenses related to our restructuring activities, the cost related to the refinancing of our senior subordinated notes, customer changeover costs, consulting fees indexed to the stock price and favorable tax adjustments. The net impact of these items decreased earnings per diluted share by $0.87. Included in the results for 2003 are expenses related to our restructuring activities, the write-off of debt issuance costs relating to issuing senior secured notes in June and December of 2003, the senior credit facility refinancing in December of 2003 and tax benefits for the resolution of several audit issues. The net impact of these items increased earnings per diluted share by $0.10. Please read Note 8 to the consolidated financial statements included in Item 8 for more detailed information on earnings per share. You should also read Note 4 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

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

  Income Taxes


     We have a U.S. Federal tax net operating loss ("NOL") carryforward at December 31, 2004, of $555 million, which will expire in varying amounts from 2018 to 2024. The federal tax effect of that NOL is $194 million, and is recorded as an asset on our balance sheet at December 31, 2004. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and upon strategies available to accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of December 31, 2004, we believe that there has been a significant change in our ownership, but not a majority change, in the last three years.


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

  Inventory Valuation

     Effective January 1, 2005, we changed our accounting method for valuing inventory for our U.S. based operations from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. As a result, all U.S. inventories are now stated at the lower of cost, determined on a FIFO basis, or market. We elected to change to the FIFO method as we believe it is preferable for the following reasons: 1) the change will provide better matching of revenue and expenditures and 2) the change will achieve greater consistency in valuing our global inventory. Additionally, we initially adopted LIFO as it provided certain U.S. tax benefits which we no longer realize due to our U.S. net operating losses (when applied for tax purposes, tax laws require that LIFO be applied for GAAP purposes as well). As a result of the change, we also expect to realize administrative efficiencies.

     In accordance with GAAP, the change in inventory accounting has been applied by restating prior year's financial statements. The effect of the change in accounting principle as of December 31, 2004, was to increase inventories by $14 million, reduce deferred tax assets by $5 million, and increase retained earnings by $9 million. The effect of the change in accounting principle as of December 31, 2003, was to increase inventories by $11 million, reduce deferred tax assets by $4 million, and increase retained earnings by $7 million. You should also read Note 4 to the consolidated financial statements included in
Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

  CHANGES IN ACCOUNTING PRONOUNCEMENTS

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

  LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

                                                                   AS ADJUSTED
                                                            --------------------------
                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                             2004     2003    % CHANGE
                                                            ------   ------   --------
                                                              (MILLIONS)
Short term debt and current maturities....................  $   19   $   20      (5)%
Long term debt............................................   1,401    1,410      (1)
                                                            ------   ------
Total debt................................................   1,420    1,430      (1)
                                                            ------   ------
Total minority interest...................................      24       23       4
Shareholders' equity......................................     159       65     145
                                                            ------   ------
Total capitalization......................................  $1,603   $1,518       6
                                                            ======   ======

     General. The year-to-date increase in shareholders' equity primarily results from $80 million related to the translation of foreign balances into U.S. dollars. In addition, net income, premium on common stock issued pursuant to benefit plans and other transactions contributed $38 million to the increase in shareholders' equity. The increase in shareholders' equity was partially offset by an adjustment to the additional minimum pension liability of $24 million as a result of an increase in the accrued benefit obligation. Although our book equity balance was small at December 31, 2004, it should not affect our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity. You should also read Note 4 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

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

                                                               QUARTER ENDED
                                        ------------------------------------------------------------
                                         MARCH 31,      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                           2004           2004            2004             2004
                                        -----------    -----------    -------------    -------------
                                        REQ.   ACT.    REQ.   ACT.    REQ.    ACT.     REQ.    ACT.
                                        ----   ----    ----   ----    -----   -----    -----   -----
Leverage Ratio (maximum)..............  5.00   3.97    5.00   3.78    4.75    3.69     4.75    3.60
Interest Coverage Ratio (minimum).....  2.00   2.77    2.00   3.15    2.00    2.75     2.00    2.67
Fixed Charge Coverage Ratio
  (minimum)...........................  1.10   1.76    1.10   2.04    1.10    1.78     1.10    1.77

                                                                      QUARTERS ENDING
                            ----------------------------------------------------------------------------------------------------
                            MARCH 31,
                              2005-     SEPTEMBER 30-    MARCH 31-      MARCH 31-      MARCH 31-      MARCH 31-      MARCH 31-
                            JUNE 30,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                              2005          2005            2006           2007           2008           2009           2010
                            ---------   -------------   ------------   ------------   ------------   ------------   ------------
                              REQ.          REQ.            REQ.           REQ.           REQ.           REQ.           REQ.
                            ---------   -------------   ------------   ------------   ------------   ------------   ------------
Leverage Ratio (maximum)..    4.75          4.50            4.25           3.75           3.50           3.50           3.50
Interest Coverage Ratio
  (minimum)...............    2.00          2.00            2.10           2.20           2.35           2.50           2.75
Fixed Charge Coverage
  Ratio (minimum).........    1.10          1.10            1.15           1.25           1.35           1.50           1.75

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

     Contractual Obligations

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of December 31, 2004, are shown in the following table:

                                                    PAYMENTS DUE IN:
                                   --------------------------------------------------
                                                                      BEYOND
                                   2005   2006   2007   2008   2009    2009    TOTAL
                                   ----   ----   ----   ----   ----   ------   ------
                                                       (MILLIONS)
Obligations:
Revolver borrowings..............  $ --   $ --   $ --   $ --   $ --   $   --   $   --
Senior long-term debt............     4      4      4      4      4      376      396
Long-term notes..................     1     --      1      2     --      475      479
Capital leases...................     3      3      3      3      3        3       18
Subordinated long-term debt......    --     --     --     --     --      500      500
Other subsidiary debt............     1     --     --     --      1       --        2
Short-term debt..................    10     --     --     --     --       --       10
                                   ----   ----   ----   ----   ----   ------   ------
  Debt and capital lease
     obligations.................    19      7      8      9      8    1,354    1,405
Operating leases.................    14     11      9      7      5        3       49
Interest payments................   109    109    109    109    109      387      932
Capital commitments..............    49     --     --     --     --       --       49
                                   ----   ----   ----   ----   ----   ------   ------
Total Payments...................  $191   $127   $126   $125   $122   $1,744   $2,435
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

     Operating Activities

     For the year ended December 31, 2004, cash flow provided from operating activities was $200 million as compared to $281 million in the prior year. For 2004 cash flow provided from working capital was $45 million as compared to $80 million for 2003. Higher sales levels in 2004 are the primary driver for higher year over year receivables balances. In addition, 2003 benefited from actions to rationalize our aftermarket product offering, which generated $57 million in cash flow from reduced inventory levels. Cash interest payments in 2004 were also significantly higher as a result of the refinancing transactions. This was partially offset by lower cash tax payments.

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

                                                                    DECEMBER 31, 2004
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

YEARS 2003 AND 2002

  NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the years of 2003 and 2002. See "-- Years 2004 and 2003 -- Net Sales and Operating Revenues" for a description of why we present these reconciliations of revenues.

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
                                           ======      ====      ======         ====          ======

                                                          YEAR ENDED DECEMBER 31, 2002
                                          -------------------------------------------------------------
                                                                            PASS-THROUGH     REVENUES
                                                                               SALES        EXCLUDING
                                                                REVENUES     EXCLUDING     CURRENCY AND
                                                     CURRENCY   EXCLUDING     CURRENCY     PASS-THROUGH
                                          REVENUES    IMPACT    CURRENCY       IMPACT         SALES
                                          --------   --------   ---------   ------------   ------------
                                                                   (MILLIONS)
North America Aftermarket
  Ride Control..........................   $  312     $  --      $  312         $ --          $  312
  Emission Control......................      179        --         179           --             179
                                           ------     -----      ------         ----          ------
     Total North America Aftermarket....      491        --         491           --             491
North America Original Equipment
  Ride Control..........................      410        --         410           --             410
  Emission Control......................      997        --         997          323             674
                                           ------     -----      ------         ----          ------
     Total North America Original
          Equipment.....................    1,407        --       1,407          323           1,084
       Total North America..............    1,898        --       1,898          323           1,575
Europe Aftermarket
  Ride Control..........................      142        --         142           --             142
  Emission Control......................      169        --         169           --             169
                                           ------     -----      ------         ----          ------
     Total Europe Aftermarket...........      311        --         311           --             311
Europe Original Equipment
  Ride Control..........................      187        --         187           --             187
  Emission Control......................      723        --         723          218             505
                                           ------     -----      ------         ----          ------
     Total Europe Original Equipment....      910        --         910          218             692
South America...........................      103        --         103           10              93
       Total Europe and South America...    1,324        --       1,324          228           1,096
Asia....................................      116        --         116           35              81
Australia...............................      121        --         121            6             115
                                           ------     -----      ------         ----          ------
       Total Asia Pacific...............      237        --         237           41             196
                                           ------     -----      ------         ----          ------
Total Tenneco Automotive................   $3,459     $  --      $3,459         $592          $2,867
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

  EBIT

                                                                     AS ADJUSTED
                                                              --------------------------
                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2003     2002     CHANGE
                                                              ------   ------   --------
                                                                      (MILLIONS)
North America...............................................   $129     $129      $  --
Europe & South America......................................     23       24         (1)
Asia Pacific................................................     22       16          6
                                                               ----     ----      -----
                                                               $174     $169      $   5
                                                               ====     ====      =====

     The EBIT results shown in the preceding table include the following items, discussed above under "Restructuring and Other Charges" and "Liquidity and Capital Resources -- Capitalization", which have an effect on the comparability of EBIT results between periods:

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
                                                               (MILLIONS)
North America
  Restructuring-related expenses............................   $ 3    $  5
  Restructuring charges (reversals).........................     1      (2)
  Amendment of senior credit facility.......................    --       1
Europe & South America
  Restructuring-related expenses............................     4       6
  Restructuring charges (reversals).........................    --      (7)
  Amendment of senior credit facility.......................    --       1
  Gain on sale of York, U.K. facility.......................    --     (11)

     EBIT for North American operations was $129 million for both 2003 and 2002. Higher volumes in our OE ride control segment increased EBIT by $8 million, and OE manufacturing efficiencies added $8 million to EBIT in 2003 compared to the prior year. The North American aftermarket volume decreases in both product lines and related manufacturing inefficiencies reduced EBIT by $16 million, but were partially offset by $4 million in lower selling, general and administrative costs including lower year over year changeover expenses. North American EBIT was also reduced as a result of our inventory reduction programs. This EBIT decrease was the result of inventory absorption costs -- fixed manufacturing costs that the company continued to incur in spite of the lower production levels necessary to drive inventory down. Because of the lower production levels, a greater portion of fixed manufacturing costs were recognized in the income statement rather than allocated to inventory balances. Included in North America's 2003 EBIT was $4 million in restructuring and restructuring-related expenses. Included in 2002's EBIT were $3 million in restructuring-related expenses and $1 million related to amending the senior credit facility.

     Our European and South American segment's EBIT was $23 million for 2003, down $1 million from $24 million in 2002. However, included in 2002's EBIT was an $11 million gain on the sale of our York, U.K. facility and $1 million related to amending the senior credit facility. Also included in 2002's EBIT was a favorable adjustment in the reserve for our costs to complete Project Genesis, which increased EBIT by $1 million. Included in 2003's EBIT were $4 million of restructuring-related expenses. Higher European OE volumes primarily in ride control contributed $7 million to EBIT. Also contributing to EBIT were European manufacturing efficiencies of $14 million primarily in OE emission control and currency appreciation of $11 million. Additionally, benefits we are realizing from Project Genesis, which is described further in "Restructuring and Other Charges" in this Management's Discussion and Analysis, added to EBIT. These increases were partially offset by lower European aftermarket volumes that reduced EBIT by $11 million. In addition, as a result of our inventory reduction programs, EBIT was reduced by $6 million due to a lower amount of fixed manufacturing costs being absorbed into inventory. Also reducing EBIT were higher selling, general and administrative costs. Higher OE revenues for South America helped to reduce the gap between 2003 and 2002 EBIT.

     EBIT for our Asia Pacific segment increased $6 million to $22 million in 2003 compared to $16 million in the prior year. Higher OE revenues in all regions drove this improvement. Additionally, favorable currency exchange rates in Australia increased EBIT by $4 million.

     You should also read Note 4 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

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

  INCOME TAXES

     Income taxes were a benefit of $7 million in 2003, compared to a benefit of $7 million in 2002. Included in 2003 were benefits of $17 million, including book to return adjustments, settlements of prior year tax issues on a more favorable basis than originally anticipated and a foreign tax adjustment. The effective tax rate for 2003 including the $17 million benefit was a negative 27 percent. Excluding the $17 million benefit our effective tax rate was 37 percent. Included in 2002 were benefits of $19 million related to lower-than-expected costs for income taxes related to foreign operations, book to return adjustments and a change in the effective tax rate in Belgium. The effective tax rate for 2002 including the $19 million benefit was a negative 24 percent. Excluding the $19 million benefit our effective tax rate was 40 percent. You should also read Note 4 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

  EARNINGS PER SHARE

     We reported earnings, before cumulative effect of change in accounting principle, per diluted common share of $0.62 for 2003, compared to $0.74 per diluted share for 2002. Included in the results for 2003 are the negative impacts from expenses related to our restructuring activities, the write-off of debt issuance costs relating to the bond transactions in June and December of 2003, the senior debt refinancing in December of 2003 and tax benefits for the resolution of several audit issues. The net impact of these items increased earnings per diluted share by $0.10. Included in the results for 2002 are the negative impacts from expenses related to our restructuring activities, costs related to amending the senior credit facility, a tax benefit for lower withholding on foreign repatriation of earnings, a tax benefit for accrual to return adjustments, a tax benefit for a change in the effective tax rate in Belgium and the gain on the sale of our York, U.K. facility. In total, these items improved earnings per diluted common share by $0.53. You should also read
Note 8 to the consolidated financial statements included in Item 8 for more detailed information on earnings per share. You should also read Note 4 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

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

  Operating Activities

     For the year ended December 31, 2003, cash flow provided from operating activities was $281 million as compared to $188 million in the prior year. For 2003 cash flow provided from working capital was $80 million as compared to $67 million for 2002. The primary driver was the inventory reduction program, which generated $57 million in cash flow during 2003. This was partially offset by higher cash tax payments and the timing of accruals versus payments in the current year as compared to the prior year. Also included in operating cash flows were $12 million in positive cash flows from the write off of debt issuance costs as a result of the bond issuances in June and December of 2003 and the refinancing of the senior debt in December of 2003. Additionally, we generated positive operating cash flows due to higher minority interest income and non-cash restructuring adjustments taken against the reserve in 2003.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            INDEX TO FINANCIAL STATEMENTS OF TENNECO AUTOMOTIVE INC.
                         AND CONSOLIDATED SUBSIDIARIES

                                                              PAGE
                                                              ----
Management's Report on Internal Control Over Financial
  Reporting.................................................   63
Reports of Independent Registered Public Accounting Firm....   64
Statements of income (loss) for each of the three years in
  the period ended December 31, 2004........................   67
Balance sheets -- December 31, 2004 and 2003................   68
Statements of cash flows for each of the three years in the
  period ended December 31, 2004............................   69
Statements of changes in shareholders' equity for each of
  the three years in the period ended December 31, 2004.....   70
Statements of comprehensive income (loss) for each of the
  three years in the period ended December 31, 2004.........   71
Notes to financial statements...............................   72
Schedule II -- Valuation and Qualifying Accounts............  117

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

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004 and the related consolidated statement of income (loss), cash flows, changes in shareholders' equity and comprehensive income (loss) for the year ended December 31, 2004. Our audit also included the financial statement schedule listed in the index at Item 8. Our report dated March 8, 2005 (May 10, 2005 as to the change in method of accounting for certain inventory as described in Note 4) expressed an unqualified opinion on those financial statements and financial statement schedule.

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

     As discussed in Note 4, effective January 1, 2005 the Company changed its method of accounting for certain inventory from the last-in, first-out method ("LIFO") to the lower of cost, determined on a first-in, first-out ("FIFO") basis, or market method and retroactively restated the 2004, 2003 and 2002 consolidated financial statements for the change.

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

DELOITTE & TOUCHE LLP
Chicago, Illinois
March 8, 2005 (May 10, 2005 as to the change in method of accounting for certain inventory as described in Note 4)

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)

                                                                    AS ADJUSTED (NOTE 4)
                                                        ---------------------------------------------
                                                                  YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                            2004            2003            2002
                                                        -------------   -------------   -------------
                                                        (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues....................   $     4,213     $     3,766     $     3,459
                                                         -----------     -----------     -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation shown
     below)...........................................         3,368           2,996           2,735
  Engineering, research, and development..............            76              67              67
  Selling, general, and administrative................           417             364             351
  Depreciation and amortization of other
     intangibles......................................           177             163             144
                                                         -----------     -----------     -----------
                                                               4,038           3,590           3,297
                                                         -----------     -----------     -----------
OTHER INCOME (EXPENSE)
  Gain on sale of assets..............................             1              --              10
  Loss on sale of receivables.........................            (1)             (2)             (2)
  Other income (expense)..............................            (1)             --              (1)
                                                         -----------     -----------     -----------
                                                                  (1)             (2)              7
                                                         -----------     -----------     -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND
  MINORITY INTEREST...................................           174             174             169
  Interest expense (net of interest capitalized)......           179             149             141
  Income tax benefit..................................           (24)             (7)             (7)
  Minority interest...................................             4               6               4
                                                                  --              --              --
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE................................            15              26              31
Cumulative effect of change in accounting principle,
  net of income tax...................................            --              --            (218)
                                                         -----------     -----------     -----------
NET INCOME (LOSS).....................................   $        15     $        26     $      (187)
                                                         ===========     ===========     ===========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding --
     Basic............................................    41,534,810      40,426,136      39,795,481
     Diluted..........................................    44,180,460      41,767,959      41,667,815
Basic earnings (loss) per share of common stock --
     Before cumulative effect of change in accounting
       principle......................................   $      0.37     $      0.64     $      0.78
     Cumulative effect of change in accounting
       principle......................................            --              --           (5.48)
                                                         -----------     -----------     -----------
                                                         $      0.37     $      0.64     $     (4.70)
                                                         ===========     ===========     ===========
Diluted earnings (loss) per share of common stock --
     Before cumulative effect of change in accounting
       principle......................................   $      0.35     $      0.62     $      0.74
     Cumulative effect of change in accounting
       principle......................................            --              --           (5.48)
                                                         -----------     -----------     -----------
                                                         $      0.35     $      0.62     $     (4.74)
                                                         ===========     ===========     ===========

  The accompanying notes to financial statements are an integral part of these statements of income (loss).

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                                                AS ADJUSTED
                                                                 (NOTE 4)
                                                              ---------------
                                                               DECEMBER 31,
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
                                                                (MILLIONS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  214   $  145
  Receivables --
     Customer notes and accounts, net.......................     458      427
     Other..................................................      30       15
  Inventories...............................................     396      354
  Deferred income taxes.....................................      70       63
  Prepayments and other.....................................     124      104
                                                              ------   ------
                                                               1,292    1,108
                                                              ------   ------
Other assets:
  Long-term notes receivable, net...........................      24       21
  Goodwill..................................................     196      193
  Intangibles, net..........................................      24       25
  Deferred income taxes.....................................     304      243
  Pension assets............................................      --        6
  Other.....................................................     145      145
                                                              ------   ------
                                                                 693      633
                                                              ------   ------
Plant, property, and equipment, at cost.....................   2,451    2,303
  Less -- Reserves for depreciation and amortization........   1,317    1,192
                                                              ------   ------
                                                               1,134    1,111
                                                              ------   ------
                                                              $3,119   $2,852
                                                              ======   ======

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
     debt)..................................................  $   19   $   20
  Trade payables............................................     696      621
  Accrued taxes.............................................      24       19
  Accrued interest..........................................      35       42
  Accrued liabilities.......................................     226      162
  Other.....................................................      47       29
                                                              ------   ------
                                                               1,047      893
                                                              ------   ------
Long-term debt..............................................   1,401    1,410
                                                              ------   ------
Deferred income taxes.......................................     126      123
                                                              ------   ------
Postretirement benefits.....................................     276      266
                                                              ------   ------
Deferred credits and other liabilities......................      86       72
                                                              ------   ------
Commitments and contingencies
Minority interest...........................................      24       23
                                                              ------   ------
Shareholders' equity:
  Common stock..............................................      --       --
  Premium on common stock and other capital surplus.........   2,764    2,751
  Accumulated other comprehensive loss......................    (185)    (241)
  Retained earnings (accumulated deficit)...................  (2,180)  (2,205)
                                                              ------   ------
                                                                 399      305
  Less -- Shares held as treasury stock, at cost............     240      240
                                                              ------   ------
                                                                 159       65
                                                              ------   ------
                                                              $3,119   $2,852
                                                              ======   ======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                                AS ADJUSTED (NOTE 4)
                                                              ------------------------
                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2004     2003     2002
                                                              ------   ------   ------
                                                                     (MILLIONS)
OPERATING ACTIVITIES
Net income before cumulative effect of change in accounting
  principle.................................................  $  15    $  26    $  31
Adjustments to reconcile income before cumulative effect of
  change in accounting principle to cash provided (used) by
  operating activities --
     Depreciation and amortization of other intangibles.....    177      163      144
     Deferred income taxes..................................    (58)     (30)     (39)
     (Gain) loss on sale of assets, net.....................     --        2       (8)
     Changes in components of working capital --
       (Increase) decrease in receivables...................     (4)      13        9
       (Increase) decrease in inventories...................    (22)      57       --
       (Increase) decrease in prepayments and other current
        assets..............................................     (4)      (1)       6
       Increase (decrease) in payables......................     53       52       56
       Increase (decrease) in accrued taxes.................      2      (30)       3
       Increase (decrease) in accrued interest..............     (7)      19       (2)
       Increase (decrease) in other current liabilities.....     27      (30)      (5)
     Other..................................................     21       40       (7)
                                                              -----    -----    -----
Net cash provided by operating activities...................    200      281      188
                                                              -----    -----    -----
INVESTING ACTIVITIES
Net proceeds from sale of assets............................     15        8       24
Expenditures for plant, property, and equipment.............   (130)    (130)    (138)
Investments and other.......................................     (1)      (5)       7
                                                              -----    -----    -----
Net cash used by investing activities.......................   (116)    (127)    (107)
                                                              -----    -----    -----
FINANCING ACTIVITIES
Issuance of common shares...................................     10       --       --
Issuance of long-term debt..................................    500      891        3
Debt issuance costs on long-term debt.......................    (13)     (27)      --
Retirement of long-term debt................................   (508)    (791)    (123)
Net increase (decrease) in short-term debt excluding current
  maturities of long-term debt..............................     (1)    (121)      47
Other.......................................................     --       (1)      --
                                                              -----    -----    -----
Net cash used by financing activities.......................    (12)     (49)     (73)
                                                              -----    -----    -----
Effect of foreign exchange rate changes on cash and cash
  equivalents...............................................     (3)     (14)      (7)
                                                              -----    -----    -----
Increase (decrease) in cash and cash equivalents............     69       91        1
Cash and cash equivalents, January 1........................    145       54       53
                                                              -----    -----    -----
Cash and cash equivalents, December 31 (Note)...............  $ 214    $ 145    $  54
                                                              =====    =====    =====
Cash paid during the year for interest......................  $ 185    $ 115    $ 145
Cash paid during the year for income taxes (net of
  refunds)..................................................  $  18    $  46    $  27
NON-CASH INVESTING AND FINANCING ACTIVITIES
Obligation for long-term capital lease......................  $  --    $  --    $  (3)

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                               AS ADJUSTED (NOTE 4)
                                        ------------------------------------------------------------------
                                                             YEARS ENDED DECEMBER 31,
                                        ------------------------------------------------------------------
                                                2004                   2003                   2002
                                        --------------------   --------------------   --------------------
                                          SHARES     AMOUNT      SHARES     AMOUNT      SHARES     AMOUNT
                                        ----------   -------   ----------   -------   ----------   -------
                                                         (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1.....................  42,167,296   $    --   41,347,340   $    --   41,355,074   $    --
  Issued (Reacquired) pursuant to
    benefit plans.....................     438,785        --      534,221        --      (35,960)       --
  Stock options exercised.............   1,669,513        --      285,735        --       28,226        --
                                        ----------   -------   ----------   -------   ----------   -------
Balance December 31...................  44,275,594        --   42,167,296        --   41,347,340        --
                                        ==========   =======   ==========   =======   ==========   =======
PREMIUM ON COMMON STOCK AND OTHER
  CAPITAL SURPLUS
Balance January 1.....................                 2,751                  2,749                  2,748
  Premium on common stock issued
    pursuant to benefit plans.........                    13                      2                      1
                                                     -------                -------                -------
Balance December 31...................                 2,764                  2,751                  2,749
                                                     -------                -------                -------
ACCUMULATED OTHER COMPREHENSIVE INCOME
  (LOSS)
Balance January 1.....................                  (241)                  (357)                  (375)
  Other comprehensive income..........                    56                    116                     18
                                                     -------                -------                -------
Balance December 31...................                  (185)                  (241)                  (357)
                                                     -------                -------                -------
RETAINED EARNINGS (ACCUMULATED
  DEFICIT)
Balance January 1, as previously
  reported............................                (2,212)                (2,246)                (2,059)
  Adjustment for the cumulative effect
    on prior years of applying
    retroactively the new method of
    inventory valuation...............                     7                      8                      8
                                                     -------                -------                -------
  Balance January 1, as adjusted......                (2,205)                (2,238)                (2,051)
  Net income (loss)...................                    15                     26                   (187)
  Other...............................                    10                      7                     --
                                                     -------                -------                -------
Balance December 31...................                (2,180)                (2,205)                (2,238)
                                                     -------                -------                -------
LESS -- COMMON STOCK HELD AS TREASURY
  STOCK, AT COST
Balance January 1 and December 31.....   1,294,692       240    1,294,692       240    1,294,692       240
                                        ==========   -------   ==========   -------   ==========   -------
  Total...............................               $   159                $    65                $   (85)
                                                     =======                =======                =======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                        AS ADJUSTED (NOTE 4)
                                    ---------------------------------------------------------------------------------------------
                                                                      YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                                2004                            2003                            2002
                                    -----------------------------   -----------------------------   -----------------------------
                                     ACCUMULATED                     ACCUMULATED                     ACCUMULATED
                                        OTHER                           OTHER                           OTHER
                                    COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                       INCOME          INCOME          INCOME          INCOME          INCOME          INCOME
                                       (LOSS)          (LOSS)          (LOSS)          (LOSS)          (LOSS)          (LOSS)
                                    -------------   -------------   -------------   -------------   -------------   -------------
                                                                             (MILLIONS)
NET INCOME (LOSS).................                       $15                            $ 26                            $(187)
                                                         ---                            ----                            -----
ACCUMULATED OTHER COMPREHENSIVE
  LOSS
  CUMULATIVE TRANSLATION
    ADJUSTMENT
  Balance January 1...............      $(143)                          $(273)                          $(316)
    Translation of foreign
      currency statements.........         80             80              130            130               43              43
                                        -----                           -----                           -----
  Balance December 31.............        (63)                           (143)                           (273)
                                        -----                           -----                           -----
  FAIR VALUE OF INTEREST RATE
    SWAPS
  Balance January 1...............         --                              (4)                            (17)
    Fair value adjustment.........         --             --                4              4               13              13
                                        -----                           -----                           -----
  Balance December 31.............         --                              --                              (4)
                                        -----                           -----                           -----
  ADDITIONAL MINIMUM PENSION
    LIABILITY ADJUSTMENT
  Balance January 1...............        (98)                            (80)                            (42)
    Additional minimum pension
      liability adjustment........        (28)           (28)             (29)           (29)             (61)            (61)
    Income tax benefit............          4              4               11             11               23              23
                                        -----                           -----                           -----
  Balance December 31.............       (122)                            (98)                            (80)
                                        -----                           -----                           -----
Balance December 31...............      $(185)                          $(241)                          $(357)
                                        =====            ---            =====           ----            =====           -----

Other comprehensive income........                        56                             116                               18
                                                         ---                            ----                            -----

COMPREHENSIVE INCOME (LOSS).......                       $71                            $142                            $(169)
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

  Inventories

     At December 31, 2004 and 2003, inventory by major classification was as follows:

                                                              AS ADJUSTED
                                                               (NOTE 4)
                                                              -----------
                                                              2004   2003
                                                              ----   ----
                                                              (MILLIONS)
Finished goods..............................................  $167   $160
Work in process.............................................    85     73
Raw materials...............................................   105     83
Materials and supplies......................................    39     38
                                                              ----   ----
                                                              $396   $354
                                                              ====   ====

     Our inventories are stated at the lower of cost or market value using the first-in, first-out ("FIFO") or average cost methods. Prior to the first quarter of 2005, inventories in the U.S. based operations (17 percent and 19 percent of our total consolidated inventories at December 31, 2004 and 2003, respectively) were valued using the last-in, first-out ("LIFO") method. Effective January 1, 2005, we changed our accounting method for valuing inventory for our U.S. based operations from the LIFO method to the FIFO method. See Note 4 for additional discussion of this accounting change.

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
                                                   ====          ===          ===     ====

     You should read Note 4 to the financial statements for additional information related to the goodwill accounting requirement and the charge recorded in 2002 to recognize the cumulative effect of this change in accounting principle.

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

                                                                   DECEMBER 31, 2004
                                                             -----------------------------
                                                                 GROSS        ACCUMULATED
                                                             CARRYING VALUE   AMORTIZATION
                                                             --------------   ------------
                                                                      (MILLIONS)
Amortized Intangible Assets
  Patents..................................................       $ 3             $(2)
  Noncompete covenants.....................................         2              (1)
  Trademarks...............................................         2              (2)
  Technology rights & capital subsidies....................         2              (1)
                                                                  ---             ---
  Total....................................................       $ 9             $(6)
                                                                  ===             ===

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

  Risk Management Activities

     We use derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES rates, and interest rate swaps to hedge our exposure to changes in interest rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Net gains or losses on these foreign currency exchange contracts that are designated as hedges are recognized in the income statement to offset the foreign currency gain or loss on the underlying transaction. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on some intercompany and third party trade receivables and payables. Since these anticipated transactions are not firm commitments, we mark these forward contracts to market each period and record any gain or loss in the income statement. From time to time we have also entered into forward contracts to hedge our net investment in foreign subsidiaries. We recognize the after-tax net gains or losses on these contracts on the accrual basis in the balance sheet caption "Accumulated other comprehensive loss." In the statement of cash flows, cash receipts or payments related to these exchange contracts are classified consistent with the cash flows from the transaction being hedged.

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

                                                             AS ADJUSTED (NOTE 4)
                                                         ----------------------------
                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2004      2003       2002
                                                         -------   -------   --------
                                                          (MILLIONS EXCEPT PER SHARE
                                                                   AMOUNTS)
Net income (loss)......................................   $  15     $  26     $ (187)
Add: Stock-based employee compensation expense included
  in net income, net of income tax.....................      14         4          4
Deduct: Stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of income tax............................     (16)       (6)        (6)
                                                          -----     -----     ------
Pro forma net income (loss)............................   $  13     $  24     $ (189)
                                                          =====     =====     ======
Earnings (loss) per share:
Basic -- as reported...................................   $0.37     $0.64     $(4.70)
Basic -- pro forma.....................................   $0.32     $0.60     $(4.74)
Diluted -- as reported.................................   $0.35     $0.62     $(4.74)
Diluted -- pro forma...................................   $0.30     $0.58     $(4.78)

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

  Changes in Accounting Pronouncements

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

     In December 2004, the FASB revised SFAS No. 123, "Share-Based Payment" which supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." This revised statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The revised SFAS No. 123

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES is effective for interim or annual reporting periods that begin after June 15, 2005. We estimate that the impact on our net income and earnings per share will not exceed approximately $2 million or $0.05 per diluted share. See "Stock Options" above.

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

     In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, a project known as Project Genesis, designed to lower our fixed costs, improve efficiency and utilization, and better optimize our global footprint. Project Genesis involved closing eight facilities, improving the process flow and efficiency through value mapping and plant arrangement at 20 facilities, relocating production among facilities, and centralizing some functional areas. The total of all these restructuring and other costs recorded in the fourth quarter of 2001 was $32 million before tax, $31 million after tax, or $0.81 per diluted common share. We eliminated 974 positions in connection with Project Genesis. Additionally, we executed this plan more efficiently than originally anticipated and as a result in the fourth quarter of 2002 reduced our reserves related to this restructuring activity by $6 million, which was recorded in cost of sales. In the fourth quarter of 2003, we reclassified $2 million of severance reserve to the asset impairment

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES reserve. This reclassification became necessary as actual asset impairments along with the sale of our closed facilities were different than the original estimates. We completed the remaining restructuring activities under Project Genesis as of the end of 2004. Since Project Genesis was announced, we have undertaken a number of related projects designed to restructure our operations, described below.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

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

4. CHANGES IN ACCOUNTING PRINCIPLES

  GOODWILL

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

  INVENTORY VALUATION

     Prior to the first quarter of 2005, inventories in the U.S. based operations (17 percent and 19 percent of our total consolidated inventories at December 31, 2004 and 2003, respectively) were valued using the LIFO method and all other inventories were valued using the FIFO or average cost methods at the lower of cost or market value. Effective January 1, 2005, we changed our accounting method for valuing inventory for our U.S. based operations from the LIFO method to the FIFO method. As a result, all U.S. inventories are now stated at the lower of cost, determined on a FIFO basis, or market. We elected to change to the FIFO method as we believe it is preferable for the following reasons: 1) the change will provide better matching of revenue and expenditures and 2) the change will achieve greater consistency in valuing our global inventory. Additionally, we initially adopted LIFO as it provided certain U.S. tax benefits which we no longer realize due to our U.S. net operating losses (when applied for tax purposes, tax laws require that LIFO be applied for GAAP as well). As a result of the change, we also expect to realize administrative efficiencies.

     In accordance with GAAP, the change in inventory accounting has been applied by restating prior year's financial statements. The effect of the change in accounting principle on our financial position is presented below.

                                                                AS OF DECEMBER 31,
                                                               --------------------
                                                                2004          2003
                                                               ------        ------
                                                                    (MILLIONS)
                                                               INCREASE (DECREASE)
Inventories.................................................    $14           $11
Deferred income tax assets (noncurrent).....................    $(5)          $(4)
Shareholders' equity........................................    $ 9           $ 7

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     The effect of the change in accounting principle on the results of operations is presented below.

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2004     2003      2002
                                                              ------   -------   ------
                                                                (MILLIONS EXCEPT PER
                                                                   SHARE AMOUNTS)
                                                                 INCREASE (DECREASE)
Income (loss) before interest expense, income taxes and
  minority interest.........................................  $   3    $   (2)   $  --
Income tax expense (benefit)................................      1        (1)      --
                                                              -----    ------    -----
Income (loss) before cumulative effect of change in
  accounting principle and net income (loss)................  $   2    $   (1)   $  --
                                                              =====    ======    =====
Basic earnings (loss) per share of common stock.............  $0.04    $(0.03)   $  --
                                                              =====    ======    =====
Diluted earnings (loss) per share of common stock...........  $0.04    $(0.03)   $  --
                                                              =====    ======    =====

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

  Short-Term Debt

     We principally use revolving credit facilities to finance our short-term capital requirements. As a result, we classify the outstanding balance of borrowings under the revolving credit facilities within our

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES short-term debt. The revolving credit facility balance included in short-term debt was zero at both December 31, 2004 and December 31, 2003. Information regarding our short-term debt as of and for the years ended December 31, 2004 and 2003 is as follows:

                                                              2004   2003
                                                              ----   ----
                                                              (MILLIONS)
Current maturities on long-term debt........................  $ 9    $ 8
Notes payable...............................................   10     12
                                                              ---    ---
Total short-term debt.......................................  $19    $20
                                                              ===    ===

                                                                    2004               2003
                                                              ----------------   ----------------
                                                              NOTES PAYABLE(A)   NOTES PAYABLE(A)
                                                              ----------------   ----------------
                                                                     (DOLLARS IN MILLIONS)
Outstanding borrowings at end of year.......................       $  10               $ 12
Weighted average interest rate on outstanding borrowings at
  end of year(b)............................................        6.09%               4.8%
Approximate maximum month-end outstanding borrowings during
  year......................................................       $ 379               $291
Approximate average month-end outstanding borrowings during
  year......................................................       $  32               $137
Weighted average interest rate on approximate average
  month-end outstanding borrowings during year(b)...........         4.8%               5.0%

-------------------------

(a) Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

(b) This calculation does not include the commitment fees to be paid on the unused revolving credit facilities balances which are recorded as interest expense for accounting purposes.

  Financing Arrangements

                                                              COMMITTED CREDIT FACILITIES(A)
                                                     -------------------------------------------------
                                                                     DECEMBER 31, 2004
                                                     -------------------------------------------------
                                                                                LETTERS OF
                                            TERM     COMMITMENTS   BORROWINGS   CREDIT(B)    AVAILABLE
                                           -------   -----------   ----------   ----------   ---------
                                                                        (MILLIONS)
Tenneco Automotive Inc. revolving credit      2008      $220          $--          $--         $220
  agreement..............................
Tenneco Automotive Inc. Tranche B letter      2010       180           --           46          134
  of credit/revolving loan agreement.....
Subsidiaries' credit agreements..........  Various        10           10           --           --
                                                        ----          ---          ---         ----
                                                        $410          $10          $46         $354
                                                        ====          ===          ===         ====

-------------------------

(a) We generally are required to pay commitment fees on the unused portion of the total commitment.

(b) Letters of credit reduce the available borrowings under the revolving credit agreement.

     Senior Credit Facility -- Overview and Recent Transactions. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. We originally entered into this facility in 1999 and since that time have periodically

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES requested and received amendments to the facility for various purposes. In December of 2003, we engaged in a series of transactions that resulted in the full refinancing of the facility, through an amendment and restatement. As of December 31, 2004, the senior credit facility consisted of a seven-year, $396 million term loan B facility maturing in December 2010; a five-year, $220 million revolving credit facility maturing in December 2008; and a seven-year, $180 million tranche B-1 letter of credit/revolving loan facility maturing in December 2010. In February 2005, we amended the facility, which resulted in reduced interest rates on the term loan B and tranche B-1 letter of credit/revolving loan portions of the facility. We also made a voluntary prepayment of $40 million on the term loan B facility, reducing borrowings to $356 million. These transactions are described in more detail below.

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

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at a per annum rate of 10 1/4 percent to floating interest rate debt at a per annum rate of LIBOR plus a spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2004 resulted in lower interest expense of approximately $3 million for the year. The LIBOR rate as of December 31, 2004 as determined under these agreements is 1.86 percent. This rate remained in effect until January 15, 2005 when it increased to 2.89 percent. Based upon the LIBOR of 2.89 percent which was in effect as of January 15, 2005 under these agreements (and remains in effect until July 15, 2005), these swaps would reduce our 2005 annual interest expense by approximately $2 million. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such are recorded on the balance sheet at market value with an offset to the underlying hedged item, which is long term

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES debt. As of December 31, 2004, the fair value of the interest rate swaps was a liability of approximately $1 million, which has been recorded as a decrease to long term debt and an increase to other long term liabilities.

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

                                                            QUARTER ENDED
                                    --------------------------------------------------------------
                                     MARCH 31,        JUNE 30,      SEPTEMBER 30,     DECEMBER 31,
                                        2004            2004             2004             2004
                                    ------------    ------------    --------------    ------------
                                    REQ.    ACT.    REQ.    ACT.    REQ.     ACT.     REQ.    ACT.
                                    ----    ----    ----    ----    -----    -----    ----    ----
Leverage Ratio (maximum)..........  5.00    3.97    5.00    3.78    4.75     3.69     4.75    3.60
Interest Coverage Ratio
  (minimum).......................  2.00    2.77    2.00    3.15    2.00     2.75     2.00    2.67
Fixed Charge Coverage Ratio
  (minimum).......................  1.10    1.76    1.10    2.04    1.10     1.78     1.10    1.77

                                                                      QUARTERS ENDING
                            ----------------------------------------------------------------------------------------------------
                            MARCH 31,
                              2005-     SEPTEMBER 30-    MARCH 31-      MARCH 31-      MARCH 31-      MARCH 31-      MARCH 31-
                            JUNE 30,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                              2005          2005            2006           2007           2008           2009           2010
                            ---------   -------------   ------------   ------------   ------------   ------------   ------------
                              REQ.          REQ.            REQ.           REQ.           REQ.           REQ.           REQ.
                            ---------   -------------   ------------   ------------   ------------   ------------   ------------
Leverage Ratio (maximum)..    4.75          4.50            4.25           3.75           3.50           3.50           3.50
Interest Coverage Ratio
  (minimum)...............    2.00          2.00            2.10           2.20           2.35           2.50           2.75
Fixed Charge Coverage
  Ratio (minimum).........    1.10          1.10            1.15           1.25           1.35           1.50           1.75

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

6. FINANCIAL INSTRUMENTS

     The carrying and estimated fair values of our financial instruments by class at December 31, 2004 and 2003 were as follows:

                                                        2004                 2003
                                                  -----------------   ------------------
                                                  CARRYING    FAIR    CARRYING    FAIR
                                                   AMOUNT    VALUE     AMOUNT     VALUE
                                                  --------   ------   --------   -------
                                                                (MILLIONS)
                                                           ASSETS (LIABILITIES)
Long-term debt (including current maturities)...   $1,410    $1,522   $(1,418)   $(1,533)
Instruments with off-balance-sheet risk:
  Foreign currency contracts....................       --        (5)       --          1
  Financial guarantees..........................       --        --        --         --
  Interest rate swaps...........................       --        (1)       --         --

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

  Instruments With Off-Balance-Sheet Risk

     Foreign Currency Contracts -- Note 1, "Summary of Accounting
Policies -- Risk Management Activities" describes our use of and accounting for foreign currency exchange contracts. The following table summarizes by major currency the contractual amounts of foreign currency contracts we utilize:

                                                                 NOTIONAL AMOUNT
                                                      -------------------------------------
                                                      DECEMBER 31, 2004   DECEMBER 31, 2003
                                                      -----------------   -----------------
                                                      PURCHASE    SELL    PURCHASE    SELL
                                                      ---------   -----   ---------   -----
                                                                   (MILLIONS)
Foreign currency contracts (in U.S.$):
  Australian dollars................................    $ 18      $ 34      $  1      $ 29
  British pounds....................................     284       223       203       144
  Canadian dollars..................................      35        22        --        61
  Czech Republic koruna.............................      25        42        --        17
  Danish kroner.....................................      85        69        15        80
  European euro.....................................     132        94        74        --
  Norwegian krone...................................      --        --         6        --
  Polish zloty......................................       1        21         7        18
  Swedish krona.....................................      59        30        33        20
  U.S. dollars......................................      98       208       105        74
  Other.............................................       3         2         2         2
                                                        ----      ----      ----      ----
                                                        $740      $745      $446      $445
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

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

7. INCOME TAXES

     The domestic and foreign components of our income before income taxes and minority interest are as follows:

                                                                AS ADJUSTED (NOTE 4)
                                                              -------------------------
                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2004      2003     2002
                                                              -------   ------   ------
                                                                     (MILLIONS)
U.S. loss before income taxes...............................   $(106)    $(42)    $(65)
Foreign income before income taxes..........................     101       67       93
                                                               -----     ----     ----
Income (loss) before income taxes and minority interest.....   $  (5)    $ 25     $ 28
                                                               =====     ====     ====

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     Following is a comparative analysis of the components of income tax expense (benefit):

                                                                  AS ADJUSTED (NOTE 4)
                                                               --------------------------
                                                                YEARS ENDED DECEMBER 31,
                                                               --------------------------
                                                                2004      2003      2002
                                                               ------    ------    ------
                                                                       (MILLIONS)
Current --
  U.S. .....................................................    $ --      $ --      $  6
  State and local...........................................       1         2         7
  Foreign...................................................      33        21        19
                                                                ----      ----      ----
                                                                  34        23        32
                                                                ----      ----      ----
Deferred --
  U.S. .....................................................     (30)      (23)      (31)
  Foreign, state, and other.................................     (28)       (7)       (8)
                                                                ----      ----      ----
                                                                 (58)      (30)      (39)
                                                                ----      ----      ----
Income tax benefit..........................................    $(24)     $ (7)     $ (7)
                                                                ====      ====      ====

     Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35 percent for all years presented) to the income tax benefit reflected in the statements of income (loss):

                                                                AS ADJUSTED (NOTE 4)
                                                              -------------------------
                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              2004      2003      2002
                                                              -----     -----     -----
                                                                     (MILLIONS)
Tax expense (benefit) computed at the statutory U.S. federal
  income tax rate...........................................  $ (3)      $10       $10
Increases (reductions) in income tax expense resulting from:
  Foreign income taxed at different rates and foreign losses
     with no tax benefit....................................     7        14         3
  Taxes on repatriation of dividends........................     4        --        (4)
  State and local taxes on income, net of U.S. federal
     income tax benefit.....................................    --         1         1
  Recognition of previously unbenefitted tax loss
     carryforwards..........................................   (19)       (1)       (1)
  Tax amortization of goodwill..............................    (2)       (2)       --
  Income exempt from tax due to tax holidays................    (3)       (8)       (4)
  Nondeductible restructuring expenses......................    --        (5)       (6)
  Foreign earnings subject to U.S. federal income tax.......    --         5         7
  Adjustment of prior years taxes...........................    (1)      (13)       (2)
  Impact of Belgium rate reduction..........................    (1)       --        (4)
  Other.....................................................    (6)       (8)       (7)
                                                              ----       ---       ---
Income tax benefit..........................................  $(24)      $(7)      $(7)
                                                              ====       ===       ===

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     The components of our net deferred tax asset were as follows:


                                                               AS ADJUSTED
                                                                (NOTE 4)
                                                              -------------
                                                              DECEMBER 31,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
                                                               (MILLIONS)
Deferred tax assets --
  Tax loss carryforwards:
     U.S. ..................................................  $194    $177
     State..................................................    23      21
     Foreign................................................    75      73
  Postretirement benefits other than pensions...............    37      40
  Pensions..................................................    72      57
  Inventory reserves........................................    --      11
  Bad debts.................................................     2       5
  Sales allowances..........................................     6       8
  Investment tax credit benefits............................    35       9
  Other.....................................................    76      31
  Valuation allowance.......................................   (54)    (65)
                                                              ----    ----
       Net deferred tax asset...............................   466     367
                                                              ----    ----
Deferred tax liabilities --
  Tax over book depreciation................................   158     163
  Other.....................................................    76      25
  State taxes...............................................    --       9
                                                                --      --
       Total deferred tax liability.........................   234     197
                                                              ----    ----
Net deferred tax asset......................................  $232    $170
                                                              ====    ====


     Following is a reconciliation of deferred taxes to the deferred taxes shown in the balance sheet:

                                                               AS ADJUSTED
                                                                (NOTE 4)
                                                              -------------
                                                              DECEMBER 31,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
                                                               (MILLIONS)
Balance Sheet:
  Current portion -- deferred tax asset.....................  $  70   $  63
  Non-current portion -- deferred tax asset.................    304     243
  Current portion -- deferred tax liability shown in other
     current liabilities....................................    (16)    (13)
  Non-current portion -- deferred tax liability.............   (126)   (123)
                                                              -----   -----
Net Deferred Tax Assets.....................................  $ 232   $ 170
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

     We have a U.S. Federal tax net operating loss carryforward ("NOL") at December 31, 2004, of $555 million, which will expire in varying amounts from 2018 to 2024. The federal tax effect of that NOL is $194 million, and is recorded as an asset on our balance sheet at December 31, 2004. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and upon strategies available to accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of December 31, 2004, we believe that there has been a significant change in our ownership, but not a majority change, in the last three years.


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

     We have granted performance units to certain members of the Board of Directors who are not also an employee of the company. We also granted restricted stock to certain directors in satisfaction of residual

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES obligations under the discontinued retirement plan for directors. During 2004 and 2003, no performance units for non-employee directors were issued under this program. During 2002, 7,000 performance units were issued under this program at a weighted average fair value of our stock on the grant date of $3.90. During 2004, 1,774 restricted shares were issued under this program to a non-employee director at the weighted average fair value of our stock on the grant date of $8.68 per share. During 2003 and 2002, 4,085 and 3,949 restricted shares, respectively, were issued under this program at a weighted average fair value of our stock on the grant date of $3.77 and $3.90, respectively. At December 31, 2004, 16,436 restricted shares and 7,000 performance units at an average price of $4.68 and $3.90, respectively, per unit were outstanding under this program.

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

     Stock Options -- The following table reflects the status and activity for all options to purchase common stock we have issued for the periods indicated:

                                             2004                    2003                   2002
                                     ---------------------   --------------------   --------------------
                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                       SHARES       AVG.      SHARES       AVG.      SHARES       AVG.
                                       UNDER      EXERCISE     UNDER     EXERCISE     UNDER     EXERCISE
STOCK OPTIONS                          OPTION      PRICES     OPTION      PRICES     OPTION      PRICES
-------------                        ----------   --------   ---------   --------   ---------   --------
Outstanding, beginning of year.....   6,706,258    $6.33     5,991,048    $6.66     5,923,743    $6.68
  Granted..........................     561,902     8.80     1,489,521     3.76       182,801     4.51
  Cancelled........................     (86,134)    6.43      (488,576)    5.00       (87,270)    4.70
  Exercised........................  (1,669,513)    3.54      (285,735)    2.10       (28,226)    3.26
                                     ----------              ---------              ---------
Outstanding, end of year...........   5,512,513     7.43     6,706,258     6.33     5,991,048     6.66
                                     ==========              =========              =========
Options exercisable at end of
  year.............................   4,232,466    $7.92     4,391,900    $8.01     3,577,152    $9.48
Weighted average fair value of
  options granted during the
  year.............................                $5.34                  $2.19                  $2.71

     The following table reflects summarized information about stock options outstanding at December 31, 2004:

                                          OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                 --------------------------------------   ----------------------
                                               WEIGHTED AVG.   WEIGHTED    WEIGHTED
                                   NUMBER        REMAINING       AVG.       NUMBER        AVG.
                                 OUTSTANDING    CONTRACTUAL    EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICE          AT 12/31/04       LIFE         PRICE     AT 12/31/04    PRICE
-----------------------          -----------   -------------   --------   -----------   --------
$ 1.57 -- $ 8.00...............   3,028,658      7.2 years      $2.86      2,252,263     $2.52
$ 8.01 -- $14.00...............   1,754,596      6.2 years       8.67      1,250,944      8.61
$14.01 -- $21.00...............     102,029     11.7 years      19.54        102,029     19.54
$21.01 -- $27.00...............     627,230      2.4 years      24.02        627,230     24.02
                                 -----------                              -----------
                                  5,512,513                                4,232,466
                                 ===========                              ===========

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

  Earnings Per Share

     Earnings per share of common stock outstanding were computed as follows:

                                                                    AS ADJUSTED (NOTE 4)
                                                        ---------------------------------------------
                                                                  YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                            2004            2003            2002
                                                        -------------   -------------   -------------
                                                        (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic earnings per share --
  Income before cumulative effect of change in
     accounting principle.............................   $        15     $        26     $        31
                                                         ===========     ===========     ===========
  Average shares of common stock outstanding..........    41,534,810      40,426,136      39,795,481
                                                         ===========     ===========     ===========
  Earnings per average share of common stock before
     cumulative effect of change in accounting
     principle........................................   $      0.37     $      0.64     $      0.78
                                                         ===========     ===========     ===========
Diluted earnings per share --
  Income before cumulative effect of change in
     accounting principle.............................   $        15     $        26     $        31
                                                         ===========     ===========     ===========
  Average shares of common stock outstanding..........    41,534,810      40,426,136      39,795,481
  Effect of dilutive securities:
     Restricted stock.................................       272,561          67,462         117,578
     Stock options....................................     2,373,089       1,274,361       1,302,410
     Performance shares...............................            --              --         452,346
                                                         -----------     -----------     -----------
  Average shares of common stock outstanding including
     dilutive securities..............................    44,180,460      41,767,959      41,667,815
                                                         ===========     ===========     ===========
  Earnings per average share of common stock before
     cumulative effect of change in accounting
     principle........................................   $      0.35     $      0.62     $      0.74
                                                         ===========     ===========     ===========

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

10. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     We have various defined benefit pension plans that cover substantially all of our employees. The measurement date used to determine measurement of the majority of our pension plan assets and benefit obligations is September 30th, for both our domestic and foreign plans. Benefits are based on years of service and, for most salaried employees, on final average compensation. Our funding policy is to

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES contribute to the plans amounts necessary to satisfy the funding requirement of applicable federal or foreign laws and regulations. Pension plan assets were invested in the following classes of securities:

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

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
                                                              ===    ===    ===

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

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

                                                                   AS ADJUSTED (NOTE 4)
                                                   -----------------------------------------------------
                                                                          SEGMENT
                                                   -----------------------------------------------------
                                                             EUROPE &
                                                    NORTH     SOUTH      ASIA     RECLASS
                                                   AMERICA   AMERICA    PACIFIC   & ELIMS   CONSOLIDATED
                                                   -------   --------   -------   -------   ------------
                                                                        (MILLIONS)
AT DECEMBER 31, 2004, AND FOR THE YEAR THEN ENDED
Revenues from external customers.................  $1,959     $1,872     $382      $ --        $4,213
Intersegment revenues............................       7         50       17       (74)           --
Interest income..................................       1          3       --        --             4
Depreciation and amortization of other
  intangibles....................................      93         72       12        --           177
Income before interest expense, income taxes, and
  minority interest..............................     133         22       19        --           174
Cumulative effect of change in accounting
  principle......................................      --         --       --        --            --
Total assets.....................................   1,344      1,385      267       123         3,119
Investment in affiliated companies...............      --          5       --        --             5
Capital expenditures.............................      55         59       16        --           130
Noncash items other than depreciation and
  amortization...................................       4          1       --        --             5
AT DECEMBER 31, 2003, AND FOR THE YEAR THEN ENDED
Revenues from external customers.................  $1,880     $1,562     $324      $ --        $3,766
Intersegment revenues............................       7         33       14       (54)           --
Interest income..................................       1          3       --        --             4
Depreciation and amortization of other
  intangibles....................................      90         63       10        --           163
Income before interest expense, income taxes, and
  minority interest..............................     129         23       22        --           174
Cumulative effect of change in accounting
  principle......................................      --         --       --        --            --
Total assets.....................................   1,212      1,225      250       165         2,852
Investment in affiliated companies...............      --          1        5        --             6
Capital expenditures.............................      54         61       15        --           130
Noncash items other than depreciation and
  amortization...................................      12         (1)       1        --            12

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                                                   AS ADJUSTED (NOTE 4)
                                                   -----------------------------------------------------
                                                                          SEGMENT
                                                   -----------------------------------------------------
                                                             EUROPE &
                                                    NORTH     SOUTH      ASIA     RECLASS
                                                   AMERICA   AMERICA    PACIFIC   & ELIMS   CONSOLIDATED
                                                   -------   --------   -------   -------   ------------
                                                                        (MILLIONS)
AT DECEMBER 31, 2002, AND FOR THE YEAR THEN ENDED
Revenues from external customers.................  $1,898     $1,324     $237      $ --        $3,459
Intersegment revenues............................       8         30       12       (50)           --
Interest income..................................      --          1        1        --             2
Depreciation and amortization of other
  intangibles....................................      87         47       10        --           144
Income before interest expense, income taxes, and
  minority interest..............................     129         24       16        --           169
Cumulative effect of change in accounting
  principle......................................     192         26       --        --           218
Total assets.....................................   1,181      1,066      196       122         2,565
Investment in affiliated companies...............      --          1        7        --             8
Capital expenditures.............................      67         59       12        --           138
Noncash items other than depreciation and
  amortization...................................       1        (10)      --        --            (9)

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
                                                             ======   ======   ======

     During 2004, sales to four major customers comprised approximately 18 percent, 12 percent, 11 percent and 8 percent of consolidated net sales and operating revenues. During 2003, sales to four major customers comprised approximately 19 percent, 14 percent, 11 percent and 9 percent of consolidated net sales and operating revenues. During 2002, sales to four major customers comprised approximately 20 percent, 13 percent, 10 percent and 10 percent of consolidated net sales and operating revenues.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                                                    AS ADJUSTED (NOTE 4)
                                                   ------------------------------------------------------
                                                                      GEOGRAPHIC AREA
                                                   ------------------------------------------------------
                                                   UNITED               OTHER      RECLASS
                                                   STATES   GERMANY   FOREIGN(A)   & ELIMS   CONSOLIDATED
                                                   ------   -------   ----------   -------   ------------
                                                                         (MILLIONS)
AT DECEMBER 31, 2004, AND FOR THE YEAR THEN ENDED
Revenues from external customers(b)..............  $1,840    $515       $1,858      $ --        $4,213
Long-lived assets(c).............................     425     157          635        --         1,217
Total assets.....................................   1,336     358        1,502       (77)        3,119
AT DECEMBER 31, 2003, AND FOR THE YEAR THEN ENDED
Revenues from external customers(b)..............  $1,818    $467       $1,481      $ --        $3,766
Long-lived assets(c).............................     428     142          731        --         1,301
Total assets.....................................   1,255     282        1,375       (60)        2,852
AT DECEMBER 31, 2002, AND FOR THE YEAR THEN ENDED
Revenues from external customers(b)..............  $1,544    $443       $1,472      $ --        $3,459
Long-lived assets(c).............................     487     112          625        --         1,224
Total assets.....................................   1,183     240        1,200       (58)        2,565

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

  Litigation

     We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. As an example, we are involved in litigation with the minority owner of one of our Indian joint ventures over various operational issues that involves a court-mandate bidding process. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)

                                                                 AS ADJUSTED (NOTE 4)
                                        ----------------------------------------------------------------------
                                                         FOR THE YEAR ENDED DECEMBER 31, 2004
                                        ----------------------------------------------------------------------
                                                                          TENNECO
                                                                      AUTOMOTIVE INC.
                                         GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                        SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                        ------------   ------------   ---------------   -------   ------------
                                                                      (MILLIONS)
REVENUES
  Net sales and operating revenues --
     External.........................     $1,832         $2,381           $ --          $  --       $4,213
     Affiliated companies.............         54            331             --           (385)          --
                                           ------         ------           ----          -----       ------
                                            1,886          2,712             --           (385)       4,213
                                           ------         ------           ----          -----       ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)........      1,463          2,290             --           (385)       3,368
  Engineering, research, and
     development......................         36             40             --             --           76
  Selling, general, and
     administrative...................        203            214             --             --          417
  Depreciation and amortization of
     other intangibles................         74            103             --             --          177
                                           ------         ------           ----          -----       ------
                                            1,776          2,647             --           (385)       4,038
                                           ------         ------           ----          -----       ------
OTHER INCOME (EXPENSE)
  Gain (loss) on sale of assets.......         --              1             --             --            1
  Loss on sale of receivables.........         --             (1)            --             --           (1)
  Other income (expense)..............         23            (15)            --             (9)          (1)
                                           ------         ------           ----          -----       ------
                                               23            (15)            --             (9)          (1)
                                           ------         ------           ----          -----       ------
INCOME (LOSS) BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST, AND
  EQUITY IN NET INCOME FROM AFFILIATED
  COMPANIES...........................        133             50             --             (9)         174
     Interest expense --
       External (net of interest
          capitalized)................         --              7            172             --          179
       Affiliated companies (net of
          interest income)............         90            (10)           (80)            --           --
     Income tax expense (benefit).....         --             10            (34)            --          (24)
     Minority interest................         --              4             --             --            4
                                           ------         ------           ----          -----       ------
                                               43             39            (58)            (9)          15
     Equity in net income (loss) from
       affiliated companies...........         48             --             73           (121)          --
                                           ------         ------           ----          -----       ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE...         91             39             15           (130)          15
Cumulative effect of change in
  accounting principle, net of income
  tax.................................         --             --             --             --           --
                                           ------         ------           ----          -----       ------
NET INCOME (LOSS).....................     $   91         $   39           $ 15          $(130)      $   15
                                           ======         ======           ====          =====       ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)

                                                             AS ADJUSTED (NOTE 4)
                                    ----------------------------------------------------------------------
                                                     FOR THE YEAR ENDED DECEMBER 31, 2003
                                    ----------------------------------------------------------------------
                                                                      TENNECO
                                                                  AUTOMOTIVE INC.
                                     GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                    SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                    ------------   ------------   ---------------   -------   ------------
                                                                  (MILLIONS)
REVENUES
  Net sales and operating
     revenues --
     External.....................     $1,810         $1,956           $ --          $  --       $3,766
     Affiliated companies.........         53            328             --           (381)          --
                                       ------         ------           ----          -----       ------
                                        1,863          2,284             --           (381)       3,766
                                       ------         ------           ----          -----       ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....      1,444          1,933             --           (381)       2,996
  Engineering, research, and
     development..................         27             40             --             --           67
  Selling, general, and
     administrative...............        178            186             --             --          364
  Depreciation and amortization of
     other intangibles............         72             91             --             --          163
                                       ------         ------           ----          -----       ------
                                        1,721          2,250             --           (381)       3,590
                                       ------         ------           ----          -----       ------
OTHER INCOME (EXPENSE)
  Gain (loss) on sale of assets...         --             --             --             --           --
  Loss on sale of receivables.....         --             (2)            --             --           (2)
  Other income (expense)..........        (10)            12             37            (39)          --
                                       ------         ------           ----          -----       ------
                                          (10)            10             37            (39)          (2)
                                       ------         ------           ----          -----       ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES.......................        132             44             37            (39)         174
     Interest expense --
       External (net of interest
          capitalized)............         (1)             6            144             --          149
       Affiliated companies (net
          of interest income).....         83             (3)           (80)            --           --
     Income tax expense
       (benefit)..................       (144)            24             60             53           (7)
     Minority interest............         --              6             --             --            6
                                       ------         ------           ----          -----       ------
                                          194             11            (87)           (92)          26
     Equity in net income (loss)
       from affiliated
       companies..................         26             (2)           113           (137)          --
                                       ------         ------           ----          -----       ------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.......................        220              9             26           (229)          26
Cumulative effect of change in
  accounting principle, net of
  income tax......................         --             --             --             --           --
                                       ------         ------           ----          -----       ------
NET INCOME (LOSS).................     $  220         $    9           $ 26          $(229)      $   26
                                       ======         ======           ====          =====       ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)

                                                              AS ADJUSTED (NOTE 4)
                                       -------------------------------------------------------------------
                                                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                       -------------------------------------------------------------------
                                                                       TENNECO
                                                                      AUTOMOTIVE
                                        GUARANTOR     NONGUARANTOR   INC. (PARENT   RECLASS
                                       SUBSIDIARIES   SUBSIDIARIES     COMPANY)     & ELIMS   CONSOLIDATED
                                       ------------   ------------   ------------   -------   ------------
                                                                   (MILLIONS)
REVENUES
  Net sales and operating revenues --
     External........................     $1,544         $1,915         $  --        $  --       $3,459
     Affiliated companies............         48             82            --         (130)          --
                                          ------         ------         -----        -----       ------
                                           1,592          1,997            --         (130)       3,459
                                          ------         ------         -----        -----       ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).......      1,218          1,647            --         (130)       2,735
  Engineering, research, and
     development.....................         20             47            --           --           67
  Selling, general, and
     administrative..................        196            155            --           --          351
  Depreciation and amortization of
     other intangibles...............         72             72            --           --          144
                                          ------         ------         -----        -----       ------
                                           1,506          1,921            --         (130)       3,297
                                          ------         ------         -----        -----       ------
OTHER INCOME (EXPENSE)
  Gain (loss) on sale of assets......         (1)            11            --           --           10
  Loss on sale of receivables........         (2)            --            --           --           (2)
  Other income (expense).............         95            (14)           98         (180)          (1)
                                          ------         ------         -----        -----       ------
                                              92             (3)           98         (180)           7
                                          ------         ------         -----        -----       ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES..........        178             73            98         (180)         169
     Interest expense --
       External (net of interest
          capitalized)...............         (1)             3           139           --          141
       Affiliated companies (net of
          interest income)...........         72              4           (76)          --           --
     Income tax expense (benefit)....         (8)            23           (22)          --           (7)
     Minority interest...............         --              4            --           --            4
                                          ------         ------         -----        -----       ------
                                             115             39            57         (180)          31
     Equity in net income (loss) from
       affiliated companies..........         35             (2)         (244)         211           --
                                          ------         ------         -----        -----       ------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE..........................        150             37          (187)          31           31
Cumulative effect of change in
  accounting principle, net of income
  tax................................       (171)           (47)           --           --         (218)
                                          ------         ------         -----        -----       ------
NET INCOME (LOSS)....................     $  (21)        $  (10)        $(187)       $  31       $ (187)
                                          ======         ======         =====        =====       ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET

                                                                          AS ADJUSTED (NOTE 4)
                                                 ----------------------------------------------------------------------
                                                                           DECEMBER 31, 2004
                                                 ----------------------------------------------------------------------
                                                                                   TENNECO
                                                                               AUTOMOTIVE INC.
                                                  GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                                 SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                                 ------------   ------------   ---------------   -------   ------------
                                                                               (MILLIONS)
                    ASSETS
Current assets:
  Cash and cash equivalents....................     $  140         $   74          $   --        $    --      $  214
  Receivables, net.............................        122            588              27           (249)        488
  Inventories..................................        116            280              --             --         396
  Deferred income taxes........................         59             10              23            (22)         70
  Prepayments and other........................         12            112              --             --         124
                                                    ------         ------          ------        -------      ------
                                                       449          1,064              50           (271)      1,292
                                                    ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated companies...........        396             --             980         (1,376)         --
  Notes and advances receivable from
    affiliates.................................      3,060             87           4,588         (7,735)         --
  Long-term notes receivable, net..............          2             22              --             --          24
  Goodwill.....................................        136             60              --             --         196
  Intangibles, net.............................         14             10              --             --          24
  Deferred income taxes........................        275             29             179           (179)        304
  Pension assets...............................         --             --              --             --          --
  Other........................................         37             73              35             --         145
                                                    ------         ------          ------        -------      ------
                                                     3,920            281           5,782         (9,290)        693
                                                    ------         ------          ------        -------      ------
Plant, property, and equipment, at cost........        894          1,557              --             --       2,451
  Less -- Reserves for depreciation and
    amortization...............................        553            764              --             --       1,317
                                                    ------         ------          ------        -------      ------
                                                       341            793              --             --       1,134
                                                    ------         ------          ------        -------      ------
                                                    $4,710         $2,138          $5,832        $(9,561)     $3,119
                                                    ======         ======          ======        =======      ======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities
    of long-term debt)
    Short-term debt -- non-affiliated..........     $   --         $   14          $    5        $    --      $   19
    Short-term debt -- affiliated..............         93             69              10           (172)         --
  Trade payables...............................        218            552              --            (74)        696
  Accrued taxes................................         25             21              --            (22)         24
  Other........................................        135            141              34             (2)        308
                                                    ------         ------          ------        -------      ------
                                                       471            797              49           (270)      1,047
Long-term debt-non-affiliated..................         --             16           1,385             --       1,401
Long-term debt-affiliated......................      3,408             79           4,248         (7,735)         --
Deferred income taxes..........................        242             63              --           (179)        126
Postretirement benefits and other
  liabilities..................................        261             95              --              6         362
Commitments and contingencies
Minority interest..............................         --             24              --             --          24
Shareholders' equity...........................        328          1,064             150         (1,383)        159
                                                    ------         ------          ------        -------      ------
                                                    $4,710         $2,138          $5,832        $(9,561)     $3,119
                                                    ======         ======          ======        =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET

                                                                          AS ADJUSTED (NOTE 4)
                                                 ----------------------------------------------------------------------
                                                                           DECEMBER 31, 2003
                                                 ----------------------------------------------------------------------
                                                                                   TENNECO
                                                                               AUTOMOTIVE INC.
                                                  GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                                 SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                                 ------------   ------------   ---------------   -------   ------------
                                                                               (MILLIONS)
                    ASSETS
Current assets:
  Cash and cash equivalents....................     $   70         $   75          $   --        $    --      $  145
  Receivables, net.............................        136            449              19           (162)        442
  Inventories..................................        100            254              --             --         354
  Deferred income taxes........................         85              9              --            (31)         63
  Prepayments and other........................         32             72              --             --         104
                                                    ------         ------          ------        -------      ------
                                                       423            859              19           (193)      1,108
                                                    ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated companies...........        330             --           2,105         (2,435)         --
  Notes and advances receivable from
    affiliates.................................      2,741             37           3,243         (6,021)         --
  Long-term notes receivable, net..............          2             19              --             --          21
  Goodwill.....................................        136             57              --             --         193
  Intangibles, net.............................         14             11              --             --          25
  Deferred income taxes........................        222             35              78            (92)        243
  Pension assets...............................         --              6              --             --           6
  Other........................................         39             70              36             --         145
                                                    ------         ------          ------        -------      ------
                                                     3,484            235           5,462         (8,548)        633
                                                    ------         ------          ------        -------      ------
Plant, property, and equipment, at cost........        877          1,426              --             --       2,303
  Less -- Reserves for depreciation and
    amortization...............................        511            681              --             --       1,192
                                                    ------         ------          ------        -------      ------
                                                       366            745              --             --       1,111
                                                    ------         ------          ------        -------      ------
                                                    $4,273         $1,839          $5,481        $(8,741)     $2,852
                                                    ======         ======          ======        =======      ======


     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities
    of long-term debt)
    Short-term debt -- non-affiliated..........     $   --         $   16          $    4        $    --      $   20
    Short-term debt -- affiliated..............         --            123              10           (133)         --
  Trade payables...............................        184            464              --            (27)        621
  Accrued taxes................................         --             32              17            (30)         19
  Other........................................        100             94              40             (1)        233
                                                    ------         ------          ------        -------      ------
                                                       284            729              71           (191)        893
Long-term debt-non-affiliated..................         --             17           1,393             --       1,410
Long-term debt-affiliated......................      2,062             --           3,959         (6,021)         --
Deferred income taxes..........................        140             75               1            (93)        123
Postretirement benefits and other
  liabilities..................................        256             77              (1)             6         338
Commitments and contingencies
Minority interest..............................         --             23              --             --          23
Shareholders' equity...........................      1,531            918              58         (2,442)         65
                                                    ------         ------          ------        -------      ------
                                                    $4,273         $1,839          $5,481        $(8,741)     $2,852
                                                    ======         ======          ======        =======      ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                            YEAR ENDED DECEMBER 31, 2004
                                       ----------------------------------------------------------------------
                                                                         TENNECO
                                                                     AUTOMOTIVE INC.
                                        GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                       SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                       ------------   ------------   ---------------   -------   ------------
                                                                     (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities.........................     $ 306           $156            $(262)        $  --       $ 200
                                          -----           ----            -----         -----       -----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets.............................        --             15               --            --          15
Expenditures for plant, property, and
  equipment..........................       (40)           (90)              --            --        (130)
Investments and other................        --             (1)              --            --          (1)
                                          -----           ----            -----         -----       -----
Net cash used by investing
  activities.........................       (40)           (76)              --            --        (116)
                                          -----           ----            -----         -----       -----
FINANCING ACTIVITIES
Issuance of common shares............        --             --               10            --          10
Issuance of long-term debt...........        --             --              500            --         500
Debt issuance cost on long-term
  debt...............................        --             --              (13)           --         (13)
Retirement of long-term debt.........        --             (3)            (505)           --        (508)
Net increase (decrease) in short-term
  debt excluding current maturities
  of long-term debt..................        --             (1)              --            --          (1)
Intercompany dividends and net
  increase (decrease) in intercompany
  obligations........................      (196)           (74)             270            --          --
Other................................        --             --               --            --          --
                                          -----           ----            -----         -----       -----
Net cash provided (used) by financing
  activities.........................      (196)           (78)             262            --         (12)
                                          -----           ----            -----         -----       -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents........................        --             (3)              --            --          (3)
                                          -----           ----            -----         -----       -----
Increase (decrease) in cash and cash
  equivalents........................        70             (1)              --            --          69
Cash and cash equivalents, January
  1..................................        70             75               --            --         145
                                          -----           ----            -----         -----       -----
Cash and cash equivalents, December
  31 (Note)..........................     $ 140           $ 74            $  --         $  --       $ 214
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      AS ADJUSTED (NOTE 4)
                                                           ------------------------------------------
                                                                         INCOME BEFORE
                                                           NET SALES   INTEREST EXPENSE,
                                                              AND        INCOME TAXES
                                                           OPERATING     AND MINORITY      NET INCOME
QUARTER                                                    REVENUES        INTEREST          (LOSS)
-------                                                    ---------   -----------------   ----------
                                                                           (MILLIONS)
2004
  1st....................................................   $1,033           $ 33             $ (2)
  2nd....................................................    1,113             76               30
  3rd....................................................      996             44                6
  4th....................................................    1,071             21              (19)
                                                            ------           ----             ----
                                                            $4,213           $174             $ 15
                                                            ======           ====             ====
2003
  1st....................................................   $  921           $ 31             $  1
  2nd....................................................      998             67               24
  3rd....................................................      914             38                4
  4th....................................................      933             38               (3)
                                                            ------           ----             ----
                                                            $3,766           $174             $ 26
                                                            ======           ====             ====

                                                                    AS ADJUSTED (NOTE 4)
                                                              ---------------------------------
                                                              BASIC EARNINGS        DILUTED
                                                                (LOSS) PER      EARNINGS (LOSS)
                                                                 SHARE OF        PER SHARE OF
                                                               COMMON STOCK      COMMON STOCK
                                                              ---------------   ---------------
                                                                NET INCOME        NET INCOME
QUARTER                                                           (LOSS)            (LOSS)
-------                                                       ---------------   ---------------
2004
  1st.......................................................      $(0.05)           $(0.05)
  2nd.......................................................        0.73              0.69
  3rd.......................................................        0.15              0.14
  4th.......................................................       (0.45)            (0.45)
  Full Year.................................................        0.37              0.35
2003
  1st.......................................................      $ 0.02            $ 0.02
  2nd.......................................................        0.59              0.58
  3rd.......................................................        0.11              0.10
  4th.......................................................       (0.07)            (0.07)
  Full Year.................................................        0.64              0.62

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table shows, as of December 31, 2004, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered:

                                                         NUMBER OF
                                                      SECURITIES TO BE      WEIGHTED-
                                                        ISSUED UPON      AVERAGE EXERCISE
                                                        EXERCISE OF          PRICE OF         NUMBER OF
                                                        OUTSTANDING        OUTSTANDING       SECURITIES
                                                          OPTIONS,           OPTIONS,       AVAILABLE FOR
                                                        WARRANTS AND       WARRANTS AND        FUTURE
PLAN CATEGORY                                            RIGHTS(1)            RIGHTS         ISSUANCE(1)
-------------                                         ----------------   ----------------   -------------
EQUITY COMPENSATION PLANS APPROVED BY SECURITY
  HOLDERS:
  Tenneco Automotive Inc. Stock Ownership
     Plan(2).......................................      3,281,148            $8.38                  --
  Tenneco Automotive Inc. 2002 Long-Term Incentive
     Plan (as amended and restated)................      1,786,865(3)         $5.39(3)        1,777,119(4)
EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY
  HOLDERS:
  Tenneco Automotive Inc. Supplemental Stock
     Ownership Plan(5).............................        444,500            $8.56                  --

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

                      INDEX TO SCHEDULE INCLUDED IN ITEM 8

                                                               PAGE
                                                              -------
Schedule of Tenneco Automotive Inc. and Consolidated
  Subsidiaries -- Schedule II -- Valuation and qualifying
  accounts -- three years ended December 31, 2004...........      117

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

Schedule I -- Condensed financial information of registrant
Schedule III -- Real estate and accumulated depreciation
>Schedule IV -- Mortgage loans on real estate
Schedule V -- Supplemental information concerning property -- casualty insurance operations

                                    EXHIBITS

     The following exhibits are filed with this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, or incorporated herein by reference (exhibits designated by an asterisk are filed with the report; all other exhibits are incorporated by reference):

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
   2         --   None.
   3.1(a)    --   Restated Certificate of Incorporation of the registrant
                  dated December 11, 1996 (incorporated herein by reference
                  from Exhibit 3.1(a) of the registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1997, File No.
                  1-12387).
   3.1(b)    --   Certificate of Amendment, dated December 11, 1996
                  (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1997, File No. 1-12387).
   3.1(c)    --   Certificate of Ownership and Merger, dated July 8, 1997
                  (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1997, File No. 1-12387).
   3.1(d)    --   Certificate of Designation of Series B Junior Participating
                  Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                  Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1998, File No. 1-12387).
   3.1(e)    --   Certificate of Elimination of the Series A Participating
                  Junior Preferred Stock of the registrant dated September 11,
                  1998 (incorporated herein by reference from Exhibit 3.1(e)
                  of the registrant's Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1998, File No. 1-12387).
   3.1(f)    --   Certificate of Amendment to Restated Certificate of
                  Incorporation of the registrant dated November 5, 1999
                  (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
   3.1(g)    --   Certificate of Amendment to Restated Certificate of
                  Incorporation of the registrant dated November 5, 1999
                  (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
   3.1(h)    --   Certificate of Ownership and Merger merging Tenneco
                  Automotive Merger Sub Inc. with and into the registrant,
                  dated November 5, 1999 (incorporated herein by reference
                  from Exhibit 3.1(h) of the registrant's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1999, File No.
                  1-12387).
   3.1(i)    --   Certificate of Amendment to Restated Certificate of
                  Incorporation of the registrant dated May 9, 2000
                  (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
   3.2       --   By-laws of the registrant, as amended July 13, 2004
                  (incorporated herein by reference from Exhibit 3.2 of the
                  registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-12387).
   3.3       --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                  ("Global"), as amended (incorporated herein by reference to
                  Exhibit 3.3 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
   3.4       --   By-laws of Global (incorporated herein by reference to
                  Exhibit 3.4 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
   3.5       --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                  (incorporated herein by reference to Exhibit 3.5 to the
                  registrant's Registration Statement on Form S-4, Reg. No.
                  333-93757).
   3.6       --   By-laws of TMC (incorporated herein by reference to Exhibit
                  3.6 to the registrant's Registration Statement on Form S-4,
                  Reg. No. 333-93757).
   3.7       --   Amended and Restated Certificate of Incorporation of Tenneco
                  International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                  Statement on Form S-4, Reg. No. 333-93757).
   3.8       --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                  Statement on Form S-4, Reg. No. 333-93757).
   3.9       --   Certificate of Incorporation of Clevite Industries Inc.
                  ("Clevite"), as amended (incorporated herein by reference to
                  Exhibit 3.9 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
   3.10      --   By-laws of Clevite (incorporated herein by reference to
                  Exhibit 3.10 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
   3.11      --   Amended and Restated Certificate of Incorporation of the
                  Pullman Company ("Pullman") (incorporated herein by
                  reference to Exhibit 3.11 to the registrant's Registration
                  Statement on Form S-4, Reg. No. 333-93757).
   3.12      --   By-laws of Pullman (incorporated herein by reference to
                  Exhibit 3.12 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
   3.13      --   Certificate of Incorporation of Tenneco Automotive Operating
                  Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
   3.14      --   By-laws of Operating (incorporated herein by reference to
                  Exhibit 3.14 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
   4.1(a)    --   Rights Agreement dated as of September 8, 1998, by and
                  between the registrant and First Chicago Trust Company of
                  New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                  8-K dated September 24, 1998, File No. 1-12387).
   4.1(b)    --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                  Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1999,
                  File No. 1-12387).
   4.1(c)    --   Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from
                  Exhibit 4.4(b) of the registrant's Post-Effective Amendment
                  No. 3, dated February 26, 2001, to its Registration
                  Statement on Form 8-A dated September 17, 1998).
   4.2(a)    --   Indenture, dated as of November 1, 1996, between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.1 of the
                  registrant's Registration Statement on Form S-4,
                  Registration No. 333-14003).
   4.2(b)    --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                  herein by reference from Exhibit 4.3(b) of the registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1996, File No. 1-12387).
   4.2(c)    --   Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
   4.2(d)    --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).
   4.2(e)    --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).
   4.2(f)    --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                  Indenture dated November 1, 1996 between The Chase Manhattan
                  Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30,
                  1999, File No. 1-12387).
   4.3       --   Specimen stock certificate for Tenneco Automotive Inc.
                  common stock (incorporated herein by reference from Exhibit
                  4.3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387).
   4.4(a)    --   Indenture dated October 14, 1999 by and between the
                  registrant and The Bank of New York, as trustee
                  (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
   4.4(b)    --   Supplemental Indenture dated November 4, 1999 among Tenneco
                  Automotive Operating Subsidiary Inc. (formerly Tenneco
                  Automotive Inc.), Tenneco International Holding Corp.,
                  Tenneco Global Holdings Inc., the Pullman Company, Clevite
                  Industries Inc. and TMC Texas Inc. in favor of The Bank of
                  New York, as trustee (incorporated herein by reference from
                  Exhibit 4.4(b) of the registrant's Quarterly Report on Form
                  10-Q for the quarter ended September 30, 1999, File No.
                  1-12387).
   4.4(c)    --   Subsidiary Guarantee dated as of October 14, 1999 from
                  Tenneco Automotive Operating Subsidiary Inc. (formerly
                  Tenneco Automotive Inc.), Tenneco International Holding
                  Corp., Tenneco Global Holdings Inc., the Pullman Company,
                  Clevite Industries Inc. and TMC Texas Inc. in favor of The
                  Bank of New York, as trustee (incorporated herein by
                  reference to Exhibit 4.4(c) to the registrant's Registration
                  Statement on Form S-4, Reg. No. 333-93757).
   4.5(a)    --   Amended and Restated Credit Agreement, dated as of December
                  12, 2003, among Tenneco Automotive Inc., the several banks and other financial institutions or entities from time to
                  time parties thereto, Bank of America, N.A. and Citicorp
                  North America, Inc., as co-documentation agents, Deutsche
                  Bank Securities Inc., as syndication agent, and JP Morgan
                  Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5(a) to the registrant's Annual
                  Report on Form 10-K for the year ended December 31, 2003,
                  File No. 1-12387).
   4.5(b)    --   Amended and Restated Guarantee And Collateral Agreement,
                  dated as of November 4, 1999, by Tenneco Automotive Inc. and the subsidiary guarantors named therein, in favor of
                  JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference from Exhibit 4.5(f) to the registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2003, File No. 1-12387).
   4.5(c)    --   First Amendment, dated as of April 30, 2004, to the Amended and Restated Credit Agreement dated as of December 12, 2003, among Tenneco Automotive Inc., JP Morgan Chase Bank as
                  administrative agent and the various lenders party thereto
                  (incorporated herein by reference from Exhibit 4.5(c) to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12387).

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
   4.5(d)    --   Second Amendment, dated November 19, 2004, to the Amended
                  and Restated Credit Agreement dated as of December 12, 2003, among Tenneco Automotive Inc., JP Morgan Chase Bank as
                  administrative agent and the various lenders party thereto
                  (incorporated herein by reference from Exhibit 99.2 of the registrant's Current Report on Form 8-K dated November 19,
                  2004, File No. 1-12387).
   4.5(e)    --   Third Amendment, dated February 17, 2005, to the Amended and
                  Restated Credit Agreement, dated as of December 12, 2003
                  among Tenneco Automotive Inc., JP Morgan Chase Bank as
                  administrative agent and the various lenders party thereto
                  (incorporated by reference to Exhibit 99.1 to the
                  registrant's Current Report on Form 8-K dated February 17,
                  2005, File No. 1-12387).
   4.6(a)    --   Indenture, dated as of June 19, 2003, among Tenneco
                  Automotive Inc., the subsidiary guarantors named therein and
                  Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(a) to the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 2003,
                  File No. 1-12387).
   4.6(b)    --   Collateral Agreement, dated as of June 19, 2003, by Tenneco
                  Automotive Inc. and the subsidiary guarantors named therein in favor of Wachovia Bank, National Association
                  (incorporated herein by reference from Exhibit 4.6(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
   4.6(c)    --   Registration Rights Agreement, dated as of June 19, 2003,
                  among Tenneco Automotive Inc., the subsidiary guarantors
                  named therein, and the initial purchasers named therein, for whom JPMorgan Securities Inc. acted as representative
                  (incorporated herein by reference from Exhibit 4.6(c) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
   4.6(d)    --   Supplemental Indenture, dated as of December 12, 2003, among
                  Tenneco Automotive Inc., the subsidiary guarantors named
                  therein and Wachovia Bank, National Association (incorpo-
                  rated herein by reference to Exhibit 4.6(d) to the
                  registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2003, File No. 1-12387).
   4.6(e)    --   Registration Rights Agreement, dated as of December 12,
                  2003, among Tenneco Automotive Inc., the subsidiary
                  guarantors named therein, and the initial purchasers named therein, for whom Banc of America Securities LLC acted as
                  representative agent (incorporated herein by reference to
                  Exhibit 4.5(a) to the registrant's Annual Report on Form
                  10-K for the year ended December 31, 2003, File No.
                  1-12387).
   4.7            Intercreditor Agreement, dated as of June 19, 2003, among
                  JPMorgan Chase Bank, as Credit Agent, Wachovia Bank,
                  National Association, as Trustee and Collateral Agent, and
                  Tenneco Automotive Inc. (incorporated herein by reference
                  from Exhibit 4.7 to the registrant's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 2003, File No.
                  1-12387).
   4.8       --   Indenture, dated as of November 19, 2004, among Tenneco
                  Automotive Inc., the subsidiary guarantors named therein and
                  The Bank of New York Trust Company (incorporated herein by reference from Exhibit 99.1 of the registrant's Current
                  Report on Form 8-K dated November 19, 2004, File No.
                  1-12387).
   9         --   None.
  10.1       --   Distribution Agreement, dated November 1, 1996, by and among
                  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorpo-
                  rated herein by reference from Exhibit 2 of the registrant's
                  Form 10, File No. 1-12387).
  10.2       --   Amendment No. 1 to Distribution Agreement, dated as of
                  December 11, 1996, by and among El Paso Tennessee Pipeline
                  Co. (formerly Tenneco Inc.), the registrant, and Newport
                  News Shipbuilding Inc. (incorporated herein by reference
                  from Exhibit 10.2 of the registrant's Annual Report on Form
                  10-K for the year ended December 31, 1996, File No.
                  1-12387).

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
  10.3       --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                  Tenneco Inc.), the registrant, and Newport News Ship-
                  building Inc. (incorporated herein by reference from Exhibit
                  10.3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
  10.4       --   Benefits Agreement, dated December 11, 1996, by and among El
                  Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                  registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1996, File No. 1-12387).
  10.5       --   Insurance Agreement, dated December 11, 1996, by and among
                  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorpo-
                  rated herein by reference from Exhibit 10.5 of the
                  registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).
  10.6       --   Tax Sharing Agreement, dated December 11, 1996, by and among
                  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                  Newport News Shipbuilding Inc., the registrant, and El Paso
                  Natural Gas Company (incorporated herein by reference from
                  Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
  10.7       --   First Amendment to Tax Sharing Agreement, dated as of
                  December 11, 1996, among El Paso Tennessee Pipeline Co.
                  (formerly Tenneco Inc.), the registrant, El Paso Natural Gas
                  Company and Newport News Shipbuilding Inc. (incorporated
                  herein by reference from Exhibit 10.7 of the registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1996, File No. 1-12387).
  10.8       --   Tenneco Automotive Inc. Value Added 'TAVA' Incentive
                  Compensation Plan (incorporated herein by reference from
                  Exhibit 10.8 of the registrant's Quarterly Report on Form
                  10-Q for the quarter ended September 30, 2003, File No.
                  1-12387).
  10.9       --   Tenneco Automotive Inc. Change of Control Severance Benefits
                  Plan for Key Executives (incorporated herein by reference
                  from Exhibit 10.13 of the registrant's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1999, File No.
                  1-12387).
  10.10      --   Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                  Registration Statement on Form S-4, Reg. No. 333-93757).
  10.11      --   Tenneco Automotive Inc. Key Executive Pension Plan
                  (incorporated herein by reference from Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
  10.12      --   Tenneco Automotive Inc. Deferred Compensation Plan
                  (incorporated herein by reference from Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
  10.13      --   Tenneco Automotive Inc. Supplemental Executive Retirement
                  Plan (incorporated herein by reference from Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 2000, File No. 1-12387).
  10.14      --   Human Resources Agreement by and between Tenneco Automotive
                  Inc. and Tenneco Packaging Inc. dated November 4, 1999
                  (incorporated herein by reference to Exhibit 99.1 to the
                  registrant's Current Report on Form 8-K dated November 4,
                  1999, File No. 1-12387).
  10.15      --   Tax Sharing Agreement by and between Tenneco Automotive Inc.
                  and Tenneco Packaging Inc. dated November 3, 1999
                  (incorporated herein by reference to Exhibit 99.2 to the
                  registrant's Current Report on Form 8-K dated November 4,
                  1999, File No. 1-12387).

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
  10.16      --   Amended and Restated Transition Services Agreement by and
                  between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                  dated as of November 4, 1999 (incorporated herein by
                  reference from Exhibit 10.21 of the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30,
                  1999, File No. 1-12387).
  10.17      --   Assumption Agreement among Tenneco Automotive Operating
                  Company Inc., Tenneco International Holding Corp., Tenneco
                  Global Holdings Inc., The Pullman Company, Clevite
                  Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                  and the other Initial Purchasers listed in the Purchase
                  Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.24 of the registrant's
                  Registration Statement on Form S-4, Reg. No. 333-93757).
  10.18      --   Amendment No. 1 to Change in Control Severance Benefits Plan
                  for Key Executives (incorporated herein by reference from
                  Exhibit 10.23 to the registrant's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2000, File No. 1-12387).
  10.19      --   Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from
                  Exhibit 10.24 to the registrant's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2000, File No. 1-12387).
  10.20      --   Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 2000, File No.
                  1-12387).
  10.21      --   Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference
                  from Exhibit 10.28 to the registrant's Annual Report on Form
                  10-K for the year ended December 31, 2000, File No.
                  1-12387).
  10.22      --   Form of Indemnity Agreement entered into between the
                  registrant and the following directors of the registrant:
                  Paul Stecko, M. Kathryn Eickhoff and Dennis Severance
                  (incorporated herein by reference from Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).
  10.23      --   Mark P. Frissora Special Appendix under Tenneco Automotive
                  Inc. Supplemental Executive Retirement Plan (incorporated
                  herein by reference from Exhibit 10.30 to the registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  2000, File No. 1-12387).
  10.24      --   Letter Agreement dated as of June 1, 2001 between the
                  registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form
                  10-K for the year ended December 31, 2001. File No.
                  1-12387).
  10.25      --   Tenneco Automotive Inc. 2002 Long-Term Incentive Plan (As
                  Amended and Restated Effective March 11, 2003) (incorporated herein by reference from Exhibit 10.26 to the registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2003. File No. 1-12387).
  10.26      --   Amendment No. 1 to Tenneco Automotive Inc. Deferred
                  Compensation Plan (incorporated herein by reference from
                  Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
  10.27      --   Tenneco Automotive Inc. Supplemental Stock Ownership Plan
                  (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2002, File No. 1-12387).
  10.28      --   Form of Stock Equivalent Unit Award Agreement under the 2002
                  Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.1 of the registrant's Current
                  Report on Form 8-K dated January 13, 2005, File No.
                  1-12387).

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
  10.29      --   Form of Stock Option Agreement for employees under the 2002
                  Long-Term Incentive Plan, as amended (providing for a ten
                  year option term) (incorporated herein by reference from
                  Exhibit 99.2 of the registrant's Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
  10.30      --   Form of Stock Option Agreement for non-employee directors
                  under the 2002 Long-Term Incentive Plan, as amended
                  (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.3 of the registrant's Current
                  Report on Form 8-K dated January 13, 2005, File No.
                  1-12387).
  10.31      --   Form of Restricted Stock Award Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (three year
                  cliff vesting) (incorporated herein by reference from
                  Exhibit 99.4 of the registrant's Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
  10.32      --   Form of Restricted Stock Award Agreement for non-employee
                  directors under the 2002 Long-Term Incentive Plan, as
                  amended (incorporated herein by reference from Exhibit 99.5 of the registrant's Current Report on Form 8-K dated January
                  13, 2005, File No. 1-12387).
  10.33      --   Form of Restricted Stock Award Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (vesting 1/3 annually) (incorporated herein by reference from Exhibit
                  99.1 of the registrant's Current Report on Form 8-K dated
                  January 17, 2005, File No. 1-12387).
  10.34      --   Form of Stock Option Agreement for employees under the 2002
                  Long-Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from
                  Exhibit 99.2 of the registrant's Current Report on Form 8-K dated January 17, 2005, File No. 1-12387).
  10.35      --   Form of Stock Option Agreement for non-employee directors
                  under the 2002 Long-Term Incentive Plan, as amended
                  (providing for a seven year option term) (incorporated
                  herein by reference from Exhibit 99.3 of the registrant's
                  Current Report on Form 8-K dated January 17, 2005, File No.
                  1-12387).
**10.36      --   Form of Performance Share Agreement for non-employee
                  directors under the 2002 Long-Term Incentive Plan, as
                  amended.
**10.37      --   Summary of 2005 Outside Directors' Compensation.
**10.38      --   Summary of 2005 Named Executive Officer Compensation.
  11         --   None.
 *12         --   Computation of Ratio of Earnings to Fixed Charges.
  13         --   None.
  14         --   Tenneco Automotive Inc. Code of Ethical Conduct for
                  Financial Managers (incorporated herein by reference from
                  Exhibit 99.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
  16         --   None.
  18         --   None.
**21         --   List of Subsidiaries of Tenneco Automotive Inc.
  22         --   None.
 *23         --   Consent of Deloitte & Touche LLP.

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
**24         --   Powers of Attorney.
 *31.1       --   Certification of Mark P. Frissora under Section 302 of the
                  Sarbanes-Oxley Act of 2002.
 *31.2       --   Certification of Kenneth R. Trammell under Section 302 of
                  the Sarbanes-Oxley Act of 2002.
 *32.1       --   Certification of Mark P. Frissora and Kenneth R. Trammell
                  under Section 906 of the Sarbanes-Oxley Act of 2002.
  99         --   None.

---------------

 * Filed herewith.

** Previously filed.

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

                                          TENNECO AUTOMOTIVE INC.

                                          By                  *
                                            ------------------------------------
                                                      Mark P. Frissora
                                            Chairman and Chief Executive Officer


Date: May 12, 2005


*By      /s/ TIMOTHY R. DONOVAN
     ---------------------------------
            Timothy R. Donovan
             Attorney in fact