Form 10-Q
period 2005-06-30
TENNECO AUTOMOTIVE INC
filed 2005-08-05
CIK 1024725

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                   FORM 10-Q
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended June 30, 2005

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

     Common Stock, par value $0.01 per share: 43,924,782 shares as of July 31, 2005.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)..................    4
     Tenneco Automotive Inc. and Consolidated Subsidiaries--
       Report of Independent Registered Public Accounting
        Firm................................................    4
       Statements of Income.................................    5
       Balance Sheets.......................................    6
       Statements of Cash Flows.............................    7
       Statements of Changes in Shareholders' Equity........    8
       Statements of Comprehensive Income (Loss)............    9
       Notes to Consolidated Financial Statements...........   10
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   29
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   57
  Item 4. Controls and Procedures...........................   57
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings.................................    *
  Item 2. Unregistered Sales of Equity Securities and Use of
     Proceeds...............................................   58
  Item 3. Defaults Upon Senior Securities...................    *
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   58
  Item 5. Other Information.................................    *
  Item 6. Exhibits..........................................   58

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

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TENNECO AUTOMOTIVE INC.

     We have reviewed the accompanying consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of June 30, 2005, and the related consolidated statements of income and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2005 and 2004, and of cash flows and changes in shareholders' equity for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of Tenneco Automotive Inc.'s management.

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

     We previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tenneco Automotive Inc. and consolidated subsidiaries as of December 31, 2004, and the related consolidated statements of income (loss), cash flows, changes in shareholders' equity and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated March 8, 2005 (May 10, 2005 as to Note 4), we expressed an unqualified opinion on those consolidated financial statements (such report includes an explanatory paragraph relating to (i) a change in accounting for goodwill and intangible assets upon the adoption of Statement of Financial Accounting Standards No. 142 and (ii) a change in method of accounting for certain inventory from the last-in, first-out method ("LIFO") to the lower of cost, determined on a first-in, first-out ("FIFO") basis, or market method). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Chicago, Illinois
August 1, 2005

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                              THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                              ----------------------------    --------------------------
                                                  2005            2004           2005           2004
                                              ------------    ------------    -----------    -----------
                                                    (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues........    $     1,180     $     1,113     $     2,281    $     2,146
                                              -----------     -----------     -----------    -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation
     shown below).........................            941             873           1,829          1,702
  Engineering, research, and
     development..........................             18              19              42             36
  Selling, general, and administrative....             93             100             191            209
  Depreciation and amortization of other
     intangibles..........................             44              44              90             89
                                              -----------     -----------     -----------    -----------
                                                    1,096           1,036           2,152          2,036
                                              -----------     -----------     -----------    -----------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.............             (1)             (1)             (1)            (1)
  Other income (loss).....................             --              --              (1)            --
                                              -----------     -----------     -----------    -----------
                                                       (1)             (1)             (2)            (1)
                                              -----------     -----------     -----------    -----------
INCOME BEFORE INTEREST EXPENSE, INCOME
  TAXES, AND MINORITY INTEREST............             83              76             127            109
  Interest expense (net of interest
     capitalized).........................             32              34              64             69
  Income tax expense......................             18              10              22              9
  Minority interest.......................             --               2               1              3
                                              -----------     -----------     -----------    -----------
NET INCOME................................    $        33     $        30     $        40    $        28
                                              ===========     ===========     ===========    ===========
EARNINGS PER SHARE
Average shares of common stock
  outstanding--
  Basic...................................     42,987,528      41,475,722      42,821,183     41,132,232
  Diluted.................................     45,072,761      44,181,228      45,030,976     43,839,409
Basic earnings per share of common
  stock...................................    $      0.75     $      0.73     $      0.92    $      0.69
Diluted earnings per share of common
  stock...................................    $      0.71     $      0.69     $      0.88    $      0.65

  The accompanying notes to financial statements are an integral part of these statements of income.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                              (NOTE 3)
                                                                JUNE 30,    DECEMBER 31,
                                                                  2005          2004
                                                                --------    ------------
                                                                       (MILLIONS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $    66       $   214
  Receivables--
    Customer notes and accounts, net........................        631           458
    Other...................................................         31            30
  Inventories--
    Finished goods..........................................        172           167
    Work in process.........................................         97            85
    Raw materials...........................................         98           105
    Materials and supplies..................................         37            39
  Deferred income taxes.....................................         70            70
  Prepayments and other.....................................        133           124
                                                                -------       -------
                                                                  1,335         1,292
                                                                -------       -------
Other assets:
  Long-term notes receivable, net...........................         21            24
  Goodwill..................................................        195           196
  Intangibles, net..........................................         23            24
  Deferred income taxes.....................................        302           304
  Other.....................................................        141           145
                                                                -------       -------
                                                                    682           693
                                                                -------       -------
Plant, property, and equipment, at cost.....................      2,369         2,451
  Less--Reserves for depreciation and amortization..........      1,319         1,317
                                                                -------       -------
                                                                  1,050         1,134
                                                                -------       -------
                                                                $ 3,067       $ 3,119
                                                                =======       =======
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
    debt)...................................................    $    49       $    19
  Trade payables............................................        726           696
  Accrued taxes.............................................         39            24
  Accrued interest..........................................         37            35
  Accrued liabilities.......................................        217           226
  Other.....................................................         29            47
                                                                -------       -------
                                                                  1,097         1,047
                                                                -------       -------
Long-term debt..............................................      1,363         1,401
                                                                -------       -------
Deferred income taxes.......................................        118           126
                                                                -------       -------
Postretirement benefits.....................................        273           276
                                                                -------       -------
Deferred credits and other liabilities......................         65            86
                                                                -------       -------
Commitments and contingencies
  Minority interest.........................................         22            24
                                                                -------       -------
Shareholders' equity:
  Common stock..............................................         --            --
  Premium on common stock and other capital surplus.........      2,771         2,764
  Accumulated other comprehensive loss......................       (260)         (185)
  Retained earnings (accumulated deficit)...................     (2,142)       (2,180)
                                                                -------       -------
                                                                    369           399
  Less--Shares held as treasury stock, at cost..............        240           240
                                                                -------       -------
                                                                    129           159
                                                                -------       -------
                                                                $ 3,067       $ 3,119
                                                                =======       =======

  The accompanying notes to financial statements are an integral part of these balance sheets.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS
                                                                    ENDED
                                                                   JUNE 30,
                                                                --------------
                                                                2005     2004
                                                                -----    -----
                                                                  (MILLIONS)
OPERATING ACTIVITIES
Net income..................................................    $  40    $  28
Adjustments to reconcile net income to cash provided (used)
  by operating activities--Depreciation and amortization of
  other intangibles.........................................       90       89
  Deferred income taxes.....................................       (5)      (5)
  Loss on sale of assets, net...............................        1       --
  Changes in components of working capital (net of
     acquisition)--
     (Increase) decrease in receivables.....................     (200)    (113)
     (Increase) decrease in inventories.....................      (33)     (16)
     (Increase) decrease in prepayments and other current
      assets................................................      (19)     (27)
     Increase (decrease) in payables........................       64       60
     Increase (decrease) in accrued taxes...................       19       13
     Increase (decrease) in accrued interest................        2       (2)
     Increase (decrease) in other current liabilities.......      (10)      24
  Other.....................................................      (20)       8
                                                                -----    -----
Net cash provided (used) by operating activities............      (71)      59
                                                                -----    -----
INVESTING ACTIVITIES
Net proceeds from sale of assets............................        3       11
Expenditures for plant, property, and equipment.............      (63)     (54)
Acquisition of business.....................................      (11)      --
Investments and other.......................................        2       (2)
                                                                -----    -----
Net cash used by investing activities.......................      (69)     (45)
                                                                -----    -----
FINANCING ACTIVITIES
Issuance of common shares...................................        4        4
Retirement of long-term debt................................      (42)      (4)
Net increase (decrease) in short-term debt excluding current
  maturities of long-term debt..............................       34        1
Other.......................................................       --        2
                                                                -----    -----
Net cash provided (used) by financing activities............       (4)       3
                                                                -----    -----
Effect of foreign exchange rate changes on cash and cash
  equivalents...............................................       (4)       4
                                                                -----    -----
Increase (decrease) in cash and cash equivalents............     (148)      21
Cash and cash equivalents, January 1........................      214      145
                                                                -----    -----
Cash and cash equivalents, June 30 (Note)...................    $  66    $ 166
                                                                =====    =====
Cash paid during the period for interest....................    $  61    $  74
Cash paid during the period for income taxes (net of
  refunds)..................................................    $  11    $   7

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                          (NOTE 3)
                                                                 SIX MONTHS ENDED JUNE 30,
                                                       ----------------------------------------------
                                                               2005                     2004
                                                       ---------------------    ---------------------
                                                         SHARES      AMOUNT       SHARES      AMOUNT
                                                       ----------    -------    ----------    -------
                                                              (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1..................................    44,275,594    $    --    42,167,296    $    --
  Issued pursuant to benefit plans.................       271,422         --       450,109         --
  Stock options exercised..........................       612,774         --       676,107         --
                                                       ----------    -------    ----------    -------
Balance June 30....................................    45,159,790         --    43,293,512         --
                                                       ==========               ==========
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1..................................                    2,764                    2,751
  Premium on common stock issued pursuant to
  benefit plans....................................                        7                        6
                                                                     -------                  -------
Balance June 30....................................                    2,771                    2,757
                                                                     -------                  -------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance January 1..................................                     (185)                    (241)
  Other comprehensive loss.........................                      (75)                     (19)
                                                                     -------                  -------
Balance June 30....................................                     (260)                    (260)
                                                                     -------                  -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1 (Note 3).........................                   (2,180)                  (2,205)
  Net income.......................................                       40                       28
  Other............................................                       (2)                      --
                                                                     -------                  -------
Balance June 30....................................                   (2,142)                  (2,177)
                                                                     -------                  -------
LESS--COMMON STOCK HELD AS TREASURY STOCK, AT COST
Balance January 1 and June 30......................     1,294,692        240     1,294,692        240
                                                       ==========    -------    ==========    -------
       Total.......................................                  $   129                  $    80
                                                                     =======                  =======

      The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED JUNE 30,
                                             ----------------------------------------------------------------
                                                          2005                              2004
                                             ------------------------------    ------------------------------
                                              ACCUMULATED                       ACCUMULATED
                                                 OTHER                             OTHER
                                             COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE
                                                INCOME           INCOME           INCOME           INCOME
                                                (LOSS)           (LOSS)           (LOSS)           (LOSS)
                                             -------------    -------------    -------------    -------------
                                                                        (MILLIONS)
NET INCOME...............................                         $ 33                              $ 30
                                                                  ----                              ----
ACCUMULATED OTHER COMPREHENSIVE LOSS
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance April 1........................        $ (98)                            $(149)
     Translation of foreign currency
       statements........................          (40)            (40)              (13)            (13)
                                                 -----                             -----
  Balance June 30........................         (138)                             (162)
                                                 -----                             -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance April 1 and June 30............         (122)                              (98)
                                                 -----                             -----
Balance June 30..........................        $(260)                            $(260)
                                                 =====            ----             =====            ----
Other comprehensive loss.................                          (40)                              (13)
                                                                  ----                              ----
COMPREHENSIVE INCOME (LOSS)..............                         $ (7)                             $ 17
                                                                  ====                              ====

                                                                SIX MONTHS ENDED JUNE 30,
                                             ----------------------------------------------------------------
                                                          2005                              2004
                                             ------------------------------    ------------------------------
                                              ACCUMULATED                       ACCUMULATED
                                                 OTHER                             OTHER
                                             COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE
                                                INCOME           INCOME           INCOME           INCOME
                                                (LOSS)           (LOSS)           (LOSS)           (LOSS)
                                             -------------    -------------    -------------    -------------
                                                                        (MILLIONS)
NET INCOME...............................                         $ 40                              $ 28
                                                                  ----                              ----
ACCUMULATED OTHER COMPREHENSIVE LOSS
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1......................        $ (63)                            $(143)
     Translation of foreign currency
       statements........................          (75)            (75)              (19)            (19)
                                                 -----                             -----
  Balance June 30........................         (138)                             (162)
                                                 -----                             -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
  Balance January 1 and June 30..........         (122)                              (98)
                                                 -----                             -----
Balance June 30..........................        $(260)                            $(260)
                                                 =====            ----             =====            ----
Other comprehensive loss.................                          (75)                              (19)
                                                                  ----                              ----
COMPREHENSIVE INCOME (LOSS)..............                         $(35)                             $  9
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     (1) As you read the accompanying financial statements and Management's Discussion and Analysis you should also read our Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

     (2) In February 2005, we announced the acquisition of substantially all the exhaust assets of Gabilan Manufacturing, Inc., a privately held company that has developed and manufactured motorcycle exhaust systems for Harley-Davidson motorcycles since 1978. The company also produces aftermarket muffler kits for Harley-Davidson. We purchased Gabilan's assets for $11 million in cash and expect the acquisition to be accretive within the first year. Gabilan generated approximately $38 million in revenue in 2004. We began reporting Gabilan in our results of operations for the quarter end March 31, 2005.

     (3) Effective January 1, 2005, we changed our accounting method for valuing inventory for our U.S. based operations from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. As a result, all U.S. inventories are now stated at the lower of cost, determined on a FIFO basis, or market. We elected to change to the FIFO method as we believe it is preferable for the following reasons: 1) the change will provide better matching of revenue and expenditures and 2) the change will achieve greater consistency in valuing our global inventory. Additionally, we initially adopted LIFO as it provided certain U.S. tax benefits which we no longer realize due to our U.S. net operating losses (when applied for tax purposes, tax laws require that LIFO be applied for GAAP as well). As a result of the change, we also expect to realize administrative efficiencies.

     In accordance with GAAP, the change in inventory accounting has been applied by adjusting prior year's financial statements. The effect of the change in accounting principle as of December 31, 2004, was to increase inventories by $14 million, reduce deferred tax assets by $5 million, and increase retained earnings by $9 million. There was no impact on consolidated net income (loss) for the six-month periods ended June 30, 2004 from this restatement.

     (4) In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2004 resulted in lower interest expense of approximately $3 million for the year ended December 31, 2004. Based on the rate in effect through July 15, 2005 and using the current LIBOR as determined under these agreements of 3.82 percent (which remains in effect until January 15, 2006), these swaps would reduce our 2005 annual interest expense by approximately $2 million compared to having this debt remain fixed. These swaps qualify as fair value hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

Activities," as amended, and as such are recorded on the balance sheet at market value with an offset to the underlying hedged item, which is long-term debt. As of June 30, 2005, the fair value of the interest rate swaps was close to zero and as such did not have a material impact on our financial position.

     In February 2005 we amended our senior credit facility to reduce by 75 basis points the interest rate on the term loan B facility and the tranche B-1 letter of credit/revolving loan facility. In connection with the amendment, we voluntarily prepaid $40 million in principal on the term loan B, reducing the term loan B facility from $396 million to $356 million.

     Additional provisions of the amendment to the senior credit facility agreement were as follows: (i) amend the definition of EBITDA to exclude up to $60 million in restructuring-related expenses announced and taken after February 2005, (ii) increase permitted investments to $50 million, (iii) exclude expenses related to the issuance of stock options from the definition of consolidated net income, (iv) permit us to redeem up to $125 million of senior secured notes after January 1, 2008 (subject to certain conditions), (v) increase our ability to add commitments under the revolving credit facility by $25 million, and (vi) make other minor modifications. We incurred approximately $1 million in fees and expenses associated with this amendment, which were capitalized and are being amortized over the remaining term of the agreement.

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

     The tranche B-1 letter of credit/revolving loan facility will be reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. We will not be liable for any losses to or misappropriation of any (i) return due to the administrative agent's failure to achieve the return described above or to pay all or any portion of such return to any lender under such facility or (ii) funds on deposit in such account by such lender (other than the obligation to repay funds released from such accounts and provided to us as revolving loans under such facility).

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

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

     In October 2004, we announced a plan to eliminate 250 salaried positions through selected layoffs and an elective early retirement program. The majority of layoffs were at middle and senior management levels. We expect to incur total charges of approximately $24 to $26 million related to these reductions. As of June 30, 2005, we have incurred $23 million in severance costs. Of this total, $7 million was recorded in cost of sales and $16 million was recorded in selling, general and administrative expense. Of the total $23 million in severance costs incurred to date, $20 million were cash payments with the remainder accrued in other short-term liabilities.

     Including the above costs, we incurred $5 million in restructuring and restructuring-related costs in the first half of 2005. Including the costs incurred in 2002 through 2004 of $59 million, we have incurred a total of $64 million for activities related to our restructuring initiatives.

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we were allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives over the 2002 to 2006 time period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. In February of 2005, our senior credit facility was amended to exclude all remaining cash charges and expenses related to restructuring initiatives started before February of 2005. As of June 30, 2005, we have excluded $62 million in allowable charges relating to restructuring initiatives previously started.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     Under our amended facility, we are allowed to exclude up to an additional $60 million of cash charges and expenses, before taxes, related to restructuring activities initiated after February 2005 from the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2005, we have excluded $2 million in allowable charges relating to restructuring initiatives against the $60 million available under the terms of the February 2005 amendment to the senior credit facility.

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

     As of June 30, 2005, we are designated as a potentially responsible party in one Superfund site. We have estimated our share of the remediation costs for this site to be less than $1 million in the aggregate. In addition to the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $10 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Chinese joint ventures is currently under investigation by local customs officials related to whether the joint venture applied the proper tariff code to certain of its imports. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition, results of operations or cash flows.

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

     Below is a table that shows the activity in the warranty accrual accounts:

                                                                  SIX MONTHS
                                                                    ENDED
                                                                   JUNE 30,
                                                                --------------
                                                                2005      2004
                                                                ----      ----
                                                                  (MILLIONS)
Beginning Balance...........................................    $19       $18
Accruals related to product warranties......................      7         6
Reductions for payments made................................     (6)       (6)
                                                                ---       ---
Ending Balance..............................................    $20       $18
                                                                ===       ===

     (7) In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs an amendment of Accounting Research Bulletin No. 43, Chapter 4." This statement requires idle facility expenses, excessive spoilage, double freight and rehandling costs to be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our financial position or results of operations.

     In December 2004, the FASB revised SFAS No. 123, "Share-Based Payment" which supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." This

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

revised statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The revised SFAS No. 123 is effective for interim reporting periods that begin at the beginning of the next fiscal year January 1, 2006. We estimate that the impact on our net income for the full year 2004 would not have exceeded approximately $2 million or $0.05 per diluted share had we adopted the revised SFAS No. 123.

     In December 2004, the FASB issued FASB Staff Position, ("FSP") No. 109-1. FSP No. 109-1 provides guidance on the application of FASB Statement No. 109, "Accounting for Income Taxes," to the provision within The American Jobs Creation Act of 2004 ("The Act") that provides a tax deduction on qualified production activities. The purpose behind this special deduction is to provide a tax incentive to companies that maintain or expand U.S. manufacturing activities. FSP No. 109-1 was effective upon issuance. The adoption of FSP 109-1 did not have any impact on our consolidated financial statements.

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

     In March 2005, the FASB issued Interpretation No. ("FIN") 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. 46 (revised December
2003)." The statement addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or potential VIE when specific conditions exist. The guidance should be applied in the first reporting period beginning after March 3, 2005. The adoption of FSP No. FIN 46(R)-5 does not have an impact on our consolidated financial statements.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Corrections," which supercedes APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our financial position or results of operation.

     (8) We sell an interest in some of our U.S. trade accounts receivable to two third parties. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third parties, net of a factoring discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $148 million at both June 30, 2005 and 2004, respectively. We recognized a loss of approximately $1 million for each of the six months ended June 30, 2005 and 2004, respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third parties. The discount rate varies based on funding cost incurred by the third parties, and it averaged four percent during the time period in 2005 when we sold

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

receivables. We retained ownership of the remaining interest in the pool of receivables not sold to the third parties. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

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

                                                                 THREE MONTHS        SIX MONTHS
                                                                    ENDED              ENDED
                                                                   JUNE 30,           JUNE 30,
                                                                --------------    ----------------
                                                                2005     2004     2005       2004
                                                                -----    -----    -----      -----
                                                                      (MILLIONS EXCEPT SHARE
                                                                      AND PER SHARE AMOUNTS)
Net income..................................................    $  33    $  30    $  40      $  28
Add: Stock-based employee compensation expense included in
  net income, net of income tax.............................        2        1        3          8
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of
  income tax................................................       (2)      (1)      (4)        (9)
                                                                -----    -----    -----      -----
Pro forma net income........................................    $  33    $  30    $  39      $  27
                                                                =====    =====    =====      =====
Earnings per share:
Basic--as reported..........................................    $0.75    $0.73    $0.92      $0.69
Basic--pro forma............................................    $0.73    $0.73    $0.90      $0.67
Diluted--as reported........................................    $0.71    $0.69    $0.88      $0.65
Diluted--pro forma..........................................    $0.70    $0.68    $0.85      $0.63

     The fair value of each option granted during the first six months of 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for grants in the first six months of 2005 and 2004, respectively: (i) risk-free interest rates of
4.0 percent and 4.1 percent; (ii) expected lives of 7 years and 10 years; (iii) expected volatility of 43.0 percent and 43.6 percent; and (iv) no dividend yield.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     (10) Earnings per share of common stock outstanding were computed as follows:

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      JUNE 30,                       JUNE 30,
                                             --------------------------    ----------------------------
                                                2005           2004           2005             2004
                                             -----------    -----------    -----------      -----------
                                                   (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic earnings per share--
  Net income.............................    $        33    $        30    $        40      $        28
                                             ===========    ===========    ===========      ===========
  Average shares of common stock
     outstanding.........................     42,987,528     41,475,722     42,821,183       41,132,232
                                             ===========    ===========    ===========      ===========
  Earnings per average share of common
     stock...............................    $      0.75    $      0.73    $      0.92      $      0.69
                                             ===========    ===========    ===========      ===========
Diluted earnings per share--
  Net income.............................    $        33    $        30    $        40      $        28
                                             ===========    ===========    ===========      ===========
  Average shares of common stock
     outstanding.........................     42,987,528     41,475,722     42,821,183       41,132,232
  Effect of dilutive securities:
     Restricted stock....................        321,193        241,371        319,460          268,634
     Stock options.......................      1,764,040      2,464,135      1,890,333        2,438,543
                                             -----------    -----------    -----------      -----------
  Average shares of common stock
     outstanding including dilutive
     shares..............................     45,072,761     44,181,228     45,030,976       43,839,409
                                             ===========    ===========    ===========      ===========
  Earnings per average share of common
     stock...............................    $      0.71    $      0.69    $      0.88      $      0.65
                                             ===========    ===========    ===========      ===========

     Options to purchase 1,253,311 and 748,652 shares of common stock were outstanding at June 30, 2005 and 2004, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares on such dates.

     (11) Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

                                                                         THREE MONTHS ENDED
                                                                              JUNE 30,
                                                         --------------------------------------------------
                                                              2005              2004         2005      2004
                                                         --------------    --------------    ----      ----
                                                                     PENSION                 POSTRETIREMENT
                                                         --------------------------------    --------------
                                                         US     FOREIGN    US     FOREIGN     US        US
                                                         ---    -------    ---    -------    ----      ----
                                                                             (MILLIONS)
Service cost--benefits earned during the year........    $ 3      $ 2      $ 4      $ 1      $--       $ 0
Interest cost........................................      5        3        4        4        2         2
Expected return on plan assets.......................     (4)      (3)      (5)      (3)      --        --
Net amortization:
  Actuarial loss.....................................      1       --        2       --        1         1
  Prior service cost.................................      1       --       --        1       (1)       (2)
                                                         ---      ---      ---      ---      ---       ---
Net pension and postretirement costs.................    $ 6      $ 2      $ 5      $ 3      $ 2       $ 1
                                                         ===      ===      ===      ===      ===       ===

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                       ------------------------------------------------------
                                                              2005                2004         2005      2004
                                                       ------------------    --------------    ----      ----
                                                                     PENSION                   POSTRETIREMENT
                                                       ------------------------------------    --------------
                                                         US       FOREIGN    US     FOREIGN     US        US
                                                       -------    -------    ---    -------    ----      ----
                                                                             (MILLIONS)
Service cost--benefits earned during the year......      $ 8        $ 4      $ 8      $ 2      $ 1       $ 1
Interest cost......................................        9          7        8        7        4         4
Expected return on plan assets.....................       (8)        (7)      (8)      (7)      --        --
Net amortization:
  Actuarial loss...................................        2          1        2        1        3         3
  Prior service cost...............................        1         --        1        1       (3)       (4)
                                                         ---        ---      ---      ---      ---       ---
Net pension and postretirement costs...............      $12        $ 5      $11      $ 4      $ 5       $ 4
                                                         ===        ===      ===      ===      ===       ===

     For the six months ended June 30, 2005, we made pension contributions of approximately $14 million for our domestic pension plans and $5 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to make approximately $30 million to $35 million in contributions for the remainder of 2005.

     We made postretirement benefit contributions of approximately $5 million during the first six months of 2005. Based on current actuarial estimates, we believe we will be required to make approximately $4 million in contributions for the remainder of 2005.

     (12) We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $4 million at both June 30, 2005 and 2004, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

     Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility, our senior secured notes and our senior subordinated notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries. The arrangement for the $475 million senior secured notes is also secured by second-priority liens on substantially all our domestic assets, excluding some of the stock of our domestic subsidiaries. No assets or capital stock of our direct or indirect foreign subsidiaries secure these notes. You should also read Note 14 where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

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

     The following table summarizes certain Tenneco segment information:

                                                                             SEGMENT
                                                   -----------------------------------------------------------
                                                              EUROPE &
                                                    NORTH      SOUTH       ASIA      RECLASS &
                                                   AMERICA    AMERICA     PACIFIC      ELIMS      CONSOLIDATED
                                                   -------    --------    -------    ---------    ------------
                                                                           (MILLIONS)
FOR THE THREE MONTHS ENDED JUNE 30, 2005
Revenues from external customers...............    $  536      $  541      $103        $ --          $1,180
Intersegment revenues..........................         2          15         3         (20)             --
Income before interest, income taxes, and
  minority interest............................        52          27         4          --              83
FOR THE THREE MONTHS ENDED JUNE 30, 2004
Revenues from external customers...............    $  523      $  481      $109        $ --          $1,113
Intersegment revenues..........................         1          13         5         (19)             --
Income before interest, income taxes, and
  minority interest............................        50          17         9          --              76
AT JUNE 30, 2005, AND FOR THE SIX MONTHS THEN
  ENDED
Revenues from external customers...............    $1,041      $1,048      $192        $ --          $2,281
Intersegment revenues..........................         3          30         6         (39)             --
Income before interest, income taxes, and
  minority interest............................        89          32         6          --             127
Total assets...................................     1,323       1,360       277         107           3,067
AT JUNE 30, 2004, AND FOR THE SIX MONTHS THEN
  ENDED
Revenues from external customers...............    $1,026      $  923      $197        $ --          $2,146
Intersegment revenues..........................         3          26         9         (38)             --
Income before interest, income taxes, and
  minority interest............................        80          17        12          --             109
Total assets (Note 3)..........................     1,229       1,281       253         172           2,935

     In July 2005, we announced a change in the structure of our organization that will change our reportable segments. The Europe and South America segment will now include our Indian operations. While this will have no impact on our consolidated results, it will change our segment results. This change would have increased the Europe and South America segment revenues by approximately $9 million for the second quarter and $16 million for the six months ended June 30, 2005. There would have been no impact on Europe and South America EBIT for both the second quarter and the six months ended June 30, 2005. The change in segment reporting will be reflected in our Form 10-Q for the quarter ended September 30, 2005.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                         FOR THE THREE MONTHS ENDED JUNE 30, 2005
                                       ----------------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External......................        $534            $646             $ --            $  --         $1,180
     Affiliated companies..........          18             128               --             (146)            --
                                           ----            ----             ----            -----         ------
                                            552             774               --             (146)         1,180
                                           ----            ----             ----            -----         ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).....         445             642               --             (146)           941
  Engineering, research, and
     development...................          10               8               --               --             18
  Selling, general, and
     administrative................          35              58               --               --             93
  Depreciation and amortization of
     other intangibles.............          17              27               --               --             44
                                           ----            ----             ----            -----         ------
                                            507             735               --             (146)         1,096
                                           ----            ----             ----            -----         ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables......          --              (1)              --               --             (1)
  Other income (expense)...........           6              (2)              --               (4)            --
                                           ----            ----             ----            -----         ------
                                              6              (3)              --               (4)            (1)
                                           ----            ----             ----            -----         ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES........................          51              36               --               (4)            83
  Interest expense--
     External (net of interest
       capitalized)................          --               1               31               --             32
     Affiliated companies (net of
       interest income)............          43             (16)             (27)              --             --
  Income tax expense (benefit).....          24              14               (2)             (18)            18
  Minority interest................          --              --               --               --             --
                                           ----            ----             ----            -----         ------
                                            (16)             37               (2)              14             33
  Equity in net income (loss) from
     affiliated companies..........          38              --               35              (73)            --
                                           ----            ----             ----            -----         ------
NET INCOME (LOSS)..................        $ 22            $ 37             $ 33            $ (59)        $   33
                                           ====            ====             ====            =====         ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                         FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                       ----------------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External......................        $489            $624             $ --            $ --          $1,113
     Affiliated companies..........          10              81               --             (91)             --
                                           ----            ----             ----            ----          ------
                                            499             705               --             (91)          1,113
                                           ----            ----             ----            ----          ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).....         384             580               --             (91)            873
  Engineering, research, and
     development...................           9              10               --              --              19
  Selling, general, and
     administrative................          52              48               --              --             100
  Depreciation and amortization of
     other intangibles.............          20              24               --              --              44
                                           ----            ----             ----            ----          ------
                                            465             662               --             (91)          1,036
                                           ----            ----             ----            ----          ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables......          --              (1)              --              --              (1)
  Other income (expense)...........          10              (8)              --              (2)             --
                                           ----            ----             ----            ----          ------
                                             10              (9)              --              (2)             (1)
                                           ----            ----             ----            ----          ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES........................          44              34               --              (2)             76
  Interest expense--
     External (net of interest
       capitalized)................          --               2               32              --              34
     Affiliated companies (net of
       interest income)............          21              (3)             (18)             --              --
  Income tax expense (benefit).....         (31)             12              (17)             46              10
  Minority interest................          --               2               --              --               2
                                           ----            ----             ----            ----          ------
                                             54              21                3             (48)             30
  Equity in net income (loss) from
     affiliated companies..........          24              --               27             (51)             --
                                           ----            ----             ----            ----          ------
NET INCOME (LOSS)..................        $ 78            $ 21             $ 30            $(99)         $   30
                                           ====            ====             ====            ====          ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                          FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                       ----------------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External......................       $1,055          $1,226            $ --            $  --         $2,281
     Affiliated companies..........           35             258              --             (293)            --
                                          ------          ------            ----            -----         ------
                                           1,090           1,484              --             (293)         2,281
                                          ------          ------            ----            -----         ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).....          872           1,250              --             (293)         1,829
  Engineering, research, and
     development...................           24              18              --               --             42
  Selling, general, and
     administrative................           75             116              --               --            191
  Depreciation and amortization of
     other intangibles.............           35              55              --               --             90
                                          ------          ------            ----            -----         ------
                                           1,006           1,439              --             (293)         2,152
                                          ------          ------            ----            -----         ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables......           --              (1)             --               --             (1)
  Other income (expense)...........            8              (5)             --               (4)            (1)
                                          ------          ------            ----            -----         ------
                                               8              (6)             --               (4)            (2)
                                          ------          ------            ----            -----         ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES........................           92              39              --               (4)           127
  Interest expense--
     External (net of interest
       capitalized)................           --               2              62               --             64
     Affiliated companies (net of
       interest income)............           70             (18)            (52)              --             --
  Income tax expense (benefit).....           37              15              (5)             (25)            22
  Minority interest................           --               1              --               --              1
                                          ------          ------            ----            -----         ------
                                             (15)             39              (5)              21             40
  Equity in net income (loss) from
     affiliated companies..........           46              --              45              (91)            --
                                          ------          ------            ----            -----         ------
NET INCOME (LOSS)..................       $   31          $   39            $ 40            $ (70)        $   40
                                          ======          ======            ====            =====         ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                          FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                       ----------------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External......................        $890           $1,256            $ --            $  --         $2,146
     Affiliated companies..........          27              107              --             (134)            --
                                           ----           ------            ----            -----         ------
                                            917            1,363              --             (134)         2,146
                                           ----           ------            ----            -----         ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).....         703            1,133              --             (134)         1,702
  Engineering, research, and
     development...................          16               20              --               --             36
  Selling, general, and
     administrative................         108              101              --               --            209
  Depreciation and amortization of
     other intangibles.............          39               50              --               --             89
                                           ----           ------            ----            -----         ------
                                            866            1,304              --             (134)         2,036
                                           ----           ------            ----            -----         ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables......          --               (1)             --               --             (1)
  Other income (expense)...........          18              (11)             --               (7)            --
                                           ----           ------            ----            -----         ------
                                             18              (12)             --               (7)            (1)
                                           ----           ------            ----            -----         ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES........................          69               47              --               (7)           109
  Interest expense--
     External (net of interest
       capitalized)................          --                3              66               --             69
     Affiliated companies (net of
       interest income)............          42               (5)            (37)              --             --
  Income tax expense (benefit).....         (34)              14             (35)              64              9
  Minority interest................          --                3              --               --              3
                                           ----           ------            ----            -----         ------
                                             61               32               6              (71)            28
  Equity in net income (loss) from
     affiliated companies..........          38               --              22              (60)            --
                                           ----           ------            ----            -----         ------
NET INCOME (LOSS)..................        $ 99           $   32            $ 28            $(131)        $   28
                                           ====           ======            ====            =====         ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                      JUNE 30, 2005
                                       ----------------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
              ASSETS
Current assets:
  Cash and cash equivalents........       $   --          $   66           $   --          $    --        $   66
  Receivables, net.................          211             731               29             (309)          662
  Inventories......................          121             283               --               --           404
  Deferred income taxes............           60               9               52              (51)           70
  Prepayments and other............           17             116               --               --           133
                                          ------          ------           ------          -------        ------
                                             409           1,205               81             (360)        1,335
                                          ------          ------           ------          -------        ------
Other assets:
  Investment in affiliated
     companies.....................          445              --              941           (1,386)           --
  Notes and advances receivable
     from affiliates...............          625             136            4,711           (5,472)           --
  Long-term notes receivable,
     net...........................            1              20               --               --            21
  Goodwill.........................          136              59               --               --           195
  Intangibles, net.................           13              10               --               --            23
  Deferred income taxes............          256              46              175             (175)          302
  Other............................           36              70               35               --           141
                                          ------          ------           ------          -------        ------
                                           1,512             341            5,862           (7,033)          682
                                          ------          ------           ------          -------        ------
Plant, property, and equipment, at
  cost.............................          900           1,469               --               --         2,369
  Less--Reserves for depreciation
     and amortization..............          569             750               --               --         1,319
                                          ------          ------           ------          -------        ------
                                             331             719               --               --         1,050
                                          ------          ------           ------          -------        ------
                                          $2,252          $2,265           $5,943          $(7,393)       $3,067
                                          ======          ======           ======          =======        ======

LIABILITIES ANDSHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including
     current maturities of
     long-term debt)
     Short-term
       debt--non-affiliated........       $   --          $   15           $   34          $    --        $   49
     Short-term debt--affiliated...           67             147               10             (224)           --
  Trade payables...................          237             565               --              (76)          726
  Accrued taxes....................           69              22               --              (52)           39
  Other............................          123             131               36               (7)          283
                                          ------          ------           ------          -------        ------
                                             496             880               80             (359)        1,097
Long-term debt--non-affiliated.....           --              13            1,350               --         1,363
Long-term debt--affiliated.........          961             126            4,385           (5,472)           --
Deferred income taxes..............          260              58               --             (200)          118
Postretirement benefits and other
  liabilities......................          257              77               (1)               5           338
Commitments and contingencies
Minority interest..................           --              22               --               --            22
Shareholders' equity...............          278           1,089              129           (1,367)          129
                                          ------          ------           ------          -------        ------
                                          $2,252          $2,265           $5,943          $(7,393)       $3,067
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

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                         (NOTE 3)
                                                                    DECEMBER 31, 2004
                                       ----------------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
              ASSETS
Current assets:
  Cash and cash equivalents........       $  140          $   74           $   --          $    --        $  214
  Receivables, net.................          122             588               27             (249)          488
  Inventories......................          116             280               --               --           396
  Deferred income taxes............           59              10               23              (22)           70
  Prepayments and other............           12             112               --               --           124
                                          ------          ------           ------          -------        ------
                                             449           1,064               50             (271)        1,292
                                          ------          ------           ------          -------        ------
Other assets:
  Investment in affiliated
     companies.....................          396              --              980           (1,376)           --
  Notes and advances receivable
     from affiliates...............        3,060              87            4,588           (7,735)           --
  Long-term notes receivable,
     net...........................            2              22               --               --            24
  Goodwill.........................          136              60               --               --           196
  Intangibles, net.................           14              10               --               --            24
  Deferred income taxes............          275              29              179             (179)          304
  Other............................           37              73               35               --           145
                                          ------          ------           ------          -------        ------
                                           3,920             281            5,782           (9,290)          693
                                          ------          ------           ------          -------        ------
Plant, property, and equipment, at
  cost.............................          894           1,557               --               --         2,451
  Less--Reserves for depreciation
     and amortization..............          553             764               --               --         1,317
                                          ------          ------           ------          -------        ------
                                             341             793               --               --         1,134
                                          ------          ------           ------          -------        ------
                                          $4,710          $2,138           $5,832          $(9,561)       $3,119
                                          ======          ======           ======          =======        ======
   LIABILITIES AND SHAREHOLDERS'
               EQUITY
Current liabilities:
  Short-term debt (including
     current maturities of
     long-term debt)
     Short-term
       debt--non-affiliated........       $   --          $   14           $    5          $    --        $   19
     Short-term debt--affiliated...           93              69               10             (172)           --
  Trade payables...................          218             552               --              (74)          696
  Accrued taxes....................           25              21               --              (22)           24
  Other............................          135             141               34               (2)          308
                                          ------          ------           ------          -------        ------
                                             471             797               49             (270)        1,047
Long-term debt-non-affiliated......           --              16            1,385               --         1,401
Long-term debt-affiliated..........        3,408              79            4,248           (7,735)           --
Deferred income taxes..............          242              63               --             (179)          126
Postretirement benefits and other
  liabilities......................          261              95               --                6           362
Commitments and contingencies
Minority interest..................           --              24               --               --            24
Shareholders' equity...............          328           1,064              150           (1,383)          159
                                          ------          ------           ------          -------        ------
                                          $4,710          $2,138           $5,832          $(9,561)       $3,119
                                          ======          ======           ======          =======        ======

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                              SIX MONTHS ENDED JUNE 30, 2005
                                       ----------------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities.............       $   7           $  35             $(113)          $  --         $ (71)
                                          -----           -----             -----           -----         -----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets...........................           2               1                --              --             3
Expenditures for plant, property,
  and equipment....................         (23)            (40)               --              --           (63)
Acquisition of business............          --             (11)               --              --           (11)
Investments and other..............           3              (1)               --              --             2
                                          -----           -----             -----           -----         -----
Net cash used by investing
  activities.......................         (18)            (51)               --              --           (69)
                                          -----           -----             -----           -----         -----
FINANCING ACTIVITIES
Issuance of common shares..........          --              --                 4              --             4
Retirement of long-term debt.......          --              (2)              (40)             --           (42)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt.....        (169)            170                33              --            34
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations.........          40            (156)              116              --            --
Other..............................          --              --                --              --            --
                                          -----           -----             -----           -----         -----
Net cash provided (used) by
  financing activities.............        (129)             12               113              --            (4)
                                          -----           -----             -----           -----         -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents......................          --              (4)               --              --            (4)
                                          -----           -----             -----           -----         -----
Increase (decrease) in cash and
  cash equivalents.................        (140)             (8)               --              --          (148)
Cash and cash equivalents, January
  1................................         140              74                --              --           214
                                          -----           -----             -----           -----         -----
Cash and cash equivalents, June 30
  (Note)...........................       $  --           $  66             $  --           $  --         $  66
                                          =====           =====             =====           =====         =====

NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

             TENNECO AUTOMOTIVE INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                              SIX MONTHS ENDED JUNE 30, 2004
                                       ----------------------------------------------------------------------------
                                                                           TENNECO
                                                                       AUTOMOTIVE INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities.............        $ 80            $ 93             $(114)          $  --          $ 59
                                           ----            ----             -----           -----          ----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets...........................          --              11                --              --            11
Expenditures for plant, property,
  and equipment....................         (18)            (36)               --              --           (54)
Investments and other..............          (1)             (1)               --              --            (2)
                                           ----            ----             -----           -----          ----
Net cash used by investing
  activities.......................         (19)            (26)               --              --           (45)
                                           ----            ----             -----           -----          ----
FINANCING ACTIVITIES
Issuance of common shares..........          --              --                 4              --             4
Retirement of long-term debt.......          --              (2)               (2)             --            (4)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt.....          --               1                --              --             1
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations.........         (35)            (77)              112              --            --
Other..............................          --               2                --              --             2
                                           ----            ----             -----           -----          ----
Net cash provided (used) by
  financing activities.............         (35)            (76)              114              --             3
                                           ----            ----             -----           -----          ----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents......................          --               4                --              --             4
                                           ----            ----             -----           -----          ----
Increase (decrease) in cash and
  cash equivalents.................          26              (5)               --              --            21
Cash and cash equivalents, January
  1................................          70              75                --              --           145
                                           ----            ----             -----           -----          ----
Cash and cash equivalents, June 30
  (Note)...........................        $ 96            $ 70             $  --           $  --          $166
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

     We have a substantial amount of indebtedness, with total debt, net of cash balances, of $1.346 billion as of June 30, 2005. As such, our ability to generate cash--both to fund operations and service our debt--is also a significant area of focus for our company. See "Liquidity and Capital Resources" below for further discussion of cash flows.

     Total revenues for the second quarter of 2005 were $1.2 billion, a six percent increase over the second quarter of 2004. Higher global OE volumes, customer recovery related to higher steel costs, strengthening currencies, and improved aftermarket revenues primarily drove this increase. The balanced distribution of our customers, geographies, markets, products and platforms allowed us to outperform market production rates in a difficult auto environment. Gross margin for the second quarter of 2005 was 20.3 percent down
1.3 percent from 21.6 percent in the second quarter of 2004. Higher gross steel costs of $35 million, restructuring charges and business mix more than offset savings and improved efficiencies from Lean manufacturing, Six Sigma programs, cost recoveries, and other cost reduction initiatives. We reported selling, general, administrative and engineering expenses for the second quarter of 2005 of 9.4 percent of revenues, as compared to 10.7 percent of revenues for the second quarter of 2004. The improvement was driven by restructuring savings and tight discretionary spending controls. EBIT was $83 million for the second quarter of 2005, up $7 million from the $76 million reported in the second quarter of 2004. Stronger global volumes and lower restructuring-related expenses, customer changeover costs and consulting fees indexed to the stock price helped drive this improvement.

     Total revenues for the first six months of 2005 were $2.3 billion, a six percent increase over the $2.1 billion reported for the same period last year. Strong OE volumes, customer recovery related to higher steel costs, improved aftermarket revenues and currency appreciation primarily drove this increase. Gross margin for first six months of 2005 was 19.8 percent down nine-tenths of a percent from 20.7 for the first six months of 2004 primarily due to the impact of higher materials costs. Selling, general, administrative and engineering expenses for the first six months of 2005 were 10.2 percent of revenues, compared to the 11.4 percent of revenues reported for the same period last year. The decrease was driven by higher sales volumes, headcount reductions taken at the end of 2004, and tight controls on discretionary spending. EBIT was $127 million for the first six months of 2005, up $18 million from the $109 million reported for prior year. The increase in EBIT was primarily driven by higher volumes and lower restructuring-related expenses, customer changeover costs and consulting fees indexed to the stock price.

     In October 2004, we announced a change in the structure of our organization that impacts our reportable segments. The European segment now includes South American operations. In addition, Asia Pacific is a new reportable segment that includes Asian and Australian operations. The change in segment reporting has been reflected in this management discussion and analysis for quarters ended June 30, 2005 and prior.

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

     In July 2005, we announced a change in the structure of our organization that will change our reportable segments. The Europe and South America segment will now include our Indian operations. While this will have no impact on our consolidated results, it will change our segment results. This change would have increased the Europe and South America segment revenues by approximately $9 million for the second quarter and $16 million for the six months ended June 30, 2005. There would have been no impact on Europe and South America EBIT for both the second quarter and the six months ended June 30, 2005. The change in segment reporting will be reflected in our Form 10-Q for the quarter ended September 30, 2005.

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the second quarter of 2005 and 2004. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. Additionally, "pass-through" catalytic converter sales include precious metals pricing, which may be volatile. These "pass-through" catalytic converter sales occur when, at the direction of our OE customers, we purchase catalytic converters or components from suppliers, use them in our manufacturing process, and sell them as part of the completed system. While our original equipment customers assume the risk of this volatility, it impacts our reported revenue. Excluding "pass-through" catalytic converter sales removes this impact. We have not reflected any currency impact in the 2004 table since this is the base period for measuring the effects of currency during 2005 on our operations. We use this information to analyze the trend in our revenues before these factors. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

                                                              THREE MONTHS ENDED JUNE 30, 2005
                                              -----------------------------------------------------------------
                                                                                   PASS-THROUGH      REVENUES
                                                                                      SALES         EXCLUDING
                                                                      REVENUES      EXCLUDING      CURRENCY AND
                                                          CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                              REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                              --------    --------    ---------    ------------    ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control............................     $  103       $--        $  103          $ --            $103
  Emission Control........................         43        --            43            --              43
                                               ------       ---        ------          ----            ----
       Total North America Aftermarket....        146        --           146            --             146
North America Original Equipment
  Ride Control............................        131        --           131            --             131
  Emission Control........................        259         3           256            68             188
                                               ------       ---        ------          ----            ----
       Total North America Original
          Equipment.......................        390         3           387            68             319
          Total North America.............        536         3           533            68             465
Europe Aftermarket
  Ride Control............................         51         1            50            --              50
  Emission Control........................         58         2            56            --              56
                                               ------       ---        ------          ----            ----
       Total Europe Aftermarket...........        109         3           106            --             106
Europe Original Equipment
  Ride Control............................         98         5            93            --              93
  Emission Control........................        284        10           274            85             189
                                               ------       ---        ------          ----            ----
       Total Europe Original Equipment....        382        15           367            85             282
South America.............................         50         7            43             3              40
       Total Europe & South America.......        541        25           516            88             428
Asia......................................         44         1            43            11              32
Australia.................................         59         4            55             5              50
                                               ------       ---        ------          ----            ----
          Total Asia Pacific..............        103         5            98            16              82
                                               ------       ---        ------          ----            ----
Total Tenneco Automotive..................     $1,180       $33        $1,147          $172            $975
                                               ======       ===        ======          ====            ====

                                                              THREE MONTHS ENDED JUNE 30, 2004
                                              -----------------------------------------------------------------
                                                                                   PASS-THROUGH      REVENUES
                                                                                      SALES         EXCLUDING
                                                                      REVENUES      EXCLUDING      CURRENCY AND
                                                          CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                              REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                              --------    --------    ---------    ------------    ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control............................     $  100      $  --       $  100          $ --            $100
  Emission Control........................         44         --           44            --              44
                                               ------      -----       ------          ----            ----
     Total North America Aftermarket......        144         --          144            --             144
North America Original Equipment
  Ride Control............................        120         --          120            --             120
  Emission Control........................        259         --          259            84             175
                                               ------      -----       ------          ----            ----
     Total North America Original
       Equipment..........................        379         --          379            84             295
       Total North America................        523         --          523            84             439
Europe Aftermarket
  Ride Control............................         51         --           51            --              51
  Emission Control........................         52         --           52            --              52
                                               ------      -----       ------          ----            ----
     Total Europe Aftermarket.............        103         --          103            --             103
Europe Original Equipment
  Ride Control............................         91         --           91            --              91
  Emission Control........................        252         --          252            81             171
                                               ------      -----       ------          ----            ----
     Total Europe Original Equipment......        343         --          343            81             262
South America.............................         35         --           35             3              32
          Total Europe & South America....        481         --          481            84             397
Asia......................................         58         --           58            20              38
Australia.................................         51         --           51             4              47
                                               ------      -----       ------          ----            ----
       Total Asia Pacific.................        109         --          109            24              85
                                               ------      -----       ------          ----            ----
Total Tenneco Automotive..................     $1,113      $  --       $1,113          $192            $921
                                               ======      =====       ======          ====            ====

     Revenues from our North American operations increased $13 million in the second quarter of 2005 compared to the same period last year reflecting higher sales from both the OE and aftermarket businesses. Total North American OE revenues were up $11 million to $390 million in the second quarter of 2005, as compared to $379 million for the second quarter of 2004. OE emission control volumes for the second quarter of 2005 were flat with the prior year primarily as a result of lower pass-through sales. Pass-through catalytic converter sales were down 19 percent to $68 million, mostly driven by the expiration of the prior Ford Mustang platform. Adjusted for pass-through sales, OE emission control sales were up $13 million compared to the prior year. OE ride control revenues for the second quarter of 2005 increased nine percent from the prior year, driven by higher heavy-duty volumes as well as increased sales on specific Nissan and DaimlerChrysler platforms. Total OE revenues, excluding pass-through sales and currency, increased eight percent in the second quarter of 2005, while the North American light vehicle production experienced a two percent decline. Favorable platform mix, increasing exposure to Japanese OE manufacturers, strong heavy-duty ride control volumes and $10 million in revenues from our recent acquisition of the exhaust business for Harley Davidson helped offset production declines on key vehicle platforms. Aftermarket revenues for North America were $146 million in the second quarter of 2005, representing an increase of one percent compared to the prior year. Aftermarket ride control revenues increased $3 million or three percent in the second quarter of 2005, due to price increases, driven by higher steel costs. Aftermarket emission control revenues decreased four percent in the second quarter of 2005 compared to 2004. Customer consolidations and softer market conditions were primary reasons for the decline.

     Our European and South American segment's revenues increased $60 million or 13 percent in the second quarter of 2005 compared to last year. Total Europe OE revenues were $382 million in the second quarter of

2005, up 12 percent from last year. OE emission control revenues increased 13 percent to $284 million in the second quarter of 2005, from $252 million in the prior year. Excluding a $4 million increase in pass-through sales and a $10 million increase due to strengthening currency, OE emission control revenues increased 12 percent over 2004. Our OE emission control revenues significantly exceeded the one percent European light vehicle production rate increase as a result of our position on successful platforms with Audi, Volkswagen, DaimlerChrysler, PSA, Porsche and BMW. OE ride control revenues increased to $98 million in the second quarter of 2005, up eight percent from $91 million a year ago. We changed our reporting in the second quarter of 2005 for an "assembly-only" contract with an European OE ride control customer and began accounting for those revenues as net of the related cost of sales. If we reported our second quarter 2004 revenues in the same manner, they would have been lower by $15 million. Our OE ride control revenue excluding a $5 million benefit from currency appreciation, increased one percent. We experienced an increase in OE ride control revenues due to stronger sales on new and existing platforms with Volkswagen, Audi, Ford, Nissan and Suzuki. European aftermarket sales were $109 million in the second quarter of 2005 compared to $103 million last year. Excluding $3 million attributable to currency appreciation, European aftermarket revenues increased three percent in the second quarter of 2005 compared to last year. Ride control aftermarket revenues, excluding the impact of currency, were down four percent compared to the prior year as a result of heightened competition, a soft market environment in Southern Europe and weaker exports due to the comparatively stronger euro. Aftermarket emission control revenues excluding currency increased by 10 percent, benefiting from market share gains that are offsetting market declines relating to the introduction of stainless steel (which lengthens our products' useful lives) by OE manufacturers about 10 years ago. South American revenues were $50 million during the second quarter of 2005, compared with $35 million a year earlier due to both higher OE and aftermarket revenues. Currency appreciation in Brazil and Argentina also added $7 million to South America's revenues.

     Revenues from our Asia Pacific segment, which includes Australia and Asia, decreased $6 million to $103 million in the second quarter of 2005 as compared to $109 million in the prior year. The Chinese government's restraints on lending for new vehicles combined with continued soft consumer sales at our largest China customer, Volkswagen, drove decreased revenues of $14 million at our Asian operations. In Australia, stronger OE volumes and strengthening currency increased revenues by 16 percent to $59 million. Excluding the impact of currency, Australian revenues increased eight percent.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                                ---------------
                                                                2005       2004       CHANGE
                                                                ----       ----       ------
                                                                         (MILLIONS)
North America...............................................    $52        $50         $ 2
Europe & South America......................................     27         17          10
Asia Pacific................................................      4          9          (5)
                                                                ---        ---         ---
                                                                $83        $76         $ 7
                                                                ===        ===         ===

     The EBIT results shown in the preceding table include the following items, discussed below under "Restructuring and Other Charges" which have an effect on the comparability of EBIT results between periods:

                                                                  THREE MONTHS
                                                                     ENDED
                                                                    JUNE 30,
                                                                ----------------
                                                                2005        2004
                                                                -----       ----
                                                                   (MILLIONS)
North America
  Restructuring-related expenses............................    $ --         $1
  Changeover costs for a major new aftermarket customer.....      --          2
  Consulting fees indexed to stock price....................      --          1
Europe & South America
  Restructuring-related expenses............................       2          4

     EBIT for North American operations increased to $52 million in the second quarter of 2005, from $50 million one year ago. Higher OE volumes increased EBIT by $5 million. Higher North American aftermarket revenues increased EBIT by $2 million. Lower selling, general, administrative and engineering costs improved EBIT by $8 million. These increases to North America EBIT were partially offset by steel cost increases, net of other material costs savings and recovery from customers. Included in North America's second quarter 2004 EBIT were $1 million in restructuring and restructuring-related expenses, $2 million of changeover costs for a major new aftermarket customer and $1 million in consulting fees indexed to stock price. The customer changeover costs include the cost of acquiring and disposing of competitor inventory when we supply aftermarket parts to a new customer. These costs were substantial in the second quarter of 2004 as we replaced one of our competitors at a significant customer. The 2004 consulting fees relate to a 1999 agreement that provided that a portion of the consultant's compensation would be in stock appreciation rights that were priced above the market price of our stock at the grant date. These rights expired in November 2004.

     Our European and South American segment's EBIT was $27 million for the second quarter of 2005 compared to $17 million during the same period last year. Higher European OE volumes from both emission and ride control product lines contributed $6 million to EBIT. Higher European aftermarket revenues improved EBIT by $5 million. These increases to European EBIT were partially offset by steel cost increases, net of other material cost savings and recovery from customers. South American pricing offset higher steel and manufacturing costs. Included in Europe and South America's second quarter 2005 EBIT was $2 million in restructuring and restructuring-related expenses. Europe and South America's 2004 EBIT included $4 million in restructuring and restructuring-related expenses.

     EBIT for our Asia Pacific segment was $4 million in the second quarter of 2005 compared to $9 million in the second quarter of 2004. Reduced volumes, primarily in China, negatively impacted EBIT by $4 million. Steel cost increases, net of other expected material cost savings and recovery from customers, also negatively impacted Asia Pacific's EBIT. Partially offsetting these decreases to EBIT were manufacturing cost reductions and efficiencies of $2 million.

EBIT AS A PERCENTAGE OF REVENUE

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                                ---------------
                                                                2005       2004
                                                                ----       ----
North America...............................................    10%        10%
Europe & South America......................................     5%         4%
Asia Pacific................................................     4%         8%
  Total Tenneco Automotive..................................     7%         7%

     In North America, EBIT as a percentage of revenue for the second quarter of 2005 remained flat compared to the prior year. As a percent of revenues, higher volumes in the OE segments, customer price recovery and lower selling, general, administrative and engineering costs were offset by higher steel costs. In Europe and South America, EBIT margins for the second quarter of 2005 increased one percent compared to the prior year. OE volume increases and customer price recovery more than offset the impact of higher steel costs. EBIT as a percentage of revenue for our Asia Pacific operations decreased four percent in the second quarter of 2005 from the prior year. Lower volumes and higher material costs drove the decrease.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $32 million in the second quarter of 2005 compared to $34 million in the prior year. This decrease is primarily due to the November 2004 refinancing of $500 million 11 5/8 percent senior subordinated notes for $500 million of 8 5/8 percent senior subordinated notes due in 2014. Interest expense was also reduced due to a $40 million prepayment of our senior term loan B facility and an amendment to our senior credit facility to reduce by 75 basis points the interest rate on the term loan B facility and the tranche B-1 letter of credit/revolving loan facility. These decreases were partially offset by higher interest expense on the variable portion of our debt. See more detailed explanations on our debt structure, including our issuance of $500 million of 8 5/8 percent senior subordinated notes due 2014 in November 2004, prepayments and amendments to our senior credit facility in February of 2005, and their anticipated impact on our interest expense, in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2004 resulted in lower interest expense of approximately $3 million for the year ended December 31, 2004. Based on the rate in effect through July 15, 2005 and using the current LIBOR as determined under these agreements of 3.82 percent (which remains in effect until January 15, 2006), these swaps would reduce our 2005 annual interest expense by approximately $2 million compared to having this debt remain fixed. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and as such are recorded on the balance sheet at market value with an offset to the underlying hedged item, which is long-term debt. As of June 30, 2005, the fair value of the interest rate swaps was close to zero and as such did not have a material impact on our financial position.

INCOME TAXES

     Income taxes were $18 million in the second quarter of 2005, compared to $10 million in the prior year. The second quarter of 2005 included $1 million of tax expense, primarily related to adjusting state tax net operating loss carryforwards, partially offset by settlement of prior year tax issues on a more favorable basis than originally anticipated. Including these adjustments the effective tax for the second quarter of 2005 was 36 percent. Excluding this adjustment our effective tax rate was 33 percent. The second quarter of 2004 included $4 million of tax benefits, reflecting the settlement of prior year tax issues on a more favorable basis than originally anticipated. Including these benefits the effective tax for the first six months of 2004 was 23 percent. Excluding these benefits our effective tax rate was 34 percent.

EARNINGS PER SHARE

     We reported net income of $33 million or $0.71 per diluted common share for the second quarter of 2005, as compared to earnings of $30 million or $0.69 per diluted common share for the second quarter of 2004. Included in the results for the second quarter of 2005 were negative impacts from expenses related to our restructuring activities and a tax adjustment for state net operating loss carryforwards. The net impact of these items decreased earnings per diluted share by $0.06. Included in the results for the second three months of 2004 were negative impacts from expenses related to our restructuring activities, customer changeover costs for a major new aftermarket customer, consulting fees indexed to the stock price and tax benefits for the resolution of outstanding tax issues. The net impact of these items decreased earnings per diluted share by

$0.01. Please read the Notes to the consolidated financial statements for more detailed information on earnings per share.

RESTRUCTURING AND OTHER NONRECURRING CHARGES

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

     In October 2004, we announced a plan to eliminate 250 salaried positions through selected layoffs and an elective early retirement program. The majority of layoffs were at middle and senior management levels. We expect to incur total charges of approximately $24 to $26 million related to these reductions. As of June 30, 2005, we have incurred $23 million in severance costs. Of this total, $7 million was recorded in cost of sales and $16 million was recorded in selling, general and administrative expense. Of the total $23 million in severance costs incurred to date, $20 million were cash payments with the remainder accrued in other short-term liabilities. We expect to generate savings of approximately $20 million annually from this initiative.

     Including the above costs, we incurred $5 million in restructuring and restructuring-related costs in the first half of 2005. Including the costs incurred in 2002 through 2004 of $59 million, we have incurred a total of $64 million for activities related to our restructuring initiatives.

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

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we were allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives over the 2002 to 2006 time period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. In February of 2005, our senior credit facility was amended to exclude all remaining cash charges and expenses related to restructuring initiatives started before February of 2005. As of June 30, 2005, we have excluded $62 million in allowable charges relating to restructuring initiatives previously started.

     Under our amended facility, we are allowed to exclude up to an additional $60 million of cash charges and expenses, before taxes, related to restructuring activities initiated after February 2005 from the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2005, we have excluded $2 million in allowable charges relating to restructuring initiatives against the $60 million available under the terms of the February 2005 amendment to the senior credit facility.

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

Long-Term Receivables

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At June 30, 2005, we had $16 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels. We have not experienced any material losses on arrangements where we have a contractual guarantee of reimbursement from our customers.

Income Taxes

     We have a U.S. Federal tax net operating loss ("NOL") carryforward at June 30, 2005, of $561 million, which will expire in varying amounts from 2018 to 2025. The federal tax effect of that NOL is $196 million, and is recorded as an asset on our balance sheet at June 30, 2005. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and upon strategies available to accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of June 30, 2005, we believe that there has been a significant change in our ownership, but not a majority change, in the last three years.

Stock-Based Compensation

     We utilize the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If our compensation costs for our stock-based compensation plans were determined using the fair value method of accounting as provided in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," we estimate that our pro-forma net income (loss) and earnings (loss) per share would be lower by less than $1 million or $0.01 per diluted share for the second quarter of 2005 compared to less than $1 million or $0.02 per diluted share for the second quarter of 2004.

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

Pension and Other Postretirement Benefits

     We have various defined benefit pension plans that cover substantially all of our employees. We also have postretirement health care and life insurance plans that cover a majority of our domestic employees. Our pension and postretirement health care and life insurance expenses and valuations are dependent on management's assumptions used by our actuaries in calculating such amounts. These assumptions include discount rates, health care cost trend rates, long-term return on plan assets, retirement rates, mortality rates and other factors. Health care cost trend rate assumptions are developed based on historical cost data and an assessment of likely long-term trends. Retirement rates are based primarily on actual plan experience while mortality rates are based upon the general population experience which is not expected to differ materially from our experience.

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

     Except in the U.K., generally, our pension plans do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At June 30, 2005, all legal funding requirements had been met. Other postretirement benefit obligations, such as retiree medical, and certain foreign pension plans are not funded.

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

     In accordance with GAAP, the change in inventory accounting has been applied by adjusting prior year's financial statements. The effect of the change in accounting principle as of December 31, 2004, was to increase inventories by $14 million, reduce deferred tax assets by $5 million, and increase retained earnings by $9 million. There was no impact on consolidated net income (loss) for the six-month periods ended June 30, 2004 from this restatement.

CHANGES IN ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs an amendment of Accounting Research Bulletin No. 43, Chapter 4." This statement requires idle facility expenses, excessive spoilage, double freight and rehandling costs to be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our financial position or results of operations.

     In December 2004, the FASB revised SFAS No. 123, "Share-Based Payment" which supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." This revised statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The revised SFAS No. 123 is effective for interim reporting periods that begin at the beginning of the next fiscal year January 1, 2006. We estimate that the impact on our net income for the full year 2004 would not have exceeded approximately $2 million or $0.05 per diluted share had we adopted the revised SFAS No. 123.

     In December 2004, the FASB issued FASB Staff Position, ("FSP") No. 109-1. FSP No. 109-1 provides guidance on the application of FASB Statement No. 109, "Accounting for Income Taxes," to the provision within The American Jobs Creation Act of 2004 ("The Act") that provides a tax deduction on qualified production activities. The purpose behind this special deduction is to provide a tax incentive to companies that maintain or expand U.S. manufacturing activities. FSP No. 109-1 was effective upon issuance. The adoption of FSP 109-1 did not have any impact on our consolidated financial statements.

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

     In March 2005, the FASB issued Interpretation No. ("FIN") 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. 46 (revised December
2003)." The statement addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or potential VIE when specific conditions exist. The guidance should be applied in the first reporting period beginning after March 3, 2005. The adoption of FSP No. FIN 46(R)-5 does not have an impact on our consolidated financial statements.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Corrections," which supercedes APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our financial position or results of operation.

RESULTS FROM OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the first six months of 2005 and 2004, including the same reconciliations as are presented above for the second quarter of 2005 and 2004. See "Results from Operations for the Three Months Ended June 30, 2005 and 2004" for a description of why we present, and how we use, these reconciliations.

                                                               SIX MONTHS ENDED JUNE 30, 2005
                                              -----------------------------------------------------------------
                                                                                   PASS-THROUGH      REVENUES
                                                                                      SALES         EXCLUDING
                                                                      REVENUES      EXCLUDING      CURRENCY AND
                                                          CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                              REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                              --------    --------    ---------    ------------    ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control............................     $  194       $--        $  194          $ --           $  194
  Emission Control........................         82        --            82            --               82
                                               ------       ---        ------          ----           ------
     Total North America Aftermarket......        276        --           276            --              276
North America Original Equipment
  Ride Control............................        258        --           258            --              258
  Emission Control........................        507         5           502           135              367
                                               ------       ---        ------          ----           ------
     Total North America Original
       Equipment..........................        765         5           760           135              625
       Total North America................      1,041         5         1,036           135              901
Europe Aftermarket
  Ride Control............................         88         3            85            --               85
  Emission Control........................        103         4            99            --               99
                                               ------       ---        ------          ----           ------
     Total Europe Aftermarket.............        191         7           184            --              184
Europe Original Equipment
  Ride Control............................        207        16           191            --              191
  Emission Control........................        556        26           530           160              370
                                               ------       ---        ------          ----           ------
     Total Europe Original Equipment......        763        42           721           160              561
South America.............................         94        10            84             7               77
       Total Europe & South America.......      1,048        59           989           167              822
Asia......................................         86         1            85            24               61
Australia.................................        106         5           101             9               92
                                               ------       ---        ------          ----           ------
       Total Asia Pacific.................        192         6           186            33              153
                                               ------       ---        ------          ----           ------
Total Tenneco Automotive..................     $2,281       $70        $2,211          $335           $1,876
                                               ======       ===        ======          ====           ======

                                                               SIX MONTHS ENDED JUNE 30, 2004
                                              -----------------------------------------------------------------
                                                                                   PASS-THROUGH      REVENUES
                                                                                      SALES         EXCLUDING
                                                                      REVENUES      EXCLUDING      CURRENCY AND
                                                          CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                              REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                              --------    --------    ---------    ------------    ------------
                                                                         (MILLIONS)
North America Aftermarket
  Ride Control............................     $  185      $  --       $  185          $ --           $  185
  Emissions Control.......................         81         --           81            --               81
                                               ------      -----       ------          ----           ------
       Total North America Aftermarket....        266         --          266            --              266
North America Original Equipment
  Ride Control............................        238         --          238            --              238
  Emissions Control.......................        522         --          522           172              350
                                               ------      -----       ------          ----           ------
       Total North America Original
          Equipment.......................        760         --          760           172              588
          Total North America.............      1,026         --        1,026           172              854
Europe Aftermarket
  Ride Control............................         89         --           89            --               89
  Emissions Control.......................         94         --           94            --               94
                                               ------      -----       ------          ----           ------
       Total Europe Aftermarket...........        183         --          183            --              183
Europe Original Equipment
  Ride Control............................        176         --          176            --              176
  Emissions Control.......................        495         --          495           158              337
                                               ------      -----       ------          ----           ------
       Total Europe Original Equipment....        671         --          671           158              513
South America.............................         69         --           69             7               62
          Total Europe and South
            America.......................        923         --          923           165              758
Asia......................................         97         --           97            33               64
Australia.................................        100         --          100             8               92
                                               ------      -----       ------          ----           ------
          Total Asia Pacific..............        197         --          197            41              156
                                               ------      -----       ------          ----           ------
Total Tenneco Automotive..................     $2,146      $  --       $2,146          $378           $1,768
                                               ======      =====       ======          ====           ======

     Revenues from our North American operations increased $15 million in the first six months of 2005 compared to last year's first six months reflecting higher sales from both OE and aftermarket businesses. Total North American OE revenues increased one percent to $765 million in the first six months of this year. OE emission control revenues were down three percent in the first six months of 2005 as compared to the prior year. Pass-through emission control sales decreased 22 percent to $135 million in the first six months of 2005. Adjusted for pass-through sales, and currency, OE emission control sales were up five percent compared to the prior year. OE ride control revenues increased eight percent from the prior year. Total OE revenues, excluding pass-through sales, and currency, increased six percent in the first six months of 2005, while North American light vehicle production was down three percent from the first six months a year ago. Our revenue improvement was greater than the North American light vehicle production rate primarily due to our strong position on top-selling platforms, as well as higher heavy-duty volumes. Aftermarket revenues for North America were $276 million in the first six months of 2005, representing an increase of four percent compared to the same period in the prior year. Aftermarket ride control revenues increased $9 million or 5 percent in the first six months of 2005, primarily due to customer recovery and higher sales of premium priced products. Aftermarket emission control revenues increased one percent in the first six months of 2005 compared to 2004, mostly due to price increases driven by higher steel costs.

     Our European and South American segment's revenues increased $125 million or 14 percent in the first six months of 2005 compared to last year's first six months. Total Europe OE revenues were $763 million, up 14 percent from the first six months of last year. OE emission control revenues in the first six months increased 12 percent to $556 million from $495 million in the prior year. Excluding a $2 million increase in pass-through sales and a $26 million increase due to strengthening currency, OE emissions control revenues increased 10 percent over the first six months of 2004. This improvement was greater than overall European production levels, which remained relatively unchanged during the first six months compared to a year ago. Strong volumes on PSA, DaimlerChrysler, Volkswagen, Audi, BMW and Porsche platforms more than offset the general market's flat production rates. OE ride control revenues in the first six months increased to $207 million, up 18 percent from $176 million a year ago. We changed our reporting in the second quarter of 2005 for an "assembly-only" contract with an European OE ride control customer and began accounting for those revenues as net of the related cost of sales. Excluding a $16 million benefit from currency appreciation, OE ride control revenues increased eight percent. We experienced this revenue increase despite the overall flat market build rates due to stronger sales on new and existing platforms with Volkswagen, Audi, Ford, Nissan, and Suzuki. European aftermarket sales were $191 million in the first six months of this year compared to $183 million in last year's first six months. Excluding $7 million attributable to currency appreciation, European aftermarket revenues were relatively flat in the first six months of 2005 compared to the same period last year. Ride control aftermarket revenues, excluding the impact of currency, were down five percent compared with the prior year, reflecting continued market pressure from customer consolidations. Aftermarket emission control revenues were up 10 percent to $103 million compared to the six month period of last year. Excluding the impact of currency, European aftermarket emission control revenues increased five percent from the prior year. Stronger volumes, pricing and currency appreciation increased South American revenues by $25 million or 38 percent over the same period last year.

     Revenues from our Asia Pacific operations, which include Australia and Asia, decreased $5 million to $192 million in the first six months of 2005 as compared to $197 million in the first six months of the prior year. Lower OE volumes and pass-through sales drove decreased revenues of $11 million at our Asian operations. In Australia, stronger OE volumes and strengthening currency increased revenues by six percent to $106 million.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

                                                                 SIX MONTHS
                                                                   ENDED
                                                                  JUNE 30,
                                                                ------------
                                                                2005    2004    CHANGE
                                                                ----    ----    ------
                                                                      (MILLIONS)
North America...............................................    $ 89    $ 80     $ 9
Europe & South America......................................      32      17      15
Asia Pacific................................................       6      12      (6)
                                                                ----    ----     ---
                                                                $127    $109     $18
                                                                ====    ====     ===

     The EBIT results shown in the preceding table include the following items, discussed above under "Restructuring and Other Nonrecurring Charges", which have an effect on the comparability of EBIT results between periods:

                                                                 SIX MONTHS
                                                                   ENDED
                                                                  JUNE 30,
                                                                ------------
                                                                2005    2004
                                                                ----    ----
                                                                 (MILLIONS)
North America
  Restructuring-related expenses............................     $2      $3
  Changeover costs for a major new aftermarket customer.....     --       8
  Consulting fees indexed to stock price....................     --       2
Europe & South America
  Restructuring-related expenses............................      3       7
  Consulting fees indexed to stock price....................     --       1
Asia Pacific
  Consulting fees indexed to stock price....................     --       1

     EBIT for North American operations increased to $89 million in the first six months of 2005, from $80 million one year ago. Higher OE volumes increased EBIT by $6 million. Higher North American aftermarket revenues increased EBIT by $11 million. Lower selling, general, administrative and engineering costs improved EBIT by $18 million. These increases to North America EBIT were partially offset by steel cost increases, net of other material costs savings and recovery from customers. Included in North America's EBIT for the first six months of 2005 was $2 million in restructuring and restructuring-related costs. Included in North America's EBIT for the first six months of 2004 were $3 million in restructuring and restructuring-related expenses, $8 million of changeover costs for a major new aftermarket customer and $2 million in consulting fees indexed to stock price. The customer changeover costs include the cost of acquiring and disposing of competitor inventory when we supply aftermarket parts to a new customer. These costs were substantial in the first half of 2004 as we replaced a competitor at a significant customer. The 2004 consulting fees relate to a 1999 agreement that provided that a portion of the consultant's compensation would be in stock appreciation rights that were priced above the market price of our stock at the grant date. These rights expired in November 2004.

     Our European and South American segment's EBIT was $32 million for the first half of 2005 compared to $17 million during the same period last year. Higher European OE volumes from both emission and ride control product lines contributed $10 million to EBIT. Higher Europe aftermarket revenues improved EBIT by $7 million. These increases to European EBIT were partially offset by steel cost increases, net of other material cost savings and recovery from customers. In addition, higher selling, general, administrative, and engineering costs reduced EBIT by $3 million. South American pricing offset higher steel and manufacturing costs. Included in Europe and South America's EBIT for the first six months of 2005 was $3 million in restructuring and restructuring-related expenses. Europe and South America's 2004 EBIT included $7 million in restructuring and restructuring-related expenses and $1 million in consulting fees indexed to the stock price.

     EBIT for our Asia Pacific segment was $6 million in the first six months of 2005 compared to $12 million in the first six months of 2004. Reduced volumes, primarily in China, negatively impacted EBIT by $5 million. Higher selling, general, administrative, and engineering costs reduced EBIT by $3 million. Steel cost increases, net of other material cost savings and recovery from customers, also negatively impacted Asia Pacific's EBIT. Partially offsetting these decreases to EBIT were manufacturing cost reductions and efficiencies of $7 million. Asia Pacific's 2004 EBIT included $1 million in consulting fees indexed to the stock price.

EBIT AS A PERCENTAGE OF REVENUE

                                                                 SIX MONTHS
                                                                   ENDED
                                                                  JUNE 30,
                                                                ------------
                                                                2005    2004
                                                                ----    ----
North America...............................................     9%      8%
Europe & South America......................................     3%      2%
Asia Pacific................................................     3%      6%
  Total Tenneco Automotive..................................     6%      5%

     In North America, EBIT as a percentage of revenue for the first six months of 2005 was up one percent compared to the prior year. Higher volumes in OE segments, customer price recovery, and lower selling, general, and administrative costs, were partially offset by higher steel costs. In Europe and South America, EBIT margins for the first six months of 2005 were up one percent compared with the same period last year. OE volume increases, customer price recovery and cost savings more than offset the impact of higher steel and selling, general, administrative, and engineering costs. EBIT as a percentage of revenue for our Asia Pacific operations decreased to three percent in the first six months of 2005 compared to six percent in the prior year. Lower volumes and higher material costs primarily drove the decrease.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $64 million for the first six months of 2005 compared to $69 million in the prior year. This decrease is primarily due to the November 2004 refinancing of $500 million 11 5/8 percent senior subordinated notes for $500 million of 8 5/8 percent senior subordinated notes due in 2014. Interest expense was also reduced due to a $40 million prepayment of our senior term loan B facility and an amendment to our senior credit facility to reduce by 75 basis points the interest rate on the term loan B facility and the tranche B-1 letter of credit/revolving loan facility. These decreases were partially offset by higher interest expense on the variable portion of our debt. See more detailed explanations on our debt structure, including our issuance of $500 million of 8 5/8 percent senior subordinated notes due 2014 in November 2004, prepayments and amendments to our senior credit facility in February of 2005, and their anticipated impact on our interest expense, in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

INCOME TAXES

     Income tax expense was $22 million for the first six months of 2005, compared to $9 million for the first six months of 2004. The first six months of 2005 included $1 million of tax expense, primarily related to adjusting state tax net operating loss carryforwards, partially offset by settlement of prior year tax issues on a more favorable basis than originally anticipated. Including these adjustments the effective tax for the first six months of 2005 was 36 percent. Excluding these adjustments our effective tax rate was 34 percent. The first six months of 2004 included $5 million of tax benefits, reflecting the settlement of prior year tax issues on a more favorable basis than originally anticipated. Including these benefits the effective tax for the first six months of 2004 was 23 percent. Excluding these benefits our effective tax rate was 34 percent.

EARNINGS PER SHARE

     We reported earnings per diluted common share of $0.88 for the first six months of 2005, compared to $0.65 per diluted share for the first six months of 2004. Included in the results for the first six months of 2005 were the negative impacts from expenses related to our restructuring activities and a tax adjustment for state net operating loss carryforwards. In total, these items decreased earnings per diluted common share by $0.09. Included in the results for the first six months of 2004 were the negative impacts from expenses related to our restructuring activities, customer changeover costs for a major new aftermarket customer, consulting fees indexed to the stock price and benefits for the resolution of outstanding tax issues. In total, these items decreased earnings per diluted common share by $0.20. You should also read the Notes to the financial statements for more detailed information on earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION

                                                                JUNE 30,    DECEMBER 31,
                                                                  2005          2004        % CHANGE
                                                                --------    ------------    --------
                                                                       (MILLIONS)
Short-term debt and current maturities......................     $   49        $   19         158%
Long-term debt..............................................      1,363         1,401          (3)
                                                                 ------        ------
Total debt..................................................      1,412         1,420          (1)
                                                                 ------        ------
Total minority interest.....................................         22            24          (8)
Shareholders' equity........................................        129           159         (19)
                                                                 ------        ------
Total capitalization........................................     $1,563        $1,603          (2)
                                                                 ======        ======

     General. The year-to-date decrease in shareholders' equity primarily results from $75 million related to the translation of foreign balances into U.S. dollars. This amount was partially offset by our net income, premium on common stock issued pursuant to benefit plans and other transactions which contributed $45 million to shareholders' equity. Although our book equity balance was small at June 30, 2005, it should not affect our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity. You should also read Note 4 to our consolidated financial statements.

     Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, as well as our revolving credit facilities, increased approximately $30 million primarily related to borrowings outstanding under our credit facilities. The current portion of long-term debt decreased by approximately $4 million and was offset by a $1 million increase in foreign subsidiaries' obligations. Borrowings under our revolving credit facilities were approximately $33 million as of June 30, 2005. There were no borrowings outstanding under our revolving credit facilities as of June 30, 2004. The overall decrease in long-term debt resulted from payments made on our outstanding long-term debt and capital leases in addition to our position on interest rate swaps entered into in April 2004. See below for further information on the interest rate swaps.

     Senior Credit Facility--Overview and Recent Transactions. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. We originally entered into this facility in 1999 and since that time have periodically requested and received amendments to the facility for various purposes. In December of 2003, we engaged in a series of transactions that resulted in the full refinancing of the facility, through an amendment and restatement. In February 2005, we amended the facility, which resulted in reduced interest rates on the term loan B and tranche B-1 letter of credit/revolving loan portions of the facility. We also made a voluntary prepayment of $40 million on the term loan B facility, reducing borrowings to $356 million. During the first six months of 2005, we increased the amount of commitments under our revolving credit facility from $220 million to $300 million and reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $180 million to $155 million. As of June 30, 2005, the senior credit facility consisted of a seven-year, $356 million term loan B facility maturing in December 2010; a five-year, $300 million revolving credit facility maturing in December 2008; and a seven-year, $155 million tranche B-1 letter of credit/revolving loan facility maturing in December 2010. These transactions are described in more detail below.

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

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2004 resulted in lower interest expense of approximately $3 million for the year ended December 31, 2004. Based upon the rate in effect through July 15, 2005 and using the current LIBOR as determined under these agreements of 3.82 percent (which remains in effect until January 15, 2006), these swaps would reduce our 2005 annual interest expense by approximately $2 million, compared to having this debt remain fixed. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and as such are recorded on the balance sheet at market value with an offset to the underlying hedged item, which is long-term debt. As of June 30, 2005, the fair value of the interest rate swaps was close to zero and as such did not have a material impact on our financial position. On June 30, 2005, we had $994 million in long-term debt obligations that have fixed interest rates. Of that amount, $489 million is fixed through July 2013 and $500 million through

November 2014, while the remainder is fixed over periods of 2005 through 2025. Included in the $489 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. There is also $369 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

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

     Additional provisions of the amendment to the senior credit facility agreement were as follows: (i) amend the definition of EBITDA to exclude up to $60 million in restructuring-related expenses announced and taken after February 2005, (ii) increase permitted investments to $50 million, (iii) exclude expenses related to the issuance of stock options from the definition of consolidated net income, (iv) permit us to redeem up to $125 million of senior secured notes after January 1, 2008 (subject to certain conditions), (v) increase our ability to add commitments under the revolving credit facility by $25 million, and (vi) make other minor modifications. We incurred approximately $1 million in fees and expenses associated with this amendment, which were capitalized and are being amortized over the remaining term of the agreement. As a result of the amendment and the voluntary prepayment of $40 million under the term loan B, our interest expense in 2005 will be approximately $6 million lower than what it would otherwise have been.

     During the first six months of 2005, we increased the amount of commitments under our revolving credit facility from $220 million to $300 million and reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $180 million to $155 million. This reduction of our tranche B-1 letter of credit/revolving loan facility was required under the terms of the senior credit facility, as we had increased the amount of our revolving credit facility commitments by more than $55 million.

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

     The tranche B-1 letter of credit/revolving loan facility requires that it be repaid by December 2010. We can borrow revolving loans from the $155 million tranche B-1 letter of credit/revolving loan facility and use that facility to support letters of credit. The tranche B-1 letter of credit/revolving loan facility lenders have deposited $155 million with the administrative agent, who has invested that amount in time deposits. We do not have an interest in any of the funds on deposit. When we draw revolving loans under this facility, the loans are funded from the $155 million on deposit with the administrative agent. When we make repayments, the repayments are redeposited with the administrative agent.

     The tranche B-1 letter of credit/revolving loan facility will be reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. We will not be liable for any losses to or misappropriation of any (i) return due to the administrative agent's failure to achieve the return described above or to pay all or any portion of such return to any lender under such facility or (ii) funds on deposit in such account by such lender (other than the obligation to repay funds released from such accounts and provided to us as revolving loans under such facility).

     Senior Credit Facility--Interest Rates and Fees. Borrowings under the term loan B facility and the tranche B-1 letter of credit/revolving loan facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 225 basis points reduced from 300 basis points in February 2005; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 125 basis points reduced from 200 basis points in February 2005. There is no cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility, however outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. If a letter of credit issued under this facility is subsequently paid and we do not reimburse the amount paid in full, then a ratable portion of each lender's deposit would be used to fund the letter of credit. We pay the tranche B-1 lenders a fee which is equal to LIBOR plus 225 basis points reduced from 300 basis points in February 2005. This fee is offset by the return on the funds deposited with the administrative agent which earn interest at a per annum rate approximately equal to LIBOR. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits and effectively increases our interest expense at a per annum rate equal to LIBOR. The interest margins for borrowings under the term loan B facility and tranche B-1 letter of credit/revolving loan facility will be further reduced by 25 basis points following: the end of each fiscal quarter for which the consolidated leverage ratio is less than 3.0 or at the point our credit ratings are improved to BB- or better by Standard & Poor's (and are rated at least B1 by Moody's) or to Ba3 or better by Moody's (and are rated at least B+ by Standard & Poor's).

     Through the first six months of 2005, borrowings under the revolving credit facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 300 basis points reduced from 325 basis points in March and to be further reduced to 275 basis points in August 2005; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 to be reduced to 37.5 basis points in August of 2005, plus a margin of 200 reduced from 225 basis points in March and to be further reduced to 175 basis points in August of 2005. Letters of credit issued under the revolving credit facility accrue a letter of credit fee at a per annum rate of 325 basis points for the pro rata account of the lenders under such facility and a fronting fee for the ratable account of the issuers thereof at a per annum rate in an amount to be agreed upon payable quarterly in arrears. The interest margins for borrowings and letters of credit issued under the revolving credit facility are subject to adjustment based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. The margin we pay on the revolving credit facility is reduced by 25 basis points following each fiscal quarter for which the consolidated leverage ratio is less than 4.0 beginning in March 2005. Since our consolidated leverage ratio was 3.52 as of March 31, 2005, and 3.42 as of June 30, 2005, the margin we pay on the revolving credit facility was reduced by 25 basis points in the second quarter of 2005 and will be further reduced by 25 basis points in the third quarter of 2005. We also pay a commitment fee of 50 basis points on the unused portion of the revolving credit facility. This commitment fee will be reduced by 12.5 basis points during the third quarter of 2005 as our consolidated leverage ratio is less than 3.5.

     Senior Credit Facility--Other Terms and Conditions. The amended and restated senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratio (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratio (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) at the end of each period indicated. The financial ratios required under the amended senior credit facility and, the actual ratios we achieved for the first and second quarters of 2005, are shown in the following tables:

                                                                        QUARTER ENDED
                                                -------------------------------------------------------------
                                                 MARCH 31,        JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                    2005            2005            2005             2005
                                                ------------    ------------    -------------    ------------
                                                REQ.    ACT.    REQ.    ACT.        REQ.             REQ.
                                                ----    ----    ----    ----    -------------    ------------
Leverage Ratio (maximum)....................    4.75    3.52    4.75    3.42        4.50             4.50
Interest Coverage Ratio (minimum)...........    2.00    2.83    2.00    3.06        2.00             2.00
Fixed Charge Coverage Ratio (minimum).......    1.10    1.86    1.10    2.02        1.10             1.10

                                                                   QUARTERS ENDING
                                       ------------------------------------------------------------------------
                                        MARCH 31-      MARCH 31-      MARCH 31-      MARCH 31-      MARCH 31-
                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                           2006           2007           2008           2009           2010
                                       ------------   ------------   ------------   ------------   ------------
                                           REQ.           REQ.           REQ.           REQ.           REQ.
                                       ------------   ------------   ------------   ------------   ------------
Leverage Ratio (maximum).............      4.25           3.75           3.50           3.50           3.50
Interest Coverage Ratio (minimum)....      2.10           2.20           2.35           2.50           2.75
Fixed Charge Coverage Ratio
  (minimum)..........................      1.15           1.25           1.35           1.50           1.75

     The senior credit facility agreement provides: i) the ability to refinance our senior subordinated notes and/or our senior secured notes using the net cash proceeds from the issuance of similarly structured debt; (ii) the ability to repurchase our senior subordinated notes and/or our senior secured notes using the net cash proceeds from issuing shares of our common stock; and (iii) the prepayment of the term loans by an amount equal to 50 percent of our excess cash flow as defined by the agreement.

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amendment); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends; (vii) mergers and consolidations; and
(viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of June 30, 2005, we were in compliance with all the financial covenants (as indicated above) and operational restrictions of the facility.

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

     Our senior secured and subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a proforma basis, to be greater than 2.25 and 2.00, respectively. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our and our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of June 30, 2005, we were in compliance with the covenants and restrictions of these indentures.

     Accounts Receivable Securitization. In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under this program. We sold accounts receivable under this program of $82 million and $48 million at June 30, 2005 and 2004, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2005, this program was renewed for 364 days to January 30, 2006 at the existing facility size of $75 million. In March 2005, the program was amended to increase the size to $90 million. In July 2005, the program was again amended to increase the size up to $115 million. We also sell some receivables in our European operations to regional banks in Europe. At June 30, 2005 we sold $66 million of accounts receivable in Europe down from $100 million at June 30, 2004. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements would increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

     Capital Requirements. We believe that cash flows from operations, combined with available borrowing capacity described above, assuming that we maintain compliance with the financial covenants and other requirements of our loan agreement, will be sufficient to meet our future capital requirements for the following year. Our ability to meet the financial covenants depends upon a number of operational and economic factors, many of which are beyond our control. Factors that could impact our ability to comply with the financial covenants include the rate at which consumers continue to buy new vehicles and the rate at which they continue to repair vehicles already in service, as well as our ability to successfully implement our restructuring plans and offset higher raw material prices. Lower North American vehicle production levels, weakening in the global aftermarket, or a reduction in vehicle production levels in Europe, beyond our expectations, could impact our ability to meet our financial covenant ratios. In the event that we are unable to meet these financial covenants, we would consider several options to meet our cash flow needs. These options could include further renegotiations with our senior credit lenders, additional cost reduction or restructuring initiatives, sales of assets or common stock, or other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame.

CONTRACTUAL OBLIGATIONS

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of June 30, 2005, are shown in the following table:

                                                                    PAYMENTS DUE IN:
                                                --------------------------------------------------------
                                                                                        BEYOND
                                                2005    2006    2007    2008    2009     2009     TOTAL
                                                ----    ----    ----    ----    ----    ------    ------
                                                                       (MILLIONS)
Obligations:
  Revolver borrowings.......................    $ 33    $ --    $ --    $ --    $ --    $   --    $   33
  Senior long-term debt.....................      --      --      --      --      --       356       356
  Long-term notes...........................       1      --       1       2      --       477       481
  Capital leases............................       2       3       3       2       2         3        15
  Subordinated long-term debt...............      --      --      --      --      --       500       500
  Other subsidiary debt.....................       1      --      --      --       1        --         2
  Short-term debt...........................      11      --      --      --      --        --        11
                                                ----    ----    ----    ----    ----    ------    ------
Debt and capital lease obligations..........      48       3       4       4       3     1,336     1,398
Operating leases............................      10      12      10       8       6         5        51
Interest payments...........................      55     109     109     109     109       387       878
Capital commitments.........................      16      --      --      --      --        --        16
                                                ----    ----    ----    ----    ----    ------    ------
Total Payments..............................    $129    $124    $123    $121    $118    $1,728    $2,343
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

     If we do not maintain compliance with the terms of our senior credit facility, senior secured notes indenture and senior subordinated debt indenture described above, all amounts under those arrangements could, automatically or at the option of the lenders or other debt holders, become due. Additionally, each of those facilities contains provisions that payment defaults and events that cause, or in some cases permit, acceleration under one facility will constitute a default under the other facility, allowing the acceleration of all amounts due. We currently expect to maintain compliance with terms of all of our various credit agreements for the foreseeable future.

     Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate interest debt, we have made assumptions in calculating the amount of the future interest payments. Interest on our senior secured notes and senior subordinated notes is calculated using the fixed rates of 10 1/4 percent and 8 5/8 percent, respectively. Interest on our variable rate debt is calculated as 225 basis points plus LIBOR of 3.34 percent which was the rate at June 30, 2005. We have assumed that LIBOR will remain unchanged for the outlying years. See "--Capitalization." In addition we have included the impact of our interest rate swaps entered into in April 2004. See "Interest Rate Risk" below.

     We have also included an estimate of expenditures required after June 30, 2005 to complete the facilities and projects authorized at December 31, 2004, in which we have made substantial commitments in connections with facilities.

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

     We have not included material cash requirements for taxes as we are a taxpayer in certain foreign jurisdictions but not in domestic locations. Additionally, it is difficult to estimate taxes to be paid as changes in where we generate income can have a significant impact on future tax payments. We have also not included cash requirements for funding pension and postretirement benefit costs. Based upon current estimates we believe we will be required to make contributions between $58 million to $63 million to those plans in 2005, of which approximately $24 million has been contributed as of June 30, 2005. Pension and postretirement contributions beyond 2005 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2005. In addition, we have not included cash requirements for environmental remediation. Based upon current estimates we believe we will be required to spend approximately $10 million over the next 20 to 30 years. However, due to possible modifications in remediation processes and other factors, it is difficult to determine the actual timing of the payments. See "--Environmental and Other Matters".

     We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $4 million at both June 30, 2005 and 2004, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

     Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility, our senior secured notes and our senior subordinated notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries. The arrangement for the $475 million senior secured notes is also secured by second-priority liens on substantially all our domestic assets, excluding some of the stock of our domestic subsidiaries. No assets or capital stock of our direct or indirect foreign subsidiaries secure these notes. You should also read Note 14 where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

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

CASH FLOWS

                                                                 SIX MONTHS
                                                                   ENDED
                                                                  JUNE 30,
                                                                ------------
                                                                2005    2004
                                                                ----    ----
                                                                 (MILLIONS)
Cash provided (used) by:
  Operating activities......................................    $(71)   $ 59
  Investing activities......................................     (69)    (45)
  Financing activities......................................      (4)      3

Operating Activities

     For the six months ended, June 30, 2005, operating activities used $71 million in cash compared to a source of $59 million in cash during the same period last year. For the first six months of 2005, cash used for working capital was $177 million versus $61 million for the first six months of 2004. The discontinuation of accelerated payment programs with three major OE customers in North America was the primary reason for higher year over year receivables balances that resulted in a cash outflow of $200 million, an $87 million increase from last year. Inventory represented a cash outflow of $33 million during the first six months of 2005, an increase of $17 million over the prior year. This primarily resulted from building higher inventories in advance of the selling season, particularly in the aftermarket business units. Accounts payable provided cash of $64 million, slightly up from last year's cash inflow of $60 million. Other current liabilities resulted in a use of $10 million in cash for the first six months of 2005, versus providing a source of $24 million in cash during the same period last year. This change of $34 million was primarily related to severance payments and an increase in pension contributions during the first six months of 2005, as well as last year's increase in accruals for a new aftermarket customer. Cash taxes were a $11 million outflow in the latest six months ending June 30, 2005, compared with a $7 million outflow in the prior year, primarily due to the timing of foreign tax payments.

     We had arrangements with three major OE customers in North America under which, in exchange for a discount, payments for product sales are made earlier than otherwise required under existing payment terms. These arrangements reduced accounts receivable by $9 million and $88 million as of June 30, 2005 and December 31, 2004, respectively. All three of these programs were discontinued during the first six months of 2005. To mitigate the impact on our liquidity from the termination of these programs, we supplemented our existing senior credit facility by increasing from $220 million to $300 million the amount of lenders' commitments under the revolving credit facility portion of the senior credit facility. As part of this agreement, we reduced from $180 million to $155 million the amount of lenders' commitments under the tranche B-1 letter of credit/revolving loan facility portion of the senior credit facility.

     One of our European subsidiaries receives payment from an OE customer whereby accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. The reported sales of these financial instruments were no longer included in the account receivables sold beginning in the fourth quarter of 2004. Any of these financial instruments that are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of financial instruments that were collected before their maturity date totaled $25 million at June 30, 2005, compared with $44 million at December 31, 2004.

Investing Activities

     Cash used for investing activities was $24 million higher in the first six months of 2005 compared to the same period one year ago. During the first six months of 2005, we used $11 million in cash to acquire the exhaust operations of Gabilan Manufacturing, partially offset by net proceeds from the sale of assets of $3 million. In the first six months of 2004, we received $11 million in cash from the sale of our Birmingham, U.K. facility. Capital expenditures were $63 million in the first six months of 2005 compared to $54 million a year ago. This increase of $9 million in capital expenditures was primarily due to the timing of future OE customer platform launches.

Financing Activities

     Cash flow from financing activities was a $4 million outflow in the first six months of 2005 compared to an inflow of $3 million in the same period of 2004. This is primarily attributable to $42 million in cash used to reduce our long-term debt, partially offset by increased borrowings from our revolving credit facility during the six months of 2005.

INTEREST RATE RISK

     Our financial instruments that are sensitive to market risk for changes in interest rates are our debt securities. We primarily use our revolving credit facilities to finance our short-term capital requirements. We pay a current market rate of interest on these borrowings. We have financed our long-term capital requirements with long-term debt with original maturity dates ranging from five to ten years.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2004 resulted in lower interest expense of approximately $3 million for the year ended December 31, 2004. Based on the rate in effect through July 15, 2005 and using the current LIBOR as determined under these agreements of 3.82 percent (which remains in effect until January 15, 2006), these swaps would reduce our 2005 annual interest expense by approximately $2 million compared to having this debt remain fixed. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and as such are recorded on the balance sheet at market value with an offset to the underlying hedged item, which is long-term debt. As of June 30, 2005, the fair value of the interest rate swaps was close to zero and as such did not have a material impact on our financial position. On June 30, 2005, we had $994 million in long-term debt obligations that have fixed interest rates. Of that amount, $489 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2005 through 2025. Included in the $489 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. There is also $369 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     We estimate that the fair value of our long-term debt at June 30, 2005 was about 105 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $3 million after tax, excluding the effect of the interest rate swaps we completed in April 2004. A one percentage point increase or decrease in interest rates on the swaps we completed in April 2004 would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by approximately $1 million after tax.

OUTLOOK

     Continued higher steel pricing, volatile oil prices and rising interest rates make this an uncertain and challenging environment for automotive suppliers. North American OE light vehicle production levels for 2004 were 15.8 million units. Current estimates for 2005 indicate that North American OE light vehicle production levels will be lower than 2004 at 15.6 million units. We continue to remain very cautious about the outlook for North American production rates due to recent and anticipated future production cuts by the largest North American automakers. There is uncertainty about the ability of current incentive programs to drive future demand, and how long the North American automakers will be willing to offer this level of incentives. We believe that new product launches and our position on top-selling platforms, along with increasing market positions with Toyota, Honda and Nissan, will help us to offset pressures from lower North American production rates. Western Europe light vehicle production volumes grew about one percent during 2004 to 16.6 million units. Expectations for 2005 indicate production will drop to 16.2 million units. We saw a strong increase in heavy-duty truck production rates during 2004. Production rates are expected to increase another 16 to 19 percent in 2005. Although heavy-duty business represents a small percentage of our overall revenues, this should benefit our North American operations. In the global aftermarket, issues that have impacted revenues in the past will likely continue to be a challenge in 2005. In Asia, the Chinese government's restraint on lending remains a negative influence on consumer spending for automobiles. This combined with Volkswagen's recent market share decline in China is expected to continue to negatively impact our revenues in China. We believe that new joint ventures to serve Ford and BMW, and a growing relationship with General Motors in China will improve our position in the Asia Pacific region. Heightened competition in the European aftermarket, weaker export sales due to the comparatively strong euro and longer product replacement cycles are expected to have a continued impact on volumes. We saw signs of sales stabilization in the North American aftermarket exhaust business unit during 2004 and some improvements in revenues during the first half of 2005. We are cautiously optimistic that these North American aftermarket conditions will continue in 2005. We also plan to continue our efforts to increase new and existing sales in the North American aftermarket ride control business unit.

     These factors make us cautious concerning the outlook for the remainder of 2005. However, we believe our diversified customer base, geographies, product lines, platforms and markets provide the opportunity to offset specific declines in any one area. We are also benefiting from environmental legislation and consumer safety concerns that drive higher content for exhaust and ride control suppliers with innovative product solutions.

     We continue to focus on mitigating the impact of higher costs by completing the restructuring initiative announced in the fourth quarter of last year, which is expected to generate $20 million in annual savings; improving manufacturing efficiency with Lean; generating at least $20 million in Six Sigma savings; and capitalizing on our anticipated increase in 2005 revenues over those we achieved in 2004. Lower interest expense as a result of our debt refinancing in the fourth quarter of 2004 and amendments to our senior credit facility in the first quarter of 2005 will also help mitigate the impact. In addition, as we move to the back half of the year we are not expecting a significant impact on EBIT year--over-year from higher steel costs, net of other material cost savings and recovery from customers, as a result of a variety of offsetting cost reduction initiatives.

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

     As of June 30, 2005, we are designated as a potentially responsible party in one Superfund site. We have estimated our share of the remediation costs for this site to be less than $1 million in the aggregate. In addition to the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $10 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

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

     We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Chinese joint ventures is currently under investigation by local customs officials related to whether the joint venture applied the proper tariff code to certain of its imports. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 50 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to eight percent of the employee's salary. We recorded expense for these matching contributions of approximately $3 million for each of the six months ended June 30, 2005 and 2004, respectively. All contributions vest immediately.

OTHER

     As required under current rules, our chief executive officer provided to the New York Stock Exchange, the Pacific Stock Exchange and the Chicago Stock Exchange the annual CEO certification regarding Tenneco Automotive's compliance with those stock exchanges' corporate governance listing requirements. There were no qualifications to these certifications.

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

                                    PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) None.

     (b) Not applicable.

     (c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to the Company's purchase of shares of its common stock in the second quarter of 2005. All of these purchases reflect shares withheld upon vesting of restricted stock upon employees' termination of employment, to satisfy tax withholding obligations.

                                                                TOTAL NUMBER OF      AVERAGE
PERIOD                                                          SHARES PURCHASED    PRICE PAID
------                                                          ----------------    ----------
April 2005..................................................          295             $12.91
May 2005....................................................           --                 --
June 2005...................................................          295             $13.82
                                                                      ---
  Total.....................................................          590             $13.37
                                                                      ===

     The Company presently has no publicly announced repurchase plan or program, but intends to continue to satisfy tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual stockholders' meeting on May 10, 2005, to consider and vote on two separate proposals: (i) a proposal to elect Charles W. Cramb, Timothy R. Donovan, M. Kathryn Eickhoff, Mark P. Frissora, Frank E. Macher, Roger B. Porter, David B. Price, Jr., Dennis G. Severance, Paul T. Stecko, and Jane L. Warner as directors of our company for a term expiring at our next annual stockholders' meeting, and (ii) a proposal to ratify the appointment of Deloitte & Touche LLP as independent public accountants for 2005. The following sets forth the vote results with respect to these proposals at the meeting:

ELECTION OF DIRECTORS

                                                                VOTES FOR     VOTES WITHHELD
                                                                ----------    --------------
Charles W. Cramb............................................    37,985,567      1,128,901
Timothy R. Donovan..........................................    38,119,427        995,041
M. Kathryn Eickhoff.........................................    37,897,550      1,216,918
Mark P. Frissora............................................    37,630,512      1,483,956
Frank E. Macher.............................................    37,908,993      1,205,475
Roger B. Porter.............................................    36,425,188      2,689,280
David B. Price, Jr. ........................................    36,486,743      2,627,725
Dennis G. Severance.........................................    37,946,396      1,168,072
Paul T. Stecko..............................................    34,915,442      4,199,026
Jane L. Warner..............................................    36,480,079      2,634,389

RATIFICATION OF APPOINTMENT OF DELOITTE & TOUCHE LLP

  VOTES FOR      VOTES AGAINST    VOTES ABSTAIN
-------------    -------------    -------------
 37,801,374        1,029,881         283,214

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

                                          TENNECO AUTOMOTIVE INC.

                                          By:    /s/ KENNETH R. TRAMMELL
                                            ------------------------------------
                                                    Kenneth R. Trammell
                                                 Senior Vice President and
                                                  Chief Financial Officer

Dated: August 5, 2005

                               INDEX TO EXHIBITS
                                       TO
                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 2005

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
   2           --    None
   3.1(a)      --    Restated Certificate of Incorporation of the registrant
                     dated December 11, 1996 (incorporated herein by reference
                     from Exhibit 3.1(a) of the registrant's Annual Report on
                     Form 10-K for the year ended December 31, 1997, File No.
                     1-12387).
   3.1(b)      --    Certificate of Amendment, dated December 11, 1996
                     (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                     December 31, 1997, File No. 1-12387).
   3.1(c)      --    Certificate of Ownership and Merger, dated July 8, 1997
                     (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                     December 31, 1997, File No. 1-12387).
   3.1(d)      --    Certificate of Designation of Series B Junior Participating
                     Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                     Quarterly Report on Form 10-Q for the quarter ended
                     September 30, 1998, File No. 1-12387).
   3.1(e)      --    Certificate of Elimination of the Series A Participating
                     Junior Preferred Stock of the registrant dated September 11,
                     1998 (incorporated herein by reference from Exhibit 3.1(e)
                     of the registrant's Quarterly Report on Form 10-Q for the
                     quarter ended September 30, 1998, File No. 1-12387).
   3.1(f)      --    Certificate of Amendment to Restated Certificate of
                     Incorporation of the registrant dated November 5, 1999
                     (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
   3.1(g)      --    Certificate of Amendment to Restated Certificate of
                     Incorporation of the registrant dated November 5, 1999
                     (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
   3.1(h)      --    Certificate of Ownership and Merger merging Tenneco
                     Automotive Merger Sub Inc. with and into the registrant,
                     dated November 5, 1999 (incorporated herein by reference
                     from Exhibit 3.1(h) of the registrant's Quarterly Report on
                     Form 10-Q for the quarter ended September 30, 1999, File No.
                     1-12387).
   3.1(i)      --    Certificate of Amendment to Restated Certificate of
                     Incorporation of the registrant dated May 9, 2000
                     (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
   3.2         --    By-laws of the registrant, as amended July 13, 2004
                     (incorporated herein by reference from Exhibit 3.2 of the
                     registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-12387).
   3.3         --    Certificate of Incorporation of Tenneco Global Holdings Inc.
                     ("Global"), as amended (incorporated herein by reference to
                     Exhibit 3.3 to the registrant's Registration Statement on
                     Form S-4, Reg. No. 333-93757).
   3.4         --    By-laws of Global (incorporated herein by reference to
                     Exhibit 3.4 to the registrant's Registration Statement on
                     Form S-4, Reg. No. 333-93757).
   3.5         --    Certificate of Incorporation of TMC Texas Inc. ("TMC")
                     (incorporated herein by reference to Exhibit 3.5 to the
                     registrant's Registration Statement on Form S-4, Reg. No.
                     333-93757).
   3.6         --    By-laws of TMC (incorporated herein by reference to Exhibit
                     3.6 to the registrant's Registration Statement on Form S-4,
                     Reg. No. 333-93757).
   3.7         --    Amended and Restated Certificate of Incorporation of Tenneco
                     International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                     Statement on Form S-4, Reg. No. 333-93757).

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
   3.8         --    Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                     Statement on Form S-4, Reg. No. 333-93757).
   3.9         --    Certificate of Incorporation of Clevite Industries Inc.
                     ("Clevite"), as amended (incorporated herein by reference to
                     Exhibit 3.9 to the registrant's Registration Statement on
                     Form S-4, Reg. No. 333-93757).
   3.10        --    By-laws of Clevite (incorporated herein by reference to
                     Exhibit 3.10 to the registrant's Registration Statement on
                     Form S-4, Reg. No. 333-93757).
   3.11        --    Amended and Restated Certificate of Incorporation of the
                     Pullman Company ("Pullman") (incorporated herein by
                     reference to Exhibit 3.11 to the registrant's Registration
                     Statement on Form S-4, Reg. No. 333-93757).
   3.12        --    By-laws of Pullman (incorporated herein by reference to
                     Exhibit 3.12 to the registrant's Registration Statement on
                     Form S-4, Reg. No. 333-93757).
   3.13        --    Certificate of Incorporation of Tenneco Automotive Operating
                     Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
   3.14        --    By-laws of Operating (incorporated herein by reference to
                     Exhibit 3.14 to the registrant's Registration Statement on
                     Form S-4, Reg. No. 333-93757).
   4.1(a)      --    Rights Agreement dated as of September 8, 1998, by and
                     between the registrant and First Chicago Trust Company of
                     New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                     8-K dated September 24, 1998, File No. 1-12387).
   4.1(b)      --    Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                     Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Annual
                     Report on Form 10-K for the year ended December 31, 1999,
                     File No. 1-12387).
   4.1(c)      --    Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from
                     Exhibit 4.4(b) of the registrant's Post-Effective Amendment
                     No. 3, dated February 26, 2001, to its Registration
                     Statement on Form 8-A dated September 17, 1998).
   4.2(a)      --    Indenture, dated as of November 1, 1996, between the
                     registrant and The Chase Manhattan Bank, as Trustee
                     (incorporated herein by reference from Exhibit 4.1 of the
                     registrant's Registration Statement on Form S-4,
                     Registration No. 333-14003).
   4.2(b)      --    First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between registrant and The Chase Manhattan Bank, as Trustee (incorporated
                     herein by reference from Exhibit 4.3(b) of the registrant's
                     Annual Report on Form 10-K for the year ended December 31,
                     1996, File No. 1-12387).
   4.2(c)      --    Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                     registrant and The Chase Manhattan Bank, as Trustee
                     (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                     December 31, 1996, File No. 1-12387).
   4.2(d)      --    Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                     registrant and The Chase Manhattan Bank, as Trustee
                     (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                     December 31, 1996, File No. 1-12387).
   4.2(e)      --    Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                     registrant and The Chase Manhattan Bank, as Trustee
                     (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                     December 31, 1996, File No. 1-12387).

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
   4.2(f)      --    Eleventh Supplemental Indenture, dated October 21, 1999, to
                     Indenture dated November 1, 1996 between The Chase Manhattan
                     Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly
                     Report on Form 10-Q for the quarter ended September 30,
                     1999, File No. 1-12387).
   4.3         --    Specimen stock certificate for Tenneco Automotive Inc.
                     common stock (incorporated herein by reference from Exhibit
                     4.3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387).
   4.4(a)      --    Indenture dated October 14, 1999 by and between the
                     registrant and The Bank of New York, as trustee
                     (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
   4.4(b)      --    Supplemental Indenture dated November 4, 1999 among Tenneco
                     Automotive Operating Subsidiary Inc. (formerly Tenneco
                     Automotive Inc.), Tenneco International Holding Corp.,
                     Tenneco Global Holdings Inc., the Pullman Company, Clevite
                     Industries Inc. and TMC Texas Inc. in favor of The Bank of
                     New York, as trustee (incorporated herein by reference from
                     Exhibit 4.4(b) of the registrant's Quarterly Report on Form
                     10-Q for the quarter ended September 30, 1999, File No.
                     1-12387).
   4.4(c)      --    Subsidiary Guarantee dated as of October 14, 1999 from
                     Tenneco Automotive Operating Subsidiary Inc. (formerly
                     Tenneco Automotive Inc.), Tenneco International Holding
                     Corp., Tenneco Global Holdings Inc., the Pullman Company,
                     Clevite Industries Inc. and TMC Texas Inc. in favor of The
                     Bank of New York, as trustee (incorporated herein by
                     reference to Exhibit 4.4(c) to the registrant's Registration
                     Statement on Form S-4, Reg. No. 333-93757).
   4.5(a)      --    Amended and Restated Credit Agreement, dated as of December
                     12, 2003, among Tenneco Automotive Inc., the several banks and other financial institutions or entities from time to
                     time parties thereto, Bank of America, N.A. and Citicorp
                     North America, Inc., as co-documentation agents, Deutsche
                     Bank Securities Inc., as syndication agent, and JP Morgan
                     Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5(a) to the registrant's Annual
                     Report on Form 10-K for the year ended December 31, 2003,
                     File No. 1-12387).
   4.5(b)      --    Amended and Restated Guarantee And Collateral Agreement,
                     dated as of November 4, 1999, by Tenneco Automotive Inc. and the subsidiary guarantors named therein, in favor of
                     JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference from Exhibit 4.5(f) to the registrant's
                     Quarterly Report on Form 10-Q for the quarter ended June 30,
                     2003, File No. 1-12387).
   4.5(c)      --    First Amendment, dated as of April 30, 2004, to the Amended and Restated Credit Agreement dated as of December 12, 2003, among Tenneco Automotive Inc., JP Morgan Chase Bank as
                     administrative agent and the various lenders party thereto
                     (incorporated herein by reference from Exhibit 4.5(c) to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12387).
   4.5(d)      --    Second Amendment, dated November 19, 2004, to the Amended
                     and Restated Credit Agreement dated as of December 12, 2003, among Tenneco Automotive Inc., JP Morgan Chase Bank as
                     administrative agent and the various lenders party thereto
                     (incorporated herein by reference from Exhibit 99.2 of the registrant's Current Report on Form 8-K dated November 19,
                     2004, File No. 1-12387).
   4.5(e)      --    Third Amendment, dated February 17, 2005, to the Amended and
                     Restated Credit Agreement, dated as of December 12, 2003
                     among Tenneco Automotive Inc., JP Morgan Chase Bank as
                     administrative agent and the various lenders party thereto
                     (incorporated by reference to Exhibit 99.1 to the
                     registrant's Current Report on Form 8-K dated February 17,
                     2005, File No. 1-12387).

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
   4.5(f)      --    New Lender Supplement, dated as of March 31, 2005, by and
                     among Wachovia Bank, National Association, Tenneco
                     Automotive Inc. and JPMorgan Chase Bank, N.A.; New Lender
                     Supplement, dated as of March 31, 2005, by and among Wells
                     Fargo Foothill, LLC, Tenneco Automotive Inc. and JPMorgan
                     Chase Bank, N.A.; New Lender Supplement, dated as of March
                     31, 2005, by and among Charter One Bank, NA, Tenneco
                     Automotive Inc. and JPMorgan Chase Bank, N.A (incorporated herein by reference from Exhibit 4.5(f) to the registrant's
                     Quarterly Report on form 10-Q for the quarter ended March
                     31, 2005, File No. 1-12387).
   4.5(g)      --    New Lender Supplement, dated as of April 29, 2005, by and
                     among The Bank of Nova Scotia, Tenneco Automotive Inc. and
                     JPMorgan Chase Bank, N.A (incorporated herein by reference from Exhibit 4.5(g) to the registrant's Quarterly Report on
                     Form 10-Q for the quarter ended March 31, 2005, File No.
                     1-12387).
   4.6(a)      --    Indenture, dated as of June 19, 2003, among Tenneco
                     Automotive Inc., the subsidiary guarantors named therein and
                     Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(a) to the registrant's Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 2003,
                     File No. 1-12387).
   4.6(b)      --    Collateral Agreement, dated as of June 19, 2003, by Tenneco
                     Automotive Inc. and the subsidiary guarantors named therein in favor of Wachovia Bank, National Association (incorpo-
                     rated herein by reference from Exhibit 4.6(b) to the
                     registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
   4.6(c)      --    Registration Rights Agreement, dated as of June 19, 2003,
                     among Tenneco Automotive Inc., the subsidiary guarantors
                     named therein, and the initial purchasers named therein, for whom JPMorgan Securities Inc. acted as representative
                     (incorporated herein by reference from Exhibit 4.6(c) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
   4.6(d)      --    Supplemental Indenture, dated as of December 12, 2003, among
                     Tenneco Automotive Inc., the subsidiary guarantors named
                     therein and Wachovia Bank, National Association
                     (incorporated herein by reference to Exhibit 4.6(d) to the registrant's Annual Report on Form 10-K for the year ended
                     December 31, 2003, File No. 1-12387).
   4.6(e)      --    Registration Rights Agreement, dated as of December 12,
                     2003, among Tenneco Automotive Inc., the subsidiary
                     guarantors named therein, and the initial purchasers named therein, for whom Banc of America Securities LLC acted as
                     representative agent (incorporated herein by reference to
                     Exhibit 4.5(a) to the registrant's Annual Report on Form
                     10-K for the year ended December 31, 2003, File No.
                     1-12387).
   4.7         --    Intercreditor Agreement, dated as of June 19, 2003, among
                     JPMorgan Chase Bank, as Credit Agent, Wachovia Bank,
                     National Association, as Trustee and Collateral Agent, and
                     Tenneco Automotive Inc. (incorporated herein by reference
                     from Exhibit 4.7 to the registrant's Quarterly Report on
                     Form 10-Q for the quarter ended June 30, 2003, File No.
                     1-12387).
   4.8(a)      --    Indenture, dated as of November 19, 2004, among Tenneco
                     Automotive Inc., the subsidiary guarantors named therein and
                     The Bank of New York Trust Company (incorporated herein by reference from Exhibit 99.1 of the registrant's Current
                     Report on Form 8-K dated November 19, 2004, File No.
                     1-12387).
   4.8(b)      --    Supplemental Indenture, dated as of March 28, 2005, among
                     Tenneco Automotive Inc., the Guarantor party thereto and the
                     Bank of New York Trust Company, N.A., as trustee
                     (incorporated herein by reference from Exhibit 4.3 to the
                     registrant's Registration Statement on Form S-4, Reg. No.
                     333-123752).
   4.8(c)      --    Registration Rights Agreement, dated as of November 19,
                     2004, among Tenneco Automotive Inc., the guarantors party
                     thereto and the initial purchasers party thereto
                     (incorporated herein by reference from Exhibit 4.2 to the
                     registrant's Registration Statement on Form S-4, Reg No.
                     333-123752).

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
  10.1         --    Distribution Agreement, dated November 1, 1996, by and among
                     El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form
                     10, File No. 1-12387).
  10.2         --    Amendment No. 1 to Distribution Agreement, dated as of
                     December 11, 1996, by and among El Paso Tennessee Pipeline
                     Co. (formerly Tenneco Inc.), the registrant, and Newport
                     News Shipbuilding Inc. (incorporated herein by reference
                     from Exhibit 10.2 of the registrant's Annual Report on Form
                     10-K for the year ended December 31, 1996, File No.
                     1-12387).
  10.3         --    Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. (formerly
                     Tenneco Inc.), the registrant, and Newport News Shipbuild-
                     ing Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
  10.4         --    Benefits Agreement, dated December 11, 1996, by and among El
                     Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the
                     registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant's
                     Annual Report on Form 10-K for the year ended December 31,
                     1996, File No. 1-12387).
  10.5         --    Insurance Agreement, dated December 11, 1996, by and among
                     El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant's
                     Annual Report on Form 10-K for the year ended December 31,
                     1996, File No. 1-12387).
  10.6         --    Tax Sharing Agreement, dated December 11, 1996, by and among
                     El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.),
                     Newport News Shipbuilding Inc., the registrant, and El Paso
                     Natural Gas Company (incorporated herein by reference from
                     Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
  10.8         --    Tenneco Automotive Inc. Value Added "TAVA" Incentive
                     Compensation Plan (incorporated herein by reference from
                     Exhibit 10.8 of the registrant's Quarterly Report on Form
                     10-Q for the quarter ended September 30, 2003, File No.
                     1-12387).
  10.9         --    Tenneco Automotive Inc. Change of Control Severance Benefits
                     Plan for Key Executives (incorporated herein by reference
                     from Exhibit 10.13 of the registrant's Quarterly Report on
                     Form 10-Q for the quarter ended September 30, 1999, File No.
                     1-12387).
  10.10        --    Tenneco Automotive Inc. Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant's
                     Registration Statement on Form S-4, Reg. No. 333-93757).
  10.11        --    Tenneco Automotive Inc. Key Executive Pension Plan
                     (incorporated herein by reference from Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
  10.12        --    Tenneco Automotive Inc. Deferred Compensation Plan
                     (incorporated herein by reference from Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
  10.13        --    Tenneco Automotive Inc. Supplemental Executive Retirement
                     Plan (incorporated herein by reference from Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the
                     quarter ended June 30, 2000, File No. 1-12387).
  10.14        --    Human Resources Agreement by and between Tenneco Automotive
                     Inc. and Tenneco Packaging Inc. dated November 4, 1999
                     (incorporated herein by reference to Exhibit 99.1 to the
                     registrant's Current Report on Form 8-K dated November 4,
                     1999, File No. 1-12387).
  10.15        --    Tax Sharing Agreement by and between Tenneco Automotive Inc.
                     and Tenneco Packaging Inc. dated November 3, 1999
                     (incorporated herein by reference to Exhibit 99.2 to the
                     registrant's Current Report on Form 8-K dated November 4,
                     1999, File No. 1-12387).
  10.16        --    Amended and Restated Transition Services Agreement by and
                     between Tenneco Automotive Inc. and Tenneco Packaging Inc.
                     dated as of November 4, 1999 (incorporated herein by
                     reference from Exhibit 10.21 of the registrant's Quarterly
                     Report on Form 10-Q for the quarter ended September 30,
                     1999, File No. 1-12387).

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
  10.17        --    Assumption Agreement among Tenneco Automotive Operating
                     Company Inc., Tenneco International Holding Corp., Tenneco
                     Global Holdings Inc., The Pullman Company, Clevite
                     Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                     and the other Initial Purchasers listed in the Purchase
                     Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.24 of the registrant's
                     Registration Statement on Form S-4, Reg. No. 333-93757).
  10.18        --    Amendment No. 1 to Change in Control Severance Benefits Plan
                     for Key Executives (incorporated herein by reference from
                     Exhibit 10.23 to the registrant's Quarterly Report on Form
                     10-Q for the quarter ended June 30, 2000, File No. 1-12387).
  10.19        --    Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from
                     Exhibit 10.24 to the registrant's Quarterly Report on Form
                     10-Q for the quarter ended June 30, 2000, File No. 1-12387).
  10.20        --    Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                     Form 10-Q for the quarter ended June 30, 2000, File No.
                     1-12387).
  10.21        --    Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference
                     from Exhibit 10.28 to the registrant's Annual Report on Form
                     10-K for the year ended December 31, 2000, File No.
                     1-12387).
  10.22        --    Form of Indemnity Agreement entered into between the
                     registrant and the following directors of the registrant:
                     Paul Stecko, M. Kathryn Eickhoff and Dennis Severance
                     (incorporated herein by reference from Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).
  10.23        --    Mark P. Frissora Special Appendix under Tenneco Automotive
                     Inc. Supplemental Executive Retirement Plan (incorporated
                     herein by reference from Exhibit 10.30 to the registrant's
                     Annual Report on Form 10-K for the year ended December 31,
                     2000, File No. 1-12387).
  10.24        --    Letter Agreement dated as of June 1, 2001 between the
                     registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form
                     10-K for the year ended December 31, 2001. File No.
                     1-12387).
  10.25        --    Tenneco Automotive Inc. 2002 Long-Term Incentive Plan (As
                     Amended and Restated Effective March 11, 2003) (incorporated herein by reference from Exhibit 10.26 to the registrant's
                     Quarterly Report on Form 10-Q for the quarter ended June 30,
                     2003. File No. 1-12387).
  10.26        --    Amendment No. 1 to Tenneco Automotive Inc. Deferred
                     Compensation Plan (incorporated herein by reference from
                     Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
  10.27        --    Tenneco Automotive Inc. Supplemental Stock Ownership Plan
                     (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended
                     December 31, 2002, File No. 1-12387).
  10.28        --    Form of Stock Equivalent Unit Award Agreement under the 2002
                     Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.1 of the registrant's Current
                     Report on Form 8-K dated January 13, 2005, File No.
                     1-12387).
  10.29        --    Form of Stock Option Agreement for employees under the 2002
                     Long-Term Incentive Plan, as amended (providing for a ten
                     year option term) (incorporated herein by reference from
                     Exhibit 99.2 of the registrant's Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
  10.30        --    Form of Stock Option Agreement for non-employee directors
                     under the 2002 Long-Term Incentive Plan, as amended
                     (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.3 of the registrant's Current
                     Report on Form 8-K dated January 13, 2005, File No.
                     1-12387).

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
  10.31        --    Form of Restricted Stock Award Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (three year
                     cliff vesting) (incorporated herein by reference from
                     Exhibit 99.4 of the registrant's Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
  10.32        --    Form of Restricted Stock Award Agreement for non-employee
                     directors under the 2002 Long-Term Incentive Plan, as
                     amended (incorporated herein by reference from Exhibit 99.5 of the registrant's Current Report on Form 8-K dated January
                     13, 2005, File No. 1-12387).
  10.33        --    Form of Restricted Stock Award Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (vesting 1/3 annually) (incorporated herein by reference from Exhibit
                     99.1 of the registrant's Current Report on Form 8-K dated
                     January 17, 2005, File No. 1-12387).
  10.34        --    Form of Stock Option Agreement for employees under the 2002
                     Long-Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from
                     Exhibit 99.2 of the registrant's Current Report on Form 8-K dated January 17, 2005, File No. 1-12387).
  10.35        --    Form of Stock Option Agreement for non-employee directors
                     under the 2002 Long-Term Incentive Plan, as amended
                     (providing for a seven year option term) (incorporated
                     herein by reference from Exhibit 99.3 of the registrant's
                     Current Report on Form 8-K dated January 17, 2005, File No.
                     1-12387).
  10.36        --    Form of Performance Share Agreement for non-employee
                     directors under the 2002 Long-Term Incentive Plan, as
                     amended. (incorporated herein by reference from Exhibit
                     10.36 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-12387).
  10.37        --    Summary of 2005 Outside Directors' Compensation.
                     (incorporated herein by reference from Exhibit 10.37 of the registrant's Annual Report on Form 10-K for the year ended
                     December 31, 2004, File No. 1-12387).
 *10.38        --    Summary of 2005 Named Executive Officer Compensation.
  10.39        --    First Amendment to the Tenneco Automotive Inc. Key Executive
                     Pension Plan (incorporated herein by reference from Exhibit
                     10.39 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-12387).
 *10.40        --    Amendment No. 1 to the Tenneco Automotive Inc. Supplemental
                     Executive Retirement Plan.
 *10.41        --    Second Amendment to the Tenneco Automotive Inc. Key
                     Executive Pension Plan.
 *10.42        --    Amendment No. 2 to the Tenneco Automotive Inc. Deferred
                     Compensation Plan.
 *10.43        --    Tenneco Automotive Inc. Supplemental Retirement Plan.
 *10.44        --    Mark P. Frissora Special Appendix under Tenneco Automotive
                     Inc. Supplemental Retirement Plan.
 *10.45        --    Tenneco Automotive Inc. Supplemental Pension Plan for
                     Management.
 *10.46        --    Tenneco Automotive Inc. Incentive Deferral Plan.
  11           --    None.
 *12           --    Computation of Ratio of Earnings to Fixed Charges.
 *15           --    Letter of Deloitte & Touche LLP regarding interim financial information.
  19           --    None.
  22           --    None.
  23           --    None.
  24           --    None.
 *31.1         --    Certification of Mark P. Frissora under Section 302 of the
                     Sarbanes-Oxley Act of 2002.

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
 *31.2         --    Certification of Kenneth R. Trammell under Section 302 of
                     the Sarbanes-Oxley Act of 2002.
 *32.1         --    Certification of Mark P. Frissora and Kenneth R. Trammell
                     under Section 906 of the Sarbanes-Oxley Act of 2002.
  99           --    None.

---------------

* Filed herewith.