Form 10-Q
period 2005-09-30
TENNECO INC
filed 2005-11-04
CIK 1024725

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

          For the Quarterly Period Ended September 30, 2005

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

                            TENNECO AUTOMOTIVE INC.
   (Former name, Former Address and Former Fiscal Year, if changed since Last
                                    Report)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                               Yes [ ]     No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, par value $0.01 per share: 44,125,241 shares as of October 31, 2005.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)..................    4
     Tenneco Inc. and Consolidated Subsidiaries--
       Report of Independent Registered Public Accounting
        Firm................................................    4
       Statements of Income.................................    5
       Balance Sheets.......................................    6
       Statements of Cash Flows.............................    7
       Statements of Changes in Shareholders' Equity........    8
       Statements of Comprehensive Income (Loss)............    9
       Notes to Consolidated Financial Statements...........   10
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   30
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   57
  Item 4. Controls and Procedures...........................   57
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings.................................    *
  Item 2. Unregistered Sales of Equity Securities and Use of
     Proceeds...............................................   58
  Item 3. Defaults Upon Senior Securities...................    *
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................    *
  Item 5. Other Information.................................    *
  Item 6. Exhibits..........................................   58

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

     - the cyclical nature of the global vehicular industry, including the performance of the global aftermarket sector;

     - changes in consumer demand, prices and our ability to have our products included on top selling vehicles, including longer product lives of automobile parts, any shift in consumer preferences to smaller vehicles in light of higher fuel costs and other factors impacting the cyclicality of automotive production and sales of automobiles which include our products, and the potential negative impact on our revenues and margins from such products;

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

     - labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers;

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

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TENNECO INC.

     We have reviewed the accompanying consolidated balance sheet of Tenneco Inc. (formerly known as Tenneco Automotive Inc.) and consolidated subsidiaries as of September 30, 2005, and the related consolidated statements of income and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2005 and 2004, and of cash flows and changes in shareholders' equity for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of Tenneco Inc.'s management.

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

     We previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of December 31, 2004, and the related consolidated statements of income (loss), cash flows, changes in shareholders' equity and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated March 8, 2005 (May 10, 2005 as to Note 4), we expressed an unqualified opinion on those consolidated financial statements (such report includes an explanatory paragraph relating to (i) a change in accounting for goodwill and intangible assets upon the adoption of Statement of Financial Accounting Standards No. 142 and (ii) a change in method of accounting for certain inventory from the last-in, first-out method ("LIFO") to the lower of cost, determined on a first-in, first-out ("FIFO") basis, or market method). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Chicago, Illinois
November 2, 2005

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                              --------------------------    --------------------------
                                                 2005           2004           2005           2004
                                              -----------    -----------    -----------    -----------
                                                   (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues........    $     1,096    $       996    $     3,377    $     3,142
                                              -----------    -----------    -----------    -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation
     shown below).........................            889            796          2,718          2,498
  Engineering, research, and
     development..........................             22             20             64             56
  Selling, general, and administrative....             96             93            287            302
  Depreciation and amortization of other
     intangibles..........................             44             42            134            131
                                              -----------    -----------    -----------    -----------
                                                    1,051            951          3,203          2,987
                                              -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.............             (1)            --             (2)            (1)
  Other income (loss).....................              6             (1)             5             (1)
                                              -----------    -----------    -----------    -----------
                                                        5             (1)             3             (2)
                                              -----------    -----------    -----------    -----------
INCOME BEFORE INTEREST EXPENSE, INCOME
  TAXES, AND MINORITY INTEREST............             50             44            177            153
  Interest expense (net of interest
     capitalized).........................             33             35             97            104
  Income tax expense......................              7              2             29             11
  Minority interest.......................             --              1              1              4
                                              -----------    -----------    -----------    -----------
NET INCOME................................    $        10    $         6    $        50    $        34
                                              ===========    ===========    ===========    ===========
EARNINGS PER SHARE
Average shares of common stock
  outstanding--
  Basic...................................     43,279,086     41,693,641     42,969,663     41,314,451
  Diluted.................................     45,583,668     44,322,958     45,215,418     43,997,882
Basic earnings per share of common
  stock...................................    $      0.25    $      0.15    $      1.17    $      0.84
Diluted earnings per share of common
  stock...................................    $      0.23    $      0.14    $      1.11    $      0.78

  The accompanying notes to financial statements are an integral part of these statements of income.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                                   (NOTE 3)
                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2005             2004
                                                                -------------    ------------
                                                                         (MILLIONS)
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................       $    89         $   214
  Receivables--
    Customer notes and accounts, net........................           648             458
    Other...................................................            27              30
  Inventories--
    Finished goods..........................................           163             167
    Work in process.........................................            94              85
    Raw materials...........................................           101             105
    Materials and supplies..................................            37              39
  Deferred income taxes.....................................            47              70
  Prepayments and other.....................................           132             124
                                                                   -------         -------
                                                                     1,338           1,292
                                                                   -------         -------
Other assets:
  Long-term notes receivable, net...........................            22              24
  Goodwill..................................................           195             196
  Intangibles, net..........................................            23              24
  Deferred income taxes.....................................           280             304
  Other.....................................................           141             145
                                                                   -------         -------
                                                                       661             693
                                                                   -------         -------
Plant, property, and equipment, at cost.....................         2,413           2,451
  Less--Reserves for depreciation and amortization..........         1,362           1,317
                                                                   -------         -------
                                                                     1,051           1,134
                                                                   -------         -------
                                                                   $ 3,050         $ 3,119
                                                                   =======         =======
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
    debt)...................................................       $    71         $    19
  Trade payables............................................           716             696
  Accrued taxes.............................................            30              24
  Accrued interest..........................................            33              35
  Accrued liabilities.......................................           230             226
  Other.....................................................            33              47
                                                                   -------         -------
                                                                     1,113           1,047
                                                                   -------         -------
Long-term debt..............................................         1,358           1,401
                                                                   -------         -------
Deferred income taxes.......................................            70             126
                                                                   -------         -------
Postretirement benefits.....................................           255             276
                                                                   -------         -------
Deferred credits and other liabilities......................            81              86
                                                                   -------         -------
Commitments and contingencies
  Minority interest.........................................            23              24
                                                                   -------         -------
Shareholders' equity:
  Common stock..............................................            --              --
  Premium on common stock and other capital surplus.........         2,774           2,764
  Accumulated other comprehensive loss......................          (252)           (185)
  Retained earnings (accumulated deficit)...................        (2,132)         (2,180)
                                                                   -------         -------
                                                                       390             399
  Less--Shares held as treasury stock, at cost..............           240             240
                                                                   -------         -------
                                                                       150             159
                                                                   -------         -------
                                                                   $ 3,050         $ 3,119
                                                                   =======         =======

  The accompanying notes to financial statements are an integral part of these balance sheets.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 NINE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                                -------------
                                                                2005     2004
                                                                -----    ----
                                                                 (MILLIONS)
OPERATING ACTIVITIES
Net income..................................................    $  50    $ 34
Adjustments to reconcile net income to cash provided (used)
  by operating activities--
  Depreciation and amortization of other intangibles........      134     131
  Deferred income taxes.....................................        3     (12)
  Loss on sale of assets, net...............................        2       1
  Changes in components of working capital (net of
     acquisition)--
     (Increase) decrease in receivables.....................     (209)    (66)
     (Increase) decrease in inventories.....................      (22)    (22)
     (Increase) decrease in prepayments and other current
      assets................................................      (23)    (21)
     Increase (decrease) in payables........................       52      55
     Increase (decrease) in accrued taxes...................       11       5
     Increase (decrease) in accrued interest................       (2)     --
     Increase (decrease) in other current liabilities.......        5      21
  Other.....................................................      (39)      9
                                                                -----    ----
Net cash provided (used) by operating activities............      (38)    135
                                                                -----    ----
INVESTING ACTIVITIES
Net proceeds from sale of assets............................        4      12
Expenditures for plant, property, and equipment.............     (100)    (87)
Acquisition of business.....................................      (11)     --
Investments and other.......................................        1      --
                                                                -----    ----
Net cash used by investing activities.......................     (106)    (75)
                                                                -----    ----
FINANCING ACTIVITIES
Issuance of common shares...................................        6       6
Issuance of long-term debt..................................        1      --
Retirement of long-term debt................................      (43)     (6)
Net increase in short-term debt excluding current maturities
  of long-term debt.........................................       56       1
Other.......................................................        1       1
                                                                -----    ----
Net cash provided by financing activities...................       21       2
                                                                -----    ----
Effect of foreign exchange rate changes on cash and cash
  equivalents...............................................       (2)     (4)
                                                                -----    ----
Increase (decrease) in cash and cash equivalents............     (125)     58
Cash and cash equivalents, January 1........................      214     145
                                                                -----    ----
Cash and cash equivalents, September 30 (Note)..............    $  89    $203
                                                                =====    ====
Cash paid during the period for interest....................    $  94    $106
Cash paid during the period for income taxes (net of
  refunds)..................................................    $  16    $ 15

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                          (NOTE 3)
                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                       ----------------------------------------------
                                                               2005                     2004
                                                       ---------------------    ---------------------
                                                         SHARES      AMOUNT       SHARES      AMOUNT
                                                       ----------    -------    ----------    -------
                                                              (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1..................................    44,275,594    $    --    42,167,296    $    --
  Issued pursuant to benefit plans.................       283,921         --       452,976         --
  Stock options exercised..........................       847,798         --     1,075,302         --
                                                       ----------    -------    ----------    -------
Balance September 30...............................    45,407,313         --    43,695,574         --
                                                       ==========               ==========
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1..................................                    2,764                    2,751
  Premium on common stock issued pursuant to
  benefit plans....................................                       10                        9
                                                                     -------                  -------
Balance September 30...............................                    2,774                    2,760
                                                                     -------                  -------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance January 1..................................                     (185)                    (241)
  Other comprehensive loss.........................                      (67)                      --
                                                                     -------                  -------
Balance September 30...............................                     (252)                    (241)
                                                                     -------                  -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1 (Note 3).........................                   (2,180)                  (2,205)
  Net income.......................................                       50                       34
  Other............................................                       (2)                      --
                                                                     -------                  -------
Balance September 30...............................                   (2,132)                  (2,171)
                                                                     -------                  -------
LESS--COMMON STOCK HELD AS TREASURY STOCK, AT COST
Balance January 1 and September 30.................     1,294,692        240     1,294,692        240
                                                       ==========    -------    ==========    -------
       Total.......................................                  $   150                  $   108
                                                                     =======                  =======

      The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             ----------------------------------------------------------------
                                                          2005                              2004
                                             ------------------------------    ------------------------------
                                              ACCUMULATED                       ACCUMULATED
                                                 OTHER                             OTHER
                                             COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE
                                                INCOME           INCOME           INCOME           INCOME
                                                (LOSS)           (LOSS)           (LOSS)           (LOSS)
                                             -------------    -------------    -------------    -------------
                                                                        (MILLIONS)
NET INCOME...............................                         $ 10                               $ 6
                                                                  ----                               ---
ACCUMULATED OTHER COMPREHENSIVE INCOME
CUMULATIVE TRANSLATION ADJUSTMENT
Balance July 1...........................        $(138)                            $(162)
  Translation of foreign currency
     statements..........................            8               8                19              19
                                                 -----                             -----
Balance September 30.....................         (130)                             (143)
                                                 -----                             -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
Balance July 1 and September 30..........         (122)                              (98)
                                                 -----                             -----
Balance September 30.....................        $(252)                            $(241)
                                                 =====            ----             =====             ---
Other comprehensive income...............                            8                                19
                                                                  ----                               ---
COMPREHENSIVE INCOME.....................                         $ 18                               $25
                                                                  ====                               ===

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             ----------------------------------------------------------------
                                                          2005                              2004
                                             ------------------------------    ------------------------------
                                              ACCUMULATED                       ACCUMULATED
                                                 OTHER                             OTHER
                                             COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE    COMPREHENSIVE
                                                INCOME           INCOME           INCOME           INCOME
                                                (LOSS)           (LOSS)           (LOSS)           (LOSS)
                                             -------------    -------------    -------------    -------------
                                                                        (MILLIONS)
NET INCOME...............................                         $ 50                               $34
                                                                  ----                               ---
ACCUMULATED OTHER COMPREHENSIVE (INCOME)
  LOSS
CUMULATIVE TRANSLATION ADJUSTMENT
Balance January 1........................        $ (63)                            $(143)
  Translation of foreign currency
     statements..........................          (67)            (67)               --              --
                                                 -----                             -----
Balance September 30.....................         (130)                             (143)
                                                 -----                             -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
Balance January 1 and September..........         (122)                              (98)
                                                 -----                             -----
Balance September 30.....................        $(252)                            $(241)
                                                 =====            ----             =====             ---
Other comprehensive income (loss)........                          (67)                               --
                                                                  ----                               ---
COMPREHENSIVE INCOME (LOSS)..............                         $(17)                              $34
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

     We recently changed our name from Tenneco Automotive Inc. to Tenneco Inc. The name Tenneco better represents the expanding number of markets we serve through our commercial and specialty vehicle businesses. Building a stronger presence in these markets complements our core businesses of supplying ride control, emission control and elastomer products to automotive original equipment and aftermarket customers worldwide. Our common stock will continue to trade on the New York Stock Exchange under the symbol TEN.

     In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Tenneco Inc.'s financial position, results of operations, cash flows, changes in shareholders' equity, and comprehensive income (loss) for the periods indicated. We have prepared the unaudited interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements.

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

     (2) In February 2005, we announced the acquisition of substantially all the exhaust assets of Gabilan Manufacturing, Inc., a privately held company that has developed and manufactured motorcycle exhaust systems for Harley-Davidson motorcycles since 1978. The company also produces aftermarket muffler kits for Harley-Davidson. We purchased Gabilan's assets for $11 million in cash and expect the acquisition to be accretive within the first year. Gabilan generated approximately $38 million in revenue in 2004. We began reporting Gabilan in our results of operations for the quarter ended March 31, 2005.

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

     In accordance with GAAP, the change in inventory accounting has been applied by adjusting prior year's financial statements. The effect of the change in accounting principle as of December 31, 2004, was to increase inventories by $14 million, reduce deferred tax assets by $5 million, and increase retained earnings by $9 million. There was no impact on consolidated net income for the three- and nine-month periods ended September 30, 2004 from this restatement.

     (4) In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

for these swaps during the course of 2004 resulted in lower interest expense of approximately $3 million for the year ended December 31, 2004. Based on the rate in effect through July 15, 2005 and using the current LIBOR as determined under these agreements of 3.82 percent (which remains in effect until January 15, 2006), these swaps are expected to reduce our 2005 annual interest expense by approximately $2 million compared to having this debt remain fixed. These swaps qualify as fair value hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and as such are recorded on the balance sheet at market value with an offset to the underlying hedged item, which is long-term debt. As of September 30, 2005, the fair value of the interest rate swaps was a liability of approximately $4 million.

     In February 2005, we amended our senior credit facility to reduce by 75 basis points the interest rate on the term loan B facility and the tranche B-1 letter of credit/revolving loan facility. In connection with the amendment, we voluntarily prepaid $40 million in principal on the term loan B, reducing the term loan B facility from $396 million to $356 million.

     Additional provisions of the February 2005 amendment to the senior credit facility agreement were as follows: (i) amend the definition of EBITDA to exclude up to $60 million in restructuring-related expenses announced and taken after February 2005, (ii) increase permitted investments to $50 million, (iii) exclude expenses related to the issuance of stock options from the definition of consolidated net income, (iv) permit us to redeem up to $125 million of senior secured notes after January 1, 2008 (subject to certain conditions), (v) increase our ability to add commitments under the revolving credit facility by $25 million, and (vi) make other minor modifications. We incurred approximately $1 million in fees and expenses associated with this amendment, which were capitalized and are being amortized over the remaining term of the agreement.

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

     During the first nine months of 2005, we increased the amount of commitments under our revolving credit facility from $220 million to $300 million and reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $180 million to $155 million. This reduction of our tranche B-1 letter of credit/revolving loan facility was required under the terms of the senior credit facility, as we had increased the amount of our revolving credit facility commitments by more than $55 million.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     In October 2005, we further amended our senior credit facility increasing the amount of commitments we may seek under the revolving credit portion of the facility from $300 million to $350 million, along with other technical changes.

     (5) Over the past several years we have adopted plans to restructure portions of our operations. These plans were approved by the Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Prior to the change in accounting required for exit or disposal activities, we recorded charges to income related to these plans for costs that did not benefit future activities in the period in which the plans were finalized and approved, while actions necessary to affect these restructuring plans occurred over future periods in accordance with established plans.

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

     In October 2004, we announced a plan to eliminate 250 salaried positions through selected layoffs and an elective early retirement program. The majority of layoffs were at middle and senior management levels. As of September 30, 2005, we have incurred $23 million in severance costs. Of this total, $7 million was recorded in cost of sales and $16 million was recorded in selling, general and administrative expense.

     Including the above costs, we incurred $7 million in restructuring and restructuring-related costs in the first nine months of 2005. Including the costs incurred in 2002 through 2004 of $59 million, we have incurred a total of $66 million for activities related to our restructuring initiatives.

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we were allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives over the 2002 to 2006 time period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. In February of 2005, our senior credit facility was amended to exclude all remaining cash charges and expenses related to restructuring initiatives started on or

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

before February 21, 2005. As of September 30, 2005, we have excluded $62 million in allowable charges relating to restructuring initiatives previously started.

     Under our amended facility, we are allowed to exclude up to an additional $60 million of cash charges and expenses, before taxes, related to restructuring activities initiated after February 21, 2005 from the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2005, we have excluded $4 million in allowable charges relating to restructuring initiatives against the $60 million available under the terms of the February 2005 amendment to the senior credit facility.

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

     As of September 30, 2005, we are designated as a potentially responsible party in one Superfund site. We have estimated our share of the remediation costs for this site to be less than $1 million in the aggregate. In addition to the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $9 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

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

     We provide warranties on some of our products. The warranty terms vary but range from one year up to limited lifetime warranties on some of our premium aftermarket products. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified on OE products. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. We actively study trends of warranty claims and take action to improve product quality and minimize warranty claims. We believe that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. The reserve is included in short-term liabilities on the balance sheet.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     Below is a table that shows the activity in the warranty accrual accounts:

                                                                 NINE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                                --------------
                                                                2005      2004
                                                                ----      ----
                                                                  (MILLIONS)
Beginning balance...........................................    $19       $18
Accruals related to product warranties......................     10         4
Reductions for payments made................................     (9)       (4)
                                                                ---       ---
Ending balance..............................................    $20       $18
                                                                ===       ===

     (7) In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--An Amendment of Accounting Research Bulletin No. 43, Chapter 4." This statement requires idle facility expenses, excessive spoilage, double freight and rehandling costs to be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our financial position or results of operations.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 is not expected to have a material impact on our financial position or results of operation.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Corrections," which supersedes APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our financial position or results of operation.

     In June 2005, the FASB issued FSP No. 143-1, "Accounting for Electronic Equipment Waste Obligations." This statement addresses the accounting for obligations associated with Directive 2005/96/EC on Waste Electrical and Electronic Equipment adopted by the European Union. The Directive distinguishes between "new" and "historical" waste. The guidance should be applied the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP No. 143-1 is not expected to have a material impact on our financial position or results of operations.

     In October 2005, the FASB issued FSP No. 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)." The statement provides guidance on the application of grant date as defined in FASB Statement No. 123 (revised 2004), Share-Based Payment. The guidance should be applied upon initial adoption of SFAS No. 123(R). The adoption of FSP No. 123(R)-2 is not expected to have a material impact on our financial position or results of operation.

     (8) We sell an interest in some of our U.S. trade accounts receivable to two third parties. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third parties, net of a factoring discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $146 million and $148 million at September 30, 2005 and 2004, respectively. We recognized a loss of approximately $2 million and $1 million for the nine months ended September 30, 2005 and 2004, respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third parties. The discount rate varies based on funding cost incurred by the third parties, and it averaged four percent during the time period in 2005 when we sold receivables. We retained ownership of the remaining interest in the pool of receivables not sold to the third parties. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

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

                                                                 THREE MONTHS       NINE MONTHS
                                                                    ENDED              ENDED
                                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                                --------------    ----------------
                                                                2005     2004     2005       2004
                                                                -----    -----    -----      -----
                                                                      (MILLIONS EXCEPT SHARE
                                                                      AND PER SHARE AMOUNTS)
Net income..................................................    $  10    $   6    $  50      $  34
Add: Stock-based employee compensation expense included in
  net income, net of income tax.............................        1        2        4         10
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of
  income tax................................................       (2)      (2)      (6)       (11)
                                                                -----    -----    -----      -----
Pro forma net income........................................    $   9    $   6    $  48      $  33
                                                                =====    =====    =====      =====
Earnings per share:
Basic--as reported..........................................    $0.25    $0.15    $1.17      $0.84
Basic--pro forma............................................    $0.23    $0.14    $1.13      $0.82
Diluted--as reported........................................    $0.23    $0.14    $1.11      $0.78
Diluted--pro forma..........................................    $0.22    $0.13    $1.07      $0.09

     The fair value of each option granted during the first nine months of 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for grants in the first nine months of 2005 and 2004, respectively: (i) risk-free interest rates of 4.0 percent and 4.1 percent; (ii) expected lives of 7 years and 10 years;
(iii) expected volatility of 43.0 percent and 43.6 percent; and (iv) no dividend yield.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

     (10) Earnings per share of common stock outstanding were computed as follows:

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                             --------------------------    ----------------------------
                                                2005           2004           2005             2004
                                             -----------    -----------    -----------      -----------
                                                   (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic earnings per share--
  Net income.............................    $        10    $         6    $        50      $        34
                                             ===========    ===========    ===========      ===========
  Average shares of common stock
     outstanding.........................     43,279,086     41,693,641     42,969,663       41,314,451
                                             ===========    ===========    ===========      ===========
  Earnings per average share of common
     stock...............................    $      0.25    $      0.15    $      1.17      $      0.84
                                             ===========    ===========    ===========      ===========
Diluted earnings per share--
  Net income.............................    $        10    $         6    $        50      $        34
                                             ===========    ===========    ===========      ===========
  Average shares of common stock
     outstanding.........................     43,279,086     41,693,641     42,969,663       41,314,451
  Effect of dilutive securities:
     Restricted stock....................        425,395        257,920        356,337          266,296
     Stock options.......................      1,879,187      2,371,397      1,889,418        2,417,135
                                             -----------    -----------    -----------      -----------
  Average shares of common stock
     outstanding including dilutive
     shares..............................     45,583,668     44,322,958     45,215,418       43,997,882
                                             ===========    ===========    ===========      ===========
  Earnings per average share of common
     stock...............................    $      0.23    $      0.14    $      1.11      $      0.78
                                             ===========    ===========    ===========      ===========

     Options to purchase 1,239,391 and 751,239 shares of common stock were outstanding at September 30, 2005 and 2004, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares on such dates.

     (11) Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

                                                                         THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                         --------------------------------------------------
                                                              2005              2004         2005      2004
                                                         --------------    --------------    ----      ----
                                                                     PENSION                 POSTRETIREMENT
                                                         --------------------------------    --------------
                                                         US     FOREIGN    US     FOREIGN     US        US
                                                         ---    -------    ---    -------    ----      ----
                                                                             (MILLIONS)
Service cost--benefits earned during the year........    $ 3      $ 1      $ 3      $ 2      $ 1       $ 1
Interest cost........................................      5        3        4        3        2         2
Expected return on plan assets.......................     (4)      (4)      (2)      (5)      --        --
Net amortization:
  Actuarial loss.....................................      1        1       --        1        2         1
  Prior service cost.................................      1        1        1       --       (2)       (2)
                                                         ---      ---      ---      ---      ---       ---
Net pension and postretirement costs.................    $ 6      $ 2      $ 6      $ 1      $ 3       $ 2
                                                         ===      ===      ===      ===      ===       ===

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                      -------------------------------------------------------
                                                             2005                2004          2005      2004
                                                      ------------------    ---------------    ----      ----
                                                                     PENSION                   POSTRETIREMENT
                                                      -------------------------------------    --------------
                                                        US       FOREIGN     US     FOREIGN     US        US
                                                      -------    -------    ----    -------    ----      ----
                                                                            (MILLIONS)
Service cost--benefits earned during the year.....     $ 11       $  5      $ 11     $  4      $ 2       $ 2
Interest cost.....................................       14         10        12       10        6         6
Expected return on plan assets....................      (12)       (11)      (10)     (12)      --        --
Net amortization:
  Actuarial loss..................................        3          2         2        2        5         4
  Prior service cost..............................        2          1         2        1       (5)       (6)
                                                       ----       ----      ----     ----      ---       ---
Net pension and postretirement costs..............     $ 18       $  7      $ 17     $  5      $ 8       $ 6
                                                       ====       ====      ====     ====      ===       ===

     For the nine months ended September 30, 2005, we made pension contributions of approximately $37 million for our domestic pension plans and $8 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to make approximately $4 million to $9 million in worldwide contributions for the remainder of 2005.

     We made postretirement benefit contributions of approximately $8 million during the first nine months of 2005. Based on current actuarial estimates, we believe we will be required to make approximately $1 million in contributions for the remainder of 2005.

     (12) We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $1 million at both September 30, 2005 and 2004, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

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

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, travel and procurement card programs, and cash management requirements for some of our subsidiaries totaling $27 million. We have also issued $19 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

     (13) In October 2004 and July 2005, we announced changes in the structure of our organization which changed our reportable segments. The European segment now includes South American and Indian operations. The Asia Pacific segment includes our other Asian and Australian operations. While this will

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

have no impact on our consolidated results, it will change our segment results. You should note that we have reclassified prior year's segment data where appropriate to conform to 2005 presentations.

     We are a global manufacturer with three geographic reportable segments: (1) North America, (2) Europe, South America and India, and (3) Asia Pacific. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. We evaluate segment performance based primarily on income before interest expense, income taxes, and minority interest. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.

     The following table summarizes certain Tenneco segment information:

                                                                            SEGMENT
                                                  ------------------------------------------------------------
                                                              EUROPE,
                                                               SOUTH
                                                   NORTH     AMERICA &     ASIA      RECLASS &
                                                  AMERICA      INDIA      PACIFIC      ELIMS      CONSOLIDATED
                                                  -------    ---------    -------    ---------    ------------
                                                                           (MILLIONS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
Revenues from external customers..............    $  502      $  500       $ 94        $ --          $1,096
Intersegment revenues.........................         1          12          3         (16)             --
Income before interest, income taxes, and
  minority interest...........................        37           9          4          --              50
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
Revenues from external customers..............    $  465      $  444       $ 87        $ --          $  996
Intersegment revenues.........................         2          11          4         (17)             --
Income before interest, income taxes, and
  minority interest...........................        31          10          3          --              44
AT SEPTEMBER 30, 2005, AND FOR THE NINE MONTHS
  THEN ENDED
Revenues from external customers..............    $1,543      $1,564       $270        $ --          $3,377
Intersegment revenues.........................         4          42          9         (55)             --
Income before interest, income taxes, and
  minority interest...........................       126          41         10          --             177
Total assets..................................     1,361       1,387        259          43           3,050
AT SEPTEMBER 30, 2004, AND FOR THE NINE MONTHS
  THEN ENDED
Revenues from external customers..............    $1,491      $1,374       $277        $ --          $3,142
Intersegment revenues.........................         5          37         13         (55)             --
Income before interest, income taxes, and
  minority interest...........................       111          26         16          --             153
Total assets (Note 3).........................     1,253       1,331        239         180           3,003

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                                       ----------------------------------------------------------------------------
                                                                        TENNECO INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External......................        $497            $599             $ --            $  --         $1,096
     Affiliated companies..........          19             121               --             (140)            --
                                           ----            ----             ----            -----         ------
                                            516             720               --             (140)         1,096
                                           ----            ----             ----            -----         ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).....         419             610               --             (140)           889
  Engineering, research, and
     development...................           8              14               --               --             22
  Selling, general, and
     administrative................          47              49               --               --             96
  Depreciation and amortization of
     other intangibles.............          17              27               --               --             44
                                           ----            ----             ----            -----         ------
                                            491             700               --             (140)         1,051
                                           ----            ----             ----            -----         ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables......          --              (1)              --               --             (1)
  Other income (expense)...........          12              (7)              --                1              6
                                           ----            ----             ----            -----         ------
                                             12              (8)              --                1              5
                                           ----            ----             ----            -----         ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES........................          37              12               --                1             50
  Interest expense--
     External (net of interest
       capitalized)................          (1)              1               33               --             33
     Affiliated companies (net of
       interest income)............          31              (2)             (29)              --             --
  Income tax expense (benefit).....          14             (10)              (2)               5              7
  Minority interest................          --              --               --               --             --
                                           ----            ----             ----            -----         ------
                                             (7)             23               (2)              (4)            10
  Equity in net income (loss) from
     affiliated companies..........          28              --               12              (40)            --
                                           ----            ----             ----            -----         ------
NET INCOME (LOSS)..................        $ 21            $ 23             $ 10            $ (44)        $   10
                                           ====            ====             ====            =====         ======

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                                       ----------------------------------------------------------------------------
                                                                        TENNECO INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External......................        $448            $548             $ --            $  --          $996
     Affiliated companies..........          14              87               --             (101)           --
                                           ----            ----             ----            -----          ----
                                            462             635               --             (101)          996
                                           ----            ----             ----            -----          ----
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).....         364             533               --             (101)          796
  Engineering, research, and
     development...................          10              10               --               --            20
  Selling, general, and
     administrative................          42              51               --               --            93
  Depreciation and amortization of
     other intangibles.............          17              25               --               --            42
                                           ----            ----             ----            -----          ----
                                            433             619               --             (101)          951
                                           ----            ----             ----            -----          ----
OTHER INCOME (EXPENSE)
  Loss on sale of receivables......          --              --               --               --            --
  Other income (expense)...........           1              (2)              --               --            (1)
                                           ----            ----             ----            -----          ----
                                              1              (2)              --               --            (1)
                                           ----            ----             ----            -----          ----
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES........................          30              14               --               --            44
  Interest expense--
     External (net of interest
       capitalized)................          --               3               32               --            35
     Affiliated companies (net of
       interest income)............          22              (2)             (20)              --            --
  Income tax expense (benefit).....         (25)              2              (16)              41             2
  Minority interest................          --               1               --               --             1
                                           ----            ----             ----            -----          ----
                                             33              10                4              (41)            6
  Equity in net income (loss) from
     affiliated companies..........          18              --                2              (20)           --
                                           ----            ----             ----            -----          ----
NET INCOME (LOSS)..................        $ 51            $ 10             $  6            $ (61)         $  6
                                           ====            ====             ====            =====          ====

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                       ----------------------------------------------------------------------------
                                                                        TENNECO INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External......................       $1,552          $1,825            $ --            $  --         $3,377
     Affiliated companies..........           54             379              --             (433)            --
                                          ------          ------            ----            -----         ------
                                           1,606           2,204              --             (433)         3,377
                                          ------          ------            ----            -----         ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).....        1,291           1,860              --             (433)         2,718
  Engineering, research, and
     development...................           32              32              --               --             64
  Selling, general, and
     administrative................          122             165              --               --            287
  Depreciation and amortization of
     other intangibles.............           52              82              --               --            134
                                          ------          ------            ----            -----         ------
                                           1,497           2,139              --             (433)         3,203
                                          ------          ------            ----            -----         ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables......           --              (2)             --               --             (2)
  Other income (expense)...........           20             (12)             --               (3)             5
                                          ------          ------            ----            -----         ------
                                              20             (14)             --               (3)             3
                                          ------          ------            ----            -----         ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES........................          129              51              --               (3)           177
  Interest expense--
     External (net of interest
       capitalized)................           (1)              3              95               --             97
     Affiliated companies (net of
       interest income)............          101             (20)            (81)              --             --
  Income tax expense (benefit).....           51               5              (7)             (20)            29
  Minority interest................           --               1              --               --              1
                                          ------          ------            ----            -----         ------
                                             (22)             62              (7)              17             50
  Equity in net income (loss) from
     affiliated companies..........           74              --              57             (131)            --
                                          ------          ------            ----            -----         ------
NET INCOME (LOSS)..................       $   52          $   62            $ 50            $(114)        $   50
                                          ======          ======            ====            =====         ======

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)

                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                       ----------------------------------------------------------------------------
                                                                        TENNECO INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
REVENUES
  Net sales and operating
     revenues--
     External......................       $1,338          $1,804            $ --            $  --         $3,142
     Affiliated companies..........           41             194              --             (235)            --
                                          ------          ------            ----            -----         ------
                                           1,379           1,998              --             (235)         3,142
                                          ------          ------            ----            -----         ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).....        1,067           1,666              --             (235)         2,498
  Engineering, research, and
     development...................           26              30              --               --             56
  Selling, general, and
     administrative................          150             152              --               --            302
  Depreciation and amortization of
     other intangibles.............           56              75              --               --            131
                                          ------          ------            ----            -----         ------
                                           1,299           1,923              --             (235)         2,987
                                          ------          ------            ----            -----         ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables......           --              (1)             --               --             (1)
  Other income (expense)...........           19             (13)             --               (7)            (1)
                                          ------          ------            ----            -----         ------
                                              19             (14)             --               (7)            (2)
                                          ------          ------            ----            -----         ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES........................           99              61              --               (7)           153
  Interest expense--
     External (net of interest
       capitalized)................           --               6              98               --            104
     Affiliated companies (net of
       interest income)............           64              (7)            (57)              --             --
  Income tax expense (benefit).....          (59)             16             (51)             105             11
  Minority interest................           --               4              --               --              4
                                          ------          ------            ----            -----         ------
                                              94              42              10             (112)            34
  Equity in net income (loss) from
     affiliated companies..........           56              --              24              (80)            --
                                          ------          ------            ----            -----         ------
NET INCOME (LOSS)..................       $  150          $   42            $ 34            $(192)        $   34
                                          ======          ======            ====            =====         ======

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                    SEPTEMBER 30, 2005
                                       ----------------------------------------------------------------------------
                                                                        TENNECO INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
              ASSETS
Current assets:
  Cash and cash equivalents........       $   --          $   89           $   --         $     --        $   89
  Receivables, net.................          236             757               37             (355)          675
  Inventories......................          117             278               --               --           395
  Deferred income taxes............           36              10               66              (65)           47
  Prepayments and other............           17             115               --               --           132
                                          ------          ------           ------         --------        ------
                                             406           1,249              103             (420)        1,338
                                          ------          ------           ------         --------        ------
Other assets:
  Investment in affiliated
     companies.....................          458              --              950           (1,408)           --
  Notes and advances receivable
     from affiliates...............        3,142             148            4,734           (8,024)           --
  Long-term notes receivable,
     net...........................            1              21               --               --            22
  Goodwill.........................          136              59               --               --           195
  Intangibles, net.................           13              10               --               --            23
  Deferred income taxes............          225              55              176             (176)          280
  Other............................           37              71               33               --           141
                                          ------          ------           ------         --------        ------
                                           4,012             364            5,893           (9,608)          661
                                          ------          ------           ------         --------        ------
Plant, property, and equipment, at
  cost.............................          910           1,503               --               --         2,413
  Less--Reserves for depreciation
     and amortization..............          582             780               --               --         1,362
                                          ------          ------           ------         --------        ------
                                             328             723               --               --         1,051
                                          ------          ------           ------         --------        ------
                                          $4,746          $2,336           $5,996         $(10,028)       $3,050
                                          ======          ======           ======         ========        ======

          LIABILITIES AND
       SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including
     current maturities of
     long-term debt)
     Short-term
       debt--non-affiliated........       $   --          $   15           $   56         $     --        $   71
     Short-term debt--affiliated...           68             182               10             (260)           --
  Trade payables...................          244             548               --              (76)          716
  Accrued taxes....................           79              19               --              (68)           30
  Other............................          137             144               32              (17)          296
                                          ------          ------           ------         --------        ------
                                             528             908               98             (421)        1,113
Long-term debt--non-affiliated.....           --              13            1,345               --         1,358
Long-term debt--affiliated.........        3,498             127            4,399           (8,024)           --
Deferred income taxes..............          207              56               --             (193)           70
Postretirement benefits and other
  liabilities......................          250              76                4                6           336
Commitments and contingencies
Minority interest..................           --              23               --               --            23
Shareholders' equity...............          263           1,133              150           (1,396)          150
                                          ------          ------           ------         --------        ------
                                          $4,746          $2,336           $5,996         $(10,028)       $3,050
                                          ======          ======           ======         ========        ======

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                                 BALANCE SHEET

                                                                         (NOTE 3)
                                                                    DECEMBER 31, 2004
                                       ----------------------------------------------------------------------------
                                                                        TENNECO INC.
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
                                          ======          ======           ======          =======        ======

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                           NINE MONTHS ENDED SEPTEMBER 30, 2005
                                       ----------------------------------------------------------------------------
                                                                        TENNECO INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............      $  50            $ 85             $(173)          $  --         $ (38)
                                          -----            ----             -----           -----         -----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets............................          3               1                --              --             4
Expenditures for plant, property,
  and equipment.....................        (37)            (63)               --              --          (100)
Acquisition of business.............         --             (11)               --              --           (11)
Investments and other...............          3              (2)               --              --             1
                                          -----            ----             -----           -----         -----
Net cash used by investing
  activities........................        (31)            (75)               --              --          (106)
                                          -----            ----             -----           -----         -----
FINANCING ACTIVITIES
Issuance of common shares...........         --              --                 6              --             6
Issuance long-term debt.............         --               1                --              --             1
Retirement of long-term debt........         --              (2)              (41)             --           (43)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt......         --               1                55              --            56
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........       (159)              6               153              --            --
Other...............................         --               1                --              --             1
                                          -----            ----             -----           -----         -----
Net cash provided (used) by
  financing activities..............       (159)              7               173              --            21
                                          -----            ----             -----           -----         -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................         --              (2)               --              --            (2)
                                          -----            ----             -----           -----         -----
Increase (decrease) in cash and cash
  equivalents.......................       (140)             15                --              --          (125)
Cash and cash equivalents, January
  1.................................        140              74                --              --           214
                                          -----            ----             -----           -----         -----
Cash and cash equivalents, September
  30 (Note).........................      $  --            $ 89             $  --           $  --         $  89
                                          =====            ====             =====           =====         =====

NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

                            STATEMENT OF CASH FLOWS

                                                           NINE MONTHS ENDED SEPTEMBER 30, 2004
                                       ----------------------------------------------------------------------------
                                                                        TENNECO INC.
                                        GUARANTOR      NONGUARANTOR        (PARENT        RECLASS &
                                       SUBSIDIARIES    SUBSIDIARIES       COMPANY)          ELIMS      CONSOLIDATED
                                       ------------    ------------    ---------------    ---------    ------------
                                                                        (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............       $156            $143             $(164)          $  --          $135
                                           ----            ----             -----           -----          ----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets............................         --              12                --              --            12
Expenditures for plant, property,
  and equipment.....................        (28)            (59)               --              --           (87)
Investments and other...............         --              --                --              --            --
                                           ----            ----             -----           -----          ----
Net cash used by investing
  activities........................        (28)            (47)               --              --           (75)
                                           ----            ----             -----           -----          ----
FINANCING ACTIVITIES
Issuance of common shares...........         --              --                 6              --             6
Retirement of long-term debt........         --              (2)               (4)             --            (6)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt......         --               1                --              --             1
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........        (80)            (82)              162              --            --
Other...............................         --               1                --              --             1
                                           ----            ----             -----           -----          ----
Net cash provided (used) by
  financing activities..............        (80)            (82)              164              --             2
                                           ----            ----             -----           -----          ----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................         --              (4)               --              --            (4)
                                           ----            ----             -----           -----          ----
Increase (decrease) in cash and cash
  equivalents.......................         48              10                --              --            58
Cash and cash equivalents, January
  1.................................         70              75                --              --           145
                                           ----            ----             -----           -----          ----
Cash and cash equivalents, September
  30 (Note).........................       $118            $ 85             $  --           $  --          $203
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

     We are one of the world's leading manufacturers of automotive emission control and ride control products and systems. We serve both original equipment
(OE) vehicle manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe(R), Rancho(R), Clevite(R) Elastomers and Fric Rot(TM) ride control products and Walker(R), Fonos(TM), and Gillet(TM) emission control products. Worldwide we serve more than 30 different original equipment manufacturers, and our products or systems are included on six of the top 10 passenger car models produced in North America and Western Europe and all of the top 10 light truck models produced in North America for 2004. During 2004, our aftermarket customers were comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. We operate more than 70 manufacturing facilities worldwide and employ approximately 18,400 people to service our customers' demands.

     Factors that are critical to our success include winning new business awards, managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes, fixing or eliminating unprofitable businesses and reducing overall costs. In addition, our ability to adapt to key industry trends, such as the consolidation of OE customers, increasing technologically sophisticated content, changing aftermarket distribution channels, increasing environmental standards and extended product life of automotive parts, also plays a critical role in our success. Other factors that are critical to our success include adjusting to environmental and economic challenges such as increases in the cost of raw materials and our ability to successfully reduce the impact of any such cost increases through material substitutions, cost reduction initiatives and other methods.

     We have a substantial amount of indebtedness, with total debt, net of cash balances, of $1.34 billion as of September 30, 2005. As such, our ability to generate cash--both to fund operations and service our debt--is also a significant area of focus for our company. See "Liquidity and Capital Resources" below for further discussion of cash flows.

     Total revenues for the third quarter of 2005 were $1.1 billion, a ten percent increase over the third quarter of 2004. Higher global OE volumes, customer recovery related to higher steel costs, strengthening currencies, and improved aftermarket revenues primarily drove this increase. The balanced distribution of our customers, geographies, markets, products and platforms allowed us to outperform light vehicle market production rates in a difficult auto environment. Gross margin for the third quarter of 2005 was 18.9 percent down 1.2 percent from 20.1 percent in the third quarter of 2004. Higher gross steel costs of $33 million, fuel surcharges on transportation costs, resolution of an OE customer issue mentioned below, restructuring charges and business mix more than offset savings and improved efficiencies from Lean manufacturing, Six Sigma programs, cost recoveries, and other cost reduction initiatives. We reported selling, general, administrative and engineering expenses for the third quarter of 2005 of 10.8 percent of revenues, as compared to 11.3 percent of revenues for the third quarter of 2004. The improvement was driven by higher revenues, restructuring savings, and tight discretionary spending controls. EBIT was $50 million for the third quarter of 2005, up $6 million from the $44 million reported in the third quarter of 2004. Stronger global volumes, lower selling, general, administration and engineering costs, restructuring savings, benefits from the company's ongoing manufacturing efficiency programs and reduced costs through tight controls on discretionary spending helped drive this improvement.

     Total revenues for the first nine months of 2005 were $3.4 billion, an eight percent increase over the $3.1 billion reported for the same period last year. Strong OE volumes, customer recovery related to higher steel costs, improved aftermarket revenues and currency appreciation primarily drove this increase. Gross margin for first nine months of 2005 was 19.5 percent down one percent from 20.5 percent for the first nine months of 2004 primarily due to the impact of higher materials costs. Selling, general, administrative and engineering expenses for the first nine months of 2005 were 10.4 percent of revenues, compared to the 11.4 percent of revenues reported for the same period last year. The decrease was driven by higher sales volumes, headcount reductions taken at the end of 2004, and tight controls on discretionary spending. EBIT was $177 million for the first nine months of 2005, up $24 million from the $153 million reported for prior year. The increase in EBIT was primarily driven by higher volumes and lower restructuring-related expenses, customer changeover costs and consulting fees indexed to the stock price.

     During the quarter, Tenneco resolved commercial litigation that is recorded as a component of other income and settled a customer issue, which is netted against revenue. The net of these transactions had no financial impact on the company's operating results.

     In October 2004 and July 2005, we announced changes in the structure of our organization which changed our reportable segments. The European segment now includes South American and Indian operations. The Asia Pacific segment includes our other Asian and Australian operations. While this will have no impact on our consolidated results, it will change our segment results. These changes in segment reporting have been reflected in this management discussion and analysis for all periods presented.

     In February 2005, we announced the acquisition of substantially all the exhaust assets of Gabilan Manufacturing, Inc., a privately held company that had developed and manufactured motorcycle exhaust systems for Harley-Davidson motorcycles since 1978. The company also produced aftermarket muffler kits for Harley-Davidson. We purchased Gabilan's assets, including working capital adjustments, for $11 million in cash and expect the acquisition to be accretive within the first year. Gabilan generated approximately $38 million in revenue in 2004.

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the third quarter of 2005 and 2004. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. Additionally, "pass-through" catalytic converter sales include precious metals pricing, which may be volatile. These "pass-through" catalytic converter sales occur when, at the direction of our OE customers, we purchase catalytic converters or components from suppliers, use them in our manufacturing process, and sell them as part of the completed system. While our original equipment customers assume the risk of this volatility, it impacts our reported revenue. Excluding "pass-through" catalytic converter sales removes this impact. We have not reflected any currency impact in the 2004 table since this is the base period for measuring the effects of currency during 2005 on our operations. We use this information to analyze the trend in our revenues before these factors. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

                                                            THREE MONTHS ENDED SEPTEMBER 30, 2005
                                              -----------------------------------------------------------------
                                                                                   PASS-THROUGH      REVENUES
                                                                                      SALES         EXCLUDING
                                                                      REVENUES      EXCLUDING      CURRENCY AND
                                                          CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                              REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                              --------    --------    ---------    ------------    ------------
                                                                         (MILLIONS)
North America Original Equipment
  Ride Control............................     $  120        --        $  120            --            $120
  Emission Control........................        249         3           246            69             177
                                               ------       ---        ------          ----            ----
     Total North America Original
       Equipment..........................        369         3           366            69             297
North America Aftermarket
  Ride Control............................         90        --            90            --              90
  Emission Control........................         43        --            43            --              43
                                               ------       ---        ------          ----            ----
     Total North America Aftermarket......        133        --           133            --             133
                                               ------       ---        ------          ----            ----
       Total North America................        502         3           499            69             430
Europe Original Equipment
  Ride Control............................         84         3            81            --              81
  Emission Control........................        257         1           256            76             180
                                               ------       ---        ------          ----            ----
     Total Europe Original Equipment......        341         4           337            76             261
Europe Aftermarket
  Ride Control............................         46        --            46            --              46
  Emission Control........................         51        --            51            --              51
                                               ------       ---        ------          ----            ----
     Total Europe Aftermarket.............         97        --            97            --              97
South America & India.....................         62         8            54             6              48
                                               ------       ---        ------          ----            ----
       Total Europe, South America &
          India...........................        500        12           488            82             406
Asia......................................         38        --            38            10              28
Australia.................................         56         4            52             4              48
                                               ------       ---        ------          ----            ----
       Total Asia Pacific.................         94         4            90            14              76
                                               ------       ---        ------          ----            ----
Total Tenneco.............................     $1,096       $19        $1,077          $165            $912
                                               ======       ===        ======          ====            ====

                                                            THREE MONTHS ENDED SEPTEMBER 30, 2004
                                              -----------------------------------------------------------------
                                                                                   PASS-THROUGH      REVENUES
                                                                                      SALES         EXCLUDING
                                                                      REVENUES      EXCLUDING      CURRENCY AND
                                                          CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                              REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                              --------    --------    ---------    ------------    ------------
                                                                         (MILLIONS)
North America Original Equipment
  Ride Control............................      $108       $  --        $108           $ --            $108
  Emission Control........................       230          --         230             71             159
                                                ----       -----        ----           ----            ----
     Total North America Original
       Equipment..........................       338          --         338             71             267
North America Aftermarket
  Ride Control............................      $ 83       $  --        $ 83           $ --            $ 83
  Emission Control........................        44          --          44             --              44
                                                ----       -----        ----           ----            ----
     Total North America Aftermarket......       127          --         127             --             127
                                                ----       -----        ----           ----            ----
       Total North America................       465          --         465             71             394
Europe Original Equipment
  Ride Control............................        81          --          81             --              81
  Emission Control........................       224          --         224             74             150
                                                ----       -----        ----           ----            ----
     Total Europe Original Equipment......       305          --         305             74             231
Europe Aftermarket
  Ride Control............................        44          --          44             --              44
  Emission Control........................        50          --          50             --              50
                                                ----       -----        ----           ----            ----
     Total Europe Aftermarket.............        94          --          94             --              94
South America & India.....................        45          --          45              4              41
                                                ----       -----        ----           ----            ----
       Total Europe, South America &
          India...........................       444          --         444             78             366
Asia......................................        37          --          37             12              25
Australia.................................        50          --          50              4              46
                                                ----       -----        ----           ----            ----
       Total Asia Pacific.................        87          --          87             16              71
                                                ----       -----        ----           ----            ----
Total Tenneco.............................      $996       $  --        $996           $165            $831
                                                ====       =====        ====           ====            ====

     Revenues from our North American operations increased $37 million in the third quarter of 2005 compared to the same period last year reflecting higher sales from both the OE and aftermarket businesses. Total North American OE revenues were up $31 million to $369 million in the third quarter of 2005, as compared to $338 million for the third quarter of 2004. OE emission control revenues for the third quarter of 2005 were up $19 million compared to the prior year primarily as a result of higher volumes on strong selling platforms, including revenues from the Harley-Davidson business acquired earlier this year. Adjusted for currency and pass-through sales, OE emission control sales were up $18 million compared to the prior year. OE ride control revenues for the third quarter of 2005 increased 11 percent from the prior year, driven by higher medium and heavy-duty volumes as well as increased sales on specific Nissan platforms. Total OE revenues, excluding pass-through sales and currency, increased 11 percent in the third quarter of 2005, while the North American light vehicle production experienced a two percent decline. Increasing exposure to Japanese OE manufacturers, strong heavy-duty ride control volumes and $11 million in revenues from our recent acquisition of the exhaust business for Harley-Davidson helped offset production declines on large SUV platforms. Aftermarket revenues for North America were $133 million in the third quarter of 2005, representing an increase of five percent compared to the prior year. Aftermarket ride control revenues increased $7 million or nine percent in the third quarter of 2005, due to higher volumes and price increases in response to higher steel costs. Aftermarket emission control revenues decreased two percent in the third quarter of 2005 compared to 2004. Lower volumes due to softer market conditions were the primary reason for the decline.

     Our European, South American and Indian segment's revenues increased $56 million or 13 percent in the third quarter of 2005 compared to last year. Total Europe OE revenues were $341 million in the third quarter of 2005, up 12 percent from last year. OE emission control revenues increased 15 percent to $257 million in the third quarter of 2005, from $224 million in the prior year. Excluding a $2 million increase in pass-through sales and a $1 million increase due to strengthening currency, OE emission control revenues increased 20 percent over 2004. Our OE emission control revenues significantly exceeded the one percent European light vehicle production rate decrease as a result of our position on new and existing platforms with Ford, Volkswagen, DaimlerChrysler, Peugeot, Nissan, Porsche and BMW. OE ride control revenues increased to $84 million in the third quarter of 2005, up four percent from $81 million a year ago. We changed our reporting in the second quarter of 2005 for an "assembly-only" contract with a European OE ride control customer and began accounting for those revenues as net of the related cost of sales. If we had reported our third quarter 2004 revenues in the same manner, they would have been lower by $12 million. Our OE ride control revenue, excluding a $3 million benefit from currency appreciation, increased two percent. We experienced an increase in OE ride control revenues due to stronger sales volumes on successful platforms with Audi, Ford, Nissan and Suzuki. European aftermarket sales were $97 million in the third quarter of 2005 compared to $94 million last year. Ride control aftermarket revenues were up five percent compared to the prior year as a result of strong volumes and improved pricing. Aftermarket emission control revenues increased by two percent, benefiting from price increases and market share gains that are offsetting market declines relating to the introduction of stainless steel (which lengthens our products' useful lives) by OE manufacturers about 10 years ago. South American and Indian revenues were $62 million during the third quarter of 2005, compared with $45 million a year earlier due to both higher OE and aftermarket revenues. Currency appreciation in Brazil and Argentina accounted for $8 million of the increase to South America's revenues.

     Revenues from our Asia Pacific segment, which includes Australia and Asia, increased $7 million to $94 million in the third quarter of 2005 as compared to $87 million in the prior year. Revenues increased $1 million for our Asian operations despite continued soft consumer sales at our largest China customer, Volkswagen. In Australia, stronger OE volumes and strengthening currency increased revenues by 13 percent to $56 million. Excluding the impact of currency, Australian revenues increased six percent.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

                                                                 THREE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                ---------------
                                                                2005       2004       CHANGE
                                                                ----       ----       ------
                                                                         (MILLIONS)
North America...............................................    $37        $31          $6
Europe, South America & India...............................      9         10          (1)
Asia Pacific................................................      4          3           1
                                                                ---        ---          --
                                                                $50        $44          $6
                                                                ===        ===          ==

     The EBIT results shown in the preceding table include the following items, discussed below under "Restructuring and Other Charges" which have an effect on the comparability of EBIT results between periods:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                ---------------
                                                                2005       2004
                                                                ----       ----
                                                                  (MILLIONS)
Europe, South America & India
  Restructuring-related expenses............................     $2         $2

     EBIT for North American operations increased to $37 million in the third quarter of 2005, from $31 million one year ago. Higher OE volumes increased EBIT by $7 million. Manufacturing efficiencies and currency added $1 million to EBIT. These increases to North America EBIT were partially offset by steel cost increases, net of other material costs savings and recovery from customers.

     Our European, South American and Indian segment's EBIT was $9 million for the third quarter of 2005 compared to $10 million during the same period last year. Higher OE volumes from both emission and ride control product lines increased EBIT by $6 million. Costs related to the implementation of a resource planning system at our largest facility in Germany, manufacturing inefficiencies related with aftermarket inventory reductions, currency transaction losses in Eastern European countries and a reserve increase related to a pending legal settlement, negatively impacted EBIT. Included in Europe, South America and India's third quarter 2005 EBIT was $2 million in restructuring and restructuring-related expenses. Europe, South America and India's 2004 EBIT included $2 million in restructuring and restructuring-related expenses.

     EBIT for our Asia Pacific segment was $4 million in the third quarter of 2005 compared to $3 million in the third quarter of 2004. Favorable customer pricing and lower selling, general, administrative and engineering costs increased EBIT by $2 million. Manufacturing efficiencies and favorable currency also benefited EBIT. These additions to EBIT more than offset steel cost increases, net of other material cost savings and recovery from customers.

EBIT AS A PERCENTAGE OF REVENUE

                                                                 THREE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                ---------------
                                                                2005       2004
                                                                ----       ----
North America...............................................      7%         7%
Europe, South America & India...............................      2%         2%
Asia Pacific................................................      4%         3%
  Total Tenneco.............................................      5%         4%

     In North America, EBIT as a percentage of revenue for the third quarter of 2005 remained flat compared to the prior year. As a percent of revenues, higher OE volumes and manufacturing efficiencies offset higher steel costs. In Europe, South America and India, EBIT margins for the third quarter of 2005 remained constant compared to the prior year. OE volume increases were offset by higher selling, general, administrative and engineering costs as well as unfavorable currency transactions and manufacturing inefficiencies. EBIT as a percentage of revenue for our Asia Pacific operations increased one percent in the third quarter of 2005 from the prior year. Customer pricing, manufacturing efficiencies and lower selling, general, administrative and engineering costs more than offset steel cost increases.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $33 million in the third quarter of 2005 compared to $35 million in the prior year. This decrease is primarily due to the November 2004 refinancing of $500 million 11 5/8 percent senior subordinated notes for $500 million of 8 5/8 percent senior subordinated notes due in 2014. Interest expense was also reduced due to a $40 million prepayment of our senior term loan B facility and an amendment to our senior credit facility to reduce by 75 basis points the interest rate on the term loan B facility and the tranche B-1 letter of credit/revolving loan facility. These decreases were partially offset by higher interest expense on the variable portion of our debt. See more detailed explanations on our debt structure, including our issuance of $500 million of 8 5/8 percent senior subordinated notes due 2014 in November 2004, prepayments and amendments to our senior credit facility in February of 2005, and their anticipated impact on our interest expense, in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2004 resulted in lower interest expense of approximately $3 million for the year ended December 31, 2004. Based on the rate in effect through July 15, 2005 and using the current LIBOR as determined under these agreements of 3.82 percent (which remains in effect until January 15,

2006), these swaps are expected to reduce our 2005 annual interest expense by approximately $2 million compared to having this debt remain fixed. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and as such are recorded on the balance sheet at market value with an offset to the underlying hedged item, which is long-term debt. As of September 30, 2005, the fair value of the interest rate swaps was a liability of approximately $4 million.

INCOME TAXES

     Income taxes were $7 million in the third quarter of 2005, compared to $2 million in the prior year. The effective tax rate for the third quarter of 2005 was 40 percent. The third quarter of 2004 included $1 million of tax benefits, primarily related to adjustments for settlement of outstanding tax issues. Including these benefits the effective tax for the third quarter of 2004 was 18 percent. Excluding these benefits our effective tax rate was 33 percent.

EARNINGS PER SHARE

     We reported net income of $10 million or $0.23 per diluted common share for the third quarter of 2005, as compared to earnings of $6 million or $0.14 per diluted common share for the third quarter of 2004. Included in the results for the third quarter of 2005 were negative impacts from expenses related to our restructuring activities. The net impact of these items decreased earnings per diluted share by $0.04. Included in the results for the third three months of 2004 were negative impacts from expenses related to our restructuring activities and the benefit of adjustments related to outstanding tax issues. The net impact of these items decreased earnings per diluted share by $0.02. Please read the Notes to the consolidated financial statements for more detailed information on earnings per share.

RESTRUCTURING AND OTHER NONRECURRING CHARGES

     Over the past several years we have adopted plans to restructure portions of our operations. These plans were approved by the Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Prior to the change in accounting required for exit or disposal activities, we recorded charges to income related to these plans for costs that did not benefit future activities in the period in which the plans were finalized and approved, while actions necessary to affect these restructuring plans occurred over future periods in accordance with established plans.

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

     In October 2004, we announced a plan to eliminate 250 salaried positions through selected layoffs and an elective early retirement program. The majority of layoffs were at middle and senior management levels. As of September 30, 2005, we have incurred $23 million in severance costs. Of this total, $7 million was recorded in cost of sales and $16 million was recorded in selling, general and administrative expense. We expect to generate savings of approximately $20 million annually from this initiative.

     Including the above costs, we incurred $7 million in restructuring and restructuring-related costs in the first nine months of 2005. Including the costs incurred in 2002 through 2004 of $59 million, we have incurred a total of $66 million for activities related to our restructuring initiatives.

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

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we were allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives over the 2002 to 2006 time period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. In February of 2005, our senior credit facility was amended to exclude all remaining cash charges and expenses related to restructuring initiatives started on or before February 21, 2005. As of September 30, 2005, we have excluded $62 million in allowable charges relating to restructuring initiatives previously started.

     Under our amended facility, we are allowed to exclude up to an additional $60 million of cash charges and expenses, before taxes, related to restructuring activities initiated after February 21, 2005 from the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2005, we have excluded $4 million in allowable charges relating to restructuring initiatives against the $60 million available under the terms of the February 2005 amendment to the senior credit facility.

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

Long-Term Receivables

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At September 30, 2005, we had $17 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels. We have not experienced any material losses on arrangements where we have a contractual guarantee of reimbursement from our customers.

Income Taxes

     We have a U.S. Federal tax net operating loss ("NOL") carryforward at September 30, 2005, of $559 million, which will expire in varying amounts from 2018 to 2025. The federal tax effect of that NOL is $196 million, and is recorded as an asset on our balance sheet at September 30, 2005. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize the NOL within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and upon strategies available to accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

Stock-Based Compensation

     We utilize the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If our compensation costs for our stock-based compensation plans were determined using the fair value method of accounting as provided in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," we estimate that our pro-forma net income (loss) and earnings (loss) per share would be lower by less than $1 million or $0.01 per diluted share for each of the quarters ended September 30, 2005 and 2004.

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

     Our approach to establishing the discount rate assumption for both our domestic and foreign plans starts with high-quality investment-grade bonds adjusted for an incremental yield based on actual historical performance. This incremental yield adjustment is the result of selecting securities whose yields are higher than the "normal" bonds that comprise the index. Based on this approach, for 2004 we lowered the weighted average discount rate for pension plans to 6.0 percent, from 6.1 percent. The discount rate for postretirement benefits was lowered from 6.5 percent for 2003 to 6.25 percent for 2004.

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

     Except in the U.K., generally, our pension plans do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At September 30, 2005, all legal funding requirements had been met. Other postretirement benefit obligations, such as retiree medical, and certain foreign pension plans are not funded.

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

     In accordance with GAAP, the change in inventory accounting has been applied by adjusting prior year's financial statements. The effect of the change in accounting principle as of December 31, 2004, was to increase inventories by $14 million, reduce deferred tax assets by $5 million, and increase retained earnings by $9 million. There was no impact on consolidated net income for the three- and nine-month periods ended September 30, 2004 from this restatement.

CHANGES IN ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--An Amendment of Accounting Research Bulletin No. 43, Chapter 4." This statement requires idle facility expenses, excessive spoilage, double freight and rehandling costs to be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our financial position or results of operations.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Corrections," which supersedes APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our financial position or results of operation.

     In June 2005, the FASB issued FSP No. 143-1, "Accounting for Electronic Equipment Waste Obligations." This statement addresses the accounting for obligations associated with Directive 2005/96/EC on Waste Electrical and Electronic Equipment adopted by the European Union. The Directive distinguishes between "new" and "historical" waste. The guidance should be applied the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP No. 143-1 is not expected to have a material impact on our financial position or results of operations.

     In October 2005, the FASB issued FSP No. 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)." The statement provides guidance on the application of grant date as defined in FASB Statement No. 123 (revised 2004), Share-Based Payment. The guidance should be applied upon initial adoption of SFAS No. 123(R). The adoption of FSP No. 123(R)-2 is not expected to have a material impact on our financial position or results of operation.

RESULTS FROM OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the first nine months of 2005 and 2004, including the same reconciliations as are presented above for the third quarter of 2005 and 2004. See "Results from Operations for the Three Months Ended September 30, 2005 and 2004" for a description of why we present, and how we use, these reconciliations.

                                                            NINE MONTHS ENDED SEPTEMBER 30, 2005
                                              -----------------------------------------------------------------
                                                                                   PASS-THROUGH      REVENUES
                                                                                      SALES         EXCLUDING
                                                                      REVENUES      EXCLUDING      CURRENCY AND
                                                          CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                              REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                              --------    --------    ---------    ------------    ------------
                                                                         (MILLIONS)
North America Original Equipment
  Ride Control............................     $  378       $--        $  378          $ --           $  378
  Emission Control........................        756         8           748           204              544
                                               ------       ---        ------          ----           ------
     Total North Original Equipment.......      1,134         8         1,126           204              922
North America Aftermarket
  Ride Control............................        284        --           284            --              284
  Emission Control........................        125        --           125            --              125
                                               ------       ---        ------          ----           ------
     Total North America Aftermarket......        409        --           409            --              409
                                               ------       ---        ------          ----           ------
       Total North America................      1,543         8         1,535           204            1,331
Europe Original Equipment
  Ride Control............................        291        19           272            --              272
  Emission Control........................        813        27           786           236              550
                                               ------       ---        ------          ----           ------
     Total Europe Original Equipment......      1,104        46         1,058           236              822
Europe Aftermarket
  Ride Control............................        134         3           131            --              131
  Emission Control........................        154         4           150            --              150
                                               ------       ---        ------          ----           ------
     Total Europe Aftermarket.............        288         7           281            --              281
South America & India.....................        172        18           154            13              141
                                               ------       ---        ------          ----           ------
       Total Europe, South America &
          India...........................      1,564        71         1,493           249            1,244
Asia......................................        108         1           107            34               73
Australia.................................        162         9           153            13              140
                                               ------       ---        ------          ----           ------
       Total Asia Pacific.................        270        10           260            47              213
                                               ------       ---        ------          ----           ------
Total Tenneco.............................     $3,377       $89        $3,288          $500           $2,788
                                               ======       ===        ======          ====           ======

                                                            NINE MONTHS ENDED SEPTEMBER 30, 2004
                                              -----------------------------------------------------------------
                                                                                   PASS-THROUGH      REVENUES
                                                                                      SALES         EXCLUDING
                                                                      REVENUES      EXCLUDING      CURRENCY AND
                                                          CURRENCY    EXCLUDING      CURRENCY      PASS-THROUGH
                                              REVENUES     IMPACT     CURRENCY        IMPACT          SALES
                                              --------    --------    ---------    ------------    ------------
                                                                         (MILLIONS)
North America Original Equipment
  Ride Control............................     $  346      $  --       $  346          $ --           $  346
  Emission Control........................        752         --          752           243              509
                                               ------      -----       ------          ----           ------
     Total North Original Equipment.......      1,098         --        1,098           243              855
North America Aftermarket
  Ride Control............................        268         --          268            --              268
  Emission Control........................        125         --          125            --              125
                                               ------      -----       ------          ----           ------
     Total North America Aftermarket......        393         --          393            --              393
                                               ------      -----       ------          ----           ------
       Total North America................      1,491         --        1,491           243            1,248
Europe Original Equipment
  Ride Control............................        257         --          257            --              257
  Emission Control........................        719         --          719           232              487
                                               ------      -----       ------          ----           ------
     Total Europe Original Equipment......        976         --          976           232              744
Europe Aftermarket
  Ride Control............................        133         --          133            --              133
  Emission Control........................        144         --          144            --              144
                                               ------      -----       ------          ----           ------
     Total Europe Aftermarket.............        277         --          277            --              277
South America & India.....................        121         --          121            11              110
                                               ------      -----       ------          ----           ------
       Total Europe, South America &
          India...........................      1,374         --        1,374           243            1,131
Asia......................................        127         --          127            45               82
Australia.................................        150         --          150            12              138
                                               ------      -----       ------          ----           ------
       Total Asia Pacific.................        277         --          277            57              220
                                               ------      -----       ------          ----           ------
Total Tenneco.............................     $3,142      $  --       $3,142          $543           $2,599
                                               ======      =====       ======          ====           ======

     Revenues from our North American operations increased $52 million in the first nine months of 2005 compared to last year's first nine months reflecting higher sales from both OE and aftermarket businesses. Total North American OE revenues increased three percent to $1,134 million in the first nine months of this year. OE emission control revenues were up one percent in the first nine months of 2005 as compared to the prior year. Pass-through emission control sales decreased 16 percent to $204 million in the first nine months of 2005. Adjusted for pass-through sales, and currency, OE emission control sales were up seven percent compared to the prior year. OE ride control revenues increased nine percent from the prior year. Total OE revenues, excluding pass-through sales, and currency, increased eight percent in the first nine months of 2005, while North American light vehicle production was down three percent from the first nine months a year ago. We experienced revenue improvement despite the decline in North American light vehicle production primarily due to our strong position on top-selling platforms, as well as higher heavy-duty volumes and revenues from the Harley-Davidson exhaust business acquired earlier this year. Aftermarket revenues for North America were $409 million in the first nine months of 2005, representing an increase of four percent compared to the same period in the prior year. Aftermarket ride control revenues increased $16 million or six percent in the first nine months of 2005, primarily due to price increases and higher sales of premium priced products. Aftermarket emission control revenues were $125 million in the first nine months of 2005, flat compared to the same period last year. Price increases driven by higher steel costs helped offset lower emission control volumes.

     Our European, South American and Indian segment's revenues increased $190 million or 14 percent in the first nine months of 2005 compared to last year's first nine months. Total Europe OE revenues were $1,104 million, up 13 percent from the first nine months of last year. OE emission control revenues in the first nine months increased 13 percent to $813 million from $719 million in the prior year. Excluding a $4 million increase in pass-through sales and a $27 million increase due to strengthening currency, OE emissions control revenues increased 13 percent over the first nine months of 2004. This improvement was greater than overall European light vehicle production levels, which remained relatively unchanged during the first nine months compared to a year ago. Strong volumes on PSA, DaimlerChrysler, Volkswagen, Audi, BMW and Porsche platforms more than offset the general market's flat production rates. OE ride control revenues in the first nine months increased to $291 million, up 13 percent from $257 million a year ago. We changed our reporting in the second quarter of 2005 for an "assembly-only" contract with an European OE ride control customer and began accounting for those revenues as net of the related cost of sales. If we had reported our second and third quarter 2004 revenues in the same manner, they would have been lower by $27 million. Excluding a $19 million benefit from currency appreciation, OE ride control revenues increased six percent. We experienced this revenue increase despite the overall flat market build rates due to stronger sales on new and existing platforms with Volkswagen, Audi, Ford, Nissan, and Suzuki. European aftermarket sales were $288 million in the first nine months of this year compared to $277 million in last year's first nine months. Excluding $7 million attributable to currency appreciation, European aftermarket revenues increased by one percent in the first nine months of 2005 compared to the same period last year. Ride control aftermarket revenues, excluding the impact of currency, were down two percent compared with the prior year, reflecting continued market pressure from customer consolidations. Aftermarket emission control revenues were up seven percent to $154 million compared to the nine month period of last year. Excluding the impact of currency, European aftermarket emission control revenues increased four percent from the prior year. Stronger volumes, pricing and currency appreciation increased South American and Indian revenues, by $51 million or 42 percent over the same period last year.

     Revenues from our Asia Pacific operations, which include Australia and Asia, decreased $7 million to $270 million in the first nine months of 2005 as compared to $277 million in the first nine months of the prior year. Lower OE volumes and pass-through sales resulted in decreased revenues of $19 million at our Asian operations. In Australia, revenues increased by nine percent to $162 million, primarily due to strengthening currency.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")

                                                                 NINE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                                --------------
                                                                2005     2004     CHANGE
                                                                -----    -----    ------
                                                                       (MILLIONS)
North America...............................................    $126     $111      $15
Europe, South America & India...............................      41       26       15
Asia Pacific................................................      10       16       (6)
                                                                ----     ----      ---
                                                                $177     $153      $24
                                                                ====     ====      ===

     The EBIT results shown in the preceding table include the following items, discussed above under "Restructuring and Other Nonrecurring Charges", which have an effect on the comparability of EBIT results between periods:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                ---------------
                                                                2005       2004
                                                                -----      ----
                                                                  (MILLIONS)
North America
  Restructuring-related expenses............................    $  2        $3
  Changeover costs for a major new aftermarket customer.....      --         8
  Consulting fees indexed to stock price....................      --         2
Europe, South America & India
  Restructuring-related expenses............................       5         9
  Consulting fees indexed to stock price....................      --         1
Asia Pacific
  Consulting fees indexed to stock price....................      --         1

     EBIT for North American operations increased to $126 million in the first nine months of 2005, from $111 million one year ago. Higher OE volumes increased EBIT by $13 million. Lower selling, general, administrative and engineering costs improved EBIT by $19 million. These increases to North America EBIT were partially offset by lower aftermarket volumes and steel cost increases, net of other material costs savings and recovery from customers. Included in North America's EBIT for the first nine months of 2005 was $2 million in restructuring and restructuring-related costs. Included in North America's EBIT for the first nine months of 2004 were $3 million in restructuring and restructuring-related expenses, $8 million of changeover costs for a major new aftermarket customer and $2 million in consulting fees indexed to stock price. The customer changeover costs include the cost of acquiring and disposing of competitor inventory when we supply aftermarket parts to a new customer. These costs were substantial in the nine months of 2004 as we replaced a competitor at a significant customer. The 2004 consulting fees relate to a 1999 agreement that provided that a portion of the consultant's compensation would be in stock appreciation rights that were priced above the market price of our stock at the grant date. These rights expired in November 2004.

     Our European, South American and Indian segment's EBIT was $41 million for the first nine months of 2005 compared to $26 million during the same period last year. Higher volumes, primarily European OE, increased EBIT $12 million. Manufacturing efficiencies added $7 million to EBIT. These improvements to EBIT were partially offset by increasing steel costs and higher selling, general, administrative and engineering expenses. Included in Europe, South America and India's EBIT for the first nine months of 2005 was $5 million in restructuring and restructuring-related expenses. Europe and South America's 2004 EBIT included $9 million in restructuring and restructuring-related expenses and $1 million in consulting fees indexed to the stock price.

     EBIT for our Asia Pacific segment was $10 million in the first nine months of 2005 compared to $16 million in the first nine months of 2004. Reduced volumes, primarily in China, negatively impacted EBIT by $6 million. Higher selling, general, administrative, and engineering costs reduced EBIT by $2 million. Steel cost increases, net of other material cost savings and recovery from customers, also negatively impacted Asia Pacific's EBIT. Partially offsetting these decreases to EBIT were manufacturing cost reductions and efficiencies of $8 million. Asia Pacific's 2004 EBIT included $1 million in consulting fees indexed to the stock price.

EBIT AS A PERCENTAGE OF REVENUE

                                                                 NINE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                                --------------
                                                                2005      2004
                                                                ----      ----
North America...............................................     8%        7%
Europe, South America & India...............................     3%        2%
Asia Pacific................................................     4%        6%
  Total Tenneco.............................................     5%        5%

     In North America, EBIT as a percentage of revenue for the first nine months of 2005 was up one percent compared to the prior year. Higher OE volumes and lower selling, general, and administrative costs were partially offset by lower aftermarket volumes and higher steel costs net of material cost savings and recovery from customers. In Europe, South America and India, EBIT margins for the first nine months of 2005 were up one percent compared with the same period last year. OE volume increases and cost savings more than offset the impact of higher steel and selling, general, administrative, and engineering costs. EBIT as a percentage of revenue for our Asia Pacific operations decreased to four percent in the first nine months of 2005 compared to six percent in the prior year. Lower volumes and higher material costs primarily drove the decrease.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $97 million for the first nine months of 2005 compared to $104 million in the prior year. This decrease is primarily due to the November 2004 refinancing of $500 million 11 5/8 percent senior subordinated notes for $500 million of 8 5/8 percent senior subordinated notes due in 2014. Interest expense was also reduced due to a $40 million prepayment of our senior term loan B facility and an amendment to our senior credit facility to reduce by 75 basis points the interest rate on the term loan B facility and the tranche B-1 letter of credit/revolving loan facility. These decreases were partially offset by higher interest expense on the variable portion of our debt. See more detailed explanations on our debt structure, including our issuance of $500 million of 8 5/8 percent senior subordinated notes due 2014 in November 2004, prepayments and amendments to our senior credit facility in February of 2005, and their anticipated impact on our interest expense, in "Liquidity and Capital Resources--Capitalization" later in this Management's Discussion and Analysis.

INCOME TAXES

     Income tax expense was $29 million for the first nine months of 2005, compared to $11 million for the first nine months of 2004. The first nine months of 2005 included $1 million of tax expense, primarily related to adjusting state tax net operating loss carryforwards, partially offset by settlement of prior year tax issues on a more favorable basis than originally anticipated. Including these adjustments the effective tax for the first nine months of 2005 was 36 percent. Excluding these adjustments our effective tax rate was 35 percent. The first nine months of 2004 included $6 million of tax benefits, reflecting the settlement of prior year tax issues on a more favorable basis than originally anticipated. Including these benefits the effective tax for the first nine months of 2004 was 22 percent. Excluding these benefits our effective tax rate was 34 percent.

EARNINGS PER SHARE

     We reported earnings per diluted common share of $1.11 for the first nine months of 2005, compared to $0.78 per diluted share for the first nine months of 2004. Included in the results for the first nine months of 2005 were the negative impacts from expenses related to our restructuring activities and a tax adjustment for state net operating loss carryforwards. In total, these items decreased earnings per diluted common share by $0.13. Included in the results for the first nine months of 2004 were the negative impacts from expenses related to our restructuring activities, customer changeover costs for a major new aftermarket customer, consulting fees indexed to the stock price and benefits for the resolution of outstanding tax issues. In total, these items decreased earnings per diluted common share by $0.23. You should also read the Notes to the financial statements for more detailed information on earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                2005            2004       % CHANGE
                                                            -------------   ------------   --------
                                                                     (MILLIONS)
Short-term debt and current maturities....................     $   71          $   19        274%
Long-term debt............................................      1,358           1,401         (3)
                                                               ------          ------
Total debt................................................      1,429           1,420          1
                                                               ------          ------
Total minority interest...................................         23              24         (4)
Shareholders' equity......................................        150             159         (6)
                                                               ------          ------
Total capitalization......................................     $1,602          $1,603         --
                                                               ======          ======

     General. The year-to-date decrease in shareholders' equity primarily results from $67 million related to the translation of foreign balances into U.S. dollars. This amount was partially offset by our net income, premium on common stock issued pursuant to benefit plans and other transactions which contributed $58 million to shareholders' equity. Although our book equity balance was small at September 30, 2005, it should not affect our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity. You should also read Note 3 to our consolidated financial statements.

     Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, as well as our revolving credit facilities, increased approximately $52 million primarily related to borrowings outstanding under our credit facilities. The current portion of long-term debt decreased by approximately $5 million and was offset by a $2 million increase in foreign subsidiaries' obligations. Borrowings under our revolving credit facilities were approximately $55 million as of September 30, 2005. There were no borrowings outstanding under our revolving credit facilities as of September 30, 2004. The overall decrease in long-term debt resulted from payments made on our outstanding long-term debt and capital leases in addition to our position on interest rate swaps entered into in April 2004. See below for further information on the interest rate swaps.

     Senior Credit Facility--Overview and Recent Transactions. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. We originally entered into this facility in 1999 and since that time have periodically requested and received amendments to the facility for various purposes. In December of 2003, we engaged in a series of transactions that resulted in the full refinancing of the facility, through an amendment and restatement. In February 2005, we amended the facility, which resulted in reduced interest rates on the term loan B and tranche B-1 letter of credit/revolving loan portions of the facility. We also made a voluntary prepayment of $40 million on the term loan B facility, reducing borrowings to $356 million. During the first nine months of 2005, we increased the amount of commitments under our revolving credit facility from $220 million to $300 million and reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $180 million to $155 million. As of September 30, 2005, the senior credit facility consisted of a seven-year, $356 million term loan B facility maturing in December 2010; a five-year, $300 million revolving credit facility maturing in December 2008; and a seven-year, $155 million tranche B-1 letter of credit/revolving loan facility maturing in December 2010. These transactions are described in more detail below.

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

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2004 resulted in lower interest expense of approximately $3 million for the year ended December 31, 2004. Based upon the rate in effect through July 15, 2005 and using the current LIBOR as determined under these agreements of 3.82 percent (which remains in effect until January 15, 2006), these swaps are expected to reduce our 2005 annual interest expense by approximately $2 million, compared to having this debt remain fixed. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and as such are recorded on the balance sheet at market value with an offset to the underlying hedged item, which is long-term debt. As of September 30, 2005, the fair value of the interest rate swaps was a liability of approximately $4 million. On September 30, 2005, we had $994 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2005 through 2025. Included in the $475 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. There is also $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

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

     Additional provisions of the February 2005 amendment to the senior credit facility agreement were as follows: (i) amend the definition of EBITDA to exclude up to $60 million in restructuring-related expenses announced and taken after February 2005, (ii) increase permitted investments to $50 million, (iii) exclude expenses related to the issuance of stock options from the definition of consolidated net income, (iv) permit us to redeem up to $125 million of senior secured notes after January 1, 2008 (subject to certain conditions), (v) increase our ability to add commitments under the revolving credit facility by $25 million, and (vi) make other minor modifications. We incurred approximately $1 million in fees and expenses associated with this amendment, which were capitalized and are being amortized over the remaining term of the agreement. As a result of the amendment and the voluntary prepayment of $40 million under the term loan B, our interest expense in 2005 will be approximately $6 million lower than what it would otherwise have been.

     During the first nine months of 2005, we increased the amount of commitments under our revolving credit facility from $220 million to $300 million and reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $180 million to $155 million. This reduction of our tranche B-1 letter of credit/revolving loan facility was required under the terms of the senior credit facility, as we had increased the amount of our revolving credit facility commitments by more than $55 million.

     In October 2005, we further amended our senior credit facility increasing the amount of commitments we may seek under the revolving credit portion of the facility from $300 million to $350 million, along with other technical changes. We were not required to reduce the commitments under our tranche B-1 letter of credit/ revolving loan facility. We have not yet sought any such increased commitments, but may do so when, in our judgment, market conditions are favorable.

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

     Through the first nine months of 2005, borrowings under the revolving credit facility bore interest at an annual rate equal to, at our option, either
(i) the London Interbank Offering Rate plus a margin of 300 basis points (through July) reduced from 325 basis points in March and further reduced to 275 basis points in August 2005; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points reduced to 37.5 basis points in August of 2005, plus a margin of 200 basis points (through July) reduced from 225 basis points in March and further reduced to 175 basis points in August of 2005. Letters of credit issued under the revolving credit facility accrue a letter of credit fee at a per annum rate of 300 basis points (through July) reduced from 325 basis points in March and further reduced to 275 basis points in August of 2005 for the pro rata account of the lenders under such facility and a fronting fee for the ratable account of the issuers thereof at a per annum rate in an amount to be agreed upon payable quarterly in arrears. The interest margins for borrowings and letters of credit issued under the revolving credit facility are subject to adjustment based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. The margin we pay on the revolving credit facility is reduced by 25 basis points following each fiscal quarter for which the consolidated leverage ratio is less than 4.0 beginning in March 2005. Since our consolidated leverage ratio was 3.52 as of March 31, 2005, and 3.42 as of June 30, 2005, the margin we pay on the revolving credit facility was reduced by 25 basis points in the second quarter of 2005 and was further reduced by 25 basis points in the third quarter of 2005. We also pay a commitment fee of 50 basis points on the unused portion of the revolving credit facility. This commitment fee was reduced by 12.5 basis points during the third quarter of 2005 as our consolidated leverage ratio was less than 3.5.

     Senior Credit Facility--Other Terms and Conditions. The amended and restated senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratio (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratio (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) at the end of each period indicated. The financial ratios required under the amended senior credit facility and, the actual ratios we achieved for the first, second and third quarters of 2005, are shown in the following tables:

                                                                         QUARTER ENDED
                                                 --------------------------------------------------------------
                                                  MARCH 31,        JUNE 30,      SEPTEMBER 30,     DECEMBER 31,
                                                     2005            2005             2005             2005
                                                 ------------    ------------    --------------    ------------
                                                 REQ.    ACT.    REQ.    ACT.    REQ.     ACT.         REQ.
                                                 ----    ----    ----    ----    -----    -----    ------------
Leverage Ratio (maximum).....................    4.75    3.52    4.75    3.42    4.50     3.39         4.50
Interest Coverage Ratio (minimum)............    2.00    2.83    2.00    3.06    2.00     3.12         2.00
Fixed Charge Coverage Ratio (minimum)........    1.10    1.86    1.10    2.02    1.10     2.05         1.10

                                                                   QUARTERS ENDING
                                       ------------------------------------------------------------------------
                                        MARCH 31-      MARCH 31-      MARCH 31-      MARCH 31-      MARCH 31-
                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                           2006           2007           2008           2009           2010
                                       ------------   ------------   ------------   ------------   ------------
                                           REQ.           REQ.           REQ.           REQ.           REQ.
                                       ------------   ------------   ------------   ------------   ------------
Leverage Ratio (maximum).............      4.25           3.75           3.50           3.50           3.50
Interest Coverage Ratio (minimum)....      2.10           2.20           2.35           2.50           2.75
Fixed Charge Coverage Ratio
  (minimum)..........................      1.15           1.25           1.35           1.50           1.75

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

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amendment); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends; (vii) mergers and consolidations; and
(viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of September 30, 2005, we were in compliance with all the financial covenants (as indicated above) and operational restrictions of the facility.

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

     Our senior secured and subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a proforma basis, to be greater than 2.25 and 2.00, respectively. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our and our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of September 30, 2005, we were in compliance with the covenants and restrictions of these indentures.

     Accounts Receivable Securitization. In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under this program. We sold accounts receivable under this program of $97 million and $69 million at September 30, 2005 and 2004, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or
(iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2005, this program was renewed for 364 days to January 30, 2006 at the existing facility size of $75 million. In March 2005, the program was amended to increase the size to $90 million. In July 2005, the program was again amended to increase the size up to $115 million. We also sell some receivables in our European operations to regional banks in Europe. At September 30, 2005, we sold $49 million of accounts receivable in Europe down from $79 million at September 30, 2004. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements would increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

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

CONTRACTUAL OBLIGATIONS

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of September 30, 2005, are shown in the following table:

                                                                    PAYMENTS DUE IN:
                                                --------------------------------------------------------
                                                                                        BEYOND
                                                2005    2006    2007    2008    2009     2009     TOTAL
                                                ----    ----    ----    ----    ----    ------    ------
                                                                       (MILLIONS)
Obligations:
  Revolver borrowings.......................    $ 55    $ --    $ --    $ --    $ --    $   --    $   55
  Senior long-term debt.....................      --      --      --      --      --       356       356
  Long-term notes...........................       1      --       1       2      --       472       476
  Capital leases............................       1       3       3       2       2         3        14
  Subordinated long-term debt...............      --      --      --      --      --       500       500
  Other subsidiary debt.....................       1      --      --      --       1        --         2
  Short-term debt...........................      12      --      --      --      --        --        12
                                                ----    ----    ----    ----    ----    ------    ------
Debt and capital lease obligations..........      70       3       4       4       3     1,331     1,415
Operating leases............................       4      13      11       7       5         5        45
Interest payments...........................      37     122     122     122     122       408       933
Capital commitments.........................       8      --      --      --      --        --         8
                                                ----    ----    ----    ----    ----    ------    ------
Total Payments..............................    $119    $138    $137    $133    $130    $1,744    $2,401
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

     Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate interest debt, we have made assumptions in calculating the amount of the future interest payments. Interest on our senior secured notes and senior subordinated notes is calculated using the fixed rates of 10 1/4 percent and 8 5/8 percent, respectively. Interest on our variable rate debt is calculated as 225 basis points plus LIBOR of 3.83 percent which was the rate at September 30, 2005. We have assumed that LIBOR will remain unchanged for the outlying years. See "--Capitalization." In addition we have included the impact of our interest rate swaps entered into in April 2004. See "Interest Rate Risk" below.

     We have also included an estimate of expenditures required after September 30, 2005 to complete the facilities and projects authorized at December 31, 2004, in which we have made substantial commitments in connections with facilities.

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

     We have not included material cash requirements for taxes as we are a taxpayer in certain foreign jurisdictions but not in domestic locations. Additionally, it is difficult to estimate taxes to be paid as changes in where we generate income can have a significant impact on future tax payments. We have also not included cash requirements for funding pension and postretirement benefit costs. Based upon current estimates we believe we will be required to make contributions between $58 million to $63 million to those plans in 2005, of which approximately $53 million has been contributed as of September 30, 2005. Pension and postretirement contributions beyond 2005 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2005. In addition, we have not included cash requirements for environmental remediation. Based upon current estimates we believe we will be required to spend approximately $9 million over the next 20 to 30 years. However, due to possible modifications in remediation processes and other factors, it is difficult to determine the actual timing of the payments. See "--Environmental and Other Matters".

     We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $1 million at both September 30, 2005 and 2004, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

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

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, travel and procurement card programs, and cash management requirements for some of our subsidiaries totaling $27 million. We have also issued $19 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

CASH FLOWS

                                                                 NINE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                                -------------
                                                                2005     2004
                                                                -----    ----
                                                                 (MILLIONS)
Cash provided (used) by:
  Operating activities......................................    $ (38)   $135
  Investing activities......................................     (106)    (75)
  Financing activities......................................       21       2

Operating Activities

     For the nine months ended September 30, 2005, operating activities used $38 million in cash compared to a source of $135 million in cash during the same period last year. For the first nine months of 2005, cash used for working capital was $188 million versus $28 million for the first nine months of 2004. Higher revenues and the discontinuation of accelerated payment programs with three major OE customers in North America was the primary reason for higher year over year receivables balances that resulted in a cash outflow of $209 million, a $143 million increase from last year. Inventory represented a cash outflow of $22 million during the first nine months of 2005, consistent with last year. Accounts payable provided cash of $52 million, slightly lower than last year's cash inflow of $55 million. Other current liabilities resulted in a source of $5 million in cash for the first nine months of 2005, versus a source of $21 million in cash during the same period last year. This change of $16 million was primarily related to severance payments during the first nine months of 2005, as well as last year's increase in accruals for a new aftermarket customer. Cash taxes were a $16 million outflow in the latest nine months ending September 30, 2005, consistent with the $15 million prior year outflow. Other operating activity was a use of $39 million in cash for the first nine months of 2005 compared to a source of $9 million in cash in the prior year. This change is primarily related to an increase in pension contributions during the first nine months of 2005.

     We had arrangements with three major OE customers in North America under which, in exchange for a discount, payments for product sales were made earlier than otherwise required under existing payment terms. These arrangements reduced accounts receivable by $88 million as of December 31, 2004. All three of these programs were discontinued during the first nine months of 2005. To mitigate the impact on our liquidity from the termination of these programs, in February 2005 we supplemented our existing senior credit facility by increasing from $220 million to $300 million the amount of lenders' commitments under the revolving credit facility portion of the senior credit facility. As part of this agreement, we reduced from $180 million to $155 million the amount of lenders' commitments under the tranche B-1 letter of credit/revolving loan facility portion of the senior credit facility as required by the terms of the senior credit facility. In October 2005, we further supplemented the senior credit facility by increasing from $300 million to $350 million the amount of commitments we may seek (we have not yet sought any such additional commitments). We were not required to reduce the commitments under the tranche B-1 letter of credit/revolving loan facility.

     One of our European subsidiaries receives payment from an OE customer whereby accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. The reported sales of these financial instruments were no longer included in the account receivables sold beginning in the fourth quarter of 2004. Any of these financial instruments that are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that were collected before their maturity date totaled $26 million at September 30, 2005, compared with $44 million at December 31, 2004.

Investing Activities

     Cash used for investing activities was $31 million higher in the first nine months of 2005 compared to the same period one year ago. During the first nine months of 2005, we used $11 million in cash to acquire the exhaust operations of Gabilan Manufacturing, partially offset by net proceeds from the sale of assets of $4 million. In the first nine months of 2004, we received $12 million in cash from the sale of assets, primarily driven by the sale of our Birmingham, U.K. facility. Capital expenditures were $100 million in the first nine months of 2005 compared to $87 million a year ago. This increase of $13 million in capital expenditures was primarily due to the timing of future OE customer platform launches.

Financing Activities

     Cash flow from financing activities was a $21 million inflow in the first nine months of 2005 compared to an inflow of $2 million in the same period of 2004. This is primarily attributable to $56 million increased borrowings from our revolving credit facility partially offset by $43 million in cash used to reduce our long-term debt during the first nine months of 2005.

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

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2004 resulted in lower interest expense of approximately $3 million for the year ended December 31, 2004. Based on the rate in effect through July 15, 2005 and using the current LIBOR as determined under these agreements of 3.82 percent (which remains in effect until January 15, 2006), these swaps are expected to reduce our 2005 annual interest expense by approximately $2 million compared to having this debt remain fixed. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and as such are recorded on the balance sheet at market value with an offset to the underlying hedged item, which is long-term debt. As of September 30, 2005, the fair value of the interest rate swaps was a liability of approximately $4 million. On September 30, 2005, we had $994 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2005 through 2025. Included in the $475 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. There is also $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     We estimate that the fair value of our long-term debt at September 30, 2005 was about 105 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $3 million after tax, excluding the effect of the interest rate swaps we completed in April 2004. A one percentage point increase or decrease in interest rates on the swaps we completed in April 2004 would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by approximately $1 million after tax.

OUTLOOK

     Continued higher steel pricing, volatile oil prices and rising interest rates make this an uncertain and challenging environment for automotive suppliers. North American OE light vehicle production levels for 2004 were 15.7 million units. Current estimates for 2005 indicate that North American OE light vehicle production levels will finish the year one-half of a percent lower than 2004. However future OE production levels in North America remain somewhat uncertain. While incentive programs have reduced North American OE inventory levels, consumer sales have been pulled forward, potentially reducing demand for the fourth quarter of 2005. In addition, energy prices appear to be reducing consumer spending and adversely impacting the vehicle sales mix. Western Europe light vehicle production volumes grew during 2004 to 16.4 million units. Expectations for 2005 indicate production will drop 1.4 percent to 16.2 million units. We saw a strong increase in heavy-duty truck production rates during 2004. Production rates for 2005 are expected to increase approximately 11 percent for class five through seven heavy-duty trucks and as much as 21 percent for class eight heavy-duty trucks. Although heavy-duty business represents a small percentage of our overall revenues, this should benefit our North American operations. In Asia, Volkswagen's market share decline in China is expected to continue to negatively impact our revenues in this region. Over time we believe that new joint ventures to serve Ford and BMW, and a growing relationship with General Motors in China will improve our position in the Asia Pacific region. In the global aftermarket, issues related to heightened regional competition and longer product replacement cycles that have impacted revenues in the past continue to be a challenge in 2005. In addition, higher energy prices may impact vehicle maintenance spending. As a result there could be softness in the aftermarket during the remainder of 2005.

     These factors make us cautious concerning the outlook for the remainder of 2005. However, our customer, geographic and market diversity, stable management team and regulatory environment provide us with an opportunity to meet industry challenges. We believe our diversified customer base, geographies, product lines, platforms and markets provide the opportunity to mitigate the impact of specific declines in any one area. We are also benefiting from environmental legislation and consumer safety concerns that drive higher content for exhaust and ride control suppliers with innovative product solutions.

     We continue to focus on mitigating the impact of higher costs by pursuing restructuring initiatives such as the one announced in the fourth quarter of last year, which is expected to generate $20 million in annual savings; improving manufacturing efficiency with Lean; generating at least $20 million in Six Sigma savings; and capitalizing on our anticipated increase in 2005 revenues over those we achieved in 2004. Lower interest expense as a result of our debt refinancing in the fourth quarter of 2004 and amendments to our senior credit facility in the first quarter of 2005 also help mitigate the impact. In addition, as we finish the remainder of 2005 we are not expecting a significant impact on EBIT year-over-year from higher steel costs, net of other material cost savings and recovery from customers, as a result of a variety of offsetting cost reduction initiatives.

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

     As of September 30, 2005, we are designated as a potentially responsible party in one Superfund site. We have estimated our share of the remediation costs for this site to be less than $1 million in the aggregate. In addition to the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $9 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

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

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 50 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to eight percent of the employee's salary. We recorded expense for these matching contributions of approximately $5 million for each of the nine months ended September 30, 2005 and 2004, respectively. All contributions vest immediately.

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

                                    PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) None.

     (b) Not applicable.

     (c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to the Company's purchase of shares of its common stock in the third quarter of 2005. All of these purchases reflect shares withheld upon vesting of restricted stock upon employees' termination of employment, to satisfy tax withholding obligations.

                                                                TOTAL NUMBER OF      AVERAGE
PERIOD                                                          SHARES PURCHASED    PRICE PAID
------                                                          ----------------    ----------
July 2005...................................................           --             $   --
August 2005.................................................           --             $   --
September 2005..............................................          304             $17.38
                                                                      ---
  Total.....................................................          304             $17.38
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

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          TENNECO INC.

                                          By:    /s/ KENNETH R. TRAMMELL
                                            ------------------------------------
                                                    Kenneth R. Trammell
                                                 Senior Vice President and
                                                  Chief Financial Officer

Dated: November 4, 2005

                               INDEX TO EXHIBITS
                                       TO
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2005

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
   2           --    None
   3.1(a)      --    Restated Certificate of Incorporation of the registrant
                     dated December 11, 1996 (incorporated herein by reference
                     from Exhibit 3.1(a) of the registrant's Annual Report on
                     Form 10-K for the year ended December 31, 1997, File No.
                     1-12387).
   3.1(b)      --    Certificate of Amendment, dated December 11, 1996
                     (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                     December 31, 1997, File No. 1-12387).
   3.1(c)      --    Certificate of Ownership and Merger, dated July 8, 1997
                     (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                     December 31, 1997, File No. 1-12387).
   3.1(d)      --    Certificate of Designation of Series B Junior Participating
                     Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                     Quarterly Report on Form 10-Q for the quarter ended
                     September 30, 1998, File No. 1-12387).
   3.1(e)      --    Certificate of Elimination of the Series A Participating
                     Junior Preferred Stock of the registrant dated September 11,
                     1998 (incorporated herein by reference from Exhibit 3.1(e)
                     of the registrant's Quarterly Report on Form 10-Q for the
                     quarter ended September 30, 1998, File No. 1-12387).
   3.1(f)      --    Certificate of Amendment to Restated Certificate of
                     Incorporation of the registrant dated November 5, 1999
                     (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
   3.1(g)      --    Certificate of Amendment to Restated Certificate of
                     Incorporation of the registrant dated November 5, 1999
                     (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
   3.1(h)      --    Certificate of Ownership and Merger merging Tenneco
                     Automotive Merger Sub Inc. with and into the registrant,
                     dated November 5, 1999 (incorporated herein by reference
                     from Exhibit 3.1(h) of the registrant's Quarterly Report on
                     Form 10-Q for the quarter ended September 30, 1999, File No.
                     1-12387).
   3.1(i)      --    Certificate of Amendment to Restated Certificate of
                     Incorporation of the registrant dated May 9, 2000
                     (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
   3.1(j)      --    Certificate of Ownership and Merger merging Tenneco Inc.
                     with and into the registrant, effective October 28, 2005
                     (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on Form 8-K dated October 28,
                     2005, File No. 1 -12387).
   3.2         --    By-laws of the registrant, as amended October 28, 2005
                     (incorporated herein by reference from Exhibit 99.2 of the registrant's Current Report on Form 8-K dated October 28,
                     2005, File No. 1-12387).
   3.3         --    Certificate of Incorporation of Tenneco Global Holdings Inc.
                     ("Global"), as amended (incorporated herein by reference to
                     Exhibit 3.3 to the registrant's Registration Statement on
                     Form S-4, Reg. No. 333-93757).
   3.4         --    By-laws of Global (incorporated herein by reference to
                     Exhibit 3.4 to the registrant's Registration Statement on
                     Form S-4, Reg. No. 333-93757).
   3.5         --    Certificate of Incorporation of TMC Texas Inc. ("TMC")
                     (incorporated herein by reference to Exhibit 3.5 to the
                     registrant's Registration Statement on Form S-4, Reg. No.
                     333-93757).
   3.6         --    By-laws of TMC (incorporated herein by reference to Exhibit
                     3.6 to the registrant's Registration Statement on Form S-4,
                     Reg. No. 333-93757).

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
   3.7         --    Amended and Restated Certificate of Incorporation of Tenneco
                     International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                     Statement on Form S-4, Reg. No. 333-93757).
   3.8         --    Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                     Statement on Form S-4, Reg. No. 333-93757).
   3.9         --    Certificate of Incorporation of Clevite Industries Inc.
                     ("Clevite"), as amended (incorporated herein by reference to
                     Exhibit 3.9 to the registrant's Registration Statement on
                     Form S-4, Reg. No. 333-93757).
   3.10        --    By-laws of Clevite (incorporated herein by reference to
                     Exhibit 3.10 to the registrant's Registration Statement on
                     Form S-4, Reg. No. 333-93757).
   3.11        --    Amended and Restated Certificate of Incorporation of the
                     Pullman Company ("Pullman") (incorporated herein by
                     reference to Exhibit 3.11 to the registrant's Registration
                     Statement on Form S-4, Reg. No. 333-93757).
   3.12        --    By-laws of Pullman (incorporated herein by reference to
                     Exhibit 3.12 to the registrant's Registration Statement on
                     Form S-4, Reg. No. 333-93757).
   3.13        --    Certificate of Incorporation of Tenneco Automotive Operating
                     Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
   3.14        --    By-laws of Operating (incorporated herein by reference to
                     Exhibit 3.14 to the registrant's Registration Statement on
                     Form S-4, Reg. No. 333-93757).
   4.1(a)      --    Rights Agreement dated as of September 8, 1998, by and
                     between the registrant and First Chicago Trust Company of
                     New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                     8-K dated September 24, 1998, File No. 1-12387).
   4.1(b)      --    Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                     Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Annual
                     Report on Form 10-K for the year ended December 31, 1999,
                     File No. 1-12387).
   4.1(c)      --    Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from
                     Exhibit 4.4(b) of the registrant's Post-Effective Amendment
                     No. 3, dated February 26, 2001, to its Registration
                     Statement on Form 8-A dated September 17, 1998).
   4.2(a)      --    Indenture, dated as of November 1, 1996, between the
                     registrant and The Chase Manhattan Bank, as Trustee
                     (incorporated herein by reference from Exhibit 4.1 of the
                     registrant's Registration Statement on Form S-4,
                     Registration No. 333-14003).
   4.2(b)      --    First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                     registrant and The Chase Manhattan Bank, as Trustee
                     (incorporated herein by reference from Exhibit 4.3(b) of the registrant's Annual Report on Form 10-K for the year ended
                     December 31, 1996, File No. 1-12387).
   4.2(c)      --    Second Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                     registrant and The Chase Manhattan Bank, as Trustee
                     (incorporated herein by reference from Exhibit 4.3(c) of the registrant's Annual Report on Form 10-K for the year ended
                     December 31, 1996, File No. 1-12387).
   4.2(d)      --    Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                     registrant and The Chase Manhattan Bank, as Trustee
                     (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                     December 31, 1996, File No. 1-12387).
   4.2(e)      --    Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                     registrant and The Chase Manhattan Bank, as Trustee
                     (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                     December 31, 1996, File No. 1-12387).

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
   4.2(f)      --    Eleventh Supplemental Indenture, dated October 21, 1999, to
                     Indenture dated November 1, 1996 between The Chase Manhattan
                     Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly
                     Report on Form 10-Q for the quarter ended September 30,
                     1999, File No. 1-12387).
  *4.3         --    Specimen stock certificate for Tenneco Inc. common stock.
   4.4(a)      --    Indenture dated October 14, 1999 by and between the
                     registrant and The Bank of New York, as trustee
                     (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
   4.4(b)      --    Supplemental Indenture dated November 4, 1999 among Tenneco
                     Automotive Operating Company Inc., Tenneco International
                     Holding Corp., Tenneco Global Holdings Inc., the Pullman
                     Company, Clevite Industries Inc. and TMC Texas Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Quarterly
                     Report on Form 10-Q for the quarter ended September 30,
                     1999, File No. 1-12387).
   4.4(c)      --    Subsidiary Guarantee dated as of October 14, 1999 from
                     Tenneco Automotive Operating Company Inc., Tenneco
                     International Holding Corp., Tenneco Global Holdings Inc.,
                     the Pullman Company, Clevite Industries Inc. and TMC Texas
                     Inc. in favor of The Bank of New York, as trustee
                     (incorporated herein by reference to Exhibit 4.4(c) to the registrant's Registration Statement on Form S-4, Reg. No.
                     333-93757).
   4.5(a)      --    Amended and Restated Credit Agreement, dated as of December
                     12, 2003, among the registrant, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A. and Citicorp North America,
                     Inc., as co-documentation agents, Deutsche Bank Securities
                     Inc., as syndication agent, and JP Morgan Chase Bank, as
                     administrative agent (incorporated herein by reference to
                     Exhibit 4.5(a) to the registrant's Annual Report on Form
                     10-K for the year ended December 31, 2003, File No.
                     1-12387).
   4.5(b)      --    Amended and Restated Guarantee And Collateral Agreement,
                     dated as of November 4, 1999, by the registrant and the
                     subsidiary guarantors named therein, in favor of JPMorgan
                     Chase Bank, as Administrative Agent (incorporated herein by reference from Exhibit 4.5(f) to the registrant's Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 2003,
                     File No. 1-12387).
   4.5(c)      --    First Amendment, dated as of April 30, 2004, to the Amended and Restated Credit Agreement dated as of December 12, 2003, among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated
                     herein by reference from Exhibit 4.5(c) to the registrant's
                     Quarterly Report on Form 10-Q for the quarter ended
                     September 30, 2004, File No. 1-12387).
   4.5(d)      --    Second Amendment, dated November 19, 2004, to the Amended
                     and Restated Credit Agreement dated as of December 12, 2003, among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated
                     herein by reference from Exhibit 99.2 of the registrant's
                     Current Report on Form 8-K dated November 19, 2004, File No.
                     1-12387).
   4.5(e)      --    Third Amendment, dated February 17, 2005, to the Amended and
                     Restated Credit Agreement, dated as of December 12, 2003
                     among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K dated February 17, 2005, File No. 1-12387).

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
   4.5(f)      --    New Lender Supplement, dated as of March 31, 2005, by and
                     among Wachovia Bank, National Association, the registrant
                     and JPMorgan Chase Bank, N.A.; New Lender Supplement, dated as of March 31, 2005, by and among Wells Fargo Foothill,
                     LLC, the registrant and JPMorgan Chase Bank, N.A.; New
                     Lender Supplement, dated as of March 31, 2005, by and among
                     Charter One Bank, NA, Tenneco Inc. and JPMorgan Chase Bank,
                     N.A (incorporated herein by reference from Exhibit 4.5(f) to the registrant's Quarterly Report on form 10-Q for the
                     quarter ended March 31, 2005, File No. 1-12387).
   4.5(g)      --    New Lender Supplement, dated as of April 29, 2005, by and
                     among The Bank of Nova Scotia, the registrant and JPMorgan
                     Chase Bank, N.A (incorporated herein by reference from
                     Exhibit 4.5(g) to the registrant's Quarterly Report on Form
                     10-Q for the quarter ended March 31, 2005, File No.
                     1-12387).
  *4.5(h)      --    Fourth Amendment, dated October 7, 2005, to the Amended and
                     Restated Credit Agreement, dated as of December 12, 2003,
                     among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto.
  *4.5(i)      --    First Amendment, dated October 7, 2005, to the Amended and
                     Restated Guarantee and Collateral Agreement, dated as of
                     November 4, 1999, by the registrant and the subsidiary
                     guarantors named therein, in favor of JPMorgan Chase Bank, as Administrative Agent.
   4.6(a)      --    Indenture, dated as of June 19, 2003, among the registrant, the subsidiary guarantors named therein and Wachovia Bank,
                     National Association (incorporated herein by reference from
                     Exhibit 4.6(a) to the registrant's Quarterly Report on Form
                     10-Q for the quarter ended June 30, 2003, File No. 1-12387).
   4.6(b)      --    Collateral Agreement, dated as of June 19, 2003, by the
                     registrant and the subsidiary guarantors named therein in
                     favor of Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(b) to the registrant's
                     Quarterly Report on Form 10-Q for the quarter ended June 30,
                     2003, File No. 1-12387).
   4.6(c)      --    Registration Rights Agreement, dated as of June 19, 2003,
                     among the registrant, the subsidiary guarantors named
                     therein, and the initial purchasers named therein, for whom
                     JPMorgan Securities Inc. acted as representative
                     (incorporated herein by reference from Exhibit 4.6(c) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
   4.6(d)      --    Supplemental Indenture, dated as of December 12, 2003, among the registrant, the subsidiary guarantors named therein and
                     Wachovia Bank, National Association (incorporated herein by reference to Exhibit 4.6(d) to the registrant's Annual
                     Report on Form 10-K for the year ended December 31, 2003,
                     File No. 1-12387).
   4.6(e)      --    Registration Rights Agreement, dated as of December 12,
                     2003, among the registrant, the subsidiary guarantors named therein, and the initial purchasers named therein, for whom
                     Banc of America Securities LLC acted as representative agent
                     (incorporated herein by reference to Exhibit 4.5(a) to the registrant's Annual Report on Form 10-K for the year ended
                     December 31, 2003, File No. 1-12387).
  *4.6(f)      --    Second Supplemental Indenture, dated as of October 28, 2005, among the registrant, the subsidiary guarantors named
                     therein and Wachovia Bank, National Association
   4.7         --    Intercreditor Agreement, dated as of June 19, 2003, among
                     JPMorgan Chase Bank, as Credit Agent, Wachovia Bank,
                     National Association, as Trustee and Collateral Agent, and
                     the registrant (incorporated herein by reference from
                     Exhibit 4.7 to the registrant's Quarterly Report on Form
                     10-Q for the quarter ended June 30, 2003, File No. 1-12387).
   4.8(a)      --    Indenture, dated as of November 19, 2004, among the
                     registrant, the subsidiary guarantors named therein and The
                     Bank of New York Trust Company (incorporated herein by
                     reference from Exhibit 99.1 of the registrant's Current
                     Report on Form 8-K dated November 19, 2004, File No.
                     1-12387).

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
   4.8(b)      --    Supplemental Indenture, dated as of March 28, 2005, among
                     the registrant, the guarantors party thereto and the Bank of
                     New York Trust Company, N.A., as trustee (incorporated
                     herein by reference from Exhibit 4.3 to the registrant's
                     Registration Statement on Form S-4, Reg. No. 333-123752).
   4.8(c)      --    Registration Rights Agreement, dated as of November 19,
                     2004, among the registrant, the guarantors party thereto and the initial purchasers party thereto (incorporated herein by reference from Exhibit 4.2 to the registrant's Registration
                     Statement on Form S-4, Reg. No. 333-123752).
  *4.8(d)      --    Second Supplemental Indenture, dated as of October 28, 2005, among the registrant, the guarantors party thereto and the
                     Bank of New York Trust Company, N.A., as trustee.
  10.1         --    Distribution Agreement, dated November 1, 1996, by and among
                     El Paso Tennessee Pipeline Co., the registrant, and Newport
                     News Shipbuilding Inc. (incorporated herein by reference
                     from Exhibit 2 of the registrant's Form 10, File No.
                     1-12387).
  10.2         --    Amendment No. 1 to Distribution Agreement, dated as of
                     December 11, 1996, by and among El Paso Tennessee Pipeline
                     Co., the registrant, and Newport News Shipbuilding Inc.
                     (incorporated herein by reference from Exhibit 10.2 of the registrant's Annual Report on Form 10-K for the year ended
                     December 31, 1996, File No. 1-12387).
  10.3         --    Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual
                     Report on Form 10-K for the year ended December 31, 1996,
                     File No. 1-12387).
  10.4         --    Benefits Agreement, dated December 11, 1996, by and among El
                     Paso Tennessee Pipeline Co., the registrant, and Newport
                     News Shipbuilding Inc. (incorporated herein by reference
                     from Exhibit 10.4 of the registrant's Annual Report on Form
                     10-K for the year ended December 31, 1996, File No.
                     1-12387).
  10.5         --    Insurance Agreement, dated December 11, 1996, by and among
                     El Paso Tennessee Pipeline Co., the registrant, and Newport
                     News Shipbuilding Inc. (incorporated herein by reference
                     from Exhibit 10.5 of the registrant's Annual Report on Form
                     10-K for the year ended December 31, 1996, File No.
                     1-12387).
  10.6         --    Tax Sharing Agreement, dated December 11, 1996, by and among
                     El Paso Tennessee Pipeline Co., Newport News Shipbuilding
                     Inc., the registrant, and El Paso Natural Gas Company
                     (incorporated herein by reference from Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended
                     December 31, 1996, File No. 1-12387).
  10.7         --    First Amendment to Tax Sharing Agreement, dated as of
                     December 11, 1996, among El Paso Tennessee Pipeline Co.
                     (formerly Tenneco Inc.), the registrant, El Paso Natural Gas
                     Company and Newport News Shipbuilding Inc. (incorporated
                     herein by reference from Exhibit 10.7 of the registrants's
                     Annual Report on Form 10-K for the year ended December 31,
                     1996, File No. 1-12387).
  10.8         --    Value Added "TAVA" Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.8 of the registrant's
                     Quarterly Report on Form 10-Q for the quarter ended
                     September 30, 2003, File No. 1-12387).
  10.9         --    Change of Control Severance Benefits Plan for Key Executives
                     (incorporated herein by reference from Exhibit 10.13 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
  10.10        --    Stock Ownership Plan (incorporated herein by reference from
                     Exhibit 10.10 of the registrant's Registration Statement on
                     Form S-4, Reg. No. 333-93757).
  10.11        --    Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.11 to the registrant's Quarterly Report on
                     Form 10-Q for the quarter ended June 30, 2000, File No.
                     1-12387).

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
  10.12        --    Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.12 to the registrant's Quarterly Report on
                     Form 10-Q for the quarter ended June 30, 2000, File No.
                     1-12387).
  10.13        --    Supplemental Executive Retirement Plan (incorporated herein by reference from Exhibit 10.13 to the registrant's
                     Quarterly Report on Form 10-Q for the quarter ended June 30,
                     2000, File No. 1-12387).
  10.14        --    Human Resources Agreement by and between the registrant and
                     Tenneco Packaging Inc. dated November 4, 1999 (incorporated herein by reference to Exhibit 99.1 to the registrant's
                     Current Report on Form 8-K dated November 4, 1999, File No.
                     1-12387).
  10.15        --    Tax Sharing Agreement by and between the registrant and
                     Tenneco Packaging Inc. dated November 3, 1999 (incorporated herein by reference to Exhibit 99.2 to the registrant's
                     Current Report on Form 8-K dated November 4, 1999, File No.
                     1-12387).
  10.16        --    Amended and Restated Transition Services Agreement by and
                     between the registrant and Tenneco Packaging Inc. dated as of November 4, 1999 (incorporated herein by reference from
                     Exhibit 10.21 of the registrant's Quarterly Report on Form
                     10-Q for the quarter ended September 30, 1999, File No.
                     1-12387).
  10.17        --    Assumption Agreement among Tenneco Automotive Operating
                     Company Inc., Tenneco International Holding Corp., Tenneco
                     Global Holdings Inc., The Pullman Company, Clevite
                     Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                     and the other Initial Purchasers listed in the Purchase
                     Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.24 of the registrant's
                     Registration Statement on Form S-4, Reg. No. 333-93757).
  10.18        --    Amendment No. 1 to Change in Control Severance Benefits Plan
                     for Key Executives (incorporated herein by reference from
                     Exhibit 10.23 to the registrant's Quarterly Report on Form
                     10-Q for the quarter ended June 30, 2000, File No 1-12387).
  10.19        --    Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from
                     Exhibit 10.24 to the registrant's Quarterly Report on Form
                     10-Q for the quarter ended June 30, 2000, File No. 1-12387).
  10.20        --    Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                     Form 10-Q for the quarter ended June 30, 2000, File No.
                     1-12387).
  10.21        --    Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference
                     from Exhibit 10.28 to the registrant's Annual Report on Form
                     10-K for the year ended December 31, 2000, File No.
                     1-12387).
  10.22        --    Form of Indemnity Agreement entered into between the
                     registrant and the following directors of the registrant:
                     Paul Stecko, M. Kathryn Eickhoff and Dennis Severance
                     (incorporated herein by reference from Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).
  10.23        --    Mark P. Frissora Special Appendix under the Supplemental
                     Executive Retirement Plan (incorporated herein by reference from Exhibit 10.30 to the registrant's Annual Report on Form
                     10-K for the year ended December 31, 2000, File No.
                     1-12387).
  10.24        --    Letter Agreement dated as of June 1, 2001 between the
                     registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form
                     10-K for the year ended December 31, 2001. File No.
                     1-12387).
  10.25        --    2002 Long-Term Incentive Plan (As Amended and Restated
                     Effective March 11, 2003) (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                     Form 10-Q for the quarter ended June 30, 2003. File No.
                     1-12387).
  10.26        --    Amendment No. 1 to the Deferred Compensation Plan
                     (incorporated herein by reference from Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the year ended
                     December 31, 2002, File No. 1-12387).

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
  10.27        --    Supplemental Stock Ownership Plan (incorporated herein by
                     reference from Exhibit 10.28 to the registrant's Annual
                     Report on Form 10-K for the year ended December 31, 2002,
                     File No. 1-12387).
  10.28        --    Form of Stock Equivalent Unit Award Agreement under the 2002
                     Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.1 of the registrant's Current
                     Report on Form 8-K dated January 13, 2005, File No.
                     1-12387).
  10.29        --    Form of Stock Option Agreement for employees under the 2002
                     Long-Term Incentive Plan, as amended (providing for a ten
                     year option term) (incorporated herein by reference from
                     Exhibit 99.2 of the registrant's Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
  10.30        --    Form of Stock Option Agreement for non-employee directors
                     under the 2002 Long-Term Incentive Plan, as amended
                     (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.3 of the registrant's Current
                     Report on Form 8-K dated January 13, 2005, File No.
                     1-12387).
  10.31        --    Form of Restricted Stock Award Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (three year
                     cliff vesting) (incorporated herein by reference from
                     Exhibit 99.4 of the registrant's Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
  10.32        --    Form of Restricted Stock Award Agreement for non-employee
                     directors under the 2002 Long-Term Incentive Plan, as
                     amended (incorporated herein by reference from Exhibit 99.5 of the registrant's Current Report on Form 8-K dated January
                     13, 2005, File No. 1-12387).
  10.33        --    Form of Restricted Stock Award Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (vesting 1/3 annually) (incorporated herein by reference from Exhibit
                     99.1 of the registrant's Current Report on Form 8-K dated
                     January 17, 2005, File No. 1-12387).
  10.34        --    Form of Stock Option Agreement for employees under the 2002
                     Long-Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from
                     Exhibit 99.2 of the registrant's Current Report on Form 8-K dated January 17, 2005, File No. 1-12387).
  10.35        --    Form of Stock Option Agreement for non-employee directors
                     under the 2002 Long-Term Incentive Plan, as amended
                     (providing for a seven year option term) (incorporated
                     herein by reference from Exhibit 99.3 of the registrant's
                     Current Report on Form 8-K dated January 17, 2005, File No.
                     1-12387).
  10.36        --    Form of Performance Share Agreement for non-employee
                     directors under the 2002 Long-Term Incentive Plan, as
                     amended. (incorporated herein by reference from Exhibit
                     10.36 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-12387).
  10.37        --    Summary of 2005 Outside Directors' Compensation.
                     (incorporated herein by reference from Exhibit 10.37 of the registrant's Annual Report on Form 10-K for the year ended
                     December 31, 2004, File No. 1-12387).
  10.38        --    Summary of 2005 Named Executive Officer Compensation
                     (incorporated herein by reference from Exhibit 10.38 of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
  10.39        --    First Amendment to the Key Executive Pension Plan
                     (incorporated herein by reference from Exhibit 10.39 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-12387).
  10.40        --    Amendment No. 1 to the Supplemental Executive Retirement
                     Plan (incorporated herein by reference from Exhibit 10.40 of the registrant's Quarterly Report on Form 10-Q for the
                     quarter ended June 30, 2005, File No. 1-12387).

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
  10.41        --    Second Amendment to the Key Executive Pension Plan
                     (incorporated herein by reference from Exhibit 10.41 of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
  10.42        --    Amendment No. 2 to the Deferred Compensation Plan
                     (incorporated herein by reference from Exhibit 10.42 of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
  10.43        --    Supplemental Retirement Plan (incorporated herein by
                     reference from Exhibit 10.43 of the registrant's Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 2005,
                     File No. 1-12387).
  10.44        --    Mark P. Frissora Special Appendix under the Supplemental
                     Retirement Plan (incorporated herein by reference from
                     Exhibit 10.44 of the registrant's Quarterly Report on Form
                     10-Q for the quarter ended June 30, 2005, File No. 1-12387).
  10.45        --    Supplemental Pension Plan for Management (incorporated
                     herein by reference from Exhibit 10.45 of the registrant's
                     Quarterly Report on Form 10-Q for the quarter ended June 30,
                     2005, File No. 1-12387).
  10.46        --    Incentive Deferral Plan (incorporated herein by reference
                     from Exhibit 10.46 of the registrant's Quarterly Report on
                     Form 10-Q for the quarter ended June 30, 2005, File No.
                     1-12387).
  11           --    None.
 *12           --    Computation of Ratio of Earnings to Fixed Charges.
 *15           --    Letter of Deloitte & Touche LLP regarding interim financial information.
  19           --    None.
  22           --    None.
  23           --    None.
  24           --    None.
 *31.1         --    Certification of Mark P. Frissora under Section 302 of the
                     Sarbanes-Oxley Act of 2002.
 *31.2         --    Certification of Kenneth R. Trammell under Section 302 of
                     the Sarbanes-Oxley Act of 2002.
 *32.1         --    Certification of Mark P. Frissora and Kenneth R. Trammell
                     under Section 906 of the Sarbanes-Oxley Act of 2002.
  99           --    None.

---------------

* Filed herewith.