Form 10-K
period 2005-12-31
TENNECO INC
filed 2006-03-15
CIK 1024725

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
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

Registrant's telephone number, including area code: (847) 482-5000 Securities registered pursuant to Section 12(b) of the Act:

                                                                       NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                                 ON WHICH REGISTERED
                    -------------------                                ---------------------
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

Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes   X       No ______
     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes ______     No   X
     Note -- Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X       No ______
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
 Large accelerated filer  X  Accelerated filer _____ Non-accelerated filer _____
     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes ______     No   X
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

 CLASS OF COMMON EQUITY AND NUMBER OF SHARES
   HELD BY NON-AFFILIATES AT JUNE 30, 2005             MARKET VALUE HELD BY NON-AFFILIATES*
 -------------------------------------------           ------------------------------------
        Common Stock,43,142,861 shares                             $717,897,207

-------------------------
* Based upon the closing sale price on the New York Stock Exchange Composite Tape for the Common Stock on June 30, 2005.
     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $.01 per share, 45,076,289 shares outstanding as of February 28, 2006.
                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                      PART OF THE FORM 10-K
                          DOCUMENT                                   INTO WHICH INCORPORATED
                          --------                                   -----------------------
Portions of Tenneco Inc.'s Definitive Proxy Statement
  for the Annual Meeting of Stockholders to be held May 9,
  2006                                                                      Part III

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

     Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include the matters described in the section entitled "Risk Factors" appearing in Item 1A of this report and the following:

     - general economic, business and market conditions;

     - potential legislation, regulatory changes and other governmental actions, including the ability to receive regulatory approvals and the timing of such approvals;

     - new technologies that reduce the demand for certain of our products or otherwise render them obsolete;

     - changes in distribution channels or competitive conditions in the markets and countries where we operate;

     - capital availability or costs, including changes in interest rates, market perceptions of the industries in which we operate or ratings of securities;

     - increases in the cost of compliance with regulations, including environmental regulations, and environmental liabilities in excess of the amount reserved;

     - changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative accounting principles generally accepted in the United States of America;

     - acts of war or terrorism, including, but not limited to, the events taking place in the Middle East, the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

     - the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.

                               TABLE OF CONTENTS


                                   PART I
Item 1.
          Business....................................................    1
            Tenneco Inc. .............................................    1
            Contributions of Major Businesses.........................    4
            Description of Our Business...............................    5
Item 1A.
          Risk Factors................................................   21
Item 1B.
          Unresolved Staff Comments...................................   27
Item 2.
          Properties..................................................   27
Item 3.
          Legal Proceedings...........................................   28
Item 4.
          Submission of Matters to a Vote of Security Holders.........   29
Item
  4.1.
          Executive Officers of the Registrant........................   29

                                  PART II
Item 5.
          Market for Registrant's Common Equity, Related Stockholder
          Matters, and Issuer Repurchases of Equity Securities........   32
Item 6.
          Selected Financial Data.....................................   33
Item 7.
          Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   37
Item 7A.
          Quantitative and Qualitative Disclosures About Market
          Risk........................................................   69
Item 8.
          Financial Statements and Supplementary Data.................   70
Item 9.
          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  127
Item 9A.
          Controls and Procedures.....................................  127
Item 9B.
          Other Information...........................................  127

                                  PART III
Item 10.
          Directors and Executive Officers of the Registrant..........  128
Item 11.
          Executive Compensation......................................  128
Item 12.
          Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................  128
Item 13.
          Certain Relationships and Related Transactions..............  129
Item 14.
          Principal Accountant Fees and Services......................  129

                                  PART IV
Item 15.
          Exhibits and Financial Statement Schedules..................  130

                                     PART I

ITEM 1.  BUSINESS.

                                  TENNECO INC.

GENERAL

     Our company, Tenneco Inc., is one of the world's leading manufacturers of automotive emission control and ride control products and systems. Our company serves both original equipment vehicle manufacturers ("OEMs") and the repair and replacement markets, or aftermarket, worldwide. As used herein, the term "Tenneco", "we", "us", "our", or the "Company" refers to Tenneco Inc. and its consolidated subsidiaries.

     Tenneco was incorporated in Delaware in 1996 under the name "New Tenneco Inc." ("New Tenneco") as a wholly owned subsidiary of the company then known as Tenneco Inc. ("Old Tenneco"). At that time, Old Tenneco's major businesses were shipbuilding, energy, automotive and packaging. On December 11, 1996, Old Tenneco completed the transfer of its automotive and packaging businesses to us, and spun off our company to its public stockholders. In connection with the 1996 spin-off, Old Tenneco also spun off its shipbuilding division to its public stockholders, the remaining energy company was acquired by El Paso Natural Gas Company and we changed our name from New Tenneco to Tenneco Inc. Unless the context otherwise requires, for periods prior to December 11, 1996, references to "Tenneco", "we", "us", "our" or the "Company" also refer to Old Tenneco. In a series of transactions commencing in January 1999 and culminating with the November 4, 1999 spin off to our shareholders of the common stock of Tenneco Packaging Inc., now known as Pactiv Corporation (the "1999 Spin-off"), we separated our packaging businesses from our automotive business and in connection therewith changed our name from Tenneco Inc. to Tenneco Automotive Inc.

     We recently changed our name from Tenneco Automotive Inc. back to Tenneco Inc. The name Tenneco better represents the expanding number of markets we serve through our commercial and specialty vehicle businesses. Building a stronger presence in these markets complements our core businesses of supplying ride control and emission control products and systems for light vehicles to automotive original equipment and aftermarket customers worldwide. Our common stock continues to trade on the New York Stock Exchange under the symbol "TEN".

CORPORATE GOVERNANCE AND AVAILABLE INFORMATION

     We have established a comprehensive corporate governance plan for the purpose of defining responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. As part of its annual review process, the Board of Directors monitors developments in the area of corporate governance. In late 2003, the Securities and Exchange Commission ("SEC") approved changes proposed by the New York Stock Exchange ("NYSE") to its corporate governance and listing requirements. The Board of Directors determined to voluntarily implement these changes on an accelerated basis in 2003 and 2004, to the extent our practices were not already in compliance. Listed below are some of the key elements of our corporate governance plan. For more information about these matters, see our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2006.

INDEPENDENCE OF DIRECTORS

     - Nine of our eleven directors are independent under the revised NYSE listing standards.

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

     - In December 2005, an Executive Compensation Subcommittee was formed which has the responsibility to consider and approve equity based compensation for our executive officers which is intended to qualify as "performance based compensation" under Section 162(m) of the Internal Revenue Code of 1986, as amended.

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

     - Additionally, the Board of Directors has established a process for stockholders to communicate with the Board of Directors, as a whole, or any independent director.

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

     Our Internet address is www.tenneco.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as filed with or furnished to the SEC, available free of charge on our Internet website as soon as reasonably practicable after submission to the SEC. Securities ownership reports on Forms 3, 4 and 5 are also available free of charge on our website as soon as reasonably practicable after submission to the SEC. The contents of our website are not, however, a part of this report.

     Our Audit Committee Charter, Compensation/Nominating/Governance Committee and Executive Compensation Subcommittee Charters, Corporate Governance Principles, Stock Ownership Guidelines, Audit Committee policy regarding accounting complaints, Code of Ethical Conduct for Financial Managers, Statement of Business Principles, policy for communicating with the Board of Directors and Audit Committee policy regarding the pre-approval of audit, non-audit, tax and other services are available free of charge on our website at www.tenneco.com. In addition, we will make a copy of any of these documents available to any person, without charge, upon written request to Tenneco Inc., 500 North Field Drive, Lake Forest, Illinois 60045, Attn: General Counsel. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers of our Code of Ethical Conduct for Financial Managers and Statement of Business Principles by posting this information on our website at www.tenneco.com.

CEO AND CFO CERTIFICATIONS

     In 2005 our chief executive officer provided to the NYSE, the Pacific Stock Exchange and the Chicago Stock Exchange the annual CEO certification regarding our compliance with the corporate governance listing standards of those exchanges. In addition, our chief executive officer and chief financial officer filed with the Securities and Exchange Commission all required certifications regarding the quality of our disclosures in our fiscal 2005 SEC reports. There were no qualifications to these certifications.

                       CONTRIBUTIONS OF MAJOR BUSINESSES

     For information concerning our operating segments, geographic areas and major products or groups of products, see Note 11 to the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries included in Item 8. The following tables summarize for each of our operating segments for the periods indicated: (i) net sales and operating revenues; (ii) earnings before interest expense, income taxes and minority interest ("EBIT"); and (iii) expenditures for plant, property and equipment. You should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 for information about certain costs and charges included in our results. You should also read Note 4 to the consolidated financial statements included in
Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

NET SALES AND OPERATING REVENUES:

                                                       2005           2004           2003
                                                   ------------   ------------   ------------
                                                          (DOLLAR AMOUNTS IN MILLIONS)
North America....................................  $2,034    46%  $1,966    47%  $1,887    50%
Europe, South America and India..................   2,110    48    1,940    46    1,611    43
Asia Pacific.....................................     371     8      380     9      322     8
Intergroup sales.................................     (74)   (2)     (73)   (2)     (54)   (1)
                                                   ------   ---   ------   ---   ------   ---
  Total..........................................  $4,441   100%  $4,213   100%  $3,766   100%
                                                   ======   ===   ======   ===   ======   ===

EBIT:

                                                           2005         2004         2003
                                                        ----------   ----------   ----------
                                                            (DOLLAR AMOUNTS IN MILLIONS)
North America.........................................  $145    67%  $133    76%  $129    74%
Europe, South America and India.......................    54    25     21    12     22    13
Asia Pacific..........................................    16     8     20    12     23    13
                                                        ----   ---   ----   ---   ----   ---
  Total...............................................  $215   100%  $174   100%  $174   100%
                                                        ====   ===   ====   ===   ====   ===

EXPENDITURES FOR PLANT, PROPERTY AND EQUIPMENT:

                                                           2005         2004         2003
                                                        ----------   ----------   ----------
                                                            (DOLLAR AMOUNTS IN MILLIONS)
North America.........................................  $ 74    51%  $ 55    43%  $ 54    42%
Europe, South America and India.......................    54    38     59    45     61    47
Asia Pacific..........................................    16    11     16    12     15    11
                                                        ----   ---   ----   ---   ----   ---
  Total...............................................  $144   100%  $130   100%  $130   100%
                                                        ====   ===   ====   ===   ====   ===

     Interest expense, income taxes, and minority interest that were not allocated to our operating segments are:

                                                              2005   2004   2003
                                                              ----   ----   ----
                                                                  (MILLIONS)
Interest expense (net of interest capitalized)..............  $130   $179   $149
Income tax expense (benefit)................................    25    (24)    (7)
Minority interest...........................................     2      4      6

                          DESCRIPTION OF OUR BUSINESS

     With 2005 revenues of over $4.4 billion, we are one of the world's largest producers of automotive emission control and ride control systems and products. We serve both original equipment manufacturers and replacement markets worldwide through leading brands, including Monroe(R), Rancho(R), Clevite(R) Elastomers, and Fric Rot(TM) ride control products and Walker(R), Fonos(TM), and Gillet(TM) emission control products.

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

     Demand for automotive parts in the OE market is generally a function of the number of new vehicles produced, which in turn is a function of prevailing economic conditions and consumer preferences. In 2005, the number of light vehicles (i.e. passenger cars and light trucks) produced was 15.7 million in North America, 26.6 million in Europe, South America and India and 21.3 million in Asia Pacific. Worldwide new light vehicle production is forecasted to increase to over 69.1 million units in 2008 from approximately 63.6 million units in 2005. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by further penetrating business with existing customers and by gaining new customers and markets. Companies with global presence and advanced technology, engineering, manufacturing and support capabilities, such as our company, are, we believe, well positioned to take advantage of these opportunities.

     Demand for aftermarket products is driven by the quality of OE parts, the number of vehicles in operation, the average age of the vehicle fleet, vehicle usage and the average useful life of vehicle parts. Although more vehicles are on the road than ever before, the aftermarket has experienced longer replacement cycles due to improved quality of OE parts and increases in average useful lives of automotive parts as a result of technological innovation. Suppliers are increasingly being required to deliver innovative aftermarket products that upgrade the performance or safety of a vehicle's original components to drive aftermarket demand.

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

     - "Systems" are groups of component parts located throughout a vehicle which operate together to provide a specific vehicle function. Anti-lock braking systems, safety restraint systems, roll control systems, emission control systems and powertrain systems are examples.

     This shift in demand towards fully integrated systems has created the role of the Tier 1 systems integrator. These systems integrators increasingly have the responsibility to execute a number of activities, such as design, product development, engineering, testing of component systems and purchasing from Tier 2 suppliers. We are an established Tier 1 supplier with more than ten years of product integration experience. We have modules or systems for 75 vehicle platforms in production worldwide and modules or systems for 26 additional platforms under development. For example, we supply ride control modules for the DaimlerChrysler Caravan, the Nissan Pathfinder, the VW Transporter and the Peugeot 1007 and the emission control system for the Porsche Boxster, Nissan Xterra, Ford Transit, DaimlerChrysler DR Ram and Jaguar XJ Type.

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

     GLOBAL RATIONALIZATION OF OE VEHICLE PLATFORMS

     OE manufacturers are increasingly designing "global platforms." A global platform is a basic mechanical structure of a vehicle that can accommodate different features and is in production and/or development in more than one region. Thus, OE manufacturers can design one platform for a number of similar vehicle models. This allows manufacturers to realize significant economies of scale through limiting variations across items such as steering columns, brake systems, transmissions, axles, exhaust systems, support structures and power window and door lock mechanisms. We believe that this shift towards standardization will have a large impact on automotive parts suppliers, who should experience a reduction in production costs as OE manufacturers reduce variations in components. We also expect parts suppliers to experience higher production volumes per unit and greater economies of scale, as well as reduced total investment costs for molds, dies and prototype development. Light vehicle platforms of over one million units are expected to grow from 25 percent to 38 percent of global OE production from 2005 to 2010.

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

     Automotive parts customers are increasingly demanding technological innovation from suppliers to address more stringent emission and other regulatory standards and to improve vehicle performance. To develop innovative products, systems and modules, we have invested $83 million for 2005, $76 million for 2004 and $67 million for 2003, net of customer reimbursements, into engineering, research and development and we continuously seek to take advantage of our technology investments and brand strength by extending our products into new markets and categories. For example, we were the first supplier to develop and commercialize a diesel particulate filter that can virtually eliminate carbon and hydrocarbon emissions with minimal impact on engine performance.

     We have expanded our competence in diesel particulate filters in Europe and are winning business in North America on these same applications. In addition, we supply Volvo and Audi with a computerized electronic suspension system that we co-developed with Ohlins Racing AB. As another example, in 2002 we extended our stability improvement valve technology to Europe which is similar to our acceleration sensitive damping technology used on our Monroe Reflex(R) premium aftermarket shock originally launched in North America in 1999.

     Our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering, research and development expense for 2005, 2004, and 2003 has been reduced by $51 million, $46 million, and $38 million, respectively, for these reimbursements.

     INCREASING ENVIRONMENTAL STANDARDS

     Automotive parts suppliers and OE manufacturers are designing products and developing materials to respond to increasingly stringent environmental requirements, a growing diesel market, the demand for better fuel economy and safety concerns. Government regulations adopted over the past decade require substantial reductions in automobile tailpipe emission, longer warranties on parts of an automobile's pollution control equipment and additional equipment to control fuel vapor emission. Some of these regulations also mandate more frequent emission and safety inspections for the existing fleet of vehicles. Manufacturers have responded by focusing their efforts towards technological development to minimize pollution. As a leading supplier of emission control systems with strong technical capabilities, we believe we are well positioned to benefit from more rigorous environmental standards. For example, we developed the diesel particulate filter to meet stricter air quality regulations in Europe. We also have development contracts with a European heavy duty truck manufacturer for our combined particulate filter and De-NOx converter, which can reduce particulate emissions by up to 90 percent and nitrogen oxide emissions by up to 70 percent.

     EXTENDED PRODUCT LIFE OF AUTOMOTIVE PARTS

     The average useful life of automotive parts -- both OE and replacement -- has been steadily increasing in recent years due to innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. As a result, although more vehicles are on the road than ever before, the global aftermarket has not grown as fast as the number of vehicles on the road. Accordingly, a supplier's future viability in the aftermarket will depend, in part, on its ability to reduce costs and leverage its advanced technology and recognized brand names to maintain or achieve additional sales. As a Tier 1 OE supplier, we believe we are well positioned to leverage our products and technology into the aftermarket.

     CHANGING AFTERMARKET DISTRIBUTION CHANNELS

     From 1995 to 2005, the number of retail automotive parts stores increased 50 percent while the number of jobber stores declined more than 18 percent in North America. Major automotive aftermarket retailers, such as AutoZone and Advance Auto Parts, are attempting to increase their commercial sales by selling directly to automotive parts installers in addition to individual consumers. These installers have historically purchased from their local warehouse distributors and jobbers, who are our more traditional customers. This enables the retailers to offer the option of a premium brand, which is often preferred by their commercial customers, or a standard product, which is often preferred by their retail customers. We believe we are well positioned to respond to this trend in the aftermarket because of our focus on cost reduction and high-quality, premium brands.

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

ANALYSIS OF REVENUES

     The following table provides, for each of the years 2005 through 2003, information relating to our net sales and operating revenues, by primary product lines and customer categories:

                                                                     NET SALES
                                                               AND OPERATING REVENUES
                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2005     2004     2003
                                                              ------   ------   ------
                                                                     (MILLIONS)
EMISSION CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................  $  368   $  365   $  350
  OE market.................................................   2,390    2,287    2,037
                                                              ------   ------   ------
                                                               2,758    2,652    2,387
                                                              ------   ------   ------
RIDE CONTROL SYSTEMS & PRODUCTS
  Aftermarket...............................................     653      630      579
  OE market.................................................   1,030      931      800
                                                              ------   ------   ------
                                                               1,683    1,561    1,379
                                                              ------   ------   ------
     Total..................................................  $4,441   $4,213   $3,766
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

     Worldwide we serve more than 30 different OE manufacturers, and our products or systems are included on 9 of the top 10 passenger car models produced for sale in Western Europe and all of the top 10 light truck models produced for sale in North America for 2005. During 2005, our OE customers included:

NORTH AMERICA           EUROPE               ASIA
AM General              BMW                  BMW
Caterpillar             Daimler Chrysler     Daimler Chrysler
Club Car                Fiat                 First Auto Works
Daimler                 Ford                 Ford
Chrysler/Freightliner   General Motors       Gold Cup
E-Z Go Golf Car         Nissan               Isuzu
Ford                    Paccar               Mitsubishi
General Motors          Porsche              Nissan
Harley-Davidson         PSA Peugeot Citroen  PSA Peugeot Citroen
Honda                   Renault              Renault
Mazda (Auto Alliance)   Scania               Shanghai Automotive
Motor Coach Industries  Suzuki               (SAIC)
Navistar                Toyota               Volkswagen
Nissan                  Volkswagen
Paccar                  Volvo Truck          INDIA
Toyota                                       Club Car
Volkswagen              AUSTRALIA            E-Z Go Golf Car
Volvo Truck             Club Car             General Motors
                        Ford                 Mahindra & Mahindra
SOUTH AMERICA           General Motors       Suzuki
Daimler Chrysler        Mazda                TATA Motors
Fiat                    Mitsubishi           Toyota
Ford                    Nissan               TVS Motors
General Motors          Toyota
PSA Peugeot Citroen
Renault
Scania
Toyota
Volkswagen

     During 2005, our aftermarket customers were comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. These customers included such wholesalers and retailers as National Auto Parts Association (NAPA), Advance Auto Parts, Uni-Select and O'Reilly Automotive in North America and Temot, Group Auto Union, Kwik-Fit Europe and Auto Distribution International in Europe. We believe we have a balanced mix of aftermarket customers, with our top 10 aftermarket customers accounting for 37 percent of our total net aftermarket sales and only 9 percent of our total net sales for 2005.

     General Motors accounted for approximately 17 percent, 18 percent and 19 percent of our net sales in 2005, 2004 and 2003, respectively; Ford accounted for approximately 12 percent, 12 percent and 14 percent of our net sales in 2005, 2004 and 2003, respectively; Volkswagen accounted for approximately 9 percent, 11 percent and 11 percent of our net sales in 2005, 2004 and 2003, respectively; and Daimler Chrysler accounted for approximately 9 percent, 8 percent and 9 percent of our net sales in 2005, 2004 and 2003, respectively. No other customer accounted for more than 10 percent of our net sales for any of those years.

COMPETITION

     In North America, Europe, South America and India and Asia Pacific, we operate in highly competitive markets. Customer loyalty is a key element of competition in these markets and is developed through long-standing relationships, customer service, high quality value-added products and timely delivery. Product pricing and services provided are other important competitive factors.

     In both the OE market and aftermarket, we compete with the vehicle manufacturers, some of which are also customers of ours, and numerous independent suppliers. In the OE market, we believe that we are among the top two suppliers in the world for both emission control and ride control products and systems for light vehicles. In the aftermarket, we believe that we are the market share leader in the supply of both emission control and ride control products for light vehicles in the markets we serve throughout the world.

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

     - Catalytic converters -- Devices -- consisting of a substrate coated with precious metals enclosed in a steel casing -- used to convert harmful gaseous emission, such as carbon monoxide, from a vehicle's exhaust system into harmless components such as water vapor and carbon dioxide;

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

     We supply our emission control offerings to over 30 vehicle-makers for use on over 165 vehicle models, including 7 of the top 10 passenger cars produced for sale in Western Europe and 7 of the top 10 light trucks produced for sale in North America in 2005.

     With respect to catalytic converters, we buy the substrate coated with precious metals, or sometimes the completed catalytic converter, from third parties, use them in our manufacturing process and sell them as part of the completed system. This often occurs at the direction of the OE customers. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information on our sales of these products.

     In the aftermarket, we manufacture, market and distribute replacement mufflers for virtually all North American, European, and Asian makes of light vehicles under brand names including Quiet-Flow(R), TruFit(R) and Aluminox Pro(TM), in addition to offering a variety of other related products such as pipes and catalytic converters (Walker Perfection(R)). We also serve the specialty exhaust aftermarket, where our key offerings include Mega-Flow(TM) exhaust products for heavy-duty vehicle applications and DynoMax(R) high performance exhaust products. We continue to emphasize product value differentiation with other aftermarket brands such as Thrush(R) and Fonos(TM.)

     The following table provides, for each of the years 2005 through 2003, information relating to our sales of emission control products and systems for certain geographic areas:

                                                               PERCENTAGE OF NET SALES
                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              2005      2004      2003
                                                              -----     -----     -----
UNITED STATES
  Aftermarket...............................................    18%       18%       19%
  OE market.................................................    82        82        81
                                                               ---       ---       ---
                                                               100%      100%      100%
                                                               ===       ===       ===
FOREIGN SALES
  Aftermarket...............................................    11%       11%       12%
  OE market.................................................    89        89        88
                                                               ---       ---       ---
                                                               100%      100%      100%
                                                               ===       ===       ===
TOTAL SALES BY GEOGRAPHIC AREA(A)
  United States.............................................    33%       33%       36%
  European Union............................................    46        45        42
  Canada....................................................     7         8        10
  Other areas...............................................    14        14        12
                                                               ---       ---       ---
                                                               100%      100%      100%
                                                               ===       ===       ===

---------------

(a) See Note 11 to the consolidated financial statements included under Item 8 for information about our foreign and domestic operations. See Item 1A, "Risk Factors -- We are subject to risks related to our international operations" and "-- Exchange rate fluctuations could cause a decline in our financial conditions and results of operations" for information about the risks associated with foreign operations.

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

     - Kinetic(R) Suspension Technology -- A suite of roll control, near equal wheel loading systems ranging from simple mechanical systems to complex hydraulic systems featuring proprietary and patented technology. The Kinetic(R) Suspension Technology was incorporated on the Citroen World Rally Car that was featured in the World Rally Championship 2003, 2004 and 2005. Additionally, the Kinetic(R) Suspension Technology was incorporated on the Lexus GX 470 sport utility vehicle which resulted in winning the PACE Award;

     - Advanced suspension systems -- Electronically adjustable shock absorbers and suspension systems that change performance based on vehicle inputs such as steering and braking; and

     - Other -- We also offer other ride control products such as load assist products, springs, steering stabilizers, adjustable suspension systems, suspension kits and modular assemblies.

     We supply our ride control offerings to over 35 vehicle-makers for use on over 140 vehicle models, including 9 of the top 10 light truck models produced for sale in North America for 2005. We also supply OE ride control products and systems to a range of heavy-duty and specialty vehicle manufacturers including Volvo Truck, Scania, International Truck and Engine (Navistar), PACCAR and Harley-Davidson.

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

     The following table provides, for each of the years 2005 through 2003, information relating to our sales of ride control equipment for certain geographic areas:

                                                               PERCENTAGE OF NET SALES
                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2005      2004      2003
                                                              -----     -----     -----
UNITED STATES
  Aftermarket...............................................    46%       47%       43%
  OE market.................................................    54        53        57
                                                               ---       ---       ---
                                                               100%      100%      100%
                                                               ===       ===       ===
FOREIGN SALES
  Aftermarket...............................................    33%       35%       41%
  OE market.................................................    67        65        59
                                                               ---       ---       ---
                                                               100%      100%      100%
                                                               ===       ===       ===
TOTAL SALES BY GEOGRAPHIC AREA(A)
  United States.............................................    42%       43%       47%
  European Union............................................    32        34        32
  Canada....................................................     4         4         4
  Other areas...............................................    22        19        17
                                                               ---       ---       ---
                                                               100%      100%      100%
                                                               ===       ===       ===

---------------

(a) See Note 11 to the consolidated financial statements included under Item 8 for information about our foreign and domestic operations. See Item 1A, "Risk Factors -- We are subject to risks related to our international operations" and "-- Exchange rate fluctuations could cause a decline in our financial conditions and results of operations" for information about the risks associated with foreign operations.

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

     For aftermarket sales and marketing, our sales force is generally organized by customer and region and covers multiple product lines. We sell aftermarket products through five primary channels of distribution: (1) the traditional three-step distribution system: full line warehouse distributors, jobbers and installers; (2) the specialty two-step distribution system: specialty warehouse distributors that carry only specified automotive product groups and installers;
(3) direct sales to retailers; (4) direct sales to installer chains; and (5) direct sales to car dealers. Our aftermarket sales and marketing representatives cover all levels of the distribution channel, stimulating interest in our products and helping our products move through the distribution system. Also, to generate demand for our products from end-users, we run print and television advertisements and offer pricing promotions. We were one of the first parts manufacturers to offer business-to-business services to customers with TA-Direct, an on-line order entry and customer service tool. In addition, we maintain detailed web sites for each of the Walker(R), Monroe(R), Rancho(R) and DynoMax(R) brands and our heavy duty products.

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

     EMISSION CONTROL

     Our consolidated businesses operate 13 emission control manufacturing facilities in the U.S. and 35 emission control manufacturing facilities outside of the U.S. We operate six of these international facilities through joint ventures in which we own a controlling interest. We also operate four additional manufacturing facilities outside of the U.S. through four joint ventures in which we hold a noncontrolling interest. We operate four emission control engineering and technical facilities worldwide and share two other such facilities with our ride control operations.

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

     In an effort to further improve our OE customer service and position ourselves as a Tier-1 OE systems supplier, we have been developing some of our emission control manufacturing operations into "just-in-time" or "JIT" systems. In this system, a JIT facility located close to our OE customer's manufacturing plant receives product components from both our manufacturing operations and independent suppliers, assembles and then ships products to the OEMs on an as-needed basis. To manage the JIT functions and material flow, we have advanced computerized material requirements planning systems linked with our customers' and supplier partners' resource management systems. We have three emission control JIT assembly facilities in the United States and 16 in the rest of the world, including three that are operated through non-controlled joint ventures.

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

     RIDE CONTROL

     Our consolidated businesses operate nine ride control manufacturing facilities in the U.S. and 22 ride control manufacturing facilities outside the U.S. We operate three of these international facilities through joint ventures in which we own a controlling interest. We operate seven engineering and technical facilities worldwide and share two other such facilities with our emission control operations.

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

     As in the emission control business, in an effort to further improve our OE customer service and position us as a Tier 1 OE module supplier, we have been developing some of our manufacturing operations into JIT systems. We have two JIT ride control assembly facilities in the United States and five additional JIT ride control facilities in the rest of the world.

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

     Conventional shock absorbers and struts generally compromise either ride comfort or vehicle control. Our innovative grooved-tube, gas-charged shock absorbers and struts provide both ride comfort and vehicle control, resulting in improved handling, reduced vibration and a wider range of vehicle control. This technology can be found in our premium quality Sensa-Trac(R)shock absorbers. In late 1997, we further enhanced this technology by adding the SafeTech(TM) fluon banded piston, which improves shock absorber performance and durability. In 1999, we introduced the Monroe Reflex(R) shock absorber, which incorporates our Impact Sensor(TM) device. This technology permits the shock absorber to automatically switch in milliseconds between firm and soft compression damping when the vehicle encounters rough road conditions, thus maintaining better tire-to-road contact and improving handling and safety. We supply Volvo with an innovative computerized electronic suspension system, which features dampers developed by Tenneco and electronic valves designed by Ohlins Racing AB. The continuously controlled electronic suspension ("CES") ride control system is featured on Volvo's new S60R, V70R, and S80R (4C-2WD) passenger cars. CES is also available as an option on the Volvo S60, V70, S80 and XC70. In 2005, Audi began offering CES as an option on the Audi A6 and the A6 Avant.

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

     We believe our commitment to quality control and sound management practices and policies is demonstrated by our successful participation in the International Standards Organization/Quality

Management Systems certification process ("ISO/TS"). ISO/TS certifications are semi-annual or annual audits that certify that a company's facilities meet stringent quality and business systems requirements. Without TS or ISO certification, we would not be able to supply our products for the aftermarket or the OE market, respectively, either locally or globally. Of those manufacturing facilities where we have determined that TS certification is required to service our customers or would provide us with an advantage in securing additional business, 89 percent have achieved TS 16949:2002 certification. We plan to complete the certification of the remaining 11 percent of these plants by year end 2006. Of those manufacturing facilities where we have determined that ISO 9000 certification is required or would provide us with an advantage in securing additional business, 100 percent have achieved ISO 9000 certification.

BUSINESS STRATEGY

     Our objective is to enhance profitability by leveraging our global position in the manufacture of emission control and ride control products and systems. We intend to apply our competitive strengths and balanced mix of products, markets, customers and distribution channels to capitalize on many of the significant existing and emerging trends in the automotive and specialty industries. The key components of our business strategy are described below.

     LEVERAGE GLOBAL ENGINEERING AND ADVANCED SYSTEM CAPABILITIES

     We continue to focus on the development of highly engineered systems and complex assemblies and modules, which are designed to provide value-added solutions to customers and generally increase vehicle content and carry higher profit margins than individualized components. We have developed integrated, electronically linked global engineering and manufacturing facilities, which we believe help us to maintain our presence on top-selling vehicles. We have more than 10 years of experience in integrating systems and modules. In addition, our JIT and in-line sequencing manufacturing and distribution capabilities have enabled us to better respond to our customers needs. We operate 26 JIT facilities worldwide.

     "OWN" THE PRODUCT LIFE CYCLE

     We seek to leverage our aftermarket expertise, which provides us with valuable consumer demand information, to strengthen our competitive position with OEMs. Our market knowledge, coupled with our leading aftermarket presence, strengthens our ties with our OE customer base and drives OE acceptance of our aftermarket products and technologies for use in original equipment vehicle manufacturing.

     COMMERCIALIZE INNOVATIVE, VALUE-ADDED PRODUCTS

     To differentiate our offerings from those of our competitors, we focus on commercializing innovative, value-added products, both on our own and through strategic alliances, with emphasis on highly engineered systems and complex assemblies and modules. We seek to continually identify and target new, fast-growing niche markets and commercialize our new technologies for these markets, as well as our existing markets. For example, our exclusive Kinetic(R) Dynamic Suspension System, a version of the Kinetic(R) Reversible Function Stabilizer Technology, is featured as an option on the Lexus GX470 sports utility vehicle through a licensing arrangement between us and Lexus.

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

     Our plans to expand our aftermarket business are focused on four key marketing initiatives: new product introductions; building customer and industry awareness of the maintenance, performance and other benefits of ensuring that a vehicle's ride control systems are in good working condition; adding coverage to current brands; and extending our brands and aftermarket penetration to new product segments. For example, we are extending our line of car appearance products -- which we introduced in 2004 under the DuPont(TM) brand pursuant to a development, manufacturing and sales agreement with DuPont -- to include new exterior and interior surface protection products and will introduce these products in 2006. In addition, Monroe(R)Dyanmics and Ceramic Disc brake pads were introduced regionally in 2005, and are being expanded nationally in 2006. Monroe also introduced our first Reflex Mono-tube for light trucks in the second half of 2005. These provided OE style coverage for many high profile light truck and SUV's that are equipped by OEMs with mono-tube product. We also created the Monroe(R) 50,000 mile replacement campaign to help increase customer and industry awareness. The campaign is being advertised via radio and outdoor billboards throughout the United States and Canada stating "Monroe(R) Recommends Replacing Your Shocks and Struts at 50,000 Miles." We will continue to carry that message to consumers and the trade in 2006, again utilizing billboards, radio spots and ads in both trade and consumer magazines. We are exploring a number of opportunities to extend our existing well-known brands, such as Monroe(R), and our product line generally, to aftermarket product segments not previously served. We believe that, when combined with our expansive customer service network, these initiatives will yield incremental aftermarket revenues.

     ACHIEVE GREATER CONTENT PER VEHICLE

     As a result of increasing emissions standards and the introduction of multiple catalytic converters and heat exchangers per vehicle, we believe that available emission control content per light vehicle will rise over the next several years. We believe that consumers' greater emphasis on automotive safety could also allow available ride control content per light vehicle to rise. In addition, advanced technologies and modular assemblies represent an opportunity to increase vehicle content. For example, our innovative CES system, which we supply on several Volvo and Audi passenger cars, increases our content revenues five-fold compared to a standard shock offering. We plan to take advantage of these trends by leveraging our existing position on many top-selling vehicle platforms and by continuing to enhance our modular/systems capabilities.

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

     We have developed a strategic alliance with Futaba, a leading exhaust manufacturer in Japan that also includes a joint venture operation in Burnley, England. We also have an alliance with Hitachi (as successor to Tokico Ltd. following its acquisition of Tokico), a leading Japanese ride control manufacturer. These alliances help us grow our business with Japan-based OEMs by leveraging the geographical presence of each partner to serve Japan-based global platforms. We have established a presence in Thailand through a joint venture that supplies exhaust components for GMIsuzu. Our joint venture operations in Dalian and Shanghai, China have established us as one of the leading exhaust suppliers in the rapidly growing Chinese automotive market. We also operate joint ventures with Eberspacher International GmbH to supply emission control products and systems for luxury cars produced by BMW and Audi in China, and with Chengdu Lingchuan Mechanical Plant to supply emission control products and systems for various Ford platforms produced in China.

     We recently announced that we are expanding our operations in China with investment in both manufacturing and engineering facilities. We are scheduled to open our first solely-owned operation in China, an elastomer manufacturing facility in Suzhou, in June 2006. In addition, we are extending our joint venture with Shanghai Tractor and Engine Company, a subsidiary of Shanghai Automotive Industry Corp., by establishing an engineering center to develop automotive exhaust products. The engineering center is scheduled to open at the end of 2006. Finally, we have agreed to increase our ownership stake in the Beijing Monroe Shock Absorber Co. Ltd. (a joint venture with Beijing Automotive Industry Corp.) from its current 51 percent to 65 percent. This increased investment is subject to governmental approval.

     In February 2005, we acquired substantially all the exhaust assets, and assumed certain related liabilities of, Gabilan Manufacturing Inc., a manufacturer of exhaust systems for Harley-Davidson Motorcycles. The acquisition, our first in over five years, represents an example of our strategy to grow through niche opportunities.

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

     GROWTH IN ADJACENT MARKETS

     One of our goals is to apply our existing design, engineering and manufacturing capabilities to penetrate a variety of adjacent markets and to achieve growth in higher-margin businesses. For example, we are aggressively leveraging our technology and engineering leadership in emission and ride control into adjacent markets, such as the heavy-duty market for trucks, buses, agricultural equipment, construction machinery and other commercial vehicles. As an established leading supplier of heavy-duty ride control and elastomer products, we are already serving customers like Volvo Truck, Mack, Navistar International, Freightliner and Scania. We also see tremendous opportunity to expand our presence in the heavy-duty market with our emission control products and systems, having recently entered this market in both North America and Europe with diesel technologies that will help customers meet environmental requirements.

     IMPROVE EFFICIENCY AND REDUCE COSTS

     We are a process-oriented company and have implemented and are continuing to implement several programs designed to improve efficiency and reduce costs, including:

     - In February 2006, we announced a workforce reduction at certain of our global locations as part of our ongoing effort to reduce our cost structure. The plan contemplates a reduction in force of approximately 100 employees during the first quarter of 2006. We expect to record a pre-tax charge of approximately $4 million to $5 million during the first quarter of 2006 for severance and other benefits related to these reductions in force, substantially all of which will be paid in cash. These charges are in addition to other customary quarterly restructuring charges that we may incur during the quarter.

     - We are successfully completing the workforce reduction announced in October 2004 which will eliminate up to 250 salaried positions worldwide. The majority of the eliminated positions are at the middle and senior management levels. As of December 31, 2005, we have incurred $23 million in severance costs. We anticipate incurring an additional $2 million of costs associated with this action. Of the total $23 million in severance costs incurred to date, $21 million represents cash payments with the remainder accrued in other short-term liabilities.

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

     REDUCE BORROWINGS AND IMPROVE CASH FLOW

     We are focused on a core set of goals designed to reduce borrowings and improve cash flow: (i) continuing to reduce selling, general and administrative expenses plus engineering, research and development costs ("SGA&E") as a percentage of sales, while continuing to invest in sales and engineering; (ii) extracting significant cash flow from working capital initiatives; (iii) offsetting to the greatest extent possible pressures on overall gross margins in a challenging economic environment; and (iv) strengthening existing customer relationships and winning new long-term OE business.

---------------

     1 EVA is a registered trademark of Stern Stewart & Co.

ENVIRONMENTAL MATTERS

     We estimate that we and our subsidiaries will make expenditures for plant, property and equipment for environmental matters of approximately $7 million in 2006 and approximately $3 million in 2007.

     For additional information regarding environmental matters, see Item 3, "Legal Proceedings," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental and Other Matters," and
Note 12 to the financial statements of Tenneco Inc. and Consolidated Subsidiaries included under Item 8.

EMPLOYEES

     As of December 31, 2005, we had approximately 19,000 employees of which approximately 52 percent are covered by collective bargaining agreements. Approximately 23 percent of our employees that are covered by collective bargaining agreements are also governed by European works councils. Several of our existing labor agreements in the United States and Mexico are scheduled for renegotiation in 2006, in addition to five agreements expiring in Europe covering plants in the Czech Republic, France, Belgium, Germany, and the United Kingdom. We regard our employee relations as generally satisfactory.

OTHER

     The principal raw material utilized by us is steel. We obtain steel from a number of sources pursuant to various contractual and other arrangements. We believe that an adequate supply of steel can presently be obtained from a number of different domestic and foreign suppliers. However, we are actively addressing higher steels costs which are expected to continue through 2006.

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

ITEM 1A. RISK FACTORS.

  CHANGES IN CONSUMER DEMAND AND PRICES COULD MATERIALLY AND ADVERSELY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Demand for and pricing of our products are subject to economic conditions and other factors present in the various domestic and international markets where the products are sold. Demand for our OE products is subject to the level of consumer demand for new vehicles that are equipped with our parts. The level of new car purchases is cyclical, affected by such factors as interest rates, consumer confidence, patterns of consumer spending, fuel cost and the automobile replacement cycle. For example, we believe a key strength for our company is our supply of parts for many North American light trucks and SUVs, which are currently top sellers, but which consumers may not continue to prefer. Demand for our aftermarket, or replacement, products varies based upon such factors as the level of new vehicle purchases, which initially displaces demand for aftermarket products, the severity of winter weather, which increases the demand for certain aftermarket products, and other factors, including the average useful life of parts and number of miles driven. Further decreases in demand for automobiles and automotive products generally, or in the demand for our products in particular, could materially and adversely impact our financial condition and results of operations.

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

Substantially all of our North American vehicle manufacturer customers have slowed or maintained at flat levels new vehicle production during the past several years. For example, production rates for 2003 were down three percent from 2002 and production rates for 2004 were down one percent from 2003. Production rates for 2005 were the same as for 2004. We remain cautious regarding production volumes for 2006 due to rising interest rates, oil and steel prices, current OE manufacturers' inventory levels and uncertainty regarding the willingness of OE manufacturers to continue to support vehicle sales through incentives. Given current economic conditions, we expect the North American light vehicle build to be approximately 15.8 million units in 2006, which is equal to 2005 levels. We also expect the European light vehicle production to remain relatively flat in 2006. In addition, our customers generally have the right to replace us with another supplier at any time for a variety of reasons and have increasingly demanded price decreases over the life of awarded business. Accordingly, we cannot assure you that we will in fact realize any or all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our financial condition and results of operations.

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

  WE ARE DEPENDENT ON LARGE CUSTOMERS FOR FUTURE REVENUE. THE LOSS OF ANY OF THESE CUSTOMERS OR THE LOSS OF MARKET SHARE BY THESE CUSTOMERS COULD HAVE A MATERIAL ADVERSE IMPACT ON US.

     We depend on major vehicle manufacturers for a substantial portion of our net sales. For example, during 2005, General Motors, Ford, Volkswagen, and DaimlerChrysler accounted for 17 percent, 12 percent, 9 percent, and 9 percent of our net sales, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may make fewer sales to these customers for a variety of reasons, including: (1) loss of awarded business; (2) reduced or delayed customer requirements; or (3) strikes or other work stoppages affecting production by the customers. Ford recently announced a plan to significantly reduce the number of its global suppliers. While we currently believe that our relationship with Ford will not be impacted by this plan, any significant reduction in sales to Ford could have a material adverse effect on us.

     During the past several years, General Motors, Ford and Daimler Chrysler have lost market share in the United States, primarily to Asian competitors. While revenue from Japanese automakers represented approximately 20 percent of our North American original equipment sales in 2005 and we are actively targeting Korean automakers, any further market share loss by these North American- and European-based automakers could, if we are unable to achieve increased sales to the Asian OE manufacturers, have a material adverse effect on our business.

  FINANCIAL DIFFICULTIES FACING OTHER AUTOMOTIVE COMPANIES MAY HAVE AN ADVERSE IMPACT ON US.

     A number of companies in the automotive industry are, and over the last several years have been, facing severe financial difficulties. As a result, there have been numerous recent bankruptcies of companies in the automotive industry, including the fall of 2005 bankruptcy of Delphi Corporation, one of the world's largest automotive parts suppliers. In addition, Dana Corporation filed bankruptcy in March 2006. Severe financial difficulties at any major automotive company could have a significantly disruptive effect on the automotive industry in general, including by leading to labor unrest, supply chain disruptions and weakness in demand. In particular, severe financial difficulties at any of our major suppliers could have a material adverse effect on us if we are unable to obtain on a timely basis the quantity and quality of components we require to produce our products. In addition, such financial difficulties at any of our major customers could have a material adverse impact on us if such customer was unable to pay for the products we provide or we experienced a loss of, or material reduction in, business from such customer.

  THE HOURLY WORKFORCE IN THE AUTOMOTIVE INDUSTRY IS HIGHLY UNIONIZED AND OUR BUSINESS COULD BE ADVERSELY AFFECTED BY LABOR DISRUPTIONS.

     Although we consider our current relations with our employees to be good, if major work disruptions were to occur, our business could be adversely affected by, for instance, a loss of revenues, increased costs or reduced profitability. We have not experienced a material labor disruption in our workforce in the last ten years, but there can be no assurance that we will not experience a material labor disruption at one of our facilities in the future in the course of renegotiation of our labor arrangements or otherwise. In addition, substantially all of the hourly employees of North American vehicle manufacturers and many of their other suppliers are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America under collective bargaining agreements and vehicle manufacturers and such suppliers and their employees in other countries are also subject to labor agreements. A work stoppage or strike at the production facilities of a significant customer, at our facilities or at a significant supplier of ours or any of our customers could have an adverse impact on us by disrupting demand for our products and/or our ability to manufacture our products.

  WE HAVE EXPERIENCED SIGNIFICANT INCREASES IN RAW MATERIALS PRICING, AND FURTHER CHANGES IN THE PRICES OF RAW MATERIALS COULD HAVE A MATERIAL ADVERSE IMPACT ON US.

     Significant increases in the cost of certain raw materials used in our products, to the extent they are not timely reflected in the price we charge our customers or otherwise mitigated, could materially and adversely impact our results. For example, since 2004, we have experienced significant increases in processed metal and steel prices. High steel prices are expected to continue into the foreseeable future. We worked hard in 2005 and continue to work hard to address this issue by evaluating alternative materials and processes, reviewing material substitution opportunities, increasing component and assembly outsourcing to low cost countries and aggressively negotiating with our customers to allow us to recover these higher costs from them. In addition to these actions, we continue to pursue productivity initiatives and review opportunities to reduce costs through restructuring activities. The situation remains fluid as we continue to pursue these actions and, at this point, we cannot assure you that these actions and recent increases in new business awards will be effective in containing margin pressures from these significant raw materials price increases. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Outlook" included in Item 7 for more information.

  THE CYCLICALITY OF AUTOMOTIVE PRODUCTION AND SALES COULD CAUSE A DECLINE IN OUR FINANCIAL CONDITION AND RESULTS.

     A decline in automotive sales and production would likely cause a decline in our sales to vehicle manufacturers, and could result in a decline in our results of operations and financial condition. The automotive industry has been characterized historically by periodic fluctuations in overall demand for vehicles due to, among other things, changes in general economic conditions and consumer preferences. These fluctuations generally result in corresponding fluctuations in demand for our products. Ford is forecast to produce 1.74 million vehicles in North America during the first six months of 2006, approximately 4.5 percent fewer than it produced in North America during the first six months of 2005. The highly cyclical nature of the automotive industry presents a risk that is outside our control and that cannot be accurately predicted.

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

     Additionally, we are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. Soil and groundwater remediation activities are being conducted at certain of our current and former real properties. We record liabilities for these activities when environmental assessments indicate that the remedial efforts are probable and the costs can be reasonably estimated. On this basis, we have established reserves that we believe are adequate for the remediation activities at our current and former real properties for which we could be held responsible. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. In future periods, we could be subject to cash or non-cash charges to earnings if we are required to undertake material additional remediation efforts based on the results of our ongoing analyses of the environmental status of our properties, as more information becomes available to us.

     We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities, intellectual property matters, personal injury claims, taxes, employment matters or commercial or contractual disputes. For example, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. Many of these cases also involve numerous defendants, with the number of defendants in some cases exceeding 200 defendants from a variety of industries. As major asbestos manufacturers or other companies that used asbestos in their manufacturing processes continue to go out of business, we may experience an increased number of these claims.

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

  WE MAY BE UNABLE TO COMPETE FAVORABLY IN THE HIGHLY COMPETITIVE AUTOMOTIVE PARTS INDUSTRY.

     The automotive parts industry is highly competitive. Although the overall number of competitors has decreased due to ongoing industry consolidation, we face significant competition within each of our major product areas. The principal competitive factors include price, quality, service, product performance, design and engineering capabilities, new product innovation, global presence and timely delivery. As a result, many suppliers have established or are establishing themselves in emerging, low-cost markets to reduce their costs of production and be more conveniently located for customers. Although we are also pursuing a low-cost country production strategy and otherwise continue to seek process improvements to reduce costs, we cannot assure you that we will be able to continue to compete favorably in this competitive market or that increased competition will not have a material adverse effect on our business by reducing our ability to increase or maintain sales or profit margins.

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

  LONGER PRODUCT LIVES OF AUTOMOTIVE PARTS ARE ADVERSELY AFFECTING AFTERMARKET DEMAND FOR SOME OF OUR PRODUCTS.

     The average useful life of automotive parts has steadily increased in recent years due to innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. As a result, a portion of sales in the aftermarket has been displaced. This has adversely impacted, and will likely continue to adversely impact, our aftermarket sales. Also, any additional increases in the average useful lives of automotive parts would further adversely affect the demand for our aftermarket products. Aftermarket sales represented approximately 23 percent of our net sales for 2005, as compared to 24 percent of our net sales for 2004.

  ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND SERIOUSLY HARM OUR FINANCIAL CONDITION.

     We may, from time to time, consider acquisitions of complementary companies, products or technologies. Acquisitions involve numerous risks, including difficulties in the assimilation of the acquired businesses, the diversion of our management's attention from other business concerns and potential adverse effects on existing business relationships with current customers and suppliers. In addition, any acquisitions could involve the incurrence of substantial additional indebtedness. We cannot assure you that we will be able to successfully integrate any acquisitions that we pursue or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flow. Any such failure could seriously harm our business, financial condition and results of operations.

  WE ARE SUBJECT TO RISKS RELATED TO OUR INTERNATIONAL OPERATIONS.

     We have manufacturing and distribution facilities in many regions and countries, including Australia, China, India, North America, Europe and South America, and sell our products worldwide. For 2005, approximately 54 percent of our net sales were derived from operations outside North America. International operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

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

     The financial condition and results of operations of some of our operating entities are reported in foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. dollar against these foreign currencies will have a positive effect on reported revenues and operating profit. For example, our European operations were positively impacted in 2002, 2003 and 2004 due to the strengthening of the Euro against the U.S. dollar. However, in 2005, the dollar strengthened against the Euro which had a negative effect on our results of operations. Our South American operations were negatively impacted by the devaluation in 2000 of the Brazilian currency as well as by the devaluation of the Argentine currency in 2002. We do not generally seek to mitigate this translation effect through the use of derivative financial instruments.

  FURTHER SIGNIFICANT CHANGES IN OUR STOCKHOLDER COMPOSITION MAY JEOPARDIZE OUR ABILITY TO USE SOME OR ALL OF OUR NET OPERATING LOSS CARRYFORWARDS.

     As of December 31, 2005, we had a U.S. Federal tax net operating loss ("NOL") carryforwards of $566 million available to reduce taxable income in future years, and these NOL carryforwards expire in various years through 2025. The federal tax effect of these NOL's is $198 million and is recorded as a deferred tax asset on our balance sheet as of December 31, 2005. We also have state NOL carryforwards at December 31, 2005 of $720 million, which will expire in varying amounts from 2006 to 2025. The tax effect of the state NOL, net of a valuation allowance, is $27 million and is recorded as a deferred tax asset on our balance sheet at December 31, 2005. Our ability to utilize our NOL carryforwards could become subject to significant limitations under Section 382 of the Internal Revenue Code ("Section 382") if we undergo a majority ownership change. We would undergo a majority ownership change if, among other things, the stockholders who own or have owned, directly or indirectly, five percent or more of our common stock or are otherwise treated as five percent stockholders under
Section 382 and the regulations promulgated thereunder, increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of a majority ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with the NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration of the respective NOL carryforwards. If we were to undergo a majority ownership change, we would be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of December 31, 2005, we believe that there has not been a significant change in our ownership during the prior three years. We cannot, however, assure you that we will not undergo a majority ownership change in the future. Further, because an ownership change for federal tax purposes can occur based on trades among our existing stockholders, whether we undergo a majority ownership change may be a matter beyond our control.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     NONE.

ITEM 2. PROPERTIES.

     We lease our principal executive offices, which are located at 500 North Field Drive, Lake Forest, Illinois, 60045.

     Walker's consolidated businesses operate 13 manufacturing facilities in the U.S. and 35 manufacturing facilities outside of the U.S., operate four engineering and technical facilities worldwide and share two other such facilities with Monroe. Sixteen of these manufacturing plants are JIT facilities. Walker operates four additional manufacturing facilities outside of the U.S. through four non-controlled joint ventures, three of which are JIT facilities.

     Monroe's consolidated businesses operate nine manufacturing facilities in the U.S. and 22 manufacturing facilities outside the U.S., operate seven engineering and technical facilities worldwide and share two other such facilities with Walker. Seven of these manufacturing plants are JIT facilities.

     The above-described manufacturing locations outside of the U.S. are located in Argentina, Australia, Belgium, Brazil, Canada, China, the Czech Republic, Denmark, France, Germany, India, Mexico, New Zealand, Poland, Portugal, Russia, Spain, South Africa, Sweden, Thailand and the United Kingdom, We also have sales offices located in Australia, Argentina, China, Crotia, Egypt, Greece, Hungary, Italy, Japan, Lithuania, Singapore, Turkey and the Ukraine.

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

ITEM 3. LEGAL PROCEEDINGS.

     As of December 31, 2005, we are designated as a potentially responsible party in one Superfund site. We have estimated our share of the remediation costs for this site to be close to zero. In addition to the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $8 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

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

     We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Chinese joint ventures is currently under investigation by local customs officials related to whether the joint venture applied the proper tariff code to certain of its imports. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the vote of security holders during the fourth quarter of 2005.

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following provides information concerning the persons who serve as our executive officers as of March 1, 2006. For periods prior to November 4, 1999, the date of the 1999 Pactiv spin-off, references to service to "us" or "our company" reflect services to Old Tenneco's automotive operations.

              NAME (AND AGE AT
             DECEMBER 31, 2005)                                 OFFICES HELD
             ------------------                 ---------------------------------------------
Mark P. Frissora (50)........................   Chairman of the Board of Directors, Chief
                                                Executive Officer and President
Timothy R. Donovan (50)......................   Executive Vice President, Strategy and
                                                Business Development, General Counsel and
                                                Director
Hari N. Nair (45)............................   Executive Vice President and Managing
                                                Director -- Europe, South America and India
Kenneth R. Trammell (45).....................   Executive Vice President and Chief Financial
                                                Officer
Brent J. Bauer (50)..........................   Senior Vice President and General Manager --
                                                North American Original Equipment Emission
                                                Control
Neal Yanos (43)..............................   Senior Vice President and General Manager --
                                                North American Original Equipment Ride
                                                Control and North American Aftermarket
Timothy E. Jackson (48)......................   Senior Vice President -- Global Technology
                                                and Managing Director, Asia Pacific
Richard P. Schneider (58)....................   Senior Vice President -- Global
                                                Administration
Paul Schultz (55)............................   Senior Vice President -- Global Manufacturing
                                                and Supply Chain Management
James A. Perkins, Jr. (43)...................   Vice President and Controller

     MARK P. FRISSORA -- Mr. Frissora became our Chief Executive Officer in connection with the 1999 Spin-off and has been serving as President of the automotive operations since April 1999. In March 2000, he was also named our Chairman of the Board of Directors. From 1996 to April 1999, he held various positions within our automotive operations, including Senior Vice President and General Manager of the worldwide original equipment business. Mr. Frissora joined our company in 1996 from AeroquipVickers Corporation, where he served since 1991 as a Vice President. In the 15 years prior to joining AeroquipVickers, he served 10 years with General Electric and five years with Philips Lighting Company in management roles focusing on product development and marketing. He is a member of The Business Roundtable and the World Economic Forum's Automotive Board of Governors. He is also a director of NCR Corporation, where he serves on its Compensation Committee, and FMC Corporation, where he serves on its Audit Committee. Mr. Frissora became a director of our company in 1999.

     TIMOTHY R. DONOVAN -- Mr. Donovan was named Executive Vice President, Strategy and Business Development in July 2005. He was promoted to Executive Vice President in December 2001 and was named Senior Vice President and General Counsel in August 1999. Mr. Donovan also is in charge of our worldwide Environmental, Health and Safety Program. From October 2004 through July 2005, Mr. Donovan served as Managing Director-Asia Pacific, with responsibility for Australia, New Zealand, Asia and the Japanese original equipment business worldwide. From May 2001 through October 2004, he served as Managing Director of our International Group with responsibility for all of our operations in Asia and South America, as well as the Japanese original equipment business worldwide. Mr. Donovan was a partner in the law firm of Jenner & Block from 1989 until his resignation in September 1999, and from approximately 1997 through 1999 served as the Chairman of Jenner & Block's Corporate and Securities Department and as a member of its Executive Committee. He is also a director of John B. Sanfilippo & Son, Inc., where he is a member of its Compensation Committee and is the Chairman of its Audit Committee. Mr. Donovan is 50 years old and became a director of our company in March 2004.

     HARI N. NAIR -- Mr. Nair was named our Executive Vice President and Managing Director -- Europe effective June 2001. His responsibilities were expanded to include Tenneco's South American and Indian operations during 2005. Previously he was Senior Vice President and Managing Director -- International. Prior to December 2000, Mr. Nair was the Vice President and Managing
Director -- Emerging Markets. Previously, Mr. Nair was the Managing Director for Tenneco Automotive Asia, based in Singapore and responsible for all operations and development projects in Asia. He began his career with the former Tenneco Inc. in 1987, holding various positions in strategic planning, marketing, business development, quality and finance. Prior to joining Tenneco, Mr. Nair was a senior financial analyst at General Motors Corp. focusing on European operations.

     KENNETH R. TRAMMELL -- Mr. Trammell was promoted to Executive Vice President and Chief Financial Officer in January 2006. Mr. Trammell was named our Senior Vice President and Chief Financial Officer in September 2003, having served as our Vice President and Controller from September 1999. From April 1997 to November 1999 he served as Corporate Controller of Tenneco Inc. He joined Tenneco Inc. in May 1996 as Assistant Controller. Before joining Tenneco Inc., Mr. Trammell spent 12 years with the international public accounting firm of Arthur Andersen LLP, last serving as a senior manager.

     BRENT J. BAUER -- Mr. Bauer joined the former Tenneco Automotive in August 1996 as a Plant Manager and was named Vice President and General
Manager -- European Original Equipment Emission Control in September 1999. Mr. Bauer was named Vice President and General Manager -- European and North American Original Equipment Emission Control in July 2001. Currently, Mr. Bauer serves as the Senior Vice President and General Manager -- North American Original Equipment Emission Control. Prior to joining Tenneco, he was employed at AeroquipVickers Corporation for 20 years in positions of increasing responsibility serving most recently as Director of Operations.

     NEAL YANOS -- Mr. Yanos was named our Senior Vice President and General Manager -- North American Original Equipment Ride Control and North American Aftermarket on May 8, 2003. He joined our Monroe ride control division as a process engineer in 1988 and since that time has served in a broad range of assignments including product engineering, strategic planning, business development, finance, program management and marketing, including Director of our North American original equipment GM/VW business unit and most recently as our Vice President and General Manager -- North American Original Equipment Ride Control from December 2000. Before joining our company, Mr. Yanos was employed in various engineering positions by Sheller Globe Inc. from 1985 to 1988.

     TIMOTHY E. JACKSON -- Mr. Jackson joined us as Senior Vice President and General Manager -- North American Original Equipment and Worldwide Program Management in June 1999. He served in this position until August 2000, at which time he was named Senior Vice President -- Global Technology. From 2002 to 2005, Mr. Jackson served as Senior Vice President -- Manufacturing, Engineering, and Global Technology. In July 2005, Mr. Jackson was named Senior Vice
President -- Global Technology
and General Manager, Asia Pacific. Mr. Jackson joined us from ITT Industries where he was President of that company's Fluid Handling Systems Division. With over 20 years of management experience, 14 within the automotive industry, he was also Chief Executive Officer for HiSAN, a joint venture between ITT Industries and Sanoh Industrial Company. Mr. Jackson has also served in senior management positions at BF Goodrich Aerospace and General Motors Corporation.

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

     PAUL SCHULTZ -- Mr. Schultz was named our Senior Vice President -- Global Supply Chain Management in April 2002. In July 2005, Mr. Schultz was also named Senior Vice President of Global Manufacturing. Prior to joining the company, Mr. Schultz was the Vice President, Supply Chain Management at Ingersoll-Rand Company. Mr. Schultz joined Ingersoll-Rand in 1998 as Vice President, Strategic Sourcing for their joint venture company, Ingersoll Dresser Pump. He was later promoted to Vice President, Manufacturing Operations, where he successfully introduced and led the Six Sigma initiative. Prior to joining Ingersoll-Rand, Mr. Schultz was with AlliedSignal (now Honeywell International) where he served for 25 years in staff and management positions. Most recently, he was Corporate Director, Global Commodity Management.

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

                                                               SALES PRICES
                                                              ---------------
QUARTER                                                        HIGH     LOW
-------                                                       ------   ------
2005
  1st.......................................................  $17.36   $12.07
  2nd.......................................................   17.22    11.55
  3rd.......................................................   20.06    16.30
  4th.......................................................   19.95    15.70
2004
  1st.......................................................  $14.88   $ 6.73
  2nd.......................................................   15.34    10.09
  3rd.......................................................   14.51    11.95
  4th.......................................................   17.49    10.93

     As of February 20, 2006, there were approximately 23,610 holders of record of our common stock, including brokers and other nominees.

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

     See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information regarding securities authorized for issuance under our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                          NOTE(A)
                                          -----------------------------------------------------------------------
                                                                 YEARS ENDED DECEMBER 31,
                                          -----------------------------------------------------------------------
                                             2005           2004           2003           2002           2001
                                          -----------    -----------    -----------    -----------    -----------
                                                       (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENTS OF INCOME (LOSS) DATA:
  Net sales and operating revenues --
    North America.....................    $     2,034    $     1,966    $     1,887    $     1,906    $     1,799
    Europe, South America and India...          2,110          1,940          1,611          1,367          1,444
    Asia Pacific......................            371            380            322            236            173
    Intergroup sales..................            (74)           (73)           (54)           (50)           (52)
                                          -----------    -----------    -----------    -----------    -----------
                                          $     4,441    $     4,213    $     3,766    $     3,459    $     3,364
                                          ===========    ===========    ===========    ===========    ===========
  Income before interest expense,
    income taxes, and minority
    interest --
    North America.....................    $       145    $       133    $       129    $       129    $        50
    Europe, South America and India...             54             21             22             23             22
    Asia Pacific......................             16             20             23             17             18
                                          -----------    -----------    -----------    -----------    -----------
      Total...........................            215            174            174            169             90
Interest expense (net of interest
  capitalized)........................            130            179            149            141            170
Income tax expense (benefit)..........             25            (24)            (7)            (7)            50
Minority interest.....................              2              4              6              4              1
Income (loss) before cumulative effect
  of change in accounting principle...             58             15             26             31           (131)
Cumulative effect of change in
  accounting principle, net of income
  tax(b)..............................             --             --             --           (218)            --
                                          -----------    -----------    -----------    -----------    -----------
Net income (loss).....................    $        58    $        15    $        26    $      (187)   $      (131)
                                          ===========    ===========    ===========    ===========    ===========
Average number of shares of common
  stock outstanding
  Basic...............................     43,088,558     41,534,810     40,426,136     39,795,481     37,779,837
  Diluted.............................     45,321,225     44,180,460     41,767,959     41,667,815     38,001,248
Earnings (loss) per average share of
  common stock --
  Basic:
    Before cumulative effect of change
      in accounting principle.........    $      1.35    $      0.37    $      0.64    $      0.78    $     (3.47)
    Cumulative effect of change in
      accounting principle(b).........             --             --             --          (5.48)            --
                                          -----------    -----------    -----------    -----------    -----------
                                          $      1.35    $      0.37    $      0.64    $     (4.70)   $     (3.47)
                                          ===========    ===========    ===========    ===========    ===========
  Diluted:
    Before cumulative effect of change
      in accounting principle.........    $      1.29    $      0.35    $      0.62    $      0.74    $     (3.47)
    Cumulative effect of change in
      accounting principle(b).........             --             --             --          (5.48)            --
                                          -----------    -----------    -----------    -----------    -----------
                                          $      1.29    $      0.35    $      0.62    $     (4.74)   $     (3.47)
                                          ===========    ===========    ===========    ===========    ===========
Cash dividends per common share.......    $        --    $        --    $        --    $        --    $        --

                                                                                   NOTE(A)
                                                                ----------------------------------------------
                                                                           YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                 2005      2004      2003      2002      2001
                                                                ------    ------    ------    ------    ------
                                                                 (MILLIONS EXCEPT RATIO AND PERCENT AMOUNTS)
BALANCE SHEET DATA:
  Total assets..............................................    $2,940    $3,119    $2,852    $2,565    $2,706
  Short-term debt...........................................        22        19        20       228       191
  Long-term debt............................................     1,356     1,401     1,410     1,217     1,324
  Minority interest.........................................        24        24        23        19        15
  Shareholders' equity......................................       129       159        65       (86)       82
STATEMENT OF CASH FLOWS DATA:
  Net cash provided by operating activities.................    $  134    $  213    $  289    $  195    $  148
  Net cash used by investing activities.....................      (167)     (129)     (135)     (114)     (133)
  Net cash provided (used) by financing activities..........       (36)      (12)      (49)      (73)        3
  Expenditures for plant, property and equipment............       144       130       130       138       127
OTHER DATA:
  EBITDA(c).................................................    $  392    $  351    $  337    $  313    $  243
  Ratio of EBITDA to interest expense.......................      3.02      1.96      2.26      2.22      1.42
  Ratio of total debt to EBITDA.............................      3.52      4.05      4.24      4.62      6.26
  Ratio of earnings to fixed charges(d).....................      1.57      0.97      1.15      1.17      0.55
  Working capital as a percent of sales(e)..................       2.2%      1.2%      2.4%      4.0%      6.4%

---------------

NOTE: Our financial statements for the three years ended December 31, 2005, which are discussed in the following notes, are included in this Form 10-K under
Item 8.

(a) For a discussion of the significant items affecting comparability of the financial information for the years ended 2005, 2004 and 2003, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Prior to the first quarter of 2005, inventories in the U.S. based operations (17 percent and 19 percent of our total consolidated inventories at December 31, 2004 and 2003, respectively) were valued using the last-in, first-out ("LIFO") method and all other inventories were valued using the first-in, first-out ("FIFO") or average cost methods at the lower of cost or market value. Effective January 1, 2005, we changed our accounting method for valuing inventory for our U.S. based operations from the LIFO method to the FIFO method. As a result, all U.S. inventories are now stated at the lower of cost, determined on a FIFO basis, or market. We elected to change to the FIFO method as we believe it is preferable for the following reasons: 1) the change will provide better matching of revenue and expenditures and 2) the change will achieve greater consistency in valuing our global inventory. Additionally, we initially adopted LIFO as it provided certain U.S. tax benefits which we no longer realize due to our U.S. net operating losses (when applied for tax purposes, tax laws require that LIFO be applied for GAAP as well). As a result of the change, we also expect to realize administrative efficiencies. In accordance with GAAP, the change in inventory accounting has been applied by restating prior year's financial statements. The effect of the change on our financial position and results of operations are presented below.

                                                                 AS OF DECEMBER 31,
                                                              -------------------------
                                                              2004   2003   2002   2001
                                                              ----   ----   ----   ----
                                                                     (MILLIONS)
                                                                 INCREASE (DECREASE)
Inventories.................................................  $14    $11    $13    $13
Deferred income tax assets (noncurrent).....................  $(5)   $(4)   $(5)   $(5)
Shareholders' equity........................................  $ 9    $ 7    $ 8    $ 8

                                                             INCREASE (DECREASE)
                                                           YEARS ENDED DECEMBER 31,
                                                    --------------------------------------
                                                     2004     2003       2002       2001
                                                    ------   -------   ---------   -------
                                                     (MILLIONS EXCEPT PER SHARE AMOUNTS)
Income (loss) before interest expense, income
  taxes and minority interest.....................  $   3    $   (2)   $     --    $   (2)
Income tax expense (benefit)......................      1        (1)         --        (1)
                                                    -----    ------    --------    ------
Income (loss) before cumulative effect of change
  in accounting principle and net income (loss)...  $   2    $   (1)   $     --    $   (1)
                                                    =====    ======    ========    ======
Basic earnings (loss) per share of common stock...  $0.04    $(0.03)   $     --    $(0.04)
                                                    =====    ======    ========    ======
Diluted earnings (loss) per share of common
  stock...........................................  $0.04    $(0.03)   $     --    $(0.04)
                                                    =====    ======    ========    ======

     You should also read Note 4 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

     For all years presented, we have also reclassed tax related contingency reserves between deferred tax liability and other noncurrent liabilities. This reclass resulted in an additional reclass between noncurrent liabilities and noncurrent assets for reporting purposes. In October 2004 and July 2005, we announced a change in the structure of our organization which changed the components of our reportable segments. The European segment now includes our South American and Indian operations. While this has no impact on our consolidated results, it changes our segment results.

(b) In 2002, we adopted SFAS No. 142 which changed the accounting for purchased goodwill from an amortization method to an impairment-only approach. You should also read the notes to the financial statements of Tenneco Inc. and Consolidated Subsidiaries, appearing in Item 8, for additional information.

(c) EBITDA represents income before extraordinary item, cumulative effect of change in accounting principle, interest expense, income taxes, minority interest and depreciation and amortization. EBITDA is not a calculation based upon generally accepted accounting principles. The amounts included in the EBITDA calculation, however, are derived from amounts included in the historical statements of income data. In addition, EBITDA should not be considered as an alternative to net income or operating income as an indicator of our operating performance, or as an alternative to operating cash flows as a measure of liquidity. We have reported EBITDA because we regularly review EBITDA as a measure of our company's performance. In addition, we believe our debt holders utilize and analyze our EBITDA for similar purposes. We also believe EBITDA assists investors in comparing a company's performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon many factors. However, the EBITDA measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation. EBITDA is derived from the statements of income (loss) as follows:

                                                               NOTE(A)
                                                       YEARS ENDED DECEMBER 31,
                                                  ----------------------------------
                                                  2005   2004   2003   2002    2001
                                                  ----   ----   ----   -----   -----
                                                              (MILLIONS)
Net income (loss)...............................  $ 58   $ 15   $ 26   $(187)  $(131)
Cumulative effect of change in accounting
  principle, net of income tax..................    --     --     --     218      --
Minority interest...............................     2      4      6       4       1
Income tax expense (benefit)....................    25    (24)    (7)     (7)     50
Interest expense, net of interest capitalized...   130    179    149     141     170
Depreciation and amortization of other
  intangibles...................................   177    177    163     144     153
                                                  ----   ----   ----   -----   -----
Total EBITDA....................................  $392   $351   $337   $ 313   $ 243
                                                  ====   ====   ====   =====   =====

(d) For purposes of computing this ratio, earnings generally consist of income before income taxes and fixed charges excluding capitalized interest. Fixed charges consist of interest expense, the portion of rental expense considered representative of the interest factor and capitalized interest. For the years ended December 31, 2004 and 2001 earnings were insufficient by $6 million and $82 million, respectively, to cover fixed charges. See
     Exhibit 12 to this Form 10-K for the calculation of this ratio.

(e) For purposes of computing working capital as a percentage of sales, we exclude cash and the current portion of long term debt from the calculation. We exclude these items because we manage our working capital activity through cash and short term debt. To include these items in the calculation would distort actual working capital changes. Our calculation of working capital as a percentage of sales is as follows:

                                                             NOTE(A)
                                                     YEARS ENDED DECEMBER 31,
                                            ------------------------------------------
                                             2005     2004     2003     2002     2001
                                            ------   ------   ------   ------   ------
                                                    (DOLLAR AMOUNT IN MILLIONS
                                                    EXCEPT PERCENTAGE AMOUNTS)
Current Assets:
  Receivables -- Customer notes and
     accounts, net........................  $  515   $  458   $  427   $  394   $  380
  Receivables -- Other....................      28       30       15       15       15
  Inventories.............................     360      396      354      365      339
  Deferred income taxes...................      43       70       63       56       66
  Prepayments and other...................     110      124      104       95      101
                                            ------   ------   ------   ------   ------
                                            $1,056   $1,078   $  963   $  925   $  901
Current Liabilities:
  Trade payables..........................  $  651   $  696   $  621   $  505   $  401
  Accrued taxes...........................      31       24       19       40       35
  Accrued interest........................      38       35       42       23       25
  Accrued liabilities.....................     208      226      162      172      148
  Other accruals..........................      29       47       29       48       76
                                            ------   ------   ------   ------   ------
                                            $  957   $1,028   $  873   $  788   $  685
Working Capital (Current assets less
  current liabilities)....................  $   99   $   50   $   90   $  137   $  216
Net sales and operating revenues..........  $4,441   $4,213   $3,766   $3,459   $3,364
Working capital as a percent of sales.....     2.2%     1.2%     2.4%     4.0%     6.4%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     As you read the following review of our financial condition and results of operations, you should also read our financial statements and related notes beginning on page 70.

EXECUTIVE SUMMARY

     We are one of the world's leading manufacturers of automotive emission control and ride control products and systems. We serve both original equipment
(OE) vehicle manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe(R), Rancho(R), Clevite(R) Elastomers and Fric Rot(TM) ride control products and Walker(R), Fonos(TM), and Gillet(TM) emission control products. Worldwide we serve more than 30 different original equipment manufacturers, and our products or systems are included on nine of the top 10 passenger car models produced for sale in Western Europe and all of the top 10 light truck models produced for sale in North America for 2005. During 2005, our aftermarket customers were comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. We operate more than 70 manufacturing facilities worldwide and employ approximately 19,000 people to service our customers' demands.

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

     We have a substantial amount of indebtedness, with total debt, net of cash balances, of $1.237 billion as of December 31, 2005. As such, our ability to generate cash -- both to fund operations and service our debt -- is also a significant area of focus for our company. See "Liquidity and Capital Resources" below for further discussion of cash flows.

     Total revenues for 2005 were $4.4 billion, a five percent increase over 2004. Higher aftermarket sales in North America and Europe as well as the company's position on strong selling OE platforms globally primarily drove this increase. The balanced distribution of our customers, geographies, markets, products and platforms allowed us to outperform light vehicle market production rates in a difficult auto environment. Gross margin for 2005 was 19.3 percent, down 0.8 percent from 20.1 percent in 2004. Higher gross steel costs of $135 million, fuel surcharges on transportation costs, restructuring charges and business mix more than offset savings and improved efficiencies from Lean manufacturing, Six Sigma programs, cost recoveries and other cost reduction initiatives. We reported selling, general, administrative and engineering expenses for 2005 of 10.5 percent of revenues, as compared to 11.7 percent of revenues for 2004. The improvement was driven by restructuring savings, Six Sigma programs and tight discretionary spending controls. Earnings before interest and taxes ("EBIT") was $215 million for 2005, up $41 million from the $174 million reported in 2004. Stronger global volumes, lower selling, general, administrative and engineering costs, restructuring savings, benefits from the company's ongoing manufacturing efficiency programs and reduced costs through tight controls on discretionary spending helped drive this improvement.

     In October 2004 and July 2005, we announced changes in the structure of our organization which changed the components of our reportable segments. The European segment now includes our South American and Indian operations. The Asia Pacific segment includes our other Asian and Australian operations. While this had no impact on our consolidated results, it changed our segment results. These changes in segment reporting have been reflected in this Management's Discussion and Analysis, and the accompanying consolidated financial statements, for all periods presented.

     In February 2005, we acquired substantially all the exhaust assets, and assumed certain related liabilities of, Gabilan Manufacturing, Inc., a privately held company that had developed and manufactured motorcycle exhaust systems for Harley-Davidson motorcycles since 1978. The company also produced aftermarket muffler kits for Harley-Davidson. We purchased Gabilan's assets, including working capital adjustments, for $11 million in cash. Gabilan generated approximately $37 million in revenue for the eleven month period ended December 31, 2005.

     In December 2005, we completed the acquisition of the minority interest of the joint venture partner for our Indian ride control operations. We purchased the minority owned interest for approximately $5 million in cash and property.

YEARS 2005 AND 2004

  NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the years of 2005 and 2004. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. Additionally, substrate sales (previously referred to as "pass-through" catalytic converter sales) include precious metals pricing, which may be volatile. These substrate sales occur when, at the direction of our OE customers, we purchase catalytic converters or components thereof from suppliers, use them in our manufacturing process, and sell them as part of the completed system. While our original equipment customers assume the risk of this volatility, it impacts our reported revenue. Excluding substrate sales removes this impact. We have not reflected any currency impact in the 2004 table since this is the base period for measuring the effects of currency during 2005 on our operations. We use this information to analyze the trend in our revenues before these factors. We believe investors find this information useful in understanding period to period comparisons in our revenues.

                                                   YEAR ENDED DECEMBER 31, 2005
                                    ----------------------------------------------------------
                                                                      SUBSTRATE     REVENUES
                                                                        SALES      EXCLUDING
                                                          REVENUES    EXCLUDING   CURRENCY AND
                                               CURRENCY   EXCLUDING   CURRENCY     SUBSTRATE
                                    REVENUES    IMPACT    CURRENCY     IMPACT        SALES
                                    --------   --------   ---------   ---------   ------------
                                                            (MILLIONS)
North America Original Equipment
  Ride Control....................   $  495      $--       $  495       $ --         $  495
  Emission Control................    1,011        9        1,002        272            730
                                     ------      ---       ------       ----         ------
     Total North America Original
       Equipment..................    1,506        9        1,497        272          1,225
North America Aftermarket
  Ride Control....................      361       --          361         --            361
  Emission Control................      161       --          161         --            161
                                     ------      ---       ------       ----         ------
     Total North America
       Aftermarket................      522       --          522         --            522
       Total North America........    2,028        9        2,019        272          1,747
Europe Original Equipment
  Ride Control....................      378       11          367         --            367
  Emission Control................    1,078       (2)       1,080        326            754
                                     ------      ---       ------       ----         ------
     Total Europe Original
       Equipment..................    1,456        9        1,447        326          1,121
Europe Aftermarket
  Ride Control....................      169       --          169         --            169
  Emission Control................      195       (1)         196         --            196
                                     ------      ---       ------       ----         ------
     Total Europe Aftermarket.....      364       (1)         365         --            365
South America & India.............      233       25          208         18            190
       Total Europe, South America
          and India...............    2,053       33        2,020        344          1,676
Asia..............................      149       --          149         43            106
Australia.........................      211        7          204         19            185
                                     ------      ---       ------       ----         ------
       Total Asia Pacific.........      360        7          353         62            291
                                     ------      ---       ------       ----         ------
Total Tenneco.....................   $4,441      $49       $4,392       $678         $3,714
                                     ======      ===       ======       ====         ======

                                                   YEAR ENDED DECEMBER 31, 2004
                                    ----------------------------------------------------------
                                                                      SUBSTRATE     REVENUES
                                                                        SALES      EXCLUDING
                                                          REVENUES    EXCLUDING   CURRENCY AND
                                               CURRENCY   EXCLUDING   CURRENCY     SUBSTRATE
                                    REVENUES    IMPACT    CURRENCY     IMPACT        SALES
                                    --------   --------   ---------   ---------   ------------
                                                            (MILLIONS)
North America Original Equipment
  Ride Control....................   $  455     $  --      $  455       $ --         $  455
  Emission Control................    1,001        --       1,001        320            681
                                     ------     -----      ------       ----         ------
       Total North Original
          Equipment...............    1,456        --       1,456        320          1,136
North America Aftermarket
  Ride Control....................      342        --         342         --            342
  Emission Control................      161        --         161         --            161
                                     ------     -----      ------       ----         ------
     Total North America
       Aftermarket................      503        --         503         --            503
       Total North America........    1,959        --       1,959        320          1,639
Europe Original Equipment
  Ride Control....................      356        --         356         --            356
  Emission Control................    1,005        --       1,005        321            684
                                     ------     -----      ------       ----         ------
     Total Europe Original
       Equipment..................    1,361        --       1,361        321          1,040
Europe Aftermarket
  Ride Control....................      169        --         169         --            169
  Emission Control................      190        --         190         --            190
                                     ------     -----      ------       ----         ------
     Total Europe Aftermarket.....      359        --         359         --            359
South America & India.............      171        --         171         15            156
       Total Europe, South America
          & India.................    1,891        --       1,891        336          1,555
Asia..............................      158        --         158         54            104
Australia.........................      205        --         205         16            189
                                     ------     -----      ------       ----         ------
       Total Asia Pacific.........      363        --         363         70            293
                                     ------     -----      ------       ----         ------
Total Tenneco.....................   $4,213     $  --      $4,213       $726         $3,487
                                     ======     =====      ======       ====         ======

     Revenues from our North American operations increased $69 million in 2005 compared to the same period last year reflecting higher sales from both OE and aftermarket businesses. Total North American OE revenues increased three percent to $1,506 million in 2005. OE emission control revenues were up one percent to $1,011 million from $1,001 million in the prior year. Substrate emission control sales decreased 15 percent to $272 million in 2005. Adjusted for substrate sales and currency, OE emission control sales were up seven percent from the prior year. OE ride control revenues for 2005 increased nine percent from the prior year driven primarily by higher sales to heavy-duty vehicle manufacturers. Total OE revenues, excluding substrate sales and currency, increased eight percent in 2005, while North American light vehicle production remained flat compared to a year ago. We experienced this improvement despite the flat build rate primarily due to favorable light vehicle platform mix, highlighted by a 10 percent increase in sales to the Japanese OEMs, as well as higher heavy-duty volumes. In addition, our February 2005 acquisition of the exhaust business for Harley-Davidson provided a $37 million revenue contribution. Aftermarket revenues for North America were $522 million in 2005, representing an increase of four percent compared to the same period in the prior year despite general market softness as higher gas prices tempered consumer spending for routine car maintenance. Aftermarket ride control revenues increased $19 million or six percent in 2005, primarily due to increased sales to new and existing customers.

Aftermarket emission control revenues were $161 million in 2005, flat compared to prior year. Price increases driven by higher steel costs helped offset lower emission volumes.

     Our European, South American and Indian segment's revenues increased $162 million or nine percent in 2005 compared to last year. Total Europe OE revenues were $1,456 million, up seven percent from last year. OE emission control revenues increased seven percent to $1,078 million from $1,005 million in the prior year. Excluding a $5 million increase in substrate sales and $2 million of unfavorable currency, OE emission control revenues increased 10 percent over 2004. We experienced this revenue increase despite the relatively flat European light vehicle build rate due to the ramp up of platforms that launched in late 2004 and early 2005. OE ride control revenues increased by $22 million in 2005, up six percent from $356 million a year ago. This increase was greater than the European light vehicle production level, which was flat compared to prior year levels. Our increase was greater than the market as a result of the expansion of our electronic suspension business as well as a ramp up of business and new launches with Nissan, Suzuki, Dacia, Toyota, Mazda and Audi. We changed our reporting in the second quarter of 2005 for an "assembly-only" contract with a European OE ride control customer and began accounting for those revenues as net of the related cost of sales. If we had reported our 2004 revenues in the same manner, they would have been lower by $42 million. Excluding an $11 million benefit from currency appreciation, OE ride control revenues increased three percent. European aftermarket sales were $364 million in 2005 compared to $359 million last year. Excluding $1 million of unfavorable currency, European aftermarket revenues increased two percent in 2005 compared to last year. Ride control aftermarket revenues, excluding the impact of currency, were even with the prior year, reflecting heightened competition, a soft market environment in Spain, and weaker exports worldwide due to the strengthening of the euro. Aftermarket emission control revenues were up three percent from prior year excluding the benefits of currency. New customers and market share gains helped to partially offset significant market declines relating to now standard use of longer lasting stainless steel by OE manufacturers. South American and Indian revenues, excluding the benefits of currency appreciation and substrate sales, were up 21 percent to $190 million compared to last year. Higher OE volumes and substrate sales as well as improved product mix and pricing drove this increase.

     Revenues from our Asia Pacific segment, which includes Australia and Asia, decreased $3 million to $360 million in 2005, as compared to $363 million in the prior year. Excluding substrate sales, revenues increased $2 million at our Asian operations in 2005 compared to last year driven by higher OE volumes. In Australia, strong OE volumes and strengthening currency increased revenues in 2005 by three percent. Excluding the impact of currency and substrate sales, Australian revenues decreased two percent.

  EBIT

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2005    2004    CHANGE
                                                              -----   -----   ------
                                                                    (MILLIONS)
North America...............................................  $145    $133     $12
Europe, South America and India.............................    54      21      33
Asia Pacific................................................    16      20      (4)
                                                              ----    ----     ---
                                                              $215    $174     $41
                                                              ====    ====     ===

     The EBIT results shown in the preceding table include the following items, discussed below under "Restructuring and Other Charges" and "Liquidity and Capital Resources -- Capitalization", which have an effect on the comparability of EBIT results between periods:

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2005    2004
                                                              -----   -----
                                                               (MILLIONS)
North America
  Restructuring and restructuring-related expenses..........   $ 4     $11
  New aftermarket customer changeover costs(1)..............    10       8
  Consulting fees indexed to stock price....................    --       2
Europe, South America and India
  Restructuring and restructuring-related expenses..........     8      26
  Consulting fees indexed to stock price....................    --       1
Asia Pacific
  Restructuring and restructuring-related expenses..........    --       3
  Consulting fees indexed to stock price....................    --       1

---------------

(1) Represents costs associated with changing new aftermarket customers from their prior suppliers to an inventory of our products. Although our aftermarket business regularly incurs changeover costs, we specifically identify in the table above those changeover costs that, based on the size or number of customers involved, we believe are of an unusual nature for the quarter in which they were incurred.

     EBIT for North American operations increased to $145 million from $133 million one year ago. Higher OE volumes increased EBIT by $14 million with improved OE manufacturing efficiencies and lower selling, general and administrative costs adding $15 million and $10 million, respectively, to EBIT. These improvements to EBIT were partially offset by OE price concessions and steel cost increases, net of other material costs savings and recovery from customers. North American aftermarket EBIT was negatively impacted by higher steel costs of $27 million and lower volumes and manufacturing inefficiencies of $21 million. These decreases were partially offset by lower selling, general, administrative and engineering costs of $11 million and other material cost savings and recovery from customers. Included in North America's 2005 EBIT were $4 million in restructuring and restructuring-related expenses and $10 million in customer changeover costs. Included in North America's 2004 EBIT were $11 million in restructuring and restructuring-related expenses, $8 million in customer changeover costs and $2 million in consulting fees indexed to the stock price.

     Our European, South American and Indian segment's EBIT was $54 million for 2005, up $33 million from $21 million in 2004. Higher European OE volumes from both emission and ride control product lines contributed $21 million to EBIT during 2005. Increased OE manufacturing efficiencies added $4 million to EBIT. Steel cost increases of $22 million were offset by other material cost savings and recovery from customers. OE price concessions and higher selling, general, administrative and engineering costs negatively impacted EBIT by $17 million. European aftermarket manufacturing efficiencies and lower selling, general administrative and engineering costs added $13 million to EBIT. Higher European aftermarket steel costs of $13 million were offset by other material costs savings and recovery from customers. South America and India added $8 million to EBIT as compared to 2004, mostly due to favorable customer pricing actions and currency appreciation that offset higher steel costs. Included in Europe, South America and India's 2005 EBIT were $8 million in restructuring and restructuring-related expenses. Included in 2004 EBIT were $26 million in restructuring and restructuring-related expenses and $1 million in consulting fees indexed to the stock price.

     EBIT for our Asia Pacific segment, which includes Asia and Australia, decreased $4 million to $16 million in 2005 compared to $20 million in the prior year. Manufacturing efficiencies and reduced selling, general, administrative and engineering costs increased EBIT by $12 million. These increases were more than offset by lower volumes that impacted EBIT by $7 million and increased steel costs, net of other material cost savings and recovery from customers. Included in Asia Pacific's 2004 EBIT were $3 million in restructuring and restructuring-related expenses and $1 million in consulting fees indexed to the stock price.

     You should also read Note 4 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

  EBIT AS A PERCENTAGE OF REVENUE

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2005    2004
                                                              -----   -----
North America...............................................   7%      7%
Europe, South America and India.............................   3%      1%
Asia Pacific................................................   4%      6%
  Total Tenneco.............................................   5%      4%

     In North America, EBIT as a percentage of revenue for 2005 remained at prior year levels. Higher OE volumes and lower selling, general, administrative and engineering costs as well as reduced restructuring activities were offset by higher steel costs and price concessions. Our Europe, South America and India EBIT margin for 2005 increased two percentage points over the same period last year. OE volume increases, manufacturing efficiencies and lower restructuring costs were partially offset by price concessions. EBIT as a percentage of revenue for our Asia Pacific operations decreased two percentage points in 2005 compared to prior year. Manufacturing efficiencies, lower restructuring costs and reduced selling, general, administrative and engineering costs were more than offset by higher steel costs and reduced volumes.

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

     In October 2004, we announced a plan to eliminate 250 salaried positions through selected layoffs and an elective early retirement program. The majority of layoffs were at middle and senior management levels. As of December 31, 2005, we have incurred $23 million in severance costs. Of this total, $7 million was recorded in cost of sales and $16 million was recorded in selling, general and administrative expense. We expect to generate savings of approximately $20 million annually from this initiative.

     Including the above costs, we incurred $12 million in restructuring and restructuring-related costs in 2005. Including the costs incurred in 2002 through 2004 of $59 million, we have incurred a total of $71 million for activities related to our restructuring initiatives.

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

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we were allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives over the 2002 to 2006 time period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. In February of 2005, our senior credit facility was amended to exclude all remaining cash charges and expenses related to restructuring initiatives started on or before February 21, 2005. As of December 31, 2005, we have excluded $62 million in allowable charges relating to restructuring initiatives previously started.

     Under our amended facility, we are allowed to exclude up to an additional $60 million of cash charges and expenses, before taxes, related to restructuring activities initiated after February 21, 2005 from the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2005, we have excluded $9 million in allowable charges relating to restructuring initiatives against the $60 million available under the terms of the February 2005 amendment to the senior credit facility.

     In February 2006, we decided to reduce the work force at certain of our global locations as part of our ongoing effort to reduce our cost structure. The plan contemplates a reduction in force of approximately 100 employees during the first quarter of 2006. We expect to record a pre-tax charge of approximately $4 million to $5 million during the first quarter of 2006 for severance and other benefits related to these reductions in force, substantially all of which will be paid in cash. These charges are in addition to other customary quarterly restructuring charges that we may incur during the quarter.

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

  INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $130 million in 2005 compared to $179 million in 2004. Interest expense for 2004 includes $42 million related to the 2004 refinancing of our $500 million 11 5/8 percent senior subordinated notes due 2009. We accomplished this refinancing by issuing new 8 5/8 percent senior subordinated notes due 2014 in November 2004 and using the net proceeds of that issuance, together with cash on hand, to redeem our 11 5/8 percent notes. The
11 5/8 percent notes were called for redemption in November 2004 and the redemption was completed in December 2004. Included in the total is a write-off of $8 million in debt issuance costs; a premium of $29 million for redeeming the bonds prior to their maturity date, and $5 million in overlapping interest expenses during the time between the issuance of the 8 5/8 percent notes and the final redemption of the 11 5/8 percent notes. See more detailed explanations on our debt structure, including our issuance of $500 million of 8 5/8 percent senior subordinated notes due 2014 in November 2004, prepayments and amendments to our senior credit facility in February 2005, and their impact on our interest expense, in "Liquidity and Capital Resources -- Capitalization" later in this Management's Discussion and Analysis.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2005 resulted in lower interest expense of approximately $2 million for the year. The LIBOR rate as of December 31, 2005 as determined under these agreements was 3.82 percent. This rate remained in effect until January 15, 2006 when it increased to approximately 4.73 percent. Based on the rate in effect through January 15, 2006 and using the current LIBOR as determined under these agreements of approximately 4.73 percent (which remains in effect until July 15, 2006), these swaps are not expected to materially impact our 2006 annual interest expense. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. As of December 31, 2005, the fair value of the interest rate swaps was a liability of approximately $5 million. On December 31, 2005, we had $1 billion in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2007 through 2025. Included in the $475 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. We also have $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest. For further discussion see "Liquidity and Capital Resources -- Interest Rate Risk" later in this Management's Discussion and Analysis.

  INCOME TAXES

     Income taxes were an expense of $25 million in 2005, compared to a benefit of $24 million in 2004. Included in 2005 were benefits of $4 million, including settlements of prior year tax issues and resolution of some tax contingencies with our foreign operations. Including these adjustments the effective tax for 2005 was 30 percent. Excluding these adjustments our effective tax rate was 34 percent. Included in 2004 were benefits of $21 million, including book to return adjustments, settlements of prior year tax issues and benefits related to previous tax losses in foreign operations. Due to efforts to improve overseas operations, we can now recognize the benefits of these previous tax losses in foreign operations, because it is more likely than not that we will be able to utilize them to offset future cash tax payments. The effective tax rate for 2004 including the $21 million benefit was 466 percent. Excluding the $21 million benefit our effective tax rate was 69 percent. You should also read Note 4 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

  EARNINGS PER SHARE

     We reported earnings per diluted common share of $1.29 for 2005, compared to $0.35 per diluted share for 2004. Included in the results for 2005 are expenses related to our restructuring activities, customer changeover costs and favorable tax adjustments. The net impact of these items decreased earnings per diluted share by $0.23. Included in the results for 2004 are expenses related to our restructuring activities, the cost related to the refinancing of our senior subordinated notes, customer changeover costs, consulting fees indexed to the stock price and favorable tax adjustments. The net impact of these items decreased earnings per diluted share by $0.87. Please read Note 8 to the consolidated financial statements included in Item 8 for more detailed information on earnings per share. You should also read Note 4 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

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

  Revenue Recognition

     We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters or components thereof ("substrates") on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and "passed through" to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $678 million, $726 million and $653 million in 2005, 2004 and 2003, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns.

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

  Long-Term Receivables

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At December 31, 2005, we had $17 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels. We have not experienced any material losses on arrangements where we have a contractual guarantee of reimbursement from our customers.

  Income Taxes

     We have a U.S. Federal tax net operating loss ("NOL") carryforward at December 31, 2005, of $566 million, which will expire in varying amounts from 2018 to 2025. The federal tax effect of that NOL is $198 million, and is recorded as a deferred tax asset on our balance sheet at December 31, 2005. We also have state NOL carryforwards at December 31, 2005 of $720 million, which will expire in varying amounts from 2006 to 2025. The tax effect of the state NOL, net of a valuation allowance, is $27 million and is recorded as a deferred tax asset on our balance sheet at December 31, 2005. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize these NOLs within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and the implementation of available tax planning strategies that accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

  Stock-Based Compensation

     We utilize the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If our compensation costs for our stock-based compensation plans were determined using the fair value method of accounting as provided in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," we estimate that our pro-forma net income and earnings per share would be lower by less than $2 million or $0.05 per diluted share for each of the years ended December 31, 2005 and 2004.

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

  Pension and Other Postretirement Benefits

     We have various defined benefit pension plans that cover substantially all of our employees. We also have postretirement health care and life insurance plans that cover a majority of our domestic employees. Our pension and postretirement health care and life insurance expenses and valuations are dependent on assumptions used by our actuaries in calculating those amounts. These assumptions include discount rates, health care cost trend rates, long-term return on plan assets, retirement rates, mortality rates and other factors. Health care cost trend rate assumptions are developed based on historical cost data and an assessment of likely long-term trends. Retirement rates are based primarily on actual plan experience while mortality rates are based upon the general population experience which is not expected to differ materially from our experience.

     Our approach to establishing the discount rate assumption for both our domestic and foreign plans starts with high-quality investment-grade bonds adjusted for an incremental yield based on actual historical performance. This incremental yield adjustment is the result of selecting securities whose yields are higher than the "normal" bonds that comprise the index. Based on this approach, for 2005 we lowered the weighted average discount rate for all of our pension plans to 5.4 percent, from 6.0 percent. The discount rate for postretirement benefits was lowered from approximately 6.3 percent for 2004 to approximately 5.8 percent for 2005.

     Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans was lowered from 8.4 percent for 2004 to 8.2 percent for 2005.

     Except in the U.K., generally, our pension plans do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At December 31, 2005, all legal funding requirements had been met. Other postretirement benefit obligations, such as retiree medical, and certain foreign pension plans are not funded.

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

  CHANGES IN ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs -- An Amendment of Accounting Research Bulletin No. 43, Chapter 4." This statement requires idle facility expenses, excessive spoilage, double freight and rehandling costs to be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." SFAS No. 151 was adopted January 1, 2005, and did not have a material impact on our financial position or results of operations.

     In December 2004, the FASB revised SFAS No. 123, "Share-Based Payment" which supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." This revised statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The revised SFAS No. 123 is effective for interim reporting periods on or after January 1, 2006, and will be adopted on a prospective basis. We estimate that the impact on our net income for the full year 2005 would not have exceeded approximately $2 million or $0.05 per diluted share had we adopted the revised SFAS No. 123.

     In December 2004, the FASB issued FASB Staff Position, ("FSP") No. 109-1. FSP No. 109-1 provides guidance on the application of FASB Statement No. 109, "Accounting for Income Taxes," to the provision within The American Jobs Creation Act of 2004 (the "Act") that provides a tax deduction on qualified production activities. The purpose behind this special deduction is to provide a tax incentive to companies that maintain or expand U.S. manufacturing activities. FSP No. 109-1 was effective upon issuance. The adoption of FSP 109-1 did not have any impact on our consolidated financial statements.

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

     In March 2005, the FASB issued Interpretation No. ("FIN") 46(R), "Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003)." The statement addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or potential VIE when specific conditions exist. The guidance should be applied in the first reporting period beginning after March 3, 2005. The adoption of FSP No. FIN 46(R) does not have an impact on our consolidated financial statements.

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

     In June 2005, the FASB issued FSP No. 143-1, "Accounting for Electronic Equipment Waste Obligations." This statement addresses the accounting for obligations associated with Directive 2005/96/ EC on Waste Electrical and Electronic Equipment adopted by the European Union. The Directive distinguishes between "new" and "historical" waste. The guidance should be applied the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP No. 143-1 did not have a material impact on our financial position or results of operations.

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

  LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                            ---------------
                                                             2005     2004    % CHANGE
                                                            ------   ------   --------
                                                                    (MILLIONS)
Short term debt and current maturities....................  $   22   $   19      16%
Long term debt............................................   1,356    1,401      (3)
                                                            ------   ------
Total debt................................................   1,378    1,420      (3)
                                                            ------   ------
Total minority interest...................................      24       24      --
Shareholders' equity......................................     129      159     (19)
                                                            ------   ------
Total capitalization......................................  $1,531   $1,603      (5)
                                                            ======   ======

     General. Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, as well as any outstanding borrowings on our revolving credit facilities, increased by approximately $3 million. The current portion of long-term debt decreased by approximately $5 million and was offset by an $8 million increase in foreign subsidiaries' obligations. Borrowings under our revolving credit facilities were zero as of December 31, 2005 and December 31, 2004. The overall decrease in long-term debt resulted from $40 million in voluntary payments made on our outstanding long-term debt and payments on capital leases in addition to our position on interest rate swaps entered into during April 2004. See below for further information on the interest rate swaps.

     The year-to-date decrease in shareholders' equity primarily results from $87 million related to the translation of foreign balances into U.S. dollars and an adjustment to additional minimum liability of $10 million as a result of an increase in the accrued benefit obligation related to pensions. This amount was partially offset by our net income, premium on common stock issued pursuant to benefit plans and other transactions which contributed $67 million to shareholders' equity. While our book equity balance was small at December 31, 2005, it had no effect on our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity. You should also read Note 4 to our consolidated financial statements.

     Overview and Recent Transactions. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. We originally entered into this facility in 1999 and since that time have periodically requested and received amendments to the facility for various purposes. In December of 2003, we engaged in a series of transactions that resulted in the full refinancing of the facility, through an amendment and restatement. In February 2005, we amended the facility, which resulted in reduced interest rates on the term loan B and tranche B-1 letter of credit/revolving loan portions of the facility. We also made a voluntary prepayment of $40 million on the term loan B facility, reducing borrowings to $356 million. During 2005, we increased the amount of commitments under our revolving credit facility from $220 million to $300 million and reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $180 million to $155 million. As of December 31, 2005, the senior credit facility consisted of a seven-year, $356 million term loan B facility maturing in December 2010; a five-year, $300 million revolving credit facility maturing in December 2008; and a seven-year, $155 million tranche B-1 letter of credit/revolving loan facility maturing in December 2010.

     In June 2003, we issued $350 million of 10 1/4 percent senior secured notes. The notes have a final maturity date of July 15, 2013. In December 2003, we issued an additional $125 million of 10 1/4 percent senior secured notes. We incurred $27 million in fees associated with the issuance of the aggregate $475 million of 10 1/4 percent senior secured notes and the amendment and restatement of our senior credit facility. These fees are being amortized over the term of the senior secured notes and the amended and restated senior credit facility.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2005 resulted in lower interest expense of approximately $2 million for the year. The LIBOR rate as of December 31, 2005 as determined under these agreements was 3.82 percent. This rate remained in effect until January 15, 2006 when it increased to approximately 4.73 percent. Based on the rate in effect through January 15, 2006 and using the current LIBOR as determined under these agreements of approximately 4.73 percent (which remains in effect until July 15, 2006), these swaps are not expected to materially impact our 2006 annual interest expense. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. As of December 31, 2005, the fair value of the interest rate swaps was a liability of approximately $5 million. On December 31, 2005, we had $1 billion in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2007 through 2025. Included in the $475 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. We also have $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     In November 2004, we refinanced our $500 million of 11 5/8 percent senior subordinated notes maturing in October of 2009 with new senior subordinated notes. The new notes have an interest rate of 8 5/8 percent, a maturity date of November 15, 2014 and contain substantially similar terms as the notes refinanced. Premium payments and other fees in connection with the refinancing of these notes totaled approximately $40 million, including a $29 million or 5.813% price premium over par on the redeemed notes. The new notes accrued interest from November 19, 2004 with an initial interest payment date of May 15, 2005. These notes are described in more detail below under "Senior Secured and Subordinated Notes."

     In connection with the refinancing of the $500 million in senior subordinated notes we amended the senior credit facility effective November 17, 2004. This amendment allowed us to use up to $50 million in cash on hand to pay redemption premiums and/or other fees and costs in connection with the redemption and refinancing of the senior subordinated notes. In exchange for the amendment, we agreed to pay a small fee to the consenting lenders. We also incurred approximately $13 million in legal, advisory and other costs related to the amendment and the issuance of the new senior subordinated notes. These amounts were capitalized and are being amortized over the remaining terms of the senior subordinated notes and senior credit facility.

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

     Additional provisions of the February 2005 amendment to the senior credit facility agreement were as follows: (i) amend the definition of EBITDA to exclude all remaining cash charges and expenses related to restructuring initiatives started on or before February 21, 2005, and to exclude up to an additional $60 million in restructuring-related expenses announced and taken after February 21, 2005, (ii) increase permitted investments to $50 million,
(iii) exclude expenses related to the issuance of stock options from the definition of consolidated net income, (iv) permit us to redeem up to $125 million of senior secured notes after January 1, 2008 (subject to certain conditions), (v) increase our ability to add commitments under the revolving credit facility by $25 million, and (vi) make other minor modifications. We incurred approximately $1 million in fees and expenses associated with this amendment, which were capitalized and are being amortized over the remaining term of the agreement. As a result of the amendment and the voluntary prepayment of $40 million under the term loan B, our term loan B interest expense in 2005 was approximately $5 million lower than what it would otherwise have been.

     During 2005, we increased the amount of commitments under our revolving credit facility from $220 million to $300 million and reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $180 million to $155 million. This reduction of our tranche B-1 letter of credit/revolving loan facility was required under the terms of the senior credit facility, as we had increased the amount of our revolving credit facility commitments by more than $55 million.

     In October 2005, we further amended our senior credit facility increasing the amount of commitments we may seek under the revolving credit portion of the facility from $300 million to $350 million, along with other technical changes. We will not be required to reduce the commitments under our tranche B-1 letter of credit/revolving loan facility should we obtain additional revolving credit commitments. We have not yet sought any such increased commitments, but may do so when, in our judgment, market conditions are favorable.

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

     Senior Credit Facility -- Interest Rates and Fees. Borrowings under the term loan B facility and the tranche B-1 letter of credit/revolving loan facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 225 basis points (reduced from 300 basis points in February 2005); or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 125 basis points (reduced from 200 basis points in February
2005). There is no cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility, however outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. If a letter of credit issued under this facility is subsequently paid and we do not reimburse the amount paid in full, then a ratable portion of each lender's deposit would be used to fund the letter of credit. We pay the tranche B-1 lenders a fee which is equal to LIBOR plus 225 basis points (reduced from 300 basis points in February 2005). This fee is offset by the return on the funds deposited with the administrative agent which earn interest at a per annum rate approximately equal to LIBOR. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits and effectively increases our interest expense at a per annum rate equal to LIBOR. The interest margins for borrowings under the term loan B facility and tranche B-1 letter of credit/revolving loan facility will be further reduced by 25 basis points following: the end of each fiscal quarter for which the consolidated leverage ratio is less than 3.0 or at the point our credit ratings are improved to BB- or better by Standard & Poor's (and are rated at least B1 by Moody's) or to Ba3 or better by Moody's (and are rated at least B+ by Standard & Poor's).

     Borrowings under the revolving credit facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 275 basis points (reduced from 325 basis points in March 2005 and further reduced from 300 basis points in August 2005); or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus
37.5 basis points (reduced from 50 basis points to 37.5 basis points in August
2005), plus a margin of 175 basis points (reduced from 225 basis points in March 2005 and further reduced from 200 basis points in August 2005). Letters of credit issued under the revolving credit facility accrue a letter of credit fee at a per annum rate of 275 basis points (reduced from 325 basis points in March 2005 and further reduced from 300 basis points in August 2005) for the pro rata account of the lenders under such facility and a fronting fee for the ratable account of the issuers thereof at a per annum rate in an amount to be agreed upon payable quarterly in arrears. The interest margins for borrowings and letters of credit issued under the revolving credit facility are subject to adjustment based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. The margin we pay on the revolving credit facility is reduced by 25 basis points following each fiscal quarter for which the consolidated leverage ratio is less than 4.0 beginning in March 2005. Since our consolidated leverage ratio was 3.52 as of March 31, 2005, and 3.42 as of June 30, 2005, the margin we pay on the revolving credit facility was reduced by 25 basis points in the second quarter of 2005 and was further reduced by 25 basis points in the third quarter of 2005. We also pay a commitment fee of 50 basis points on the unused portion of the revolving credit facility. This commitment fee was reduced by 12.5 basis points during the third quarter of 2005 to 37.5 basis points as our consolidated leverage ratio was less than 3.5.

     Senior Credit Facility -- Other Terms and Conditions. The amended and restated senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratio (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratio (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) at the end of each period indicated. The financial ratios required under the amended senior credit facility and, the actual ratios we achieved for the four quarters of 2005, are shown in the following tables:

                                                                           QUARTER ENDED
                                                     ---------------------------------------------------------
                                                      MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                        2005          2005           2005            2005
                                                     -----------   -----------   -------------   -------------
                                                     REQ.   ACT.   REQ.   ACT.   REQ.    ACT.    REQ.    ACT.
                                                     ----   ----   ----   ----   -----   -----   -----   -----
Leverage Ratio (maximum)...........................  4.75   3.52   4.75   3.42   4.50    3.39    4.50    3.31
Interest Coverage Ratio (minimum)..................  2.00   2.83   2.00   3.06   2.00    3.12    2.00    3.40
Fixed Charge Coverage Ratio (minimum)..............  1.10   1.86   1.10   2.02   1.10    2.05    1.10    2.21

                                                                         QUARTERS ENDING
                                     ---------------------------------------------------------------------------------------
                                        MARCH 31-         MARCH 31-         MARCH 31-         MARCH 31-         MARCH 31-
                                      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                          2006              2007              2008              2009              2010
                                     ---------------   ---------------   ---------------   ---------------   ---------------
                                          REQ.              REQ.              REQ.              REQ.              REQ.
                                     ---------------   ---------------   ---------------   ---------------   ---------------
Leverage Ratio (maximum)...........       4.25              3.75              3.50              3.50              3.50
Interest Coverage Ratio
  (minimum)........................       2.10              2.20              2.35              2.50              2.75
Fixed Charge Coverage Ratio
  (minimum)........................       1.15              1.25              1.35              1.50              1.75

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

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends (limited to no more than $15 million per year); (vii) mergers and consolidations; and (viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of December 31, 2005, we were in compliance with all the financial covenants (as indicated above) and operational restrictions of the facility.

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

     Our senior secured and subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a proforma basis, to be greater than 2.25 and 2.00, respectively. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our and our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of December 31, 2005, we were in compliance with the covenants and restrictions of these indentures.

     Accounts Receivable Securitization. In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable on a nonrecourse basis in North America and Europe. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under this program. We sold accounts receivable under this program of $80 million and $68 million at December 31, 2005 and 2004, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2006, this program was renewed for 364 days to January 29, 2007 at a facility size of $100 million. We also sell some receivables in our European operations to regional banks in Europe. At December 31, 2005, we sold $49 million of accounts receivable in Europe down from $56 million at December 31, 2004. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements may increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

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

     Contractual Obligations

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of December 31, 2005, are shown in the following table:

                                                                      PAYMENTS DUE IN:
                                                     --------------------------------------------------
                                                                                        BEYOND
                                                     2006   2007   2008   2009   2010    2010    TOTAL
                                                     ----   ----   ----   ----   ----   ------   ------
                                                                   (MILLIONS)
Obligations:
Revolver borrowings................................  $ --   $ --   $ --   $ --   $ --   $   --   $   --
Senior long-term debt..............................    --     --     --     --    356       --      356
Long-term notes....................................    --      1      2     --     --      471      474
Capital leases.....................................     3      3      2      2      3       --       13
Subordinated long-term debt........................    --     --     --     --     --      500      500
Other subsidiary debt..............................     1     --     --     --     --        2        3
Short-term debt....................................    18     --     --     --     --       --       18
                                                     ----   ----   ----   ----   ----   ------   ------
  Debt and capital lease obligations...............    22      4      4      2    359      973    1,364
Operating leases...................................    14     12      8      6      4        4       48
Interest payments..................................   125    125    125    125    123      291      914
Capital commitments................................    46     --     --     --     --       --       46
                                                     ----   ----   ----   ----   ----   ------   ------
Total Payments.....................................  $207   $141   $137   $133   $486   $1,268   $2,372
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

     Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate interest debt, we have made assumptions in calculating the amount of the future interest payments. Interest on our senior secured notes and senior subordinated notes is calculated using the fixed rates of 10 1/4 percent and 8 5/8 percent, respectively. Interest on our variable rate debt is calculated as 225 basis points plus LIBOR of 4.39 percent which was the rate at December 31, 2005. We have assumed that LIBOR will remain unchanged for the outlying years. See

"-- Capitalization." In addition we have included the impact of our interest rate swaps entered into in April 2004. See "Interest Rate Risk" below.

     We have also included an estimate of expenditures required after December 31, 2005 to complete the facilities and projects authorized at December 31, 2005, in which we have made substantial commitments in connections with facilities.

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

     We have not included material cash requirements for taxes as we are a taxpayer in certain foreign jurisdictions but not in domestic locations. Additionally, it is difficult to estimate taxes to be paid as changes in where we generate income can have a significant impact on future tax payments. We have also not included cash requirements for funding pension and postretirement benefit costs. Based upon current estimates we believe we will be required to make contributions of approximately $46 million to those plans in 2006. Pension and postretirement contributions beyond 2006 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2006. In addition, we have not included cash requirements for environmental remediation. Based upon current estimates we believe we will be required to spend approximately $8 million over the next 20 to 30 years. However, due to possible modifications in remediation processes and other factors, it is difficult to determine the actual timing of the payments. See
"-- Environmental and Other Matters".

     We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $1 million at both December 31, 2005 and 2004, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

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

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, and cash management requirements for some of our subsidiaries totaling $15 million. We have also issued $20 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

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

     Cash Flows

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2005    2004
                                                              -----   -----
                                                               (MILLIONS)
Cash provided (used) by:
  Operating activities......................................  $ 134   $ 213
  Investing activities......................................   (167)   (129)
  Financing activities......................................    (36)    (12)

     Operating Activities

     For the year ended December 31, 2005, cash flow provided from operating activities was $134 million as compared to $213 million in the prior year. For 2005 cash used for working capital was $80 million compared to a cash flow provided of $45 million for 2004. Higher revenues and the discontinuation of the advance payment programs with three major OE customers in North America were the primary reasons for higher year over year receivables balances that resulted in cash outflow of $94 million, a $90 million increase from last year. Inventory reductions provided cash of $7 million compared to a use of cash of $22 million in the prior year. Accounts payable provided cash of $1 million versus last years cash inflow of $53 million. Cash interest payments of $126 million in 2005 were significantly lower than prior year payments of $185 million as a result of refinancing transactions in 2004. This was partially offset by higher cash tax payments of $23 million in 2005 compared to $18 million in 2004. Other operating activity was a use of $24 million in cash for 2005, compared to a cash inflow of $34 million in the prior year. This change was primarily related to an increase in pension contributions during 2005.

     We had arrangements with three major OE customers in North America under which, in exchange for a discount, payments for product sales are made earlier than otherwise required under existing payment terms. These arrangements reduced accounts receivable by $88 million as of December 31, 2004. All three of these programs were discontinued during 2005. To mitigate the impact on our liquidity from the termination of these programs, in 2005 we supplemented our existing senior credit facility by increasing from $220 million to $300 million the amount of lenders' commitments under the revolving credit facility portion of the senior credit facility. As part of this agreement, we reduced from $180 million to $155 million the amount of lenders' commitments under the tranche B-1 letter of credit/revolving loan facility portion of the senior credit facility. In October 2005, we further supplemented the senior credit facility by increasing from $300 million to $350 million the amount of commitments we may seek. We have not yet sought any such additional commitments. We were not required to reduce the commitments under the tranche B-1 letter of credit /revolving loan facility in connection with the October 2005 amendment.

     One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. The reported sales of these financial instruments were no longer included in the account receivables sold beginning in the fourth quarter of 2004. Any of these financial instruments which were not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that were collected before their maturity date totaled $34 million at December 31, 2005, compared with $44 million at December 31, 2004.

     In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $8 million at December 31, 2005 and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $9 million at December 31, and were classified as other current assets. One of our Chinese subsidiaries is required to maintain a cash balance at a financial institution issuing the financial instruments which are used to satisfy vendor payments. The balance totaled $3 million at December 31, 2005 and was classified as cash and cash equivalents.

     Investing Activities

     Cash used for investing activities was $38 million higher in 2005 compared to the same period a year ago. In 2005 we used $11 million in cash to acquire the exhaust operations of Gabilan Manufacturing and $3 million to acquire the remaining minority interest in India's Hydraulics joint venture operations, partially offset by net proceeds from the sale of assets of $4 million. In 2004 we received $15 million in cash from the sale of assets, primarily driven by the sale of our Birmingham, U.K. facility. Expenditures for plant, property and equipment were $144 in 2005 versus $130 million in 2004. The increase of $14 million in expenditures for plant, property and equipment was primarily due to the timing of future OE customer platform launches. Expenditures for software-related intangible assets were $14 million in 2005 compared to $13 million in 2004.

     Financing Activities

     Cash flow from financing activities was a $36 million outflow in 2005 compared to an outflow of $12 million in the same period of 2004. The primary reason for the change is attributable to $45 million in cash used to reduce our long-term debt during 2005.

OUTLOOK

     North American OE light vehicle production levels for 2005 were 15.8 million units, even with 2004. Current estimates for 2006 are that North American OE light vehicle production levels will remain flat with 2005. However, we remain cautious about the outlook for North American production rates due to volatile oil prices and the overall financial condition of original equipment manufacturers, especially Ford and General Motors who have announced job cuts, plant closings, and other restructuring activities. We are also uncertain about the willingness of the original equipment manufacturers to continue to support consumer vehicle sales through incentives. We believe that new product launches, our position on top-selling platforms, increasing market positions with Toyota, Honda and Nissan, and a strong new product and technology pipeline will help us to offset pressures from North American production rates. European light vehicle production volumes were 20.4 million units during 2005 and 2004. Expectations for 2006 indicate production increases slightly to 20.6 million units. We saw a strong increase in heavy-duty truck production rates during 2005. Production rates for 2006 are expected to remain at the same levels as 2005, primarily due to the pull forward of production to avoid the introduction of stricter emission regulations in 2007. In the global aftermarket, issues that have impacted revenues in the past will likely continue to be a challenge in 2006. Heightened competition in the European aftermarket and longer product replacement cycles are expected to continue their impact on volumes. We saw signs of sales stabilization in the North America aftermarket exhaust business unit during 2005, and we are cautiously optimistic that these conditions will continue in 2006. We also plan to continue our efforts to increase new and existing sales in the North American aftermarket ride control business unit. In addition, we are pursuing other aftermarket opportunities with the introduction of filters in Europe and brakes in both Europe and North America.

     Tenneco estimates that its global original equipment revenues will be approximately $3.5 billion in 2006 and $4.5 billion in 2007. Adjusted for lower margin substrate sales, the company's global original equipment revenues are estimated to be approximately $2.7 billion in 2006 and $3.1 billion in 2007. These revenue estimates are based on original equipment manufacturers' programs that have been formally awarded to the company; programs where the company is highly confident that it will be awarded business based on informal customer indications consistent with past practices, Tenneco's status as supplier for the existing program and its relationship with the customer; and the actual original equipment revenues achieved by the company for each of the last several years compared to the amount of those revenues that the company estimated it would generate at the beginning of each year. Our revenue estimate is subject to increase or decrease due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by our customers. We do not intend, however, to update the amounts shown above due to these changes. In addition, our revenue estimate is based on our anticipated pricing for each applicable program over its life. However, we are under continuing pricing pressures from our OE customers. We do not intend to update the amounts shown above for any price changes. Finally, for our foreign operations, our revenue estimate assumes a fixed foreign currency value. This value is used to translate foreign business to the US dollar. Currency in our foreign operations is subject to fluctuation based on the economic conditions in each of our foreign operations. We do not intend to update the amounts shown above due to these fluctuations. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" and Item 1A, "Risk Factors."

     Raw material prices, and in particular steel prices, continue to be a concern with continued pressure on prices expected into the foreseeable future. We worked hard in 2005 and continue to work hard to address this issue by evaluating alternative materials and processes, reviewing material substitution opportunities, increasing component and assembly outsourcing to low cost countries and aggressively pursuing recovery of higher costs from our customers. In addition to these actions, we continue to pursue productivity initiatives and review opportunities to reduce costs through Six Sigma, Lean manufacturing and restructuring activities. We will continue to focus on controlling costs and leveraging global supply chain spending.

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

     As of December 31, 2005, we are designated as a potentially responsible party in one Superfund site. We have estimated our share of the remediation costs for this site to be close to zero. In addition to the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $8 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     From time to time we are subject to product warranty claims whereby we are required to bear costs of repair or replacement of certain of our products. Warranty claims may range from individual customer claims to full recalls of all products in the field. We believe that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates requiring adjustments to the reserve. The reserve is included in short-term on the balance sheet. See Note 12 to our consolidated financial statements included under Item 8 for information regarding our warranty reserves.

     We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Chinese joint ventures is currently under investigation by local customs officials related to whether the joint venture applied the proper tariff code to certain of its imports. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to eight percent of the employee's salary. We recorded expense for these matching contributions of approximately $7 million, $7 million and $6 million for the years ended December 31, 2005, December 31, 2004 and 2003, respectively. All contributions vest immediately.

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

     In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The following table summarizes by major currency the notional amounts, weighted average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of December 31, 2005. All contracts in the following table mature in 2006.

                                                                      DECEMBER 31, 2005
                                                 -----------------------------------------------------------
                                                   NOTIONAL AMOUNT     WEIGHTED AVERAGE     FAIR VALUE IN
                                                 IN FOREIGN CURRENCY   SETTLEMENT RATES      U.S. DOLLARS
                                                 -------------------   ----------------   ------------------
                                                             (MILLIONS EXCEPT SETTLEMENT RATES)
Australian dollars................  --Purchase             27                .732               $  20
                                    --Sell                (34)               .732                 (25)
British pounds....................  --Purchase            211               1.720                 364
                                    --Sell               (185)              1.720                (318)
Canadian dollars..................  --Purchase             54                .861                  46
                                    --Sell                (38)               .862                 (32)
Czech Republic koruna.............  --Purchase           1611                .041                  66
                                    --Sell              (1684)               .041                 (69)
Danish kroner.....................  --Purchase            523                .159                  83
                                    --Sell               (414)               .159                 (66)
European euro.....................  --Purchase             53               1.188                  63
                                    --Sell                 (1)              1.193                  (1)
Polish zloty......................  --Purchase             22                .308                   7
                                    --Sell                (53)               .308                 (16)
Swedish krona.....................  --Purchase            477                .126                  60
                                    --Sell               (255)               .126                 (32)
U.S. dollars......................  --Purchase             30               1.000                  30
                                    --Sell               (184)              1.000                (184)
Other.............................  --Purchase            329                .018                   6
                                    --Sell                 (6)               .586                  (3)
                                                                                                -----
                                                                                                $  (1)
                                                                                                =====

  Interest Rate Risk

     Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We primarily use our revolving credit facilities to finance our short-term capital requirements. We pay a current market rate of interest on these borrowings. We have financed our long-term capital requirements with long-term debt with original maturity dates ranging from five to ten years.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2005 resulted in lower interest expense of approximately $2 million for the year. The LIBOR rate as of December 31, 2005 as determined under these agreements was 3.82 percent. This rate remained in effect until January 15, 2006 when it increased to approximately 4.73 percent. Based on the rate in effect through January 15, 2006 and using the current LIBOR as determined under these agreements of approximately 4.73 percent (which remains in effect until July 15, 2006), these swaps are not expected to materially impact our 2006 annual interest expense. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. As of December 31, 2005, the fair value of the interest rate swaps was a liability of approximately $5 million. On December 31, 2005, we had $1 billion in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2007 through 2025. Included in the $475 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. We also have $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     We estimate that the fair value of our long-term debt at December 31, 2005 was about 101 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $2 million after tax, excluding the effect of the interest rate swaps we completed in April 2004. A one percentage point increase or decrease in interest rates on the swaps we completed in April 2004 would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by approximately $1 million after tax.

YEARS 2004 AND 2003

  NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the years of 2004 and 2003. See "-- Years 2005 and 2004 -- Net Sales and Operating Revenues" for a description of why we present these reconciliations of revenues.

                                                           YEAR ENDED DECEMBER 31, 2004
                                            ----------------------------------------------------------
                                                                              SUBSTRATE     REVENUES
                                                                                SALES      EXCLUDING
                                                                  REVENUES    EXCLUDING   CURRENCY AND
                                                       CURRENCY   EXCLUDING   CURRENCY     SUBSTRATE
                                            REVENUES    IMPACT    CURRENCY     IMPACT        SALES
                                            --------   --------   ---------   ---------   ------------
                                                                    (MILLIONS)
North America Original Equipment
  Ride Control............................   $  455      $ --      $  455       $ --         $  455
  Emission Control........................    1,001         9         992        320            672
                                             ------      ----      ------       ----         ------
     Total North Original Equipment.......    1,456         9       1,447        320          1,127
North America Aftermarket
  Ride Control............................      342        --         342         --            342
  Emission Control........................      161        --         161         --            161
                                             ------      ----      ------       ----         ------
     Total North America Aftermarket......      503        --         503         --            503
       Total North America................    1,959         9       1,950        320          1,630
Europe Original Equipment
  Ride Control............................      356        33         323         --            323
  Emission Control........................    1,005        76         929        321            608
                                             ------      ----      ------       ----         ------
     Total Europe Original Equipment......    1,361       109       1,252        321            931
Europe Aftermarket
  Ride Control............................      169        12         157         --            157
  Emission Control........................      190        16         174         --            174
                                             ------      ----      ------       ----         ------
     Total Europe Aftermarket.............      359        28         331         --            331
South America & India.....................      171         4         167         15            152
       Total Europe, South America &
          India...........................    1,891       141       1,750        336          1,414
Asia......................................      158         1         157         54            103
Australia.................................      205        23         182         16            166
                                             ------      ----      ------       ----         ------
       Total Asia Pacific.................      363        24         339         70            269
                                             ------      ----      ------       ----         ------
Total Tenneco.............................   $4,213      $174      $4,039       $726         $3,313
                                             ======      ====      ======       ====         ======

                                                           YEAR ENDED DECEMBER 31, 2003
                                            ----------------------------------------------------------
                                                                              SUBSTRATE     REVENUES
                                                                                SALES      EXCLUDING
                                                                  REVENUES    EXCLUDING   CURRENCY AND
                                                       CURRENCY   EXCLUDING   CURRENCY     SUBSTRATE
                                            REVENUES    IMPACT    CURRENCY     IMPACT        SALES
                                            --------   --------   ---------   ---------   ------------
                                                                    (MILLIONS)
North America Original Equipment
  Ride Control............................   $  442     $  --      $  442       $ --         $  442
  Emission Control........................      972        --         972        306            666
                                             ------     -----      ------       ----         ------
     Total North Original Equipment.......    1,414        --       1,414        306          1,108
North America Aftermarket
  Ride Control............................      303        --         303         --            303
  Emission Control........................      163        --         163         --            163
                                             ------     -----      ------       ----         ------
     Total North America Aftermarket......      466        --         466         --            466
       Total North America................    1,880        --       1,880        306          1,574
Europe Original Equipment
  Ride Control............................      265        --         265         --            265
  Emission Control........................      832        --         832        263            569
                                             ------     -----      ------       ----         ------
     Total Europe Original Equipment......    1,097        --       1,097        263            834
Europe Aftermarket
  Ride Control............................      170        --         170         --            170
  Emission Control........................      176        --         176         --            176
                                             ------     -----      ------       ----         ------
     Total Europe Aftermarket.............      346        --         346         --            346
South America & India.....................      135        --         135         12            123
       Total Europe, South America &
          India...........................    1,578        --       1,578        275          1,303
Asia......................................      145        --         145         57             88
Australia.................................      163        --         163         15            148
                                             ------     -----      ------       ----         ------
       Total Asia Pacific.................      308        --         308         72            236
                                             ------     -----      ------       ----         ------
Total Tenneco.............................   $3,766     $  --      $3,766       $653         $3,113
                                             ======     =====      ======       ====         ======

     Revenues from our North American operations increased $79 million in 2004 compared to the same period in 2003 reflecting higher sales from both OE and aftermarket businesses. Total North American OE revenues increased three percent to $1,456 million in 2004. OE emission control revenues were up three percent to $1,001 million from $972 million in 2003. Substrate sales increased five percent to $320 million in 2004. Adjusted for substrate sales and currency, OE emission control sales were up one percent from the prior year. OE ride control revenues for 2004 increased three percent from 2003 driven primarily by higher sales to heavy-duty vehicle manufacturers. Total OE revenues, excluding substrate sales and currency, increased two percent in 2004, while North American light vehicle production decreased approximately one percent from 2003. We experienced this improvement despite the build rate decline primarily due to new product launches and our strong position on top-selling platforms with General Motors, Ford, DaimlerChrysler, Toyota, Honda and Nissan, as well as the higher heavy-duty volumes. Aftermarket revenues for North America were $503 million in 2004, representing an increase of eight percent compared to the same period in 2003. Aftermarket ride control revenues increased $39 million or 13 percent in 2004, primarily due to orders from new customers, higher sales of premium priced products and, to a lesser degree, sales of our DuPont(TM)-branded car care appearance products launched earlier in 2004. For the last several years, revenues in the aftermarket emission control business have been declining due to the OE's use of stainless steel, which reduces aftermarket replacement rates.

Aftermarket emission control revenues declined one percent from 2003 to 2004 compared to a nine percent decline from 2002 to 2003, reflecting sales stabilization in this business.

     Our European, South American and Indian segment's revenues increased $311 million or 20 percent in 2004 compared to 2003. Total Europe OE revenues were $1,361 million, up 24 percent from 2003. OE emission control revenues increased 21 percent to $1,005 million from $832 million in the prior year. Excluding a $58 million increase in substrate sales and a $76 million increase due to strengthening currency, OE emission control revenues increased seven percent over 2003. This increase was greater than the change in European light vehicle production, estimated to have increased about one percent from prior year levels. Our increase was greater than the market as a result of strong volumes on existing platforms as well as the ramp up of new product launches from BMW, PSA, Porsche and General Motors. OE ride control revenues increased by $91 million in 2004, up 34 percent from $265 million the prior year. Excluding a $33 million benefit from currency appreciation, OE ride control revenues increased 22 percent. We experienced this revenue increase despite the relatively flat European light vehicle build rate due to stronger sales on new and existing platforms with Volkswagen, Ford and Renault. European aftermarket sales were $359 million in 2004 compared to $346 million the prior year. Excluding $28 million attributable to currency appreciation, European aftermarket revenues declined four percent in 2004 compared to the prior year. Ride control aftermarket revenues, excluding the impact of currency, were down eight percent compared to the prior year, reflecting heightened competition, a softer market environment in Spain, and weaker exports worldwide due to the strengthening of the euro. Aftermarket emission control revenues were down one percent from prior year excluding the benefits of currency. New customers and market share gains helped to partially offset significant market declines relating to now standard use of longer lasting stainless steel by OE manufacturers. South American and Indian revenues, excluding the benefits of currency appreciation, were up 24 percent to $167 million compared to 2003. Higher OE volumes and substrate sales as well as improved product mix and pricing drove this increase.

     Revenues from our Asia Pacific segment, which includes Australia and Asia, increased $55 million to $363 million in 2004, as compared to $308 million in 2003. Excluding $1 million from currency appreciation, higher OE volumes drove increased revenues of $12 million at our Asian operations in 2004 compared to the prior year. In Australia, strong OE volumes and strengthening currency increased revenues in 2004 by 26 percent. Excluding the impact of currency and substrate sales, Australian revenues increased 12 percent.

  EBIT

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2004    2003    CHANGE
                                                              -----   -----   ------
                                                                    (MILLIONS)
North America...............................................  $133    $129     $ 4
Europe, South America and India.............................    21      22      (1)
Asia Pacific................................................    20      23      (3)
                                                              ----    ----     ---
                                                              $174    $174     $--
                                                              ====    ====     ===

     The EBIT results shown in the preceding table include the following items, discussed below under "Restructuring and Other Charges" and "Liquidity and Capital Resources -- Capitalization", which have an effect on the comparability of EBIT results between periods:

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              2004   2003
                                                              ----   -----
                                                               (MILLIONS)
North America
  Restructuring and restructuring-related expenses..........  $11    $   4
  Changeover costs for a major new aftermarket
     customer(1)............................................    8       --
  Consulting fees indexed to stock price....................    2       --
Europe, South America and India
  Restructuring and restructuring-related expenses..........   26        4
  Consulting fees indexed to stock price....................    1       --
Asia Pacific................................................            --
  Restructuring and restructuring-related expenses..........    3       --
  Consulting fees indexed to stock price....................    1       --

---------------

(1) Represents costs associated with changing new aftermarket customers from their prior suppliers to an inventory of our products. Although our aftermarket business regularly incurs changeover costs, we specifically identify in the table above those changeover costs that, based on the size or number of customers involved, we believe are of an unusual nature for the quarter in which they were incurred.

     EBIT for North American operations increased to $133 million in 2004 from $129 million the prior year. Higher OE ride and emission control volumes increased EBIT by $11 million and $8 million respectively. These increases were offset by higher material costs of $16 million, price concessions and higher manufacturing and selling, general and administrative costs. Higher North American aftermarket ride control volumes increased EBIT by $23 million with price and mix improvements adding another $4 million to EBIT. These increases were partially offset by higher material costs of $4 million and higher selling, general and administrative costs including changeover, promotion and advertising expenses. Included in North America's 2004 EBIT were $11 million in restructuring and restructuring-related expenses, $8 million in changeover costs and $2 million in consulting fees indexed to the stock price. Included in 2003's EBIT were $4 million in restructuring and restructuring-related expenses.

     Our European, South American and Indian segment's EBIT was $21 million for 2004, down $1 million from $22 million in 2003. Higher European OE volumes from both product lines contributed $18 million to EBIT during 2004. Increased manufacturing efficiencies and currency appreciation added $7 million and $5 million, respectively to EBIT. These increases were offset by material cost increases of $3 million, price concessions, and higher selling, general and administrative costs. Lower Europe aftermarket volumes reduced EBIT by $9 million, but were partially offset by customer pricing actions. In South America favorable volume and pricing actions added $8 million to EBIT. These increases in EBIT were partially offset by higher material costs of $2 million and higher selling, general and administrative costs. Included in 2004's EBIT were $26 million in restructuring and restructuring-related expenses and $1 million in consulting fees indexed to the stock price. For the same period last year, EBIT included $4 million in restructuring-related expenses.

     EBIT for our Asia Pacific segment, which includes Asia and Australia, decreased $3 million to $20 million in 2004 compared to $23 million one year ago. Higher OE volumes provided $5 million of additional EBIT in 2004 compared to prior year. Additionally, favorable currency exchange rates in Australia increased EBIT by $3 million. These increases were more than offset by price concessions, restructuring and higher selling, general and administrative costs. Included in Asia Pacific's 2004 EBIT were $3 million in restructuring and restructuring-related expenses and $1 million in consulting fees indexed to the stock price.

     You should also read Note 4 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

  EBIT AS A PERCENTAGE OF REVENUE

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
North America...............................................   7%      7%
Europe, South America and India.............................   1%      1%
Asia Pacific................................................   6%      7%
  Total Tenneco.............................................   4%      5%

     In North America, EBIT as a percentage of revenue for 2004 remained at prior year levels. Higher OE and aftermarket volumes were offset by higher material, restructuring and selling, general and administrative costs. In Europe, South America and India EBIT margins for 2004 were also unchanged from the same period last year. OE volume increases and manufacturing efficiencies were offset by higher material, restructuring and selling, general and administrative costs. EBIT as a percentage of revenue for our Asia Pacific operations decreased one percentage point from the prior year. Higher OE volumes and currency appreciation were more than offset by higher price concessions, restructuring and selling, general and administrative costs.

  INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $179 million in 2004 compared to $149 million in 2003. Interest expense for 2004 includes $42 million related to the refinancing of our $500 million 11 5/8 percent senior subordinated notes due 2009. We accomplished this refinancing by issuing new 8 5/8 percent senior subordinated notes due 2014 in November 2004 and using the net proceeds of that issuance, together with cash on hand, to redeem our 11 5/8 percent notes. The
11 5/8 percent notes were called for redemption in November and the redemption was completed in December 2004. Included in the total is a write-off of $8 million in debt issuance costs; a premium of $29 million for redeeming the bonds prior to their maturity date, and $5 million in overlapping interest expenses during the time between the issuance of the 8 5/8 percent notes and the final redemption of the 11 5/8 percent notes. Interest expense for 2003 includes $12 million for the write-off of senior debt issuance costs that were deferred on the senior debt that we partially paid with the proceeds of our $350 million bond offering in June of 2003 and fully refinanced in December of 2003. See more detailed explanations on our debt structure, including our issuance of $500 million of 8 5/8 percent senior subordinated notes due 2014 in November 2004, our issuance of $350 million of 10 1/4 percent senior secured notes due 2013 in June 2003, our issuance of $125 million of 10 1/4 percent senior secured notes due 2013 in December 2003 and our refinancing of our senior credit facility in December 2003 and their impact on our interest expense, in "Liquidity and Capital Resources -- Capitalization" earlier in this Management's Discussion and Analysis.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at a per annum rate of 10 1/4 percent to floating interest rate debt at a per annum rate of LIBOR plus a spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2004 resulted in lower interest expense of approximately $3 million for the year. The LIBOR rate as of December 31, 2004 as determined under these agreements is 1.86 percent. This rate remained in effect until January 15, 2005 when it increased to 2.89 percent. These swaps reduced our 2005 annual interest expense by approximately $2 million. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long term debt. As of December 31, 2004, the fair value of the interest rate swaps was a liability of approximately $1 million, which has been recorded as a decrease to long term debt and an increase to other long term liabilities.

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

     CASH FLOWS

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
                                                               (MILLIONS)
Cash provided (used) by:
  Operating activities......................................  $ 213   $ 289
  Investing activities......................................   (129)   (135)
  Financing activities......................................    (12)    (49)

  Operating Activities

     For the year ended December 31, 2004, cash flow provided from operating activities was $213 million as compared to $289 million in the prior year. For 2004 cash flow provided from working capital was $45 million as compared to $80 million for 2003. Higher sales levels in 2004 are the primary driver for higher year over year receivables balances. In addition, 2003 benefited from actions to rationalize our aftermarket product offering, which generated $57 million in cash flow from reduced inventory levels. Cash interest payments in 2004 were also significantly higher as a result of the refinancing transactions. This was partially offset by lower cash tax payments.

     In June 2001, we entered into arrangements with two major OE customers in North America under which, in exchange for a discount, payments for product sales are made earlier than otherwise required under existing payment terms. These arrangements reduced accounts receivable by $80 million and

$83 million as of December 31, 2004 and 2003, respectively. These arrangements were discontinued in 2005.

     In June 2003, we entered into a similar arrangement with a third major OE customer in North America. This arrangement reduced accounts receivable by $8 million as of December 31, 2004. These arrangements were discontinued in 2005.

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

  INVESTING ACTIVITIES

     Cash used for investing activities was $6 million lower in 2004 compared to 2003. In 2004 we received $11 million in cash from the sale of a portion of our Birmingham, U.K. facility. Expenditures for plant, property and equipment were $130 million in both 2004 and 2003. Expenditures for software related intangible assets were $13 million in 2005 and $8 million in 2004.

  FINANCING ACTIVITIES

     Cash flow from financing activities was a $12 million outflow in 2004 compared to an outflow of $49 million in 2003. The primary reason for the change is attributable to the $350 million bond offering in June 2003, the $125 million bond offering in December 2003, the senior debt refinancing in December of 2003 and the subordinated debt refinancing in November of 2004.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 INDEX TO FINANCIAL STATEMENTS OF TENNECO INC.
                         AND CONSOLIDATED SUBSIDIARIES

                                                              PAGE
                                                              ----
Management's Report on Internal Control Over Financial
  Reporting.................................................   71
Reports of Independent Registered Public Accounting Firm....   72
Statements of income for each of the three years in the
  period ended December 31, 2005............................   75
Balance sheets -- December 31, 2005 and 2004................   76
Statements of cash flows for each of the three years in the
  period ended December 31, 2005............................   77
Statements of changes in shareholders' equity for each of
  the three years in the period ended December 31, 2005.....   78
Statements of comprehensive income (loss) for each of the
  three years in the period ended December 31, 2005.........   79
Notes to financial statements...............................   80
Schedule II -- Valuation and Qualifying Accounts............  126

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of Tenneco Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Management's internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements in financial reporting. Further, due to changing conditions and adherence to established policies and controls, internal control effectiveness may vary over time.

     Management assessed the company's effectiveness of internal controls over financial reporting. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

     Based on our assessment we believe that the company's internal control over financial reporting is effective as of December 31, 2005.

     Deloitte & Touche LLP, Tenneco Inc.'s independent registered public accounting firm, has issued an audit report on our assessment of the company's internal control over financial reporting.

March 14, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tenneco Inc.

     We have audited management's assessment, included in the accompanying Management Report on Internal Controls Over Financial Reporting, that Tenneco Inc. and consolidated subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in COSO.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005 and the related consolidated statements of income, cash flows, changes in shareholders' equity and comprehensive income (loss) for the year ended December 31, 2005. Our audit also included the financial statement schedule listed in the index at Item 8. Our report dated March 14, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Chicago, Illinois
March 14, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tenneco Inc.

     We have audited the accompanying consolidated balance sheets of Tenneco Inc. and consolidated subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows, changes in shareholders' equity, and comprehensive income (loss) for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Chicago, Illinois
March 14, 2006

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                            2005            2004            2003
                                                        -------------   -------------   -------------
                                                        (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues....................   $     4,441     $     4,213     $     3,766
                                                         -----------     -----------     -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation and
     amortization shown below)........................         3,583           3,368           2,996
  Engineering, research, and development..............            83              76              67
  Selling, general, and administrative................           385             417             364
  Depreciation and amortization of other
     intangibles......................................           177             177             163
                                                         -----------     -----------     -----------
                                                               4,228           4,038           3,590
                                                         -----------     -----------     -----------
OTHER INCOME (EXPENSE)
  Gain on sale of assets..............................            --               1              --
  Loss on sale of receivables.........................            (3)             (1)             (2)
  Other income (expense)..............................             5              (1)             --
                                                         -----------     -----------     -----------
                                                                   2              (1)             (2)
                                                         -----------     -----------     -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND
  MINORITY INTEREST...................................           215             174             174
  Interest expense (net of interest capitalized)......           130             179             149
  Income tax expense (benefit)........................            25             (24)             (7)
  Minority interest...................................             2               4               6
                                                         -----------     -----------     -----------
NET INCOME............................................   $        58     $        15     $        26
                                                         ===========     ===========     ===========
EARNINGS PER SHARE
Average shares of common stock outstanding --
     Basic............................................    43,088,558      41,534,810      40,426,136
     Diluted..........................................    45,321,225      44,180,460      41,767,959
Basic earnings per share of common stock  --..........   $      1.35     $      0.37     $      0.64
Diluted earnings per share of common stock  --........   $      1.29     $      0.35     $      0.62

  The accompanying notes to financial statements are an integral part of these statements of income.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                                                DECEMBER 31,
                                                              -----------------
                                                               2005      2004
                                                              -------   -------
                                                                 (MILLIONS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $   141   $   214
  Receivables --
     Customer notes and accounts, net.......................      515       458
     Other..................................................       28        30
  Inventories...............................................      360       396
  Deferred income taxes.....................................       43        70
  Prepayments and other.....................................      110       124
                                                              -------   -------
                                                                1,197     1,292
                                                              -------   -------
Other assets:
  Long-term notes receivable, net...........................       23        24
  Goodwill..................................................      200       196
  Intangibles, net..........................................       30        24
  Deferred income taxes.....................................      307       304
  Other.....................................................      140       145
                                                              -------   -------
                                                                  700       693
                                                              -------   -------
Plant, property, and equipment, at cost.....................    2,428     2,451
  Less -- Reserves for depreciation and amortization........   (1,385)    1,317
                                                              -------   -------
                                                                1,043     1,134
                                                              -------   -------
                                                              $ 2,940   $ 3,119
                                                              =======   =======

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
     debt)..................................................  $    22   $    19
  Trade payables............................................      651       696
  Accrued taxes.............................................       31        24
  Accrued interest..........................................       38        35
  Accrued liabilities.......................................      208       226
  Other.....................................................       29        47
                                                              -------   -------
                                                                  979     1,047
                                                              -------   -------
Long-term debt..............................................    1,356     1,401
                                                              -------   -------
Deferred income taxes.......................................       86       126
                                                              -------   -------
Postretirement benefits.....................................      285       276
                                                              -------   -------
Deferred credits and other liabilities......................       81        86
                                                              -------   -------
Commitments and contingencies
Minority interest...........................................       24        24
                                                              -------   -------
Shareholders' equity:
  Common stock..............................................       --        --
  Premium on common stock and other capital surplus.........    2,776     2,764
  Accumulated other comprehensive loss......................     (282)     (185)
  Retained earnings (accumulated deficit)...................   (2,125)   (2,180)
                                                              -------   -------
                                                                  369       399
  Less -- Shares held as treasury stock, at cost............      240       240
                                                              -------   -------
                                                                  129       159
                                                              -------   -------
                                                              $ 2,940   $ 3,119
                                                              =======   =======

  The accompanying notes to financial statements are an integral part of these balance sheets.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2005     2004     2003
                                                              ------   ------   ------
                                                                     (MILLIONS)
OPERATING ACTIVITIES
Net income..................................................  $  58    $  15    $  26
Adjustments to reconcile net income to cash provided by
  operating activities --
  Depreciation and amortization of other intangibles........    177      177      163
  Deferred income taxes.....................................     --      (58)     (30)
  (Gain) loss on sale of assets, net........................      3       --        2
  Changes in components of working capital (net of
     acquisition)--
     (Increase) decrease in receivables.....................    (94)      (4)      13
     (Increase) decrease in inventories.....................      7      (22)      57
     (Increase) decrease in prepayments and other current
      assets................................................      5       (4)      (1)
     Increase (decrease) in payables........................      1       53       52
     Increase (decrease) in accrued taxes...................     13        2      (30)
     Increase (decrease) in accrued interest................      4       (7)      19
     Increase (decrease) in other current liabilities.......    (16)      27      (30)
  Other.....................................................    (24)      34       48
                                                              -----    -----    -----
Net cash provided by operating activities...................    134      213      289
                                                              -----    -----    -----
INVESTING ACTIVITIES
Net proceeds from sale of assets............................      4       15        8
Expenditures for plant, property, and equipment.............   (144)    (130)    (130)
Expenditures for software related intangible assets.........    (14)     (13)      (8)
Acquisition of businesses (net of cash acquired)............    (14)      --       --
Investments and other.......................................      1       (1)      (5)
                                                              -----    -----    -----
Net cash used by investing activities.......................   (167)    (129)    (135)
                                                              -----    -----    -----
FINANCING ACTIVITIES
Issuance of common shares...................................      7       10       --
Issuance of long-term debt..................................      1      500      891
Debt issuance costs on long-term debt.......................     --      (13)     (27)
Retirement of long-term debt................................    (45)    (508)    (791)
Net increase (decrease) in short-term debt excluding current
  maturities of long-term debt..............................      1       (1)    (121)
Other.......................................................     --       --       (1)
                                                              -----    -----    -----
Net cash used by financing activities.......................    (36)     (12)     (49)
                                                              -----    -----    -----
Effect of foreign exchange rate changes on cash and cash
  equivalents...............................................     (4)      (3)     (14)
                                                              -----    -----    -----
Increase (decrease) in cash and cash equivalents............    (73)      69       91
Cash and cash equivalents, January 1........................    214      145       54
                                                              -----    -----    -----
Cash and cash equivalents, December 31 (Note)...............  $ 141    $ 214    $ 145
                                                              =====    =====    =====
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest......................  $ 126    $ 185    $ 115
Cash paid during the year for income taxes (net of
  refunds)..................................................  $  23    $  18    $  46
NON-CASH INVESTING AND FINANCING ACTIVITIES
Retirement of obligation and exchange of property...........  $  (2)   $  --    $  --

------------------

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                        YEARS ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------
                                                           2005                   2004                   2003
                                                   --------------------   --------------------   --------------------
                                                     SHARES     AMOUNT      SHARES     AMOUNT      SHARES     AMOUNT
                                                   ----------   -------   ----------   -------   ----------   -------
                                                                    (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1................................  44,275,594   $    --   42,167,296   $    --   41,347,340   $    --
  Issued pursuant to benefit plans...............     283,797        --      438,785        --      534,221        --
  Stock options exercised........................     985,277        --    1,669,513        --      285,735        --
                                                   ----------   -------   ----------   -------   ----------   -------
Balance December 31..............................  45,544,668        --   44,275,594        --   42,167,296        --
                                                   ==========   =======   ==========   =======   ==========   =======
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance January 1................................                 2,764                  2,751                  2,749
  Premium on common stock issued pursuant to
    benefit plans................................                    12                     13                      2
                                                                -------                -------                -------
Balance December 31..............................                 2,776                  2,764                  2,751
                                                                -------                -------                -------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance January 1................................                  (185)                  (241)                  (357)
  Other comprehensive income (loss)..............                   (97)                    56                    116
                                                                -------                -------                -------
Balance December 31..............................                  (282)                  (185)                  (241)
                                                                -------                -------                -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1................................                (2,180)                (2,205)                (2,238)
  Net income.....................................                    58                     15                     26
  Other..........................................                    (3)                    10                      7
                                                                -------                -------                -------
Balance December 31..............................                (2,125)                (2,180)                (2,205)
                                                                -------                -------                -------
LESS -- COMMON STOCK HELD AS TREASURY STOCK, AT
  COST
Balance January 1 and December 31................   1,294,692       240    1,294,692       240    1,294,692       240
                                                   ==========   -------   ==========   -------   ==========   -------
  Total..........................................               $   129                $   159                $    65
                                                                =======                =======                =======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                      YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                                        2005                    2004
                                    ---------------------------------------------                               2003
                                                                    -----------------------------   -----------------------------
                                     ACCUMULATED                     ACCUMULATED                     ACCUMULATED
                                        OTHER                           OTHER                           OTHER
                                    COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                       INCOME          INCOME          INCOME          INCOME          INCOME          INCOME
                                       (LOSS)          (LOSS)          (LOSS)          (LOSS)          (LOSS)          (LOSS)
                                    -------------   -------------   -------------   -------------   -------------   -------------
                                                                             (MILLIONS)
NET INCOME........................                      $ 58                             $15                            $  26
                                                        ----                             ---
ACCUMULATED OTHER COMPREHENSIVE
  LOSS CUMULATIVE TRANSLATION
  ADJUSTMENT
  Balance January 1...............      $ (63)                          $(143)                          $(273)
    Translation of foreign
      currency statements.........        (87)           (87)              80             80              130             130
                                        -----                           -----                           -----
  Balance December 31.............       (150)                            (63)                           (143)
                                        -----                           -----                           -----
  FAIR VALUE OF INTEREST RATE
    SWAPS
  Balance January 1...............         --                              --                              (4)
    Fair value adjustment.........         --             --               --             --                4               4
                                        -----                           -----                           -----
  Balance December 31.............         --                              --                              --
                                        -----                           -----                           -----
  ADDITIONAL MINIMUM PENSION
    LIABILITY ADJUSTMENT
  Balance January 1...............       (122)                            (98)                            (80)
    Additional minimum pension
      liability adjustment........        (16)           (16)             (28)           (28)             (29)            (29)
    Income tax benefit............          6              6                4              4               11              11
                                        -----                           -----                           -----
  Balance December 31.............       (132)                           (122)                            (98)
                                        -----                           -----                           -----
Balance December 31...............      $(282)                          $(185)                          $(241)
                                        =====           ----            =====                           =====
Other comprehensive income........                       (97)                             56                              116
                                                        ----                             ---                            -----
COMPREHENSIVE INCOME (LOSS).......                      $(39)                            $71                            $ 142
                                                        ====                             ===                            =====

  The accompanying notes to financial statements are an integral part of these statements of comprehensive income (loss).

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

  Consolidation and Presentation

     We recently changed our name from Tenneco Automotive Inc. back to Tenneco Inc. The name Tenneco better represents the expanding number of markets we serve through our commercial and specialty vehicle businesses. Building a stronger presence in these markets complements our core businesses of supplying ride control and emission control products and systems to automotive original equipment and aftermarket customers worldwide. Our common stock continues to trade on the New York Stock Exchange under the symbol "TEN".

     Our financial statements include all majority-owned subsidiaries. We carry investments in 20 percent to 50 percent owned companies at cost plus equity in undistributed earnings since the date of acquisition and cumulative translation adjustments. We have eliminated all significant intercompany transactions.

  Sales of Accounts Receivable

     We entered into an agreement to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party, net of a factoring discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $129 million, $124 million, and $123 million at December 31, 2005, 2004, and 2003, respectively. We recognized a loss of approximately $3 million, $1 million, and $2 million during 2005, 2004, and 2003, respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, and it averaged five percent during 2005. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

  Inventories

     At December 31, 2005 and 2004, inventory by major classification was as follows:

                                                              2005   2004
                                                              ----   ----
                                                              (MILLIONS)
Finished goods..............................................  $154   $167
Work in process.............................................    81     85
Raw materials...............................................    89    105
Materials and supplies......................................    36     39
                                                              ----   ----
                                                              $360   $396
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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Goodwill and Intangibles, net

     The changes in the carrying amount of goodwill for the twelve months ended December 31, 2005, are as follows:

                                                               EUROPE,
                                                   NORTH    SOUTH AMERICA    ASIA
                                                  AMERICA     AND INDIA     PACIFIC   TOTAL
                                                  -------   -------------   -------   -----
                                                                 (MILLIONS)
Balance at December 31, 2004....................   $138          $49          $9      $196
Acquisition of minority interest in joint
  venture.......................................     --            8          --         8
Translation adjustments.........................     --           (4)         --        (4)
                                                   ----          ---          --      ----
Balance at December 31, 2005....................   $138          $53          $9      $200
                                                   ====          ===          ==      ====

     We have capitalized certain intangible assets, primarily trademarks and patents, based on their estimated fair value at the date we acquired them. We amortize these intangible assets on a straight-line basis over periods ranging from five to 30 years. Amortization of intangibles amounted to less than $1 million in 2005, 2004, and 2003, and is included in the statements of income caption "Depreciation and amortization of other intangibles." The carrying amount and accumulated amortization are as follows:

                                          DECEMBER 31, 2005               DECEMBER 31, 2004
                                    -----------------------------   -----------------------------
                                    GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                                        VALUE        AMORTIZATION       VALUE        AMORTIZATION
                                    --------------   ------------   --------------   ------------
                                             (MILLIONS)                      (MILLIONS)
Amortized Intangible Assets
  Customer contract...............       $ 6             $--            $  --            $--
  Patents.........................         2              (2)               3             (2)
  Noncompete covenants............         2              (1)               2             (1)
  Trademarks......................         1              (1)               2             (2)
  Technology rights & capital
     subsidies....................         2              (1)               2             (1)
                                         ---             ---            -----            ---
  Total...........................       $13             $(5)           $   9            $(6)
                                         ===             ===            =====            ===

     Non-amortized intangible assets include $22 million for the company's intangible pension assets.

     Estimated amortization of intangibles assets over the next five years is expected to be less than $1 million each year.

  Plant, Property, and Equipment, at Cost

     At December 31, 2005 and 2004, plant, property, and equipment, at cost, by major category were as follows:

                                                               2005     2004
                                                              ------   ------
                                                                (MILLIONS)
Land, buildings, and improvements...........................  $  400   $  418
Machinery and equipment.....................................   1,827    1,848
Other, including construction in progress...................     201      185
                                                              ------   ------
                                                              $2,428   $2,451
                                                              ======   ======

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     We depreciate these properties on a straight-line basis over the estimated useful lives of the assets. Useful lives range from 10 to 50 years for buildings and improvements and from three to 25 years for machinery and equipment.

  Notes Receivable and Allowance for Doubtful Accounts

     Short and long-term notes receivable outstanding were $24 million and $34 million at December 31, 2005 and 2004, respectively. The allowance for doubtful accounts on short- and long-term notes receivable was zero at both December 31, 2005 and 2004, respectively.

     At December 31, 2005 and 2004, the allowance for doubtful accounts on short- and long-term accounts receivable was $19 million and $22 million, respectively.

  Pre-production Design and Development and Tooling Assets

     We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. We had long-term receivables of $17 million on the balance sheet at both December 31, 2005 and 2004, for guaranteed pre-production design and development reimbursement arrangements with our customers. In addition, plant, property and equipment includes $59 million and $57 million at December 31, 2005 and 2004, respectively, for original equipment tools and dies that we own, and prepayments and other includes $32 million and $44 million at December 31, 2005 and 2004, respectively, for in-process tools and dies that we are building for our original equipment customers.

  Internal Use Software Assets

     We capitalize certain costs related to the purchase and development of software that we use in our business operations. We amortize the costs attributable to these software systems over their estimated useful lives, ranging from three to 12 years, based on various factors such as the effects of obsolescence, technology, and other economic factors. Capitalized software development costs, net of amortization, were $81 million and $90 million at December 31, 2005 and 2004, respectively, and is recorded in other long-term assets. Amortization of software development costs was approximately $16 million for each of the years ended December 31, 2005, 2004, and 2003, respectively, and is included in the statements of income caption "Depreciation and Amortization of other intangibles." Additions to capitalized software development costs, including payroll and payroll-related costs for those employees directly associated with developing and obtaining the internal use software, are classified as investing activities in the statements of cash flows.

  Income Taxes

     We have a U.S. Federal tax net operating loss ("NOL") carryforward at December 31, 2005, of $566 million, which will expire in varying amounts from 2018 to 2025. The federal tax effect of that NOL is $198 million, and is recorded as a deferred tax asset on our balance sheet at December 31, 2005. We also have state NOL carryforwards at December 31, 2005 of $720 million, which will expire in varying amounts from 2006 to 2025. The tax effect of the state NOL, net of a valuation allowance, is $27 million and is recorded as a deferred tax asset on our balance sheet at December 31, 2005. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize these NOLs within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and the implementation of available tax planning strategies that accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

  Revenue Recognition

     We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters or components thereof ("substrates") on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and "passed through" to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $678 million, $726 million and $653 million in 2005, 2004 and 2003, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns.

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

  Engineering, Research and Development

     We expense engineering, research, and development costs as they are incurred. Engineering, research and development expenses were $83 million for 2005 and $76 million for 2004 and $67 million for 2003, net of reimbursements from our customers Of these amounts, $11 million in 2005, $12 million in 2004 and $9 million in 2003 relate to research and development, which includes the search, design, and development of a new unproven product or process. Additionally, $47 million, $35 million, and $35 million of engineering, research, and development expense for 2005, 2004, and 2003, respectively, relates to improvements and enhancements to existing products and processes. The remainder of the expenses in each year relate to engineering costs we incurred for application of existing products and processes to vehicle platforms. Further, our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering research and development expense for 2005, 2004, and 2003 has been reduced by $51 million, $46 million, and $38 million, respectively, for these reimbursements.

  Foreign Currency Translation

     We translate the financial statements of foreign subsidiaries into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for revenues and expenses in each period. We record translation adjustments for those subsidiaries whose local currency is

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES their functional currency as a component of accumulated other comprehensive loss in shareholders' equity. We recognize transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred, except for those transactions which hedge purchase commitments and for those intercompany balances which are designated as long-term investments. Net income included foreign currency transaction losses of $5 million in 2005, $2 million in 2004, and $3 million in 2003.

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

  Stock Options

     We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Our stock-based employee compensation plans are described more fully in Note 8. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," and amended by SFAS No. 148, "Accounting for Stock-based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123," we follow

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES the disclosure requirements only of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123:

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2005      2004      2003
                                                              -------   -------   -------
                                                              (MILLIONS EXCEPT PER SHARE
                                                                       AMOUNTS)
Net income..................................................   $  58     $  15     $  26
Add: Stock-based employee compensation expense included in
  net income, net of income tax.............................       6        14         4
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of
  income tax................................................      (8)      (16)       (6)
                                                               -----     -----     -----
Pro forma net income........................................   $  56     $  13     $  24
                                                               =====     =====     =====
Earnings per share:
Basic -- as reported........................................   $1.35     $0.37     $0.64
Basic -- pro forma..........................................   $1.30     $0.32     $0.60
Diluted -- as reported......................................   $1.29     $0.35     $0.62
Diluted -- pro forma........................................   $1.24     $0.30     $0.58

     The fair value of each option granted during 2005, 2004, and 2003 is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for grants in 2005, 2004, and 2003, respectively: (i) risk-free interest rates of 3.97 percent, 4.07 percent, and 4.01 percent; (ii) expected lives of 7.0, 10.0, and 10.0 years; (iii) expected volatility 42.96 percent, 43.56 percent, and 40.45 percent; and (iv) no dividend yield.

  Changes in Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs -- An Amendment of Accounting Research Bulletin No. 43, Chapter 4." This statement requires idle facility expenses, excessive spoilage, double freight and rehandling costs to be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." SFAS No. 151 was adopted January 1, 2005, and did not have a material impact on our financial position or results of operations.

     In December 2004, the FASB revised SFAS No. 123, "Share-Based Payment" which supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." This revised statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The revised SFAS No. 123 is effective for interim reporting periods on or after January 1, 2006, and will be adopted on a prospective basis. We estimate that the impact on our net income for the full year 2005 would not have exceeded approximately $2 million or $0.05 per diluted share had we adopted the revised SFAS No. 123.

     In December 2004, the FASB issued FASB Staff Position, ("FSP") No. 109-1. FSP No. 109-1 provides guidance on the application of FASB Statement No. 109, "Accounting for Income Taxes," to the provision within The American Jobs Creation Act of 2004 (the "Act") that provides a tax deduction on qualified production activities. The purpose behind this special deduction is to provide a tax incentive to companies that maintain or expand U.S. manufacturing activities. FSP No. 109-1 was effective upon issuance. The adoption of FSP 109-1 did not have any impact on our consolidated financial statements.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

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

     In March 2005, the FASB issued Interpretation No. ("FIN") 46(R), "Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003)." The statement addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or potential VIE when specific conditions exist. The guidance should be applied in the first reporting period beginning after March 3, 2005. The adoption of FSP No. FIN 46(R) did not have an impact on our consolidated financial statements.

     In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations." This interpretation clarifies that the term conditional asset retirement obligation as used in FASB No. 143, "Accounting for Assets Retirement Obligation," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on our financial position or results of operation.

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

     In June 2005, the FASB issued FSP No. 143-1, "Accounting for Electronic Equipment Waste Obligations." This statement addresses the accounting for obligations associated with Directive 2005/96/ EC on Waste Electrical and Electronic Equipment adopted by the European Union. The Directive distinguishes between "new" and "historical" waste. The guidance should be applied the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP No. 143-1 did not have a material impact on our financial position or results of operations.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Reclassifications

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Specifically, we have reclassified expenditures for software-related intangible assets in the statements of cash flows from operating activities to investing activities as we believe this presentation is preferable. We do not believe this change in presentation is material to the financial statements.

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

     In October 2004, we announced a plan to eliminate 250 salaried positions through selected layoffs and an elective early retirement program. The majority of layoffs were at middle and senior management levels. As of December 31, 2005, we have incurred $23 million in severance costs. Of this total, $7 million was recorded in cost of sales and $16 million was recorded in selling, general and administrative expense.

     Including the above costs, we incurred $12 million in restructuring and restructuring-related costs in 2005. Including the costs incurred in 2002 through 2004 of $59 million, we have incurred a total of $71 million for activities related to our restructuring initiatives.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we were allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives over the 2002 to 2006 time period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. In February of 2005, our senior credit facility was amended to exclude all remaining cash charges and expenses related to restructuring initiatives started on or before February 21, 2005. As of December 31, 2005, we have excluded $62 million in allowable charges relating to restructuring initiatives previously started.

     Under our amended facility, we are allowed to exclude up to an additional $60 million of cash charges and expenses, before taxes, related to restructuring activities initiated after February 21, 2005 from the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2005, we have excluded $9 million in allowable charges relating to restructuring initiatives against the $60 million available under the terms of the February 2005 amendment to the senior credit facility.

     In February 2006, we decided to reduce the work force at certain of our global locations as part of our ongoing effort to reduce our cost structure. The plan contemplates a reduction in force of approximately 100 employees during the first quarter of 2006. We expect to record a pre-tax charge of approximately $4 million to $5 million during the first quarter of 2006 for severance and other benefits related to these reductions in force, substantially all of which will be paid in cash. These charges are in addition to other customary quarterly restructuring charges that we may incur during the quarter.

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

3. ACQUISITIONS

     In February 2005, we acquired substantially all the exhaust assets, and assumed certain related liabilities of, Gabilan Manufacturing, Inc., a privately held company that had developed and manufactured motorcycle exhaust systems for Harley-Davidson motorcycles since 1978. The company also produced aftermarket muffler kits for Harley-Davidson. We purchased Gabilan's assets, including working capital adjustments, for $11 million in cash. Gabilan generated approximately $37 million in revenue for the eleven month period ended December 31, 2005.

     In December 2005, we completed the acquisition of the minority interest of the joint venture partner for our Indian ride control operations. We purchased the minority owned interest for approximately $5 million in cash and property.

4. CHANGE IN ACCOUNTING PRINCIPLE

  Inventory Valuation

     Prior to the first quarter of 2005, inventories in the U.S. based operations (17 percent and 19 percent of our total consolidated inventories at December 31, 2004 and 2003, respectively) were valued using the LIFO method and all other inventories were valued using the FIFO or average cost methods at the lower of cost or market value. Effective January 1, 2005, we changed our accounting method for valuing inventory for our U.S. based operations from the LIFO method to the FIFO method. As a result, all U.S. inventories are now stated at the lower of cost, determined on a FIFO basis, or market. We elected to change to the FIFO method as we believe it is preferable for the following reasons: 1) the change will

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES provide better matching of revenue and expenditures and 2) the change will achieve greater consistency in valuing our global inventory. Additionally, we initially adopted LIFO as it provided certain U.S. tax benefits which we no longer realize due to our U.S. net operating losses (when applied for tax purposes, tax laws require that LIFO be applied for GAAP as well). As a result of the change, we also expect to realize administrative efficiencies.

     In accordance with GAAP, the change in inventory accounting has been applied by restating prior year's financial statements which have been previously filed under an amended 10 K/A for the year ended December 31, 2004. The effect of the change in accounting principle on our financial position is presented below.

                                                                  AS OF
                                                              DECEMBER 31,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
                                                               (MILLIONS)
                                                                INCREASE
                                                               (DECREASE)
Inventories.................................................   $14     $11
Deferred income tax assets (noncurrent).....................   $(5)    $(4)
Shareholders' equity........................................   $ 9     $ 7

     The effect of the change in accounting principle on the results of operations is presented below.

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                               2004         2003
                                                              -------     --------
                                                              (MILLIONS EXCEPT PER
                                                                 SHARE AMOUNTS)
                                                              INCREASE (DECREASE)
Income (loss) before interest expense, income taxes and
  minority interest.........................................   $   3       $   (2)
Income tax expense (benefit)................................       1           (1)
                                                               -----       ------
Net Income (loss)...........................................   $   2       $   (1)
                                                               =====       ======
Basic earnings (loss) per share of common stock.............   $0.04       $(0.03)
                                                               =====       ======
Diluted earnings (loss) per share of common stock...........   $0.04       $(0.03)
                                                               =====       ======

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

5. LONG-TERM DEBT, SHORT-TERM DEBT, AND FINANCING ARRANGEMENTS

  Long-Term Debt

     A summary of our long-term debt obligations at December 31, 2005 and 2004, is set forth in the following table:

                                                               2005     2004
                                                              ------   ------
                                                                (MILLIONS)
Tenneco Inc. --
Senior Term Loans due 2010, average effective interest rate
  5.7% in 2005 and 4.5% in 2004.............................  $  356   $  396
  10 1/4% Senior Secured Notes due 2013, including
     unamortized premium....................................     483      489
  8 5/8% Senior Subordinated Notes due 2014.................     500      500
  Debentures due 2008 through 2025, average effective
     interest rate 9.3% in both 2005 and 2004...............       3        3
  Notes due 2005 through 2007, average effective interest
     rate 7.2% in both 2005 and 2004........................       2        2
Other subsidiaries -- Notes due 2006 through 2013, average
  effective interest rate 3% in 2005 and 4.6% in 2004.......      16       20
                                                              ------   ------
                                                               1,360    1,410
Less -- current maturities..................................       4        9
                                                              ------   ------
Total long-term debt........................................  $1,356   $1,401
                                                              ======   ======

     The aggregate maturities and sinking fund requirements applicable to the issues outstanding at December 31, 2005, are $4 million, $4 million, $4 million, $2 million, and $359 million for 2006, 2007, 2008, 2009, and 2010, respectively.

  Short-Term Debt

     We principally use revolving credit facilities to finance our short-term capital requirements. As a result, we classify the outstanding balance of borrowings under the revolving credit facilities within our short-term debt. The revolving credit facility balance included in short-term debt was zero at both December 31, 2005 and 2004. Information regarding our short-term debt as of and for the years ended December 31, 2005 and 2004 is as follows:

                                                              2005   2004
                                                              ----   ----
                                                              (MILLIONS)
Current maturities on long-term debt........................  $ 4    $ 9
Notes payable...............................................   18     10
                                                              ---    ---
Total short-term debt.......................................  $22    $19
                                                              ===    ===

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                                              2005               2004
                                                        ----------------   ----------------
                                                        NOTES PAYABLE(A)   NOTES PAYABLE(A)
                                                        ----------------   ----------------
                                                               (DOLLARS IN MILLIONS)
Outstanding borrowings at end of year.................       $  18              $  10
Weighted average interest rate on outstanding
  borrowings at end of year(b)........................        4.09%              6.09%
Approximate maximum month-end outstanding borrowings
  during year.........................................       $ 204              $  67
Approximate average month-end outstanding borrowings
  during year.........................................       $ 115              $  32
Weighted average interest rate on approximate average
  month-end outstanding borrowings during year(b).....         5.5%               4.8%

-------------------------

(a) Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

(b) This calculation does not include the commitment fees to be paid on the unused revolving credit facilities balances which are recorded as interest expense for accounting purposes.

  Financing Arrangements

                                                      COMMITTED CREDIT FACILITIES(A)
                                             -------------------------------------------------
                                                              DECEMBER 31, 2005
                                                           -----------------------
                                                                        LETTERS OF
                                    TERM     COMMITMENTS   BORROWINGS   CREDIT(B)    AVAILABLE
                                   -------   -----------   ----------   ----------   ---------
                                                           (MILLIONS)
Tenneco Inc. revolving credit
  agreement......................     2008      $300         $  --        $  --        $300
Tenneco Inc. Tranche B letter of
  credit/revolving loan
  agreement......................     2010       155            --           38         117
Subsidiaries' credit
  agreements.....................  Various        18            18           --          --
                                                ----         -----        -----        ----
                                                $473         $  18        $  38        $417
                                                ====         =====        =====        ====

-------------------------

(a) We generally are required to pay commitment fees on the unused portion of the total commitment.

(b) Letters of credit reduce the available borrowings under the revolving credit agreement.

     Overview and Recent Transactions. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. We originally entered into this facility in 1999 and since that time have periodically requested and received amendments to the facility for various purposes. In December of 2003, we engaged in a series of transactions that resulted in the full refinancing of the facility, through an amendment and restatement. In February 2005, we amended the facility, which resulted in reduced interest rates on the term loan B and tranche B-1 letter of credit/revolving loan portions of the facility. We also made a voluntary prepayment of $40 million on the term loan B facility, reducing borrowings to $356 million. During 2005, we increased the amount of commitments under our revolving credit facility from $220 million to $300 million and reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $180 million to $155 million. As of December 31, 2005, the senior credit facility consisted of a seven-year,

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

$356 million term loan B facility maturing in December 2010; a five-year, $300 million revolving credit facility maturing in December 2008; and a seven-year, $155 million tranche B-1 letter of credit/revolving loan facility maturing in December 2010.

     In June 2003, we issued $350 million of 10 1/4 percent senior secured notes. The notes have a final maturity date of July 15, 2013. In December 2003, we issued an additional $125 million of 10 1/4 percent senior secured notes. We incurred $27 million in fees associated with the issuance of the aggregate $475 million of 10 1/4 percent senior secured notes and the amendment and restatement of our senior credit facility. These fees are being amortized over the term of the senior secured notes and the amended and restated senior credit facility.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2005 resulted in lower interest expense of approximately $2 million for the year. The LIBOR rate as of December 31, 2005 as determined under these agreements was 3.82 percent. This rate remained in effect until January 15, 2006 when it increased to approximately 4.73 percent. Based on the rate in effect through January 15, 2006 and using the current LIBOR as determined under these agreements of approximately 4.73 percent (which remains in effect until July 15, 2006), these swaps are not expected to materially impact our 2006 annual interest expense. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. As of December 31, 2005, the fair value of the interest rate swaps was a liability of approximately $5 million. On December 31, 2005, we had $1 billion in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2007 through 2025. Included in the $475 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. We also have $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     In November 2004, we refinanced our $500 million of 11 5/8 percent senior subordinated notes maturing in October of 2009 with new senior subordinated notes. The new notes have an interest rate of 8 5/8 percent, a maturity date of November 15, 2014 and contain substantially similar terms as the notes refinanced. Premium payments and other fees in connection with the refinancing of these notes totaled approximately $40 million, including a $29 million or 5.813% price premium over par on the redeemed notes. The new notes accrued interest from November 19, 2004 with an initial interest payment date of May 15, 2005. These notes are described in more detail below under "Senior Secured and Subordinated Notes."

     In connection with the refinancing of the $500 million in senior subordinated notes we amended the senior credit facility effective November 17, 2004. This amendment allowed us to use up to $50 million in cash on hand to pay redemption premiums and/or other fees and costs in connection with the redemption and refinancing of the senior subordinated notes. In exchange for the amendment, we agreed to pay a small fee to the consenting lenders. We also incurred approximately $13 million in legal, advisory and other costs related to the amendment and the issuance of the new senior subordinated notes. These amounts were capitalized and are being amortized over the remaining terms of the senior subordinated notes and senior credit facility.

     Our interest expense increased in 2004 by $42 million due to the fees and expenses associated with the refinancing of our senior subordinated notes, which includes an expense of $8 million for existing deferred debt issuance costs associated with the 11 5/8 percent senior subordinated notes.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     In February 2005 we amended our senior credit facility to reduce by 75 basis points the interest rate on the term loan B facility and the tranche B-1 letter of credit/revolving loan facility. In connection with the amendment, we voluntarily prepaid $40 million in principal on the term loan B, reducing the term loan B facility from $396 million to $356 million.

     Additional provisions of the February 2005 amendment to the senior credit facility agreement were as follows: (i) amend the definition of EBITDA to exclude all remaining cash charges and expenses related to restructuring initiatives started on or before February 21, 2005, and to exclude up to an additional $60 million in restructuring-related expenses announced and taken after February 21, 2005, (ii) increase permitted investments to $50 million,
(iii) exclude expenses related to the issuance of stock options from the definition of consolidated net income, (iv) permit us to redeem up to $125 million of senior secured notes after January 1, 2008 (subject to certain conditions), (v) increase our ability to add commitments under the revolving credit facility by $25 million, and (vi) make other minor modifications. We incurred approximately $1 million in fees and expenses associated with this amendment, which were capitalized and are being amortized over the remaining term of the agreement. As a result of the amendment and the voluntary prepayment of $40 million under the term loan B, our term loan B interest expense in 2005 was approximately $5 million lower than what it would otherwise have been.

     During 2005, we increased the amount of commitments under our revolving credit facility from $220 million to $300 million and reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $180 million to $155 million. This reduction of our tranche B-1 letter of credit/revolving loan facility was required under the terms of the senior credit facility, as we had increased the amount of our revolving credit facility commitments by more than $55 million.

     In October 2005, we further amended our senior credit facility increasing the amount of commitments we may seek under the revolving credit portion of the facility from $300 million to $350 million, along with other technical changes. We will not be required to reduce the commitments under our tranche B-1 letter of credit/revolving loan facility should we obtain additional revolving credit commitments. We have not yet sought any such increased commitments, but may do so when, in our judgment, market conditions are favorable.

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

     The tranche B-1 letter of credit/revolving loan facility will be reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. We will not be liable for any losses to or misappropriation of any (i) return due to the administrative agent's failure to achieve the return described above or to pay all or any portion of such return to any lender under such facility or (ii) funds on deposit in such account by such lender (other than the

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES obligation to repay funds released from such accounts and provided to us as revolving loans under such facility).

     Senior Credit Facility -- Interest Rates and Fees. Borrowings under the term loan B facility and the tranche B-1 letter of credit/revolving loan facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 225 basis points (reduced from 300 basis points in February 2005); or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 125 basis points( reduced from 200 basis points in February
2005). There is no cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility, however outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. If a letter of credit issued under this facility is subsequently paid and we do not reimburse the amount paid in full, then a ratable portion of each lender's deposit would be used to fund the letter of credit. We pay the tranche B-1 lenders a fee which is equal to LIBOR plus 225 basis points (reduced from 300 basis points in February 2005). This fee is offset by the return on the funds deposited with the administrative agent which earn interest at a per annum rate approximately equal to LIBOR. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits and effectively increases our interest expense at a per annum rate equal to LIBOR. The interest margins for borrowings under the term loan B facility and tranche B-1 letter of credit/revolving loan facility will be further reduced by 25 basis points following: the end of each fiscal quarter for which the consolidated leverage ratio is less than 3.0 or at the point our credit ratings are improved to BB- or better by Standard & Poor's (and are rated at least B1 by Moody's) or to Ba3 or better by Moody's (and are rated at least B+ by Standard & Poor's).

     Borrowings under the revolving credit facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 275 basis points (reduced from 325 basis points in March 2005 and further reduced from 300 basis points in August 2005); or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus
37.5 basis points (reduced from 50 basis points basis points to 37.5 basis points in August 2005), plus a margin of 175 basis points (reduced from 225 basis points in March 2005 and further reduced from 200 basis points in August
2005). Letters of credit issued under the revolving credit facility accrue a letter of credit fee at a per annum rate of 275 basis points (reduced from 325 basis points in March 2005 and further reduced from 300 basis points in August
2005) for the pro rata account of the lenders under such facility and a fronting fee for the ratable account of the issuers thereof at a per annum rate in an amount to be agreed upon payable quarterly in arrears. The interest margins for borrowings and letters of credit issued under the revolving credit facility are subject to adjustment based on the consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. The margin we pay on the revolving credit facility is reduced by 25 basis points following each fiscal quarter for which the consolidated leverage ratio is less than 4.0 beginning in March 2005. Since our consolidated leverage ratio was 3.52 as of March 31, 2005, and 3.42 as of June 30, 2005, the margin we pay on the revolving credit facility was reduced by 25 basis points in the second quarter of 2005 and was further reduced by 25 basis points in the third quarter of 2005. We also pay a commitment fee of 50 basis points on the unused portion of the revolving credit facility. This commitment fee was reduced by 12.5 basis points during the third quarter of 2005 to 37.5 basis points as our consolidated leverage ratio was less than 3.5.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     Senior Credit Facility -- Other Terms and Conditions. The amended and restated senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA), consolidated interest coverage ratio (consolidated EBITDA divided by consolidated cash interest paid), and fixed charge coverage ratio (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid) at the end of each period indicated. The financial ratios required under the amended senior credit facility and, the actual ratios we achieved for the four quarters of 2005, are shown in the following tables:

                                                                 QUARTER ENDED
                                           ---------------------------------------------------------
                                            MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                              2005          2005           2005            2005
                                           -----------   -----------   -------------   -------------
                                           REQ.   ACT.   REQ.   ACT.   REQ.    ACT.    REQ.    ACT.
                                           ----   ----   ----   ----   -----   -----   -----   -----
Leverage Ratio (maximum).................  4.75   3.52   4.75   3.42   4.50    3.39    4.50    3.31
Interest Coverage Ratio (minimum)........  2.00   2.83   2.00   3.06   2.00    3.12    2.00    3.40
Fixed Charge Coverage Ratio (minimum)....  1.10   1.86   1.10   2.02   1.10    2.05    1.10    2.21

                                                                     QUARTERS ENDING
                                 ---------------------------------------------------------------------------------------
                                    MARCH 31-         MARCH 31-         MARCH 31-         MARCH 31-         MARCH 31-
                                  DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                      2006              2007              2008              2009              2010
                                 ---------------   ---------------   ---------------   ---------------   ---------------
                                      REQ.              REQ.              REQ.              REQ.              REQ.
Leverage Ratio (maximum).......       4.25              3.75              3.50              3.50              3.50
Interest Coverage Ratio
  (minimum)....................       2.10              2.20              2.35              2.50              2.75
Fixed Charge Coverage Ratio
  (minimum)....................       1.15              1.25              1.35              1.50              1.75

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

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends (limited to no more than $15 million per year); (vii) mergers and consolidations; and (viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of December 31, 2005, we were in compliance with all the financial covenants (as indicated above) and operational restrictions of the facility.

     Our senior credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

     Senior Secured and Subordinated Notes. Our outstanding debt also includes $475 million of 10 1/4 percent senior secured notes due July 15, 2013, in addition to the $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014 described above. We can redeem some or all of the notes at any time after July 15, 2008, in the case of the senior secured notes, and November 15, 2009, in the case of the senior subordinated notes. If we sell certain of our assets or experience specified kinds of changes in

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES control, we must offer to repurchase the notes. We are permitted to redeem up to 35 percent of the senior secured notes with the proceeds of certain equity offerings completed before July 15, 2006 and up to 35 percent of the senior subordinated notes with the proceeds of certain equity offerings completed before November 15, 2007.

     Our senior secured and subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a proforma basis, to be greater than 2.25 and 2.00, respectively. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our and our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of December 31, 2005, we were in compliance with the covenants and restrictions of these indentures.

     Accounts Receivable Securitization. In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable on a nonrecourse basis in North America and Europe. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under this program. We sold accounts receivable under this program of $80 million and $68 million at December 31, 2005 and 2004, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2006, this program was renewed for 364 days to January 29, 2007 at a facility size of $100 million. We also sell some receivables in our European operations to regional banks in Europe. At December 31, 2005, we sold $49 million of accounts receivable in Europe down from $56 million at December 31, 2004. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements may increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

6. FINANCIAL INSTRUMENTS

     The carrying and estimated fair values of our financial instruments by class at December 31, 2005 and 2004 were as follows:

                                                          2005                2004
                                                    -----------------   -----------------
                                                    CARRYING    FAIR    CARRYING    FAIR
                                                     AMOUNT    VALUE     AMOUNT    VALUE
                                                    --------   ------   --------   ------
                                                                 (MILLIONS)
                                                            ASSETS (LIABILITIES)
Long-term debt (including current maturities).....   $1,360    $1,373    $1,410    $1,522
Instruments with off-balance-sheet risk:
  Foreign currency contracts......................       --        (1)       --        (5)
  Financial guarantees............................       --        --        --        --
  Interest rate swaps.............................       --        (5)       --        (1)

     Asset and Liability Instruments -- The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.

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

  Instruments With Off-Balance-Sheet Risk

     Foreign Currency Contracts -- Note 1, "Summary of Accounting
Policies -- Risk Management Activities" describes our use of and accounting for foreign currency exchange contracts. The following table summarizes by major currency the contractual amounts of foreign currency contracts we utilize:

                                                                 NOTIONAL AMOUNT
                                                      -------------------------------------
                                                      DECEMBER 31, 2005   DECEMBER 31, 2004
                                                      -----------------   -----------------
                                                      PURCHASE    SELL    PURCHASE    SELL
                                                      ---------   -----   ---------   -----
                                                                   (MILLIONS)
Foreign currency contracts (in U.S.$):
  Australian dollars................................    $ 20      $ 25      $ 18      $ 34
  British pounds....................................     364       318       284       223
  Canadian dollars..................................      46        32        35        22
  Czech Republic koruna.............................      66        69        25        42
  Danish kroner.....................................      83        66        85        69
  European euro.....................................      63         1       132        94
  Polish zloty......................................       7        16         1        21
  Swedish krona.....................................      60        32        59        30
  U.S. dollars......................................      30       184        98       208
  Other.............................................       6         3         3         2
                                                        ----      ----      ----      ----
                                                        $745      $746      $740      $745
                                                        ====      ====      ====      ====

     We manage our foreign currency risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. Based on exchange rates at December 31, 2005 and 2004, the cost of replacing these contracts in the event of non-performance by the counterparties would not have been material. The face value of these instruments is recorded in other current liabilities.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     Financial Guarantees -- We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $1 million at both December 31, 2005 and 2004, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

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

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, and cash management requirements for some of our subsidiaries totaling $15 million. We have also issued $20 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

     Interest Rate Swaps -- In April 2004, we hedged our exposure to fixed interest rates by entering into fixed-to-floating interest rate swaps covering $150 million of our fixed interest rate debt. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and as such are recorded on the balance sheet at fair value as a long-term asset or liability with an offset to the underlying hedged item, which is long-term debt. The cost of replacing these contracts in the event of non-performance by the counterparties was not material. These hedges are effective, so we have not recognized in earnings any amounts related to the ineffectiveness of the interest rate swaps. No amounts were excluded from the assessment of hedge effectiveness.

     Negotiable Financial Instruments -- One of our European subsidiaries receives payment from one of its OE customers whereby the account receivables are satisfied through the delivery of negotiable financial instruments. These financial instruments are then sold at a discount to a European bank. The sales of these financial instruments are not included in the account receivables sold in 2005. Any of these financial instruments which were not sold as of December 31, 2005 and 2004 are classified as other current assets and are excluded from our definition of cash equivalents. We had sold approximately $34 million of these instruments at December 31, 2005 and $44 million at December 31, 2004.

     In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $8 million at December 31, 2005 and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $9 million at December 31, and were classified as other current assets. One of our Chinese subsidiaries is required to maintain a cash balance at a financial institution issuing the financial instruments which are used to satisfy vendor payments. The balance totaled $3 million at December 31, 2005 and was classified as cash and cash equivalents.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

7. INCOME TAXES

     The domestic and foreign components of our income before income taxes and minority interest are as follows:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                              2005   2004    2003
                                                              ----   -----   ----
                                                                  (MILLIONS)
U.S. loss before income taxes...............................  $(4)   $(106)  $(42)
Foreign income before income taxes..........................   89      101     67
                                                              ---    -----   ----
Income (loss) before income taxes and minority interest.....  $85    $  (5)  $ 25
                                                              ===    =====   ====

     Following is a comparative analysis of the components of income tax expense (benefit):

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2005      2004      2003
                                                              ------    ------    ------
                                                                      (MILLIONS)
Current --
  U.S. .....................................................   $ --      $ --      $ --
  State and local...........................................      2         1         2
  Foreign...................................................     23        33        21
                                                               ----      ----      ----
                                                                 25        34        23
                                                               ----      ----      ----
Deferred --
  U.S. .....................................................    (16)      (30)      (23)
  State and local...........................................      4        (3)       (2)
  Foreign...................................................     12       (25)       (5)
                                                               ----      ----      ----
                                                                 --       (58)      (30)
                                                               ----      ----      ----
Income tax expense (benefit)................................   $ 25      $(24)     $ (7)
                                                               ====      ====      ====

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35 percent for all years presented) to the income tax benefit reflected in the statements of income:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              2005      2004      2003
                                                              -----     -----     -----
                                                                     (MILLIONS)
Tax expense (benefit) computed at the statutory U.S. federal
  income tax rate...........................................   $29      $ (3)     $ 10
Increases (reductions) in income tax expense resulting from:
  Foreign income taxed at different rates and foreign losses
     with no tax benefit....................................     1         7        14
  Taxes on repatriation of dividends........................     1         4        --
  State and local taxes on income, net of U.S. federal
     income tax benefit.....................................     1        --         1
  Changes in valuation allowance for tax loss carryforwards
     and credits............................................     2       (19)       (1)
  Amortization of tax goodwill..............................    (2)       (2)       (2)
  Income exempt from tax due to tax holidays................    (2)       (3)       (8)
  Nondeductible restructuring expenses......................    --        --        (5)
  Foreign earnings subject to U.S. federal income tax.......     1        --         5
  Adjustment of prior years taxes...........................     1        (1)      (13)
  Impact of Belgium rate reduction..........................    (1)       (1)       --
  Tax contingencies.........................................    (9)       --       (11)
  Other.....................................................     3        (6)        3
                                                               ---      ----      ----
Income tax expense (benefit)................................   $25      $(24)     $ (7)
                                                               ===      ====      ====

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     The components of our net deferred tax asset were as follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              2005    2004
                                                              -----   -----
                                                               (MILLIONS)
Deferred tax assets --
  Tax loss carryforwards:
     U.S. ..................................................  $198    $194
     State..................................................    44      37
     Foreign................................................    75      75
  Investment tax credit benefits............................    40      35
  Postretirement benefits other than pensions...............    33      37
  Pensions..................................................    50      72
  Bad debts.................................................     3       2
  Sales allowances..........................................     6       6
  Other.....................................................   103      76
  Valuation allowance.......................................   (75)    (68)
                                                              ----    ----
          Net deferred tax asset............................   477     466
                                                              ----    ----
Deferred tax liabilities --
  Tax over book depreciation................................   130     158
  Other.....................................................    92      76
                                                              ----    ----
       Total deferred tax liability.........................   222     234
                                                              ----    ----
Net deferred tax asset......................................  $255    $232
                                                              ====    ====

     Following is a reconciliation of deferred taxes to the deferred taxes shown in the balance sheet:

                                                              DECEMBER 31,
                                                              ------------
                                                              2005   2004
                                                              ----   -----
                                                               (MILLIONS)
Balance Sheet:
  Current portion -- deferred tax asset.....................  $ 43   $  70
  Non-current portion -- deferred tax asset.................   307     304
  Current portion -- deferred tax liability shown in other
     current liabilities....................................    (9)    (16)
  Non-current portion -- deferred tax liability.............   (86)   (126)
                                                              ----   -----
Net Deferred Tax Assets.....................................  $255   $ 232
                                                              ====   =====

     As shown by the valuation allowance in the table above, we had potential tax benefits of $75 million and $68 million at December 31, 2005 and 2004, respectively, that we did not recognize in the statements of income when they were generated. These unrecognized tax benefits resulted primarily from foreign tax loss carryforwards, foreign investment tax credits and U.S. state net operating losses that are available to reduce future foreign tax liabilities.

     We have a U.S. Federal tax net operating loss carryforward ("NOL") at December 31, 2005, of $566 million, which will expire in varying amounts from 2018 to 2025. The federal tax effect of that NOL is $198 million, and is recorded as a deferred tax asset on our balance sheet at December 31, 2005. We also have state NOL carryforwards at December 31, 2005 of $720 million, which will expire in varying amounts from 2006 to 2025. The tax effect of the state NOL, net of a valuation allowance, is $27 million

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES and is recorded as a deferred tax asset on our balance sheet at December 31, 2005. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize these NOLs within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and the implementation of available tax planning strategies that accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

     As of December 31, 2005, for foreign income tax purposes, we have $75 million of foreign tax NOLs. Of the $75 million of foreign tax NOLs, $62 million does not expire and the remainder will expire in varying amounts from 2006 to 2020.

     We do not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries, except for the earnings of certain of our China operations, as our present intention is to reinvest the unremitted earnings in our foreign operations. Unremitted earnings of foreign subsidiaries are approximately $475 million at December 31, 2005. We estimated that the amount of U.S. income taxes that would be accrued upon remittance of the assets that represent those unremitted earnings is $166 million.

     We have tax sharing agreements with our former affiliates that allocate tax liabilities for prior periods and establish indemnity rights on certain tax issues.

8. COMMON STOCK

     We have authorized 135 million shares ($0.01 par value) of common stock, of which 45,544,668 shares and 44,275,594 shares were issued at December 31, 2005 and 2004, respectively. We held 1,294,692 shares of treasury stock at both December 31, 2005 and 2004.

  Stock Plans

     The total number of shares of our common stock outstanding and available at December 31, 2005 and 2004, were as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2005        2004
                                                              ---------   ---------
Number of shares covering stock option awards...............  4,922,095   5,512,513
Number of shares available for future issuance..............    816,694   1,582,417

     2002 Long-Term Incentive Plan and Other Equity Plans -- In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock appreciation rights ("SARs"), and stock options to our directors,

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES officers, and employees. The plan, which terminated as to new awards on December 31, 2001, was renamed the "Stock Ownership Plan." In December 1999, we adopted the Supplemental Stock Ownership Plan, which permitted the granting of a variety of similar awards to our directors, officers and employees. We were authorized to deliver up to about 1.1 million treasury shares of common stock under the Supplemental Stock Ownership Plan, which also terminated as to new awards on December 31, 2001. In March 2002, we adopted the 2002 Long-Term Incentive Plan which permits the granting of a variety of similar awards to our officers, directors and employees. Up to 4 million shares of our common stock have been authorized for delivery under the 2002 Long-Term Incentive Plan, of which 507,251 had been issued as of December 31, 2005.

     Restricted Stocks and Stock Equivalent Units -- We have granted restricted stock to certain key employees. These awards generally require, among other things, that the employee remains our employee during the restriction period. During 2005, 2004, and 2003, we granted 285,500, 305,083, and 150,250 shares, respectively, with a weighted average fair value based on the price of our common stock on the grant date of $16.00, $8.80, and $3.75 per share, respectively. At December 31, 2005, 667,958 restricted shares at an average price of $10.93 per share were outstanding.

     We have also granted stock equivalent units to certain key employees that are payable in cash annually based on the attainment of specified performance goals. The grant value is indexed to the stock price. Each employee granted stock equivalent units receives a percentage of the total grants value. There were 968,000, 956,125 and 961,293 stock equivalent units in 2005, 2004 and 2003, respectively, that were settled in cash. At December 31, 2005, 869,500 stock equivalent units at an average price of $7.68 per unit were outstanding.

     In December 2005, we granted a total of 28,000 shares of restricted stock to our outside directors with a fair value based on the price of our common stock on the grant date of $17.43. We also granted restricted stock to a certain director in satisfaction of residual obligations under the discontinued retirement plan. During 2005, 2004, and 2003, we granted 963, 1,774, and 4,164 shares, respectively, with a weighted average fair value based on the price of our common stock on the grant date of $16.00, $8.68, and $3.77 per share, respectively. In addition, we have granted 2,500 restricted shares to the corporate secretary with a weighted average fair value based on the price of our common stock on the date of grant of $13.28. At December 31, 2005, a total of 47,899 restricted shares at an average price of $12.81 per unit were outstanding in connection with these grants.

     We recognized after-tax stock based compensation expense in 2005 of $6 million, 2004 of $14 million, and in 2003 of $4 million.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     Stock Options -- The following table reflects the status and activity for all options to purchase common stock we have issued for the periods indicated:

                                           2005                      2004                     2003
                                   ---------------------    ----------------------    ---------------------
                                                WEIGHTED                  WEIGHTED                 WEIGHTED
                                    SHARES        AVG.        SHARES        AVG.       SHARES        AVG.
                                     UNDER      EXERCISE      UNDER       EXERCISE      UNDER      EXERCISE
STOCK OPTIONS                       OPTION       PRICES       OPTION       PRICES      OPTION       PRICES
-------------                      ---------    --------    ----------    --------    ---------    --------
Outstanding, beginning of year...  5,512,513     $7.43       6,706,258     $6.33      5,991,048     $6.66
  Granted........................    539,370     15.98         561,902      8.80      1,489,521      3.76
  Cancelled......................   (144,511)     6.68         (86,134)     6.43       (488,576)     5.00
  Exercised......................   (985,277)     3.96      (1,669,513)     3.54       (285,735)     2.10
                                   ---------                ----------                ---------
Outstanding, end of year.........  4,922,095      9.08       5,512,513      7.43      6,706,258      6.33
                                   =========                ==========                =========
Options exercisable at end of
  year...........................  3,659,892     $8.84       4,232,466     $7.92      4,391,900     $8.01
Weighted average fair value of
  options granted during the
  year...........................                $8.14                     $5.34                    $2.19

     The following table reflects summarized information about stock options outstanding at December 31, 2005:

                                                  OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                         --------------------------------------   ----------------------
                                                       WEIGHTED AVG.   WEIGHTED    WEIGHTED
                                           NUMBER        REMAINING       AVG.       NUMBER        AVG.
                                         OUTSTANDING    CONTRACTUAL    EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICE                  AT 12/31/05       LIFE         PRICE     AT 12/31/05    PRICE
-----------------------                  -----------   -------------   --------   -----------   --------
$ 1.57 -- $ 8.00.......................   2,181,927      6.3 years      $2.96      1,735,607     $2.75
$ 8.01 -- $14.00.......................   1,494,557      5.2 years       8.68      1,160,112      8.65
$14.01 -- $21.00.......................     618,381      7.0 years      16.49        136,943     18.23
$21.01 -- $27.00.......................     627,230      1.4 years      24.02        627,230     24.02
                                          ---------                                ---------
                                          4,922,095                                3,659,892
                                          =========                                =========

  Rights Plan

     On September 9, 1998, we adopted a Rights Plan and established an independent Board committee to review it every three years. The Rights Plan was adopted to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of us in a transaction that is not in the best interests of our shareholders. Generally, under the Rights Plan, as it has been amended to date, if a person becomes the beneficial owner of 15 percent or more of our outstanding common stock, each right will entitle its holder to purchase, at the right's exercise price, a number of shares of our common stock or, under certain circumstances, of the acquiring person's common stock, having a market value of twice the right's exercise price. Rights held by the 15 percent or more holders will become void and will not be exercisable.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     In connection with the adoption of the Rights Plan, our Board of Directors also adopted a three-year independent director evaluation ("TIDE") mechanism. Under the TIDE mechanism, an independent Board committee (the "Tide Committee") will review, on an ongoing basis, the Rights Plan and developments in rights plans generally, and, if it deems appropriate, recommend modification or termination of the Rights Plan. The independent committee will report to our Board at least every three years as to whether the Rights Plan continues to be in the best interests of our shareholders.

     In 2005, the Tide Committee met and reviewed, among other things, developments in rights plans and academic studies of rights plans and contests for corporate control since the last meeting of the Tide Committee. Based upon this review, the Tide Committee determined that the Rights Agreement continues to be in our best interests and the best interests of our shareholders. The Tide Committee recommended to our Board of Directors that the Board should not take any action with respect to the Rights Plan.

  Earnings Per Share

     Earnings per share of common stock outstanding were computed as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                            2005            2004            2003
                                                        -------------   -------------   -------------
                                                        (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic earnings per share --
  Net Income..........................................   $        58     $        15     $        26
                                                         ===========     ===========     ===========
  Average shares of common stock outstanding..........    43,088,588      41,534,810      40,426,136
                                                         ===========     ===========     ===========
  Earnings per average share of common stock..........   $      1.35     $      0.37     $      0.64
                                                         ===========     ===========     ===========
Diluted earnings per share --
  Net Income..........................................   $        58     $        15     $        26
                                                         ===========     ===========     ===========
  Average shares of common stock outstanding..........    43,088,588      41,534,810      40,426,136
  Effect of dilutive securities:
     Restricted stock.................................       380,656         272,561          67,462
     Stock options....................................     1,852,011       2,373,089       1,274,361
                                                         -----------     -----------     -----------
  Average shares of common stock outstanding including
     dilutive securities..............................    45,321,225      44,180,460      41,767,959
                                                         ===========     ===========     ===========
  Earnings per average share of common stock..........   $      1.29     $      0.35     $      0.62
                                                         ===========     ===========     ===========

     Options to purchase 716,441, 741,921, and 2,367,094 shares of common stock were outstanding at December 31, 2005, 2004, and 2003, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares on such dates.

9. PREFERRED STOCK

     We had 50 million shares of preferred stock ($.01 par value) authorized at December 31, 2005 and 2004. No shares of preferred stock were outstanding at those dates. We have designated and reserved 2 million shares of the preferred stock as junior preferred stock for the Rights Plan.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

10. PENSION PLANS, POSTRETIREMENT AND OTHER EMPLOYEE BENEFITS

     We have various defined benefit pension plans that cover substantially all of our employees. The measurement date used to determine measurement of the majority of our pension plan assets and benefit obligations is September 30th, for both our domestic and foreign plans. Benefits are based on years of service and, for most salaried employees, on final average compensation. Our funding policy is to contribute to the plans amounts necessary to satisfy the funding requirement of applicable federal or foreign laws and regulations. Of our $634 million benefit obligation at December 31, 2005, approximately $571 million required funding under applicable federal and foreign laws. At December 31, 2005, we had approximately $390 million in assets to fund that obligation. The balance of our benefit obligation, $63 million, did not require funding under applicable federal or foreign laws and regulations. Pension plan assets were invested in the following classes of securities:

                                                             PERCENTAGE OF FAIR MARKET VALUE
                                                            ---------------------------------
                                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                                 2005              2004
                                                            ---------------   ---------------
                                                             US    FOREIGN     US    FOREIGN
                                                            ----   --------   ----   --------
Equity Securities.........................................   71%      69%      69%      64%
Debt Securities...........................................   28%      22%      29%      27%
Real Estate...............................................   --       --       --       --
Other.....................................................    1%       9%       2%       9%

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     A summary of the change in benefit obligation, the change in plan assets, the development of net amount recognized, and the amounts recognized in the balance sheets for the pension plans and postretirement benefit plans follows:

                                                                    PENSION                POSTRETIREMENT
                                                        --------------------------------   ---------------
                                                             2005             2004          2005     2005
                                                        --------------   ---------------   ------   ------
                                                         US    FOREIGN    US     FOREIGN     US       US
                                                        ----   -------   -----   -------   ------   ------
                                                                            (MILLIONS)
Change in benefit obligation:
  Benefit obligation at September 30 of the previous
    year..............................................  $301    $270     $ 269    $230     $ 133    $ 119
  Currency rate conversion............................    --     (21)       --      17        --       --
  Settlement..........................................    --      (1)       --      --        --       --
  Service cost........................................    15       6        14       5         3        3
  Interest cost.......................................    18      14        17      14         8        8
  Plan amendments.....................................     2       2        --       1        --       11
  Actuarial loss......................................    10      39        12      12        14        2
  Benefits paid.......................................   (14)     (9)      (11)    (10)      (12)     (11)
  Participants' contributions.........................    --       2        --      --        --       --
  Other...............................................    --      --        --       1        --        1
                                                        ----    ----     -----    ----     -----    -----
  Benefit obligation at September 30..................  $332    $302     $ 301    $270     $ 146    $ 133
                                                        ====    ====     =====    ====     =====    =====
Change in plan assets:
  Fair value at September 30 of the previous year.....   154     172     $ 136    $143     $  --    $  --
  Currency rate conversion............................    --     (12)       --      11        --       --
  Settlement..........................................    --      (1)       --      --        --       --
  Actual return on plan assets........................    16      32        18      15        --       --
  Employer contributions..............................    40      10        12      11        11       11
  Participants' contributions.........................    --       2        --       1        --       --
  Benefits paid.......................................   (14)     (9)      (12)     (9)      (11)     (11)
                                                        ----    ----     -----    ----     -----    -----
  Fair value at September 30..........................  $196    $194     $ 154    $172     $  --    $  --
                                                        ====    ====     =====    ====     =====    =====
Development of net amount recognized:
  Funded status at September 30.......................  (136)   (108)    $(148)   $(97)    $(146)   $(132)
  Contributions during the fourth quarter.............    --       3         3       3         3        3
  Unrecognized cost:
    Actuarial loss....................................   110     122       104     109        98       90
    Prior service cost................................    24      10        26       9       (54)     (60)
    Transition asset..................................    --      (1)       --      (1)       --       --
                                                        ----    ----     -----    ----     -----    -----
  Net amount recognized at December 31................  $ (2)   $ 26     $ (15)   $ 23     $ (99)   $ (99)
                                                        ====    ====     =====    ====     =====    =====
Amounts recognized in the balance sheets:
  Prepaid benefit cost................................  $ --    $  5     $  --    $ --     $  --    $  --
  Accrued benefit cost................................  (113)    (90)     (115)    (83)      (99)     (99)
  Intangible asset....................................    12      10        11      10        --       --
  Accumulated other comprehensive loss................    99     101        89      96        --       --
                                                        ----    ----     -----    ----     -----    -----
  Net amount recognized...............................  $ (2)   $ 26     $ (15)   $ 23     $ (99)   $ (99)
                                                        ====    ====     =====    ====     =====    =====

---------------

Notes: Assets of one plan may not be utilized to pay benefits of other plans.
       Additionally, the prepaid (accrued) pension cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     Net periodic pension costs (income) for the years 2005, 2004, and 2003, consist of the following components:

                                                2005            2004            2003
                                            -------------   -------------   -------------
                                            US    FOREIGN   US    FOREIGN   US    FOREIGN
                                            ---   -------   ---   -------   ---   -------
                                                             (MILLIONS)
Service cost -- benefits earned during the
  year....................................  $15    $  6     $14    $  5     $11    $  5
Interest on prior year's projected benefit
  obligation..............................   19      14      17      14      16      12
Expected return on plan assets............  (16)    (15)    (15)    (15)    (15)    (13)
Net amortization:
  Actuarial loss..........................    4       4       3       3       1       1
  Prior service cost......................    3       1       3       1       3       1
                                            ---    ----     ---    ----     ---    ----
Net pension costs.........................  $24    $ 10     $22    $  8     $16    $  6
                                            ===    ====     ===    ====     ===    ====
Other comprehensive loss..................  $10    $  5     $ 7    $ 21     $18    $ 11
                                            ===    ====     ===    ====     ===    ====

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets at September 30, 2005 and 2004 were as follows:

                                                                 SEPTEMBER 30,
                                                        -------------------------------
                                                             2005             2004
                                                        --------------   --------------
                                                         US    FOREIGN    US    FOREIGN
                                                        ----   -------   ----   -------
                                                                  (MILLIONS)
Projected Benefit Obligation..........................  $332    $284     $301    $260
Accumulated Benefit Obligation........................   300     268      266     247
Fair Value of Plan Assets.............................   196     175      154     163

     The following estimated benefit payments are payable from the pension plans to participants:

                                                                PENSION
YEAR                                                            BENEFITS
----                                                           ----------
                                                               (MILLIONS)
2006........................................................      $22
2007........................................................       23
2008........................................................       24
2009........................................................       26
2010........................................................       28
2011-2015...................................................      188

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     The following assumptions were used in the accounting for the pension plans for the years of 2005, 2004, and 2003:

                                                               2005            2004
                                                           -------------   -------------
                                                           US    FOREIGN   US    FOREIGN
                                                           ---   -------   ---   -------
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT
  OBLIGATIONS
Discount rate............................................  5.8%    5.0%    6.3%    5.7%
Rate of compensation increase............................  3.2%    4.3%    4.5%    4.4%

                                                  2005            2004            2003
                                              -------------   -------------   -------------
                                              US    FOREIGN   US    FOREIGN   US    FOREIGN
                                              ---   -------   ---   -------   ---   -------
WEIGHTED-AVERAGE ASSUMPTIONS USED TO
  DETERMINE NET PERIODIC BENEFIT COST
Discount rate...............................  6.3%    5.7%    6.5%    5.7%    7.0%    5.5%
Expected long-term return on plan assets....  8.8%    7.7%    8.9%    8.0%    8.9%    8.0%
Rate of compensation increase...............  4.5%    4.4%    4.5%    4.1%    4.5%    4.0%

     We made contributions of $50 million to these pension plans during 2005. Based on current actuarial estimates, we believe we will be required to make contributions of $37 million to those plans during 2006. Pension contributions beyond 2006 will be required, but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2006.

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

     On September 1, 2003, we changed our retiree medical benefits program to provide participating retirees with continued access to group health coverage while reducing our subsidization of the program. This negative plan amendment is being amortized over the average remaining service life to retirement eligibility of active plan participants as a reduction of service cost beginning September 1, 2003.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     Net periodic postretirement benefit cost for the years 2005, 2004, and 2003, consists of the following components:

                                                              2005   2004   2003
                                                              ----   ----   ----
                                                                  (MILLIONS)
Service cost -- benefits earned during the year.............  $ 3    $ 3    $ 4
Interest on accumulated postretirement benefit obligation...    8      8      9
Net amortization:
  Actuarial loss............................................    6      5      5
  Prior service cost........................................   (6)    (6)    (4)
                                                              ---    ---    ---
Net periodic postretirement benefit cost....................  $11    $10    $14
                                                              ===    ===    ===

     The following estimated postretirement benefit payments are payable from the plans to participants:

                                                               POSTRETIREMENT
YEAR                                                              BENEFITS
----                                                           --------------
                                                                 (MILLIONS)
2006........................................................         $9
2007........................................................          9
2008........................................................         10
2009........................................................         10
2010........................................................         11
2011-2015...................................................         56

     The weighted average assumed health care cost trend rate used in determining the 2005 accumulated postretirement benefit obligation was 9 percent, declining to 5 percent by 2010. In 2004 and 2003 the health care cost trend rate was 9 percent.

     The following assumptions were used in the accounting for postretirement cost for the years of 2005, 2004 and 2003:

                                                              2005   2004
                                                              ----   ----
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT
  OBLIGATIONS
Discount rate...............................................  5.8%   6.3%
Rate of compensation increase...............................  4.9%   4.5%

                                                              2005   2004   2003
                                                              ----   ----   ----
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC
  BENEFIT COST
Discount rate...............................................  6.3%   6.5%   7.0%
Rate of compensation increase...............................  4.5%   4.5%   4.5%

     The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rates on total service cost and interest and the postretirement benefit obligation are as follows:

                                                           ONE-PERCENTAGE   ONE-PERCENTAGE
                                                           POINT INCREASE   POINT DECREASE
                                                           --------------   --------------
                                                                     (MILLIONS)
Effect on total of service cost and interest cost........        $1              $  1
Effect on postretirement benefit obligation..............        12               (10)

     Based on current actuarial estimates, we believe we will be required to make postretirement contributions of approximately $9 million during 2006.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. This subsidy covers a defined portion of an individual beneficiary's annual covered prescription drug costs, and is exempt from federal taxation.

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

     Employee Stock Ownership Plans (401(k) Plans) -- We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to eight percent of the employee's salary. We recorded expense for these matching contributions of approximately $7 million, $7 million and $6 million for the years ended December 31, 2005, December 31, 2004 and 2003, respectively. All contributions vest immediately.

11. SEGMENT AND GEOGRAPHIC AREA INFORMATION

     In October 2004 and July 2005, we announced changes in the structure of our organization which changed the components of our reportable segments. The European segment now includes South American and Indian operations. The Asia Pacific segment includes our other Asian and Australian operations. While this had no impact on our consolidated results, it changed our segment results. You should note that we have reclassified prior year's segment data where appropriate to conform to 2005 presentations.

     We are a global manufacturer with three geographic reportable segments: (1) North America, (2) Europe, South America and India ("Europe"), and (3) Asia Pacific. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. We evaluate segment performance based primarily on income before interest expense, income taxes, and minority interest.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products. Segment results for 2005, 2004, and 2003 are as follows:

                                                                        SEGMENT
                                                --------------------------------------------------------
                                                 NORTH              ASIA      RECLASS &
                                                AMERICA   EUROPE   PACIFIC      ELIMS       CONSOLIDATED
                                                -------   ------   -------   ------------   ------------
                                                                       (MILLIONS)
AT DECEMBER 31, 2005, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers..............  $2,028    $2,053    $360         $ --          $4,441
Intersegment revenues.........................       6        57      11          (74)             --
Interest income...............................       1         3      --           --               4
Depreciation and amortization of other
  intangibles.................................      90        76      11           --             177
Income before interest expense, income taxes,
  and minority interest.......................     145        54      16           --             215
Total assets..................................   1,340     1,295     251           54           2,940
Investment in affiliated companies............      --         6      --           --               6
Expenditures for plant, property and
  equipment...................................      74        54      16           --             144
Noncash items other than depreciation and
  amortization................................      (8)        8      --           --              --
AT DECEMBER 31, 2004, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers..............  $1,959    $1,891    $363         $ --          $4,213
Intersegment revenues.........................       7        49      17          (73)             --
Interest income...............................       1         3      --           --               4
Depreciation and amortization of other
  intangibles.................................      93        73      11           --             177
Income before interest expense, income taxes,
  and minority interest.......................     133        21      20           --             174
Total assets..................................   1,344     1,410     242          123           3,119
Investment in affiliated companies............      --         5      --           --               5
Expenditures for plant, property and
  equipment...................................      55        59      16           --             130
Noncash items other than depreciation and
  amortization................................       4         1      --           --               5
AT DECEMBER 31, 2003, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers..............  $1,880    $1,578    $308         $ --          $3,766
Intersegment revenues.........................       7        33      14          (54)             --
Interest income...............................       1         3      --           --               4
Depreciation and amortization of other
  intangibles.................................      90        64       9           --             163
Income before interest expense, income taxes,
  and minority interest.......................     129        22      23           --             174
Total assets..................................   1,212     1,248     227          165           2,852
Investment in affiliated companies............      --         1       5           --               6
Expenditures for plant, property and
  equipment...................................      54        61      15           --             130
Noncash items other than depreciation and
  amortization................................      12        (1)      1           --              12

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     The following table shows information relating to our external customer revenues for each product or each group of similar products:

                                                             NET SALES AND OPERATING
                                                            --------------------------
                                                                     REVENUES
                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                             2005      2004      2003
                                                            ------   --------   ------
                                                                    (MILLIONS)
EMISSION CONTROL SYSTEMS & PRODUCTS
  Aftermarket.............................................  $  368    $  365    $  350
  Original equipment market...............................   2,390     2,287     2,037
                                                            ------    ------    ------
                                                             2,758     2,652     2,387
                                                            ------    ------    ------
RIDE CONTROL SYSTEMS & PRODUCTS
  Aftermarket.............................................     653       630       579
  Original equipment market...............................   1,030       931       800
                                                            ------    ------    ------
                                                             1,683     1,561     1,379
                                                            ------    ------    ------
     Total................................................  $4,441    $4,213    $3,766
                                                            ======    ======    ======

     During 2005, sales to four major customers comprised approximately 17 percent, 12 percent, 9 percent and 9 percent of consolidated net sales and operating revenues. During 2004, sales to the same four major customers comprised approximately 18 percent, 12 percent, 11 percent and 8 percent of consolidated net sales and operating revenues. During 2003, sales to the same four major customers comprised approximately 19 percent, 14 percent, 11 percent and 9 percent of consolidated net sales and operating revenues.

                                                                   GEOGRAPHIC AREA
                                             -----------------------------------------------------------
                                             UNITED               OTHER       RECLASS &
                                             STATES   GERMANY   FOREIGN(A)      ELIMS       CONSOLIDATED
                                             ------   -------   ----------   ------------   ------------
                                                                     (MILLIONS)
AT DECEMBER 31, 2005, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers(b)........  $2,071    $633       $1,737         $ --          $4,441
Long-lived assets(c).......................     407     136          668           --           1,211
Total assets...............................   1,253     305        1,471          (89)          2,940
AT DECEMBER 31, 2004, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers(b)........  $1,840    $515       $1,858         $ --          $4,213
Long-lived assets(c).......................     409     157          731           --           1,297
Total assets...............................   1,336     358        1,502          (77)          3,119
AT DECEMBER 31, 2003, AND FOR THE YEAR THEN
  ENDED
Revenues from external customers(b)........  $1,818    $467       $1,481         $ --          $3,766
Long-lived assets(c).......................     472     142          710           --           1,324
Total assets...............................   1,220     291        1,401          (60)          2,852

---------------

Notes: (a) Revenues from external customers and long-lived assets for individual foreign countries other than Germany are not material.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

       (b) Revenues are attributed to countries based on location of the seller.

       (c) Long-lived assets include all long-term assets except goodwill, intangibles, and deferred tax assets.

12. COMMITMENTS AND CONTINGENCIES

  Capital Commitments

     We estimate that expenditures aggregating approximately $46 million will be required after December 31, 2005 to complete facilities and projects authorized at such date, and we have made substantial commitments in connection with these facilities and projects.

  Lease Commitments

     We have long-term leases for certain facilities, equipment, and other assets. The minimum lease payments under non-cancelable leases with lease terms in excess of one year are:

                                                                                SUBSEQUENT
                                             2006   2007   2008   2009   2010     YEARS
                                             ----   ----   ----   ----   ----   ----------
                                                              (MILLIONS)
Operating Leases...........................  $14    $12     $8     $6     $4      $   4
Capital Leases.............................  $ 3    $ 3     $2     $2     $3      $  --

     Total rental expense for the year 2005, 2004, and 2003 was $35 million, $32 million, and $33 million respectively.

  Litigation

     We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Chinese joint ventures is currently under investigation by local customs officials related to whether the joint venture applied the proper tariff code to certain of its imports. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

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

     Below is a table that shows the activity in the warranty accrual accounts:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2005   2004   2003
                                                              ----   ----   ----
                                                                  (MILLIONS)
Beginning Balance...........................................  $ 19   $ 18   $ 21
Accruals related to product warranties......................    16     14     19
Reductions for payments made................................   (13)   (13)   (22)
                                                              ----   ----   ----
Ending Balance..............................................  $ 22   $ 19   $ 18
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

     As of December 31, 2005, we are designated as a potentially responsible party in one Superfund site. We have estimated our share of the remediation costs for this site to be close to zero. In addition to the

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of remediation costs at these facilities to be approximately $8 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)

                                                        FOR THE YEAR ENDED DECEMBER 31, 2005
                                       ----------------------------------------------------------------------
                                                                     TENNECO INC.
                                        GUARANTOR     NONGUARANTOR     (PARENT       RECLASS
                                       SUBSIDIARIES   SUBSIDIARIES     COMPANY)      & ELIMS     CONSOLIDATED
                                       ------------   ------------   ------------   ----------   ------------
                                                                     (MILLIONS)
REVENUES
  Net sales and operating revenues --
     External........................     $2,027         $2,414         $  --         $  --         $4,441
     Affiliated companies............         73            508            --          (581)            --
                                          ------         ------         -----         -----         ------
                                           2,100          2,922            --          (581)         4,441
                                          ------         ------         -----         -----         ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).......      1,702          2,462            --          (581)         3,583
  Engineering, research, and
     development.....................         41             42            --            --             83
  Selling, general, and
     administrative..................        164            221            --            --            385
  Depreciation and amortization of
     other intangibles...............         71            106            --            --            177
                                          ------         ------         -----         -----         ------
                                           1,978          2,831            --          (581)         4,228
                                          ------         ------         -----         -----         ------
OTHER INCOME (EXPENSE)
  Gain (loss) on sale of assets......         --             --            --            --             --
  Loss on sale of receivables........         --             (3)           --            --             (3)
  Other income (expense).............         43            (30)           --            (8)             5
                                          ------         ------         -----         -----         ------
                                              43            (33)           --            (8)             2
                                          ------         ------         -----         -----         ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES..........        165             58            --            (8)           215
     Interest expense --
       External (net of interest
          capitalized)...............         (2)             4           128            --            130
       Affiliated companies (net of
          interest income)...........        122             (8)         (114)           --             --
     Income tax expense (benefit)....        (77)            26            69             7             25
     Minority interest...............         --              2            --            --              2
                                          ------         ------         -----         -----         ------
                                             122             34           (83)          (15)            58
     Equity in net income (loss) from
       affiliated companies..........         57             --           141          (198)            --
                                          ------         ------         -----         -----         ------
NET INCOME (LOSS)....................     $  179         $   34         $  58         $(213)        $   58
                                          ======         ======         =====         =====         ======

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)

                                                       FOR THE YEAR ENDED DECEMBER 31, 2004
                                      ----------------------------------------------------------------------
                                                                     TENNECO INC.
                                       GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                      SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                      ------------   ------------   ---------------   -------   ------------
                                                                    (MILLIONS)
REVENUES
  Net sales and operating
     revenues -- External...........     $1,832         $2,381           $ --          $  --       $4,213
     Affiliated companies...........         54            331             --           (385)          --
                                         ------         ------           ----          -----       ------
                                          1,886          2,712             --           (385)       4,213
                                         ------         ------           ----          -----       ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......      1,463          2,290             --           (385)       3,368
  Engineering, research, and
     development....................         36             40             --             --           76
  Selling, general, and
     administrative.................        203            214             --             --          417
  Depreciation and amortization of
     other intangibles..............         74            103             --             --          177
                                         ------         ------           ----          -----       ------
                                          1,776          2,647             --           (385)       4,038
                                         ------         ------           ----          -----       ------
OTHER INCOME (EXPENSE)
  Gain (loss) on sale of assets.....         --              1             --             --            1
  Loss on sale of receivables.......         --             (1)            --             --           (1)
  Other income (expense)............         23            (15)            --             (9)          (1)
                                         ------         ------           ----          -----       ------
                                             23            (15)            --             (9)          (1)
                                         ------         ------           ----          -----       ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES.........        133             50             --             (9)         174
     Interest expense --
       External (net of interest
          capitalized)..............         --              7            172             --          179
       Affiliated companies (net of
          interest income)..........         90            (10)           (80)            --           --
     Income tax expense (benefit)...         --             10            (34)            --          (24)
     Minority interest..............         --              4             --             --            4
                                         ------         ------           ----          -----       ------
                                             43             39            (58)            (9)          15
     Equity in net income (loss)
       from affiliated companies....         48             --             73           (121)          --
                                         ------         ------           ----          -----       ------
NET INCOME (LOSS)...................     $   91         $   39           $ 15          $(130)      $   15
                                         ======         ======           ====          =====       ======

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)

                                                       FOR THE YEAR ENDED DECEMBER 31, 2003
                                      ----------------------------------------------------------------------
                                                                     TENNECO INC.
                                       GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                      SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                      ------------   ------------   ---------------   -------   ------------
                                                                    (MILLIONS)
REVENUES
  Net sales and operating
     revenues -- External...........     $1,810         $1,956           $ --          $  --       $3,766
     Affiliated companies...........         53            328             --           (381)          --
                                         ------         ------           ----          -----       ------
                                          1,863          2,284             --           (381)       3,766
                                         ------         ------           ----          -----       ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)......      1,444          1,933             --           (381)       2,996
  Engineering, research, and
     development....................         27             40             --             --           67
  Selling, general, and
     administrative.................        178            186             --             --          364
  Depreciation and amortization of
     other intangibles..............         72             91             --             --          163
                                         ------         ------           ----          -----       ------
                                          1,721          2,250             --           (381)       3,590
                                         ------         ------           ----          -----       ------
OTHER INCOME (EXPENSE)
  Gain (loss) on sale of assets.....         --             --             --             --           --
  Loss on sale of receivables.......         --             (2)            --             --           (2)
  Other income (expense)............        (10)            12             37            (39)          --
                                         ------         ------           ----          -----       ------
                                            (10)            10             37            (39)          (2)
                                         ------         ------           ----          -----       ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES.........        132             44             37            (39)         174
     Interest expense --
       External (net of interest
          capitalized)..............         (1)             6            144             --          149
       Affiliated companies (net of
          interest income)..........         83             (3)           (80)            --           --
     Income tax expense (benefit)...       (144)            24             60             53           (7)
     Minority interest..............         --              6             --             --            6
                                         ------         ------           ----          -----       ------
                                            194             11            (87)           (92)          26
     Equity in net income (loss)
       from affiliated companies....         26             (2)           113           (137)          --
                                         ------         ------           ----          -----       ------
NET INCOME (LOSS)...................     $  220         $    9           $ 26          $(229)      $   26
                                         ======         ======           ====          =====       ======

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET

                                                                           DECEMBER 31, 2005
                                                    ----------------------------------------------------------------
                                                                                  TENNECO
                                                                                    INC.
                                                     GUARANTOR     NONGUARANTOR   (PARENT    RECLASS
                                                    SUBSIDIARIES   SUBSIDIARIES   COMPANY)   & ELIMS    CONSOLIDATED
                                                    ------------   ------------   --------   --------   ------------
                                                                               (MILLIONS)
                      ASSETS
Current assets:
  Cash and cash equivalents.......................     $   31         $  110       $   --    $     --      $  141
  Receivables, net................................        203            675           30        (365)        543
  Inventories.....................................        109            251           --          --         360
  Deferred income taxes...........................         35              7            1          --          43
  Prepayments and other...........................         14             96           --          --         110
                                                       ------         ------       ------    --------      ------
                                                          392          1,139           31        (365)      1,197
                                                       ------         ------       ------    --------      ------
Other assets:
  Investment in affiliated companies..............        436             --        1,032      (1,468)         --
  Notes and advances receivable from affiliates...      3,235            139        4,785      (8,159)         --
  Long-term notes receivable, net.................          2             21           --          --          23
  Goodwill........................................        135             65           --          --         200
  Intangibles, net................................         14             16           --          --          30
  Deferred income taxes...........................        247             60          176        (176)        307
  Other...........................................         37             71           32          --         140
                                                       ------         ------       ------    --------      ------
                                                        4,106            372        6,025      (9,803)        700
                                                       ------         ------       ------    --------      ------
Plant, property, and equipment, at cost...........        921          1,507           --          --       2,428
  Less -- Reserves for depreciation and
    amortization..................................        593            792           --          --       1,385
                                                       ------         ------       ------    --------      ------
                                                          328            715           --          --       1,043
                                                       ------         ------       ------    --------      ------
                                                       $4,826         $2,226       $6,056    $(10,168)     $2,940
                                                       ======         ======       ======    ========      ======


       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of
    long-term debt)
    Short-term debt -- non-affiliated.............     $   --         $   22       $   --    $     --      $   22
    Short-term debt -- affiliated.................        128            124           10        (262)         --
  Trade payables..................................        219            526           --         (94)        651
  Accrued taxes...................................        (29)            22           38          --          31
  Other...........................................        132            113           38          (8)        275
                                                       ------         ------       ------    --------      ------
                                                          450            807           86        (364)        979
Long-term debt-non-affiliated.....................         --             12        1,344          --       1,356
Long-term debt-affiliated.........................      3,541            126        4,492      (8,159)         --
Deferred income taxes.............................        182             80           --        (176)         86
Postretirement benefits and other liabilities.....        265             90            5           6         366
Commitments and contingencies
Minority interest.................................         --             24           --          --          24
Shareholders' equity..............................        388          1,087          129      (1,475)        129
                                                       ------         ------       ------    --------      ------
                                                       $4,826         $2,226       $6,056    $(10,168)     $2,940
                                                       ======         ======       ======    ========      ======

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET

                                                                       DECEMBER 31, 2004
                                             ----------------------------------------------------------------------
                                                                            TENNECO INC.
                                              GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                             SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                             ------------   ------------   ---------------   -------   ------------
                                                                           (MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents................     $  140         $   74          $   --        $    --      $  214
  Receivables, net.........................        122            588              27           (249)        488
  Inventories..............................        116            280              --             --         396
  Deferred income taxes....................         59             10              23            (22)         70
  Prepayments and other....................         12            112              --             --         124
                                                ------         ------          ------        -------      ------
                                                   449          1,064              50           (271)      1,292
                                                ------         ------          ------        -------      ------
Other assets:
  Investment in affiliated companies.......        396             --             980         (1,376)         --
  Notes and advances receivable from
    affiliates.............................      3,060             87           4,588         (7,735)         --
  Long-term notes receivable, net..........          2             22              --             --          24
  Goodwill.................................        136             60              --             --         196
  Intangibles, net.........................         14             10              --             --          24
  Deferred income taxes....................        275             29             179           (179)        304
  Other....................................         37             73              35             --         145
                                                ------         ------          ------        -------      ------
                                                 3,920            281           5,782         (9,290)        693
                                                ------         ------          ------        -------      ------
Plant, property, and equipment, at cost....        894          1,557              --             --       2,451
  Less -- Reserves for depreciation and
    amortization...........................        553            764              --             --       1,317
                                                ------         ------          ------        -------      ------
                                                   341            793              --             --       1,134
                                                ------         ------          ------        -------      ------
                                                $4,710         $2,138          $5,832        $(9,561)     $3,119
                                                ======         ======          ======        =======      ======

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
    maturities of long-term debt)
    Short-term debt -- non-affiliated......     $   --         $   14          $    5        $    --      $   19
    Short-term debt -- affiliated..........         93             69              10           (172)         --
  Trade payables...........................        218            552              --            (74)        696
  Accrued taxes............................         25             21              --            (22)         24
  Other....................................        135            141              34             (2)        308
                                                ------         ------          ------        -------      ------
                                                   471            797              49           (270)      1,047
Long-term debt-non-affiliated..............         --             16           1,385             --       1,401
Long-term debt-affiliated..................      3,408             79           4,248         (7,735)         --
Deferred income taxes......................        242             63              --           (179)        126
Postretirement benefits and other
  liabilities..............................        261             95              --              6         362
Commitments and contingencies
Minority interest..........................         --             24              --             --          24
Shareholders' equity.......................        328          1,064             150         (1,383)        159
                                                ------         ------          ------        -------      ------
                                                $4,710         $2,138          $5,832        $(9,561)     $3,119
                                                ======         ======          ======        =======      ======

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                           YEAR ENDED DECEMBER 31, 2005
                                      ----------------------------------------------------------------------
                                                                     TENNECO INC.
                                       GUARANTOR     NONGUARANTOR       (PARENT       RECLASS
                                      SUBSIDIARIES   SUBSIDIARIES      COMPANY)       & ELIMS   CONSOLIDATED
                                      ------------   ------------   ---------------   -------   ------------
                                                                    (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............     $ 208          $ 164            $(238)        $  --       $ 134
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets............................         3              1               --            --           4
Expenditures for plant, property,
  and equipment.....................       (53)           (91)              --            --        (144)
Expenditures for software related
  intangible assets.................        (6)            (8)              --            --         (14)
Acquisition of businesses...........        --            (14)              --            --         (14)
Investments and other...............         3             (2)              --            --           1
                                         -----          -----            -----         -----       -----
Net cash used by investing
  activities........................       (53)          (114)              --            --        (167)
                                         -----          -----            -----         -----       -----
FINANCING ACTIVITIES
Issuance of common shares...........        --             --                7            --           7
Issuance of long-term debt..........        --              1               --            --           1
Retirement of long-term debt........        --             (3)             (42)           --         (45)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt......        --              1               --            --           1
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........      (264)            (9)             273            --           0
                                         -----          -----            -----         -----       -----
Net cash provided (used) by
  financing activities..............      (264)           (10)             238            --         (36)
                                         -----          -----            -----         -----       -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................        --             (4)              --            --          (4)
                                         -----          -----            -----         -----       -----
Increase (decrease) in cash and cash
  equivalents.......................      (109)            36               --            --         (73)
Cash and cash equivalents, January
  1.................................       140             74               --            --         214
                                         -----          -----            -----         -----       -----
Cash and cash equivalents, December
  31 (Note).........................     $  31          $ 110            $  --         $  --       $ 141
                                         =====          =====            =====         =====       =====

---------------

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                           YEAR ENDED DECEMBER 31, 2004
                                     ------------------------------------------------------------------------
                                                                    TENNECO INC.
                                      GUARANTOR     NONGUARANTOR       (PARENT        RECLASS
                                     SUBSIDIARIES   SUBSIDIARIES      COMPANY)        & ELIMS    CONSOLIDATED
                                     ------------   ------------   ---------------   ---------   ------------
                                                                    (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities.............     $ 311          $ 164            $(262)         $  --        $ 213
                                        -----          -----            -----          -----        -----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets...........................        --             15               --             --           15
Expenditures for plant, property,
  and equipment....................       (40)           (90)              --             --         (130)
Expenditures for software related
  intangible assets................        (5)            (8)              --             --          (13)
Investments and other..............        --             (1)              --             --           (1)
                                        -----          -----            -----          -----        -----
Net cash used by investing
  activities.......................       (45)           (84)              --             --         (129)
                                        -----          -----            -----          -----        -----
FINANCING ACTIVITIES
Issuance of common shares..........        --             --               10             --           10
Issuance of long-term debt.........        --             --              500             --          500
Debt issuance cost on long-term
  debt.............................        --             --              (13)            --          (13)
Retirement of long-term debt.......        --             (3)            (505)            --         (508)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt.....        --             (1)              --             --           (1)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations.........      (196)           (74)             270             --           --
Other..............................        --             --               --             --           --
                                        -----          -----            -----          -----        -----
Net cash provided (used) by
  financing activities.............      (196)           (78)             262             --          (12)
                                        -----          -----            -----          -----        -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents......................        --             (3)              --             --           (3)
                                        -----          -----            -----          -----        -----
Increase (decrease) in cash and
  cash equivalents.................        70             (1)              --             --           69
Cash and cash equivalents, January
  1................................        70             75               --             --          145
                                        -----          -----            -----          -----        -----
Cash and cash equivalents, December
  31 (Note)........................     $ 140          $  74            $  --          $  --        $ 214
                                        =====          =====            =====          =====        =====

---------------

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                            YEAR ENDED DECEMBER 31, 2003
                                      -------------------------------------------------------------------------
                                                                     TENNECO INC.
                                       GUARANTOR     NONGUARANTOR       (PARENT        RECLASS
                                      SUBSIDIARIES   SUBSIDIARIES      COMPANY)        & ELIMS     CONSOLIDATED
                                      ------------   ------------   ---------------   ----------   ------------
                                                                     (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............     $ 261          $ 210            $(182)         $  --         $ 289
                                         -----          -----            -----          -----         -----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets............................         1              7               --             --             8
Expenditures for plant, property,
  and equipment.....................       (44)           (86)              --             --          (130)
Expenditures for software related
  intangible assets.................        (2)            (6)              --             --            (8)
Investments and other...............        --             (5)              --             --            (5)
                                         -----          -----            -----          -----         -----
Net cash used by investing
  activities........................       (45)           (90)              --             --          (135)
                                         -----          -----            -----          -----         -----
FINANCING ACTIVITIES
Issuance of common shares...........        --             --               --             --            --
Issuance of long-term debt..........        --             --              891             --           891
Debt issuance cost on long-term
  debt..............................        --             --              (27)            --           (27)
Retirement of long-term debt........        --             (3)            (788)            --          (791)
Net increase (decrease) in
  short-term debt excluding current
  maturities of long-term debt......        --             (1)            (120)            --          (121)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........      (148)           (77)             225             --            --
Other...............................        --             (2)               1             --            (1)
                                         -----          -----            -----          -----         -----
Net cash provided (used) by
  financing activities..............      (148)           (83)             182             --           (49)
                                         -----          -----            -----          -----         -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................        --            (14)              --             --           (14)
                                         -----          -----            -----          -----         -----
Increase (decrease) in cash and cash
  equivalents.......................        68             23               --             --            91
Cash and cash equivalents, January
  1.................................         2             52               --             --            54
                                         -----          -----            -----          -----         -----
Cash and cash equivalents, December
  31 (Note).........................     $  70          $  75            $  --          $  --         $ 145
                                         =====          =====            =====          =====         =====

---------------

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         INCOME BEFORE
                                                           NET SALES   INTEREST EXPENSE,
                                                              AND        INCOME TAXES
                                                           OPERATING     AND MINORITY      NET INCOME
QUARTER                                                    REVENUES        INTEREST          (LOSS)
-------                                                    ---------   -----------------   ----------
                                                                           (MILLIONS)
2005
  1st....................................................   $1,101           $ 44             $  7
  2nd....................................................    1,180             83               33
  3rd....................................................    1,096             50               10
  4th....................................................    1,064             38                8
                                                            ------           ----             ----
                                                            $4,441           $215             $ 58
                                                            ======           ====             ====
2004
  1st....................................................   $1,033           $ 33             $ (2)
  2nd....................................................    1,113             76               30
  3rd....................................................      996             44                6
  4th....................................................    1,071             21              (19)
                                                            ------           ----             ----
                                                            $4,213           $174             $ 15
                                                            ======           ====             ====

                                                                   BASIC            DILUTED
                                                              EARNINGS (LOSS)   EARNINGS (LOSS)
                                                               PER SHARE OF      PER SHARE OF
QUARTER                                                        COMMON STOCK      COMMON STOCK
-------                                                       ---------------   ---------------
2005
  1st.......................................................      $ 0.17            $ 0.16
  2nd.......................................................        0.75              0.71
  3rd.......................................................        0.25              0.23
  4th.......................................................        0.19              0.18
  Full Year.................................................        1.35              1.29
2004
  1st.......................................................      $(0.05)           $(0.05)
  2nd.......................................................        0.73              0.69
  3rd.......................................................        0.15              0.14
  4th.......................................................       (0.45)            (0.45)
  Full Year.................................................        0.37              0.35

------------------

Note: The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

      (The preceding notes are an integral part of the foregoing financial statements.)

                                  SCHEDULE II
                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                 COLUMN A                    COLUMN B          COLUMN C          COLUMN D    COLUMN E
                 --------                    ---------   --------------------   ----------   --------
                                                              ADDITIONS
                                                         --------------------
                                              BALANCE     CHARGED    CHARGED
                                                AT          TO          TO                   BALANCE
                                             BEGINNING   COSTS AND    OTHER                   AT END
DESCRIPTION                                   OF YEAR    EXPENSES    ACCOUNTS   DEDUCTIONS   OF YEAR
-----------                                  ---------   ---------   --------   ----------   --------
                                                                    (MILLIONS)
Allowance for Doubtful Accounts and Notes
  Deducted from Assets to Which it Applies:
  Year Ended December 31, 2005.............     $22         $2        $   1         $6         $19
                                                ===         ==        =====         ==         ===
  Year Ended December 31, 2004.............     $23         $6        $  --         $7         $22
                                                ===         ==        =====         ==         ===
  Year Ended December 31, 2003.............     $22         $6        $  --         $5         $23
                                                ===         ==        =====         ==         ===

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the year covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

     See Item 8, "Financial Statements and Supplementary Data" for management's report on internal control over financial reporting and the report of our independent registered public accounting firm thereon.

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2006 is incorporated herein by reference. In addition, Item 4.1 of this Annual Report on Form 10-K, which appears at the end of Part I, is incorporated herein by reference.

     A copy of our Code of Ethical Conduct for Financial Managers, which applies to our Chief Executive Officer, Chief Financial Officer, Controller and other key financial managers, is filed as Exhibit 14 to this Form 10-K. We have posted a copy of the Code of Ethical Conduct for Financial Managers on our Internet website at www.tenneco.com. We will make a copy of this code available to any person, without charge, upon written request to Tenneco Inc., 500 North Field Drive, Lake Forest, Illinois 60045, Attn: General Counsel. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers of our Code of Ethical Conduct by posting this information on our Internet website at www.tenneco.com.

ITEM 11. EXECUTIVE COMPENSATION.

     The sections entitled "Executive Compensation" and "Election of Directors -- Compensation of Directors" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2006 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The section entitled "Ownership of Common Stock" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2006 is incorporated herein by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table shows, as of December 31, 2005, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered:

                                                         NUMBER OF
                                                      SECURITIES TO BE      WEIGHTED-
                                                        ISSUED UPON      AVERAGE EXERCISE
                                                        EXERCISE OF          PRICE OF         NUMBER OF
                                                        OUTSTANDING        OUTSTANDING       SECURITIES
                                                          OPTIONS,           OPTIONS,       AVAILABLE FOR
                                                        WARRANTS AND       WARRANTS AND        FUTURE
                    PLAN CATEGORY                        RIGHTS(1)            RIGHTS         ISSUANCE(1)
  --------------------------------------------------  ----------------   ----------------   -------------
  EQUITY COMPENSATION PLANS APPROVED BY SECURITY
    HOLDERS:
    Stock Ownership Plan(2).........................     2,631,838(3)         $9.68                  --
    2002 Long-Term Incentive Plan (as amended)......     1,987,957(4)(5)      $8.35(4)          816,694(5)
  EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY
    HOLDERS:
    Supplemental Stock Ownership Plan(6)............       302,300(7)         $8.56                  --

---------------

(1) Reflects the number of shares of the Company's common stock. Does not include 247,196 shares that may be issued in settlement of common stock equivalent units that were credited to outside directors as payment for their retainer fee. In general, these units are settled in cash. At the option of the Company, however, the units may be settled in shares of the Company's common stock.

(2) This plan terminated as to new awards on December 31, 2001 (except awards pursuant to commitments outstanding at that date). Does not include 6,628 shares subject to outstanding restricted stock (vest over time) as of December 31, 2005 that were issued at a weighted-average issue price of $4.65 per share.

(3) At February 28, 2006, due to option exercises since the end of 2005, outstanding awards of options, warrants, and rights granted under this plan covered the delivery of up to 2,191,692 shares of common stock. There were 6,628 shares of restricted stock outstanding under this plan at February 28, 2006.

(4) Does not include 709,229 shares subject to outstanding restricted stock (vest over time) as of December 31, 2005 that were issued at a weighted-average issue price of $11.11 per share. Under this plan, as of December 31, 2005, a maximum of 269,771 shares remained available for delivery under full value awards (i.e., bonus stock, stock equivalent units, performance units, restricted stock and restricted stock units).

(5) At February 28, 2006, due to plan activity since the end of 2005, (i) outstanding awards of options, warrants, and rights granted under this plan covered the delivery of up to 2,123,290 shares of common stock, (ii) 231,534 shares remained available under the plan, of which 115,861 shares could be delivered as full value awards and (iii) 730,847 shares of restricted stock were outstanding under this plan.

(6) The plan described in the table above as not having been approved by security holders is the Tenneco Inc. Supplemental Stock Ownership Plan. This plan, which terminated on December 31, 2001 as to new awards (except awards pursuant to commitments outstanding at that date), originally covered the delivery of up to 1.5 million shares of common stock held in the Company's treasury. This plan was and continues to be administered by the Compensation/Nominating/Governance Committee. The Company's directors, officers and other employees were eligible to receive awards under this plan, although awards under the plan were limited to the Company's non-executive employees. Awards under the plan could take the form of non-statutory stock options, stock appreciation rights, restricted stock, stock equivalent units or performance units. All awards made under this plan were discretionary. The committee determined which eligible persons received awards and determined all terms and conditions (including form, amount and timing) of each award.

(7) At February 28, 2006, due to option exercises since the end of 2005, outstanding awards of options, warrants, and rights granted under this plan covered the delivery of up to 279,300 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The sections entitled "Ratify Appointment of Independent Public
Accountants -- Audit, Audit-Related, Tax and Other Fees" and "Ratify Appointment of Independent Public Accountants -- Pre-Approval Policy" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2006 are incorporated herein by reference.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

                    FINANCIAL STATEMENTS INCLUDED IN ITEM 8

     See "Index to Financial Statements of Tenneco Inc. and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data" for a list of financial statements filed as part of this Report.

                      INDEX TO SCHEDULE INCLUDED IN ITEM 8

                                                               PAGE
                                                               ----
Schedule of Tenneco Inc. and Consolidated
  Subsidiaries -- Schedule II  -- Valuation and qualifying
  accounts -- three years ended December 31, 2005...........    126

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

Schedule I -- Condensed financial information of registrant
Schedule III -- Real estate and accumulated depreciation
Schedule IV -- Mortgage loans on real estate
Schedule V -- Supplemental information concerning property -- casualty insurance operations

                                    EXHIBITS

     The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2005, or incorporated herein by reference (exhibits designated by an asterisk are filed with the report; all other exhibits are incorporated by reference):

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
   2         --   None
   3.1(a)    --   Restated Certificate of Incorporation of the registrant
                  dated December 11, 1996 (incorporated herein by reference
                  from Exhibit 3.1(a) of the registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1997, File No.
                  1-12387).
   3.1(b)    --   Certificate of Amendment, dated December 11, 1996
                  (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1997, File No. 1-12387).
   3.1(c)    --   Certificate of Ownership and Merger, dated July 8, 1997
                  (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1997, File No. 1-12387).
   3.1(d)    --   Certificate of Designation of Series B Junior Participating
                  Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's
                  Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1998, File No. 1-12387).
   3.1(e)    --   Certificate of Elimination of the Series A Participating
                  Junior Preferred Stock of the registrant dated September 11,
                  1998 (incorporated herein by reference from Exhibit 3.1(e)
                  of the registrant's Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1998, File No. 1-12387).
   3.1(f)    --   Certificate of Amendment to Restated Certificate of
                  Incorporation of the registrant dated November 5, 1999
                  (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
   3.1(g)    --   Certificate of Amendment to Restated Certificate of
                  Incorporation of the registrant dated November 5, 1999
                  (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
   3.1(h)    --   Certificate of Ownership and Merger merging Tenneco
                  Automotive Merger Sub Inc. with and into the registrant,
                  dated November 5, 1999 (incorporated herein by reference
                  from Exhibit 3.1(h) of the registrant's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1999, File No.
                  1-12387).
   3.1(i)    --   Certificate of Amendment to Restated Certificate of
                  Incorporation of the registrant dated May 9, 2000
                  (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
   3.1(j)    --   Certificate of Ownership and Merger merging Tenneco Inc.
                  with and into the registrant, dated October 27, 2005
                  (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on Form 8-K dated October 28,
                  2005, File No. 1-12387).
   3.2       --   By-laws of the registrant, as amended October 27, 2005
                  (incorporated herein by reference from Exhibit 99.2 of the registrant's Current Report on Form 8-K dated October 28,
                  2005, File No. 1-12387).

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
   3.3       --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                  ("Global"), as amended (incorporated herein by reference to
                  Exhibit 3.3 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
   3.4       --   By-laws of Global (incorporated herein by reference to
                  Exhibit 3.4 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
   3.5       --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                  (incorporated herein by reference to Exhibit 3.5 to the
                  registrant's Registration Statement on Form S-4, Reg. No.
                  333-93757).
   3.6       --   By-laws of TMC (incorporated herein by reference to Exhibit
                  3.6 to the registrant's Registration Statement on Form S-4,
                  Reg. No. 333-93757).
   3.7       --   Amended and Restated Certificate of Incorporation of Tenneco
                  International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration
                  Statement on Form S-4, Reg. No. 333-93757).
   3.8       --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration
                  Statement on Form S-4, Reg. No. 333-93757).
   3.9       --   Certificate of Incorporation of Clevite Industries Inc.
                  ("Clevite"), as amended (incorporated herein by reference to
                  Exhibit 3.9 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
   3.10      --   By-laws of Clevite (incorporated herein by reference to
                  Exhibit 3.10 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
   3.11      --   Amended and Restated Certificate of Incorporation of the
                  Pullman Company ("Pullman") (incorporated herein by
                  reference to Exhibit 3.11 to the registrant's Registration
                  Statement on Form S-4, Reg. No. 333-93757).
   3.12      --   By-laws of Pullman (incorporated herein by reference to
                  Exhibit 3.12 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
   3.13      --   Certificate of Incorporation of Tenneco Automotive Operating
                  Company Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
   3.14      --   By-laws of Operating (incorporated herein by reference to
                  Exhibit 3.14 to the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
   4.1(a)    --   Rights Agreement dated as of September 8, 1998, by and
                  between the registrant and First Chicago Trust Company of
                  New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form
                  8-K dated September 24, 1998, File No. 1-12387).
   4.1(b)    --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust
                  Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1999,
                  File No. 1-12387).
   4.1(c)    --   Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from
                  Exhibit 4.4(b) of the registrant's Post-Effective Amendment
                  No. 3, dated February 26, 2001, to its Registration
                  Statement on Form 8-A dated September 17, 1998).
   4.2(a)    --   Indenture, dated as of November 1, 1996, between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.1 of the
                  registrant's Registration Statement on Form S-4,
                  Registration No. 333-14003).

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
   4.2(b)    --   First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.3(b) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).
   4.2(c)    --   Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).
   4.2(d)    --   Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the
                  registrant and The Chase Manhattan Bank, as Trustee
                  (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).
   4.2(e)    --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                  Indenture dated November 1, 1996 between The Chase Manhattan
                  Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30,
                  1999, File No. 1-12387).
   4.3       --   Specimen stock certificate for Tenneco Inc. common stock
                  (incorporated herein by reference from Exhibit 4.3 of the
                  registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-12387).
   4.4(a)    --   Indenture dated October 14, 1999 by and between the
                  registrant and The Bank of New York, as trustee
                  (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
   4.4(b)    --   Supplemental Indenture dated November 4, 1999 among Tenneco
                  Automotive Operating Company Inc., Tenneco International
                  Holding Corp., Tenneco Global Holdings Inc., the Pullman
                  Company, Clevite Industries Inc. and TMC Texas Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30,
                  1999, File No. 1-12387).
   4.4(c)    --   Subsidiary Guarantee dated as of October 14, 1999 from
                  Tenneco Automotive Operating Company Inc., Tenneco
                  International Holding Corp., Tenneco Global Holdings Inc.,
                  the Pullman Company, Clevite Industries Inc. and TMC Texas
                  Inc. in favor of The Bank of New York, as trustee
                  (incorporated herein by reference to Exhibit 4.4(c) to the registrant's Registration Statement on Form S-4, Reg. No.
                  333-93757).
   4.5(a)    --   Amended and Restated Credit Agreement, dated as of December
                  12, 2003, among the registrant, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A. and Citicorp North America,
                  Inc., as co-documentation agents, Deutsche Bank Securities
                  Inc., as syndication agent, and JP Morgan Chase Bank, as
                  administrative agent (incorporated herein by reference to
                  Exhibit 4.5(a) to the registrant's Annual Report on Form
                  10-K for the year ended December 31, 2003, File No.
                  1-12387).
   4.5(b)    --   Amended and Restated Guarantee And Collateral Agreement,
                  dated as of November 4, 1999, by Tenneco Inc. and the
                  subsidiary guarantors named therein, in favor of JPMorgan
                  Chase Bank, as Administrative Agent (incorporated herein by reference from Exhibit 4.5(f) to the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 2003,
                  File No. 1-12387).

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
   4.5(c)    --   First Amendment, dated as of April 30, 2004, to the Amended and Restated Credit Agreement dated as of December 12, 2003, among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated
                  herein by reference from Exhibit 4.5(c) to the registrant's
                  Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 2004, File No. 1-12387).
   4.5(d)    --   Second Amendment, dated November 19, 2004, to the Amended
                  and Restated Credit Agreement dated as of December 12, 2003, among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated
                  herein by reference from Exhibit 99.2 of the registrant's
                  Current Report on Form 8-K dated November 19, 2004, File No.
                  1-12387).
   4.5(e)    --   Third Amendment, dated February 17, 2005, to the Amended and
                  Restated Credit Agreement, dated as of December 12, 2003
                  among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K dated February 17, 2005, File No. 1-12387).
   4.5(f)    --   New Lender Supplement, dated as of March 31, 2005, by and
                  among Wachovia Bank, National Association, the registrant
                  and JPMorgan Chase Bank, N.A.; New Lender Supplement, dated as of March 31, 2005, by and among Wells Fargo Foothill,
                  LLC, the registrant and JPMorgan Chase Bank, N.A.; New
                  Lender Supplement, dated as of March 31, 2005, by and among
                  Charter One Bank, NA, the registrant and JPMorgan Chase
                  Bank, N.A. (incorporated herein by reference from Exhibit
                  4.5(f) to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-12387).
   4.5(g)    --   New Lender Supplement, dated as of April 29, 2005, by and
                  among The Bank of Nova Scotia, the registrant and JPMorgan
                  Chase Bank, N.A. (incorporated herein by reference from
                  Exhibit 4.5(g) to the registrant's Quarterly Report on Form
                  10-Q for the quarter ended March 31, 2005, File No.
                  1-12387).
   4.5(h)    --   Fourth Amendment, dated October 7, 2005, to the Amended and
                  Restated Credit Agreement, dated as of December 12, 2003,
                  among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated
                  herein by reference from Exhibit 4.5(h) to the registrant's
                  Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 2005, File No. 1-12387).
   4.5(i)    --   First Amendment, dated October 7, 2005, to the Amended and
                  Restated Guarantee and Collateral Agreement, dated as of
                  November 4, 1999, by the registrant and the subsidiary
                  guarantors named therein, in favor of JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference
                  from Exhibit 4.5(i) to the registrant's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 2005, File No.
                  1-12387).
   4.6(a)    --   Indenture, dated as of June 19, 2003, among the registrant, the subsidiary guarantors named therein and Wachovia Bank,
                  National Association (incorporated herein by reference from
                  Exhibit 4.6(a) to the registrant's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2003, File No. 1-12387).
   4.6(b)    --   Collateral Agreement, dated as of June 19, 2003, by the
                  registrant and the subsidiary guarantors named therein in
                  favor of Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(b) to the registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2003, File No. 1-12387).

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
   4.6(c)    --   Registration Rights Agreement, dated as of June 19, 2003,
                  among the registrant, the subsidiary guarantors named
                  therein, and the initial purchasers named therein, for whom
                  JPMorgan Securities Inc. acted as representative
                  (incorporated herein by reference from Exhibit 4.6(c) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
   4.6(d)    --   Supplemental Indenture, dated as of December 12, 2003, among the registrant, the subsidiary guarantors named therein and
                  Wachovia Bank, National Association (incorporated herein by reference to Exhibit 4.6(d) to the registrant's Annual
                  Report on Form 10-K for the year ended December 31, 2003,
                  File No. 1-12387).
   4.6(e)    --   Registration Rights Agreement, dated as of December 12,
                  2003, among the registrant, the subsidiary guarantors named therein, and the initial purchasers named therein, for whom
                  Banc of America Securities LLC acted as representative agent
                  (incorporated herein by reference to Exhibit 4.5(a) to the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2003, File No. 1-12387).
   4.6(f)    --   Second Supplemental Indenture, dated as of October 28, 2005, among the registrant, the subsidiary guarantors named
                  therein and Wachovia Bank, National Association
                  (incorporated herein by reference from Exhibit 4.6(f) to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-12387).
   4.7       --   Intercreditor Agreement, dated as of June 19, 2003, among
                  JPMorgan Chase Bank, as Credit Agent, Wachovia Bank,
                  National Association, as Trustee and Collateral Agent, and
                  the registrant (incorporated herein by reference from
                  Exhibit 4.7 to the registrant's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2003, File No. 1-12387).
   4.8(a)    --   Indenture, dated as of November 19, 2004, among the
                  registrant, the subsidiary guarantors named therein and The
                  Bank of New York Trust Company (incorporated herein by
                  reference from Exhibit 99.1 of the registrant's Current
                  Report on Form 8-K dated November 19, 2004, File No.
                  1-12387).
   4.8(b)    --   Supplemental Indenture, dated as of March 28, 2005, among
                  the registrant, the guarantors party thereto and the Bank of
                  New York Trust Company, N.A., as trustee (incorporated
                  herein by reference from Exhibit 4.3 to the registrant's
                  Registration Statement on Form S-4, Reg No. 333-123752).
   4.8(c)    --   Registration Rights Agreement, dated as of November 19,
                  2004, among the registrant, the guarantors party thereto and the initial purchasers party thereto (incorporated herein by reference from Exhibit 4.2 to the registrant's Registration
                  Statement on Form S-4, Reg No. 333-123752).
   4.8(d)    --   Second Supplemental Indenture, dated as of October 27, 2005, among the registrant, the guarantors party thereto and the
                  Bank of New York Trust Company, N.A., as trustee
                  (incorporated herein by reference from Exhibit 4.8(d) to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-12387).
   9         --   None
  10.1       --   Distribution Agreement, dated November 1, 1996, by and among
                  El Paso Tennessee Pipeline Co., the registrant, and Newport
                  News Shipbuilding Inc. (incorporated herein by reference
                  from Exhibit 2 of the registrant's Form 10, File No.
                  1-12387).
  10.2       --   Amendment No. 1 to Distribution Agreement, dated as of
                  December 11, 1996, by and among El Paso Tennessee Pipeline
                  Co., the registrant, and Newport News Shipbuilding Inc.
                  (incorporated herein by reference from Exhibit 10.2 of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
  10.3       --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. , the
                  registrant, and Newport News Ship- building Inc.
                  (incorporated herein by reference from Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).
  10.4       --   Benefits Agreement, dated December 11, 1996, by and among El
                  Paso Tennessee Pipeline Co., the registrant, and Newport
                  News Shipbuilding Inc. (incorporated herein by reference
                  from Exhibit 10.4 of the registrant's Annual Report on Form
                  10-K for the year ended December 31, 1996, File No.
                  1-12387).
  10.5       --   Insurance Agreement, dated December 11, 1996, by and among
                  El Paso Tennessee Pipeline Co., the registrant, and Newport
                  News Shipbuilding Inc. (incorporated herein by reference
                  from Exhibit 10.5 of the registrant's Annual Report on Form
                  10-K for the year ended December 31, 1996, File No.
                  1-12387).
  10.6       --   Tax Sharing Agreement, dated December 11, 1996, by and among
                  El Paso Tennessee Pipeline Co., Newport News Shipbuilding
                  Inc., the registrant, and El Paso Natural Gas Company
                  (incorporated herein by reference from Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12387).
  10.7       --   First Amendment to Tax Sharing Agreement, dated as of
                  December 11, 1996, among El Paso Tennessee Pipeline Co., the registrant, El Paso Natural Gas Company and Newport News
                  Shipbuilding Inc. (incorporated herein by reference from
                  Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
 +10.8       --   Value Added 'TAVA' Incentive Compensation Plan, as in effect for periods through December 31, 2005 (incorporated herein by reference from Exhibit 10.8 of the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30,
                  2003, File No. 1-12387).
 +10.9       --   Change of Control Severance Benefits Plan for Key Executives
                  (incorporated herein by reference from Exhibit 10.13 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
 +10.10      --   Stock Ownership Plan (incorporated herein by reference from
                  Exhibit 10.10 of the registrant's Registration Statement on
                  Form S-4, Reg. No. 333-93757).
 +10.11      --   Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.11 to the registrant's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 2000, File No.
                  1-12387).
 +10.12      --   Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.12 to the registrant's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 2000, File No.
                  1-12387).
 +10.13      --   Supplemental Executive Retirement Plan (incorporated herein by reference from Exhibit 10.13 to the registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2000, File No. 1-12387).
  10.14      --   Human Resources Agreement by and between the registrant and
                  Tenneco Packaging Inc. dated November 4, 1999 (incorporated herein by reference to Exhibit 99.1 to the registrant's
                  Current Report on Form 8-K dated November 4, 1999, File No.
                  1-12387).
  10.15      --   Tax Sharing Agreement by and between the registrant and
                  Tenneco Packaging Inc. dated November 3, 1999 (incorporated herein by reference to Exhibit 99.2 to the registrant's
                  Current Report on Form 8-K dated November 4, 1999, File No.
                  1-12387).

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
  10.16      --   Amended and Restated Transition Services Agreement by and
                  between the registrant and Tenneco Packaging Inc. dated as of November 4, 1999 (incorporated herein by reference from
                  Exhibit 10.21 of the registrant's Quarterly Report on Form
                  10-Q for the quarter ended September 30, 1999, File No.
                  1-12387).
  10.17      --   Assumption Agreement among Tenneco Automotive Operating
                  Company Inc., Tenneco International Holding Corp., Tenneco
                  Global Holdings Inc., The Pullman Company, Clevite
                  Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc.
                  and the other Initial Purchasers listed in the Purchase
                  Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.24 of the registrant's
                  Registration Statement on Form S-4, Reg. No. 333-93757).
 +10.18      --   Amendment No. 1 to Change in Control Severance Benefits Plan
                  for Key Executives (incorporated herein by reference from
                  Exhibit 10.23 to the registrant's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 +10.19      --   Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from
                  Exhibit 10.24 to the registrant's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2000, File No. 1-12387).
 +10.20      --   Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 2000, File No.
                  1-12387).
 +10.21      --   Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference
                  from Exhibit 10.28 to the registrant's Annual Report on Form
                  10-K for the year ended December 31, 2000, File No.
                  1-12387).
 +10.22      --   Form of Indemnity Agreement entered into between the
                  registrant and the following directors of the registrant:
                  Paul Stecko, M. Kathryn Eickhoff and Dennis Severance
                  (incorporated herein by reference from Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).
 +10.23      --   Mark P. Frissora Special Appendix under Supplemental
                  Executive Retirement Plan (incorporated herein by reference from Exhibit 10.30 to the registrant's Annual Report on Form
                  10-K for the year ended December 31, 2000, File No.
                  1-12387).
 +10.24      --   Letter Agreement dated as of June 1, 2001 between the
                  registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form
                  10-K for the year ended December 31, 2001. File No.
                  1-12387).
 +10.25      --   2002 Long-Term Incentive Plan (As Amended and Restated
                  Effective March 11, 2003) (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 2003. File No.
                  1-12387).
 +10.26      --   Amendment No. 1 to Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.27 to the registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  2002, File No. 1-12387).
 +10.27      --   Supplemental Stock Ownership Plan (incorporated herein by
                  reference from Exhibit 10.28 to the registrant's Annual
                  Report on Form 10-K for the year ended December 31, 2002,
                  File No. 1-12387).
 +10.28      --   Form of Stock Equivalent Unit Award Agreement under the 2002
                  Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.1 of the registrant's Current
                  Report on Form 8-K dated January 13, 2005, File No.
                  1-12387).

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
 +10.29      --   Form of Stock Option Agreement for employees under the 2002
                  Long-Term Incentive Plan, as amended (providing for a ten
                  year option term) (incorporated herein by reference from
                  Exhibit 99.2 of the registrant's Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
 +10.30      --   Form of Stock Option Agreement for non-employee directors
                  under the 2002 Long-Term Incentive Plan, as amended
                  (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.3 of the registrant's Current
                  Report on Form 8-K dated January 13, 2005, File No.
                  1-12387).
 +10.31      --   Form of Restricted Stock Award Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (three year
                  cliff vesting) (incorporated herein by reference from
                  Exhibit 99.4 of the registrant's Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
 +10.32      --   Form of Restricted Stock Award Agreement for non-employee
                  directors under the 2002 Long-Term Incentive Plan, as
                  amended (incorporated herein by reference from Exhibit 99.5 of the registrant's Current Report on Form 8-K dated January
                  13, 2005, File No. 1-12387).
 +10.33      --   Form of Restricted Stock Award Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (vesting 1/3 annually) (incorporated herein by reference from Exhibit
                  99.1 of the registrant's Current Report on Form 8-K dated
                  January 17, 2005, File No. 1-12387).
 +10.34      --   Form of Stock Option Agreement for employees under the 2002
                  Long-Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from
                  Exhibit 99.2 of the registrant's Current Report on Form 8-K dated January 17, 2005, File No. 1-12387).
 +10.35      --   Form of Stock Option Agreement for non-employee directors
                  under the 2002 Long-Term Incentive Plan, as amended
                  (providing for a seven year option term) (incorporated
                  herein by reference from Exhibit 99.3 of the registrant's
                  Current Report on Form 8-K dated January 17, 2005, File No.
                  1-12387).
 +10.36      --   Form of Performance Share Agreement for non-employee
                  directors under the 2002 Long-Term Incentive Plan, as
                  amended (incorporated herein by reference from Exhibit 10.37 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2004, file No. 1-12387).
*+10.37      --   Summary of 2006 Outside Directors' Compensation.
*+10.38      --   Summary of 2006 Named Executive Officer Compensation.
 +10.39           Amendment No. 1 to the Key Executive Pension Plan
                  (incorporated herein by reference from Exhibit 10.39 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-12387).
 +10.40           Amendment No. 1 to the Supplemental Executive Retirement
                  Plan (incorporated herein by reference from Exhibit 10.40 to the registrant's Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 2005, File No. 1-12387).
 +10.41           Second Amendment to the Key Executive Pension Plan
                  (incorporated herein by reference from Exhibit 10.41 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
 +10.42           Amendment No. 2 to the Deferred Compensation Plan
                  (incorporated herein by reference from Exhibit 10.42 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
 +10.43           Supplemental Retirement Plan (incorporated herein by
                  reference from Exhibit 10.43 to the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 2005,
                  File No. 1-12387).
 +10.44           Mark P. Frissora Special Appendix under Supplemental
                  Retirement Plan (incorporated herein by reference from
                  Exhibit 10.44 to the registrant's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2005, File No. 1-12387).
 +10.45           Supplemental Pension Plan for Management (incorporated
                  herein by reference from Exhibit 10.45 to the registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2005, File No. 1-12387).
 +10.46           Incentive Deferral Plan (incorporated herein by reference
                  from Exhibit 10.46 to the registrant's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 2005, File No. 1-
                  12387).
*+10.47           Amended and Restated Value Added ("TAVA") Incentive
                  Compensation Plan, effective January 1, 2006.
*+10.48           Form of Restricted Stock Award Agreement for non-employee
                  directors under the 2002 Long-Term Incentive Plan, as
                  amended (providing for one year cliff vesting).
  11         --   None.
 *12         --   Computation of Ratio of Earnings to Fixed Charges.
  13         --   None.
  14         --   Tenneco Inc. Code of Ethical Conduct for Financial Managers
                  (incorporated herein by reference from Exhibit 99.3 to the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2002, File No. 1-12387).
  16         --   None.
  18         --   None.
 *21         --   List of Subsidiaries of Tenneco Inc.
  22         --   None.
 *23         --   Consent of Independent Registered Public Accounting firm.
 *24         --   Powers of Attorney.
 *31.1       --   Certification of Mark P. Frissora under Section 302 of the
                  Sarbanes-Oxley Act of 2002.
 *31.2       --   Certification of Kenneth R. Trammell under Section 302 of
                  the Sarbanes-Oxley Act of 2002.
 *32.1       --   Certification of Mark P. Frissora and Kenneth R. Trammell
                  under Section 906 of the Sarbanes-Oxley Act of 2002.
  33         --   None.
  34         --   None.
  35         --   None.
  99         --   None.
 100         --   None.

---------------

* Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.

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

                                          TENNECO INC.

                                          By                  *
                                            ------------------------------------
                                                      Mark P. Frissora
                                            Chairman and Chief Executive Officer

Date: March 15, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on March 15, 2006.

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

                 /s/ TIMOTHY R. DONOVAN                        Executive Vice President, Strategy and
--------------------------------------------------------       Business Development, General Counsel and
                   Timothy R. Donovan                          Director

                           *                                   Executive Vice President and Chief
--------------------------------------------------------       Financial Officer (principal financial
                  Kenneth R. Trammell                          officer)

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

                           *                                   Director
--------------------------------------------------------
                    Roger B. Porter

                           *                                   Director
--------------------------------------------------------
                  David B. Price, Jr.

                           *                                   Director
--------------------------------------------------------
                  Dennis G. Severance

                           *                                   Director
--------------------------------------------------------
                     Paul T. Stecko

                           *                                   Director
--------------------------------------------------------
                   Mitsunobi Takeuchi

                           *                                   Director
--------------------------------------------------------
                     Jane L. Warner

              *By: /s/ TIMOTHY R. DONOVAN
  ---------------------------------------------------
                   Timothy R. Donovan
                    Attorney in fact