Form 10-Q
period 2006-03-31
TENNECO INC
filed 2006-05-10
CIK 1024725

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

                     For the Quarterly Period Ended March 31, 2006

                                          OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934



                         Commission file number 1-12387

                                  TENNECO INC.
             (Exact name of registrant as specified in its charter)



                 DELAWARE                                   76-0515284
      (State or other jurisdiction of          (I.R.S. Employer Identification No.)
      incorporation or organization)

    500 NORTH FIELD DRIVE, LAKE FOREST,                        60045
                 ILLINOIS
 (Address of principal executive offices)                   (Zip Code)


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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [X]   Accelerated Filer [ ]   Non-accelerated  Filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                Yes [ ]     No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, par value $.01 per share: 45,247,685 shares as of April 28, 2006.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS



                                                                           PAGE
                                                                           ----


PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)..............................     5
     Tenneco Inc. and Consolidated Subsidiaries--
       Report of Independent Registered Public Accounting Firm..........     5
       Statements of Income.............................................     6
       Balance Sheets...................................................     7
       Statements of Cash Flows.........................................     8
       Statements of Changes in Shareholders' Equity....................     9
       Statements of Comprehensive Income (Loss)........................    10
       Notes to Consolidated Financial Statements.......................    11
  Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..........................................    29
  Item 3. Quantitative and Qualitative Disclosures About Market Risk....    48
  Item 4. Controls and Procedures.......................................    48
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings.............................................     *
     Item 1A. Risk Factors..............................................    49
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...    49
  Item 3. Defaults Upon Senior Securities...............................     *
  Item 4. Submission of Matters to a Vote of Security Holders...........     *
  Item 5. Other Information.............................................     *
  Item 6. Exhibits......................................................    49


--------

* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"

       PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Part I, Item 2. The words "may," "will," "believe," "should," "could," "plans," "expect," "anticipate," "intends," "estimates," and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

     - changes in automotive manufacturers' production rates and their actual and forecasted requirements for our products, including the overall highly competitive nature of the automotive parts industry, and our resultant inability to realize the sales represented by our awarded book of business (which is based on anticipated pricing for the applicable program over its life, and is subject to increases or decreases due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by customers);

     - the loss of any of our large original equipment manufacturer ("OEM") customers (on whom we depend for a substantial portion of our revenues), or the loss of market shares by these customers if we are unable to achieve increased sales to other OEMs;

     - increases in the costs of raw materials, including our ability to successfully reduce the impact of any such cost increases through materials substitutions, cost reduction initiatives and other methods;

     - the cyclical nature of the global vehicular industry, including the performance of the global aftermarket sector and the longer product lives of automobile parts;

     - changes in consumer demand, prices and our ability to have our products included on top selling vehicles, any shift in consumer preferences to smaller vehicles in light of higher fuel costs and other factors impacting the cyclicality of automotive production and sales of automobiles which include our products, and the potential negative impact on our revenues and margins from such products;

     - our continued success in cost reduction and cash management programs and our ability to execute restructuring and other cost reduction plans and to realize anticipated benefits from these plans;

     - general economic, business and market conditions, including without limitation the financial difficulties facing a number of companies in the automotive industry and the potential impact thereof on labor unrest, supply chain disruptions and weakness in demand;

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

     - the potential negative impact of higher fuel prices on discretionary purchases of aftermarket products by consumers;

     - the cost and outcome of existing and any future legal proceedings;

     - labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers' other suppliers;

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

     - our inability to successfully integrate any acquisitions that we pursue;

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

     - acts of war and terrorism, including, but not limited to, the events taking place in the Middle East, the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the

       United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

     - the timing and occurrence (or non-occurrence) of other transactions, events and circumstances which may be beyond our control.

     The risks included here are not exhaustive. Refer to "Part I, Item 1A--Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2005, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TENNECO INC.

     We have reviewed the accompanying consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of March 31, 2006, and the related consolidated statements of income, comprehensive income (loss), cash flows and changes in shareholders' equity for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of Tenneco Inc.'s management.

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

     As discussed in Note 2, the Company changed its accounting for stock-based compensation expense effective January 1, 2006 upon adoption of Statement of Financial Accounting Standard No. 123(R), "Share-Based Payment."

     We previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of December 31, 2005, and the related consolidated statements of income, cash flows, changes in shareholders' equity and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated March 14, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Chicago, Illinois
May 8, 2006

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          ------------------------
                                                              2006         2005
                                                          -----------  -----------
                                                           (MILLIONS EXCEPT SHARE
                                                                     AND
                                                             PER SHARE AMOUNTS)


REVENUES
  Net sales and operating revenues....................... $     1,132  $     1,101
                                                          -----------  -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation and
     amortization shown below)...........................         921          888
  Engineering, research, and development.................          22           24
  Selling, general, and administrative...................         101           98
  Depreciation and amortization of other intangibles.....          44           46
                                                          -----------  -----------
                                                                1,088        1,056
                                                          -----------  -----------
OTHER EXPENSE............................................          (2)          (1)
                                                          -----------  -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND
  MINORITY INTEREST......................................          42           44
  Interest expense (net of interest capitalized).........          34           32
  Income tax expense.....................................         --             4
  Minority interest......................................           1            1
                                                          -----------  -----------
NET INCOME............................................... $         7  $         7
                                                          ===========  ===========
EARNINGS PER SHARE
Average shares of common stock outstanding--
  Basic..................................................  43,921,691   42,674,558
  Diluted................................................  46,723,181   44,995,875
Basic earnings per share of common stock................. $      0.15  $      0.17
Diluted earnings per share of common stock............... $      0.14  $      0.16



The accompanying notes to financial statements are an integral part of these statements of income.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                             MARCH 31,  DECEMBER 31,
                                                                2006        2005
                                                             ---------  ------------
                                                                    (MILLIONS)



                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $    96      $   141
  Receivables--
     Customer notes and accounts, net.......................      608          515
     Other..................................................       20           28
  Inventories...............................................      392          360
  Deferred income taxes.....................................       44           43
  Prepayments and other.....................................      117          110
                                                              -------      -------
                                                                1,277        1,197
                                                              -------      -------
Other assets:
  Long-term notes receivable, net...........................       24           23
  Goodwill..................................................      200          200
  Intangibles, net..........................................       32           30
  Deferred income taxes.....................................      308          307
  Other.....................................................      139          140
                                                              -------      -------
                                                                  703          700
                                                              -------      -------
Plant, property, and equipment, at cost.....................    2,479        2,428
  Less--Reserves for depreciation and amortization..........   (1,427)      (1,385)
                                                              -------      -------
                                                                1,052        1,043
                                                              -------      -------
                                                              $ 3,032      $ 2,940
                                                              =======      =======

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
     debt)..................................................  $    32      $    22
  Trade payables............................................      729          651
  Accrued taxes.............................................       43           31
  Accrued interest..........................................       33           38
  Accrued liabilities.......................................      188          208
  Other.....................................................       24           29
                                                              -------      -------
                                                                1,049          979
                                                              -------      -------
Long-term debt..............................................    1,352        1,356
                                                              -------      -------
Deferred income taxes.......................................       81           86
                                                              -------      -------
Postretirement benefits.....................................      289          285
                                                              -------      -------
Deferred credits and other liabilities......................       78           81
                                                              -------      -------
Commitments and contingencies
Minority interest...........................................       26           24
                                                              -------      -------
Shareholders' equity:
  Common stock..............................................      --           --
  Premium on common stock and other capital surplus.........    2,781        2,776
  Accumulated other comprehensive loss......................     (265)        (282)
  Retained earnings (accumulated deficit)...................   (2,119)      (2,125)
                                                              -------      -------
                                                                  397          369
  Less--Shares held as treasury stock, at cost..............      240          240
                                                              -------      -------
                                                                  157          129
                                                              -------      -------
                                                              $ 3,032      $ 2,940
                                                              =======      =======




The accompanying notes to financial statements are an integral part of these balance sheets.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                     THREE
                                                                     MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                  -----------
                                                                  2006   2005
                                                                  ----  -----
                                                                   (MILLIONS)


OPERATING ACTIVITIES
Net income....................................................... $  7  $   7
Adjustments to reconcile net income to cash used by operating activities--
  Depreciation and amortization of other intangibles.............   44     46
  Deferred income taxes..........................................    5     (4)
  Stock option expense...........................................    1    --
  Loss on sale of assets, net....................................    1    --
  Changes in components of working capital (net of acquisition)--
     (Increase) decrease in receivables..........................  (82)   (78)
     (Increase) decrease in inventories..........................  (27)   (46)
     (Increase) decrease in prepayments and other current
       assets....................................................  (14)   (23)
     Increase (decrease) in payables.............................   67     21
     Increase (decrease) in accrued taxes........................   (2)   --
     Increase (decrease) in accrued interest.....................   (4)    (3)
     Increase (decrease) in other current liabilities............  (18)    (8)
  Other..........................................................   (1)    (8)
                                                                  ----  -----
Net cash used by operating activities............................  (23)   (96)
                                                                  ----  -----
INVESTING ACTIVITIES
Net proceeds from the sale of assets.............................  --       1
Expenditures for plant, property, and equipment..................  (38)   (32)
Expenditures for software related intangible assets..............   (3)    (3)
Acquisition of businesses (net of cash acquired).................  --     (11)
Investments and other............................................  --       3
                                                                  ----  -----
Net cash used by investing activities............................  (41)   (42)
                                                                  ----  -----
FINANCING ACTIVITIES
Issuance of common shares........................................    8      2
Retirement of long-term debt.....................................   (1)   (41)
Net increase in short-term debt excluding current maturities of
  long-term debt.................................................    9     33
Other............................................................  --       1
                                                                  ----  -----
Net cash provided (used) by financing activities.................   16     (5)
                                                                  ----  -----
Effect of foreign exchange rate changes on cash and cash
  equivalents....................................................    3     (3)
                                                                  ----  -----
Decrease in cash and cash equivalents............................  (45)  (146)
Cash and cash equivalents, January 1.............................  141    214
                                                                  ----  -----
Cash and cash equivalents, March 31 (Note)....................... $ 96  $  68
                                                                  ====  =====
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest......................... $ 34  $  31
Cash paid during the period for income taxes (net of refunds).... $--   $   7



NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to financial statements are an integral part of these statements of cash flows.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                      Three Months Ended March 31,
                                                ----------------------------------------
                                                        2006                 2005
                                                -------------------  -------------------
                                                  SHARES     AMOUNT    SHARES     AMOUNT
                                                ----------  -------  ----------  -------
                                                     (Millions Except Share Amounts)



COMMON STOCK
Balance January 1.............................  44,544,668  $   --   44,275,594  $   --
  Issued pursuant to benefit plans............   1,022,599      --      290,330      --
  Stock options exercised.....................     803,472      --      335,340      --
                                                ----------  -------  ----------  -------
Balance March 31..............................  46,370,739      --   44,901,264      --
                                                ==========           ==========
PREMIUM ON COMMON STOCK AND OTHER CAPITAL
  SURPLUS
Balance January 1.............................                2,776                2,764
  Premium on common stock issued pursuant to
  benefit plans...............................                    5                    4
                                                            -------              -------
Balance March 31..............................                2,781                2,768
                                                            -------              -------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance January 1.............................                 (282)                (185)
  Other comprehensive income (loss)...........                   17                  (35)
                                                            -------              -------
Balance March 31..............................                 (265)                (220)
                                                            -------              -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1.............................               (2,125)              (2,180)
  Net income..................................                    7                    7
  Other.......................................                   (1)                 --
                                                            -------              -------
Balance March 31..............................               (2,119)              (2,173)
                                                            -------              -------
LESS--COMMON STOCK HELD AS TREASURY STOCK, AT
  COST
Balance January 1 and March 31................   1,294,692      240   1,294,692      240
                                                ==========  -------  ==========  -------
       Total..................................              $   157              $   135
                                                            =======              =======




       The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)



                                                      THREE MONTHS ENDED MARCH 31,
                                       ----------------------------------------------------------
                                                   2006                          2005
                                       ----------------------------  ----------------------------
                                        ACCUMULATED                   ACCUMULATED
                                           OTHER                         OTHER
                                       COMPREHENSIVE  COMPREHENSIVE  COMPREHENSIVE  COMPREHENSIVE
                                           INCOME         INCOME         INCOME         INCOME
                                           (LOSS)         (LOSS)         (LOSS)         (LOSS)
                                       -------------  -------------  -------------  -------------
                                                               (MILLIONS)


NET INCOME...........................                      $ 7                           $  7
                                                           ---                           ----
ACCUMULATED OTHER COMPREHENSIVE LOSS
CUMULATIVE TRANSLATION ADJUSTMENT
Balance January 1....................      $(150)                        $ (63)
  Translation of foreign currency
     statements......................         17            17             (35)           (35)
                                           -----                         -----
Balance March 31.....................       (133)                          (98)
                                           -----                         -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
Balance January 1 and March 31.......       (132)                         (122)
                                           -----                         -----
Balance March 31.....................      $(265)                        $(220)
                                           =====           ---           =====           ----
Other comprehensive income (loss)....                       17                            (35)
                                                           ---                           ----
COMPREHENSIVE INCOME (LOSS)..........                      $24                           $(28)
                                                           ===                           ====




       The accompanying notes to financial statements are an integral part of these statements of comprehensive income (loss).

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     (1) As you read the accompanying financial statements and Management's Discussion and Analysis you should also read our Annual Report on Form 10-K for the year ended December 31, 2005.

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

     (2) Equity Plans--In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock equivalent units, stock appreciation rights ("SARs"), and stock options to our directors, officers, and employees. The plan, which terminated as to new awards on December 31, 2001, was renamed the "Stock Ownership Plan." In December 1999, we adopted the Supplemental Stock Ownership Plan, which permitted the granting of a variety of similar awards to our directors, officers and employees. We were authorized to deliver up to about 1.1 million treasury shares of common stock under the Supplemental Stock Ownership Plan, which also terminated as to new awards on December 31, 2001. In March 2002, we adopted the 2002 Long-Term Incentive Plan which permits the granting of a variety of similar awards to our officers, directors and employees. Up to 4 million shares of our common stock have been authorized for delivery under the 2002 Long-Term Incentive Plan. Our nonqualified stock options have 7 to 20 year terms and vest equally over a three year requisite service period from the date of the grant.

     We have granted restricted common stock to our directors and certain key employees. These awards generally require, among other things, that the award holder remains in service to our company during the restriction period. We have also granted stock equivalent units to certain key employees that are payable in cash annually based on the attainment of specified performance goals. The grant value is indexed to the stock price. Each employee granted stock equivalent units receives a percentage of the total grants value. In addition, we have granted SARs to certain key employees in our Asian operations that are payable in cash after a three year requisite service period. The grant value is indexed to the stock price.

     Accounting Methods--Prior to January 1, 2006, we utilized the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, no compensation cost was reflected in net income related to stock options as all options granted under the plans had an exercise price equal to the market price of the underlying common stock on the date of the grant. Compensation cost was previously recognized for restricted stock, stock equivalent units and SARs under this accounting principle.

     Effective January 1, 2006, we adopted Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment," using the modified prospective application method. Under this transition method, compensation cost recognized for the quarter ended March 31, 2006, includes the applicable amounts of: (1) compensation cost of all unvested stock-based awards granted prior to January 1, 2006, based upon the grant

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures, and (2) compensation cost for all stock-based awards granted on or after January 1, 2006, based upon the grant date fair value estimated in accordance with the new provisions of SFAS No. 123(R). Results for prior periods have not been restated.


                                                                  THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                                  ------------
                                                                   2006   2005
                                                                  -----  -----
                                                                    (MILLIONS
                                                                   EXCEPT PER
                                                                      SHARE
                                                                    AMOUNTS)


Net income....................................................... $   7  $   7
Add: Stock-based employee compensation expense included in net income, net of income tax (including actual SFAS No. 123(R)
  total stock-based compensation expense recognized since January
  1, 2006).......................................................     3      1
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of income
  tax............................................................    (3)    (2)
                                                                  -----  -----
Adjusted net income.............................................. $   7  $   6
                                                                  =====  =====
Earnings per share:
Basic--as reported............................................... $0.15  $0.17
Basic--as adjusted for stock-based compensation expense.......... $0.15  $0.16
Diluted--as reported............................................. $0.14  $0.16
Diluted--as adjusted for stock-based compensation expense........ $0.14  $0.15


     Prior to adopting SFAS No. 123(R), we presented all tax benefits related to the exercise of nonqualified stock options as operating cash flows. Under SFAS No. 123(R), only excess tax benefits are recognized as an addition to paid in capital. Cash retained as a result of the excess tax benefits (tax deductions realized in excess of the compensation expense recognized for the exercised stock options) are presented as financing cash flows. The write-off of deferred tax assets related to unrealized tax benefits associated with the recognized compensation cost is reported as income tax expense.

     Effects of Adopting--Compensation expense for restricted stock, stock equivalent units and SARs was, prior to the adoption of SFAS No. 123(R), and continues to be recognized in net income. Compensation expense for these awards, net of tax, was less than $3 million for the quarter ended March 31, 2006 compared to approximately $1 million for the quarter ended March 31, 2005, and was recorded in selling, general, and administrative expense on the statement of income at the corporate level.

     The impact of recognizing compensation expense related to nonqualified stock options is contained in the table below.


                                                                THREE MONTHS ENDED
                                                                  MARCH 31, 2006
                                                                ------------------
                                                                    (MILLIONS)



Selling, general and administrative............................       $    1
                                                                      ------
Loss before interest expense, income taxes and minority
  interest.....................................................           (1)
Income tax benefit.............................................          --
                                                                      ------
Net loss.......................................................       $   (1)
                                                                      ======
Decrease in basic earnings per share...........................       $(0.01)
Decrease in diluted earnings per share.........................       $(0.01)


     For the quarter ended March 31, 2006, the results of adopting SFAS No. 123(R) on our results of operations including nonqualified stock options and other stock-based compensation was additional expense of approximately

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

$1 million or $0.02 per diluted share. Adoption of this accounting standard also increased the calculated number of diluted shares by approximately 0.6 million primarily due to the elimination of excess tax benefits.

     For stock options awarded to retiree eligible employees prior to the adoption of SFAS No. 123(R) we continue to recognize compensation cost over the explicit vesting period and immediately accelerate the recognition of any outstanding compensation cost when employees retire before the end of the explicit vesting period. This methodology has not had a material impact on our recognized compensation cost.

     As of March 31, 2006, there is approximately $4 million, net of tax, of total unrecognized compensation costs related to these stock-based awards that is expected to be recognized over a weighted average period of 1.7 years.

     Cash received from option exercises for the three months ended March 31, 2006, was approximately $3 million. Stock option exercises during the first quarter of 2006 generated an excess tax benefit of approximately $5 million. Pursuant to footnote 82 of FASB 123(R), this benefit was not recorded as we have federal and state net operating losses which are not currently being utilized. As a result, the excess tax benefit had no impact on our financial position or statement of cash flows.

     Assumptions--We calculated the fair values of the awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. Determining the fair value of share-based awards requires judgment in estimating employee and market behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.


                                                                  THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                                  ------------
                                                                   2006   2005
                                                                  -----  -----


Stock Options
Weighted average grant date fair value, per share................ $9.27  $8.22
Weighted average assumptions used:
  Expected volatility............................................  42.6%  43.0%
  Expected lives.................................................   5.1    7.0
  Risk-free interest rates.......................................   4.2%   4.2%
  Dividend yields................................................   0.0%   0.0%


     Effective January 1, 2006, we changed our method of determining volatility on all new options granted after that date to implied volatility rather than an analysis of historical volatility. We believe the market-based measures of implied volatility are currently the best available indicators of the expected volatility used in these estimates. The effect of this change did not have a material impact to our results of operations.

     Expected lives of options are based upon the historical and expected time to post-vesting forfeiture and exercise. We believe this method is the best estimate of the future exercise patterns currently available.

     The risk-free interest rates are based upon the Constant Maturity Rates provided by the U.S. Treasury. For our valuations, we used the continuous rate with a term equal to the expected life of the options.

     On January 10, 2001, we announced that our Board of Directors eliminated the quarterly dividend on our common stock. As a result, there is no dividend yield.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

     Stock Options--The following table reflects the status and activity for all options to purchase common stock for the period indicated:


                                                            THREE MONTHS ENDED
                                                              MARCH 31, 2006
                                           ---------------------------------------------------
                                                                     WEIGHTED AVG.
                                             SHARES   WEIGHTED AVG.    REMAINING     AGGREGATE
                                             UNDER       EXERCISE       LIFE IN      INTRINSIC
                                             OPTION       PRICES         YEARS         VALUE
                                           ---------  -------------  -------------  ----------
                                                                                    (MILLIONS)


Outstanding Stock Options
Outstanding, January 1, 2006.............. 4,922,095      $ 9.08
  Granted.................................   451,750       21.21
  Canceled................................   (15,738)      20.08
  Forfeited...............................    (3,061)       7.35
  Exercised...............................  (803,472)       4.30                        $14
                                           ---------
Outstanding, March 31, 2006............... 4,551,574       11.08          5.5           $49
                                           =========
Exercisable, March 31, 2006............... 3,637,528      $ 9.55          5.6           $45
                                           =========




     Restricted Stock--The following table reflects the status for all nonvested restricted shares for the period indicated:


                                                               THREE MONTHS ENDED
                                                                 MARCH 31, 2006
                                                            -----------------------
                                                             SHARES   WEIGHTED AVG.
                                                              UNDER     GRANT DATE
                                                             OPTION     FAIR VALUE
                                                            --------  -------------


Nonvested Restricted Shares
Nonvested balance at January 1, 2006.......................  533,714      $12.67
  Granted..................................................  249,477       21.23
  Vested................................................... (222,687)      10.94
  Forfeited................................................      --          --
                                                            --------
Nonvested balance at March 31, 2006........................  560,504       17.17
                                                            ========



     The fair value of restricted stock grants is equal to the average market price of the companies stock at the date of grant. As of March 31, 2006, approximately $8 million of total unrecognized compensation costs related to compensation for restricted stock awards is expected to be recognized over a weighted-average period of approximately 2 year.

     Stock Equivalent Units and SAR's--Stock equivalent units and SAR's are paid in cash and recognized as a liability based upon their fair value. As of March 31, 2006, approximately $6 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 1 year.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

     (3) In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2005 resulted in lower interest expense of approximately $2 million for the year. Based upon the LIBOR rate as determined under these agreements of 4.73 percent (which remains in effect until July 15, 2006) and the rates in the market today these swaps are expected to increase our 2006 annual interest expense by $1 million. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. As of March 31, 2006, the fair value of the interest rate swaps was a liability of approximately $9 million which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

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

     In October 2004, we announced a plan to eliminate 250 salaried positions through selected layoffs and an elective early retirement program. The majority of layoffs were at middle and senior management levels. As of March 31, 2006, we have incurred $23 million in severance costs. Of this total, $7 million was recorded in cost of sales and $16 million was recorded in selling, general and administrative expense.

     In February 2006, we decided to reduce the work force at certain of our global locations as part of our ongoing effort to reduce our cost structure. We recorded a pre-tax charge of $3 million during the first quarter of 2006 for severance and other benefits related to these reductions in force, substantially all of which have been paid in cash.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

     In addition to the announced actions, we will continue to evaluate additional opportunities and expect that we will initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution and manufacturing footprint for the future. We expect to continue to undertake additional restructuring actions as deemed necessary, however, there can be no assurances we will undertake such actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

     We incurred $6 million in restructuring and restructuring-related costs during the first quarter of 2006. Including the costs incurred in 2002 through 2005 of $71 million, we have incurred a total of $77 million for activities related to our restructuring initiatives.

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we were allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives over the 2002 to 2006 time period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. In February of 2005, our senior credit facility was amended to exclude all remaining cash charges and expenses related to restructuring initiatives started on or before February 21, 2005. As of March 31, 2006, we have excluded $62 million in allowable charges relating to restructuring initiatives previously started.

     Under our amended facility, we are allowed to exclude up to an additional $60 million of cash charges and expenses, before taxes, related to restructuring activities initiated after February 21, 2005 from the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2006, we have excluded $15 million in allowable charges relating to restructuring initiatives against the $60 million available under the terms of the February 2005 amendment to the senior credit facility.

     (5) We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

     As of March 31, 2006, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs to be approximately $9 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Chinese joint ventures is currently under investigation by Chinese government officials related to whether the joint venture applied the proper tariff code to certain of its imports. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

     We provide warranties on some of our products. The warranty terms vary but range from one year up to limited lifetime warranties on some of our premium aftermarket products. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified on OE products. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. We actively study trends of warranty claims and take action to improve product quality and minimize warranty claims. We believe that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. The reserve is included in current liabilities on the balance sheet.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

     Below is a table that shows the activity in the warranty accrual accounts:


                                                                    THREE MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                                   --------------
                                                                   2006      2005
                                                                   ----      ----
                                                                     (MILLIONS)


Beginning Balance.................................................  $22       $19
Accruals related to product warranties............................    5         3
Reductions for payments made......................................   (4)       (3)
                                                                    ---       ---
Ending Balance....................................................  $23       $19
                                                                    ===       ===



     (6) In March 2005, the FASB issued Interpretation No. ("FIN") 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. 46" (revised December
2003). The statement addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or potential VIE when specific conditions exist. The guidance should be applied in the first reporting period beginning after March 3, 2005. The adoption of FSP No. FIN 46(R)-5 did not have an impact on our consolidated financial statements.

     In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations." This interpretation clarifies that the term conditional asset retirement obligation as used in FASB No. 143, "Accounting for Conditional Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation was effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on our financial position or results of operation.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Corrections," which supersedes APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our financial position or results of operation.

     In June 2005, the FASB issued Staff Position ("FSP") No. 143-1, "Accounting for Electronic Equipment Waste Obligations." This statement addresses the accounting for obligations associated with Directive 2005/96/ EC on Waste Electrical and Electronic Equipment adopted by the European Union. The Directive distinguishes between "new" and "historical" waste. The guidance should be applied the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP No. 143-1 did not have a material impact on our financial position or results of operations.

     In November 2005, the FASB issued FSP FAS 123(R)-3, "Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards." This FSP requires an entity to follow either the transition guidance for the additional paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

     (7) We entered into an agreement to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party, net of a factoring discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $147 million at both

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

March 31, 2006 and 2005, respectively. We recognized a loss of slightly greater than $1 million for the quarter ended March 31, 2006, and less than $1 million for the quarter ended March 31, 2005, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, which has averaged approximately 6 percent during 2006. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

     (8) Earnings per share of common stock outstanding were computed as follows:


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           ------------------------
                                                               2006         2005
                                                           -----------  -----------
                                                            (MILLIONS EXCEPT SHARE
                                                            AND PER SHARE AMOUNTS)

Basic earnings per share--
  Income.................................................  $         7  $         7
                                                           ===========  ===========
  Average shares of common stock outstanding.............   43,921,691   42,674,558
                                                           ===========  ===========
  Earnings per average share of common stock.............  $      0.15  $      0.17
                                                           ===========  ===========
Diluted earnings per share--
  Income.................................................  $         7  $         7
                                                           ===========  ===========
  Average shares of common stock outstanding.............   43,921,691   42,674,558
  Effect of dilutive securities:
     Restricted stock....................................      456,601      313,372
     Stock options.......................................    2,344,889    2,007,945
                                                           -----------  -----------
  Average shares of common stock outstanding including
     dilutive securities.................................   46,723,181   44,995,875
                                                           ===========  ===========
  Earnings per average share of common stock.............  $      0.14  $      0.16
                                                           ===========  ===========



     Options to purchase 630,992 and 1,249,391 shares of common stock were outstanding at March 31, 2006 and 2005, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the quarters ended March 31, 2006 and 2005, respectively.

     (9) Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                 ----------------------------------------
                                                                              2006   2005
                                                     2006           2005      ----   ----
                                                 ------------  -------------  POSTRETIRE-
                                                           PENSION                MENT
                                                 ---------------------------  -----------
                                                  US  FOREIGN   US   FOREIGN   US     US
                                                 ---  -------  ----  -------  ----   ----
                                                                (MILLIONS)


Service cost--benefits earned during the year..  $ 4    $  2   $  5    $  2   $  1   $  1
Interest cost..................................    5       4      4       4      2      2
Expected return on plan assets.................   (5)     (4)    (4)     (4)   --     --
Net amortization:
  Actuarial loss...............................    1       1      1       1      2      2
  Prior service cost...........................    1     --     --      --      (2)    (2)
                                                 ---    ----   ----    ----   ----   ----
Net pension and postretirement costs...........  $ 6    $  3   $  6    $  3   $  3   $  3
                                                 ===    ====   ====    ====   ====   ====



     For the three months ended March 31, 2006, we made pension contributions of approximately $4 million for our domestic pension plans and $2 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to make approximately $31 million in contributions for the remainder of 2006.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

     We made postretirement contributions of approximately $2 million during the first three months of 2006. Based on current actuarial estimates, we believe we will be required to make approximately $7 million in contributions for the remainder of 2006.

     (10) We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $1 million at both March 31, 2006 and 2005, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

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

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities and cash management requirements for some of our subsidiaries totaling $15 million. We have also issued $20 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

     Interest Rate Swaps--In April 2004, we hedged our exposure to fixed interest rates by entering into fixed-to-floating interest rate swaps covering $150 million of our fixed interest rate debt. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and as such are recorded on the balance sheet at fair value as a long-term asset or liability with an offset to the underlying hedged item, which is long-term debt. The cost of replacing these contracts in the event of non-performance by the counterparties was not material. These hedges are effective, so we have not recognized in earnings any amounts related to the ineffectiveness of the interest rate swaps. No amounts were excluded from the assessment of hedge effectiveness.

     Negotiable Financial Instruments--One of our European subsidiaries receives payment from one of its OE customers whereby the account receivables are satisfied through the delivery of negotiable financial instruments. These financial instruments are then sold at a discount to a European bank. The sales of these financial instruments are not included in the account receivables sold in 2005. Any of these financial instruments which were not sold as of March 31, 2006 and 2005 are classified as other current assets and are excluded from our definition of cash equivalents. We had sold approximately $26 million of these instruments at March 31, 2006 and $31 million at March 31, 2005.

     In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $4 million at March 31, 2006 and are classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $8 million at March 31, 2006 and are classified as other current assets. One of our Chinese subsidiaries is required to maintain a cash balance at a financial institution issuing the financial instruments which are used to satisfy vendor payments. The balance totaled approximately $1 million at March 31, 2006 and is classified as cash and cash equivalents.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

     (11) In October 2004 and July 2005, we announced changes in the structure of our organization which changed the components of our reportable segments. The European segment now includes the South American and Indian operations. The Asia Pacific segment includes our other Asian and Australian operations. While this had no impact on our consolidated results, it changed our segment results. You should note that we have reclassified prior year's segment data where appropriate to conform to the 2006 presentations.

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

     The following table summarizes certain Tenneco segment information:


                                                                SEGMENT
                                           -------------------------------------------------
                                            NORTH             ASIA   RECLASS &
                                           AMERICA  EUROPE  PACIFIC    ELIMS    CONSOLIDATED
                                           -------  ------  -------  ---------  ------------
                                                               (MILLIONS)


AT MARCH 31, 2006, AND FOR THE THREE
  MONTHS THEN ENDED
Revenues from external customers..........  $  515  $  526    $ 91      $--        $1,132
Intersegment revenues.....................       2      16       3       (21)         --
Income before interest expense, income
  taxes, and minority interest............      34       8     --        --            42
Total assets..............................   1,363   1,366     256        47        3,032
AT MARCH 31, 2005, AND FOR THE THREE
  MONTHS THEN ENDED
Revenues from external customers..........  $  505  $  514    $ 82      $--        $1,101
Intersegment revenues.....................       1      15       3       (19)         --
Income before interest expense, income
  taxes, and minority interest............      37       5       2       --            44
Total assets, as adjusted.................   1,282   1,418     252       109        3,061


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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)



                                                 FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                     -----------------------------------------------------------------
                                                                 TENNECO INC.
                                       GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                     SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                     ------------  ------------  ------------  ---------  ------------
                                                                 (MILLIONS)


REVENUES
  Net sales and operating
     revenues--
     External......................      $504          $628          $--         $ --        $1,132
     Affiliated companies..........        21           122           --          (143)         --
                                         ----          ----          ----        -----       ------
                                          525           750           --          (143)       1,132
                                         ----          ----          ----        -----       ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).....       419           645           --          (143)         921
  Engineering, research, and
     development...................         8            14           --           --            22
  Selling, general, and
     administrative................        44            57           --           --           101
  Depreciation and amortization of
     other intangibles.............        17            27           --           --            44
                                         ----          ----          ----        -----       ------
                                          488           743           --          (143)       1,088
                                         ----          ----          ----        -----       ------
OTHER INCOME (EXPENSE).............         2            (4)          --           --            (2)
                                         ----          ----          ----        -----       ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES........................        39             3           --           --            42
  Interest expense--
     External (net of interest
       capitalized)................       --              1            33          --            34
     Affiliated companies (net of
       interest income)............        37            (3)          (34)         --           --
  Income tax expense (benefit).....         4             2            12          (18)         --
  Minority interest................       --              1           --           --             1
                                         ----          ----          ----        -----       ------
                                           (2)            2           (11)          18            7
  Equity in net income (loss) from
     affiliated companies..........         3           --             18          (21)         --
                                         ----          ----          ----        -----       ------
NET INCOME (LOSS)..................      $  1          $  2          $  7        $  (3)      $    7
                                         ====          ====          ====        =====       ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)



                                                 FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                     -----------------------------------------------------------------
                                                                 TENNECO INC.
                                       GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                     SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                     ------------  ------------  ------------  ---------  ------------
                                                                 (MILLIONS)


REVENUES
  Net sales and operating
     revenues--
     External......................      $521          $580          $--         $ --        $1,101
     Affiliated companies..........        17           130           --          (147)         --
                                         ----          ----          ----        -----       ------
                                          538           710           --          (147)       1,101
                                         ----          ----          ----        -----       ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).....       427           608           --          (147)         888
  Engineering, research, and
     development...................        14            10           --           --            24
  Selling, general, and
     administrative................        40            58           --           --            98
  Depreciation and amortization of
     other intangibles.............        18            28           --           --            46
                                         ----          ----          ----        -----       ------
                                          499           704           --          (147)       1,056
                                         ----          ----          ----        -----       ------
OTHER INCOME (EXPENSE).............         2            (3)          --           --            (1)
                                         ----          ----          ----        -----       ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES........................        41             3           --           --            44
  Interest expense--
     External (net of interest
       capitalized)................       --              1            31          --            32
     Affiliated companies (net of
       interest income)............        27            (2)          (25)         --           --
  Income tax expense (benefit).....        13             1            (3)          (7)           4
  Minority interest................       --              1           --           --             1
                                         ----          ----          ----        -----       ------
                                            1             2            (3)           7            7
  Equity in net income (loss) from
     affiliated companies..........         8           --             10          (18)         --
                                         ----          ----          ----        -----       ------
NET INCOME (LOSS)..................      $  9          $  2          $  7        $ (11)      $    7
                                         ====          ====          ====        =====       ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                                  BALANCE SHEET



                                                               MARCH 31, 2006
                                     -----------------------------------------------------------------
                                                                 TENNECO INC.
                                       GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                     SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                     ------------  ------------  ------------  ---------  ------------
                                                                 (MILLIONS)


               ASSETS
Current assets:
  Cash and cash equivalents........     $  --         $   96        $  --       $    --      $   96
  Receivables, net.................        213           743            66          (394)       628
  Inventories......................        118           274           --            --         392
  Deferred income taxes............         37             7             2            (2)        44
  Prepayments and other............         15           102           --            --         117
                                        ------        ------        ------      --------     ------
                                           383         1,222            68          (396)     1,277
                                        ------        ------        ------      --------     ------
Other assets:
  Investment in affiliated
     companies.....................        443           --          1,055        (1,498)       --
  Notes and advances receivable
     from affiliates...............      3,311           193         4,827        (8,331)       --
  Long-term notes receivable, net..          2            22           --            --          24
  Goodwill.........................        135            65           --            --         200
  Intangibles, net.................         13            19           --            --          32
  Deferred income taxes............        252            57           197          (198)       308
  Other............................         36            70            31             2        139
                                        ------        ------        ------      --------     ------
                                         4,192           426         6,110       (10,025)       703
                                        ------        ------        ------      --------     ------
Plant, property, and equipment, at
  cost.............................        939         1,540           --            --       2,479
  Less--Reserves for depreciation
     and amortization..............        605           822           --            --       1,427
                                        ------        ------        ------      --------     ------
                                           334           718           --            --       1,052
                                        ------        ------        ------      --------     ------
                                        $4,909        $2,366        $6,178      $(10,421)    $3,032
                                        ======        ======        ======      ========     ======
          LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including
     current maturities of long-
     term debt)
     Short-term debt--non-
     affiliated....................     $  --         $   20        $   12      $    --      $   32
     Short-term debt--affiliated...          1           255            10          (266)       --
  Trade payables...................        237           570           --            (78)       729
  Accrued taxes....................         74            18           --            (49)        43
  Other............................        160           101            33           (49)       245
                                        ------        ------        ------      --------     ------
                                           472           964            55          (442)     1,049
Long-term debt--non-affiliated.....        --             11         1,340             1      1,352
Long-term debt--affiliated.........      3,642            71         4,618        (8,331)       --
Deferred income taxes..............        158            82           --           (159)        81
Postretirement benefits and other
  liabilities......................        264            89             8             6        367
Commitments and contingencies
Minority interest..................        --             26           --            --          26
Shareholders' equity...............        373         1,123           157        (1,496)       157
                                        ------        ------        ------      --------     ------
                                        $4,909        $2,366        $6,178      $(10,421)    $3,032
                                        ======        ======        ======      ========     ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                                  BALANCE SHEET



                                                               MARCH 31, 2005
                                     -----------------------------------------------------------------
                                                                 TENNECO INC.
                                       GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                     SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                     ------------  ------------  ------------  ---------  ------------
                                                                 (MILLIONS)


               ASSETS
Current assets:
  Cash and cash equivalents........     $  --         $   68        $  --       $   --       $   68
  Receivables, net.................        154           579            25         (202)        556
  Inventories......................        134           301           --           --          435
  Deferred income taxes............         59            10            36          (35)         70
  Prepayments and other............         22           121           --           --          143
                                        ------        ------        ------      -------      ------
                                           369         1,079            61         (237)      1,272
                                        ------        ------        ------      -------      ------
Other assets:
  Investment in affiliated
     companies.....................        428           --            958       (1,386)        --
  Notes and advances receivable
     from affiliates...............      3,096            14         4,680       (7,790)        --
  Long-term notes receivable, net..          2            19           --           --           21
  Goodwill.........................        136            60           --           --          196
  Intangibles, net.................         13            10           --           --           23
  Deferred income taxes............        257            52           178         (178)        309
  Other............................         35            75            35          --          145
                                        ------        ------        ------      -------      ------
                                         3,967           230         5,851       (9,354)        694
                                        ------        ------        ------      -------      ------
Plant, property, and equipment, at
  cost.............................        897         1,521           --           --        2,418
  Less--Reserves for depreciation
     and amortization..............        562           761           --           --        1,323
                                        ------        ------        ------      -------      ------
                                           335           760           --           --        1,095
                                        ------        ------        ------      -------      ------
                                        $4,671        $2,069        $5,912      $(9,591)     $3,061
                                        ======        ======        ======      =======      ======
          LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including
     current maturities of long-
     term debt)
     Short-term debt--non-
     affiliated....................     $  --         $   18        $   30      $   --       $   48
     Short-term debt--affiliated...         20            95            10         (125)        --
  Trade payables...................        233           547           --           (73)        707
  Accrued taxes....................         32            14           --           (21)         25
  Other............................        128           126            31           (3)        282
                                        ------        ------        ------      -------      ------
                                           413           800            71         (222)      1,062
Long-term debt-non-affiliated......        --             14         1,346          --        1,360
Long-term debt-affiliated..........      3,434           --          4,356       (7,790)        --
Deferred income taxes..............        257            66           --          (198)        125
Postretirement benefits and other
  liabilities......................        260            84             4            6         354
Commitments and contingencies
Minority interest..................        --             25           --           --           25
Shareholders' equity...............        307         1,080           135       (1,387)        135
                                        ------        ------        ------      -------      ------
                                        $4,671        $2,069        $5,912      $(9,591)     $3,061
                                        ======        ======        ======      =======      ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                             STATEMENT OF CASH FLOWS



                                                      THREE MONTHS ENDED MARCH 31, 2006
                                      -----------------------------------------------------------------
                                                                  TENNECO INC.
                                        GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                      SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                      ------------  ------------  ------------  ---------  ------------
                                                                  (MILLIONS)


OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............      $ 33          $ 12          $(68)        $--         $(23)
                                          ----          ----          ----         ----        ----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets............................       --            --            --           --          --
Expenditures for plant, property,
  and equipment.....................       (21)          (17)          --           --          (38)
Expenditures for software related
  intangible assets.................        (1)           (2)          --           --           (3)
Acquisition of businesses...........       --            --            --           --          --
Investments and other...............       --            --            --           --          --
                                          ----          ----          ----         ----        ----
Net cash used by investing
  activities........................       (22)          (19)          --           --          (41)
                                          ----          ----          ----         ----        ----
FINANCING ACTIVITIES
Issuance of common shares...........       --            --              8          --            8
Retirement of long-term debt........       --             (1)          --           --           (1)
Net increase (decrease) in short-
  term debt excluding current
  maturities of long-term debt......       --             (3)           12          --            9
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........       (42)           (6)           48          --          --
Other...............................       --            --            --           --          --
                                          ----          ----          ----         ----        ----
Net cash provided (used) by
  financing activities..............       (42)          (10)           68          --           16
                                          ----          ----          ----         ----        ----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................       --              3           --           --            3
                                          ----          ----          ----         ----        ----
Decrease in cash and cash
  equivalents.......................       (31)          (14)          --           --          (45)
Cash and cash equivalents, January
  1.................................        31           110           --           --          141
                                          ----          ----          ----         ----        ----
Cash and cash equivalents, March 31
  (Note)............................      $--           $ 96          $--          $--         $ 96
                                          ====          ====          ====         ====        ====




NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                             STATEMENT OF CASH FLOWS


                                                   THREE MONTHS ENDED MARCH 31, 2005
                                   -----------------------------------------------------------------
                                                               TENNECO INC.
                                     GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                   SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                   ------------  ------------  ------------  ---------  ------------
                                                               (MILLIONS)


OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities............     $ (52)        $ 11          $(55)        $--         $ (96)
                                       -----         ----          ----         ----        -----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets..........................       --             1           --           --             1
Expenditures for plant, property,
  and equipment...................       (10)         (22)          --           --           (32)
Expenditures for software related
  intangible assets...............       --            (3)          --           --            (3)
Acquisition of businesses.........       --           (11)          --           --           (11)
Investments and other.............         1            2           --           --             3
                                       -----         ----          ----         ----        -----
Net cash used by investing
  activities......................        (9)         (33)          --           --           (42)
                                       -----         ----          ----         ----        -----
FINANCING ACTIVITIES
Issuance of common shares.........       --           --              2          --             2
Retirement of long-term debt......       --            (1)          (40)         --           (41)
Net increase (decrease) in short-
  term debt excluding current
  maturities of long-term debt....       --             4            29          --            33
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations........       (79)          15            64          --           --
Other.............................       --             1           --           --             1
                                       -----         ----          ----         ----        -----
Net cash provided (used) by
  financing activities............       (79)          19            55          --            (5)
                                       -----         ----          ----         ----        -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.....................       --            (3)          --           --            (3)
                                       -----         ----          ----         ----        -----
Decrease in cash and cash
  equivalents.....................      (140)          (6)          --           --          (146)
Cash and cash equivalents, January
  1...............................       140           74           --           --           214
                                       -----         ----          ----         ----        -----
Cash and cash equivalents, March
  31 (Note).......................     $ --          $ 68          $--          $--         $  68
                                       =====         ====          ====         ====        =====



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

     We have a substantial amount of indebtedness. As such, our ability to generate cash--both to fund operations and service our debt--is also a significant area of focus for our company. See "Liquidity and Capital Resources" below for further discussion of cash flows.

     Total revenues for the first quarter of 2006 were $1.1 billion, a three percent increase over 2005. Higher aftermarket sales in North America and OE volumes in Europe, South America and Asia primarily drove this increase. Gross margin for the first quarter of 2006 was 18.6 percent, down 0.7 percent from
19.3 percent in 2005. This was primarily driven by higher substrate sales, which on average carry a lower margin, and by higher restructuring charges that more than offset savings and improved efficiencies from Lean manufacturing and Six Sigma efforts. We reported selling, general, administrative and engineering expenses for the first three months of 2006 of 10.9 percent of revenues, as compared to 11.1 percent of revenues for 2005. This improvement in selling, general, administrative and engineering expense was driven by discretionary spending controls and savings from previously announced restructuring efforts. Earnings before interest and taxes ("EBIT") was $42 million for the first quarter of 2006, down $2 million from the $44 million reported in 2005. Restructuring and restructuring related expenses in the first quarter of 2006 were $6 million compared to $3 million in the same period last year. Included in 2006 first quarter EBIT was expense of $1 million for adopting the new accounting standard for stocked-based compensation. The company's revenues and earnings were also negatively impacted by currency and the retiring of several OE emission control vehicle platforms.

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

     In February 2005, we acquired substantially all the exhaust assets, and assumed certain related liabilities of, Gabilan Manufacturing, Inc., a privately held company that had developed and manufactured motorcycle exhaust systems for Harley-Davidson motorcycles since 1978. The company also produced aftermarket muffler kits for Harley-Davidson. We purchased Gabilan's assets, including working capital adjustments, for $11 million in cash. We recorded revenue of approximately $11 million related to this business in the first quarter of 2006, up from

$6 million in the first quarter of 2005 due to both higher 2006 volumes and the additional month of ownership in 2006.

     In December 2005, we completed the acquisition of the minority interest of the joint venture partner for our Indian ride control operations. We purchased the minority owned interest for approximately $5 million in cash and property.

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the first quarter of 2006 and 2005. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. Additionally, "substrate" catalytic converter sales include precious metals pricing, which may be volatile. These "substrate" catalytic converter sales occur when, at the direction of our OE customers, we purchase catalytic converters or components from suppliers, use them in our manufacturing process, and sell them as part of the completed system. While, generally, our original equipment customers assume the risk of this volatility, it impacts our reported revenues. Excluding "substrate" catalytic converter sales removes this impact. We have not reflected any currency impact in the 2005 table since this is the base period for measuring the effects of currency during 2006 on our operations. We use this information to analyze the trend in our revenues before these factors. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.


                                                     THREE MONTHS ENDED MARCH 31, 2006
                                          ------------------------------------------------------
                                                                         SUBSTRATE    REVENUES
                                                                           SALES      EXCLUDING
                                                               REVENUES  EXCLUDING  CURRENCY AND
                                                    CURRENCY  EXCLUDING   CURRENCY    SUBSTRATE
                                          REVENUES   IMPACT    CURRENCY    IMPACT       SALES
                                          --------  --------  ---------  ---------  ------------
                                                                (MILLIONS)


North America Original Equipment
  Ride Control..........................   $  131     $--       $  131      $--         $131
  Emission Control......................      243        3         240        66         174
                                           ------     ----      ------      ----        ----
     Total North America Original
       Equipment........................      374        3         371        66         305
North America Aftermarket
  Ride Control..........................      101      --          101       --          101
  Emission Control......................       40                   40                    40
                                           ------     ----      ------      ----        ----
     Total North America Aftermarket....      141                  141                   141
       Total North America..............      515        3         512        66         446
Europe Original Equipment
  Ride Control..........................       95       (6)        101       --          101
  Emission Control......................      292      (19)        311       111         200
                                           ------     ----      ------      ----        ----
     Total Europe Original Equipment....      387      (25)        412       111         301
Europe Aftermarket
  Ride Control..........................       36       (2)         38       --           38
  Emission Control......................       39       (4)         43                    43
                                           ------     ----      ------      ----        ----
     Total Europe Aftermarket...........       75       (6)         81                    81
South America & India...................       65        6          59         7          52
       Total Europe, South America &
          India.........................      527      (25)        552       118         434
Asia....................................       50      --           50        17          33
Australia...............................       40       (2)         42         4          38
                                           ------     ----      ------      ----        ----
       Total Asia Pacific...............       90       (2)         92        21          71
                                           ------     ----      ------      ----        ----
Total Tenneco...........................   $1,132     $(24)     $1,156      $205        $951
                                           ======     ====      ======      ====        ====



                                                     THREE MONTHS ENDED MARCH 31, 2005
                                          ------------------------------------------------------
                                                                         SUBSTRATE    REVENUES
                                                                           SALES      EXCLUDING
                                                               REVENUES  EXCLUDING  CURRENCY AND
                                                    CURRENCY  EXCLUDING   CURRENCY    SUBSTRATE
                                          REVENUES   IMPACT    CURRENCY    IMPACT       SALES
                                          --------  --------  ---------  ---------  ------------
                                                                (MILLIONS)


North America Original Equipment
  Ride Control..........................   $  127     $--       $  127      $--         $127
  Emission Control......................      248      --          248        67         181
                                           ------     ----      ------      ----        ----
     Total North America Original
       Equipment........................      375      --          375        67         308
North America Aftermarket
  Ride Control..........................       91      --           91       --           91
  Emission Control......................       39      --           39       --           39
                                           ------     ----      ------      ----        ----
     Total North America Aftermarket....      130                  130       --          130
       Total North America..............      505                  505        67         438
Europe Original Equipment
  Ride Control..........................      109      --          109       --          109
  Emission Control......................      272      --          272        79         193
                                           ------     ----      ------      ----        ----
     Total Europe Original Equipment....      381                  381        79         302
Europe Aftermarket
  Ride Control..........................       37      --           37       --           37
  Emission Control......................       45      --           45       --           45
                                           ------     ----      ------      ----        ----
     Total Europe Aftermarket...........       82      --           82       --           82
South America & India...................       51      --           51         4          47
       Total Europe, South America &
          India.........................      514      --          514        83         431
Asia....................................       35      --           35        13          22
Australia...............................       47      --           47         4          43
                                           ------     ----      ------      ----        ----
       Total Asia Pacific...............       82                   82        17          65
                                           ------     ----      ------      ----        ----
Total Tenneco...........................   $1,101     $--       $1,101      $167        $934
                                           ======     ====      ======      ====        ====



     Revenues from our North American operations increased $10 million in the first quarter of 2006 compared to the same period last year. Higher sales from the aftermarket business were partially offset by lower total North American OE revenues which were slightly lower in the first quarter of 2006, as compared to the first quarter of 2005. OE emission control revenues decreased two percent to $243 million in the first quarter of 2006, primarily due to the impact from retiring emission-control platforms. Adjusted for substrate sales and currency, OE emission control sales were down three percent compared to last year. OE ride control revenues for the first quarter of 2006 increased four percent from the prior year, driven by an increase in heavy-duty volumes. Total North American OE revenues, excluding substrate sales and currency, decreased one percent in the first quarter of 2006, while North American light vehicle production increased approximately three percent from one year ago. Favorable platform mix and strong heavy-duty ride control volumes were more than offset by production declines on key vehicle platforms. Aftermarket revenues for North America were $141 million in the first quarter of 2006, representing an increase of eight percent compared to the prior year. New business, stronger ride control unit sales and higher pricing in both product lines drove this increase. Aftermarket ride control revenues grew to $101 million in the first quarter of 2006, up 11 percent from the same period last year. Aftermarket emission control revenues increased two percent in the first quarter of 2006 to $40 million, as compared to $39 million in 2005, as a result of higher pricing.

     Our European, South American and Indian segment's revenues increased $13 million, or three percent, in the first quarter of 2006 compared to last year. Total Europe OE revenues were $387 million in the first quarter of 2006, up two percent from the same period last year. OE emission control revenues increased eight percent to $292 million in the first quarter of 2006, as compared to $272 million in the first quarter of 2005. Excluding a $32 million increase in substrate sales and a $19 million decrease due to weakening currency, OE emission control revenues increased four percent over 2005, in line with European light vehicle production levels. Our increase of four percent was a result of higher sales from the launch and ramp up of successful platforms with BMW, Volkswagen, Nissan, Volvo and Porsche. OE ride control revenues decreased to $95 million in the first quarter of 2006, down 13 percent from $109 million a year ago despite our position on top selling platforms with Volkswagen, Fiat, Nissan and Suzuki, and increased sales of our conventional and electronic controlled shock for the Audi A6. This was due to $6 million of unfavorable currency and an accounting adjustment. We changed our reporting in the second quarter of 2005 for an "assembly-only" contract with a European OE ride control customer and began accounting for those revenues net of the related cost of sales. If we had reported our first quarter 2005 revenues in the same manner, they would have been lower by $15 million. European aftermarket sales were $75 million in the first quarter of 2006 compared to $82 million in the prior year. Excluding $6 million of unfavorable currency, European aftermarket revenues declined one percent in the first quarter of 2006 compared to last year. Ride control aftermarket revenues, excluding the impact of currency, were up two percent compared to the prior year driven by higher volumes. Aftermarket emission control revenues excluding unfavorable currency of $4 million, were lower by four percent. South American and Indian revenues were $65 million during the first quarter of 2006, compared with $51 million in the prior year. Higher OE volumes primarily drove this 25 percent increase. Currency appreciation in Brazil and Argentina also added $6 million to South America's revenues.

     Revenues from our Asia Pacific segment, which includes Australia and Asia, increased $8 million to $90 million in the first quarter of 2006 compared to the same period last year. First quarter revenues for Australia fell 14 percent to $40 million. Currency had an unfavorable impact of $2 million on Australian revenue, but lower production volumes had the most significant impact on Australia's revenue decline. Asia revenues for the first quarter of 2006 were $50 million, up 45 percent from last year. This increase was primarily due to stronger sales in China driven by the ramp up of fourth quarter 2005 platform launches and higher volumes with key customers.

EBIT


                                                                 THREE
                                                                MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                              ----------
                                                              2006  2005  CHANGE
                                                              ----  ----  ------
                                                                  (MILLIONS)


North America................................................ $ 34   $37    $(3)
Europe, South America & India................................    8     5      3
Asia Pacific.................................................  --      2     (2)
                                                              ----   ---    ---
                                                              $ 42   $44    $(2)
                                                              ====   ===    ===



     The EBIT results shown in the preceding table include the following items, discussed below under "Restructuring and Other Charges" which have an effect on the comparability of EBIT results between periods:


                                                                       THREE
                                                                      MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                    ----------
                                                                    2006  2005
                                                                    ----  ----
                                                                    (MILLIONS)


North America
  Restructuring-related expenses...................................  $3   $  2
  Stock-based compensation accounting change.......................   1    --
Europe, South America & India
  Restructuring-related expenses...................................   1      1
Asia Pacific
  Restructuring-related expenses...................................   2    --


     EBIT for North American operations decreased to $34 million in the first quarter of 2006, from $37 million one year ago. Lower volumes on key OE exhaust platforms impacted EBIT by $2 million while unfavorable currency and incremental start-up costs for new platforms each had a $1 million impact. Higher OE price concessions also negatively impacted EBIT. These decreases were partially offset by lower selling, general, administrative and engineering costs and higher North American OE ride control and aftermarket revenues. Included in North America's first quarter 2006 EBIT were $3 million in restructuring and restructuring-related expenses and

$1 million for adopting the new accounting standard for stock-based compensation. Included in North America's first quarter 2005 EBIT were $2 million in restructuring and restructuring-related expenses.

     Our European, South American and Indian segment's EBIT was $8 million for the first quarter of 2006 compared to $5 million during the same period last year. Higher European OE volumes from both emission and ride control product lines contributed $4 million to EBIT. Improved OE manufacturing performance added $8 million to EBIT. These increases were partially offset by price concessions and higher selling, general, administrative and engineering costs of $3 million and unfavorable currency of $1 million. Higher aftermarket ride control volumes increased EBIT by $1 million. Higher aftermarket manufacturing and selling, general, administrative and engineering expenses decreased EBIT by $5 million. South America and India benefited from higher volumes and lower manufacturing costs compared to the same period last year. Included in 2006's first quarter EBIT was $1 million in restructuring related expenses. Included in 2005's first quarter EBIT were $1 million in restructuring related expenses.

     EBIT for our Asia Pacific segment was breakeven in the first quarter of 2006 compared to $2 million in the first quarter of 2005. Lower volumes and higher manufacturing costs in Australia primarily related to restructuring activities reduced EBIT by $1 million and $3 million dollars respectively. These decreases were partially offset by higher revenue and lower selling, general, administrative and engineering costs in Asia. Included in the first quarter of 2006's EBIT was $2 million in restructuring-related expenses.

EBIT AS A PERCENTAGE OF REVENUE


                                                                       THREE
                                                                      MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                    ----------
                                                                    2006  2005
                                                                    ----  ----


North America......................................................   7%    7%
Europe, South America & India......................................   2%    1%
Asia Pacific.......................................................   0%    2%
  Total Tenneco....................................................   4%    4%


     In North America, EBIT as a percentage of revenue for the first quarter of 2006 was even with last year. Higher aftermarket revenues and lower selling, general, administrative and engineering expenses, were offset by lower volumes on OE exhaust platforms and unfavorable currency. In addition, during the first quarter of 2006, North American results included higher restructuring and other charges. In Europe, South America and India, EBIT margin for the first quarter of 2005 was one percent higher compared to the prior year. Higher revenues and improved manufacturing performance more than offset the impact of higher selling, general, administrative and engineering expenses. EBIT as a percentage of revenue for our Asia Pacific segment decreased two percent in the first quarter of 2005 versus the prior year. Lower revenue in Australia and higher restructuring and other charges drove this decrease in EBIT margin.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $34 million in the first quarter of 2006 compared to $32 million in the prior year. This increase is primarily due to the impact of higher LIBOR rates on the variable portion of our debt.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2005 resulted in lower interest expense of approximately $2 million for the year. Based upon the LIBOR rate as determined under these agreements of 4.73 percent (which remains in effect until July 15, 2006) and the rates in the market today these swaps are expected to increase our 2006 annual interest expense by $1 million. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. As of March 31, 2006, the fair value of the interest rate swaps was a liability of approximately $9 million, which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities.

INCOME TAXES

     We had no income tax expense after recording a $3 million tax benefit primarily related to the resolution of certain tax issues with former affiliates in the first quarter of 2006. Income tax expense was $4 million in the first quarter of 2005. Excluding the $3 million net tax benefit, the effective tax rate for the first quarter of 2006 was 35 percent. The effective tax rate for the first quarter of 2005 was 35 percent.

EARNINGS PER SHARE

     We reported net income of $7 million or $0.14 per diluted common share for the first quarter of 2006, as compared to net income of $7 million or $0.16 per diluted common share for the first quarter of 2005. Included in the results for the first quarter of 2006 were negative impacts from expenses related to our restructuring activities. The net impact of these items decreased earnings per diluted share by $0.09. Also included in the first three months of 2006, were charges related to the adoption of a stock-based compensation accounting standard which negatively impacted earnings per share by $0.02. Adoption of this accounting standard also increased the calculated number of diluted shares by approximately 0.6 million primarily due to the elimination of some excess tax benefits impacting earnings per share by $0.01. Included in the results for the first quarter of 2005 were negative impacts from expenses related to our restructuring activities. The net impact of these items decreased earnings per diluted share by $0.04. Please read the Notes to the consolidated financial statements for more detailed information on earnings per share.

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

     In October 2004, we announced a plan to eliminate 250 salaried positions through selected layoffs and an elective early retirement program. The majority of layoffs were at middle and senior management levels. As of March 31, 2006, we have incurred $23 million in severance costs. Of this total, $7 million was recorded in cost of sales and $16 million was recorded in selling, general and administrative expense. We expect to generate savings of approximately $20 million annually from this initiative.

     In February 2006, we decided to reduce the work force at certain of our global locations as part of our ongoing effort to reduce our cost structure. We recorded a pre-tax charge of $3 million during the first quarter of 2006 for severance and other benefits related to these reductions in force, substantially all of which have been paid in cash.

     In addition to the announced actions, we will continue to evaluate additional opportunities and expect that we will initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution and manufacturing footprint for the future. We expect to continue to undertake additional restructuring actions as deemed necessary, however, there can be no assurances we will undertake such actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

     We incurred $6 million in restructuring and restructuring-related costs during the first quarter of 2006. Including the costs incurred in 2002 through 2005 of $71 million, we have incurred a total of $77 million for activities related to our restructuring initiatives.

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

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we were allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives over the 2002 to 2006 time period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. In February of 2005, our senior credit facility was amended to exclude all remaining cash charges and expenses related to restructuring initiatives started on or before February 21, 2005. As of March 31, 2006, we have excluded $62 million in allowable charges relating to restructuring initiatives previously started.

     Under our amended facility, we are allowed to exclude up to an additional $60 million of cash charges and expenses, before taxes, related to restructuring activities initiated after February 21, 2005 from the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2006, we have excluded $15 million in allowable charges relating to restructuring initiatives against the $60 million available under the terms of the February 2005 amendment to the senior credit facility.

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

Revenue Recognition

     We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters or components thereof ("substrates") on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and "passed through" to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $205 million and $167 million for the first quarter of 2006 and 2005, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns.

Warranty Reserves

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

Long-Term Receivables

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At March 31, 2006, we had $18 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels. We have not experienced any material losses on arrangements where we have a contractual guarantee of reimbursement from our customers.

Income Taxes

     We have a U.S. Federal tax net operating loss ("NOL") carryforward at March 31, 2006, of $570 million, which will expire in varying amounts from 2018 to 2025. The federal tax effect of that NOL is $200 million, and is recorded as a deferred tax asset on our balance sheet at March 31, 2006. We also have state NOL carryforwards at March 31, 2006 of $724 million, which will expire in varying amounts from 2006 to 2025. The tax effect of the state NOL, net of a valuation allowance, is $27 million and is recorded as a deferred tax asset on our balance sheet at March 31, 2006. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize these NOLs within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and the implementation of available tax planning strategies that accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

Stock-Based Compensation

     Prior to January 1, 2006, we utilized the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Using the modified prospective application method, effective January 1, 2006, we account for our stock-based compensation plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" which requires a fair value method of accounting for compensation costs related to our stock-based compensation plans. Under the fair value method recognition provision of the statement, a share-based payment is measured at the grant date based upon the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards requires judgment in estimating employee and market behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. Under APB No. 25, for the quarter ended March 31, 2005, we estimated that the pro forma net income impact under SFAS No. 123(R) would have been less than $1 million or $.01 per diluted share. For the quarter ended March 31, 2006, the results of adopting SFAS No. 123(R) on our results of operations including nonqualified stock options and other stock-based compensation was additional expense of approximately $1 million or $.02 per diluted share. As of March 31, 2006, there is approximately $4 million of total unrecognized compensation costs related to these stock-based awards that is expected to be recognized over a weighted average period of 1.7 years.

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

     Except in the U.K., generally, our pension plans do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At March 31, 2006, all legal funding requirements had been met. Other postretirement benefit obligations, such as retiree medical, and certain foreign pension plans are not funded.

CHANGES IN ACCOUNTING PRONOUNCEMENTS

     In March 2005, the FASB issued Interpretation No. ("FIN") 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. 46" (revised December
2003). The statement addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or potential VIE when specific conditions exist. The guidance should be applied in the first reporting period beginning after March 3, 2005. The adoption of FSP No. FIN 46(R)-5 did not have an impact on our consolidated financial statements.

     In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations." This interpretation clarifies that the term conditional asset retirement obligation as used in FASB No. 143, "Accounting for Conditional Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation was effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on our financial position or results of operation.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Corrections," which supersedes APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our financial position or results of operation.

     In June 2005, the FASB issued Staff Position No. ("FSP") No. 143-1, "Accounting for Electronic Equipment Waste Obligations." This statement addresses the accounting for obligations associated with Directive 2005/96/ EC on Waste Electrical and Electronic Equipment adopted by the European Union. The Directive distinguishes between "new" and "historical" waste. The guidance should be applied the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP No. 143-1 did not have a material impact on our financial position or results of operations.

     In November 2005, the FASB issued FSP FAS 123(R)-3, "Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards." This FSP requires an entity to follow either the transition guidance for the additional paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION


                                                     MARCH 31,  DECEMBER 31,
                                                        2006        2005      % CHANGE
                                                     ---------  ------------  --------
                                                            (MILLIONS)


Short-term debt and current maturities..............   $   32      $   22         46%
Long-term debt......................................    1,352       1,356        --
                                                       ------      ------
Total debt..........................................    1,384       1,378        --
                                                       ------      ------
Total minority interest.............................       26          24          8
Shareholders' equity................................      157         129         22
                                                       ------      ------
Total capitalization................................   $1,567      $1,531          2
                                                       ======      ======



     General. Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, as well as any outstanding borrowings on our revolving credit facilities, increased by approximately $10 million. Borrowings under our revolving credit facilities increased $12 million during the first quarter of 2006 and was offset by $2 million decrease in foreign subsidiaries' obligations. Borrowings under our revolving credit facilities were $12 million and zero, respectively, as of March 31, 2006 and December 31, 2005.

     The year-to-date increase in shareholders' equity primarily results from $17 million related to the translation of foreign balances into U.S. dollars. In addition our net income, premium on common stock issued pursuant to benefit plans and other transactions which contributed $11 million to shareholders' equity. While our book equity balance was small at March 31, 2006, it had no effect on our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity.

     Overview and Recent Transactions. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. We originally entered into this facility in 1999 and since that time have periodically requested and received amendments to the facility for various purposes. In December of 2003, we engaged in a series of transactions that resulted in the full refinancing of the facility, through an amendment and restatement. In February 2005, we amended the facility, which resulted in reduced interest rates on the term loan B and tranche B-1 letter of credit/revolving loan portions of the facility. We also made a voluntary prepayment of $40 million on the term loan B facility, reducing borrowings to $356 million. During 2005, we increased the amount of commitments under our revolving credit facility from $220 million to $300 million and reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $180 million to $155 million. As of March 31, 2006, the senior credit facility consisted of a seven-year, $356 million term loan B facility maturing in December 2010; a five-year, $300 million revolving credit facility maturing in December 2008; and a seven-year, $155 million tranche B-1 letter of credit/revolving loan facility maturing in December 2010.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2005 resulted in lower interest expense of approximately $2 million for the year. Based upon the LIBOR rate as determined under these agreements of 4.73 percent (which remains in effect until July 15, 2006) and the rates in the market today these swaps are expected to increase our 2006 annual interest expense by $1 million. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. As of March 31, 2006, the fair value of the interest rate swaps was a liability of approximately $9 million which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities. On March 31, 2006, we had $996 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2007 through 2025. Included in the $475 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. We also have $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

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

     Senior Credit Facility--Interest Rates and Fees. Borrowings under the term loan B facility and the tranche B-1 letter of credit/revolving loan facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 225 basis points (reduced from 300 basis points in February 2005); or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 125 basis points (reduced from 200 basis points in February 2005). There is no cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility, however outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. If a letter of credit issued under this facility is subsequently paid and we do not reimburse the amount paid in full, then a ratable portion of each lender's deposit would be used to fund the letter of credit. We pay the tranche B-1 lenders a fee which is equal to LIBOR plus 225 basis points (reduced from 300 basis points in February 2005). This fee is offset by the return on the funds deposited with the administrative agent which earn interest at a per annum rate approximately equal to LIBOR. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits and effectively increases our interest expense at a per annum rate equal to LIBOR. The interest margins for borrowings under the term loan B facility and tranche B-1 letter of credit/revolving loan facility were further reduced by 25 basis points as of April 3, 2006, based on an improved credit rating of BB- by Standard and Poor's.

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

     Senior Credit Facility--Other Terms and Conditions. As described above, we are highly leveraged. Our amended and restated senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA, as calculated under the facility), consolidated interest coverage ratio (consolidated EBITDA divided by consolidated cash interest paid, as calculated under the facility), and fixed charge coverage ratio (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid, as calculated under the facility) at the end of each period indicated. The financial ratios required under the amended senior credit facility and, the actual ratios we achieved for the four quarters of 2006, are shown in the following tables:


                                                               QUARTER ENDED
                                             -------------------------------------------------
                                              MARCH 31,  JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
                                                2006       2006         2006          2006
                                             ----------  --------  -------------  ------------
                                             REQ.  ACT.    REQ.         REQ.          REQ.
                                             ----  ----  --------  -------------  ------------


Leverage Ratio (maximum)...................  4.25  3.37    4.25         4.25          4.25
Interest Coverage Ratio (minimum)..........  2.10  3.27    2.10         2.10          2.10
Fixed Charge Coverage Ratio (minimum)......  1.15  2.07    1.15         1.15          1.15




                                                               QUARTERS ENDING
                                           ------------------------------------------------------
                                             MARCH 31-     MARCH 31-     MARCH 31-     MARCH 31-
                                           DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 12,
                                               2007          2008          2009          2010
                                           ------------  ------------  ------------  ------------
                                               REQ.          REQ.          REQ.          REQ.
                                           ------------  ------------  ------------  ------------


Leverage Ratio (maximum).................      3.75          3.50          3.50          3.50
Interest Coverage Ratio (minimum)........      2.20          2.35          2.50          2.75
Fixed Charge Coverage Ratio (minimum)....      1.25          1.35          1.50          1.75


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

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends (limited to no more than $15 million per year); (vii) mergers and consolidations; and (viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of March 31, 2006, we were in compliance with all the financial covenants (as indicated above) and operational restrictions of the facility.

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

     Our senior secured and subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a proforma basis, to be greater than 2.25 and 2.00, respectively. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our and our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of March 31, 2006, we were in compliance with the covenants and restrictions of these indentures.

     Accounts Receivable Securitization. In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable on a nonrecourse basis in North America and Europe. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under this program. We sold accounts receivable under this program of $95 million and $88 million at March 31, 2006 and 2005, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2006, this program was renewed for 364 days to January 29, 2007 at a facility size of $100 million. We also sell some receivables in our European operations to regional banks in Europe. At March 31, 2006, we sold $52 million of accounts receivable in Europe down from $59 million at March 31, 2005. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements may increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

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

CONTRACTUAL OBLIGATIONS

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of March 31, 2006, are shown in the following table:


                                                     PAYMENTS DUE IN:
                                       --------------------------------------------
                                                                     BEYOND
                                       2006  2007  2008  2009  2010   2010    TOTAL
                                       ----  ----  ----  ----  ----  ------  ------
                                                        (MILLIONS)


Obligations:
  Revolver borrowings................. $ 12  $--   $--   $--   $--   $  --   $   12
  Senior long-term debt...............  --    --    --    --    356     --      356
  Long-term notes.....................  --      1     2   --    --      468     471
  Capital leases......................    2     3     2     2     3     --       12
  Subordinated long-term debt.........  --    --    --    --    --      500     500
  Other subsidiary debt...............    1   --    --    --    --        2       3
  Short-term debt.....................   16   --    --    --    --      --       16
                                       ----  ----  ----  ----  ----  ------  ------
Debt and capital lease obligations....   31     4     4     2   359     970   1,370
Operating leases......................   12    14    10     8     6       7      57
Interest payments.....................   95   128   128   128   126     293     898
Capital commitments...................   26   --    --    --    --      --       26
                                       ----  ----  ----  ----  ----  ------  ------
Total Payments........................ $164  $146  $142  $138  $491  $1,270  $2,351
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

     Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate interest debt, we have made assumptions in calculating the amount of the future interest payments. Interest on our senior secured notes and senior subordinated notes is calculated using the fixed rates of 10 1/4 percent and 8 5/8 percent, respectively. Interest on our variable rate debt is calculated as 225 basis points plus LIBOR of 4.8 percent which was the rate at March 31, 2006. We have assumed that LIBOR will remain unchanged for the outlying years. See "--Capitalization." In addition we have included the impact of our interest rate swaps entered into in April 2004. See "Interest Rate Risk" below.

     We have also included an estimate of expenditures required after March 31, 2006 to complete the facilities and projects authorized at December 31, 2005, in which we have made substantial commitments in connections with facilities.

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

     We have not included material cash requirements for taxes as we are a taxpayer in certain foreign jurisdictions but not in domestic locations. Additionally, it is difficult to estimate taxes to be paid as changes in where we generate income can have a significant impact on future tax payments. We have also not included cash requirements for funding pension and postretirement benefit costs. Based upon current estimates we believe we will be required to make contributions of approximately $46 million to those plans in 2006, of which approximately $8 million has been contributed as of March 31, 2006. Pension and postretirement contributions beyond 2006 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2006. In addition, we have not included cash requirements for environmental remediation. Based upon current estimates we believe we will be required to spend approximately $9 million over the next 20 to 30 years. However, due to possible modifications in remediation processes and other factors, it is difficult to determine the actual timing of the payments. See "--Environmental and Other Matters".

     We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was approximately $1 million at both March 31, 2006 and 2005, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

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

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities and cash management requirements for some of our subsidiaries totaling $20 million. We have also issued $15 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

CASH FLOWS


                                                                      THREE
                                                                     MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                                   ----------
                                                                   2006  2005
                                                                   ----  ----
                                                                   (MILLIONS)


Cash provided (used) by:
  Operating activities............................................ $(23) $(96)
  Investing activities............................................  (41)  (42)
  Financing activities............................................   16    (5)


Operating Activities

     For the three months ended March 31, 2006, operating activities used $23 million in cash compared to a use of $96 million in cash during the same period last year. For the first three months of 2006, cash used for working capital was $80 million versus $137 million for the first three months of 2005. Higher sales levels during the first quarter of 2006 versus the first quarter of 2005 were the primary reason for higher year over year receivables balances that resulted in a cash outflow of $82 million, a $4 million increase from last year. Inventory represented a cash outflow of $27 million during the first quarter of 2006, a decrease of $19 million over the prior year. This decrease primarily resulted from our continued focus on inventories. Accounts payable provided cash of $67 million, up significantly from last year's cash inflow of $21 million. Our day's payable outstanding for the three months ended March 31, 2006 was back in line with our three-year historical average. Other current liabilities resulted in a use of $18 million in cash for the first quarter of 2006, versus a use of $8 million in cash during the same period last year. This change of $10 million was related to severance payments and an increase in pension contributions during the first quarter of 2006, as well as last year's increase in accruals for a new aftermarket customer. No net cash taxes were paid in the latest three months ending March 31, 2006 primarily due to the cash collected from former affiliates that offset other taxes paid during the quarter. Cash taxes paid in the first quarter of 2005 were $7 million.

     One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. The reported sales of these financial instruments were no longer included in the account receivables sold beginning in the fourth quarter of 2004. Any of these financial instruments which were not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that were collected before their maturity date totaled $26 million at March 31, 2005, compared with $31 million at March 31, 2005.

     In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $4 million at March 31, 2006 and are classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $8 million at March 31, 2006 and are classified as other current assets. One of our Chinese subsidiaries is required to maintain a cash balance at a financial institution issuing the financial instruments which are used to satisfy vendor payments. The balance totaled $1 million at March 31, 2006 and is classified as cash and cash equivalents.

Investing Activities

     Cash used for investing activities was $41 million in the first three months of 2006 compared to $42 million in the same period one year ago. During the first quarter of 2005, we used $11 million in cash to acquire the exhaust operations of Gabilan Manufacturing, partially offset by net proceeds from the sale of assets of $1 million. Expenditures for plant, property and equipment were $38 million in the first three months of 2006 compared to $32 million a year ago. This increase of $6 million in capital expenditures was primarily due to the timing of future OE customer platform launches. First quarter expenditures for software-related intangible assets were $3 million in both 2006 and 2005.

Financing Activities

     Cash flow from financing activities was a $16 million inflow in the first three months of 2006 compared to a $5 million outflow in the same period of 2005. The difference is primarily attributable to an $8 million issuance of common shares and an increase in short-term debt of $9 million during the first quarter of 2006, compared to financing activities in the first quarter of 2005 that included using $40 million in cash to reduce our long-term debt, partially offset by increased borrowings from our revolving credit facility.

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

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2005 resulted in lower interest expense of approximately $2 million for the year. Based upon the LIBOR rate as determined under these agreements of 4.73 percent (which remains in effect until July 15, 2006) and the rates in the market today these swaps are expected to increase our 2006 annual interest expense by $1 million. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. As of March 31, 2006, the fair value of the interest rate swaps was a liability of approximately $9 million which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities. On March 31, 2006, we had $996 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2007 through 2025. Included in the $475 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. We also have $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     We estimate that the fair value of our long-term debt at March 31, 2006 was about 105 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $2 million after tax, excluding the effect of the interest rate swaps we completed in April 2004. A one percentage point increase or decrease in interest rates on the swaps we completed in April 2004 would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by approximately $1 million after tax.

OUTLOOK

     Volatile oil prices and rising interest rates make this an uncertain and challenging environment for automotive suppliers. Current estimates for 2006 are that North American OE light vehicle production levels will remain flat with 2005. We remain cautious about the outlook for North American production rates due to the overall financial condition of original equipment manufacturers, especially Ford and General Motors who have announced job cuts, plant closings, and other restructuring activities. We are also uncertain about the willingness of the original equipment manufacturers to continue to support consumer vehicle sales through incentives. We believe that new product launches, increasing market positions with Japanese OE customers, and a strong new product and technology pipeline will help us to offset pressures from North American production rates. European light vehicle production is expected to increase one percent in 2006 compared to 2005. Heavy-duty truck production rates for 2006 are expected to remain at the same levels as 2005, primarily due to the pull forward of production ahead of the introduction of stricter emission regulations in 2007. In China, light vehicle production is projected to grow to 6.2 million units in 2006, significantly up from 5.2 million units in 2005. In the Europe aftermarket, heightened competition and longer product replacement cycles are expected to continue to negatively impact volumes. We saw signs of sales stabilization in the North America aftermarket exhaust business unit during 2005 and are cautiously optimistic that these conditions will continue in 2006. We also plan to continue our efforts to increase new and existing sales in the North American aftermarket ride control business unit. In addition, we are pursuing other aftermarket opportunities with the introduction of air filters in Europe and brakes in both Europe and North America.

     Raw material prices, and in particular steel prices, continue to be a concern with price pressures expected to continue into the foreseeable future. Where appropriate, we have sought to mitigate short-term volatility in steel prices through supply commitments with firm pricing. These commitments generally extend for one to two years. We worked hard in 2005 and continue to work hard to address this issue by evaluating alternative materials and processes, reviewing material substitution opportunities, increasing component and assembly outsourcing to low cost countries and aggressively pursuing recovery of higher costs from our customers. In addition to these actions, we continue to pursue productivity initiatives and review opportunities to reduce costs through Six Sigma, Lean manufacturing and restructuring activities. We will continue to focus on controlling costs and leveraging global supply chain spending.

ENVIRONMENTAL AND OTHER MATTERS

     We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

     As of March 31, 2006, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs to be approximately $9 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     From time to time we are subject to product warranty claims whereby we are required to bear costs of repair or replacement of certain of our products. Warranty claims may range from individual customer claims to full recalls of all products in the field. We believe that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates requiring adjustments to the reserve. The reserve is included in current liabilities on the balance sheet. See Note 5 to our consolidated financial statements included under Item 1 for information regarding our warranty reserves.

     We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities

(including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Chinese joint ventures is currently under investigation by Chinese government officials related to whether the joint venture applied the proper tariff code to certain of its imports. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. However, only a small percentage of these claimants allege that they were automobile mechanics who were allegedly exposed to our former muffler products and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution in the form of a dismissal of the claim or a judgment in our favor. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to eight percent of the employee's salary. We recorded expense for these matching contributions of approximately $2 million for each of the quarters ended March 31, 2006 and 2005, respectively. All contributions vest immediately.

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

                                     PART II

ITEM 1A.  RISK FACTORS

     We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in
Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) None.

     (b) Not applicable.

     (c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2006. All of these purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.


                                                            TOTAL NUMBER OF    AVERAGE
PERIOD                                                     SHARES PURCHASED  PRICE PAID
------                                                     ----------------  ----------


January 2006..............................................      71,567         $20.71
February 2006.............................................         --             --
March 2006................................................         --             --
                                                                ------         ------
  Total...................................................      71,567         $20.71


     We presently have no publicly announced repurchase plan or program, but intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

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

                                        TENNECO INC.

                                        By:      /s/ KENNETH R. TRAMMELL
                                            ------------------------------------
                                                     Kenneth R. Trammell
                                                Executive Vice President and
                                                   Chief Financial Officer

Dated: May 10, 2006

                                INDEX TO EXHIBITS
                                       TO
                          QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2006


   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------


2              --   None
3.1(a)         --   Restated Certificate of Incorporation of the registrant dated
                    December 11, 1996 (incorporated herein by reference from Exhibit
                    3.1(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12387).
3.1(b)         --   Certificate of Amendment, dated December 11, 1996 (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual
                    Report on Form 10-K for the year ended December 31, 1997, File No.
                    1-12387).
3.1(c)         --   Certificate of Ownership and Merger, dated July 8, 1997
                    (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended December
                    31, 1997, File No. 1-12387).
3.1(d)         --   Certificate of Designation of Series B Junior Participating
                    Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-
                    12387).
3.1(e)         --   Certificate of Elimination of the Series A Participating Junior
                    Preferred Stock of the registrant dated September 11, 1998
                    (incorporated herein by reference from Exhibit 3.1(e) of the registrant's Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1998, File No. 1-12387).
3.1(f)         --   Certificate of Amendment to Restated Certificate of Incorporation
                    of the registrant dated November 5, 1999 (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-
                    12387).
3.1(g)         --   Certificate of Amendment to Restated Certificate of Incorporation
                    of the registrant dated November 5, 1999 (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-
                    12387).
3.1(h)         --   Certificate of Ownership and Merger merging Tenneco Automotive
                    Merger Sub Inc. with and into the registrant, dated November 5,
                    1999 (incorporated herein by reference from Exhibit 3.1(h) of the registrant's Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1999, File No. 1-12387).
3.1(i)         --   Certificate of Amendment to Restated Certificate of Incorporation
                    of the registrant dated May 9, 2000 (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-
                    12387).
3.1(j)         --   Certificate of Ownership and Merger merging Tenneco Inc. with and into the registrant, dated October 27, 2005 (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on
                    Form 8-K dated October 28, 2005, File No. 1-12387).
3.2            --   By-laws of the registrant, as amended October 27, 2005
                    (incorporated herein by reference from Exhibit 99.2 of the registrant's Current Report on Form 8-K dated October 28, 2005,
                    File No. 1-12387).
3.3            --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                    ("Global"), as amended (incorporated herein by reference to Exhibit
                    3.3 to the registrant's Registration Statement on Form S-4, Reg.
                    No. 333-93757).
3.4            --   By-laws of Global (incorporated herein by reference to Exhibit 3.4 to the registrant's Registration Statement on Form S-4, Reg. No.
                    333-93757).
3.5            --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                    (incorporated herein by reference to Exhibit 3.5 to the
                    registrant's Registration Statement on Form S-4, Reg. No. 333-
                    93757).
3.6            --   By-laws of TMC (incorporated herein by reference to Exhibit 3.6 to the registrant's Registration Statement on Form S-4, Reg. No. 333-
                    93757).
3.7            --   Amended and Restated Certificate of Incorporation of Tenneco
                    International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------

3.8            --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
3.9            --   Certificate of Incorporation of Clevite Industries Inc.
                    ("Clevite"), as amended (incorporated herein by reference to
                    Exhibit 3.9 to the registrant's Registration Statement on Form S-4,
                    Reg. No. 333-93757).
3.10           --   By-laws of Clevite (incorporated herein by reference to Exhibit
                    3.10 to the registrant's Registration Statement on Form S-4, Reg.
                    No. 333-93757).
3.11           --   Amended and Restated Certificate of Incorporation of the Pullman
                    Company ("Pullman") (incorporated herein by reference to Exhibit
                    3.11 to the registrant's Registration Statement on Form S-4, Reg.
                    No. 333-93757).
3.12           --   By-laws of Pullman (incorporated herein by reference to Exhibit
                    3.12 to the registrant's Registration Statement on Form S-4, Reg.
                    No. 333-93757).
3.13           --   Certificate of Incorporation of Tenneco Automotive Operating
                    Company Inc. ("Operating") (incorporated herein by reference to
                    Exhibit 3.13 to the registrant's Registration Statement on Form S-
                    4, Reg. No. 333-93757).
3.14           --   By-laws of Operating (incorporated herein by reference to Exhibit
                    3.14 to the registrant's Registration Statement on Form S-4, Reg.
                    No. 333-93757).
4.1(a)         --   Rights Agreement dated as of September 8, 1998, by and between the registrant and First Chicago Trust Company of New York, as Rights
                    Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form 8-K dated September 24, 1998,
                    File No. 1-12387).
4.1(b)         --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference from Exhibit
                    4.4(b) of the registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-12387).
4.1(c)         --   Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights
                    Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Post-Effective Amendment No. 3, dated February 26,
                    2001, to its Registration Statement on Form 8-A dated September 17,
                    1998).
4.2(a)         --   Indenture, dated as of November 1, 1996, between the registrant and
                    The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.1 of the registrant's Registration
                    Statement on Form S-4, Registration No. 333-14003).
4.2(b)         --   First Supplemental Indenture dated as of December 11, 1996 to
                    Indenture dated as of November 1, 1996 between the registrant and
                    The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(b) of the registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4.2(c)         --   Third Supplemental Indenture dated as of December 11, 1996 to
                    Indenture dated as of November 1, 1996 between the registrant and
                    The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4.2(d)         --   Fourth Supplemental Indenture dated as of December 11, 1996 to
                    Indenture dated as of November 1, 1996 between the registrant and
                    The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4.2(e)         --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                    Indenture dated November 1, 1996 between The Chase Manhattan Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly Report on Form
                    10-Q for the quarter ended September 30, 1999, File No. 1-12387).
4.3            --   Specimen stock certificate for Tenneco Inc. common stock
                    (incorporated herein by reference from Exhibit 4.3 of the
                    registrant's Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 2005, File No. 1-12387).

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------

4.4(a)         --   Indenture dated October 14, 1999 by and between the registrant and
                    The Bank of New York, as trustee (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form
                    10-Q for the quarter ended September 30, 1999, File No. 1-12387).
4.4(b)         --   Supplemental Indenture dated November 4, 1999 among Tenneco
                    Automotive Operating Company Inc., Tenneco International Holding
                    Corp., Tenneco Global Holdings Inc., the Pullman Company, Clevite
                    Industries Inc. and TMC Texas Inc. in favor of The Bank of New
                    York, as trustee (incorporated herein by reference from Exhibit
                    4.4(b) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
4.4(c)         --   Subsidiary Guarantee dated as of October 14, 1999 from Tenneco
                    Automotive Operating Company Inc., Tenneco International Holding
                    Corp., Tenneco Global Holdings Inc., the Pullman Company, Clevite
                    Industries Inc. and TMC Texas Inc. in favor of The Bank of New
                    York, as trustee (incorporated herein by reference to Exhibit
                    4.4(c) to the registrant's Registration Statement on Form S-4, Reg.
                    No. 333-93757).
4.5(a)         --   Amended and Restated Credit Agreement, dated as of December 12,
                    2003, among the registrant, the several banks and other financial institutions or entities from time to time parties thereto, Bank of
                    America, N.A. and Citicorp North America, Inc., as co-documentation agents, Deutsche Bank Securities Inc., as syndication agent, and JP
                    Morgan Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5(a) to the registrant's Annual Report on
                    Form 10-K for the year ended December 31, 2003, File No. 1-12387).
4.5(b)         --   Amended and Restated Guarantee And Collateral Agreement, dated as of November 4, 1999, by Tenneco Inc. and the subsidiary guarantors named therein, in favor of JPMorgan Chase Bank, as Administrative
                    Agent (incorporated herein by reference from Exhibit 4.5(f) to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                    June 30, 2003, File No. 1-12387).
4.5(c)         --   First Amendment, dated as of April 30, 2004, to the Amended and
                    Restated Credit Agreement dated as of December 12, 2003, among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated herein by reference from Exhibit 4.5(c) to the registrant's Quarterly Report on Form
                    10-Q for the quarter ended September 30, 2004, File No. 1-12387).
4.5(d)         --   Second Amendment, dated November 19, 2004, to the Amended and
                    Restated Credit Agreement dated as of December 12, 2003, among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated herein by reference from Exhibit 99.2 of the registrant's Current Report on Form 8-K dated November 19, 2004, File No. 1-12387).
4.5(e)         --   Third Amendment, dated February 17, 2005, to the Amended and
                    Restated Credit Agreement, dated as of December 12, 2003 among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated by reference to Exhibit
                    99.1 to the registrant's Current Report on Form 8-K dated February
                    17, 2005, File No. 1-12387).
4.5(f)         --   New Lender Supplement, dated as of March 31, 2005, by and among
                    Wachovia Bank, National Association, the registrant and JPMorgan
                    Chase Bank, N.A.; New Lender Supplement, dated as of March 31,
                    2005, by and among Wells Fargo Foothill, LLC, the registrant and
                    JPMorgan Chase Bank, N.A.; New Lender Supplement, dated as of March
                    31, 2005, by and among Charter One Bank, NA, the registrant and
                    JPMorgan Chase Bank, N.A. (incorporated herein by reference from
                    Exhibit 4.5(f) to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-12387).
4.5(g)         --   New Lender Supplement, dated as of April 29, 2005, by and among The
                    Bank of Nova Scotia, the registrant and JPMorgan Chase Bank, N.A.
                    (incorporated herein by reference from Exhibit 4.5(g) to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                    March 31, 2005, File No. 1-12387).
4.5(h)         --   Fourth Amendment, dated October 7, 2005, to the Amended and
                    Restated Credit Agreement, dated as of December 12, 2003, among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated herein by reference from Exhibit 4.5(h) to the registrant's Quarterly Report on Form
                    10-Q for the quarter ended September 30, 2005, File No. 1-12387).

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------

4.5(i)         --   First Amendment, dated October 7, 2005, to the Amended and Restated
                    Guarantee and Collateral Agreement, dated as of November 4, 1999, by the registrant and the subsidiary guarantors named therein, in favor of JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference from Exhibit 4.5(i) to the registrant's
                    Quarterly Report on Form 10-Q for the quarter ended September 30,
                    2005, File No. 1-12387).
4.6(a)         --   Indenture, dated as of June 19, 2003, among the registrant, the subsidiary guarantors named therein and Wachovia Bank, National
                    Association (incorporated herein by reference from Exhibit 4.6(a)
                    to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4.6(b)         --   Collateral Agreement, dated as of June 19, 2003, by the registrant and the subsidiary guarantors named therein in favor of Wachovia
                    Bank, National Association (incorporated herein by reference from
                    Exhibit 4.6(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4.6(c)         --   Registration Rights Agreement, dated as of June 19, 2003, among the registrant, the subsidiary guarantors named therein, and the initial purchasers named therein, for whom JPMorgan Securities Inc.
                    acted as representative (incorporated herein by reference from
                    Exhibit 4.6(c) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4.6(d)         --   Supplemental Indenture, dated as of December 12, 2003, among the registrant, the subsidiary guarantors named therein and Wachovia
                    Bank, National Association (incorporated herein by reference to
                    Exhibit 4.6(d) to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-12387).
4.6(e)         --   Registration Rights Agreement, dated as of December 12, 2003, among the registrant, the subsidiary guarantors named therein, and the initial purchasers named therein, for whom Banc of America
                    Securities LLC acted as representative agent (incorporated herein by reference to Exhibit 4.5(a) to the registrant's Annual Report on
                    Form 10-K for the year ended December 31, 2003, File No. 1-12387).
4.6(f)         --   Second Supplemental Indenture, dated as of October 28, 2005, among the registrant, the subsidiary guarantors named therein and
                    Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(f) to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-
                    12387).
4.7            --   Intercreditor Agreement, dated as of June 19, 2003, among JPMorgan
                    Chase Bank, as Credit Agent, Wachovia Bank, National Association,
                    as Trustee and Collateral Agent, and the registrant (incorporated herein by reference from Exhibit 4.7 to the registrant's Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 2003, File No.
                    1-12387).
4.8(a)         --   Indenture, dated as of November 19, 2004, among the registrant, the subsidiary guarantors named therein and The Bank of New York Trust
                    Company (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on Form 8-K dated November 19, 2004,
                    File No. 1-12387).
4.8(b)         --   Supplemental Indenture, dated as of March 28, 2005, among the registrant, the guarantors party thereto and the Bank of New York
                    Trust Company, N.A., as trustee (incorporated herein by reference from Exhibit 4.3 to the registrant's Registration Statement on Form
                    S-4, Reg No. 333-123752).
4.8(c)         --   Registration Rights Agreement, dated as of November 19, 2004, among the registrant, the guarantors party thereto and the initial purchasers party thereto (incorporated herein by reference from
                    Exhibit 4.2 to the registrant's Registration Statement on Form S-4,
                    Reg No. 333-123752).
4.8(d)         --   Second Supplemental Indenture, dated as of October 27, 2005, among the registrant, the guarantors party thereto and the Bank of New
                    York Trust Company, N.A., as trustee (incorporated herein by reference from Exhibit 4.8(d) to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-
                    12387).
9              --   None
10.1           --   Distribution Agreement, dated November 1, 1996, by and among El
                    Paso Tennessee Pipeline Co., the registrant, and Newport News
                    Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form 10, File No. 1-12387).

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------

10.2           --   Amendment No. 1 to Distribution Agreement, dated as of December 11,
                    1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.2 of the registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.3           --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. , the registrant, and Newport
                    News Ship- building Inc. (incorporated herein by reference from
                    Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.4           --   Benefits Agreement, dated December 11, 1996, by and among El Paso
                    Tennessee Pipeline Co., the registrant, and Newport News
                    Shipbuilding Inc. (incorporated herein by reference from Exhibit
                    10.4 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.5           --   Insurance Agreement, dated December 11, 1996, by and among El Paso
                    Tennessee Pipeline Co., the registrant, and Newport News
                    Shipbuilding Inc. (incorporated herein by reference from Exhibit
                    10.5 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.6           --   Tax Sharing Agreement, dated December 11, 1996, by and among El
                    Paso Tennessee Pipeline Co., Newport News Shipbuilding Inc., the
                    registrant, and El Paso Natural Gas Company (incorporated herein by reference from Exhibit 10.6 of the registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.7           --   First Amendment to Tax Sharing Agreement, dated as of December 11,
                    1996, among El Paso Tennessee Pipeline Co., the registrant, El Paso
                    Natural Gas Company and Newport News Shipbuilding Inc.
                    (incorporated herein by reference from Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the year ended December
                    31, 1996, File No. 1-12387).
10.8           --   Value Added 'TAVA' Incentive Compensation Plan, as in effect for periods through December 31, 2005 (incorporated herein by reference from Exhibit 10.8 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-12387).
10.9           --   Change of Control Severance Benefits Plan for Key Executives
                    (incorporated herein by reference from Exhibit 10.13 of the registrant's Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1999, File No. 1-12387).
10.10          --   Stock Ownership Plan (incorporated herein by reference from Exhibit
                    10.10 of the registrant's Registration Statement on Form S-4, Reg.
                    No. 333-93757).
10.11          --   Key Executive Pension Plan (incorporated herein by reference from
                    Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.12          --   Deferred Compensation Plan (incorporated herein by reference from
                    Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.13          --   Supplemental Executive Retirement Plan (incorporated herein by reference from Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-
                    12387).
10.14          --   Human Resources Agreement by and between the registrant and Tenneco
                    Packaging Inc. dated November 4, 1999 (incorporated herein by reference to Exhibit 99.1 to the registrant's Current Report on
                    Form 8-K dated November 4, 1999, File No. 1-12387).
10.15          --   Tax Sharing Agreement by and between the registrant and Tenneco
                    Packaging Inc. dated November 3, 1999 (incorporated herein by reference to Exhibit 99.2 to the registrant's Current Report on
                    Form 8-K dated November 4, 1999, File No. 1-12387).
10.16          --   Amended and Restated Transition Services Agreement by and between the registrant and Tenneco Packaging Inc. dated as of November 4,
                    1999 (incorporated herein by reference from Exhibit 10.21 of the registrant's Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1999, File No. 1-12387).

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------

10.17          --   Assumption Agreement among Tenneco Automotive Operating Company
                    Inc., Tenneco International Holding Corp., Tenneco Global Holdings
                    Inc., The Pullman Company, Clevite Industries Inc., TMC Texas Inc.,
                    Salomon Smith Barney Inc. and the other Initial Purchasers listed in the Purchase Agreement dated as of November 4, 1999
                    (incorporated herein by reference from Exhibit 10.24 of the registrant's Registration Statement on Form S-4, Reg. No. 333-
                    93757).
10.18          --   Amendment No. 1 to Change in Control Severance Benefits Plan for
                    Key Executives (incorporated herein by reference from Exhibit 10.23 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.19          --   Letter Agreement dated July 27, 2000 between the registrant and
                    Mark P. Frissora (incorporated herein by reference from Exhibit
                    10.24 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.20          --   Letter Agreement dated July 27, 2000 between the registrant and
                    Richard P. Schneider (incorporated herein by reference from Exhibit
                    10.26 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.21          --   Letter Agreement dated July 27, 2000 between the registrant and
                    Timothy R. Donovan (incorporated herein by reference from Exhibit
                    10.28 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387).
10.22          --   Form of Indemnity Agreement entered into between the registrant and the following directors of the registrant: Paul Stecko, M. Kathryn
                    Eickhoff and Dennis Severance (incorporated herein by reference from Exhibit 10.29 to the registrant's Quarterly Report on Form 10-
                    Q for the quarter ended September 30, 2000, File No. 1-12387).
10.23          --   Mark P. Frissora Special Appendix under Supplemental Executive
                    Retirement Plan (incorporated herein by reference from Exhibit
                    10.30 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387).
10.24          --   Letter Agreement dated as of June 1, 2001 between the registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended
                    December 31, 2001. File No. 1-12387).
10.25          --   2002 Long-Term Incentive Plan (As Amended and Restated Effective
                    March 11, 2003) (incorporated herein by reference from Exhibit
                    10.26 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. File No. 1-12387).
10.26          --   Amendment No. 1 to Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-
                    12387).
10.27          --   Supplemental Stock Ownership Plan (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
10.28          --   Form of Stock Equivalent Unit Award Agreement under the 2002 Long-
                    Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
10.29          --   Form of Stock Option Agreement for employees under the 2002 Long-
                    Term Incentive Plan, as amended (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.2 of the registrant's Current Report on Form 8-K dated January 13, 2005,
                    File No. 1-12387).
10.30          --   Form of Stock Option Agreement for non-employee directors under the
                    2002 Long-Term Incentive Plan, as amended (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.3 of the registrant's Current Report on Form 8-K dated January 13, 2005,
                    File No. 1-12387).
10.31          --   Form of Restricted Stock Award Agreement for employees under the
                    2002 Long-Term Incentive Plan, as amended (three year cliff vesting) (incorporated herein by reference from Exhibit 99.4 of the registrant's Current Report on Form 8-K dated January 13, 2005,
                    File No. 1-12387).
10.32          --   Form of Restricted Stock Award Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.5 of the registrant's Current
                    Report on Form 8-K dated January 13, 2005, File No. 1-12387).

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------

10.33          --   Form of Restricted Stock Award Agreement for employees under the
                    2002 Long-Term Incentive Plan, as amended (vesting 1/3 annually)
                    (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on Form 8-K dated January 17, 2005,
                    File No. 1-12387).
10.34          --   Form of Stock Option Agreement for employees under the 2002 Long-
                    Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from Exhibit 99.2 of the registrant's Current Report on Form 8-K dated January 17, 2005,
                    File No. 1-12387).
10.35          --   Form of Stock Option Agreement for non-employee directors under the
                    2002 Long-Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from Exhibit
                    99.3 of the registrant's Current Report on Form 8-K dated January
                    17, 2005, File No. 1-12387).
10.36          --   Form of Performance Share Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 10.37 to the registrant's Annual
                    Report on Form 10-K for the year ended December 31, 2004, file No.
                    1-12387).
10.37          --   Summary of 2006 Outside Directors' Compensation (incorporated herein by reference from Exhibit 10.37 to the registrant's Annual
                    Report on Form 10-K for the year ended December 31, 2005, file No.
                    1-12387).
10.38          --   Summary of 2006 Named Executive Officer Compensation (incorporated herein by reference from Exhibit 10.38 to the registrant's Annual
                    Report on Form 10-K for the year ended December 31, 2005, file No.
                    1-12387).
10.39          --   Amendment No. 1 to the Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.39 to the registrant's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 2005,
                    File No. 1-12387).
10.40          --   Amendment No. 1 to the Supplemental Executive Retirement Plan
                    (incorporated herein by reference from Exhibit 10.40 to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                    June 30, 2005, File No. 1-12387).
10.41          --   Second Amendment to the Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.41 to the registrant's
                    Quarterly Report on Form 10-Q for the quarter ended June 30, 2005,
                    File No. 1-12387).
10.42          --   Amendment No. 2 to the Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.42 to the registrant's
                    Quarterly Report on Form 10-Q for the quarter ended June 30, 2005,
                    File No. 1-12387).
10.43          --   Supplemental Retirement Plan (incorporated herein by reference from
                    Exhibit 10.43 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
10.44          --   Mark P. Frissora Special Appendix under Supplemental Retirement
                    Plan (incorporated herein by reference from Exhibit 10.44 to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                    June 30, 2005, File No. 1-12387).
10.45          --   Supplemental Pension Plan for Management (incorporated herein by reference from Exhibit 10.45 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-
                    12387).
10.46          --   Incentive Deferral Plan (incorporated herein by reference from
                    Exhibit 10.46 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
10.47          --   Amended and Restated Value Added ("TAVA") Incentive Compensation
                    Plan, effective January 1, 2006 (incorporated herein by reference from Exhibit 10.47 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005, file No. 1-12387).
10.48          --   Form of Restricted Stock Award Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (providing for one year cliff vesting) (incorporated herein by reference from
                    Exhibit 10.48 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005, file No. 1-12387).
*10.49         --   Form of Stock Equivalent Unit Award Agreement, as amended, under the 2002 Long-Term Incentive Plan, as amended.
*10.50         --   Summary of Amendments to Deferred Compensation Plan and Incentive
                    Deferral Plan.

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------

11             --   None.
*12            --   Computation of Ratio of Earnings to Fixed Charges.
*15            --   Letter of Deloitte & Touche LLP regarding interim financial information
18             --   None.
19             --   None.
22             --   None.
23             --   None.
24             --   None.
*31.1          --   Certification of Mark P. Frissora under Section 302 of the
                    Sarbanes-Oxley Act of 2002.
*31.2          --   Certification of Kenneth R. Trammell under Section 302 of the
                    Sarbanes-Oxley Act of 2002.
*32.1          --   Certification of Mark P. Frissora and Kenneth R. Trammell under
                    Section 906 of the Sarbanes-Oxley Act of 2002.
99             --   None.
100            --   None.


--------

* Filed herewith.