Form 10-Q
period 2006-06-30
TENNECO INC
filed 2006-08-08
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12387

TENNECO INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0515284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 North Field Drive, Lake Forest, Illinois	60045
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 482-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, par value $.01 per share: 45,693,284 shares as of July 31, 2006.

*	No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part I, Item 2. The words “may,” “will,” “believe,” “should,” “could,” “plans,” “expect,” “anticipate,” “intends,” “estimates,” and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

•	changes in automotive manufacturers’ production rates and their actual and forecasted requirements for our products, including the overall highly competitive nature of the automotive parts industry, and our resultant inability to realize the sales represented by our awarded book of business (which is based on anticipated pricing for the applicable program over its life, and is subject to increases or decreases due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by customers);

•	the loss of any of our large original equipment manufacturer (“OEM”) customers (on whom we depend for a substantial portion of our revenues), or the loss of market shares by these customers if we are unable to achieve increased sales to other OEMs;

•	increases in the costs of raw materials, including our ability to successfully reduce the impact of any such cost increases through materials substitutions, cost reduction initiatives and other methods;

•	the cyclical nature of the global vehicular industry, including the performance of the global aftermarket sector and the longer product lives of automobile parts;

•	changes in consumer demand, prices and our ability to have our products included on top selling vehicles, such as the recent shift in consumer preferences from light trucks and SUVs to other vehicles in light of higher fuel costs (because the percentage of our North American OE revenues related to light trucks and SUVs is greater than the percentage of the total North American light vehicle build rate represented by light trucks and SUVs, our North American OE business is sensitive to this change in consumer preferences), and other factors impacting the cyclicality of automotive production and sales of automobiles which include our products, and the potential negative impact on our revenues and margins from such products;

•	our continued success in cost reduction and cash management programs and our ability to execute restructuring and other cost reduction plans and to realize anticipated benefits from these plans;

•	general economic, business and market conditions, including without limitation the financial difficulties facing a number of companies in the automotive industry and the potential impact thereof on labor unrest, supply chain disruptions and weakness in demand;

•	the impact of consolidation among automotive parts suppliers and customers on our ability to compete;

•	operating hazards associated with our business;

•	changes in distribution channels or competitive conditions in the markets and countries where we operate, including the impact of changes in distribution channels for aftermarket products on our ability to increase or maintain aftermarket sales;

•	the potential negative impact of higher fuel prices on discretionary purchases of aftermarket products by consumers;

•	the cost and outcome of existing and any future legal proceedings;

•	labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers;

•	economic, exchange rate and political conditions in the foreign countries where we operate or sell our products;

•	customer acceptance of new products;

•	new technologies that reduce the demand for certain of our products or otherwise render them obsolete;

•	our ability to realize our business strategy of improving operating performance;

•	capital availability or costs, including changes in interest rates, market perceptions of the industries in which we operate or ratings of securities;

•	our inability to successfully integrate any acquisitions that we pursue;

•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;

•	potential legislation, regulatory changes and other governmental actions, including the ability to receive regulatory approvals and the timing of such approvals;

•	the impact of changes in and compliance with laws and regulations, including environmental laws and regulations, and environmental liabilities in excess of the amount reserved;

•	acts of war and terrorism, including, but not limited to, the events taking place in the Middle East, the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

•	the timing and occurrence (or non-occurrence) of other transactions, events and circumstances which may be beyond our control.

The risks included here are not exhaustive. Refer to “Part I, Item 1A—Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tenneco Inc.

We have reviewed the accompanying consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of June 30, 2006, and the related consolidated statements of income, comprehensive income (loss) for the three-month and six-month periods ended June 30, 2006 and 2005, and of cash flows and changes in shareholders’ equity for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of Tenneco Inc.’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company changed its accounting for stock-based compensation expense effective January 1, 2006 upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of December 31, 2005, and the related consolidated statements of income, cash flows, changes in shareholders’ equity, and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated March 14, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Chicago, Illinois
August 3, 2006

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Millions Except Share and Per Share Amounts)

Revenues
Net sales and operating revenues	$1,222	$1,180	$2,354	$2,281

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	972	941	1,893	1,829
Engineering, research, and development	22	18	44	42
Selling, general, and administrative	107	93	208	191
Depreciation and amortization of other intangibles	47	44	91	90

	1,148	1,096	2,236	2,152

Other expense
Loss on sale of receivables	(1)	(1)	(2)	(1)
Other loss	—	—	(1)	(1)

	(1)	(1)	(3)	(2)

Income before interest expense, income taxes, and minority interest	73	83	115	127
Interest expense (net of interest capitalized)	33	32	67	64
Income tax expense	15	18	15	22
Minority interest	1	—	2	1

Net income	$24	$33	$31	$40

Earnings per share
Average shares of common stock outstanding —
Basic	44,496,640	42,987,528	44,194,107	42,821,183
Diluted	47,175,205	45,072,761	46,874,751	45,030,976
Basic earnings per share of common stock	$0.56	$0.75	$0.71	$0.92
Diluted earnings per share of common stock	$0.53	$0.71	$0.67	$0.88

The accompanying notes to financial statements are an integral part of these statements of income.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$123	$141
Receivables—
Customer notes and accounts, net	636	515
Other	23	28
Inventories—
Finished goods	184	154
Work in process	80	81
Raw materials	114	89
Materials and supplies	36	36
Deferred income taxes	46	43
Prepayments and other	132	110

	1,374	1,197

Other assets:
Long-term notes receivable, net	24	23
Goodwill	201	200
Intangibles, net	32	30
Deferred income taxes	311	307
Other	139	140

	707	700

Plant, property, and equipment, at cost	2,562	2,428
Less—Reserves for depreciation and amortization	(1,478)	(1,385)

	1,084	1,043

	$3,165	$2,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$20	$22
Trade payables	769	651
Accrued taxes	50	31
Accrued interest	39	38
Accrued liabilities	207	208
Other	28	29

	1,113	979

Long-term debt	1,349	1,356

Deferred income taxes	80	86

Postretirement benefits	294	285

Deferred credits and other liabilities	84	81

Commitments and contingencies
Minority interest	26	24

Shareholders’ equity:
Common stock	—	—
Premium on common stock and other capital surplus	2,784	2,776
Accumulated other comprehensive loss	(230)	(282)
Retained earnings (accumulated deficit)	(2,095)	(2,125)

	459	369
Less—Shares held as treasury stock, at cost	240	240

	219	129

	$3,165	$2,940

The accompanying notes to financial statements are an integral part of these balance sheets.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended
	June 30,
	2006	2005
	(Millions)

Operating Activities
Net income	$31	$40
Adjustments to reconcile net income to cash provided (used) by operating activities—
Depreciation and amortization of other intangibles	91	90
Deferred income taxes	8	(5)
Stock option expense	2	—
Loss on sale of assets, net	2	1
Changes in components of working capital (net of acquisition)—
(Increase) decrease in receivables	(102)	(200)
(Increase) decrease in inventories	(40)	(33)
(Increase) decrease in prepayments and other current assets	(27)	(19)
Increase (decrease) in payables	90	64
Increase (decrease) in accrued taxes	—	19
Increase (decrease) in accrued interest	1	2
Increase (decrease) in other current liabilities	(4)	(10)
Other	5	(13)

Net cash provided (used) by operating activities	57	(64)

Investing Activities
Net proceeds from the sale of assets	2	3
Expenditures for plant, property, and equipment	(87)	(63)
Expenditures for software related intangible assets	(6)	(7)
Acquisition of businesses (net of cash acquired)	—	(11)
Investments and other	1	2

Net cash used by investing activities	(90)	(76)

Financing Activities
Issuance of common shares	10	4
Retirement of long-term debt	(2)	(42)
Net increase (decrease) in short-term debt excluding current maturities of long-term debt	(3)	34
Other	2	—

Net cash provided (used) by financing activities	7	(4)

Effect of foreign exchange rate changes on cash and cash equivalents	8	(4)

Decrease in cash and cash equivalents	(18)	(148)
Cash and cash equivalents, January 1	141	214

Cash and cash equivalents, June 30 (Note)	$123	$66

Supplemental Cash Flow Information
Cash paid during the period for interest	$67	$61
Cash paid during the period for income taxes (net of refunds)	$7	$11

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to financial statements are an integral part of these statements of cash flows.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30,
	2006		2005
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)

Common Stock
Balance January 1	44,544,668	$—	44,275,594	$—
Issued pursuant to benefit plans	1,173,248	—	271,422	—
Stock options exercised	966,583	—	612,774	—

Balance June 30	46,684,499	—	45,159,790	—

Premium on Common Stock and Other Capital Surplus
Balance January 1		2,776		2,764
Premium on common stock issued pursuant to benefit plans		8		7

Balance June 30		2,784		2,771

Accumulated Other Comprehensive Loss
Balance January 1		(282)		(185)
Other comprehensive income (loss)		52		(75)

Balance June 30		(230)		(260)

Retained Earnings (Accumulated Deficit)
Balance January 1		(2,125)		(2,180)
Net income		31		40
Other		(1)		(2)

Balance June 30		(2,095)		(2,142)

Less—Common Stock Held as Treasury Stock, at Cost
Balance January 1 and June 30	1,294,692	240	1,294,692	240

Total		$219		$129

The accompanying notes to financial statements are an integral part of these statements of changes in shareholders’ equity.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,
	2006		2005
	Accumulated		Accumulated
	Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income		$24		$33

Accumulated Other Comprehensive Income (Loss) Cumulative Translation Adjustment
Balance April 1	$(133)		$(98)
Translation of foreign currency statements	35	35	(40)	(40)

Balance June 30	(98)		(138)

Additional Minimum Pension Liability Adjustment
Balance April 1 and June 30	(132)		(122)

Balance June 30	$(230)		$(260)

Other comprehensive income (loss)		35		(40)

Comprehensive Income (Loss)		$59		$(7)

	Six Months Ended June 30,
	2006		2005
	Accumulated		Accumulated
	Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income		$31		$40

Accumulated Other Comprehensive Income (Loss) Cumulative Translation Adjustment
Balance January 1	$(150)		$(63)
Translation of foreign currency statements	52	52	(75)	(75)

Balance June 30	(98)		(138)

Additional Minimum Pension Liability Adjustment
Balance January 1 and June 30	(132)		(122)

Balance June 30	$(230)		$(260)

Other comprehensive income (loss)		52		(75)

Comprehensive Income (Loss)		$83		$(35)

The accompanying notes to financial statements are an integral part of these statements of comprehensive income (loss).

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) As you read the accompanying financial statements and Management’s Discussion and Analysis you should also read our Annual Report on Form 10-K for the year ended December 31, 2005.

In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Tenneco Inc.’s financial position, results of operations, cash flows, changes in shareholders’ equity, and comprehensive income (loss) for the periods indicated. We have prepared the unaudited interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

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

(2) Equity Plans—In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock equivalent units, stock appreciation rights (“SARs”), and stock options to our directors, officers and employees. The plan, which terminated as to new awards on December 31, 2001, was renamed the “Stock Ownership Plan.” In December 1999, we adopted the Supplemental Stock Ownership Plan, which permitted the granting of a variety of similar awards to our directors, officers and employees. We were authorized to deliver up to about 1.1 million treasury shares of common stock under the Supplemental Stock Ownership Plan, which also terminated as to new awards on December 31, 2001. In March 2002, we adopted the 2002 Long-Term Incentive Plan which permitted the granting of a variety of similar awards to our officers, directors and employees. Up to 4 million shares of our common stock were authorized for delivery under the 2002 Long-Term Incentive Plan. In March 2006, we adopted the 2006 Long-Term Incentive Plan which replaced the 2002 Long-Term Incentive Plan and permits the granting of a variety of similar awards to directors, officers, and employees. Up to 2,205,126 shares of our common stock have been authorized for delivery under the 2006 Long-Term Incentive Plan. Our nonqualified stock options have 7 to 20 year terms and vest equally over a three year service period from the date of the grant.

We have granted restricted common stock to our directors and certain key employees. These awards generally require, among other things, that the award holder remains in service to our company during the restriction period. We have also granted stock equivalent units to certain key employees that are payable in cash annually based on the attainment of specified performance goals. The grant value is indexed to the stock price. Each employee granted stock equivalent units receives a percentage of the total grant’s value. In addition, we have granted SARs to certain key employees in our Asian operations that are payable in cash after a three year service period. The grant value is indexed to the stock price.

Accounting Methods—Prior to January 1, 2006, we utilized the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Therefore, no compensation cost was reflected in net income related to stock options as all options granted under the plans had an exercise price equal to the market price of the underlying common stock on the date of the grant. Compensation cost was previously recognized for restricted stock, stock equivalent units and SARs under this accounting principle.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective application method. Under this transition method, compensation cost recognized for the six months ended June 30, 2006, includes the applicable amounts of: (1) compensation cost of all unvested stock-based awards granted prior to January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures, and (2) compensation cost for all stock-based awards granted on or after January 1, 2006, based upon the grant date fair value estimated in accordance with the new provisions of SFAS No. 123(R). Results for prior periods have not been restated.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
	(Millions Except
	Per Share
	Amounts)

Net income	$33	$40
Add: Stock-based employee compensation expense included in net income, net of income tax	2	3
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of income tax	(2)	(4)

Adjusted net income	$33	$39

Earnings per share:
Basic—as reported	$0.75	$0.92
Basic—as adjusted for stock-based compensation expense	$0.73	$0.90
Diluted—as reported	$0.71	$0.88
Diluted—as adjusted for stock-based compensation expense	$0.70	$0.85

In accordance with SFAS No. 109, “Accounting for Income Taxes,” we are allowed a tax deduction for compensation cost which is calculated as the difference between the value of the stock and the price upon exercise of a stock option. Prior to adopting SFAS No. 123(R), we presented the cash flow benefit of these deductions as operating cash flows. Under SFAS No. 123(R), excess tax benefits which are any excess tax benefits we may realize upon the exercise of stock options that are greater than the tax benefit recognized on the compensation cost recorded in our income statement, are recognized as an addition to paid-in capital. We present cash retained as a result of excess tax benefits as financing cash flows. Any write-offs of deferred tax assets related to unrealized tax benefits associated with the recognized compensation cost would be reported as income tax expense.

Effects of Adopting—Under the previous accounting rules, we recognized compensation expense for restricted stock, stock equivalent units and SARs in the income statement and we continue to do so under SFAS No. 123(R). Compensation expense for these awards, net of tax, was approximately $5 million for the six months ended June 30, 2006 compared to approximately $3 million for the six months ended June 30, 2005, and was recorded in selling, general, and administrative expense on the statement of income at the corporate level.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The impact of recognizing compensation expense related to nonqualified stock options is contained in the table below.

Six Months Ended
June 30, 2006
(Millions)

Selling, general and administrative	$2

Loss before interest expense, income taxes and minority interest	(2)
Income tax benefit	1

Net loss	$1

Decrease in basic earnings per share	$(0.03)
Decrease in diluted earnings per share	$(0.03)

For the six months ended June 30, 2006, the impact of adopting SFAS No. 123(R) on our results of operations including nonqualified stock options and other stock-based compensation was additional expense of approximately $1 million or $0.02 per diluted share. Adoption of this accounting standard also increased the calculated number of diluted shares by approximately 0.6 million primarily due to the elimination of assumed excess tax benefits.

For stock options awarded to retirement eligible employees prior to the adoption of SFAS No. 123(R) we immediately accelerate the recognition of any outstanding compensation cost when employees retire before the end of the explicit vesting period. This methodology has not had a material impact on our recognized compensation cost.

As of June 30, 2006, there is approximately $4 million, net of tax, of total unrecognized compensation costs related to these stock-based awards that we expect to recognize over a weighted average period of 1.5 years.

Cash received from option exercises for the six months ended June 30, 2006, was approximately $4 million. Stock option exercises during the first six months of 2006 generated an excess tax benefit of approximately $6 million. Pursuant to footnote 82 of SFAS No. 123(R), this benefit was not recorded as we have federal and state net operating losses which are not currently being utilized. As a result, the excess tax benefit had no impact on our financial position or statement of cash flows.

Assumptions—We calculated the fair values of the awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. Determining the fair value of share-based awards requires judgment in estimating employee and market behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

	Six Months Ended
	June 30,
	2006	2005

Stock Options
Weighted average grant date fair value, per share	$9.27	$8.35
Weighted average assumptions used:
Expected volatility	42.6%	43.0%
Expected lives	5.1	7.0
Risk-free interest rates	4.2%	4.0%
Dividend yields	0.0%	0.0%

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Stock Options—The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Six Months Ended
	June 30, 2006
			Weighted Avg.
	Shares	Weighted Avg.	Remaining	Aggregate
	Under	Exercise	Life in	Intrinsic
	Option	Prices	Years	Value
				(Millions)

Outstanding Stock Options
Outstanding, January 1, 2006	4,922,095	$9.08
Granted	451,750	21.21
Canceled	(15,738)	20.08
Forfeited	(3,061)	7.35
Exercised	(803,472)	4.30		$14

Outstanding, March 31, 2006	4,551,574	11.08	5.5	49
Granted	1,500	10.75
Canceled	(42,050)	5.67
Forfeited	(4,231)	12.46
Exercised	(164,394)	4.02		3

Outstanding, June 30, 2006	4,342,399	11.40	5.3	51

Exercisable, June 30, 2006	3,464,317	$9.87	5.3	$46

Restricted Stock—The following table reflects the status for all nonvested restricted shares for the period indicated:

	Six Months Ended
	June 30, 2006
		Weighted Avg.
		Grant Date
	Shares	Fair Value

Nonvested Restricted Shares
Nonvested balance at January 1, 2006	533,714	$12.67
Granted	249,477	21.23
Vested	(222,687)	10.94
Forfeited	—	—

Nonvested balance at March 31, 2006	560,504	$17.17

Granted	—	—
Vested	(3,749)	12.24
Forfeited	—	—

Nonvested balance at June 30, 2006	556,755	$17.20

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of June 30, 2006, approximately $8 million of total unrecognized compensation costs related to compensation for restricted stock awards is expected to be recognized over a weighted-average period of approximately 2 years.

Stock Equivalent Units and SAR’s—Stock equivalent units and SAR’s are paid in cash and recognized as a liability based upon their fair value. As of June 30, 2006, approximately $5 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately one half year.

(3) In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2005 resulted in lower interest expense of approximately $2 million for the year. Based upon the LIBOR rate as determined under these agreements of 4.73 percent (which was in effect until July 15, 2006) and the rates in the market today, the inclusion of these swaps in our financial results is expected to add $1 million to our 2006 annual interest expense. These swaps qualify as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt.

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

The tranche B-1 letter of credit/revolving loan facility will be reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. We will not be liable

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

for any losses to or misappropriation of any (i) return due to the administrative agent’s failure to achieve the return described above or to pay all or any portion of such return to any lender under such facility or (ii) funds on deposit in such account by such lender (other than the obligation to repay funds released from such accounts and provided to us as revolving loans under such facility).

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

In October 2005, we further amended our senior credit facility increasing the amount of commitments we may seek under the revolving credit portion of the facility from $300 million to $350 million, along with other technical changes. We are not required to reduce the commitments under our tranche B-1 letter of credit/revolving loan facility should we obtain additional revolving credit commitments. In July 2006 we increased the amount of commitments under the revolving credit portion of the facility from $300 million to $320 million. We have not yet sought any increased commitments above the $320 million level, but may do so when, in our judgment, market conditions are favorable. We do not anticipate reducing the tranche B-1 letter of credit/revolving loan facility at this time.

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In October 2004, we announced a plan to eliminate 250 salaried positions through selected layoffs and an elective early retirement program. The majority of layoffs were at middle and senior management levels. As of June 30, 2006, we have incurred $23 million in severance costs. Of this total, $7 million was recorded in cost of sales and $16 million was recorded in selling, general and administrative expense.

In February 2006, we decided to reduce the work force at certain of our global locations as part of our ongoing effort to reduce our cost structure. We recorded a pre-tax charge of $1 million during the second quarter of 2006 and $4 million for the first six months of 2006 for severance and other benefits related to these reductions in force, substantially all of which have been paid in cash.

In addition to the announced actions, we will continue to evaluate additional opportunities and expect that we will initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution and manufacturing footprint for the future. We expect to continue to undertake additional restructuring actions as deemed necessary, however, there can be no assurances we will undertake such actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers’ councils, union representatives and others.

We incurred $8 million in restructuring and restructuring-related costs during the second quarter of 2006. Of this total, $7 million was recorded in cost of sales and $1 million was recorded in selling, general and administrative expense. Including the costs incurred in 2002 through 2005 of $71 million, we have incurred a total of $85 million for activities related to our restructuring initiatives.

Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we were allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives over the 2002 to 2006 time period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. In February of 2005, our senior credit facility was amended to exclude all remaining cash charges and expenses related to restructuring initiatives started on or before February 21, 2005. As of June 30, 2006, we have excluded $70 million in allowable charges relating to restructuring initiatives previously started.

Under our amended facility, we are allowed to exclude up to an additional $60 million of cash charges and expenses, before taxes, related to restructuring activities initiated after February 21, 2005 from the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2006, we have excluded $23 million in allowable charges relating to restructuring initiatives against the $60 million available under the terms of the February 2005 amendment to the senior credit facility.

(5) We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies’ cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of June 30, 2006, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs to be approximately $8 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Below is a table that shows the activity in the warranty accrual accounts:

	Six Months
	Ended
	June 30,
	2006	2005
	(Millions)

Beginning Balance January 1,	$22	$19
Accruals related to product warranties	9	7
Reductions for payments made	(9)	(6)

Ending Balance June 30,	$22	$20

(6) In March 2005, the FASB issued Interpretation No. (“FIN”) 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46” (revised December 2003). The statement addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. The guidance should be applied in the first reporting period beginning after March 3, 2005. The adoption of FSP No. FIN 46(R)-5 did not have an impact on our consolidated financial statements.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term conditional asset retirement obligation as used in FASB No. 143, “Accounting for Conditional Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation was effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on our financial position or results of operation.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections,” which supersedes APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our financial position or results of operation.

In June 2005, the FASB issued Staff Position (“FSP”) No. 143-1, “Accounting for Electronic Equipment Waste Obligations.” This statement addresses the accounting for obligations associated with Directive 2005/96/EC on Waste Electrical and Electronic Equipment adopted by the European Union. The Directive distinguishes between “new” and “historical” waste. The guidance should be applied the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP No. 143-1 did not have a material impact on our financial position or results of operation.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprises financial statements and prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years ending after December 15, 2006. We continue to evaluate the impact that adoption of this interpretation could have on our financial statements.

(7) We entered into an agreement to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party, net of a factoring discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $148 million at both June 30, 2006 and 2005, respectively. We recognized a loss of approximately $2 million for the six months ended June 30, 2006, and approximately $1 million for the six months ended June 30, 2005, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, which has averaged approximately 6 percent during 2006. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

(8) Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Millions Except Share and Per Share Amounts)

Basic earnings per share— Income	$24	$33	$31	$40

Average shares of common stock outstanding	44,496,640	42,987,528	44,194,107	42,821,183

Earnings per average share of common stock	$0.56	$0.75	$0.71	$0.92

Diluted earnings per share— Income	$24	$33	$31	$40

Average shares of common stock outstanding	44,496,640	42,987,528	44,194,107	42,821,183
Effect of dilutive securities:
Restricted stock	452,586	321,193	458,619	319,460
Stock options	2,225,979	1,764,040	2,222,025	1,890,333

Average shares of common stock outstanding including dilutive securities	47,175,205	45,072,761	46,874,751	45,030,976

Earnings per average share of common stock	$0.53	$0.71	$0.67	$0.88

Options to purchase 611,492 and 1,253,311 shares of common stock were outstanding at June 30, 2006 and 2005, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

were greater than the average market price of the common shares for the quarters ended June 30, 2006 and 2005, respectively.

(9) Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

	Three Months Ended June 30,
	Pension				Postretirement
	2006		2005		2006	2005
	US	Foreign	US	Foreign	US	US
	(Millions)

Service cost—benefits earned during the year	$4	$2	$3	$2	$1	$—
Interest cost	4	4	5	3	2	2
Expected return on plan assets	(5)	(4)	(4)	(3)	—	—
Net amortization:
Actuarial loss	1	2	1	—	1	1
Prior service cost	1	—	1	—	(1)	(1)

Net pension and postretirement costs	$5	$4	$6	$2	$3	$2

	Six Months Ended June 30,
	Pension				Postretirement
	2006		2005		2006	2005
	US	Foreign	US	Foreign	US	US
	(Millions)

Service cost—benefits earned during the year	$8	$4	$8	$4	$2	$1
Interest cost	9	8	9	7	4	4
Expected return on plan assets	(10)	(8)	(8)	(7)	—	—
Net amortization:
Actuarial loss	2	3	2	1	3	3
Prior service cost	2	—	1	—	(3)	(3)

Net pension and postretirement costs	$11	$7	$12	$5	$6	$5

For the six months ended June 30, 2006, we made pension contributions of approximately $10 million for our domestic pension plans and $6 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to make approximately $21 million in contributions for the remainder of 2006.

We made postretirement contributions of approximately $4 million during the first six months of 2006. Based on current actuarial estimates, we believe we will be required to make approximately $5 million in contributions for the remainder of 2006.

(10) We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was less than $1 million at both June 30, 2006 and 2005, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities and cash management requirements for some of our subsidiaries totaling $15 million. We have also issued $20 million in letters of credit to support some of our subsidiaries’ insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

Interest Rate Swaps—In April 2004, we hedged our exposure to fixed interest rates by entering into fixed-to-floating interest rate swaps covering $150 million of our fixed interest rate debt. These swaps qualify as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and as such are recorded on the balance sheet at fair value as a long-term asset or liability with an offset to the underlying hedged item, which is long-term debt. The cost of replacing these contracts in the event of non-performance by the counterparties was not material. These hedges are highly effective, so we have not recognized in earnings any amounts related to the ineffectiveness of the interest rate swaps. No amounts were excluded from the assessment of hedge effectiveness.

Negotiable Financial Instruments—One of our European subsidiaries receives payment from one of its OE customers whereby the account receivables are satisfied through the delivery of negotiable financial instruments. These financial instruments are then sold at a discount to a European bank. Any of these financial instruments which were not sold as of June 30, 2006 and 2005 are classified as other current assets and are excluded from our definition of cash equivalents. We had sold approximately $36 million of these instruments at June 30, 2006 and $25 million at June 30, 2005.

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $5 million at June 30, 2006 and are classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $11 million at June 30, 2006 and are classified as other current assets. One of our Chinese subsidiaries is required to maintain a cash balance at a financial institution issuing the financial instruments which are used to satisfy vendor payments. The balance totaled close to zero at June 30, 2006 and is classified as cash and cash equivalents.

(11) In October 2004 and July 2005, we announced changes in the structure of our organization which changed the components of our reportable segments. The European segment now includes the South American and Indian operations. The Asia Pacific segment includes our other Asian and Australian operations. While this had no impact on our consolidated results, it changed our segment results. You should note that we have reclassified prior year’s segment data where appropriate to conform to the 2006 presentations.

We are a global manufacturer with three geographic reportable segments: (1) North America, (2) Europe, South America and India (“Europe”), and (3) Asia Pacific. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. We evaluate segment performance based primarily on income before interest expense, income taxes, and minority interest. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the “market value” of the products.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes certain Tenneco segment information:

	Segment
	North		Asia	Reclass &
	America	Europe	Pacific	Elims	Consolidated
	(Millions)

At June 30, 2006, and for the Three Months Then Ended
Revenues from external customers	$524	$596	$102	$—	$1,222
Intersegment revenues	2	16	4	(22)	—
Income before interest expense, income taxes, and minority interest	37	34	2	—	73
At June 30, 2005, and for the Three Months Then Ended
Revenues from external customers	$536	$550	$94	$—	$1,180
Intersegment revenues	2	15	3	(20)	—
Income before interest expense, income taxes, and minority interest	52	27	4	—	83
At June 30, 2006, and for the Six Months Then Ended
Revenues from external customers	$1,039	$1,123	$192	$—	$2,354
Intersegment revenues	3	32	7	(42)	—
Income before interest expense, income taxes, and minority interest	71	42	2	—	115
Total assets	1,431	1,415	268	51	3,165
At June 30, 2005, and for the Six Months Then Ended
Revenues from external customers	$1,041	$1,064	$176	$—	$2,281
Intersegment revenues	3	30	6	(39)	—
Income before interest expense, income taxes, and minority interest	89	32	6	—	127
Total assets	1,324	1,388	248	107	3,067

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

These condensed consolidating financial statements are presented on the equity method. Under this method, our investments are recorded at cost and adjusted for our ownership share of a subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes. You should read the condensed consolidating financial statements of the Guarantor Subsidiaries in connection with our consolidated financial statements and related notes of which this note is an integral part.

Distributions

There are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to us.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Three Months Ended June 30, 2006
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues—
External	$504	$718	$—	$—	$1,222
Affiliated companies	23	126	—	(149)	—

	527	844	—	(149)	1,222

Costs and expenses
Cost of sales (exclusive of depreciation shown below)	419	702	—	(149)	972
Engineering, research, and development	9	13	—	—	22
Selling, general, and administrative	47	58	2	—	107
Depreciation and amortization of other intangibles	18	29	—	—	47

	493	802	2	(149)	1,148

Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (loss)	3	(2)	—	(1)	—

	3	(3)	—	(1)	(1)
Income (loss) before interest expense, income taxes, minority interest, and equity in net income from affiliated companies	37	39	(2)	(1)	73
Interest expense—
External (net of interest capitalized)	(2)	1	34	—	33
Affiliated companies (net of interest income)	41	(3)	(38)	—	—
Income tax expense (benefit)	2	9	14	(10)	15
Minority interest	—	1	—	—	1

	(4)	31	(12)	9	24
Equity in net income (loss) from affiliated companies	23	—	36	(59)	—

Net income (loss)	$19	$31	$24	$(50)	$24

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Three Months Ended June 30, 2005
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
			(Millions)

Revenues
Net sales and operating revenues—
External	$534	$646	$—	$—	$1,180
Affiliated companies	18	128	—	(146)	—

	552	774	—	(146)	1,180

Costs and expenses
Cost of sales (exclusive of depreciation shown below)	445	642	—	(146)	941
Engineering, research, and development	7	11	—	—	18
Selling, general, and administrative	38	55	—	—	93
Depreciation and amortization of other intangibles	17	27	—	—	44

	507	735	—	(146)	1,096

Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (loss)	6	(2)	—	(4)	—

	6	(3)	—	(4)	(1)

Income (loss) before interest expense, income taxes, minority interest, and equity in net income from affiliated companies	51	36	—	(4)	83
Interest expense—
External (net of interest capitalized)	—	1	31	—	32
Affiliated companies (net of interest income)	43	(16)	(27)	—	—
Income tax expense (benefit)	24	14	(2)	(18)	18
Minority interest	—	—	—	—	—

	(16)	37	(2)	14	33
Equity in net income (loss) from affiliated companies	38	—	35	(73)	—

Net income (loss)	$22	$37	$33	$(59)	$33

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Six Months Ended June 30, 2006
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
			(Millions)

Revenues
Net sales and operating revenues—
External	$1,008	$1,346	$—	$—	$2,354
Affiliated companies	44	248	—	(292)	—

	1,052	1,594	—	(292)	2,354

Costs and expenses
Cost of sales (exclusive of depreciation shown below)	838	1,347	—	(292)	1,893
Engineering, research, and development	17	27	—	—	44
Selling, general, and administrative	91	115	2	—	208
Depreciation and amortization of other intangibles	35	56	—	—	91

	981	1,545	2	(292)	2,236

Other income (expense)
Loss on sale of receivables	—	(2)	—	—	(2)
Other income (loss)	5	(5)	—	(1)	(1)

	5	(7)	—	(1)	(3)

Income (loss) before interest expense, income taxes, minority interest, and equity in net income from affiliated companies	76	42	(2)	(1)	115
Interest expense—
External (net of interest capitalized)	(2)	2	67	—	67
Affiliated companies (net of interest income)	78	(6)	(72)	—	—
Income tax expense (benefit)	6	11	26	(28)	15
Minority interest	—	2	—	—	2

	(6)	33	(23)	27	31
Equity in net income (loss) from affiliated companies	26	—	54	(80)	—

Net income (loss)	$20	$33	$31	$(53)	$31

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Six Months Ended June 30, 2005
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
			(Millions)

Revenues
Net sales and operating revenues—
External	$1,055	$1,226	$—	$—	$2,281
Affiliated companies	35	258	—	(293)	—

	1,090	1,484	—	(293)	2,281

Costs and expenses
Cost of sales (exclusive of depreciation shown below)	872	1,250	—	(293)	1,829
Engineering, research, and development	21	21	—	—	42
Selling, general, and administrative	78	113	—	—	191
Depreciation and amortization of other intangibles	35	55	—	—	90

	1,006	1,439	—	(293)	2,152

Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (loss)	8	(5)	—	(4)	(1)

	8	(6)	—	(4)	(2)

Income (loss) before interest expense, income taxes, minority interest, and equity in net income from affiliated companies	92	39	—	(4)	127
Interest expense —
External (net of interest capitalized)	—	2	62	—	64
Affiliated companies (net of interest income)	70	(18)	(52)	—	—
Income tax expense (benefit)	37	15	(5)	(25)	22
Minority interest	—	1	—	—	1

	(15)	39	(5)	21	40
Equity in net income (loss) from affiliated companies	46	—	45	(91)	—

Net income (loss)	$31	$39	$40	$(70)	$40

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

BALANCE SHEET

	June 30, 2006
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$12	$111	$—	$—	$123
Receivables, net	190	823	29	(383)	659
Inventories	121	293	—	—	414
Deferred income taxes	33	12	3	(2)	46
Prepayments and other	27	105	—	—	132

	383	1,344	32	(385)	1,374

Other assets:
Investment in affiliated companies	651	—	1,111	(1,762)	—
Notes and advances receivable from affiliates	3,361	200	4,914	(8,475)	—
Long-term notes receivable, net	2	22	—	—	24
Goodwill	136	65	—	—	201
Intangibles, net	13	19	—	—	32
Deferred income taxes	257	54	197	(197)	311
Other	37	72	30	—	139

	4,457	432	6,252	(10,434)	707

Plant, property, and equipment, at cost	946	1,616	—	—	2,562
Less—Reserves for depreciation and amortization	604	874	—	—	1,478

	342	742	—	—	1,084

	$5,182	$2,518	$6,284	$(10,819)	$3,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt—non-affiliated	$—	$20	$—	$—	$20
Short-term debt—affiliated	—	285	10	(295)	—
Trade payables	241	613	—	(85)	769
Accrued taxes	127	23	—	(100)	50
Other	126	112	39	(3)	274

	494	1,053	49	(483)	1,113
Long-term debt—non-affiliated	—	11	1,338	—	1,349
Long-term debt—affiliated	3,746	61	4,668	(8,475)	—
Deferred income taxes	119	79	—	(118)	80
Postretirement benefits and other liabilities	270	91	10	7	378
Commitments and contingencies
Minority interest	—	26	—	—	26
Shareholders’ equity	553	1,197	219	(1,750)	219

	$5,182	$2,518	$6,284	$(10,819)	$3,165

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

BALANCE SHEET

	December 31, 2005
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$31	$110	$—	$—	$141
Receivables, net	203	675	30	(365)	543
Inventories	109	251	—	—	360
Deferred income taxes	35	7	1	—	43
Prepayments and other	14	96	—	—	110

	392	1,139	31	(365)	1,197

Other assets:
Investment in affiliated companies	436	—	1,032	(1,468)	—
Notes and advances receivable from affiliates	3,235	139	4,785	(8,159)	—
Long-term notes receivable, net	2	21	—	—	23
Goodwill	135	65	—	—	200
Intangibles, net	14	16	—	—	30
Deferred income taxes	247	60	176	(176)	307
Other	37	71	32	—	140

	4,106	372	6,025	(9,803)	700

Plant, property, and equipment, at cost	921	1,507	—	—	2,428
Less—Reserves for depreciation and amortization	593	792	—	—	1,385

	328	715	—	—	1,043

	$4,826	$2,226	$6,056	$(10,168)	$2,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt—non-affiliated	$—	$22	$—	$—	$22
Short-term debt—affiliated	128	124	10	(262)	—
Trade payables	219	526	—	(94)	651
Accrued taxes	(29)	22	38	—	31
Other	132	113	38	(8)	275

	450	807	86	(364)	979
Long-term debt-non-affiliated	—	12	1,344	—	1,356
Long-term debt-affiliated	3,541	126	4,492	(8,159)	—
Deferred income taxes	182	80	—	(176)	86
Postretirement benefits and other liabilities	265	90	5	6	366
Commitments and contingencies
Minority interest	—	24	—	—	24
Shareholders’ equity	388	1,087	129	(1,475)	129

	$4,826	$2,226	$6,056	$(10,168)	$2,940

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2006
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$188	$7	$(138)	$—	$57

Investing Activities
Net proceeds from the sale of assets	—	2	—	—	2
Expenditures for plant, property, and equipment	(45)	(42)	—	—	(87)
Expenditures for software related intangible assets	(4)	(2)	—	—	(6)
Acquisition of businesses	—	—	—	—	—
Investments and other	—	1	—	—	1

Net cash used by investing activities	(49)	(41)	—	—	(90)

Financing Activities
Issuance of common shares	—	—	10	—	10
Retirement of long-term debt	—	(1)	(1)	—	(2)
Net decrease in short-term debt excluding current maturities of long-term debt	—	(3)	—	—	(3)
Intercompany dividends and net increase (decrease) in intercompany obligations	(158)	29	129	—	—
Other	—	2	—	—	2

Net cash provided (used) by financing activities	(158)	27	138	—	7

Effect of foreign exchange rate changes on cash and cash equivalents	—	8	—	—	8

Increase (decrease) in cash and cash equivalents	(19)	1	—	—	(18)
Cash and cash equivalents, January 1	31	110	—	—	141

Cash and cash equivalents, June 30 (Note)	$12	$111	$—	$—	$123

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2005
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$9	$40	$(113)	$—	$(64)

Investing Activities
Net proceeds from the sale of assets	2	1	—	—	3
Expenditures for plant, property, and equipment	(23)	(40)	—	—	(63)
Expenditures for software related intangible assets	(2)	(5)	—	—	(7)
Acquisition of business	—	(11)	—	—	(11)
Investments and other	3	(1)	—	—	2

Net cash used by investing activities	(20)	(56)	—	—	(76)

Financing Activities
Issuance of common shares	—	—	4	—	4
Retirement of long-term debt	—	(2)	(40)	—	(42)
Net increase (decrease) in short-term debt excluding current maturities of long-term debt	(169)	170	33	—	34
Intercompany dividends and net increase (decrease) in intercompany obligations	40	(156)	116	—	—
Other	—	—	—	—	—

Net cash provided (used) by financing activities	(129)	12	113	—	(4)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(4)	—	—	(4)

Increase (decrease) in cash and cash equivalents	(140)	(8)	—	—	(148)
Cash and cash equivalents, January 1	140	74	—	—	214

Cash and cash equivalents, June 30 (Note)	$—	$66	$—	$—	$66

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

(The preceding notes are an integral part of the foregoing financial statements.)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are one of the world’s leading manufacturers of automotive emission control and ride control products and systems. We serve both original equipment (OE) vehicle manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe®, Rancho®, Clevite® Elastomers and Fric Rottm ride control products and Walker®, Fonostm, and Gillettm emission control products. Worldwide we serve more than 30 different original equipment manufacturers, and our products or systems are included on nine of the top 10 passenger car models produced for sale in Western Europe and all of the top 10 light truck models produced for sale in North America for 2005. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. We operate more than 70 manufacturing facilities worldwide and employ approximately 19,000 people to service our customers’ demands.

Factors that are critical to our success include winning new business awards, managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes, fixing or eliminating unprofitable businesses and reducing overall costs. In addition, our ability to adapt to key industry trends, such as the consolidation of OE customers, a shift in consumer preferences to other vehicles in response to higher fuel costs, increasing technologically sophisticated content, changing aftermarket distribution channels, increasing environmental standards and extended product life of automotive parts, also plays a critical role in our success. Other factors that are critical to our success include adjusting to environmental and economic challenges such as increases in the cost of raw materials and our ability to successfully reduce the impact of any such cost increases through material substitutions, cost reduction initiatives and other methods.

We have a substantial amount of indebtedness. As such, our ability to generate cash—both to fund operations and service our debt—is also a significant area of focus for our company. See “Liquidity and Capital Resources” below for further discussion of cash flows.

Total revenues for the second quarter of 2006 were $1,222 million, a four percent increase over 2005. Higher aftermarket sales in North America and Europe and increased OE sales in Europe, Asia, India and South America primarily drove this increase. Gross margin for the second quarter of 2006 was 20.5 percent, up from 20.3 percent in 2005. This was primarily driven by improved manufacturing efficiencies from Lean manufacturing and Six Sigma efforts and the impact of higher margin North American aftermarket ride control sales, partially offset by higher substrate sales, which on average carry a lower margin, and by higher restructuring and restructuring-related expenses. We reported selling, general, administrative and engineering expenses for the second three months of 2006 of 10.6 percent of revenues, as compared to 9.4 percent of revenues for the same period last year. The increase in selling, general, administrative and engineering expenses was due to higher aftermarket customer changeover costs, restructuring expenses, increased investments to support future growth initiatives and an increase in compensation costs linked to the price of our common stock.

Earnings before interest, taxes and minority interest (“EBIT”) was $73 million for the second quarter of 2006, down $10 million from the $83 million reported in 2005. Restructuring and restructuring-related expenses in the second quarter of 2006, before taxes, were $8 million compared to $2 million in the same period last year.

Total revenues for the first six months of 2006 were $2,354 million, a three percent increase over the $2,281 million reported for the same period last year. Strong global aftermarket revenues, particularly in the North American aftermarket where we have captured several new customers in the past year, and higher revenues in our European and Asian OE emission control businesses drove the increase. These improvements were partially offset by declines in the North America OE emission control and Australia OE businesses. Gross margin for the first six months of 2006 was 19.6 percent compared to 19.8 percent in the same 2005 period. The change is primarily attributable to higher restructuring costs and a shift in the mix of our OE emission control business in Europe toward more hot end and diesel aftertreatment business, which contains more substrate content that carries lower margins. This was mostly offset by improved manufacturing efficiencies, particularly in our European OE businesses. Selling, general, administrative and engineering expense was 10.7 percent of revenues for the first six months of

2006 compared to 10.2 percent in 2005. Of the increase, three-tenths of a percentage point of the increase is attributable to aftermarket customer changeover costs. The remainder of the increase resulted from increased investments to support future growth initiatives and an increase in compensation costs linked to the price of our common stock. EBIT for the first six months of 2006 was $115 million, compared to $127 million in the 2005 period. The change was due to higher restructuring and restructuring-related expenses and the aftermarket customer changeover costs.

In October 2004 and July 2005, we announced changes in the structure of our organization which changed the components of our reportable segments. The European segment now includes our South American and Indian operations. The Asia Pacific segment includes our other Asian and Australian operations. While this had no impact on our consolidated results, it changed our segment results. These changes in segment reporting have been reflected in this Management’s Discussion and Analysis, and the accompanying consolidated financial statements, for all periods presented.

In December 2005, we completed the acquisition of the minority interest of the joint venture partner for our Indian ride control operations. We purchased the minority owned interest for approximately $5 million in cash and property.

Results from Operations for the Three Months Ended June 30, 2006 and 2005

Net Sales and Operating Revenues

The following tables reflect our revenues for the second quarter of 2006 and 2005. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. Additionally, “substrate” catalytic converter sales include precious metals pricing, which may be volatile. These “substrate” catalytic converter sales occur when, at the direction of our OE customers, we purchase catalytic converters or components from suppliers, use them in our manufacturing process, and sell them as part of the completed system. While, generally, our original equipment customers assume the risk of this volatility, it impacts our reported revenues. Excluding “substrate” catalytic converter sales removes this impact. We have not reflected any currency impact in the 2005 table since this is the base period for measuring the effects of currency during 2006 on our operations. We use this information to analyze the trend in our revenues before these factors. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

	Three Months Ended June 30, 2006
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$131	$—	$131	$—	$131
Emission Control	236	2	234	61	173

Total North America Original Equipment	367	2	365	61	304
North America Aftermarket
Ride Control	112	—	112	—	112
Emission Control	45		45		45

Total North America Aftermarket	157		157		157
Total North America	524	2	522	61	461
Europe Original Equipment
Ride Control	98	5	93	—	93
Emission Control	314	7	307	117	190

Total Europe Original Equipment	412	12	400	117	283
Europe Aftermarket
Ride Control	54	1	53	—	53
Emission Control	64	1	63		63

Total Europe Aftermarket	118	2	116		116
South America & India	66	4	62	8	54
Total Europe, South America & India	596	18	578	125	453
Asia	58	—	58	19	39
Australia	44	(1)	45	5	40

Total Asia Pacific	102	(1)	103	24	79

Total Tenneco	$1,222	$19	$1,203	$210	$993

	Three Months Ended June 30, 2005
					Revenues
					Excluding
			Revenues		Currency and
		Currency	Excluding	Substrate	Substrate
	Revenues	Impact	Currency	Sales	Sales
	(Millions)

North America Original Equipment
Ride Control	$131	$—	$131	$—	$131
Emission Control	259	—	259	68	191

Total North America Original Equipment	390	—	390	68	322
North America Aftermarket
Ride Control	103	—	103	—	103
Emission Control	43	—	43	—	43

Total North America Aftermarket	146		146	—	146
Total North America	536		536	68	468
Europe Original Equipment
Ride Control	98	—	98	—	98
Emission Control	284	—	284	87	197

Total Europe Original Equipment	382		382	87	295
Europe Aftermarket
Ride Control	51	—	51	—	51
Emission Control	58	—	58	—	58

Total Europe Aftermarket	109	—	109	—	109
South America & India	59	—	59	5	54
Total Europe, South America & India	550	—	550	92	458
Asia	35	—	35	10	25
Australia	59	—	59	5	54

Total Asia Pacific	94		94	15	79

Total Tenneco	$1,180	$—	$1,180	$175	$1,005

Revenues from our North American operations decreased $12 million in the second quarter of 2006 compared to the same period last year. Higher sales from the aftermarket business were offset by lower total North American OE revenues. North American OE emission control revenues decreased nine percent to $236 million in the second quarter of 2006. This decline was primarily due to the impact from lower OE production of light trucks and SUVs, especially related to our platform changeover from the GMT 800 to the GMT 900. We had OE emission control content on the GMT 800 SUVs, which ended production early in 2006, and will have content on the GMT 900 heavy duty pickup truck, which will not begin production until late in 2006. North American OE ride control revenues for the second quarter of 2006 were the same as the prior year. Increased heavy duty and commercial volumes helped offset reduced light vehicle revenue. Our total North American OE revenues, excluding substrate sales and currency, decreased six percent in the second quarter of 2006 compared to second quarter of 2005, while North American light vehicle production decreased one percent primarily driven by a four percent decline in light truck and SUV production. Aftermarket revenues for North America were $157 million in the second quarter of 2006, representing an increase of eight percent compared to the prior year. New business, stronger ride control unit sales and higher pricing in both product lines drove this increase. Aftermarket ride control revenues grew to $112 million in the second quarter of 2006, up nine percent from the same period last year. Aftermarket emission control revenues increased five percent in the second quarter of 2006 to $45 million, as compared to $43 million in 2005, as a result of higher pricing.

Our European, South American and Indian segment’s revenues increased $46 million, or eight percent, in the second quarter of 2006 compared to last year. Total Europe OE revenues were $412 million in the second quarter of 2006, up eight percent from the same period last year. Europe OE emission control revenues increased eleven percent to $314 million in the second quarter of 2006, as compared to $284 million in the second quarter of 2005. Total European light vehicle production declined about one percent for the second quarter of 2006 compared to the second quarter of 2005. Excluding a $30 million increase in substrate sales and $7 million due to the impact of currency, Europe OE emission control revenues decreased four percent over 2005, due to lower volumes on the Volkswagen Sharan, Audi A-4, Peugeot 407 and Citroen C-5. Also, the retirement of the Peugeot 307, and the old VW Golf and LT2, partially offset by ramp up volumes on the replacement platforms, negatively effected revenues. Europe OE ride control revenues of $98 million in the second quarter of 2006 were the same as the second quarter of 2005. Currency benefited second quarter 2006 revenues by $5 million. The decrease, excluding currency, was due to lower OE production on several PSA, Renault, Nissan and VW platforms. European aftermarket revenues increased nine percent in the second quarter of 2006 compared to last year. Ride control aftermarket revenues, excluding the impact of currency, were up four percent compared to the prior year driven by higher volumes. Aftermarket emission control revenues excluding currency of $1 million, were higher by nine percent resulting from market share gains and improved pricing. South American and Indian revenues were $66 million during the second quarter of 2006, compared with $59 million in the prior year. Higher substrate volumes and currency appreciation drove this increase in South America.

Revenues from our Asia Pacific segment, which includes Australia and Asia, increased $8 million to $102 million in the second quarter of 2006 compared to the same period last year. Asian revenues for the second quarter of 2006 were $58 million, up 66 percent from last year. This increase was primarily due to 79 percent higher OE sales in China driven by higher emission control volumes on key General Motors and VW platforms. Second quarter revenues for Australia fell 26 percent to $44 million. Currency had an unfavorable impact of $1 million on Australian revenue, but lower industry production volumes had the most significant impact on Australia’s revenue decline.

Earnings before Interest Expense, Income Taxes and Minority Interest (“EBIT”)

	Three Months
	Ended
	June 30,
	2006	2005	Change
	(Millions)

North America	$37	$52	$(15)
Europe, South America & India	34	27	7
Asia Pacific	2	4	(2)

	$73	$83	$(10)

The EBIT results shown in the preceding table include the following items, discussed below under “Restructuring and Other Charges” which have an effect on the comparability of EBIT results between periods:

	Three Months
	Ended
	June 30,
	2006	2005
	(Millions)

North America
Restructuring and restructuring-related expenses	$4	$—
Changeover costs for a major new aftermarket customer(1)	6	—
Europe, South America & India
Restructuring and restructuring-related expenses	3	2
Asia Pacific
Restructuring and restructuring-related expenses	1	—

(1)	Represents costs associated with changing new aftermarket customers from their prior suppliers to an inventory of our products. Although our aftermarket business regularly incurs changeover costs, we specifically identify in the table above those changeover costs that, based on the size or number of customers involved, we believe are of an unusual nature for the quarter in which they were incurred.

EBIT for North American operations decreased to $37 million in the second quarter of 2006, from $52 million one year ago. Included in North America’s second quarter 2006 EBIT were $4 million in restructuring and restructuring-related expenses and $6 million for aftermarket customer changeover costs while results for the same period in 2005 did not include any similar charges. Beyond the changes in these costs, lower volumes on key OE exhaust platforms impacted EBIT by $5 million while unfavorable currency had a $1 million impact. Higher OE price concessions also negatively impacted EBIT. These decreases were partially offset by lower selling, general, administrative and engineering expenses and higher North American OE ride control and aftermarket revenues.

Our European, South American and Indian segment’s EBIT was $34 million for the second quarter of 2006 compared to $27 million during the same period last year. Improved European OE manufacturing efficiencies, primarily related to our exhaust operations, higher European aftermarket volumes and currency appreciation drove the improvement. These increases were partially offset by price concessions and higher selling, general, administrative and engineering expenses. South America and India were impacted by higher material and selling, general, administrative and engineering expenses, partially offset by higher revenue. Included in 2006’s second quarter EBIT was $3 million in restructuring and restructuring-related expenses. Included in 2005’s second quarter EBIT were $2 million in restructuring and restructuring-related expenses.

EBIT for our Asia Pacific segment in the second quarter of 2006 was $2 million compared to $4 million in the second quarter of 2005. Lower volumes and higher workers compensation costs in Australia were partially offset by volume increases in China. Included in the second quarter of 2006’s EBIT was $1 million in restructuring and restructuring-related expenses.

EBIT as a Percentage of Revenue

	Three Months
	Ended
	June 30,
	2006	2005

North America	7%	10%
Europe, South America & India	6%	5%
Asia Pacific	2%	5%
Total Tenneco	6%	7%

In North America, EBIT as a percentage of revenue for the second quarter of 2006 was three percent less than last year. Higher aftermarket revenues and lower selling, general, administrative and engineering expenses, were offset by lower volumes on OE exhaust platforms and unfavorable currency. In addition, during the second quarter of 2006, North American results included higher restructuring and other charges. In Europe, South America and India, EBIT margin for the second quarter of 2006 was one percent higher compared to the prior year. Improved European OE manufacturing efficiencies, primarily related to our exhaust operations, higher European aftermarket volumes and currency appreciation drove the improvement. EBIT as a percentage of revenue for our Asia Pacific segment decreased three percent in the second quarter of 2006 versus the prior year. In Australia, lower volumes higher workers compensation costs and restructuring and restructuring-related expenses drove this decrease in EBIT margin.

Interest Expense, Net of Interest Capitalized

We reported interest expense of $33 million in the second quarter of 2006 compared to $32 million in the prior year. This increase is primarily due to the impact of higher LIBOR rates on the variable portion of our debt.

In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2005 resulted in lower interest expense of approximately $2 million for the year. Based upon the LIBOR rate as determined under these agreements of 4.73 percent (which was in effect until July 15, 2006) and the rates in the market today, the inclusion of these swaps in our financial results is expected to add $1 million to our 2006 annual interest expense. These swaps qualify as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. As of June 30, 2006, the fair value of the interest rate swaps was a liability of approximately $11 million which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities.

Income Taxes

We had income tax expense of $15 million in the second quarter of 2006. The second quarter of 2006 includes approximately $1 million of tax expense related to certain tax issues, with current affiliates. Including this expense, the effective tax rate for the second quarter of 2006 was 36 percent. Excluding this expense, the effective tax rate for the second quarter of 2006 was 35 percent. Income tax expense was $18 million in the second quarter of 2005. The second quarter of 2005 included $1 million of tax expense primarily related to adjusting state tax net operating loss carryforwards, partially offset by settlement of prior year tax issues on a more favorable basis than originally anticipated. Including these adjustments, the effective tax rate for the second quarter of 2005 was 36 percent. Excluding these adjustments, the effective tax rate for the second quarter of 2005 was 33 percent.

Earnings Per Share

We reported net income of $24 million or $0.53 per diluted common share for the second quarter of 2006, as compared to net income of $33 million or $0.71 per diluted common share for the second quarter of 2005. Included in the results for the second quarter of 2006 were negative impacts from expenses related to our restructuring activities. The net impact of these items decreased earnings per diluted share by $0.12. Please read the Notes to the consolidated financial statements for more detailed information on earnings per share.

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

In October 2004, we announced a plan to eliminate 250 salaried positions through selected layoffs and an elective early retirement program. The majority of layoffs were at middle and senior management levels. As of June 30, 2006, we have incurred $23 million in severance costs. Of this total, $7 million was recorded in cost of sales and $16 million was recorded in selling, general and administrative expense. We expect to generate savings of approximately $20 million annually from this initiative.

In February 2006, we decided to reduce the work force at certain of our global locations as part of our ongoing effort to reduce our cost structure. We recorded a pre-tax charge of $1 million during the second quarter of 2006 and $4 million for the first six months of 2006 for severance and other benefits related to these reductions in force, substantially all of which have been paid in cash.

In addition to the announced actions, we will continue to evaluate additional opportunities and expect that we will initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution and manufacturing footprint for the future. We expect to continue to undertake additional restructuring actions as deemed necessary, however, there can be no assurances we will undertake such actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers’ councils, union representatives and others.

We incurred $8 million in restructuring and restructuring-related costs during the second quarter of 2006. Of this total, $7 million was recorded in cost of sales and $1 million was recorded in selling, general and administrative expense. Including the costs incurred in 2002 through 2005 of $71 million, we have incurred a total of $85 million for activities related to our restructuring initiatives.

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

Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we were allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives over the 2002 to 2006 time period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. In February of 2005, our senior credit facility was amended to exclude all remaining cash charges and expenses related to restructuring initiatives started on or before February 21, 2005. As of June 30, 2006, we have excluded $70 million in allowable charges relating to restructuring initiatives previously started.

Under our amended facility, we are allowed to exclude up to an additional $60 million of cash charges and expenses, before taxes, related to restructuring activities initiated after February 21, 2005 from the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2006, we have excluded $23 million in allowable charges relating to restructuring initiatives against the $60 million available under the terms of the February 2005 amendment to the senior credit facility.

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

Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters or components thereof (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $409 million and $342 million for the first six months of 2006 and 2005, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns.

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

Long-Term Receivables

We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At June 30, 2006, we had $17 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels. We have not experienced any material losses on arrangements where we have a contractual guarantee of reimbursement from our customers.

Income Taxes

We have a U.S. Federal tax net operating loss (“NOL”) carryforward at June 30, 2006, of $570 million, which will expire in varying amounts from 2018 to 2025. The federal tax effect of that NOL is $200 million, and is recorded as a deferred tax asset on our balance sheet at June 30, 2006. We also have state NOL carryforwards at June 30, 2006 of $724 million, which will expire in varying amounts from 2006 to 2025. The tax effect of the state NOL is $27 million, net of a valuation allowance, and is recorded as a deferred tax asset on our balance sheet at June 30, 2006. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize these NOLs within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and the implementation of available tax planning strategies that accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

Stock-Based Compensation

Prior to January 1, 2006, we utilized the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Using the modified prospective application method, effective January 1, 2006, we account for our stock-based compensation plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” which requires a fair value method of accounting for compensation costs related to our stock-based compensation plans. Under the fair value method recognition provision of the statement, a share-based payment is measured at the grant date based upon the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards requires judgment in estimating employee and market behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. Under APB No. 25, for the six months ended June 30, 2005, we estimated that the pro forma net income impact under SFAS No. 123(R) would have been approximately $1 million or $0.03 per diluted share. For the six months ended June 30, 2006, the results of adopting SFAS No. 123(R) on our results of operations including nonqualified stock options and other stock-based compensation was additional expense of approximately $1 million or $0.02 per diluted share. As of June 30, 2006, there is approximately $4 million, net of tax, of total unrecognized compensation costs related to these stock-based awards that is expected to be recognized over a weighted average period of 1.5 years.

Goodwill and Other Intangible Assets

We utilize an impairment-only approach to value our purchased goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Each year in the fourth quarter, we perform an impairment analysis on the balance of goodwill. Inherent in this calculation is the use of estimates as the fair value of our designated reporting units is based upon the present value of our expected future cash flows. In addition, our calculation includes our best estimate of our weighted average cost of capital and growth rate. If the calculation results in a fair value of goodwill which is less than the book value of goodwill, an impairment charge would be recorded in the operating results of the impaired reporting unit.

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

Our approach to establishing the discount rate assumption for both our domestic and foreign plans starts with high-quality investment-grade bonds adjusted for an incremental yield based on actual historical performance. This incremental yield adjustment is the result of selecting securities whose yields are higher than the “normal” bonds that comprise the index. Based on this approach, for 2005 we lowered the weighted average discount rate for all of our pension plans to 5.4 percent, from 6.0 percent. The discount rate for postretirement benefits was lowered from approximately 6.3 percent for 2004 to approximately 5.8 percent for 2005.

Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long- term rate of return on plan assets for all of our pension plans was lowered from 8.4 percent for 2004 to 8.2 percent for 2005.

Except in the U.K., generally, our pension plans do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At June 30, 2006, all legal funding requirements had been met. Other postretirement benefit obligations, such as retiree medical, and certain foreign pension plans are not funded.

Changes in Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. (“FIN”) 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46” (revised December 2003). The statement addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. The guidance should be applied in the first reporting period beginning after March 3, 2005. The adoption of FSP No. FIN 46(R)-5 did not have an impact on our consolidated financial statements.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term conditional asset retirement obligation as used in FASB No. 143, “Accounting for Conditional Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation was effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on our financial position or results of operation.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections,” which supersedes APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our financial position or results of operation.

In June 2005, the FASB issued Staff Position No. (“FSP”) No. 143-1, “Accounting for Electronic Equipment Waste Obligations.” This statement addresses the accounting for obligations associated with Directive 2005/96/ EC on Waste Electrical and Electronic Equipment adopted by the European Union. The Directive distinguishes between “new” and “historical” waste. The guidance should be applied the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP No. 143-1 did not have a material impact on our financial position or results of operation.

In November 2005, the FASB issued FSP FAS 123(R) -3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional paid-in-capital pool as prescribed in SFAS No. 123(R) , Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in and enterprises financial statements and prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years ending after December 15, 2006. We continue to evaluate the impact that the adoption of this interpretation could have on our financial statements.

Results from Operations for the Six Months Ended June 30, 2006 and 2005

Net Sales and Operating Revenues

The following tables reflect our revenues for the first six months of 2006 and 2005, including the same reconciliations as are presented above for the second quarter of 2006 and 2005. See “Results from Operations for the Three Months Ended June 30, 2006 and 2005” for a description of why we present, and how we use, these reconciliations.

	Six Months Ended June 30, 2006
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$262	$—	$262	$—	$262
Emission Control	479	5	474	127	347

Total North America Original Equipment	741	5	736	127	609
North America Aftermarket
Ride Control	213	—	213	—	213
Emission Control	85	—	85	—	85

Total North America Aftermarket	298	—	298	—	298
Total North America	1,039	5	1,034	127	907
Europe Original Equipment
Ride Control	193	(1)	194	—	194
Emission Control	606	(12)	618	228	390

Total Europe Original Equipment	799	(13)	812	228	584
Europe Aftermarket
Ride Control	90	(1)	91	—	91
Emission Control	103	(3)	106	—	106

Total Europe Aftermarket	193	(4)	197	—	197
South America & India	131	10	121	15	106
Total Europe, South America & India	1,123	(7)	1,130	243	887
Asia	108	—	108	36	72
Australia	84	(3)	87	9	78

Total Asia Pacific	192	(3)	195	45	150

Total Tenneco	$2,354	$(5)	$2,359	$415	$1,944

	Six Months Ended June 30, 2005
					Revenues
					Excluding
			Revenues		Currency and
		Currency	Excluding	Substrate	Substrate
	Revenues	Impact	Currency	Sales	Sales
	(Millions)

North America Original Equipment
Ride Control	$258	$—	$258	$—	$258
Emissions Control	507	—	507	135	372

Total North America Original Equipment	765	—	765	135	630
North America Aftermarket
Ride Control	194	—	194	—	194
Emissions Control	82	—	82	—	82

Total North America Aftermarket	276	—	276	—	276
Total North America	1,041	—	1,041	135	906
Europe Original Equipment
Ride Control	207	—	207	—	207
Emissions Control	556	—	556	166	390

Total Europe Original Equipment	763	—	763	166	597
Europe Aftermarket
Ride Control	88	—	88	—	88
Emissions Control	103	—	103	—	103

Total Europe Aftermarket	191	—	191	—	191
South America & India	110	—	110	9	101
Total Europe, South America & India	1,064	—	1,064	175	889
Asia	70	—	70	23	47
Australia	106	—	106	9	97

Total Asia Pacific	176	—	176	32	144

Total Tenneco	$2,281	$—	$2,281	$342	$1,939

Revenues from our North American operations decreased $2 million in the first six months of 2006 compared to last year’s first six months reflecting lower sales from OE customers. Total North American OE revenues decreased three percent to $741 million in the first six months of this year. OE emission control revenues were down six percent in the first six months of 2006 as compared to the prior year. Substrate emission control sales decreased six percent to $127 million in the first six months of 2006. Adjusted for substrate sales and currency, OE emission control sales were down seven percent compared to the prior year. OE ride control revenues increased one percent from the prior year. Total OE revenues, excluding substrate sales and currency, decreased three percent in the first six months of 2006, while North American light vehicle production was up two percent from the first six months a year ago. Our revenue decline was primarily due to lower OE production particularly in light trucks and SUVs, partially offset by higher heavy duty volumes. Aftermarket revenues for North America were $298 million in the first six months of 2006, representing an increase of eight percent compared to the same period in the prior year. Aftermarket ride control revenues increased $19 million or 10 percent in the first six months of 2006, primarily due to favorable pricing. Aftermarket emission control revenues increased three percent in the first six months of 2006 compared to 2005, mostly due to price increases driven by higher steel costs.

Our European, South American and Indian segment’s revenues increased $59 million or six percent in the first six months of 2006 compared to last year’s first six months. Total Europe OE revenues were $799 million, up five percent from the first six months of last year. Total European light vehicle production increased about two percent for the first six months of 2006 compared to the first six months of 2005. OE emission control revenues in the first six months increased nine percent to $606 million from $556 million in the prior year. Excluding a $62 million increase in substrate sales and a $12 million decrease due to unfavorable currency, OE emissions control revenues were even with the first six months of 2005. OE ride control revenues in the first six months decreased to $193 million, down seven percent from $207 million a year ago. Excluding a $1 million unfavorable impact from currency, OE ride control revenues decreased six percent. We changed our reporting in the second quarter of 2005 for an “assembly-only” contract with a European OE ride control customer and began accounting for those revenues net of the related cost of sales. If we had reported our first quarter 2005 revenues in the same manner, they would have been lower by $15 million. European aftermarket sales were $193 million in the first six months of this year compared to $191 million in last year’s first six months. Excluding $4 million attributable to unfavorable currency, European aftermarket revenues were up three percent in the first six months of 2006 compared to the same period last year. Ride control aftermarket revenues, excluding the impact of currency, were up four percent compared with the prior year, reflecting improved pricing and market share gains. Aftermarket emission control revenues were even with last year at $103 million. Excluding the impact of unfavorable currency, European aftermarket emission control revenues increased three percent from the prior year. Stronger volumes, pricing and currency appreciation increased South American revenues by $18 million or 19 percent over the same period last year.

Revenues from our Asia Pacific operations, which include Australia and Asia, increased $16 million to $192 million in the first six months of 2006 as compared to $176 million in the first six months of the prior year. OE volumes and substrate sales drove increased revenues of $38 million at our Asian operations. In Australia, lower OE volumes and weakening currency decreased revenues by 20 percent to $84 million.

Earnings Before Interest Expense, Income Taxes, and Minority Interest (“EBIT”)

	Six Months
	Ended
	June 30,
	2006	2005	Change
	(Millions)

North America	$71	$89	$(18)
Europe, South America & India	42	32	10
Asia Pacific	2	6	(4)

	$115	$127	$(12)

The EBIT results shown in the preceding table include the following items, discussed above under “Restructuring and Other Nonrecurring Charges”, which have an effect on the comparability of EBIT results between periods:

	Six Months
	Ended
	June 30,
	2006	2005
	(Millions)

North America
Restructuring and restructuring-related expenses	$7	$2
Changeover costs for a major new aftermarket customer(1)	6	—
Stock based compensation accounting change	1	—
Europe, South America & India
Restructuring and restructuring-related expenses	4	3
Asia Pacific
Restructuring and restructuring-related expenses	3	—

(1)	Represents costs associated with changing new aftermarket customers from their prior suppliers to an inventory of our products. Although our aftermarket business regularly incurs changeover costs, we specifically identify in the table above those changeover costs that, based on the size or number of customers involved, we believe are of an unusual nature for the quarter in which they were incurred.

EBIT for North American operations decreased to $71 million in the first six months of 2006, from $89 million one year ago. Lower OE exhaust volumes, unfavorable OE pricing and higher selling, general, administrative and engineering costs were partially offset by the impact on EBIT of higher North American aftermarket revenues. Included in North America’s EBIT for the first six months of 2006 was $7 million in restructuring and restructuring-related charges, $6 million in customer changeover costs, and $1 million in stock-based compensation expense associated with the adoption of a new accounting standard. Included in North America’s EBIT for the first six months of 2005 was $2 million in restructuring and restructuring-related costs.

Our European, South American and Indian segment’s EBIT was $42 million for the first half of 2006 compared to $32 million during the same period last year. Improved European OE manufacturing efficiencies, primarily related to our exhaust operations, and higher aftermarket volumes drove the increase. These increases to European EBIT were partially offset by price concessions. In addition, higher selling, general, administrative, and engineering costs reduced EBIT. South American pricing and volume offset higher steel and other material costs. Included in Europe, South America and India’s EBIT for the first six months of 2006 was $4 million in restructuring and restructuring-related expenses. Included in Europe, South America, and India’s EBIT for the first six months of 2005 was $3 million in restructuring and restructuring-related expenses.

EBIT for our Asia Pacific segment was $2 million in the first six months of 2006 compared to $6 million in the first six months of 2005. Reduced volumes and higher workers compensation costs in Australia were partially offset by improved volumes and lower selling, general, administrative and engineering expenses in Asia. Asia Pacific’s 2006 EBIT included $3 million in restructuring and restructuring-related expenses.

EBIT as a Percentage of Revenue

	Six Months
	Ended
	June 30,
	2006	2005

North America	7%	9%
Europe, South America & India	4%	3%
Asia Pacific	1%	4%
Total Tenneco	5%	6%

In North America, EBIT as a percentage of revenue for the first six months of 2006 was down two percent compared to the prior year. Lower volumes in OE exhaust, unfavorable customer pricing, and higher selling, general, administrative and engineering costs, were partially offset by the impact on EBIT of higher aftermarket revenues. In Europe, South America and India, EBIT margins for the first six months of 2006 were up one percent compared with the same period last year. Improved European OE manufacturing efficiencies, primarily related to our exhaust operations, and higher aftermarket volumes were partially offset by customer price concessions and higher selling, general, administrative, and engineering costs. EBIT as a percentage of revenue for our Asia Pacific operations decreased to one percent in the first six months of 2006 compared to three percent in the prior year. Lower volumes and higher material costs in Australia were partially offset by improved volumes in Asia.

Interest Expense, Net of Interest Capitalized

We reported interest expense of $67 million for the first six months of 2006 compared to $64 million in the prior year. This increase is primarily due to the November 2004 refinancing of $500 million 11 5/8 percent senior subordinated notes for $500 million of 8 5/8 percent senior subordinated notes due in 2014. Interest expense was also reduced due to a $40 million prepayment of our senior term loan B facility and an amendment to our senior credit facility to reduce by 75 basis points the interest rate on the term loan B facility and the tranche B-1 letter of credit/revolving loan facility. These decreases were partially offset by higher interest expense on the variable portion of our debt. See more detailed explanations on our debt structure, including our issuance of $500 million of 8 5/8 percent senior subordinated notes due 2014 in November 2004, prepayments and amendments to our senior credit facility in February of 2005, and their anticipated impact on our interest expense, in “Liquidity and Capital Resources—Capitalization” later in this Management’s Discussion and Analysis.

Income Taxes

Income tax expense was $15 million for the first six months of 2006, compared to $22 million for the first six months of 2005. The first six months of 2006 included $3 million tax benefit primarily related to the resolution of certain tax issues with former affiliates. Including this benefit the effective tax rate for the first six months of 2006 was 30 percent. Excluding these benefits our effective tax rate was 35 percent. The first six months of 2005 included $1 million of tax expense, primarily related to adjusting state tax net operating loss carryforwards, partially offset by the settlement of prior year tax issues on a more favorable basis than originally anticipated. Including these adjustments the effective tax for the first six months of 2005 was 36 percent. Excluding these adjustments our effective tax rate was 34 percent.

Earnings Per Share

We reported earnings per diluted common share of $0.67 for the first six months of 2006, compared to $0.88 per diluted share for the first six months of 2005. Included in the results for the first six months of 2006 were the negative impacts from expenses related to our restructuring activities, customer changeover costs and the accounting change for stock based compensation. In total, these items decreased earnings per diluted common share by $0.33. Included in the results for the first six months of 2005 were the negative impacts from expenses related to our restructuring activities and tax expense related to the adjustment of state net operating loss carryforwards. In total, these items decreased earnings per diluted common share by $0.09. You should also read the Notes to the financial statements for more detailed information on earnings per share.

Liquidity and Capital Resources

Capitalization

	June 30,	December 31,
	2006	2005	% Change
	(Millions)

Short-term debt and current maturities	$20	$22	(9)%
Long-term debt	1,349	1,356	(1)

Total debt	1,369	1,378	(1)

Total minority interest	26	24	8
Shareholders’ equity	219	129	70

Total capitalization	$1,614	$1,531	5

General.  Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, as well as any outstanding borrowings on our revolving credit facilities, decreased by approximately $2 million related to a decrease in foreign subsidiaries’ obligations. There were no outstanding borrowings under our revolving credit facilities as of June 30, 2006 and December 31, 2005.

The year-to-date increase in shareholders’ equity primarily results from $52 million related to the translation of foreign balances into U.S. dollars. In addition our net income, premium on common stock issued pursuant to benefit plans and other transactions contributed $38 million to shareholders’ equity. While our book equity balance was small at June 30, 2006, it had no effect on our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity.

Overview and Recent Transactions.  Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. We originally entered into this facility in 1999 and since that time have periodically requested and received amendments to the facility for various purposes. In December of 2003, we engaged in a series of transactions that resulted in the full refinancing of the facility, through an amendment and restatement. In February 2005, we amended the facility, which resulted in reduced interest rates on the term loan B and tranche B-1 letter of credit/revolving loan portions of the facility. We also made a voluntary prepayment of $40 million on the term loan B facility, reducing borrowings to $356 million. During 2005, we increased the amount of commitments under our revolving credit facility from $220 million to $300 million and reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $180 million to $155 million. As of June 30, 2006, the senior credit facility consisted of a seven-year, $356 million term loan B facility maturing in December 2010; a five-year, $300 million revolving credit facility maturing in December 2008; and a seven-year, $155 million tranche B-1 letter of credit/revolving loan facility maturing in December 2010. In July 2006 we further increased the amount of commitments under our revolving credit facility from $300 million to $320 million. We do not anticipate reducing the tranche B-1 letter of credit/revolving loan facility at this time.

In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2005 resulted in lower interest expense of approximately $2 million for the year. Based upon the LIBOR rate as determined under these agreements of 4.73 percent (which was in effect until July 15, 2006) and the rates in the market today, the inclusion of these swaps in our financial results is expected to add $1 million to our 2006 annual interest expense. These swaps qualify as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. As of June 30, 2006, the fair value of the interest rate swaps was a liability of approximately $11 million which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities. On June 30, 2006, we had $993 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2007 through 2025. Included in the $475 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. We also have $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

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

In October 2005, we further amended our senior credit facility increasing the amount of commitments we may seek under the revolving credit portion of the facility from $300 million to $350 million, along with other technical changes. We are not required to reduce the commitments under our tranche B-1 letter of credit/revolving loan facility should we obtain additional revolving credit commitments. In July 2006 we increased the amount of commitments under the revolving credit portion of the facility from $300 million to $320 million. We have not yet sought any increased commitments above the $320 million level, but may do so when, in our judgment, market conditions are favorable. We do not anticipate reducing the tranche B-1 letter of credit/revolving loan facility at this time.

Senior Credit Facility—Forms of Credit Provided.  Following the February 2005 voluntary prepayment of $40 million, the term loan B facility is payable as follows: $74 million due March 31, 2010, and $94 million due each of June 30, September 30 and December 12, 2010. The revolving credit facility requires that if any amounts are drawn, they be repaid by December 2008. Prior to that date, funds may be borrowed, repaid and reborrowed under the revolving credit facility without premium or penalty. Letters of credit may be issued under the revolving credit facility.

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

The tranche B-1 letter of credit/revolving loan facility will be reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. We will not be liable for any losses to or misappropriation of any (i) return due to the administrative agent’s failure to achieve the return described above or to pay all or any portion of such return to any lender under such facility or (ii) funds on deposit in such account by such lender (other than the obligation to repay funds released from such accounts and provided to us as revolving loans under such facility).

Senior Credit Facility—Interest Rates and Fees.  Borrowings under the term loan B facility and the tranche B-1 letter of credit/revolving loan facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 200 basis points (reduced from 300 basis points in February 2005 and further reduced from 225 basis points in April 2006); or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 100 basis points (reduced from 200 basis points in February 2005 and further reduced from 125 basis points in April 2006). There is no cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility, however outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. If a letter of credit issued under this facility is subsequently paid and we do not reimburse the amount paid in full, then a ratable portion of each lender’s deposit would be used to fund the letter of credit. We pay the tranche B-1 lenders a fee which is equal to LIBOR plus 200 basis points (reduced from 300 basis points in February 2005 and further reduced from 225 basis points in April 2006). This fee is offset by the return on the funds deposited with the administrative agent which earn interest at a per annum rate approximately equal to LIBOR. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits and effectively increases our interest expense at a per annum rate equal to LIBOR.

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

Senior Credit Facility—Other Terms and Conditions.  As described above, we are highly leveraged. Our amended and restated senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA, as calculated under the facility), consolidated interest coverage ratio (consolidated EBITDA divided by consolidated cash interest paid, as calculated under the facility), and fixed charge coverage ratio (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid, as calculated under the facility) at the end of each period indicated. The financial ratios required under the amended senior credit facility and, the actual ratios we achieved for the first and second quarters of 2006, are shown in the following tables:

	Quarter Ended
	March 31,		June 30,		September 30,	December 31,
	2006		2006		2006	2006
	Req.	Act.	Req.	Act.	Req.	Req.

Leverage Ratio (maximum)	4.25	3.37	4.25	3.35	4.25	4.25
Interest Coverage Ratio (minimum)	2.10	3.27	2.10	3.23	2.10	2.10
Fixed Charge Coverage Ratio (minimum)	1.15	2.07	1.15	1.89	1.15	1.15

	Quarters Ending
	March 31-	March 31-	March 31-	March 31-
	December 31,	December 31,	December 31,	December 12,
	2007	2008	2009	2010
	Req.	Req.	Req.	Req.

Leverage Ratio (maximum)	3.75	3.50	3.50	3.50
Interest Coverage Ratio (minimum)	2.20	2.35	2.50	2.75
Fixed Charge Coverage Ratio (minimum)	1.25	1.35	1.50	1.75

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

The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends (limited to no more than $15 million per year); (vii) mergers and consolidations; and (viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of June 30, 2006, we were in compliance with all the financial covenants (as indicated above) and operational restrictions of the facility.

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

Our senior secured and subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a proforma basis, to be greater than 2.25 and 2.00, respectively. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors’ assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our subsidiary guarantor’s domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of June 30, 2006, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization.  In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable on a nonrecourse basis in North America and Europe. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under this program. We sold accounts receivable under this program of $91 million and $82 million at June 30, 2006 and 2005, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2006, this program was renewed for 364 days to January 29, 2007 at a facility size of $100 million. We also sell some receivables in our European operations to regional banks in Europe. At June 30, 2006, we sold $57 million of accounts receivable in Europe down from $66 million at June 30, 2005. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements may increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

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

Contractual Obligations

Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of June 30, 2006, are shown in the following table:

	Payments Due in:
						Beyond
	2006	2007	2008	2009	2010	2010	Total
	(Millions)

Obligations:
Revolver borrowings	$—	$—	$—	$—	$—	$—	$—
Senior long-term debt	—	—	—	—	356	—	356
Long-term notes	—	1	2	—	—	465	468
Capital leases	2	3	2	2	3	—	12
Subordinated long-term debt	—	—	—	—	—	500	500
Other subsidiary debt	1	—	—	—	—	2	3
Short-term debt	16	—	—	—	—	—	16

Debt and capital lease obligations	19	4	4	2	359	967	1,355
Operating leases	8	15	11	8	6	7	55
Interest payments	68	132	132	131	130	294	887
Capital commitments	17	—	—	—	—	—	17

Total Payments	$112	$151	$147	$141	$495	$1,268	$2,314

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

Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate interest debt, we have made assumptions in calculating the amount of the future interest payments. Interest on our senior secured notes and senior subordinated notes is calculated using the fixed rates of 10 1/4 percent and 8 5/8 percent, respectively. Interest on our variable rate debt is calculated as 200 basis points plus LIBOR of 5.3 percent which was the rate at June 30, 2006. We have assumed that LIBOR will remain unchanged for the outlying years. See “—Capitalization.” In addition we have included the impact of our interest rate swaps entered into in April 2004. See “Interest Rate Risk” below.

We have also included an estimate of expenditures required after June 30, 2006 to complete the facilities and projects authorized at December 31, 2005, in which we have made substantial commitments in connections with facilities.

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

We have not included material cash requirements for taxes as we are a taxpayer in certain foreign jurisdictions but not in domestic locations. Additionally, it is difficult to estimate taxes to be paid as changes in where we generate income can have a significant impact on future tax payments. We have also not included cash requirements for funding pension and postretirement benefit costs. Based upon current estimates we believe we will be required to make contributions of approximately $46 million to those plans in 2006, of which approximately $20 million has been contributed as of June 30, 2006. Pension and postretirement contributions beyond 2006 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2006. In addition, we have not included cash requirements for environmental remediation. Based upon current estimates we believe we will be required to spend approximately $8 million over the next 20 to 30 years. However, due to possible modifications in remediation processes and other factors, it is difficult to determine the actual timing of the payments. See “—Environmental and Other Matters”.

We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was less than $1 million at both June 30, 2006 and 2005, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

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

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities and cash management requirements for some of our subsidiaries totaling $15 million. We have also issued $20 million in letters of credit to support some of our subsidiaries’ insurance arrangements. In addition, we have issued $3 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

Cash Flows

	Six Months
	Ended
	June 30,
	2006	2005
	(Millions)

Cash provided (used) by:
Operating activities	$57	$(64)
Investing activities	(90)	(76)
Financing activities	7	(4)

Operating Activities

For the six months ended, June 30, 2006, operating activities provided $57 million in cash compared to a use of $64 million in cash during the same period last year. For the first six months of 2006, cash used for working capital was $82 million versus $177 million for the first six months of 2005. Receivables were a cash outflow of $102 million compared to a cash outflow of $200 million, a $98 million improvement from last year due to the discontinuation of accelerated payment programs with three major OE customers in North America in the prior year. Inventory represented a cash outflow of $40 million during the first six months of 2006, an increase of $7 million over the prior year. This primarily resulted from building higher inventories in advance of the selling season, particularly in the aftermarket business units. Accounts payable provided cash of $90 million, up from last year’s cash inflow of $64 million. Cash taxes were a $7 million outflow for the six months ending June 30, 2006, compared with an $11 million outflow in the prior year, primarily due to the timing of foreign tax payments.

One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. The reported sales of these financial instruments were no longer included in the account receivables sold beginning in the fourth quarter of 2004. Any of these financial instruments which were not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that were collected before their maturity date totaled $36 million at June 30, 2006, compared with $25 million at June 30, 2005.

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $5 million at June 30, 2006 and are classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $11 million at June 30, 2006 and are classified as other current assets. One of our Chinese subsidiaries is required to maintain a cash balance at a financial institution issuing the financial instruments which are used to satisfy vendor payments. The balance totaled close to zero at June 30, 2006 and is classified as cash and cash equivalents.

Investing Activities

Cash used for investing activities was $14 million higher in the first six months of 2006 compared to the same period one year ago. This increase was primarily driven by capital expenditures which were $87 million in the first six months of 2006 compared to $63 million a year ago. This increase of $24 million in capital expenditures was primarily due to the timing of future OE customer platform launches. During the first six months of 2005, we used $11 million in cash to acquire the exhaust operations of Gabilan Manufacturing, partially offset by net proceeds from the sale of assets of $3 million.

Financing Activities

Cash flow from financing activities was a $7 million inflow in the first six months of 2006 compared to an outflow of $4 million in the same period of 2005. The 2006 inflow is related to the exercise of stock options partially offset by cash used to reduce short-term and long-term debt. The 2005 outflow is primarily attributable to $42 million in cash used to reduce our long-term debt offset by increased borrowings from our revolving credit facility.

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

In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2005 resulted in lower interest expense of approximately $2 million for the year. Based upon the LIBOR rate as determined under these agreements of 4.73 percent (which was in effect until July 15, 2006) and the rates in the market today, the inclusion of these swaps in our financial results is expected to add $1 million to our 2006 annual interest expense. These swaps qualify as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. As of June 30, 2006, the fair value of the interest rate swaps was a liability of approximately $11 million which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities. On June 30, 2006, we had $993 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2007 through 2025. Included in the

$475 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. We also have $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

We estimate that the fair value of our long-term debt at June 30, 2006 was about 103 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $2 million after tax, excluding the effect of the interest rate swaps we completed in April 2004. A one percentage point increase or decrease in interest rates on the swaps we completed in April 2004 would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by approximately $1 million after tax.

Outlook

Continued high oil prices and rising interest rates make this an uncertain and challenging environment for automotive suppliers. During the second quarter, North American light vehicle production levels were down one percent and current estimates for 2006 are that North American production levels will remain flat compared with 2005. Also, production of light trucks and SUVs has been declining despite an increase in passenger car production. Our North American business is sensitive to customer preferences as we have a greater percentage of our total North American OE revenues related to light vehicle build rate represented by light trucks and SUVs. We remain cautious about the outlook for North American production rates due to the overall financial condition of original equipment manufacturers, especially Ford and General Motors who have announced job cuts, plant closings, and other restructuring activities. We are also uncertain about the willingness of the original equipment manufacturers to continue to support consumer vehicle sales through incentives. We believe that new product launches, our market position with Japanese OE customers, and a strong new product and technology pipeline will help us to mitigate pressures from North American production rates. European light vehicle production is expected to increase about two percent in 2006 compared to 2005. Heavy duty truck production rates for 2006 are expected to remain at the same levels as 2005, primarily due to the pull forward of production ahead of the introduction of stricter emission regulations in 2007. In China, light vehicle production is projected to grow to 6.4 million units in 2006, significantly up from 5.2 million units in 2005. In the Europe aftermarket, heightened competition and longer product replacement cycles are expected to continue to negatively impact volumes. We saw signs of sales stabilization in the North America aftermarket exhaust business unit during 2005 and are cautiously optimistic that these conditions will continue in 2006. We also plan to continue our efforts to increase new and existing sales in the North American aftermarket ride control business unit. In addition, we are pursuing other aftermarket opportunities with the introduction of air filters in Europe and brakes in both Europe and North America.

Raw material prices, and in particular steel prices, continue to be a concern with price pressures expected to continue into the foreseeable future. Where appropriate, we have sought to mitigate short-term volatility in steel prices through supply commitments with firm pricing. These commitments generally extend for one to two years. We are addressing this issue by evaluating alternative materials and processes, reviewing material substitution opportunities, increasing component and assembly outsourcing to low cost countries and aggressively pursuing recovery of higher costs from our customers. In addition to these actions, we continue to pursue productivity initiatives and review opportunities to reduce costs through Six Sigma, Lean manufacturing and restructuring activities. We will continue to focus on controlling costs and leveraging global supply chain spending.

Environmental and Other Matters

We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies’ cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

As of June 30, 2006, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs to be approximately $8 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

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

Employee Stock Ownership Plans

We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee’s contribution up to eight percent of the employee’s salary. We recorded expense for these matching contributions of approximately $3 million for each of the six months ended June 30, 2006 and 2005, respectively. All contributions vest immediately.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to interest rate risk, see the caption entitled “Interest Rate Risk” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including the members of our Office of the Chief Executive and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the quarter covered by this report. Based on their evaluation, the Office of the Chief Executive and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

(a) None.

(b) Not applicable.

(c) Purchase of equity securities by the issuer and affiliated purchasers.  The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2006. All of these purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

	Total Number of	Average
Period	Shares Purchased	Price Paid

April 2006	—	$—
May 2006	—	—
June 2006	907	25.94

Total	907	$25.94

We presently have no publicly announced repurchase plan or program, but intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual stockholders’ meeting on May 9, 2006, to consider and vote on three separate proposals: (1) a proposal to elect Charles W. Cramb, Timothy R. Donovan, M. Kathryn Eickhoff, Mark P. Frissora, Frank E. Macher, Roger B. Porter, David B. Price, Jr., Dennis G. Severance, Paul T. Stecko, Mitsunobu Takeuchi and Jane L. Warner as directors of our company for a term expiring at our next annual stockholders’ meeting, (2) a proposal to ratify the appointment of Deloitte & Touche LLP as independent public accountants for 2006 and (3) a proposal to approve the Tenneco Inc. 2006 Long-Term Incentive Plan. The following sets forth the vote results with respect to these proposals at the meeting:

Election of Directors

	Votes For	Votes Withheld

Charles W. Cramb	41,541,799	661,977
Timothy R. Donovan	41,641,129	562,647
M. Kathryn Eickhoff-Smith	41,549,430	654,346
Mark P. Frissora*	40,724,895	1,478,881
Frank E. Macher	41,670,390	533,386
Roger B. Porter	41,513,779	689,997
David B. Price, Jr.	41,823,003	380,773
Dennis G. Severance	41,880,898	322,878
Paul T. Stecko	40,982,117	1,221,659
Mitsunobu Takeuchi	42,112,890	90,886
Jane L. Warner	41,991,731	212,045

*	As previously announced, Mr. Frissora resigned as our Chairman of the Board, President and Chief Executive Officer effective July 19, 2006 to become chief executive officer of Hertz Corporation and a member of its board of directors.

Ratification of Appointment of Deloitte & Touche LLP

Votes For	Votes Against	Abstentions

41,355,438	610,458	230,980

Approval of 2006 Long-Term Incentive Plan

Votes For	Votes Against	Abstentions	Broker Non-Votes

22,999,974	11,566,796	183,652	7,453,354

ITEM 6.	EXHIBITS

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
Kenneth R. Trammell
Office of the Chief Executive and Executive Vice
President and Chief Financial Officer

Dated: August 8, 2006

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2006

Exhibit
Number			Description

2		—	None
3	.1(a)	—	Restated Certificate of Incorporation of the registrant dated December 11, 1996 (incorporated herein by reference from Exhibit 3.1(a) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12387).
3	.1(b)	—	Certificate of Amendment, dated December 11, 1996 (incorporated herein by reference from Exhibit 3.1(c) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12387).
3	.1(c)	—	Certificate of Ownership and Merger, dated July 8, 1997 (incorporated herein by reference from Exhibit 3.1(d) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12387).
3	.1(d)	—	Certificate of Designation of Series B Junior Participating Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-12387).
3	.1(e)	—	Certificate of Elimination of the Series A Participating Junior Preferred Stock of the registrant dated September 11, 1998 (incorporated herein by reference from Exhibit 3.1(e) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-12387).
3	.1(f)	—	Certificate of Amendment to Restated Certificate of Incorporation of the registrant dated November 5, 1999 (incorporated herein by reference from Exhibit 3.1(f) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
3	.1(g)	—	Certificate of Amendment to Restated Certificate of Incorporation of the registrant dated November 5, 1999 (incorporated herein by reference from Exhibit 3.1(g) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
3	.1(h)	—	Certificate of Ownership and Merger merging Tenneco Automotive Merger Sub Inc. with and into the registrant, dated November 5, 1999 (incorporated herein by reference from Exhibit 3.1(h) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
3	.1(i)	—	Certificate of Amendment to Restated Certificate of Incorporation of the registrant dated May 9, 2000 (incorporated herein by reference from Exhibit 3.1(i) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
3	.1(j)	—	Certificate of Ownership and Merger merging Tenneco Inc. with and into the registrant, dated October 27, 2005 (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated October 28, 2005, File No. 1-12387)
3.2		—	By-laws of the registrant, as amended July 10, 2006 (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated July 10, 2006, File No. 1-12387).
3.3		—	Certificate of Incorporation of Tenneco Global Holdings Inc. (“Global”), as amended (incorporated herein by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.4		—	By-laws of Global (incorporated herein by reference to Exhibit 3.4 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.5		—	Certificate of Incorporation of TMC Texas Inc. (“TMC”) (incorporated herein by reference to Exhibit 3.5 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.6		—	By-laws of TMC (incorporated herein by reference to Exhibit 3.6 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.7		—	Amended and Restated Certificate of Incorporation of Tenneco International Holding Corp. (“TIHC”) (incorporated herein by reference to Exhibit 3.7 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).

Exhibit
Number			Description

3.8		—	Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.9		—	Certificate of Incorporation of Clevite Industries Inc. (“Clevite”), as amended (incorporated herein by reference to Exhibit 3.9 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.10		—	By-laws of Clevite (incorporated herein by reference to Exhibit 3.10 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.11		—	Amended and Restated Certificate of Incorporation of the Pullman Company (“Pullman”) (incorporated herein by reference to Exhibit 3.11 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.12		—	By-laws of Pullman (incorporated herein by reference to Exhibit 3.12 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.13		—	Certificate of Incorporation of Tenneco Automotive Operating Company Inc. (“Operating”) (incorporated herein by reference to Exhibit 3.13 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.14		—	By-laws of Operating (incorporated herein by reference to Exhibit 3.14 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
4	.1(a)	—	Rights Agreement dated as of September 8, 1998, by and between the registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant’s Current Report on Form 8-K dated September 24, 1998, File No. 1-12387).
4	.1(b)	—	Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-12387).
4	.1(c)	—	Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant’s Post-Effective Amendment No. 3, dated February 26, 2001, to its Registration Statement on Form 8-A dated September 17, 1998).
4	.2(a)	—	Indenture, dated as of November 1, 1996, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.1 of the registrant’s Registration Statement on Form S-4, Registration No. 333-14003).
4	.2(b)	—	First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(b) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4	.2(c)	—	Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(d) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4	.2(d)	—	Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(e) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4	.2(e)	—	Eleventh Supplemental Indenture, dated October 21, 1999, to Indenture dated November 1, 1996 between The Chase Manhattan Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
4.3		—	Specimen stock certificate for Tenneco Inc. common stock (incorporated herein by reference from Exhibit 4.3 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-12387).

Exhibit
Number			Description

4	.4(a)	—	Indenture dated October 14, 1999 by and between the registrant and The Bank of New York, as trustee (incorporated herein by reference from Exhibit 4.4(a) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
4	.4(b)	—	Supplemental Indenture dated November 4, 1999 among Tenneco Automotive Operating Company Inc., Tenneco International Holding Corp., Tenneco Global Holdings Inc., the Pullman Company, Clevite Industries Inc. and TMC Texas Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference from Exhibit 4.4(b) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
4	.4(c)	—	Subsidiary Guarantee dated as of October 14, 1999 from Tenneco Automotive Operating Company Inc., Tenneco International Holding Corp., Tenneco Global Holdings Inc., the Pullman Company, Clevite Industries Inc. and TMC Texas Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4(c) to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
4	.5(a)	—	Amended and Restated Credit Agreement, dated as of December 12, 2003, among the registrant, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A. and Citicorp North America, Inc., as co-documentation agents, Deutsche Bank Securities Inc., as syndication agent, and JP Morgan Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5(a) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-12387).
4	.5(b)	—	Amended and Restated Guarantee And Collateral Agreement, dated as of November 4, 1999, by Tenneco Inc. and the subsidiary guarantors named therein, in favor of JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference from Exhibit 4.5(f) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4	.5(c)	—	First Amendment, dated as of April 30, 2004, to the Amended and Restated Credit Agreement dated as of December 12, 2003, among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated herein by reference from Exhibit 4.5(c) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12387).
4	.5(d)	—	Second Amendment, dated November 19, 2004, to the Amended and Restated Credit Agreement dated as of December 12, 2003, among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated herein by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated November 19, 2004, File No. 1-12387).
4	.5(e)	—	Third Amendment, dated February 17, 2005, to the Amended and Restated Credit Agreement, dated as of December 12, 2003 among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated February 17, 2005, File No. 1-12387).
4	.5(f)	—	New Lender Supplement, dated as of March 31, 2005, by and among Wachovia Bank, National Association, the registrant and JPMorgan Chase Bank, N.A.; New Lender Supplement, dated as of March 31, 2005, by and among Wells Fargo Foothill, LLC, the registrant and JPMorgan Chase Bank, N.A.; New Lender Supplement, dated as of March 31, 2005, by and among Charter One Bank, NA, the registrant and JPMorgan Chase Bank, N.A. (incorporated herein by reference from Exhibit 4.5(f) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-12387).
4	.5(g)	—	New Lender Supplement, dated as of April 29, 2005, by and among The Bank of Nova Scotia, the registrant and JPMorgan Chase Bank, N.A. (incorporated herein by reference from Exhibit 4.5(g) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-12387).
4	.5(h)	—	Fourth Amendment, dated October 7, 2005, to the Amended and Restated Credit Agreement, dated as of December 12, 2003, among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated herein by reference from Exhibit 4.5(h) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-12387).

Exhibit
Number			Description

4	.5(i)	—	First Amendment, dated October 7, 2005, to the Amended and Restated Guarantee and Collateral Agreement, dated as of November 4, 1999, by the registrant and the subsidiary guarantors named therein, in favor of JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference from Exhibit 4.5(i) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-12387)
*4	.5(j)	—	New Lender Supplement, dated as of July 27, 2006, by and among LaSalle Bank National Association, Tenneco Inc. and JPMorgan Chase Bank, N.A.
4	.6(a)	—	Indenture, dated as of June 19, 2003, among the registrant, the subsidiary guarantors named therein and Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(a) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4	.6(b)	—	Collateral Agreement, dated as of June 19, 2003, by the registrant and the subsidiary guarantors named therein in favor of Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(b) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4	.6(c)	—	Registration Rights Agreement, dated as of June 19, 2003, among the registrant, the subsidiary guarantors named therein, and the initial purchasers named therein, for whom JPMorgan Securities Inc. acted as representative (incorporated herein by reference from Exhibit 4.6(c) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4	.6(d)	—	Supplemental Indenture, dated as of December 12, 2003, among the registrant, the subsidiary guarantors named therein and Wachovia Bank, National Association (incorporated herein by reference to Exhibit 4.6(d) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-12387).
4	.6(e)	—	Registration Rights Agreement, dated as of December 12, 2003, among the registrant, the subsidiary guarantors named therein, and the initial purchasers named therein, for whom Banc of America Securities LLC acted as representative agent (incorporated herein by reference to Exhibit 4.5(a) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-12387).
4	.6(f)	—	Second Supplemental Indenture, dated as of October 28, 2005, among the registrant, the subsidiary guarantors named therein and Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(f) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-12387).
4.7		—	Intercreditor Agreement, dated as of June 19, 2003, among JPMorgan Chase Bank, as Credit Agent, Wachovia Bank, National Association, as Trustee and Collateral Agent, and the registrant (incorporated herein by reference from Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4	.8(a)	—	Indenture, dated as of November 19, 2004, among the registrant, the subsidiary guarantors named therein and The Bank of New York Trust Company (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated November 19, 2004, File No. 1-12387).
4	.8(b)	—	Supplemental Indenture, dated as of March 28, 2005, among the registrant, the guarantors party thereto and the Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference from Exhibit 4.3 to the registrant’s Registration Statement on Form S-4, Reg No. 333-123752).
4	.8(c)	—	Registration Rights Agreement, dated as of November 19, 2004, among the registrant, the guarantors party thereto and the initial purchasers party thereto (incorporated herein by reference from Exhibit 4.2 to the registrant’s Registration Statement on Form S-4, Reg No. 333-123752).
4	.8(d)	—	Second Supplemental Indenture, dated as of October 27, 2005, among the registrant, the guarantors party thereto and the Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference from Exhibit 4.8(d) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-12387).
9		—	None
10.1		—	Distribution Agreement, dated November 1, 1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant’s Form 10, File No. 1-12387).

Exhibit
Number		Description

10.2	—	Amendment No. 1 to Distribution Agreement, dated as of December 11, 1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.2 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.3	—	Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. , the registrant, and Newport News Ship- building Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.4	—	Benefits Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.5	—	Insurance Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.6	—	Tax Sharing Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co., Newport News Shipbuilding Inc., the registrant, and El Paso Natural Gas Company (incorporated herein by reference from Exhibit 10.6 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.7	—	First Amendment to Tax Sharing Agreement, dated as of December 11, 1996, among El Paso Tennessee Pipeline Co., the registrant, El Paso Natural Gas Company and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.7 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.8	—	Value Added ’TAVA’ Incentive Compensation Plan, as in effect for periods through December 31, 2005 (incorporated herein by reference from Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-12387).
10.9	—	Change of Control Severance Benefits Plan for Key Executives (incorporated herein by reference from Exhibit 10.13 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
10.10	—	Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
10.11	—	Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.12	—	Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.13	—	Supplemental Executive Retirement Plan (incorporated herein by reference from Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.14	—	Human Resources Agreement by and between the registrant and Tenneco Packaging Inc. dated November 4, 1999 (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).
10.15	—	Tax Sharing Agreement by and between the registrant and Tenneco Packaging Inc. dated November 3, 1999 (incorporated herein by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).
10.16	—	Amended and Restated Transition Services Agreement by and between the registrant and Tenneco Packaging Inc. dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.21 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
10.17	—	Assumption Agreement among Tenneco Automotive Operating Company Inc., Tenneco International Holding Corp., Tenneco Global Holdings Inc., The Pullman Company, Clevite Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc. and the other Initial Purchasers listed in the Purchase Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.24 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).

Exhibit
Number		Description

10.18	—	Amendment No. 1 to Change in Control Severance Benefits Plan for Key Executives (incorporated herein by reference from Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.19	—	Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.20	—	Letter Agreement dated July 27, 2000 between the registrant and Richard P. Schneider (incorporated herein by reference from Exhibit 10.26 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.21	—	Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference from Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387).
10.22	—	Form of Indemnity Agreement entered into between the registrant and the following directors of the registrant: Paul Stecko, M. Kathryn Eickhoff and Dennis Severance (incorporated herein by reference from Exhibit 10.29 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).
10.23	—	Mark P. Frissora Special Appendix under Supplemental Executive Retirement Plan (incorporated herein by reference from Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387).
10.24	—	Letter Agreement dated as of June 1, 2001 between the registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001. File No. 1-12387).
10.25	—	2002 Long-Term Incentive Plan (As Amended and Restated Effective March 11, 2003) (incorporated herein by reference from Exhibit 10.26 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. File No. 1-12387).
10.26	—	Amendment No. 1 to Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
10.27	—	Supplemental Stock Ownership Plan (incorporated herein by reference from Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
10.28	—	Form of Stock Equivalent Unit Award Agreement under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
10.29	—	Form of Stock Option Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
10.30	—	Form of Stock Option Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.3 of the registrant’s Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
10.31	—	Form of Restricted Stock Award Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (three year cliff vesting) (incorporated herein by reference from Exhibit 99.4 of the registrant’s Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
10.32	—	Form of Restricted Stock Award Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.5 of the registrant’s Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
10.33	—	Form of Restricted Stock Award Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (vesting 1/3 annually) (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated January 17, 2005, File No. 1-12387).
10.34	—	Form of Stock Option Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated January 17, 2005, File No. 1-12387).

Exhibit
Number		Description

10.35	—	Form of Stock Option Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from Exhibit 99.3 of the registrant’s Current Report on Form 8-K dated January 17, 2005, File No. 1-12387).
10.36	—	Form of Performance Share Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 10.37 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, file No. 1-12387).
10.37	—	Summary of 2006 Outside Directors’ Compensation (incorporated herein by reference from Exhibit 10.37 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, file No. 1-12387).
10.38	—	Summary of 2006 Named Executive Officer Compensation (incorporated herein by reference from Exhibit 10.38 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, file No. 1-12387).
10.39	—	Amendment No. 1 to the Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-12387).
10.40	—	Amendment No. 1 to the Supplemental Executive Retirement Plan (incorporated herein by reference from Exhibit 10.40 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
10.41	—	Second Amendment to the Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.41 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
10.42	—	Amendment No. 2 to the Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
10.43	—	Supplemental Retirement Plan (incorporated herein by reference from Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
10.44	—	Mark P. Frissora Special Appendix under Supplemental Retirement Plan (incorporated herein by reference from Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
10.45	—	Supplemental Pension Plan for Management (incorporated herein by reference from Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
10.46	—	Incentive Deferral Plan (incorporated herein by reference from Exhibit 10.46 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
10.47	—	Amended and Restated Value Added (“TAVA”) Incentive Compensation Plan, effective January 1, 2006 (incorporated herein by reference from Exhibit 10.47 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, file No. 1-12387).
10.48	—	Form of Restricted Stock Award Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (providing for one year cliff vesting) (incorporated herein by reference from Exhibit 10.48 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, file No. 1-12387).
10.49	—	Form of Stock Equivalent Unit Award Agreement, as amended, under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 10.49 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-12387).
10.50	—	Summary of Amendments to Deferred Compensation Plan and Incentive Deferral Plan (incorporated herein by reference from Exhibit 10.50 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-12387).
10.51	—	Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K, dated May 9, 2006).
10.52	—	Form of Restricted Stock Award Agreement for non-employee directors under the Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K, dated May 9, 2006).

Exhibit
Number			Description

10.53		—	Form of Stock Option Agreement for employees under the Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K, dated May 9, 2006).
10.54		—	Form of Restricted Stock Award Agreement for employees under the Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K, dated May 9, 2006).
11		—	None.
*12		—	Computation of Ratio of Earnings to Fixed Charges.
*15		—	Letter of Deloitte & Touche LLP regarding interim financial information
18		—	None.
19		—	None.
22		—	None.
23		—	None.
24		—	None.
*31	.1	—	Certification of Timothy R. Donovan under Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Hari N. Nair under Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.3	—	Certification of Neal Yanos under Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.4	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	—	Certification of Timothy R. Donovan, Hari N. Nair, Neal Yanos and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.
99		—	None.
100		—	None.

*	Filed herewith.