Form 10-Q
period 2006-09-30
TENNECO INC
filed 2006-11-09
CIK 1024725

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

                   For the Quarterly Period Ended September 30, 2006

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

     Common Stock, par value $.01 per share: 45,527,276 shares as of October 30, 2006.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS



                                                                           PAGE
                                                                           ----


PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)..............................     5
     Tenneco Inc. and Consolidated Subsidiaries--
       Report of Independent Registered Public Accounting Firm..........     5
       Statements of Income.............................................     6
       Balance Sheets...................................................     7
       Statements of Cash Flows.........................................     8
       Statements of Changes in Shareholders' Equity....................     9
       Statements of Comprehensive Income (Loss)........................    10
       Notes to Consolidated Financial Statements.......................    11
  Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..........................................    36
  Item 3. Quantitative and Qualitative Disclosures About Market Risk....    63
  Item 4. Controls and Procedures.......................................    63
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings.............................................     *
     Item 1A. Risk Factors..............................................    64
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...    64
  Item 3. Defaults Upon Senior Securities...............................     *
  Item 4. Submission of Matters to a Vote of Security Holders...........     *
  Item 5. Other Information.............................................     *
  Item 6. Exhibits......................................................    64


--------

* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

              CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Part I, Item 2. The words "may," "will," "believe," "should," "could," "plans," "expect," "anticipated," "estimates," and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

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

     - general economic, business and market conditions, including without limitation the financial difficulties facing a number of companies in the automotive industry and the potential impact thereof on labor unrest, supply chain disruptions,weakness in demand and the collectibility of any accounts receivable due us from such companies;

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

     - the negative impact of higher fuel prices on discretionary purchases of aftermarket products by consumers and on purchases of light trucks and SUVs;

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

     - our inability to successfully integrate any acquisitions that we complete;

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

     - acts of war and/or terrorism, including, but not limited to, the events taking place in the Middle East, the current military action in Iraq and Afghanistan, the current situation in North Korea and the continuing war on terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

     - the timing and occurrence (or non-occurrence) of other transactions, events and circumstances which may be beyond our control.

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

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TENNECO INC.

     We have reviewed the accompanying consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of September 30, 2006, and the related consolidated statements of income, cash flows, comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2006 and 2005, and changes in shareholders' equity for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of Tenneco Inc.'s management.

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

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of December 31, 2005, and the related consolidated statements of income, cash flows, changes in shareholders' equity, and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated March 14, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Chicago, Illinois
November 3, 2006

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                        -------------------------   -------------------------
                                            2006          2005          2006          2005
                                        -----------   -----------   -----------   -----------
                                            (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)


REVENUES
  Net sales and operating revenues....  $     1,122   $     1,096   $     3,476   $     3,377
                                        -----------   -----------   -----------   -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation and amortization
     shown below).....................          926           889         2,819         2,718
  Engineering, research, and
     development......................           24            22            68            64
  Selling, general, and
     administrative...................           82            96           290           287
  Depreciation and amortization of
     other intangibles................           45            44           136           134
                                        -----------   -----------   -----------   -----------
                                              1,077         1,051         3,313         3,203
                                        -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.........           (2)           (1)           (4)           (2)
  Other income........................            2             6             1             5
                                        -----------   -----------   -----------   -----------
                                                 --             5            (3)            3
                                        -----------   -----------   -----------   -----------
INCOME BEFORE INTEREST EXPENSE, INCOME
  TAXES, AND MINORITY INTEREST........           45            50           160           177
  Interest expense (net of interest
     capitalized).....................           34            33           101            97
  Income tax expense..................            3             7            18            29
  Minority interest...................            2            --             4             1
                                        -----------   -----------   -----------   -----------
NET INCOME............................  $         6   $        10   $        37   $        50
                                        ===========   ===========   ===========   ===========
EARNINGS PER SHARE
Average shares of common stock
  outstanding--
  Basic...............................   44,986,076    43,279,086    44,466,543    42,969,663
  Diluted.............................   47,207,110    45,583,668    46,790,147    45,215,418
Basic earnings per share of common
  stock...............................  $      0.13   $      0.25   $      0.84   $      1.17
Diluted earnings per share of common
  stock...............................  $      0.12   $      0.23   $      0.79   $      1.11



The accompanying notes to financial statements are an integral part of these statements of income.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                 2006           2005
                                                            -------------   ------------
                                                                     (MILLIONS)


                                         ASSETS
Current assets:
Cash and cash equivalents.................................     $   116         $   141
  Receivables--
     Customer notes and accounts, net.....................         619             515
     Other................................................          22              28
  Inventories--
     Finished goods.......................................         183             154
     Work in process......................................          88              81
     Raw materials........................................         114              89
     Materials and supplies...............................          34              36
  Deferred income taxes...................................          46              43
  Prepayments and other...................................         139             110
                                                               -------         -------
                                                                 1,361           1,197
                                                               -------         -------
Other assets:
  Long-term notes receivable, net.........................          27              23
  Goodwill................................................         201             200
  Intangibles, net........................................          32              30
  Deferred income taxes...................................         317             307
  Other...................................................         135             140
                                                               -------         -------
                                                                   712             700
                                                               -------         -------
Plant, property, and equipment, at cost...................       2,577           2,428
  Less--Reserves for depreciation and amortization........      (1,497)         (1,385)
                                                               -------         -------
                                                                 1,080           1,043
                                                               -------         -------
                                                               $ 3,153         $ 2,940
                                                               =======         =======

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-
     term debt)...........................................     $    51         $    22
  Trade payables..........................................         730             651
  Accrued taxes...........................................          52              31
  Accrued interest........................................          34              38
  Accrued liabilities.....................................         213             208
  Other...................................................          25              29
                                                               -------         -------
                                                                 1,105             979
                                                               -------         -------
Long-term debt............................................       1,352           1,356
                                                               -------         -------
Deferred income taxes.....................................          84              86
                                                               -------         -------
Postretirement benefits...................................         283             285
                                                               -------         -------
Deferred credits and other liabilities....................          81              81
                                                               -------         -------
Commitments and contingencies
Minority interest.........................................          28              24
                                                               -------         -------
Shareholders' equity:
  Common stock............................................          --              --
  Premium on common stock and other capital surplus.......       2,785           2,776
  Accumulated other comprehensive loss....................        (235)           (282)
  Retained earnings (accumulated deficit).................      (2,090)         (2,125)
                                                               -------         -------
                                                                   460             369
  Less--Shares held as treasury stock, at cost............         240             240
                                                               -------         -------
                                                                   220             129
                                                               -------         -------
                                                               $ 3,153         $ 2,940
                                                               =======         =======




The accompanying notes to financial statements are an integral part of these balance sheets.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            THREE
                                                            MONTHS
                                                            ENDED       NINE MONTHS
                                                          SEPTEMBER        ENDED
                                                             30,       SEPTEMBER 30,
                                                         -----------   -------------
                                                         2006   2005    2006    2005
                                                         ----   ----   -----   -----
                                                                  (MILLIONS)


OPERATING ACTIVITIES
Net income.............................................  $  6   $ 10   $  37   $  50
Adjustments to reconcile net income to cash provided
  (used) by operating activities--
  Depreciation and amortization of other intangibles...    45     44     136     134
  Deferred income taxes................................     1      8       9       3
  Stock option expense.................................     1     --       3      --
  Loss on sale of assets, net..........................    --      1       2       2
  Changes in components of working capital (net of
     acquisition)--
     (Increase) decrease in receivables................    17     (9)    (85)   (209)
     (Increase) decrease in inventories................    (7)    11     (47)    (22)
     (Increase) decrease in prepayments and other
       current assets..................................    (7)    (4)    (34)    (23)
     Increase (decrease) in payables...................   (39)   (12)     51      52
     Increase (decrease) in accrued taxes..............    (8)    (8)     (8)     11
     Increase (decrease) in accrued interest...........    (5)    (4)     (4)     (2)
     Increase (decrease) in other current liabilities..     4     15      --       5
Other..................................................    (5)   (14)     --     (27)
                                                         ----   ----   -----   -----
Net cash provided (used) by operating activities.......     3     38      60     (26)
                                                         ----   ----   -----   -----
INVESTING ACTIVITIES
Net proceeds from the sale of assets...................     4      1       6       4
Expenditures for plant, property, and equipment........   (43)   (37)   (130)   (100)
Expenditures for software related intangible assets....    (3)    (5)     (9)    (12)
Acquisition of businesses (net of cash acquired).......    --     --      --     (11)
Investments and other..................................    (2)    (1)     (1)      1
                                                         ----   ----   -----   -----
Net cash used by investing activities..................   (44)   (42)   (134)   (118)
                                                         ----   ----   -----   -----
FINANCING ACTIVITIES
Issuance of common shares..............................     3      2      13       6
Issuance of long-term debt.............................    --      1      --       1
Retirement of long-term debt...........................    (1)    (1)     (3)    (43)
Net increase in short-term debt excluding current
  maturities of long-term debt.........................    32     22      29      56
Other..................................................    --      1       2       1
                                                         ----   ----   -----   -----
Net cash provided by financing activities..............    34     25      41      21
                                                         ----   ----   -----   -----
Effect of foreign exchange rate changes on cash and
  cash equivalents.....................................    --      2       8      (2)
                                                         ----   ----   -----   -----
Increase (Decrease) in cash and cash equivalents.......    (7)    23     (25)   (125)
Cash and cash equivalents, July 1 and January 1,
  respectively.........................................   123     66     141     214
                                                         ----   ----   -----   -----
Cash and cash equivalents, September 30 (Note).........  $116   $ 89   $ 116   $  89
                                                         ====   ====   =====   =====
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest...............  $ 36   $ 33   $ 103   $  94
Cash paid during the period for income taxes (net of
  refunds).............................................  $ 11   $  5   $  18   $  16


NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to financial statements are an integral part of these statements of cash flows.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------------------
                                                       2006                   2005
                                               --------------------   --------------------
                                                 SHARES      AMOUNT     SHARES      AMOUNT
                                               ----------   -------   ----------   -------
                                                     (MILLIONS EXCEPT SHARE AMOUNTS)


COMMON STOCK
Balance January 1............................  45,544,668   $    --   44,275,594   $    --
  Issued (Reacquired) pursuant to benefit
     plans...................................    (114,546)       --      283,921        --
  Stock options exercised....................   1,389,261        --      847,798        --
                                               ----------   -------   ----------   -------
Balance September 30.........................  46,819,383        --   45,407,313        --
                                               ==========             ==========
PREMIUM ON COMMON STOCK AND OTHER CAPITAL
  SURPLUS
Balance January 1............................                 2,776                  2,764
  Premium on common stock issued pursuant to
     benefit plans...........................                     9                     10
                                                            -------                -------
Balance September 30.........................                 2,785                  2,774
                                                            -------                -------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance January 1............................                  (282)                  (185)
  Other comprehensive income (loss)..........                    47                    (67)
                                                            -------                -------
Balance September 30.........................                  (235)                  (252)
                                                            -------                -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1............................                (2,125)                (2,180)
  Net income.................................                    37                     50
  Other......................................                    (2)                    (2)
                                                            -------                -------
Balance September 30.........................                (2,090)                (2,132)
                                                            -------                -------
LESS--COMMON STOCK HELD AS TREASURY STOCK, AT
  COST
Balance January 1 and September 30...........   1,294,692       240    1,294,692       240
                                               ==========   -------   ==========   -------
       Total.................................               $   220                $   150
                                                            =======                =======




       The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                      -------------------------------------------------------------
                                                   2006                            2005
                                      -----------------------------   -----------------------------
                                       ACCUMULATED                     ACCUMULATED
                                          OTHER                           OTHER
                                      COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                          INCOME          INCOME          INCOME          INCOME
                                          (LOSS)          (LOSS)          (LOSS)          (LOSS)
                                      -------------   -------------   -------------   -------------
                                                                (MILLIONS)


NET INCOME..........................                       $ 6                             $10
                                                           ---                             ---
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS) CUMULATIVE
  TRANSLATION ADJUSTMENT
Balance July 1......................      $ (98)                          $(138)
  Translation of foreign currency
     statements.....................         (5)            (5)               8              8
                                          -----                           -----
Balance September 30................       (103)                           (130)
                                          -----                           -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
Balance July 1 and September 30.....       (132)                           (122)
                                          -----                           -----
Balance September 30................      $(235)                          $(252)
                                          =====            ---            =====            ---
Other comprehensive income (loss)...                        (5)                              8
                                                           ---                             ---
COMPREHENSIVE INCOME................                       $ 1                             $18
                                                           ===                             ===





                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                      -------------------------------------------------------------
                                                   2006                            2005
                                      -----------------------------   -----------------------------
                                       ACCUMULATED                     ACCUMULATED
                                          OTHER                           OTHER
                                      COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                          INCOME          INCOME          INCOME          INCOME
                                          (LOSS)          (LOSS)          (LOSS)          (LOSS)
                                      -------------   -------------   -------------   -------------
                                                                (MILLIONS)


NET INCOME..........................                       $37                             $ 50
                                                           ---                             ----
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS) CUMULATIVE
  TRANSLATION ADJUSTMENT
Balance January 1...................      $(150)                          $ (63)
  Translation of foreign currency
     statements.....................         47             47              (67)            (67)
                                          -----                           -----
Balance September 30................       (103)                           (130)
                                          -----                           -----
ADDITIONAL MINIMUM PENSION LIABILITY
  ADJUSTMENT
Balance January 1 and September 30..       (132)                           (122)
                                          -----                           -----
Balance September 30................      $(235)                          $(252)
                                          =====            ---            =====            ----
Other comprehensive income (loss)...                        47                              (67)
                                                           ---                             ----
COMPREHENSIVE INCOME (LOSS).........                       $84                             $(17)
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

     In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Tenneco Inc.'s financial position, results of operations, cash flows, changes in shareholders' equity, and comprehensive income (loss) for the periods indicated. We have prepared the unaudited interim consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements.

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

     (2) Equity Plans--In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock equivalent units, stock appreciation rights ("SARs"), and stock options to our directors, officers, employees and consultants. The plan, which terminated as to new awards on December 31, 2001, was renamed the "Stock Ownership Plan." In December 1999, we adopted the Supplemental Stock Ownership Plan, which permitted the granting of a variety of similar awards to our directors, officers, employees and consultants. We were authorized to deliver up to about 1.1 million treasury shares of common stock under the Supplemental Stock Ownership Plan, which also terminated as to new awards on December 31, 2001. In March 2002, we adopted the 2002 Long-Term Incentive Plan which permitted the granting of a variety of similar awards to our officers, directors, employees and consultants. Up to 4 million shares of our common stock were authorized for delivery under the 2002 Long-Term Incentive Plan. In March 2006, we adopted the 2006 Long-Term Incentive Plan which replaced the 2002 Long-Term Incentive Plan and permits the granting of a variety of similar awards to directors, officers, employees and consultants. As of September 30, 2006, up to 2,569,381 shares of our common stock have been authorized for delivery under the 2006 Long-Term Incentive Plan. Our nonqualified stock options have 7 to 20 year terms and vest equally over a three year service period from the date of the grant.

     We have granted restricted common stock to our directors and certain key employees. These awards generally require, among other things, that the award holder remains in service to our company during the restriction period. We have also granted stock equivalent units to certain key employees that are payable in cash annually based on the attainment of specified performance goals. The grant value is indexed to the stock price. Each employee granted stock equivalent units receives a percentage of the total grant's value. In addition, we have granted SARs to certain key employees in our Asian operations that are payable in cash after a three year service period. The grant value is indexed to the stock price.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," using the modified prospective application method. Under this transition method, compensation cost recognized for the nine months ended September 30, 2006, includes the applicable amounts of: (1) compensation cost of all unvested stock-based awards granted prior to January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures, and (2) compensation cost for all stock-based awards granted on or after January 1, 2006, based upon the grant date fair value estimated in accordance with the new provisions of SFAS No. 123(R). Results for prior periods have not been restated.


                                                            THREE MONTHS    NINE MONTHS
                                                               ENDED           ENDED
                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                           -------------   -------------
                                                                2005            2005
                                                           -------------   -------------
                                                                  (MILLIONS EXCEPT
                                                                     PER SHARE
                                                                      AMOUNTS)


Net income...............................................      $  10           $  50
Add: Stock-based employee compensation expense included
  in net income, net of income tax.......................          1               4
Deduct: Stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of income tax..............................         (2)             (6)
                                                               -----           -----
Adjusted net income......................................      $   9           $  48
                                                               =====           =====
Earnings per share:
Basic--as reported.......................................      $0.25           $1.17
Basic--as adjusted for stock-based compensation expense..      $0.23           $1.13
Diluted--as reported.....................................      $0.23           $1.11
Diluted--as adjusted for stock-based compensation
  expense................................................      $0.22           $1.07


     SFAS No. 109, "Accounting for Income Taxes," discusses the deductibility of transactions. We are allowed a tax deduction for compensation cost which is calculated as the difference between the value of the stock at the date of grant and the price upon exercise of a stock option. Prior to adopting SFAS No. 123(R), we presented the cash flow benefit of these deductions as operating cash flows. Under SFAS No. 123(R), excess tax benefits, which are any excess tax benefits we may realize upon the exercise of stock options that are greater than the tax benefit recognized on the compensation cost recorded in our income statement, are recognized as an addition to paid-in capital. We present cash retained as a result of excess tax benefits as financing cash flows. Any write-offs of deferred tax assets related to unrealized tax benefits associated with the recognized compensation cost would be reported as income tax expense.

     Effects of Adopting--Under the previous accounting rules, we recognized compensation expense for restricted stock, stock equivalent units and SARs in the income statement and we continue to do so under SFAS No. 123(R). Compensation expense for these awards, net of tax, was approximately $6 million for the nine months ended September 30, 2006 compared to approximately $4 million for the nine months ended September 30, 2005, and was recorded in selling, general, and administrative expense on the statement of income at the corporate level.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

     The impact of recognizing compensation expense related to nonqualified stock options is contained in the table below.


                                                                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 2006
                                                                  ------------------
                                                                      (MILLIONS)


Selling, general and administrative.............................        $    3
                                                                        ------
Loss before interest expense, income taxes and minority
  interest......................................................            (3)
Income tax benefit..............................................            (1)
                                                                        ------
Net loss........................................................        $   (2)
                                                                        ======
Decrease in basic earnings per share............................        $(0.04)
Decrease in diluted earnings per share..........................        $(0.04)


     For the nine months ended September 30, 2006, the impact of adopting SFAS No. 123(R) on our results of operations including nonqualified stock options and other stock-based compensation was additional expense of approximately $2 million or $0.04 per diluted share. Adoption of this accounting standard also increased the calculated number of diluted shares by approximately 0.4 million primarily due to the elimination of assumed excess tax benefits.

     For stock options awarded to retirement eligible employees prior to the adoption of SFAS No. 123(R) we immediately accelerate the recognition of any outstanding compensation cost when employees retire before the end of the explicit vesting period. This methodology has not had a material impact on our recognized compensation cost.

     As of September 30, 2006, there was approximately $4 million, net of tax, of total unrecognized compensation costs related to these stock-based awards that we expect to recognize over a weighted average period of 1.2 years.

     Cash received from option exercises for the nine months ended September 30, 2006, was approximately $8 million. Stock option exercises during the first nine months of 2006 generated an excess tax benefit of approximately $9 million. Pursuant to footnote 82 of SFAS No. 123(R), this benefit was not recorded as we have federal and state net operating losses which are not currently being utilized. As a result, the excess tax benefit had no impact on our financial position or statement of cash flows.

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


                                                                    NINE MONTHS
                                                                       ENDED
                                                                   SEPTEMBER 30,
                                                                   -------------
                                                                    2006    2005
                                                                   -----   -----


Stock Options
Weighted average grant date fair value, per share................  $9.27   $8.14
Weighted average assumptions used:
  Expected volatility............................................   42.6%   43.0%
  Expected lives.................................................    5.1       7
  Risk-free interest rates.......................................    4.2%    4.0%
  Dividend yields................................................    0.0%    0.0%

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

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

     Stock Options--The following table reflects the status and activity for all options to purchase common stock for the period indicated:


                                                               NINE MONTHS ENDED
                                                              SEPTEMBER 30, 2006
                                            ------------------------------------------------------
                                                                        WEIGHTED AVG.
                                              SHARES    WEIGHTED AVG.     REMAINING      AGGREGATE
                                              UNDER        EXERCISE        LIFE IN       INTRINSIC
                                              OPTION        PRICES          YEARS          VALUE
                                            ---------   -------------   -------------   ----------
                                                                                        (MILLIONS)


Outstanding Stock Options
Outstanding, January 1, 2006..............  4,922,095       $ 9.08
  Granted.................................    451,750        21.21
  Canceled................................    (15,738)       20.08
  Forfeited...............................     (3,061)        7.35
  Exercised...............................   (803,472)        4.30                          $14
                                            ---------
Outstanding, March 31, 2006...............  4,551,574        11.08           5.5             49
  Granted.................................      1,500        10.75
  Canceled................................    (42,050)        5.67
  Forfeited...............................     (4,231)       12.46
  Exercised...............................   (164,394)        4.02                            3
                                            ---------
Outstanding, June 30, 2006................  4,342,399        11.40           5.3             51
                                            =========
  Granted.................................        335        24.15
  Canceled................................         --           --
  Forfeited...............................   (158,010)       17.26
  Exercised...............................   (421,395)        8.36                            6
                                            ---------
Outstanding, September 30, 2006...........  3,763,329        11.50           5.0             44
                                            =========
Exercisable, September 30, 2006...........  3,015,554       $10.02           5.0            $40
                                            =========


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

     Restricted Stock--The following table reflects the status for all nonvested restricted shares for the period indicated:


                                                                 NINE MONTHS ENDED
                                                                SEPTEMBER 30, 2006
                                                             ------------------------
                                                                        WEIGHTED AVG.
                                                                          GRANT DATE
                                                              SHARES      FAIR VALUE
                                                             --------   -------------


Nonvested Restricted Shares
Nonvested balance at January 1, 2006.......................   533,714       $12.67
  Granted..................................................   249,477        21.23
  Vested...................................................  (222,687)       10.94
  Forfeited................................................        --           --
                                                             --------
Nonvested balance at March 31, 2006........................   560,504       $17.17
  Granted..................................................        --           --
  Vested...................................................    (3,749)       12.24
  Forfeited................................................        --           --
                                                             --------
Nonvested balance at June 30, 2006.........................   556,755       $17.20
  Granted..................................................       335        24.15
  Vested...................................................    (6,043)       18.87
  Forfeited................................................  (136,082)       17.43
                                                             ========
Nonvested balance at September 30, 2006....................   414,965       $17.11
                                                             ========



     The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of September 30, 2006, approximately $5 million of total unrecognized compensation costs related to compensation for restricted stock awards is expected to be recognized over a weighted-average period of approximately 2 years.

     Stock Equivalent Units and SAR's--Stock equivalent units and SAR's are paid in cash and recognized as a liability based upon their fair value. As of September 30, 2006, approximately $2 million of total unrecognized compensation costs is expected to be recognized by December 31, 2006.

     (3) In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. Based upon the LIBOR rate as determined under these agreements of 5.61 percent (which is in effect until January 15, 2007) the inclusion of these swaps in our financial results is expected to add $1 million to our 2006 annual interest expense. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. As of September 30, 2006, the fair value of the interest rate swaps was a liability of approximately $7 million which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities.

     In February 2005, we amended our senior credit facility to reduce by 75 basis points the interest rate on the term loan B facility and the tranche B-1 letter of credit/revolving loan facility. In connection with the amendment, we voluntarily prepaid $40 million in principal on the term loan B, reducing the term loan B facility from $396 million to $356 million.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

     Additional provisions of the February 2005 amendment to the senior credit facility agreement were as follows: (i) amend the definition of EBITDA to exclude all remaining cash charges and expenses related to restructuring initiatives started on or before February 24, 2005, and to exclude up to an additional $60 million in restructuring-related expenses announced and taken after February 24, 2005, (ii) increase permitted investments to $50 million,
(iii) exclude expenses related to the issuance of stock options from the definition of consolidated net income, (iv) permit us to redeem up to $125 million of senior secured notes after January 1, 2008 (subject to certain conditions), (v) increase our ability to add commitments under the revolving credit facility by $25 million, and (vi) make other minor modifications. We incurred approximately $1 million in fees and expenses associated with this amendment, which were capitalized and are being amortized over the remaining term of the agreement.

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

     The tranche B-1 letter of credit/revolving loan facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. We will not be liable for any losses to or misappropriation of any (i) return due to the administrative agent's failure to achieve the return described above or to pay all or any portion of such return to any lender under such facility or (ii) funds on deposit in such account by such lender (other than the obligation to repay funds released from such accounts and provided to us as revolving loans under such facility).

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

     In October 2005, we further amended our senior credit facility increasing the amount of commitments we may seek under the revolving credit portion of the facility from $300 million to $350 million, along with other technical changes. We are not required to reduce the commitments under our tranche B-1 letter of credit/revolving loan facility should we obtain additional revolving credit commitments. In July 2006, we increased the amount of commitments under the revolving credit portion of the facility from $300 million to $320 million. We have not yet sought any increased commitments above the $320 million level, but may do so when, in our judgment, market conditions are favorable.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

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

     In October 2004, we announced a plan to eliminate 250 salaried positions through selected layoffs and an elective early retirement program. The majority of layoffs were at middle and senior management levels. As of September 30, 2006, we have incurred $23 million in severance costs. Of this total, $7 million was recorded in cost of sales and $16 million was recorded in selling, general and administrative expense.

     In February 2006, we decided to reduce the work force at certain of our global locations as part of our ongoing effort to reduce our cost structure. We recorded a pre-tax charge of $2 million during the third quarter of 2006 and $6 million for the first nine months of 2006 for severance and other benefits related to these reductions in force, substantially all of which have been paid in cash.

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

     We incurred $7 million in restructuring and restructuring-related costs during the third quarter of 2006, of which $6 million was recorded in cost of sales and $1 million in selling, general and administrative expense. Including the costs incurred in 2002 through 2005 of $71 million, we have incurred a total of $92 million for activities related to our restructuring initiatives as of September 30, 2006.

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we were allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives over the 2002 to 2006 time period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. In February 2005, our senior credit facility was amended to exclude all remaining cash charges and expenses related to restructuring initiatives started on or before February 24, 2005. As

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

of September 30, 2006, we have excluded $63 million in allowable charges relating to restructuring initiatives previously started.

     Under our amended facility, we are allowed to exclude up to an additional $60 million of cash charges and expenses, before taxes, related to restructuring activities initiated after February 24, 2005 from the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2006, we have excluded $27 million in allowable charges relating to restructuring initiatives against the $60 million available under the terms of the February 2005 amendment to the senior credit facility.

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

     As of September 30, 2006, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs to be approximately $8 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Chinese joint ventures is currently defending a legal proceeding by Chinese government officials related to whether the joint venture applied the proper tariff code to certain of its imports. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. A small percentage of the claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. Nearly all of the claims are related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of these claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

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

     Below is a table that shows the activity in the warranty accrual accounts:


                                                                     NINE MONTHS
                                                                        ENDED
                                                                      SEPTEMBER
                                                                         30,
                                                                     -----------
                                                                     2006   2005
                                                                     ----   ----
                                                                      (MILLIONS)


Beginning Balance January 1,.......................................  $ 22    $19
Accruals related to product warranties.............................    16     10
Reductions for payments made.......................................   (12)    (9)
                                                                     ----    ---
Ending Balance September 30,.......................................  $ 26    $20
                                                                     ====    ===



     The current year increase in the warranty accrual is primarily driven by higher unit pricing in the North American aftermarket and miscellaneous warranty issues in Australia and China

     (6) In March 2005, the FASB issued Interpretation No. ("FIN") 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. 46" (revised December
2003). The statement addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or potential VIE when specific conditions exist. The guidance was applied in the first reporting period beginning after March 3, 2005. The adoption of FSP No. FIN 46(R)-5 did not have an impact on our consolidated financial statements.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

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

     In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years ending after December 15, 2006. We continue to evaluate the impact that adoption of this interpretation could have on our financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material impact to our financial statements.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." Part of this Statement will be effective as of December 31, 2006, and requires companies that have defined benefit pension plans and other postretirement benefit plans to recognize the funded status of those plans on the balance sheet on a prospective basis from the effective date. The funded status of these plans is determined as of the plans' measurement dates and represents the difference between the amount of the obligations owed to participants under each plan (including the

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

effects of future salary increases for defined benefit plans) and the fair value of each plan's assets dedicated to paying those obligations. To record the funded status of those plans, unrecognized prior service costs and net actuarial losses experienced by the plans will be recorded in the Other Comprehensive Income (OCI) section of shareholders' equity on the balance sheet. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but because we had previously recorded only a portion of the excess of obligations over plan assets in our defined benefit plans and retiree health care plans, we expect this will result in a reduction of OCI in shareholders' equity.

     In addition, SFAS No. 158 requires that companies using a measurement date for their defined benefit pension plans and other postretirement benefit plans other than their fiscal year end, change the measurement date effective for fiscal years ending after December 15, 2008. We currently use a September 30 measurement date for substantially all of our defined benefit plans and are planning to adopt this statement's measurement date change effective for calendar year 2007. We do not believe the impact of the application of this part of the statement will be material to our financial position and results of operations.

     (7) We have an agreement to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party, net of a factoring discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $144 million and $146 million at September 30, 2006 and 2005, respectively. We recognized a loss of approximately $4 million for the nine months ended September 30, 2006, and approximately $2 million for the nine months ended September 30, 2005, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, which has averaged approximately 6 percent during 2006. We retain ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

     (8) Earnings per share of common stock outstanding were computed as follows:


                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                        -------------------------   -------------------------
                                            2006          2005          2006          2005
                                        -----------   -----------   -----------   -----------
                                            (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)


Basic earnings per share--
  Income..............................  $         6   $        10   $        37   $        50
                                        ===========   ===========   ===========   ===========
  Average shares of common stock
     outstanding......................   44,986,076    43,279,086    44,466,543    42,969,663
                                        ===========   ===========   ===========   ===========
  Earnings per average share of common
     stock............................  $      0.13   $      0.25   $      0.84   $      1.17
                                        ===========   ===========   ===========   ===========
Diluted earnings per share--
  Income..............................  $         6   $        10   $        37   $        50
                                        ===========   ===========   ===========   ===========
  Average shares of common stock
     outstanding......................   44,986,076    43,279,086    44,466,543    42,969,663
  Effect of dilutive securities:
     Restricted stock.................      335,432       425,395       409,223       356,337
     Stock options....................    1,885,602     1,879,187     1,914,381     1,889,418
                                        -----------   -----------   -----------   -----------
  Average shares of common stock
     outstanding including dilutive
     securities.......................   47,207,110    45,583,668    46,790,147    45,215,418
                                        ===========   ===========   ===========   ===========
  Earnings per average share of common
     stock............................  $      0.12   $      0.23   $      0.79   $      1.11
                                        ===========   ===========   ===========   ===========



     Options to purchase 1,020,145 and 1,239,391 shares of common stock were outstanding at September 30, 2006 and 2005, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive for the quarters ended September 30, 2006 and 2005, respectively.

     (9) Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:


                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------------------------
                                                                                  POSTRETIREME-
                                                           PENSION                      NT
                                              ---------------------------------   -------------
                                                    2006              2005        2006     2005
                                              ---------------   ---------------   ----     ----
                                               US     FOREIGN    US     FOREIGN    US       US
                                              ---     -------   ---     -------   ----     ----
                                                                  (MILLIONS)


Service cost--benefits earned during the
  year......................................  $ 4       $ 2     $ 3       $ 1      $--      $ 1
Interest cost...............................    5         3       5         3        2        2
Expected return on plan assets..............   (4)       (4)     (4)       (4)      --       --
Net amortization:
  Actuarial loss............................    2         1       1         1        2        2
  Prior service cost........................   --         1       1         1       (1)      (2)
                                              ---       ---     ---       ---      ---      ---
Net pension and postretirement costs........  $ 7       $ 3     $ 6       $ 2      $ 3      $ 3
                                              ===       ===     ===       ===      ===      ===


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)



                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------------------------
                                                                                   POSTRETIREME-
                                                           PENSION                       NT
                                             -----------------------------------   -------------
                                                   2006               2005         2006     2005
                                             ----------------   ----------------   ----     ----
                                              US      FOREIGN    US      FOREIGN    US       US
                                             ----     -------   ----     -------   ----     ----
                                                                  (MILLIONS)


Service cost--benefits earned during the
  year.....................................  $ 12       $  6    $ 11       $  5     $ 2      $ 2
Interest cost..............................    14         11      14         10       6        6
Expected return on plan assets.............   (14)       (12)    (12)       (11)     --       --
Net amortization:
  Actuarial loss...........................     4          4       3          2       5        5
  Prior service cost.......................     2          1       2          1      (4)      (5)
                                             ----       ----    ----       ----     ---      ---
Net pension and postretirement costs.......  $ 18       $ 10    $ 18       $  7     $ 9      $ 8
                                             ====       ====    ====       ====     ===      ===



     For the nine months ended September 30, 2006, we made pension contributions of approximately $26 million for our domestic pension plans and $10 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to make approximately $7 million in contributions for the remainder of 2006.

     We made postretirement contributions of approximately $6 million during the first nine months of 2006. Based on current actuarial estimates, we believe we will be required to make approximately $3 million in contributions for the remainder of 2006.

     In August 2006, we announced that we are freezing our current defined benefit plans as of December 31, 2006 and replacing them with additional contributions under defined contribution plans for nearly all U.S.-based salaried and non-union hourly employees effective January 1, 2007.

     (10) We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was less than $1 million at both September 30, 2006 and 2005. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

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

     Negotiable Financial Instruments--One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which were not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that were collected before their maturity date totaled $20 million at September 30, 2006, compared with $26 million at September 30, 2005.

     In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled approximately $9 million at September 30, 2006 and are classified as notes payable. Financial instruments received from OE customers and not redeemed totaled approximately $7 million at September 30, 2006 and are classified as other current assets. One of our Chinese subsidiaries is required to maintain a cash balance at a financial institution issuing the financial instruments which are used to satisfy vendor payments. The balance was not material at September 30, 2006 and is classified as cash and cash equivalents.

     (11) In July 2005, we announced changes in the structure of our organization which changed the components of our reportable segments. The European segment now includes our Indian operations. The Asia Pacific segment includes our other Asian and Australian operations. While this had no impact on our consolidated results, it changed our segment results. You should note that we have reclassified prior year's segment data where appropriate to conform to the 2006 presentations.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

     The following table summarizes certain Tenneco segment information:


                                                                   SEGMENT
                                            -----------------------------------------------------
                                             NORTH               ASIA    RECLASS &
                                            AMERICA   EUROPE   PACIFIC     ELIMS     CONSOLIDATED
                                            -------   ------   -------   ---------   ------------
                                                                    (MILLIONS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30,
  2006
Revenues from external customers..........   $  442   $  569     $111       $ --        $1,122
Intersegment revenues.....................        2       15        4        (21)           --
Income before interest expense, income
  taxes, and minority interest............       16       24        5         --            45
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
  2005
Revenues from external customers..........   $  502   $  500     $ 94       $ --        $1,096
Intersegment revenues.....................        1       12        3        (16)           --
Income before interest expense, income
  taxes, and minority interest............       37        9        4         --            50
AT SEPTEMBER 30, 2006, AND FOR THE NINE
  MONTHS THEN ENDED
Revenues from external customers..........   $1,481   $1,692     $303       $ --        $3,476
Intersegment revenues.....................        5       47       11        (63)           --
Income before interest expense, income
  taxes, and minority interest............       87       66        7         --           160
Total assets..............................    1,394    1,412      290         57         3,153
AT SEPTEMBER 30, 2005, AND FOR THE NINE
  MONTHS THEN ENDED
Revenues from external customers..........   $1,543   $1,564     $270       $ --        $3,377
Intersegment revenues.....................        4       42        9        (55)           --
Income before interest expense, income
  taxes, and minority interest............      126       41       10         --           177
Total assets..............................    1,361    1,387      259         43         3,050


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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)


                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
                                    ---------------------------------------------------------------------
                                                                  TENNECO INC.
                                      GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                    SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                    ------------   ------------   ------------   ---------   ------------
                                                                  (MILLIONS)


REVENUES
  Net sales and operating
     revenues--
     External.....................      $430           $692           $ --         $  --        $1,122
     Affiliated companies.........        22            112             --          (134)           --
                                        ----           ----           ----         -----        ------
                                         452            804             --          (134)        1,122
                                        ----           ----           ----         -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....       374            685             --          (133)          926
  Engineering, research, and
     development..................         8             16             --            --            24
  Selling, general, and
     administrative...............        34             47              1            --            82
  Depreciation and amortization of
     other intangibles............        17             28             --            --            45
                                        ----           ----           ----         -----        ------
                                         433            776              1          (133)        1,077
                                        ----           ----           ----         -----        ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.....        --             (2)            --            --            (2)
  Other income (loss).............         1             --             --             1             2
                                        ----           ----           ----         -----        ------
                                           1             (2)            --             1            --
                                        ----           ----           ----         -----        ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES.......................        20             26             (1)           --            45
  Interest expense--
     External (net of interest
       capitalized)...............        (2)             1             35            --            34
     Affiliated companies (net of
       interest income)...........        43             (3)           (40)           --            --
  Income tax expense (benefit)....        (6)             8             13           (12)            3
  Minority interest...............        --              2             --            --             2
                                        ----           ----           ----         -----        ------
                                         (15)            18             (9)           12             6
  Equity in net income (loss) from
     affiliated companies.........        12              1             15           (28)           --
                                        ----           ----           ----         -----        ------
NET INCOME (LOSS).................      $ (3)          $ 19           $  6         $ (16)       $    6
                                        ====           ====           ====         =====        ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)


                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                                    ---------------------------------------------------------------------
                                                                  TENNECO INC.
                                      GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                    SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                    ------------   ------------   ------------   ---------   ------------
                                                                  (MILLIONS)


REVENUES
  Net sales and operating
     revenues--
     External.....................      $497           $599           $ --         $  --        $1,096
     Affiliated companies.........        19            121             --          (140)           --
                                        ----           ----           ----         -----        ------
                                         516            720             --          (140)        1,096
                                        ----           ----           ----         -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....       419            610             --          (140)          889
  Engineering, research, and
     development..................         8             14             --            --            22
  Selling, general, and
     administrative...............        47             49             --            --            96
  Depreciation and amortization of
     other intangibles............        17             27             --            --            44
                                        ----           ----           ----         -----        ------
                                         491            700             --          (140)        1,051
                                        ----           ----           ----         -----        ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.....        --             (1)            --            --            (1)
  Other income (loss).............        12             (7)            --             1             6
                                        ----           ----           ----         -----        ------
                                          12             (8)            --             1             5
                                        ----           ----           ----         -----        ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES.......................        37             12             --             1            50
  Interest expense--
     External (net of interest
       capitalized)...............        (1)             1             33            --            33
     Affiliated companies (net of
       interest income)...........        31             (2)           (29)           --            --
  Income tax expense (benefit)....        14            (10)            (2)            5             7
  Minority interest...............        --             --             --            --            --
                                        ----           ----           ----         -----        ------
                                          (7)            23             (2)           (4)           10
  Equity in net income (loss) from
     affiliated companies.........        28             --             12           (40)           --
                                        ----           ----           ----         -----        ------
NET INCOME (LOSS).................      $ 21           $ 23           $ 10         $ (44)       $   10
                                        ====           ====           ====         =====        ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)


                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                    ---------------------------------------------------------------------
                                                                  TENNECO INC.
                                      GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                    SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                    ------------   ------------   ------------   ---------   ------------
                                                                  (MILLIONS)


REVENUES
  Net sales and operating
     revenues--
     External.....................     $1,438         $2,038          $  --        $  --        $3,476
     Affiliated companies.........         66            360             --         (426)           --
                                       ------         ------          -----        -----        ------
                                        1,504          2,398             --         (426)        3,476
                                       ------         ------          -----        -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....      1,212          2,032             --         (425)        2,819
  Engineering, research, and
     development..................         25             43             --           --            68
  Selling, general, and
     administrative...............        125            162              3           --           290
  Depreciation and amortization of
     other intangibles............         52             84             --           --           136
                                       ------         ------          -----        -----        ------
                                        1,414          2,321              3         (425)        3,313
                                       ------         ------          -----        -----        ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.....         --             (4)            --           --            (4)
  Other income (loss).............          6             (5)            --           --             1
                                       ------         ------          -----        -----        ------
                                            6             (9)            --           --            (3)
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES.......................         96             68             (3)          (1)          160
  Interest expense--
     External (net of interest
       capitalized)...............         (4)             3            102           --           101
     Affiliated companies (net of
       interest income)...........        121             (9)          (112)          --            --
  Income tax expense (benefit)....         --             19             39          (40)           18
  Minority interest...............         --              4             --           --             4
                                       ------         ------          -----        -----        ------
                                          (21)            51            (32)          39            37
  Equity in net income (loss) from
     affiliated companies.........         38              1             69         (108)           --
                                       ------         ------          -----        -----        ------
NET INCOME (LOSS).................     $   17         $   52          $  37        $ (69)       $   37
                                       ======         ======          =====        =====        ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)



                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                     -----------------------------------------------------------------
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
                                        ======        ======         ====        =====       ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                                  BALANCE SHEET



                                                             SEPTEMBER 30, 2006
                                     -----------------------------------------------------------------
                                                                 TENNECO INC.
                                       GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                     SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                     ------------  ------------  ------------  ---------  ------------
                                                                 (MILLIONS)


               ASSETS
Current assets:
  Cash and cash equivalents........     $    1        $  115        $   --      $     --     $  116
  Receivables, net.................        320           789            25          (493)       641
  Inventories......................        128           291            --            --        419
  Deferred income taxes............         33            12             3            (2)        46
  Prepayments and other............         25           114            --            --        139
                                        ------        ------        ------      --------     ------
                                           507         1,321            28          (495)     1,361
                                        ------        ------        ------      --------     ------
Other assets:
  Investment in affiliated
     companies.....................        467            --         1,104        (1,571)        --
  Notes and advances receivable
     from affiliates...............      3,375           206         4,962        (8,543)        --
  Long-term notes receivable, net..          2            25            --            --         27
  Goodwill.........................        136            65            --            --        201
  Intangibles, net.................         12            20            --            --         32
  Deferred income taxes............        264            53           197          (197)       317
  Other............................         37            69            29            --        135
                                        ------        ------        ------      --------     ------
                                         4,293           438         6,292       (10,311)       712
                                        ------        ------        ------      --------     ------
Plant, property, and equipment, at
  cost.............................        950         1,627            --            --      2,577
  Less--Reserves for depreciation
     and amortization..............        608           889            --            --      1,497
                                        ------        ------        ------      --------     ------
                                           342           738            --            --      1,080
                                        ------        ------        ------      --------     ------
                                        $5,142        $2,497        $6,320      $(10,806)    $3,153
                                        ======        ======        ======      ========     ======
          LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including
     current maturities of long-
     term debt)
     Short-term debt--non-
       affiliated..................     $   --        $   22        $   29      $     --     $   51
     Short-term debt--affiliated...        133           268            10          (411)        --
  Trade payables...................        221           588            --           (79)       730
  Accrued taxes....................        161            24            --          (133)        52
  Other............................        126           115            34            (3)       272
                                        ------        ------        ------      --------     ------
                                           641         1,017            73          (626)     1,105
Long-term debt--non-affiliated.....         --            11         1,341            --      1,352
Long-term debt--affiliated.........      3,806            56         4,681        (8,543)        --
Deferred income taxes..............        104            76            --           (96)        84
Postretirement benefits and other
  liabilities......................        261            90             6             7        364
Commitments and contingencies
Minority interest..................         --            28            --            --         28
Shareholder's equity...............        330         1,219           219        (1,548)       220
                                        ------        ------        ------      --------     ------
                                        $5,142        $2,497        $6,320      $(10,806)    $3,153
                                        ======        ======        ======      ========     ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                                  BALANCE SHEET



                                                             DECEMBER 31, 2005
                                     -----------------------------------------------------------------
                                                                 TENNECO INC.
                                       GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                     SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                     ------------  ------------  ------------  ---------  ------------
                                                                 (MILLIONS)


               ASSETS
Current assets:
  Cash and cash equivalents........     $   31        $  110        $   --      $     --     $  141
  Receivables, net.................        203           675            30          (365)       543
  Inventories......................        109           251            --            --        360
  Deferred income taxes............         35             7             1            --         43
  Prepayments and other............         14            96            --            --        110
                                        ------        ------        ------      --------     ------
                                           392         1,139            31          (365)     1,197
                                        ------        ------        ------      --------     ------
Other assets:
  Investment in affiliated
     companies.....................        436            --         1,032        (1,468)        --
  Notes and advances receivable
     from affiliates...............      3,235           139         4,785        (8,159)        --
  Long-term notes receivable, net..          2            21            --            --         23
  Goodwill.........................        135            65            --            --        200
  Intangibles, net.................         14            16            --            --         30
  Deferred income taxes............        247            60           176          (176)       307
  Other............................         37            71            32            --        140
                                        ------        ------        ------      --------     ------
                                         4,106           372         6,025        (9,803)       700
                                        ------        ------        ------      --------     ------
Plant, property, and equipment, at
  cost.............................        921         1,507            --            --      2,428
  Less--Reserves for depreciation
     and amortization..............        593           792            --            --      1,385
                                        ------        ------        ------      --------     ------
                                           328           715            --            --      1,043
                                        ------        ------        ------      --------     ------
                                        $4,826        $2,226        $6,056      $(10,168)    $2,940
                                        ======        ======        ======      ========     ======
          LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including
     current maturities of long-
     term debt)
     Short-term debt--non-
       affiliated..................     $   --        $   22        $   --      $     --     $   22
     Short-term debt--affiliated...        128           124            10          (262)        --
  Trade payables...................        219           526            --           (94)       651
  Accrued taxes....................        (29)           22            38            --         31
  Other............................        132           113            38            (8)       275
                                        ------        ------        ------      --------     ------
                                           450           807            86          (364)       979
Long-term debt--non-affiliated.....         --            12         1,344            --      1,356
Long-term debt--affiliated.........      3,541           126         4,492        (8,159)        --
Deferred income taxes..............        182            80            --          (176)        86
Postretirement benefits and other
  liabilities......................        265            90             5             6        366
Commitments and contingencies
Minority interest..................         --            24            --            --         24
Shareholders' equity...............        388         1,087           129        (1,475)       129
                                        ------        ------        ------      --------     ------
                                        $4,826        $2,226        $6,056      $(10,168)    $2,940
                                        ======        ======        ======      ========     ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                             STATEMENT OF CASH FLOWS



                                                    THREE MONTHS ENDED SEPTEMBER 30, 2006
                                      -----------------------------------------------------------------
                                                                  TENNECO INC.
                                        GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                      SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                      ------------  ------------  ------------  ---------  ------------
                                                                  (MILLIONS)


OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............      $(106)        $ 184         $(75)        $--         $  3
                                          -----         -----         ----         ---         ----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets............................         --             4           --          --            4
Expenditures for plant, property,
  and equipment.....................        (15)          (28)          --          --          (43)
Expenditures for software related
  intangible assets.................         (2)           (1)          --          --           (3)
Acquisition of businesses...........         --            --           --          --           --
Investments and other...............          1            (3)          --          --           (2)
                                          -----         -----         ----         ---         ----
Net cash used by investing
  activities........................        (16)          (28)          --          --          (44)
                                          -----         -----         ----         ---         ----
FINANCING ACTIVITIES
Issuance of common shares...........         --            --            3          --            3
Issuance of long-term debt..........         --            --           --          --           --
Retirement of long-term debt........         --            (1)          --          --           (1)
Net increase (decrease) in short-
  term debt excluding current
  maturities of long-term debt......         --             3           29          --           32
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........        111          (154)          43          --           --
Other...............................         --            --           --          --           --
                                          -----         -----         ----         ---         ----
Net cash provided (used) by
  financing activities..............        111          (152)          75          --           34
                                          -----         -----         ----         ---         ----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................         --            --           --          --           --
                                          -----         -----         ----         ---         ----
Increase (decrease) in cash and cash
  equivalents.......................        (11)            4           --          --           (7)
Cash and cash equivalents, July 1...         12           111           --          --          123
                                          -----         -----         ----         ---         ----
Cash and cash equivalents, September
  30 (Note).........................      $   1         $ 115         $ --         $--         $116
                                          =====         =====         ====         ===         ====




NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                             STATEMENT OF CASH FLOWS



                                                    THREE MONTHS ENDED SEPTEMBER 30, 2005
                                      -----------------------------------------------------------------
                                                                  TENNECO INC.
                                        GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                      SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                      ------------  ------------  ------------  ---------  ------------
                                                                  (MILLIONS)


OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............      $  46         $  52         $(60)        $--         $ 38
                                          -----         -----         ----         ---         ----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets............................          1            --           --          --            1
Expenditures for plant, property,
  and equipment.....................        (14)          (23)          --          --          (37)
Expenditures for software related
  intangible assets.................         (3)           (2)          --          --           (5)
Acquisition of business.............         --            --           --          --           --
Investments and other...............         --            (1)          --          --           (1)
                                          -----         -----         ----         ---         ----
Net cash used by investing
  activities........................        (16)          (26)          --          --          (42)
                                          -----         -----         ----         ---         ----
FINANCING ACTIVITIES
Issuance of common shares...........         --            --            2          --            2
Issuance of long-term debt..........         --             1           --          --            1
Retirement of long-term debt........         --            --           (1)         --           (1)
Net increase (decrease) in short-
  term debt excluding current
  maturities of long-term debt......        169          (169)          22          --           22
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........       (199)          162           37          --           --
Other...............................         --             1           --          --            1
                                          -----         -----         ----         ---         ----
Net cash provided (used) by
  financing activities..............        (30)           (5)          60          --           25
                                          -----         -----         ----         ---         ----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................         --             2           --          --            2
                                          -----         -----         ----         ---         ----
Increase (decrease) in cash and cash
  equivalents.......................         --            23           --          --           23
Cash and cash equivalents, July 1...         --            66           --          --           66
                                          -----         -----         ----         ---         ----
Cash and cash equivalents, September
  30 (Note).........................      $  --         $  89         $ --         $--         $ 89
                                          =====         =====         ====         ===         ====




NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                             STATEMENT OF CASH FLOWS



                                                     NINE MONTHS ENDED SEPTEMBER 30, 2006
                                      -----------------------------------------------------------------
                                                                  TENNECO INC.
                                        GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                      SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                      ------------  ------------  ------------  ---------  ------------
                                                                  (MILLIONS)


OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............      $ 82          $ 191         $(213)       $--         $  60
                                          ----          -----         -----        ---         -----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets............................        --              6            --         --             6
Expenditures for plant, property,
  and equipment.....................       (60)           (70)           --         --          (130)
Expenditures for software related
  intangible assets.................        (6)            (3)           --         --            (9)
Acquisition of businesses...........        --             --            --         --            --
Investments and other...............         1             (2)           --         --            (1)
                                          ----          -----         -----        ---         -----
Net cash used by investing
  activities........................       (65)           (69)           --         --          (134)
                                          ----          -----         -----        ---         -----
FINANCING ACTIVITIES
Issuance of common shares...........        --             --            13         --            13
Issuance of long-term debt..........        --             --            --         --            --
Retirement of long-term debt........        --             (2)           (1)        --            (3)
Net increase (decrease) in short-
  term debt excluding current
  maturities of long-term debt......        --             --            29         --            29
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........       (47)          (125)          172         --            --
Other...............................        --              2            --         --             2
                                          ----          -----         -----        ---         -----
Net cash provided (used) by
  financing activities..............       (47)          (125)          213         --            41
                                          ----          -----         -----        ---         -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................        --              8            --         --             8
                                          ----          -----         -----        ---         -----
Increase (decrease) in cash and cash
  equivalents.......................       (30)             5            --         --           (25)
Cash and cash equivalents, January
  1.................................        31            110            --         --           141
                                          ----          -----         -----        ---         -----
Cash and cash equivalents, September
  30 (Note).........................      $  1          $ 115         $  --        $--         $ 116
                                          ====          =====         =====        ===         =====




NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                             STATEMENT OF CASH FLOWS



                                                     NINE MONTHS ENDED SEPTEMBER 30, 2005
                                      -----------------------------------------------------------------
                                                                  TENNECO INC.
                                        GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                      SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                      ------------  ------------  ------------  ---------  ------------
                                                                  (MILLIONS)


OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............      $  55         $ 92          $(173)       $--         $ (26)
                                          -----         ----          -----        ---         -----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets............................          3            1             --         --             4
Expenditures for plant, property,
  and equipment.....................        (37)         (63)            --         --          (100)
Expenditures for software related
  intangible assets.................         (5)          (7)            --         --           (12)
Acquisition of business.............         --          (11)            --         --           (11)
Investments and other...............          3           (2)            --         --             1
                                          -----         ----          -----        ---         -----
Net cash used by investing
  activities........................        (36)         (82)            --         --          (118)
                                          -----         ----          -----        ---         -----
FINANCING ACTIVITIES
Issuance of common shares...........         --           --              6         --             6
Issuance of long-term debt..........         --            1             --         --             1
Retirement of long-term debt........         --           (2)           (41)        --           (43)
Net increase (decrease) in short-
  term debt excluding current
  maturities of long-term debt......         --            1             55         --            56
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........       (159)           6            153         --            --
Other...............................         --            1             --         --             1
                                          -----         ----          -----        ---         -----
Net cash provided (used) by
  financing activities..............       (159)           7            173         --            21
                                          -----         ----          -----        ---         -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................         --           (2)            --         --            (2)
                                          -----         ----          -----        ---         -----
Increase (decrease) in cash and cash
  equivalents.......................       (140)          15             --         --          (125)
Cash and cash equivalents, January
  1.................................        140           74             --         --           214
                                          -----         ----          -----        ---         -----
Cash and cash equivalents, September
  30 (Note).........................      $  --         $ 89          $  --        $--         $  89
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

     Factors that are critical to our success include winning new business awards, managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes, fixing or eliminating unprofitable businesses and reducing overall costs. In addition, our ability to adapt to key industry trends, such as the consolidation of OE customers, a shift in consumer preferences to other vehicles in response to higher fuel costs and other economic and social factors, increasing technologically sophisticated content, changing aftermarket distribution channels, increasing environmental standards and extended product life of automotive parts, also play a critical role in our success. Other factors that are critical to our success include adjusting to environmental and economic challenges such as increases in the cost of raw materials and our ability to successfully reduce the impact of any such cost increases through material substitutions, cost reduction initiatives and other methods.

     We have a substantial amount of indebtedness. As such, our ability to generate cash--both to fund operations and service our debt--is also a significant area of focus for our company. See "Liquidity and Capital Resources" below for further discussion of cash flows.

     Total revenues for the third quarter of 2006 were $1,122 million, a two percent increase over 2005. Excluding the impact of currency and substrate sales, which typically carry lower margins, revenue was $886 million versus $930 million a year ago. The decrease was primarily the result of OE production volume declines of light trucks and SUVs in North America. Gross margin for the third quarter of 2006 was 17.5 percent, down from 18.9 percent in 2005. The growth in substrate sales in Europe, driven by more diesel aftertreatment and hot-end exhaust business, diluted gross margin. In addition, European manufacturing productivity improvements and global cost reduction efforts were more than offset by significant OE volume declines in North America, higher steel costs, and higher restructuring costs. Selling, general, administrative and engineering expenses for the third quarter of 2006 were 9.4 percent of revenues, as compared to 10.8 percent of revenues for the same period last year. Aggressive efforts to reduce costs globally, including tight discretionary spending controls, drove the improvement.

     Earnings before interest, taxes and minority interest ("EBIT") was $45 million for the third quarter of 2006, down from $50 million a year ago. Restructuring and restructuring-related expenses in the third quarter of 2006, before taxes, were $7 million compared to $2 million in the same period last year.

     Total revenues for the first nine months of 2006 were $3,476 million, a three percent increase over the $3,377 million reported for the same period last year. Excluding the impact of currency and substrate sales, revenue was down $39 million, or one percent, driven by declines in North American OE production of light trucks and SUVs. Gross margin for the first nine months of 2006 was 18.9 percent compared to 19.5 percent in the same 2005 period. The change is primarily attributable to significant OE volume declines in North America, higher restructuring and material costs and a shift in the mix of our OE emission control business in Europe toward more hot-end exhaust and diesel aftertreatment business, which contains more substrate content that carries lower margins. This was partially offset by improved manufacturing efficiencies, particularly in our European OE businesses. Selling, general, administrative and engineering expense was 10.3 percent of revenues for the first nine months of 2006 compared to 10.4 percent in 2005. EBIT for the first nine months of 2006 was $160 million, compared to

$177 million in the 2005 period. The change was primarily due to higher restructuring and restructuring-related expenses and aftermarket customer changeover costs.

     In July 2005, we announced changes in the structure of our organization which changed the components of our reportable segments. The European segment now includes our Indian (as well as South American) operations. The Asia Pacific segment includes our other Asian and Australian operations. While this had no impact on our consolidated results, it changed our segment results. These changes in segment reporting have been reflected in this Management's Discussion and Analysis, and the accompanying consolidated financial statements, for all periods presented.

     In December 2005, we completed the acquisition of the minority interest of the joint venture partner for our Indian ride control operations. We purchased the minority owned interest for approximately $5 million in cash and property.

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the third quarter of 2006 and 2005. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. Additionally, "substrate" catalytic converter and diesel particulate filter sales include precious metals pricing, which may be volatile. These substrate sales occur when, at the direction of our OE customers, we purchase catalytic converters and diesel particulate filter components from suppliers, use them in our manufacturing process, and sell them as part of the completed system. While, generally, our original equipment customers assume the risk of this volatility, it impacts our reported revenues. Excluding "substrate" catalytic converter and diesel particulate filters sales removes this impact. We have not reflected any currency impact in the 2005 table since this is the base period for measuring the effects of currency during 2006 on our operations. We use this information to analyze the trend in our revenues before these factors. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.



                                                   THREE MONTHS ENDED SEPTEMBER 30, 2006
                                        ----------------------------------------------------------
                                                                          SUBSTRATE     REVENUES
                                                                            SALES       EXCLUDING
                                                               REVENUES   EXCLUDING   CURRENCY AND
                                                   CURRENCY   EXCLUDING    CURRENCY     SUBSTRATE
                                        REVENUES    IMPACT     CURRENCY     IMPACT        SALES
                                        --------   --------   ---------   ---------   ------------
                                                                (MILLIONS)


North America Original Equipment
  Ride Control........................   $  109       $--       $  109       $ --         $109
  Emission Control....................      198         1          197         54          143
                                         ------       ---       ------       ----         ----
     Total North America Original
       Equipment......................      307         1          306         54          252
North America Aftermarket
  Ride Control........................       91        --           91         --           91
  Emission Control....................       44                     44                      44
                                         ------       ---       ------       ----         ----
     Total North America Aftermarket..      135                    135                     135
       Total North America............      442         1          441         54          387
Europe Original Equipment
  Ride Control........................       87         2           85         --           85
  Emission Control....................      306        12          294        124          170
                                         ------       ---       ------       ----         ----
     Total Europe Original Equipment..      393        14          379        124          255
Europe Aftermarket
  Ride Control........................       48         1           47         --           47
  Emission Control....................       58         3           55                      55
                                         ------       ---       ------       ----         ----
     Total Europe Aftermarket.........      106         4          102                     102
South America & India.................       70         3           67          9           58
     Total Europe, South America &
       India..........................      569        21          548        133          415
Asia..................................       66        --           66         23           43
Australia.............................       45        (1)          46          5           41
                                         ------       ---       ------       ----         ----
     Total Asia Pacific...............      111        (1)         112         28           84
                                         ------       ---       ------       ----         ----
Total Tenneco.........................   $1,122       $21       $1,101       $215         $886
                                         ======       ===       ======       ====         ====


                                                    THREE MONTHS ENDED SEPTEMBER 30, 2005
                                         ----------------------------------------------------------
                                                                                         REVENUES
                                                                                         EXCLUDING
                                                                REVENUES               CURRENCY AND
                                                    CURRENCY   EXCLUDING   SUBSTRATE     SUBSTRATE
                                         REVENUES    IMPACT     CURRENCY     SALES         SALES
                                         --------   --------   ---------   ---------   ------------
                                                                 (MILLIONS)


North America Original Equipment
  Ride Control.........................   $  120       $--       $  120       $ --         $120
  Emission Control.....................      249        --          249         69          180
                                          ------       ---       ------       ----         ----
     Total North America Original
       Equipment.......................      369        --          369         69          300
North America Aftermarket
  Ride Control.........................       90        --           90         --           90
  Emission Control.....................       43        --           43         --           43
                                          ------       ---       ------       ----         ----
     Total North America Aftermarket...      133                    133         --          133
       Total North America.............      502                    502         69          433
Europe Original Equipment
  Ride Control.........................       84        --           84         --           84
  Emission Control.....................      257        --          257         77          180
                                          ------       ---       ------       ----         ----
     Total Europe Original Equipment...      341                    341         77          264
Europe Aftermarket
  Ride Control.........................       46        --           46         --           46
  Emission Control.....................       51        --           51         --           51
                                          ------       ---       ------       ----         ----
     Total Europe Aftermarket..........       97        --           97         --           97
South America & India..................       62        --           62          5           57
       Total Europe, South America &
          India........................      500        --          500         82          418
Asia...................................       38        --           38         10           28
Australia..............................       56        --           56          5           51
                                          ------       ---       ------       ----         ----
       Total Asia Pacific..............       94                     94         15           79
                                          ------       ---       ------       ----         ----
Total Tenneco..........................   $1,096       $--       $1,096       $166         $930
                                          ======       ===       ======       ====         ====



     Revenues from our North American operations decreased $60 million in the third quarter of 2006 compared to the same period last year. Higher sales from the aftermarket business were more than offset by lower total North American OE revenues. North American OE emission control revenues were down $51 million in the third quarter of 2006. This decline was primarily due to the impact from lower OE production of light trucks and SUVs, on key platforms like the Dodge Ram and Ford F-150 pick-up trucks and GM's Trailblazer/Envoy vehicles, three of Tenneco's top ten largest OE platforms. The timing on the transition of Tenneco's emission control business on one of GM's largest light truck platforms also negatively impacted revenue. North American OE ride control revenues for the third quarter of 2006 were down $11 million from the prior year. Increased heavy duty and commercial volumes partially offset reduced light vehicle sales. Our total North American OE revenues, excluding substrate sales and currency, decreased 16 percent in the third quarter of 2006 compared to third quarter of 2005. North American light vehicle production decreased eight percent with a 16 percent decline in light truck and SUV production being partially offset by a 3% production increase in passenger cars. Aftermarket revenues for North America were $135 million in the third quarter of 2006, an increase of $2 million compared to the prior year, driven by sales to new customers and price increases in both product lines which more than offset lower unit volumes. Aftermarket ride control revenues grew to $91 million in the third quarter of 2006, up one percent from the same period last year. Aftermarket emission control revenues increased four percent in the third quarter of 2006 to $44 million, as compared to $43 million in 2005.

     Our European, South American and Indian segment's revenues increased $69 million, or 14 percent, in the third quarter of 2006 compared to last year. Total European light vehicle production was flat for the third quarter of 2006 compared to the third quarter of 2005. Europe OE emission control revenues of $306 million in the third quarter of 2006 were up 19 percent as compared to the third quarter of 2005. Excluding a $47 million increase in substrate sales and $12 million due to the impact of currency, Europe OE emission control revenues decreased six percent over 2005, due to lower volumes on older models like the VW Sharan, Peugeot 307, Citroen C5 and VW LT2. In addition, BMW Mini volumes were down due to a delay in the model's launch and production volumes were cut on certain other models. Helping to offset some of the overall volume decline was the BMW 3 Series as it reached its full production run rate, the launch of a new Ford platform that includes the Volvo S80 and S-MAX models, as well as strong demand from the Nissan Pathfinder, the Mercedes E-Class, VW's T5 van and the Ford Focus. Europe OE ride control revenues of $87 million in the third quarter of 2006 were up four percent year-over-year. Excluding currency, revenues increased by one percent in the 2006 third quarter due to higher revenues on models like the Ford Fiesta, Audi A6 with our electronic shock technology, the Mazda 5 and the new DaimlerChrysler Sprinter. European aftermarket revenues increased $9 million in the third quarter of 2006 compared to last year. When adjusted for currency, aftermarket revenues were up $5 million or five percent. Excluding the $4 million impact of currency, ride control aftermarket revenues were up one percent and emission control aftermarket revenues were up eight percent on improved pricing, exhaust market share gains and the introduction of new diesel particulate filter business. South American and Indian revenues were $70 million during the third quarter of 2006, compared with $62 million in the prior year. Stronger OE and aftermarket sales and currency appreciation drove this increase in South America.

     Revenues from our Asia Pacific segment, which includes Australia and Asia, increased $17 million to $111 million in the third quarter of 2006 compared to the same period last year. Excluding the impact of substrate sales and currency, revenues increased to $84 million from $79 million in the prior year. Asian revenues for the third quarter of 2006 were $66 million, up 76 percent from last year. This increase was primarily due to higher OE sales in China driven by new launches and higher emission control volumes on key General Motors and VW platforms. Third quarter revenues for Australia fell 20 percent to $45 million. Currency had an unfavorable impact of $1 million on Australian revenue, but the industry wide OE production decline of 18 percent had the most significant impact on Australia's revenue decline.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST ("EBIT")


                                                                  THREE
                                                                  MONTHS
                                                                  ENDED
                                                                SEPTEMBER
                                                                   30,
                                                               -----------
                                                               2006   2005   CHANGE
                                                               ----   ----   ------
                                                                    (MILLIONS)


North America................................................   $16    $37    $(21)
Europe, South America & India................................    24      9      15
Asia Pacific.................................................     5      4       1
                                                                ---    ---    ----
                                                                $45    $50    $ (5)
                                                                ===    ===    ====


     The EBIT results shown in the preceding table include the following items, discussed below under "Restructuring and Other Charges" which have an effect on the comparability of EBIT results between periods:


                                                                     THREE MONTHS
                                                                        ENDED
                                                                    SEPTEMBER 30,
                                                                    -------------
                                                                    2006     2005
                                                                    ----     ----
                                                                      (MILLIONS)


North America
  Restructuring and restructuring-related expenses................   $3       $--
Europe, South America & India
  Restructuring and restructuring-related expenses................    2         2
Asia Pacific
  Restructuring and restructuring-related expenses................    2        --


     EBIT for North American operations decreased to $16 million in the third quarter of 2006, from $37 million one year ago. Lower volumes on key OE exhaust platforms negatively impacted operations by $15 million. Higher OE price concessions and increased material and warranty costs also negatively impacted EBIT. These decreases were partially offset by lower selling, general, administrative and engineering expenses and efforts to adjust operations to match the lower customer demand. Included in North America's third quarter 2006 EBIT was $3 million in restructuring and restructuring-related expenses.

     Our European, South American and Indian segment's EBIT was $24 million for the third quarter of 2006 compared to $9 million during the same period last year. Stronger aftermarket sales, improved European OE manufacturing efficiencies, particularly in our exhaust operations, and reduced selling, general, and administrative and engineering expense drove the improvement. These increases were partially offset by price concessions and higher material costs. South America and India benefited from higher revenue. Restructuring and restructuring-related expenses of $2 million were included in third quarter EBIT for both periods.

     EBIT for our Asia Pacific segment in the third quarter of 2006 was $5 million compared to $4 million in the third quarter of 2005. Stronger OE production and new platform launches in China were partially offset by higher warranty costs and lower sales in Australia. Included in the third quarter of 2006's EBIT was $2 million in restructuring and restructuring-related expenses.

     Currency had a $3 million favorable impact on overall company EBIT for the three months ended September 30, 2006, as compared to the prior year.

EBIT AS A PERCENTAGE OF REVENUE


                                                                     THREE MONTHS
                                                                        ENDED
                                                                    SEPTEMBER 30,
                                                                    -------------
                                                                    2006     2005
                                                                    ----     ----


North America.....................................................   4%       7%
Europe, South America & India.....................................   4%       2%
Asia Pacific......................................................   5%       4%
  Total Tenneco...................................................   4%       5%


     In North America, EBIT as a percentage of revenue for the third quarter of 2006 was three percentage points less than last year. OE volume declines and higher material costs, as well as an increase in warranty costs in the quarter more than offset selling, general, administrative and engineering expense reductions, manufacturing efficiency improvements and the company's efforts to adjust operations to match lower customer demand. In addition, during the third quarter of 2006, North American results included higher restructuring and restructuring related charges. In Europe, South America and India, EBIT margin for the third quarter of 2006 was two percentage points higher compared to the prior year. Improved European OE manufacturing efficiencies, primarily related to our exhaust operations, and reduced selling, administrative, and engineering costs drove the improvement. EBIT as a percentage of revenue for our Asia Pacific segment increased one percentage point in the third quarter of 2006 versus the prior year. In Asia, stronger OE production and new platform launches offset lower Australia volumes and higher restructuring and warranty costs.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $34 million in the third quarter of 2006 compared to $33 million in the prior year. This increase is primarily due to the impact of higher LIBOR rates on the variable interest rate portion of our debt.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2005 resulted in lower interest expense of approximately $2 million for the year. Based upon the LIBOR rate as determined under these agreements of 5.61 percent (which is in effect until January 15, 2007) the inclusion of these swaps in our financial results is expected to add $1 million to our 2006 annual interest expense. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. As of September 30, 2006, the fair value of the interest rate swaps was a liability of approximately $7 million which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities.

INCOME TAXES

     We had income tax expense of $3 million in the third quarter of 2006. The effective tax rate for the third quarter of 2006 was 33 percent. Income tax expense was $7 million in the third quarter of 2005. The effective tax rate for the third quarter of 2005 was 40 percent.

EARNINGS PER SHARE

     We reported net income of $6 million or $0.12 per diluted common share for the third quarter of 2006, as compared to net income of $10 million or $0.23 per diluted common share for the third quarter of 2005. Included in the results for the third quarter of 2006 were negative impacts from expenses related to our restructuring activities. The net impact of these items decreased earnings per diluted share by $0.10. Included in the results for the third quarter of 2005 were negative impacts from expenses related to our restructuring activities. The net impact of these items decreased earnings per diluted share by $0.04. Please read the Notes to the consolidated financial statements for more detailed information on earnings per share.

RESULTS FROM OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the first nine months of 2006 and 2005, including the same reconciliations as are presented above for the third quarter of 2006 and 2005. See "Results from Operations for the Three Months Ended September 30, 2006 and 2005" for a description of why we present, and how we use, these reconciliations.


                                                   NINE MONTHS ENDED SEPTEMBER 30, 2006
                                        ----------------------------------------------------------
                                                                          SUBSTRATE     REVENUES
                                                                            SALES       EXCLUDING
                                                               REVENUES   EXCLUDING   CURRENCY AND
                                                   CURRENCY   EXCLUDING    CURRENCY     SUBSTRATE
                                        REVENUES    IMPACT     CURRENCY     IMPACT        SALES
                                        --------   --------   ---------   ---------   ------------
                                                                (MILLIONS)


North America Original Equipment
  Ride Control........................   $  371       $--       $  371       $ --        $  371
  Emission Control....................      677         6          671        181           490
                                         ------       ---       ------       ----        ------
     Total North America Original
       Equipment......................    1,048         6        1,042        181           861
North America Aftermarket
  Ride Control........................      304        --          304         --           304
  Emission Control....................      129        --          129         --           129
                                         ------       ---       ------       ----        ------
     Total North America Aftermarket..      433        --          433         --           433
       Total North America............    1,481         6        1,475        181         1,294
Europe Original Equipment
  Ride Control........................      280         1          279         --           279
  Emission Control....................      912                    912        352           560
                                         ------       ---       ------       ----        ------
     Total Europe Original Equipment..    1,192         1        1,191        352           839
Europe Aftermarket
  Ride Control........................      138                    138         --           138
  Emission Control....................      161                    161         --           161
                                         ------       ---       ------       ----        ------
       Total Europe Aftermarket.......      299                    299         --           299
South America & India.................      201        13          188         24           164
       Total Europe, South America &
          India.......................    1,692        14        1,678        376         1,302
Asia..................................      174        --          174         59           115
Australia.............................      129        (4)         133         14           119
                                         ------       ---       ------       ----        ------
       Total Asia Pacific.............      303        (4)         307         73           234
                                         ------       ---       ------       ----        ------
Total Tenneco.........................   $3,476       $16       $3,460       $630        $2,830
                                         ======       ===       ======       ====        ======


                                                    NINE MONTHS ENDED SEPTEMBER 30, 2005
                                         ----------------------------------------------------------
                                                                                         REVENUES
                                                                                         EXCLUDING
                                                                REVENUES               CURRENCY AND
                                                    CURRENCY   EXCLUDING   SUBSTRATE     SUBSTRATE
                                         REVENUES    IMPACT     CURRENCY     SALES         SALES
                                         --------   --------   ---------   ---------   ------------
                                                                 (MILLIONS)


North America Original Equipment
  Ride Control.........................   $  378       $--       $  378       $ --        $  378
  Emissions Control....................      756        --          756        204           552
                                          ------       ---       ------       ----        ------
     Total North America Original
       Equipment.......................    1,134        --        1,134        204           930
North America Aftermarket
  Ride Control.........................      284        --          284         --           284
  Emissions Control....................      125        --          125         --           125
                                          ------       ---       ------       ----        ------
     Total North America Aftermarket...      409        --          409         --           409
       Total North America.............    1,543        --        1,543        204         1,339
Europe Original Equipment
  Ride Control.........................      291        --          291         --           291
  Emissions Control....................      813        --          813        243           570
                                          ------       ---       ------       ----        ------
     Total Europe Original Equipment...    1,104        --        1,104        243           861
Europe Aftermarket
  Ride Control.........................      134        --          134         --           134
  Emissions Control....................      154        --          154         --           154
                                          ------       ---       ------       ----        ------
     Total Europe Aftermarket..........      288        --          288         --           288
South America & India..................      172        --          172         14           158
       Total Europe, South America &
          India........................    1,564        --        1,564        257         1,307
Asia...................................      108        --          108         33            75
Australia..............................      162        --          162         14           148
                                          ------       ---       ------       ----        ------
       Total Asia Pacific..............      270        --          270         47           223
                                          ------       ---       ------       ----        ------
Total Tenneco..........................   $3,377       $--       $3,377       $508        $2,869
                                          ======       ===       ======       ====        ======



     Revenues from our North American operations decreased $62 million in the first nine months of 2006 compared to last year, reflecting OE production cuts and the timing of the GMT800/900 platform transition. Total North American OE revenues decreased eight percent to $1,048 million in the first nine months of this year. OE emission control revenues were down 10 percent in the first nine months of 2006 as compared to the prior year. Adjusted for substrate sales and currency, OE emission control sales were down 11 percent compared to the prior year. OE ride control revenues decreased two percent from the prior year. Total OE revenues, excluding substrate sales and currency, decreased eight percent in the first nine months of 2006. North American light vehicle production was down two percent compared to the first nine months a year ago with an eight percent decline in light truck and SUV production being partially offset by a seven percent production increase in passenger cars. Our revenue decline was primarily due to lower OE production of light trucks and SUVs, partially offset by higher heavy duty volumes. Aftermarket revenues for North America were $433 million in the first nine months of 2006, representing an increase of six percent compared to the same period in the prior year. Aftermarket ride control revenues increased $20 million or 7 percent in the first nine months of 2006, due to price increases and new customers. Aftermarket emission control revenues increased three percent in the first nine months of 2006 compared to 2005, mostly due to price increases.

     Our European, South American and Indian segment's revenues increased $128 million or eight percent in the first nine months of 2006 compared to last year's first nine months. Total Europe OE revenues were $1,192 million, up eight percent compared to the first nine months of last year. Total European light vehicle production increased about two percent for the first nine months of 2006 compared to the first nine months of 2005. OE emission control revenues in the first nine months increased 12 percent to $912 million from $813 million in the prior year. Excluding a $109 million increase in substrate sales, OE emissions control revenues were 10 million lower than the first nine months of 2005. OE ride control revenues in the first nine months decreased to $280 million, down four percent from $291 million a year ago. Excluding a $1 million favorable impact from currency, OE ride control revenues decreased four percent. We changed our reporting in the second quarter of 2005 for an "assembly-only" contract with a European OE ride control customer and began accounting for those revenues net of the related cost of sales. If we had reported our first quarter 2005 revenues in the same manner, they would have been lower by $15 million. European aftermarket sales were $299 million in the first nine months of this year up 4 percent compared to $288 million in last year's first nine months. In the aftermarket, ride control and emissions control revenues were up three percent and five percent, respectively, from the prior year, reflecting improved pricing, market share gains, and new diesel particulate business. Stronger volumes, pricing and currency appreciation increased South American revenues, by $25 million or 17 percent over the same period last year.

     Revenues from our Asia Pacific operations, which include Australia and Asia, increased $33 million to $303 million in the first nine months of 2006 as compared to $270 million in the first nine months of the prior year. OE volumes and substrate sales drove increased revenues of $66 million at our Asian operations. In Australia, lower OE volumes and weakening currency decreased revenues by 20 percent to $129 million.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST ("EBIT")


                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                            -----------------
                                                                      2005
                                                            2006   (MILLIONS)   CHANGE
                                                            ----   ----------   ------


North America.............................................  $ 87      $126       $(39)
Europe, South America & India.............................    66        41         25
Asia Pacific..............................................     7        10         (3)
                                                            ----      ----       ----
                                                            $160      $177       $(17)
                                                            ====      ====       ====



     The EBIT results shown in the preceding table include the following items, discussed above under "Restructuring and Other Nonrecurring Charges", which have an effect on the comparability of EBIT results between periods:


                                                                     NINE MONTHS
                                                                        ENDED
                                                                    SEPTEMBER 30,
                                                                    -------------
                                                                    2006     2005
                                                                    ----     ----
                                                                      (MILLIONS)


North America
  Restructuring and restructuring-related expenses................   $10      $ 2
  Changeover costs for a major new aftermarket customer(1)........     6       --
  Stock based compensation accounting change......................     1       --
Europe, South America & India
  Restructuring and restructuring-related expenses................     6        5
Asia Pacific
  Restructuring and restructuring-related expenses................     5       --


--------

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

     EBIT for North American operations decreased to $87 million in the first nine months of 2006, from $126 million one year ago. Lower OE exhaust volumes on key light truck and SUV platforms, unfavorable OE pricing and higher material and selling, general, administrative and engineering costs were partially offset by the impact on EBIT of higher North American aftermarket revenues. Included in North America's EBIT for the first nine months of 2006 was $10 million in restructuring and restructuring-related charges, $6 million in customer changeover costs, and $1 million in stock-based compensation expense associated with the adoption of a new accounting standard. Included in North America's EBIT for the first nine months of 2005 was $2 million in restructuring and restructuring-related costs.

     Our European, South American and Indian segment's EBIT was $66 million for the first nine months of 2006 compared to $41 million during the same period last year. Improved European OE manufacturing efficiencies, primarily related to our exhaust operations, and higher aftermarket revenues drove the increase. These increases to European EBIT were partially offset by price concessions. In addition, higher material and selling, general, administrative, and engineering costs reduced EBIT. South American pricing and volume, and favorable currency was partially offset by higher steel and other material costs. Included in Europe, South America and India's EBIT for the first nine months of 2006 was $6 million in restructuring and restructuring-related expenses. Included in Europe, South America, and India's EBIT for the first nine months of 2005 was $5 million in restructuring and restructuring-related expenses.

     EBIT for our Asia Pacific segment was $7 million in the first nine months of 2006 compared to $10 million in the first nine months of 2005. Reduced volumes, higher warranty and workers compensation costs in Australia were partially offset by improved volumes and lower selling, general, administrative and engineering expenses in Asia. Asia Pacific's EBIT for the first nine months of 2006 included $5 million in restructuring and restructuring-related expenses.

EBIT AS A PERCENTAGE OF REVENUE


                                                                     NINE MONTHS
                                                                        ENDED
                                                                      SEPTEMBER
                                                                         30,
                                                                     -----------
                                                                     2006   2005
                                                                     ----   ----


North America......................................................    6%    8%
Europe, South America & India......................................    4%    3%
Asia Pacific.......................................................    2%    4%
Total Tenneco......................................................    5%    5%


     In North America, EBIT as a percentage of revenue for the first nine months of 2006 was down two percentage points compared to the prior year. Lower volumes in OE exhaust on key light truck and SUV platforms, unfavorable OE customer pricing, and higher material and selling, general, administrative and engineering costs, were partially offset by the impact on EBIT of higher aftermarket revenues. In Europe, South America and India, EBIT margins for the first nine months of 2006 were up one percentage point compared with the same period last year. Improved European OE manufacturing efficiencies, primarily related to our exhaust operations, and higher aftermarket revenues were partially offset by customer price concessions and higher selling, general, administrative, and engineering costs. EBIT as a percentage of revenue for our Asia Pacific operations decreased to two percent in the first nine months of 2006 compared to four percent in the prior year. Lower volumes and higher material costs in Australia were partially offset by improved volumes in Asia.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $101 million for the first nine months of 2006 compared to $97 million in the prior year. This increase is primarily due to the impact of higher LIBOR rates on the variable portion of our debt. The increase was partially offset by a 25 basis point reduction in April 2006 in the interest rates on the term loan B facility and the tranche B-1 letter of credit/revolving loan facility. See more detailed explanations of our debt structure, including the prepayments and amendments to our senior credit facility in 2005, in "Liquidity and Capital Resources--Capitalization" later in this Management Discussion and Analysis.

INCOME TAXES

     Income tax expense was $18 million for the first nine months of 2006, compared to $29 million for the first nine months of 2005. The first nine months of 2006 included $3 million tax benefit primarily related to the resolution of certain tax issues with former affiliates. Including this benefit the effective tax rate for the first nine months of 2006 was 31 percent. Excluding this benefit our effective tax rate was 35 percent. The first nine months of 2005 included $1 million of tax expense, primarily related to adjusting state tax net operating loss carryforwards, partially offset by the settlement of prior year tax issues on a more favorable basis than originally anticipated. Including these adjustments the effective tax rate for the first nine months of 2005 was 36 percent. Excluding these adjustments our effective tax rate was 35 percent.

EARNINGS PER SHARE

     We reported earnings per diluted common share of $0.79 for the first nine months of 2006, compared to $1.11 per diluted share for the first nine months of 2005. Included in the results for the first nine months of 2006 were the negative impacts from expenses related to our restructuring activities, customer changeover costs and the accounting change for stock based compensation. In total, these items decreased earnings per diluted common share by $0.36. Included in the results for the first nine months of 2005 were the negative impacts from expenses related to our restructuring activities and tax expense related to the adjustment of state net operating loss carryforwards. In total, these items decreased earnings per diluted common share by $0.13. You should also read the Notes to the financial statements for more detailed information on earnings per share.

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

     In October 2004, we announced a plan to eliminate 250 salaried positions through selected layoffs and an elective early retirement program. The majority of layoffs were at middle and senior management levels. As of September 30, 2006, we have incurred $23 million in severance costs. Of this total, $7 million was recorded in cost of sales and $16 million was recorded in selling, general and administrative expense.

     In February 2006, we decided to reduce the work force at certain of our global locations as part of our ongoing effort to reduce our cost structure. We recorded a pre-tax charge of $2 million during the third quarter of 2006 and $6 million for the first nine months of 2006 for severance and other benefits related to these reductions in force, substantially all of which have been paid in cash.

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

     We incurred $7 million in restructuring and restructuring-related costs during the third quarter of 2006, of which $6 million was recorded in cost of sales and $1 million in selling, general and administrative expense. Including the costs incurred in 2002 through 2005 of $71 million, as of September 30, 2006 we have incurred a total of $92 million for activities related to our restructuring initiatives.

     Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we were allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives over the 2002 to 2006 time period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. In February 2005, our senior credit facility was amended to exclude all remaining cash charges and expenses related to restructuring initiatives started on or before February 24, 2005. As of September 30, 2006, we have excluded $63 million in allowable charges relating to restructuring initiatives previously started.

     Under our amended facility, we are allowed to exclude up to an additional $60 million of cash charges and expenses, before taxes, related to restructuring activities initiated after February 24, 2005 from the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2006, we have excluded $27 million in allowable charges relating to restructuring initiatives against the $60 million available under the terms of the February 2005 amendment to the senior credit facility.

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

Revenue Recognition

     We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters or components thereof and diesel particulate filters including precious metals ("substrates") on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and "passed through" to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $630 million and $508 million for the first nine months of 2006 and 2005, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns.

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

Long-Term Receivables

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At September 30, 2006, we had approximately $20 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels. We have not experienced any material losses on arrangements where we have a contractual guarantee of reimbursement from our customers.

Income Taxes

     We have a U.S. Federal tax net operating loss ("NOL") carryforward at September 30, 2006, of $588 million, which will expire in varying amounts from 2018 to 2025. The federal tax effect of that NOL is $206 million, and is recorded as a deferred tax asset on our balance sheet at September 30, 2006. We also have state NOL carryforwards at September 30, 2006 of $627 million, which will expire in varying amounts from 2006 to 2025. The tax effect of the state NOL is $28 million, net of a valuation allowance, and is recorded as a deferred tax asset on our balance sheet at September 30, 2006. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize these NOLs within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and the implementation of available tax planning strategies that accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

Stock-Based Compensation

     Prior to January 1, 2006, we utilized the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Using the modified prospective application method, effective January 1, 2006, we account for our stock-based compensation plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" which requires a fair value method of accounting for compensation costs related to our stock-based compensation plans. Under the fair value method recognition provision of the statement, a share-based payment is measured at the grant date based upon the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards requires judgment in estimating employee and market behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. Under APB No. 25, for the nine months ended September 30, 2005, we estimated that the pro forma net income impact under SFAS No. 123(R) would have been approximately $2 million or $0.04 per diluted share. For the nine months ended September 30, 2006, the results of adopting SFAS No. 123(R) on our results of operations including nonqualified stock options and other stock-based compensation was additional expense of approximately $2 million or $0.04 per diluted share. As of September 30, 2006, there is approximately $4 million, net of tax, of total unrecognized compensation costs related to these stock-based awards that is expected to be recognized over a weighted average period of 1.2 years.

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

     Except in the U.K., generally, our pension plans do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At September 30, 2006, all legal funding requirements had been met. Other postretirement benefit obligations, such as retiree medical, and certain foreign pension plans are not funded.

     In August 2006, we announced that we are freezing our current defined benefit plans and replacing them with additional contributions under defined contribution plans for nearly all U.S.-based salaried and non-union hourly employees effective January 1, 2007. We estimate that these changes will save about $11 million in earnings before taxes annually, starting January 1, 2007. Additionally, we will realize a one-time benefit of approximately $6 to $7 million in the fourth quarter 2006 related to curtailing the defined benefit pension plans.

CHANGES IN ACCOUNTING PRONOUNCEMENTS

     In March 2005, the FASB issued Interpretation No. ("FIN") 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. 46" (revised December
2003). The statement addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or potential VIE when specific conditions exist. The guidance was applied in the first reporting period beginning after March 3, 2005. The adoption of FSP No. FIN 46(R)-5 did not have an impact on our consolidated financial statements.

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

     In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in and enterprise's financial statements and prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years ending after December 15, 2006. We continue to evaluate the impact that the adoption of this interpretation could have on our financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material impact to our financial statements.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." Part of this Statement will be effective as of December 31, 2006, and requires companies that have defined benefit pension plans and other postretirement benefit plans to recognize the funded status of those plans on the balance sheet on a prospective basis from the effective date. The funded status of these plans is determined as of the plans' measurement dates and represents the difference between the amount of the obligations owed to participants under each plan (including the effects of future salary increases for defined benefit plans) and the fair value of each plan's assets dedicated to paying those obligations. To record the funded status of those plans, unrecognized prior service costs and net actuarial losses experienced by the plans will be recorded in the Other Comprehensive Income (OCI) section of shareholders' equity on the balance sheet. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but because we had previously recorded only a portion of the excess of obligations over plan assets in our defined benefit plans and retiree health care plans, we expect this will result in a reduction of OCI in shareholders' equity.

     In addition, SFAS No. 158 requires that companies using a measurement date for their defined benefit pension plans and other postretirement benefit plans other than their fiscal year end, change the measurement date effective for fiscal years ending after December 15, 2008. We currently use a September 30 measurement date for substantially all of our defined benefit plans and are planning to adopt this statement's measurement date change effective for calendar year 2007. We do not believe the impact of the application of this part of the statement will be material to our financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION


                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         2006           2005       % CHANGE
                                                    -------------   ------------   --------
                                                                   (MILLIONS)


Short-term debt and current maturities............      $   51         $   22         132%
Long-term debt....................................       1,352          1,356          --
                                                        ------         ------
Total debt........................................       1,403          1,378           2
                                                        ------         ------
Total minority interest...........................          28             24          17
Shareholders' equity..............................         220            129          71
                                                        ------         ------
Total capitalization..............................      $1,651         $1,531           8
                                                        ======         ======



     General. Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, as well as any outstanding borrowings on our revolving credit facilities, increased by approximately $29 million primarily related to borrowings outstanding under our credit facilities. Borrowings under our revolving credit facilities were approximately $28 million and $55 million as of September 30, 2006 and 2005, respectively. The overall decrease in long-term debt resulted from payments made on our outstanding long-term debt and capital leases in addition to our position on interest rate swaps entered into in 2004. See below for further information on the interest rate swaps.

     The year-to-date increase in shareholders' equity primarily resulted from $47 million related to the translation of foreign balances into U.S. dollars. In addition our net income, premium on common stock issued pursuant to benefit plans and other transactions contributed $44 million to shareholders' equity. While our book equity balance was small at September 30, 2006, it had no effect on our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity.

     Overview and Recent Transactions. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. We originally entered into this facility in 1999 and since that time have periodically requested and received amendments to the facility for various purposes. In December of 2003, we engaged in a series of transactions that resulted in the full refinancing of the facility, through an amendment and restatement. In February 2005, we amended the facility, which resulted in reduced interest rates on the term loan B and tranche B-1 letter of credit/revolving loan portions of the facility. We also made a voluntary prepayment of $40 million on the term loan B facility, reducing borrowings to $356 million. During 2005, we increased the amount of commitments under our revolving credit facility from $220 million to $300 million and reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $180 million to $155 million. In July 2006 we further increased the amount of commitments under our revolving credit facility from $300 million to $320 million. As of September 30, 2006, the senior credit facility consisted of a seven-year, $356 million term loan B facility maturing in December 2010; a five-year, $320 million revolving credit facility maturing in December 2008; and a seven-year, $155 million tranche B-1 letter of credit/revolving loan facility maturing in December 2010.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. Based upon the LIBOR rate as determined under these agreements of 5.61 percent (which is in effect until January 15, 2007) the inclusion of these swaps in our financial results is expected to add $1 million to our 2006 annual interest expense. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. As of September 30, 2006, the fair value of the interest rate swaps was a liability of approximately $7 million which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities. On September 30, 2006, we had $996 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2007 through 2025. Included in the $475 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. We also have $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     In February 2005, we amended our senior credit facility to reduce by 75 basis points the interest rate on the term loan B facility and the tranche B-1 letter of credit/revolving loan facility. In connection with the amendment, we voluntarily prepaid $40 million in principal on the term loan B, reducing the term loan B facility from $396 million to $356 million.

     Additional provisions of the February 2005 amendment to the senior credit facility agreement were as follows: (i) amend the definition of EBITDA to exclude all remaining cash charges and expenses related to restructuring initiatives started on or before February 24, 2005, and to exclude up to an additional $60 million in restructuring-related expenses announced and taken after February 24, 2005, (ii) increase permitted investments to $50 million,
(iii) exclude expenses related to the issuance of stock options from the definition of consolidated net income, (iv) permit us to redeem up to $125 million of senior secured notes after January 1, 2008 (subject to certain conditions), (v) increase our ability to add commitments under the revolving credit facility by $25 million, and (vi) make other minor modifications. We incurred approximately $1 million in fees and expenses associated with this amendment, which were capitalized and are being amortized over the remaining term of the agreement.

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

     In October 2005, we further amended our senior credit facility increasing the amount of commitments we may seek under the revolving credit portion of the facility from $300 million to $350 million, along with other technical changes. We are not required to reduce the commitments under our tranche B-1 letter of credit/revolving loan facility should we obtain additional revolving credit commitments. In July 2006, we increased the amount of commitments under the revolving credit portion of the facility from $300 million to $320 million. We have not yet sought any increased commitments above the $320 million level, but may do so when, in our judgment, market conditions are favorable.

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

     The tranche B-1 letter of credit/revolving loan facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. We will not be liable for any losses to or misappropriation of any (i) return due to the administrative agent's failure to achieve the return described above or to pay all or any portion of such return to any lender under such facility or (ii) funds on deposit in such account by such lender (other than the obligation to repay funds released from such accounts and provided to us as revolving loans under such facility).

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

     Senior Credit Facility--Other Terms and Conditions. As described above, we are highly leveraged. Our amended and restated senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA, as calculated under the facility), consolidated interest coverage ratio (consolidated EBITDA divided by consolidated cash interest paid, as calculated under the facility), and fixed charge coverage ratio (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid, as calculated under the facility) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. See "Contractual Obligations" below. The financial ratios required under the amended senior credit facility and, the actual ratios we achieved for the first, second and third quarters of 2006, are shown in the following tables:


                                                             QUARTER ENDED
                                        ------------------------------------------------------
                                                                     SEPTEMBER
                                         MARCH 31,      JUNE 30,        30,       DECEMBER 31,
                                            2006          2006          2006          2006
                                        -----------   -----------   -----------   ------------
                                        REQ.   ACT.   REQ.   ACT.   REQ.   ACT.       REQ.
                                        ----   ----   ----   ----   ----   ----   ------------


Leverage Ratio (maximum)..............  4.25   3.37   4.25   3.35   4.25   3.46       4.25
Interest Coverage Ratio (minimum).....  2.10   3.27   2.10   3.23   2.10   3.15       2.10
Fixed Charge Coverage Ratio
  (minimum)...........................  1.15   2.07   1.15   1.89   1.15   1.79       1.15




                                                               QUARTERS ENDING
                                          ---------------------------------------------------------
                                            MARCH 31-      MARCH 31-      MARCH 31-      MARCH 31-
                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 12,
                                              2007           2008           2009           2010
                                          ------------   ------------   ------------   ------------
                                              REQ.           REQ.           REQ.           REQ.
                                          ------------   ------------   ------------   ------------


Leverage Ratio (maximum)................      3.75           3.50           3.50           3.50
Interest Coverage Ratio (minimum).......      2.20           2.35           2.50           2.75
Fixed Charge Coverage Ratio (minimum)...      1.25           1.35           1.50           1.75


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

     The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on:
(i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends (limited to no more than $15 million per year); (vii) mergers and consolidations; and (viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of September 30, 2006, we were in compliance with all the financial covenants (as indicated above) and operational restrictions of the facility.

     Our senior credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

     Senior Secured and Subordinated Notes. Our outstanding debt also includes $475 million of 10 1/4 percent senior secured notes due July 15, 2013, in addition to the $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. We can redeem some or all of the notes at any time after July 15, 2008, in the case of the senior secured notes, and November 15, 2009, in the case of the senior subordinated notes. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. We are permitted to redeem up to 35 percent of the senior subordinated notes with the proceeds of certain equity offerings completed before November 15, 2007.

     Our senior secured and subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a proforma basis, to be greater than 2.25 and 2.00, respectively. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of September 30, 2006, we were in compliance with the covenants and restrictions of these indentures.

     Accounts Receivable Securitization. In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable on a nonrecourse basis in North America and Europe. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under this program. We sold accounts receivable under this program of $92 million and $97 million at September 30, 2006 and 2005, respectively. This program is subject to cancellation prior to its maturity date if we were to
(i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2006, this program was renewed for 364 days to January 29, 2007 at a facility size of $100 million. We also sell some receivables in our European operations to regional banks in Europe. At September 30, 2006, we sold $52 million of accounts receivable in Europe up from $49 million at September 30, 2005. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements may increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

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

CONTRACTUAL OBLIGATIONS

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of September 30, 2006, are shown in the following table:


                                                         PAYMENTS DUE IN:
                                        --------------------------------------------------
                                                                           BEYOND
                                        2006   2007   2008   2009   2010    2010     TOTAL
                                        ----   ----   ----   ----   ----   ------   ------
                                                            (MILLIONS)


Obligations:
  Revolver borrowings.................  $ 28   $ --   $ --   $ --   $ --   $   --   $   28
  Senior long-term debt...............    --     --     --     --    356       --      356
  Long-term notes.....................    --      1      2     --     --      470      473
  Capital leases......................     1      3      2      2      3       --       11
  Subordinated long-term debt.........    --     --     --     --     --      500      500
  Other subsidiary debt...............     1     --     --     --     --        2        3
  Short-term debt.....................    19     --     --     --     --       --       19
                                        ----   ----   ----   ----   ----   ------   ------
Debt and capital lease obligations....    49      4      4      2    359      972    1,390
Operating leases......................     4     15     11      9      6        7       52
Interest payments.....................    39    132    131    131    129      294      856
Capital commitments...................    10     --     --     --     --       --       10
                                        ----   ----   ----   ----   ----   ------   ------
Total Payments........................  $102   $151   $146   $142   $494   $1,273   $2,308
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

     Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate interest debt, we have made assumptions in calculating the amount of the future interest payments. Interest on our senior secured notes and senior subordinated notes is calculated using the fixed rates of 10 1/4 percent and 8 5/8 percent, respectively. Interest on our variable rate debt is calculated as 200 basis points plus LIBOR of 5.32 percent which was the rate at September 30, 2006. We have assumed that LIBOR will remain unchanged for the outlying years. See "--Capitalization." In addition we have included the impact of our interest rate swaps entered into in April 2004. See "Interest Rate Risk" below.

     We have also included an estimate of expenditures required after September 30, 2006 to complete the facilities and projects authorized at December 31, 2005, in which we have made substantial commitments in connections with facilities.

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

     We have not included material cash requirements for taxes as we are a taxpayer in certain foreign jurisdictions but not in domestic locations. Additionally, it is difficult to estimate taxes to be paid as changes in where we generate income can have a significant impact on future tax payments. We have also not included cash requirements for funding pension and postretirement benefit costs. Based upon current estimates we believe we will be required to make contributions of approximately $52 million to those plans in 2006, of which approximately $42 million has been contributed as of September 30, 2006. In the third quarter of 2006, an additional $4 million in pension contributions were made following the adoption of the Pension Protection Act of 2006. As a result, we expect our 2007 contributions to be approximately $30 million. Pension and postretirement contributions beyond 2006 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2006. In addition, we have not included cash requirements for environmental remediation. Based upon current estimates we believe we will be required to spend approximately $8 million over the next 20 to 30 years. However, due to possible modifications in remediation processes and other factors, it is difficult to determine the actual timing of the payments. See "--Environmental and Other Matters".

     We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was less than $1 million at both September 30, 2006 and 2005. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

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

CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                                                       THREE
                                                                       MONTHS
                                                                       ENDED
                                                                     SEPTEMBER
                                                                        30,
                                                                    -----------
                                                                    2006   2005
                                                                    ----   ----
                                                                     (MILLIONS)


Cash provided (used) by:
  Operating activities............................................  $  3   $ 38
  Investing activities............................................   (44)   (42)
  Financing activities............................................    34     25


Operating Activities

     For the three months ended September 30, 2006, operating activities provided $3 million in cash compared to $38 million in cash during the same period last year. For the three months ended September 30, 2006, cash used for working capital was $45 million versus $11 million for the three months ended September 30, 2005. Receivables provided cash of $17 million compared to a cash outflow of $9 million, a $26 million improvement from last year due to an improvement in days sales outstanding in the current year and the prior year discontinuation of accelerated payment programs with a North American OE customer. Inventory represented a cash outflow of $7 million during the three months ended September 30, 2006, an increase of $18 million over the prior year. This was primarily a result of preparing for platform launches in North America. Accounts payable cash outflow of $39 million was an increase from last year's cash outflow of $12 million. Cash taxes were $11 million for the three months ended September 30, 2006, compared to $5 million in the prior year, primarily due to the timing of foreign tax payments.

     One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which were not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that were collected before their maturity date totaled $20 million for the three months ended September 30, 2006, compared with $26 million for the same period in 2005.

     In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $9 million for the three months ended September 30, 2006 and are classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $7 million for the three months ended September 30, 2006 and are classified as other current assets. One of our Chinese subsidiaries is required to maintain a cash balance at a financial institution issuing the financial instruments which are used to satisfy vendor payments. The balance was immaterial at September 30, 2006 and is classified as cash and cash equivalents.

Investing Activities

     Cash used for investing activities was $2 million higher in the three months ended September 30, 2006 as compared to the same period one year ago. This increase was primarily driven by capital expenditures which were $43 million in the three months ended September 30, 2006 compared to $37 million a year ago. This increase of $6 million in capital expenditures was partially offset by net proceeds from the sale of assets of $4 million primarily due to the sale of the old Beijing facility.

  Financing Activities

     Cash flow from financing activities was a $34 million inflow in the three months ended September 30, 2006 compared to an inflow of $25 million in the same period of 2005. The increase is primarily related to short-term borrowings.

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                                                    NINE MONTHS
                                                                       ENDED
                                                                   SEPTEMBER 30,
                                                                   -------------
                                                                    2006    2005
                                                                   -----   -----
                                                                     (MILLIONS)


Cash provided (used) by:
  Operating activities...........................................  $  60   $ (26)
  Investing activities...........................................   (134)   (118)
  Financing activities...........................................     41      21


Operating Activities

     For the nine months ended September 30, 2006, operating activities provided $60 million in cash compared to a use of $26 million in cash during the same period last year. For the first nine months of 2006, cash used for working capital was $127 million versus $188 million for the first nine months of 2005. Receivables were a cash outflow of $85 million compared to a cash outflow of $209 million, a $124 million improvement from last year primarily due to the discontinuation of accelerated payment programs with three major OE customers in North America in the prior year. Inventory represented a cash outflow of $47 million during the first nine months of 2006, an increase of $25 million over the prior year. This primarily resulted from building higher inventories in preparation of platform launches. Accounts payable provided cash of $51 million, down from last year's cash inflow of $52 million. Cash taxes were an $18 million outflow for the nine months ended September 30, 2006, compared with a $16 million outflow of cash in the prior year, primarily due to the timing of foreign tax payments. See also -- "Cash Flows for the Three Months Ended September 30, 2006 and 2005".

Investing Activities

     Cash used for investing activities was $16 million higher in the first nine months of 2006 compared to the same period one year ago. This increase was primarily driven by capital expenditures which were $130 million in the first nine months of 2006 compared to $100 million a year ago. This increase of $30 million in capital expenditures was primarily due to the timing of future OE customer platform launches. During the first nine months of 2005, we used $11 million in cash to acquire the exhaust operations of Gabilan Manufacturing, partially offset by net proceeds from the sale of assets of $4 million.

Financing Activities

     Cash flow from financing activities was a $41 million inflow in the first nine months of 2006 compared to an inflow of $21 million in the same period of 2005. The 2006 inflow was related to short-term debt borrowings and the exercise of stock options. The 2005 inflow is primarily attributable to $56 million increased borrowings from our revolving credit facility partially offset by $43 million in cash used to reduce our long-term debt.

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

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. Based upon the LIBOR rate as determined under these agreements of 5.61 percent (which is in effect until January 15, 2007) the inclusion of these swaps in our financial results is expected to add $1 million to our 2006 annual interest expense. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. As of September 30, 2006, the fair value of the interest rate swaps was a liability of approximately $7 million which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities. On September 30, 2006, we had $996 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2007 through 2025. Included in the $475 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. We also have $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

     We estimate that the fair value of our long-term debt at September 30, 2006 was about 103 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $2 million after tax, excluding the effect of the interest rate swaps we completed in April 2004. A one percentage point increase or decrease in interest rates on the swaps we completed in April 2004 would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by approximately $1 million after tax.

OUTLOOK

     Continued high oil prices and rising interest rates make this an uncertain and challenging environment for automotive suppliers. During the third quarter, North American light vehicle production levels were down eight percent over the prior year and current estimates for the fourth quarter are that North American light vehicle production levels will be down significantly year-over-year, primarily in the light truck and SUV segment, despite an increase in passenger car production. Our North American business is sensitive to customer preferences as we have a greater percentage of our total North American OE revenues related to light vehicle build rate represented by light trucks and SUVs. We remain cautious about the outlook for North American production rates due to the overall financial condition of original equipment manufacturers, especially Ford and General Motors who have announced production cuts, plant closings, and other restructuring activities. We are also uncertain about the willingness of the original equipment manufacturers to continue to support consumer vehicle sales through incentives. We believe that new product launches, the ability to flex our operations in line with the revised production schedules, our market position with Japanese OE customers, and a strong new product and technology pipeline will help us to partially mitigate pressures from North American production rates. European light vehicle production is expected to increase about four percent in the fourth quarter as compared to the prior year. Heavy duty truck production rates for 2006 are expected to remain at the same levels as 2005, primarily due to the pull forward of production ahead of the introduction of stricter emission regulations in 2007. In China, light vehicle production is projected to grow to 1.8 million units in the fourth quarter, significantly up from 1.4 million units in the same quarter for the prior year. In the aftermarket, longer product replacement cycles are expected to continue to negatively impact volumes. Efforts to increase new and existing sales are ongoing in our global aftermarket business.

     Raw material prices, and in particular stainless steel prices, continue to be a concern with price pressures expected to continue into the foreseeable future. We are leveraging our supply of scrap steel and our anticipated larger steel buy in 2007 as we prepare for our new product launches to negotiate the best possible pricing. Where appropriate, we have sought to mitigate short-term volatility in steel prices through supply commitments with firm base and surcharge pricing. These commitments generally extend for one year and are staggered to further mitigate short-term volatility. We are also working to address this issue by evaluating alternative materials and processes, increasing component and assembly outsourcing to low cost countries, identifying opportunities for new sources of supply in low-cost countries and aggressively pursuing recovery of higher costs from our customers. In addition to these actions, we continue to pursue productivity initiatives and review opportunities to reduce costs through Six Sigma, Lean manufacturing and restructuring activities.

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

     As of September 30, 2006, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs to be approximately $8 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

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

     We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Chinese joint ventures is currently defending a legal proceeding by Chinese government officials related to whether the joint venture applied the proper tariff code to certain of its imports. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations. In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. A small percentage of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. Nearly all of the claims are related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of these claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to eight percent of the employee's salary. We recorded expense for these matching contributions of approximately $5 million for each of the nine months ended September 30, 2006 and 2005, respectively. All contributions vest immediately.

     In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we expect contributions to the Employee Stock Option Plans will increase significantly beginning in 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding our exposure to interest rate risk, see the caption entitled "Interest Rate Risk" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of our management, including the members of our Office of the Chief Executive and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the quarter covered by this report. Based on their evaluation, the Office of the Chief Executive and Chief Financial Officer have concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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


                                                             TOTAL NUMBER OF     AVERAGE
PERIOD                                                      SHARES PURCHASED   PRICE PAID
------                                                      ----------------   ----------


July 2006.................................................         154           $25.94
August 2006...............................................          --               --
September 2006............................................          --               --
                                                                   ---
  Total...................................................         154           $25.94


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

Dated: November 9, 2006

                                INDEX TO EXHIBITS
                                       TO
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2006



   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------


2             --   None
3.1(a)        --   Restated Certificate of Incorporation of the registrant dated
                   December 11, 1996 (incorporated herein by reference from Exhibit
                   3.1(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12387).
3.1(b)        --   Certificate of Amendment, dated December 11, 1996 (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual
                   Report on Form 10-K for the year ended December 31, 1997, File No.
                   1-12387).
3.1(c)        --   Certificate of Ownership and Merger, dated July 8, 1997
                   (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended December
                   31, 1997, File No. 1-12387).
3.1(d)        --   Certificate of Designation of Series B Junior Participating
                   Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-
                   12387).
3.1(e)        --   Certificate of Elimination of the Series A Participating Junior
                   Preferred Stock of the registrant dated September 11, 1998
                   (incorporated herein by reference from Exhibit 3.1(e) of the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1998, File No. 1-12387).
3.1(f)        --   Certificate of Amendment to Restated Certificate of Incorporation of
                   the registrant dated November 5, 1999 (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-
                   12387).
3.1(g)        --   Certificate of Amendment to Restated Certificate of Incorporation of
                   the registrant dated November 5, 1999 (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-
                   12387).
3.1(h)        --   Certificate of Ownership and Merger merging Tenneco Automotive
                   Merger Sub Inc. with and into the registrant, dated November 5, 1999
                   (incorporated herein by reference from Exhibit 3.1(h) of the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1999, File No. 1-12387).
3.1(i)        --   Certificate of Amendment to Restated Certificate of Incorporation of
                   the registrant dated May 9, 2000 (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-
                   Q for the quarter ended March 31, 2000, File No. 1-12387).
3.1(j)        --   Certificate of Ownership and Merger merging Tenneco Inc. with and into the registrant, dated October 27, 2005 (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on
                   Form 8-K dated October 28, 2005, File No. 1-12387).
3.2           --   By-laws of the registrant, as amended July 10, 2006 (incorporated herein by reference from Exhibit 99.1 of the registrant's Current
                   Report on Form 8-K dated July 10, 2006, File No. 1-12387).
3.3           --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                   ("Global"), as amended (incorporated herein by reference to Exhibit
                   3.3 to the registrant's Registration Statement on Form S-4, Reg. No.
                   333-93757).
3.4           --   By-laws of Global (incorporated herein by reference to Exhibit 3.4 to the registrant's Registration Statement on Form S-4, Reg. No.
                   333-93757).
3.5           --   Certificate of Incorporation of TMC Texas Inc. ("TMC") (incorporated herein by reference to Exhibit 3.5 to the registrant's Registration
                   Statement on Form S-4, Reg. No. 333-93757).
3.6           --   By-laws of TMC (incorporated herein by reference to Exhibit 3.6 to the registrant's Registration Statement on Form S-4, Reg. No. 333-
                   93757).
3.7           --   Amended and Restated Certificate of Incorporation of Tenneco
                   International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------

3.8           --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
3.9           --   Certificate of Incorporation of Clevite Industries Inc. ("Clevite"),
                   as amended (incorporated herein by reference to Exhibit 3.9 to the registrant's Registration Statement on Form S-4, Reg. No. 333-
                   93757).
3.10          --   By-laws of Clevite (incorporated herein by reference to Exhibit 3.10 to the registrant's Registration Statement on Form S-4, Reg. No.
                   333-93757).
3.11          --   Amended and Restated Certificate of Incorporation of the Pullman
                   Company ("Pullman") (incorporated herein by reference to Exhibit
                   3.11 to the registrant's Registration Statement on Form S-4, Reg.
                   No. 333-93757).
3.12          --   By-laws of Pullman (incorporated herein by reference to Exhibit 3.12 to the registrant's Registration Statement on Form S-4, Reg. No.
                   333-93757).
3.13          --   Certificate of Incorporation of Tenneco Automotive Operating Company
                   Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No.
                   333-93757).
3.14          --   By-laws of Operating (incorporated herein by reference to Exhibit
                   3.14 to the registrant's Registration Statement on Form S-4, Reg.
                   No. 333-93757).
4.1(a)        --   Rights Agreement dated as of September 8, 1998, by and between the registrant and First Chicago Trust Company of New York, as Rights
                   Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form 8-K dated September 24, 1998,
                   File No. 1-12387).
4.1(b)        --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference from Exhibit
                   4.4(b) of the registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-12387).
4.1(c)        --   Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights
                   Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Post-Effective Amendment No. 3, dated February 26,
                   2001, to its Registration Statement on Form 8-A dated September 17,
                   1998).
4.2(a)        --   Indenture, dated as of November 1, 1996, between the registrant and
                   The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.1 of the registrant's Registration
                   Statement on Form S-4, Registration No. 333-14003).
4.2(b)        --   First Supplemental Indenture dated as of December 11, 1996 to
                   Indenture dated as of November 1, 1996 between the registrant and
                   The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(b) of the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4.2(c)        --   Third Supplemental Indenture dated as of December 11, 1996 to
                   Indenture dated as of November 1, 1996 between the registrant and
                   The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4.2(d)        --   Fourth Supplemental Indenture dated as of December 11, 1996 to
                   Indenture dated as of November 1, 1996 between the registrant and
                   The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4.2(e)        --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                   Indenture dated November 1, 1996 between The Chase Manhattan Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly Report on Form 10-
                   Q for the quarter ended September 30, 1999, File No. 1-12387).
4.3           --   Specimen stock certificate for Tenneco Inc. common stock
                   (incorporated herein by reference from Exhibit 4.3 of the
                   registrant's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 2005, File No. 1-12387).

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------

4.4(a)        --   Indenture dated October 14, 1999 by and between the registrant and
                   The Bank of New York, as trustee (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-
                   Q for the quarter ended September 30, 1999, File No. 1-12387).
4.4(b)        --   Supplemental Indenture dated November 4, 1999 among Tenneco
                   Automotive Operating Company Inc., Tenneco International Holding
                   Corp., Tenneco Global Holdings Inc., the Pullman Company, Clevite
                   Industries Inc. and TMC Texas Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1999, File No. 1-12387).
4.4(c)        --   Subsidiary Guarantee dated as of October 14, 1999 from Tenneco
                   Automotive Operating Company Inc., Tenneco International Holding
                   Corp., Tenneco Global Holdings Inc., the Pullman Company, Clevite
                   Industries Inc. and TMC Texas Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4(c) to the registrant's Registration Statement on Form S-4, Reg. No. 333-
                   93757).
4.5(a)        --   Amended and Restated Credit Agreement, dated as of December 12,
                   2003, among the registrant, the several banks and other financial institutions or entities from time to time parties thereto, Bank of
                   America, N.A. and Citicorp North America, Inc., as co-documentation agents, Deutsche Bank Securities Inc., as syndication agent, and JP
                   Morgan Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5(a) to the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 2003, File No. 1-12387).
4.5(b)        --   Amended and Restated Guarantee And Collateral Agreement, dated as of
                   November 4, 1999, by Tenneco Inc. and the subsidiary guarantors named therein, in favor of JPMorgan Chase Bank, as Administrative
                   Agent (incorporated herein by reference from Exhibit 4.5(f) to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   June 30, 2003, File No. 1-12387).
4.5(c)        --   First Amendment, dated as of April 30, 2004, to the Amended and
                   Restated Credit Agreement dated as of December 12, 2003, among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated herein by reference from
                   Exhibit 4.5(c) to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12387).
4.5(d)        --   Second Amendment, dated November 19, 2004, to the Amended and
                   Restated Credit Agreement dated as of December 12, 2003, among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated herein by reference from
                   Exhibit 99.2 of the registrant's Current Report on Form 8-K dated
                   November 19, 2004, File No. 1-12387).
4.5(e)        --   Third Amendment, dated February 17, 2005, to the Amended and
                   Restated Credit Agreement, dated as of December 12, 2003 among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated by reference to Exhibit
                   99.1 to the registrant's Current Report on Form 8-K dated February
                   17, 2005, File No. 1-12387).
4.5(f)        --   New Lender Supplement, dated as of March 31, 2005, by and among
                   Wachovia Bank, National Association, the registrant and JPMorgan
                   Chase Bank, N.A.; New Lender Supplement, dated as of March 31, 2005, by and among Wells Fargo Foothill, LLC, the registrant and JPMorgan
                   Chase Bank, N.A.; New Lender Supplement, dated as of March 31, 2005, by and among Charter One Bank, NA, the registrant and JPMorgan Chase
                   Bank, N.A. (incorporated herein by reference from Exhibit 4.5(f) to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   March 31, 2005, File No. 1-12387).
4.5(g)        --   New Lender Supplement, dated as of April 29, 2005, by and among The
                   Bank of Nova Scotia, the registrant and JPMorgan Chase Bank, N.A.
                   (incorporated herein by reference from Exhibit 4.5(g) to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   March 31, 2005, File No. 1-12387).
4.5(h)        --   Fourth Amendment, dated October 7, 2005, to the Amended and Restated
                   Credit Agreement, dated as of December 12, 2003, among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated herein by reference from
                   Exhibit 4.5(h) to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-12387).

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------

4.5(i)        --   First Amendment, dated October 7, 2005, to the Amended and Restated
                   Guarantee and Collateral Agreement, dated as of November 4, 1999, by the registrant and the subsidiary guarantors named therein, in favor of JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference from Exhibit 4.5(i) to the registrant's Quarterly
                   Report on Form 10-Q for the quarter ended September 30, 2005, File
                   No. 1-12387).
4.5(j)        --   New Lender Supplement, dated as of July 27, 2006, by and among
                   LaSalle Bank National Association, Tenneco Inc. and JPMorgan Chase
                   Bank, N.A. (incorporated herein by reference to Exhibit 4.5(j) to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   June 30, 2006, File No. 1-12387).
4.6(a)        --   Indenture, dated as of June 19, 2003, among the registrant, the subsidiary guarantors named therein and Wachovia Bank, National
                   Association (incorporated herein by reference from Exhibit 4.6(a) to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   June 30, 2003, File No. 1-12387).
4.6(b)        --   Collateral Agreement, dated as of June 19, 2003, by the registrant and the subsidiary guarantors named therein in favor of Wachovia
                   Bank, National Association (incorporated herein by reference from
                   Exhibit 4.6(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4.6(c)        --   Registration Rights Agreement, dated as of June 19, 2003, among the registrant, the subsidiary guarantors named therein, and the initial purchasers named therein, for whom JPMorgan Securities Inc. acted as representative (incorporated herein by reference from Exhibit 4.6(c)
                   to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4.6(d)        --   Supplemental Indenture, dated as of December 12, 2003, among the registrant, the subsidiary guarantors named therein and Wachovia
                   Bank, National Association (incorporated herein by reference to
                   Exhibit 4.6(d) to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-12387).
4.6(e)        --   Registration Rights Agreement, dated as of December 12, 2003, among the registrant, the subsidiary guarantors named therein, and the initial purchasers named therein, for whom Banc of America
                   Securities LLC acted as representative agent (incorporated herein by reference to Exhibit 4.5(a) to the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 2003, File No. 1-12387).
4.6(f)        --   Second Supplemental Indenture, dated as of October 28, 2005, among the registrant, the subsidiary guarantors named therein and Wachovia
                   Bank, National Association (incorporated herein by reference from
                   Exhibit 4.6(f) to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-12387).
4.7           --   Intercreditor Agreement, dated as of June 19, 2003, among JPMorgan
                   Chase Bank, as Credit Agent, Wachovia Bank, National Association, as
                   Trustee and Collateral Agent, and the registrant (incorporated herein by reference from Exhibit 4.7 to the registrant's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-
                   12387).
4.8(a)        --   Indenture, dated as of November 19, 2004, among the registrant, the subsidiary guarantors named therein and The Bank of New York Trust
                   Company (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on Form 8-K dated November 19, 2004,
                   File No. 1-12387).
4.8(b)        --   Supplemental Indenture, dated as of March 28, 2005, among the registrant, the guarantors party thereto and the Bank of New York
                   Trust Company, N.A., as trustee (incorporated herein by reference from Exhibit 4.3 to the registrant's Registration Statement on Form
                   S-4, Reg No. 333-123752).
4.8(c)        --   Registration Rights Agreement, dated as of November 19, 2004, among the registrant, the guarantors party thereto and the initial purchasers party thereto (incorporated herein by reference from
                   Exhibit 4.2 to the registrant's Registration Statement on Form S-4,
                   Reg No. 333-123752).
4.8(d)        --   Second Supplemental Indenture, dated as of October 27, 2005, among the registrant, the guarantors party thereto and the Bank of New
                   York Trust Company, N.A., as trustee (incorporated herein by reference from Exhibit 4.8(d) to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-
                   12387).
9             --   None.

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------

10.1          --   Distribution Agreement, dated November 1, 1996, by and among El Paso
                   Tennessee Pipeline Co., the registrant, and Newport News
                   Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form 10, File No. 1-12387).
10.2          --   Amendment No. 1 to Distribution Agreement, dated as of December 11,
                   1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.2 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.3          --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. , the registrant, and Newport
                   News Ship- building Inc. (incorporated herein by reference from
                   Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.4          --   Benefits Agreement, dated December 11, 1996, by and among El Paso
                   Tennessee Pipeline Co., the registrant, and Newport News
                   Shipbuilding Inc. (incorporated herein by reference from Exhibit
                   10.4 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.5          --   Insurance Agreement, dated December 11, 1996, by and among El Paso
                   Tennessee Pipeline Co., the registrant, and Newport News
                   Shipbuilding Inc. (incorporated herein by reference from Exhibit
                   10.5 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.6          --   Tax Sharing Agreement, dated December 11, 1996, by and among El Paso
                   Tennessee Pipeline Co., Newport News Shipbuilding Inc., the
                   registrant, and El Paso Natural Gas Company (incorporated herein by reference from Exhibit 10.6 of the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.7          --   First Amendment to Tax Sharing Agreement, dated as of December 11,
                   1996, among El Paso Tennessee Pipeline Co., the registrant, El Paso
                   Natural Gas Company and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.7 of the registrant's Annual
                   Report on Form 10-K for the year ended December 31, 1996, File No.
                   1-12387).
10.8          --   Value Added 'TAVA' Incentive Compensation Plan, as in effect for periods through December 31, 2005 (incorporated herein by reference from Exhibit 10.8 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-12387).
10.9          --   Change of Control Severance Benefits Plan for Key Executives
                   (incorporated herein by reference from Exhibit 10.13 of the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1999, File No. 1-12387).
10.10         --   Stock Ownership Plan (incorporated herein by reference from Exhibit
                   10.10 of the registrant's Registration Statement.
                   on Form S-4, Reg. No. 333-93757).
10.11         --   Key Executive Pension Plan (incorporated herein by reference from
                   Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.12         --   Deferred Compensation Plan (incorporated herein by reference from
                   Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.13         --   Supplemental Executive Retirement Plan (incorporated herein by reference from Exhibit 10.13 to the registrant's Quarterly Report on
                   Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.14         --   Human Resources Agreement by and between the registrant and Tenneco
                   Packaging Inc. dated November 4, 1999 (incorporated herein by reference to Exhibit 99.1 to the registrant's Current Report on Form
                   8-K dated November 4, 1999, File No. 1-12387).
10.15         --   Tax Sharing Agreement by and between the registrant and Tenneco
                   Packaging Inc. dated November 3, 1999 (incorporated herein by reference to Exhibit 99.2 to the registrant's Current Report on Form
                   8-K dated November 4, 1999, File No. 1-12387).
10.16         --   Amended and Restated Transition Services Agreement by and between the registrant and Tenneco Packaging Inc. dated as of November 4,
                   1999 (incorporated herein by reference from Exhibit 10.21 of the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1999, File No. 1-12387).

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------

10.17         --   Assumption Agreement among Tenneco Automotive Operating Company
                   Inc., Tenneco International Holding Corp., Tenneco Global Holdings
                   Inc., The Pullman Company, Clevite Industries Inc., TMC Texas Inc.,
                   Salomon Smith Barney Inc. and the other Initial Purchasers listed in the Purchase Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.24 of the registrant's
                   Registration Statement on Form S-4, Reg. No. 333-93757).
10.18         --   Amendment No. 1 to Change in Control Severance Benefits Plan for Key
                   Executives (incorporated herein by reference from Exhibit 10.23 to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   June 30, 2000, File No. 1-12387).
10.19         --   Letter Agreement dated July 27, 2000 between the registrant and Mark
                   P. Frissora (incorporated herein by reference from Exhibit 10.24 to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   June 30, 2000, File No. 1-12387).
10.20         --   Letter Agreement dated July 27, 2000 between the registrant and
                   Richard P. Schneider (incorporated herein by reference from Exhibit
                   10.26 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.21         --   Letter Agreement dated July 27, 2000 between the registrant and
                   Timothy R. Donovan (incorporated herein by reference from Exhibit
                   10.28 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387).
10.22         --   Form of Indemnity Agreement entered into between the registrant and the following directors of the registrant: Paul Stecko, M. Kathryn
                   Eickhoff and Dennis Severance (incorporated herein by reference from
                   Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).
10.23         --   Mark P. Frissora Special Appendix under Supplemental Executive
                   Retirement Plan (incorporated herein by reference from Exhibit 10.30 to the registrant's Annual Report on Form 10-K for the year ended
                   December 31, 2000, File No. 1-12387).
10.24         --   Letter Agreement dated as of June 1, 2001 between the registrant and
                   Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended
                   December 31, 2001. File No. 1-12387).
10.25         --   2002 Long-Term Incentive Plan (As Amended and Restated Effective
                   March 11, 2003) (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. File No. 1-12387).
10.26         --   Amendment No. 1 to Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.27 to the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 2002, File No. 1-12387).
10.27         --   Supplemental Stock Ownership Plan (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
10.28         --   Form of Stock Equivalent Unit Award Agreement under the 2002 Long-
                   Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
10.29         --   Form of Stock Option Agreement for employees under the 2002 Long-
                   Term Incentive Plan, as amended (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.2 of the registrant's Current Report on Form 8-K dated January 13, 2005, File
                   No. 1-12387).
10.30         --   Form of Stock Option Agreement for non-employee directors under the
                   2002 Long-Term Incentive Plan, as amended (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.3 of the registrant's Current Report on Form 8-K dated January 13, 2005,
                   File No. 1-12387).
10.31         --   Form of Restricted Stock Award Agreement for employees under the
                   2002 Long-Term Incentive Plan, as amended (three year cliff vesting)
                   (incorporated herein by reference from Exhibit 99.4 of the registrant's Current Report on Form 8-K dated January 13, 2005, File
                   No. 1-12387).
10.32         --   Form of Restricted Stock Award Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.5 of the registrant's Current
                   Report on Form 8-K dated January 13, 2005, File No. 1-12387).

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------

10.33         --   Form of Restricted Stock Award Agreement for employees under the
                   2002 Long-Term Incentive Plan, as amended (vesting 1/3 annually)
                   (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on Form 8-K dated January 17, 2005, File
                   No. 1-12387).
10.34         --   Form of Stock Option Agreement for employees under the 2002 Long-
                   Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from Exhibit 99.2 of the registrant's Current Report on Form 8-K dated January 17, 2005, File
                   No. 1-12387).
10.35         --   Form of Stock Option Agreement for non-employee directors under the
                   2002 Long-Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from Exhibit
                   99.3 of the registrant's Current Report on Form 8-K dated January
                   17, 2005, File No. 1-12387).
10.36         --   Form of Performance Share Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 10.37 to the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 2004, file No. 1-12387).
10.37         --   Summary of 2006 Outside Directors' Compensation (incorporated herein by reference from Exhibit 10.37 to the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 2005, file No. 1-12387).
10.38         --   Summary of 2006 Named Executive Officer Compensation (incorporated herein by reference from Exhibit 10.38 to the registrant's Annual
                   Report on Form 10-K for the year ended December 31, 2005, file No.
                   1-12387).
10.39         --   Amendment No. 1 to the Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.39 to the registrant's Quarterly
                   Report on Form 10-Q for the quarter ended March 31, 2005, File No.
                   1-12387).
10.40         --   Amendment No. 1 to the Supplemental Executive Retirement Plan
                   (incorporated herein by reference from Exhibit 10.40 to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   June 30, 2005, File No. 1-12387).
10.41         --   Second Amendment to the Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.41 to the registrant's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-
                   12387).
10.42         --   Amendment No. 2 to the Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.42 to the registrant's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-
                   12387).
10.43         --   Supplemental Retirement Plan (incorporated herein by reference from
                   Exhibit 10.43 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
10.44         --   Mark P. Frissora Special Appendix under Supplemental Retirement Plan
                   (incorporated herein by reference from Exhibit 10.44 to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   June 30, 2005, File No. 1-12387).
10.45         --   Supplemental Pension Plan for Management (incorporated herein by reference from Exhibit 10.45 to the registrant's Quarterly Report on
                   Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
10.46         --   Incentive Deferral Plan (incorporated herein by reference from
                   Exhibit 10.46 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
10.47         --   Amended and Restated Value Added ("TAVA") Incentive Compensation
                   Plan, effective January 1, 2006 (incorporated herein by reference from Exhibit 10.47 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005, file No. 1-12387).
10.48         --   Form of Restricted Stock Award Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (providing for one year cliff vesting) (incorporated herein by reference from
                   Exhibit 10.48 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005, file No. 1-12387).
10.49         --   Form of Stock Equivalent Unit Award Agreement, as amended, under the
                   2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 10.49 to the registrant's Quarterly Report on
                   Form 10-Q for the quarter ended March 31, 2006, File No. 1-12387).

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------

10.50         --   Summary of Amendments to Deferred Compensation Plan and Incentive
                   Deferral Plan (incorporated herein by reference from Exhibit 10.50 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-12387).
10.51         --   Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form
                   8-K, dated May 9, 2006).
10.52         --   Form of Restricted Stock Award Agreement for non-employee directors under the Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the registrant's Current Report on
                   Form 8-K, dated May 9, 2006).
10.53         --   Form of Stock Option Agreement for employees under the Tenneco Inc.
                   2006 Long-Term Incentive Plan (incorporated by reference to Exhibit
                   99.3 to the registrant's Current Report on Form 8-K, dated May 9,
                   2006).
10.54         --   Form of Restricted Stock Award Agreement for employees under the
                   Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to the registrant's Current Report on Form
                   8-K, dated May 9, 2006).
*10.55        --   Summary of Amendments to the Company's excess defined benefit plans, the terms of a new excess defined contribution plan and Amendments to certain executives' employment agreements.
11            --   None.
*12           --   Computation of Ratio of Earnings to Fixed Charges.
*15           --   Letter of Deloitte & Touche LLP regarding interim financial information.
18            --   None.
19            --   None.
22            --   None.
23            --   None.
24            --   None.
*31.1         --   Certification of Timothy R. Donovan under Section 302 of the
                   Sarbanes-Oxley Act of 2002.
*31.2         --   Certification of Hari N. Nair under Section 302 of the Sarbanes-
                   Oxley Act of 2002.
*31.3         --   Certification of Neal Yanos under Section 302 of the Sarbanes-Oxley
                   Act of 2002.
*31.4         --   Certification of Kenneth R. Trammell under Section 302 of the
                   Sarbanes-Oxley Act of 2002.
*32.1         --   Certification of Timothy R. Donovan, Hari N. Nair, Neal Yanos and
                   Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of
                   2002.
99            --   None.
100           --   None.



--------

*    Filed herewith.