Form 10-K
period 2006-12-31
TENNECO INC
filed 2007-03-01
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12387
TENNECO INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0515284
(State or other jurisdiction of incorporation or organization) 500 North Field Drive Lake Forest, IL (Address of principal executive offices)	(I.R.S. Employer Identification No.) 60045 (Zip Code)

Registrant’s telephone number, including area code:  (847) 482-5000
Securities registered pursuant to Section 12(b) of the Act:

Name of each Exchange
Title of each class	on which registered
7.45% Debentures due 2025;	New York Stock Exchange
9.20% Debentures due 2012; 10.20% Debentures due 2008
Common Stock, par value $.01 per share	New York, Chicago, and London Stock Exchanges
Preferred Share Purchase Rights	New York, Chicago, and London Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ✓       No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes             No   ✓
     Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓       No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ✓
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer   ✓       Accelerated filer             Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes             No   ✓
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Class of Common Equity and Number of Shares
held by Non-affiliates at June 30, 2006	Market Value held by Non-affiliates*
Common Stock, 43,758,681 shares	$1,137,725,706
* Based upon the closing sale price on the New York Stock Exchange Composite Tape for the Common Stock on June 30, 2006.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $.01 per share, 45,768,992 shares outstanding as of February 23, 2007.

Documents Incorporated by Reference:

Part of the Form 10-K
Document	into which incorporated
Portions of Tenneco Inc.’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2007	Part III

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects and developments of the Company (as defined) and business strategies for our operations, all of which are subject to risks and uncertainties. These forward-looking statements are included in various sections of this report, including the section entitled “Outlook” appearing in Item 7 of this report. These statements are identified as “forward-looking statements” or by their use of terms (and variations thereof) such as “will,” “may,” “can,” “anticipate,” “intend,” “continue,” “estimate,” “expect,” “plan,” “should,” “outlook,” “believe,” and “seek” and similar terms (and variations thereof) and phrases.

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

Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include the matters described in the section entitled “Risk Factors” appearing in Item 1A of this report and the following:

•	general economic, business and market conditions;

•	potential legislation, regulatory changes and other governmental actions, including the ability to receive regulatory approvals and the timing of such approvals;

•	new technologies that reduce the demand for certain of our products or otherwise render them obsolete;

•	changes in distribution channels or competitive conditions in the markets and countries where we operate;

•	capital availability or costs, including changes in interest rates, market perceptions of the industries in which we operate or ratings of securities;

•	increases in the cost of compliance with regulations, including environmental regulations, and environmental liabilities in excess of the amount reserved;

•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative accounting principles generally accepted in the United States of America;

•	acts of war or terrorism, including, but not limited to, the events taking place in the Middle East, the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

•	the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.

i

ii

PART I

ITEM 1. BUSINESS.

TENNECO INC.

General

Our company, Tenneco Inc., is one of the world’s leading manufacturers of automotive emission control and ride control products and systems. Our company serves both original equipment vehicle manufacturers (“OEMs”) and the repair and replacement markets, or aftermarket, worldwide. As used herein, the term “Tenneco”, “we”, “us”, “our”, or the “Company” refers to Tenneco Inc. and its consolidated subsidiaries.

Tenneco was incorporated in Delaware in 1996 under the name “New Tenneco Inc.” (“New Tenneco”) as a wholly owned subsidiary of the company then known as Tenneco Inc. (“Old Tenneco”). At that time, Old Tenneco’s major businesses were shipbuilding, energy, automotive and packaging. On December 11, 1996, Old Tenneco completed the transfer of its automotive and packaging businesses to us, and spun off our company to its public stockholders. In connection with the 1996 spin-off, Old Tenneco also spun off its shipbuilding division to its public stockholders, the remaining energy company was acquired by El Paso Natural Gas Company and we changed our name from New Tenneco to Tenneco Inc. Unless the context otherwise requires, for periods prior to December 11, 1996, references to “Tenneco”, “we”, “us”, “our” or the “Company” also refer to Old Tenneco. In a series of transactions commencing in January 1999 and culminating with the November 4, 1999 spin off to our shareholders of the common stock of Tenneco Packaging Inc., now known as Pactiv Corporation (the “1999 Spin-off”), we separated our packaging businesses from our automotive business and in connection therewith changed our name from Tenneco Inc. to Tenneco Automotive Inc.

In 2005, we changed our name from Tenneco Automotive Inc. back to Tenneco Inc. The name Tenneco better represents the expanding number of markets we serve through our commercial and specialty vehicle businesses. Building a stronger presence in these markets complements our core businesses of supplying ride control and emission control products and systems for light vehicles to automotive original equipment and aftermarket customers worldwide. Our common stock continues to trade on the New York Stock Exchange under the symbol “TEN”.

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

For more information about these matters, see our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2007.

Independence of Directors

•	Nine of our eleven directors are independent under the New York Stock Exchange (“NYSE”) listing standards.

•	Independent directors are scheduled to meet separately in executive session after every regularly scheduled Board of Directors meeting.

•	We have a lead independent director, Mr. Paul T. Stecko.

Audit Committee

•	All members meet the independence standards for audit committee membership under the NYSE listing standards and applicable Securities and Exchange Commission (“SEC”) rules.

•	One member of the Audit Committee, Mr. Charles Cramb, qualifies as an “audit committee financial expert,” as defined in the SEC rules, and the remaining members of the Audit Committee satisfy the NYSE’s financial literacy requirements.

•	The Audit Committee operates under a written charter which governs its duties and responsibilities, including its sole authority to appoint, review, evaluate and replace our independent auditors.

•	The Audit Committee has adopted policies and procedures governing the pre-approval of all audit, audit-related, tax and other services provided by our independent auditors.

Compensation/Nominating/Governance Committee

•	All members meet the independence standards for compensation and nominating committee membership under the NYSE listing standards.

•	The Compensation/Nominating/Governance Committee operates under a written charter that governs its duties and responsibilities, including the responsibility for executive compensation.

•	In December 2005, an Executive Compensation Subcommittee was formed which has the responsibility to consider and approve equity based compensation for our executive officers which is intended to qualify as “performance based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Corporate Governance Principles

•	We have adopted Corporate Governance Principles, including qualification and independence standards for directors.

Stock Ownership Guidelines

•	We have adopted Stock Ownership Guidelines to align the interests of our executives with the interests of stockholders and promote our commitment to sound corporate governance.

•	The Stock Ownership Guidelines apply to the independent directors, the Chairman and Chief Executive Officer, all Executive Vice Presidents and all Senior Vice Presidents. Ownership levels are determined as a multiple of the participant’s base salary or, in the case of an independent director, his or her Board of Director’s retainer fee and then converted to a fixed number of shares.

Communication with Directors

•	The Audit Committee has established a process for confidential and anonymous submission by our employees, as well as submissions by other interested parties, regarding questionable accounting or auditing matters.

•	Additionally, the Board of Directors has established a process for stockholders to communicate with the Board of Directors, as a whole, or any independent director.

Codes of Business Conduct and Ethics

•	We have adopted a Code of Ethical Conduct for Financial Managers, which applies to our Chief Executive Officer, Chief Financial Officer, Controller and other key financial managers. This code is filed as Exhibit 14 to this report.

•	We also operate under an omnibus Statement of Business Principles that applies to all directors, officers and employees and includes provisions ranging from restrictions on gifts to conflicts of interests. All salaried employees are required to affirm in writing their acceptance of these principles.

Related Party Transactions Policy

•	We have adopted a Policy and Procedure for Transactions With Related Persons, under which our Audit Committee must generally pre-approve transactions involving more than $120,000 with our directors, executive officers, five percent or greater stockholders and their immediate family members.

Equity Award Policy

•	We have adopted a written policy to be followed for all issuances by our company of compensatory awards in the form of our common stock or any derivative of the common stock.

Personal Loans to Executive Officers and Directors

•	We comply with and will operate in a manner consistent with the legislation outlawing extensions of credit in the form of a personal loan to or for our directors or executive officers.

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

Our Audit Committee, Compensation/Nominating/Governance Committee and Executive Compensation Subcommittee Charters, Corporate Governance Principles, Stock Ownership Guidelines, Audit Committee policy regarding accounting complaints, Code of Ethical Conduct for Financial Managers, Statement of Business Principles, Policy and Procedures for Transactions with Related Persons, Equity Award Policy, policy for communicating with the Board of Directors and Audit Committee policy regarding the pre-approval of audit, non-audit, tax and other services are available free of charge on our website at www.tenneco.com. In addition, we will make a copy of any of these documents available to any person, without charge, upon written request to Tenneco Inc., 500 North Field Drive, Lake Forest, Illinois 60045, Attn: General Counsel. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers of our Code of Ethical Conduct for Financial Managers and Statement of Business Principles by posting this information on our website at www.tenneco.com.

CEO and CFO Certifications

In 2006 our chief executive officer provided to the NYSE, the Pacific Stock Exchange and the Chicago Stock Exchange the annual CEO certification regarding our compliance with the corporate governance listing standards of those exchanges. In addition, our chief executive officer (and during the applicable periods, our interim management committee known as the Office of the Chief Executive) and chief financial officer filed with the Securities and Exchange Commission all required certifications regarding the quality of our disclosures in our fiscal 2006 SEC reports, including the certifications required to be filed with this Annual Report on Form 10-K. There were no qualifications to these certifications.

CONTRIBUTIONS OF MAJOR BUSINESSES

For information concerning our operating segments, geographic areas and major products or groups of products, see Note 11 to the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries included in Item 8. The following tables summarize for each of our operating segments for the periods indicated: (i) net sales and operating revenues; (ii) earnings before interest expense, income taxes and minority interest (“EBIT”); and (iii) expenditures for plant, property and equipment. You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 for information about certain costs and charges included in our results. You should also read Note 4 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change effective January 1, 2005, in our method for valuing inventory.

Net Sales and Operating Revenues:

	2006		2005		2004
		(Dollar Amounts in Millions)

North America	$1,966	42%	$2,034	46%	$1,966	47%
Europe, South America and India	2,387	51	2,110	48	1,940	46
Asia Pacific	436	9	371	8	380	9
Intergroup sales	(104)	(2)	(74)	(2)	(73)	(2)

Total	$4,685	100%	$4,441	100%	$4,213	100%

EBIT:

	2006		2005		2004
		(Dollar Amounts in Millions)

North America	$103	53%	$145	67%	$133	76%
Europe, South America and India	81	41	54	25	21	12
Asia Pacific	12	6	16	8	20	12

Total	$196	100%	$215	100%	$174	100%

Expenditures for plant, property and equipment:

	2006		2005		2004
		(Dollar Amounts in Millions)

North America	$100	59%	$74	51%	$55	43%
Europe, South America and India	51	30	54	38	59	45
Asia Pacific	19	11	16	11	16	12

Total	$170	100%	$144	100%	$130	100%

Interest expense, income taxes, and minority interest that were not allocated to our operating segments are:

	2006	2005	2004
	(Millions)

Interest expense (net of interest capitalized)	$136	$130	$179
Income tax expense (benefit)	3	25	(24)
Minority interest	6	2	4

DESCRIPTION OF OUR BUSINESS

We design, engineer, manufacture, market and sell automotive emission control and ride control systems and products, with 2006 revenues of $4.7 billion. We serve both original equipment manufacturers and replacement markets worldwide through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, and Fric Rottm ride control products and Walker®, Fonostm, and Gillettm emission control products.

As an automotive parts supplier, we produce individual component parts for vehicles as well as groups of components that are combined as modules or systems within vehicles. These parts, modules and systems are sold globally to most leading OEMs and throughout all aftermarket distribution channels.

Overview of Automotive Parts Industry

The automotive parts industry is generally separated into two categories: (1) “original equipment” or “OE” sales, in which parts are sold in large quantities directly for use by OEMs; and (2) “aftermarket” sales, in which parts are sold as replacement parts in varying quantities to a wide range of wholesalers, retailers and installers. In the OE market, parts suppliers are generally divided into tiers — “Tier 1” suppliers, who provide their products directly to OEMs, and “Tier 2” or “Tier 3” suppliers, who sell their products principally to other suppliers for combination into the other suppliers’ own product offerings.

Demand for automotive parts in the OE market is generally a function of the number of new vehicles produced, which in turn is a function of prevailing economic conditions and consumer preferences. In 2006, the number of light vehicles (i.e. passenger cars and light trucks) produced was 15.3 million in North America, 27.6 million in Europe, South America and India and 23.4 million in Asia Pacific. Worldwide new light vehicle production is forecasted to increase to over 68.9 million units in 2007 from approximately 66.3 million units in 2006. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by further penetrating business with existing customers and by gaining new customers and markets. Companies with global presence and advanced technology, engineering, manufacturing and support capabilities, such as our company, are, we believe, well positioned to take advantage of these opportunities.

Demand for aftermarket products is driven by the quality of OE parts, the number of vehicles in operation, the average age of the vehicle fleet, vehicle usage and the average useful life of vehicle parts. Although more vehicles are on the road than ever before, the aftermarket has experienced longer replacement cycles due to improved quality of OE parts and increases in average useful lives of automotive parts as a result of technological innovation. Suppliers are increasingly being required to deliver innovative aftermarket products that upgrade the performance or safety of a vehicle’s original components to drive aftermarket demand.

Industry Trends

Currently, we believe several significant existing and emerging trends are dramatically impacting the automotive industry. As the dynamics of the automotive industry change, so do the roles, responsibilities and relationships of its participants. Key trends that we believe are affecting automotive parts suppliers include:

Increasing Environmental Standards

Automotive parts suppliers and OE manufacturers are designing products and developing materials to respond to increasingly stringent environmental requirements, a growing diesel market, the demand for better fuel economy. Government regulations adopted over the past decade require substantial reductions in automobile tailpipe emission, longer warranties on parts of an automobile’s pollution control equipment and additional equipment to control fuel vapor emission. Some of these regulations also mandate more frequent emission inspections for the existing fleet of vehicles. Manufacturers have responded by focusing their efforts towards technological development to minimize pollution. As a leading supplier of emission control systems with strong technical capabilities, we believe we are well positioned to benefit from more rigorous environmental standards. For example, we developed the diesel particulate filter to meet stricter air quality regulations in Europe. We also have development contracts with North American light and medium-duty truck manufacturers for our particulate filter and De-NOx converter which can reduce particulate emissions by up to 90 percent and nitrogen oxide emissions by up to 60 percent.

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

Automotive parts customers are increasingly demanding technological innovation from suppliers to address more stringent emission and other regulatory standards and to improve vehicle performance. To develop innovative products, systems and modules, we have invested $88 million for 2006, $83 million for 2005 and $76 million for 2004, net of customer reimbursements, into engineering, research and development and we continuously seek to take advantage of our technology investments and brand strength by extending our products into new markets and categories. For example, we were the first supplier to develop and commercialize a diesel particulate filter that can virtually eliminate carbon and hydrocarbon emissions with minimal impact on engine performance.

We have expanded our competence in diesel particulate filters in Europe and are winning business in North America on these same applications. In addition, we supply Volvo and Audi with a computerized electronic suspension system that we co-developed with Öhlins Racing AB. As another example, in 2002 we extended our stability improvement valve technology to Europe which is similar to our acceleration sensitive damping technology used on our Monroe Reflex® premium aftermarket shock originally launched in North America in 1999.

Our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering, research and development expense for 2006, 2005, and 2004 has been reduced by $61 million, $51 million, and $46 million, respectively, for these reimbursements.

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

Outsourcing and Demand for Systems and Modules

OE manufacturers are increasingly moving towards outsourcing automotive parts and systems to simplify the vehicle assembly process, lower costs and reduce vehicle development time. Outsourcing allows OE manufacturers to take advantage of the lower cost structure of the automotive parts suppliers and to benefit from multiple suppliers engaging in simultaneous development efforts. Furthermore, development of advanced electronics has enabled formerly independent vehicle components to become “interactive,” leading to a shift in demand from individual parts to fully integrated systems. As a result, automotive parts suppliers offer OE manufacturers component products individually, as well as in a variety of integrated forms such as modules and systems:

•	“Modules” are groups of component parts arranged in close physical proximity to each other within a vehicle. Modules are often assembled by the supplier and shipped to the OEM for installation in a vehicle as a unit. Seats, instrument panels, axles and door panels are examples.

•	“Systems” are groups of component parts located throughout a vehicle which operate together to provide a specific vehicle function. Anti-lock braking systems, safety restraint systems, roll control systems, emission control systems and powertrain systems are examples.

This shift in demand towards fully integrated systems has created the role of the Tier 1 systems integrator. These systems integrators increasingly have the responsibility to execute a number of activities, such as design, product development, engineering, testing of component systems and purchasing from Tier 2 suppliers. We are an established Tier 1 supplier with more than ten years of product integration experience. We have modules or systems for various vehicle platforms in production worldwide and modules or systems for additional platforms under development. For example, we supply ride control modules for the DaimlerChrysler Caravan, the Nissan Pathfinder, the VW Transporter and the Peugeot 1007 and the emission control system for the Porsche Boxster, Nissan Xterra, Ford Focus/Mazda 3, DaimlerChrysler DR Ram, Jaguar XJ Type, GM Lamda, and Ford Super-Duty truck.

Global Consolidation of OE Customers

Given the trend in business combinations among vehicle manufacturers — such as the DaimlerChrysler merger and General Motors’ acquisition of Daewoo — as well as the global OE expansion over the last decade, OEMs are increasingly requesting suppliers to provide parts on a global basis. As the customer base of OEMs has consolidated and emerging markets have become more important to achieving growth, suppliers must be prepared to provide products any place in the world.

•	Growing Importance of Emerging Markets: Because the North American and Western European automotive markets are relatively mature, OE manufacturers are increasingly focusing on emerging markets for growth opportunities, particularly China, Eastern Europe, India and Latin America. This increased OE focus has, in turn, increased the growth opportunities in the aftermarkets in these regions.

•	Governmental Tariffs and Local Parts Requirements: Many governments around the world require that vehicles sold within their country contain specified percentages of locally produced parts. Additionally, some governments place high tariffs on imported parts.

•	Location of Production Closer to End Markets: OE manufacturers and parts suppliers have relocated production globally on an “onsite” basis that is closer to end markets. This international expansion allows suppliers to pursue sales in developing markets and take advantage of relatively lower labor costs.

With facilities around the world, including the key regions of North America, South America, Europe and Asia, we can supply our customers on a global basis.

Global Rationalization of OE Vehicle Platforms

OE manufacturers are increasingly designing “global platforms.” A global platform is a basic mechanical structure of a vehicle that can accommodate different features and is in production and/or development in more than one region. Thus, OE manufacturers can design one platform for a number of similar vehicle models. This allows manufacturers to realize significant economies of scale through limiting variations across items such as steering columns, brake systems, transmissions, axles, exhaust systems, support structures and power window and door lock mechanisms. We believe that this shift towards standardization will have a large impact on automotive parts suppliers, who should experience a reduction in production costs as OE manufacturers reduce variations in components. We also expect parts suppliers to experience higher production volumes per unit and greater economies of scale, as well as reduced total investment costs for molds, dies and prototype development. Light vehicle platforms of over one million units are expected to grow from 30 percent to 43 percent of global OE production from 2006 to 2011.

Extended Product Life of Automotive Parts

The average useful life of automotive parts — both OE and replacement — has been steadily increasing in recent years due to innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. As a result, although more vehicles are on the road than ever before, the global aftermarket has not grown as fast as the number of vehicles on the road. Accordingly, a supplier’s future viability in the aftermarket will depend, in part, on its ability to reduce costs and leverage its advanced technology and recognized brand names to maintain or achieve additional sales. As a Tier 1 OE supplier, we believe we are well positioned to leverage our products and technology into the aftermarket.

Changing Aftermarket Distribution Channels

From 1996 to 2006, the number of retail automotive parts stores increased 50 percent while the number of jobber stores declined more than 17 percent in North America. Major automotive aftermarket retailers, such as AutoZone and Advance Auto Parts, are attempting to increase their commercial sales by selling directly to automotive parts installers in addition to individual consumers. These installers have historically purchased from their local warehouse distributors and jobbers, who are our more traditional customers. This enables the retailers to offer the option of a premium brand, which is often preferred by their commercial customers, or a standard product, which is often preferred by their retail customers. We believe we are well positioned to respond to this trend in the aftermarket because of our focus on cost reduction and high-quality, premium brands.

Contracting Supplier Base

Over the past few years, automotive suppliers have been consolidating in an effort to become more global, have a broader, more integrated product offering and gain economies of scale in order to remain competitive amidst growing pricing pressures and increased outsourcing demands from the OEMs. Industry forecasters estimate that the number of U.S. based automotive parts suppliers will decrease from 3,000 in 2004 to 1,320 by 2008. In addition, the forecasters estimate that 65 percent of the companies disappearing will be liquidated, not acquired. A supplier’s viability in this market will depend, in part, on its ability to maintain and increase operating efficiencies and provide value-added services.

Analysis of Revenues

The following table provides, for each of the years 2006 through 2004, information relating to our net sales and operating revenues, by primary product lines and customer categories:

	Net Sales and
	Operating Revenues
	Years Ended December 31,
	2006	2005	2004
	(Millions)

Emission Control Systems & Products
Aftermarket	$385	$368	$365
OE market	2,592	2,390	2,287

	2,977	2,758	2,652

Ride Control Systems & Products
Aftermarket	692	653	630
OE market	1,016	1,030	931

	1,708	1,683	1,561

Total	$4,685	$4,441	$4,213

Brands

In each of our operating segments, we manufacture and market leading brand names. Monroe® ride control products and Walker® exhaust products are two of the most recognized brand names in the automotive parts industry. We emphasize product value differentiation with these and other key brands such as Monroe Sensa-Trac® and Reflex® (shock absorbers and struts), Quiet-Flow® (mufflers), DynoMax® (performance exhaust products), Rancho® (ride control products for the high performance light truck market) and Clevite® Elastomers (elastomeric vibration control components), and Lukey (performance exhaust and filters). In Europe, our Gillettm brand is recognized as a leader in developing highly engineered exhaust systems for OE customers.

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

Worldwide we serve more than 35 different OE manufacturers, and our products or systems are included on 9 of the top 10 passenger car models produced for sale in Europe and 9 of the top 10 SUV and light truck models produced for sale in North America for 2006. During 2006, our OE customers included:

North America
AM General
CAMI Automotive
Caterpillar
Club Car
Daimler Chrysler/Freightliner
E-Z Go Golf Car
Ford
General Motors
Harley-Davidson
Honda
Mazda (Auto Alliance)
Motor Coach Industries
Navistar
Nissan
Paccar
Toyota
Volkswagen
Volvo Truck

South America
Daimler Chrysler
Fiat
Ford
General Motors
PSA Peugeot Citroen
Renault
Scania
Toyota
Volkswagen	Europe
BMW
Daimler Chrysler
Fiat
Ford
General Motors
Nissan
Paccar
Porsche
PSA Peugeot Citroen
Renault
Scania
Suzuki
Toyota
Volkswagen
Volvo Truck

Australia
Club Car
Ford
General Motors
Mazda
Mitsubishi
Nissan
Toyota
Asia
BMW
Chang’an Automobile
Daimler Chrysler
Dongfeng Motor Co.
First Auto Works
Ford
General Motors
Jinbei Automobile Co.
Isuzu
Mitsubishi
PSA Peugeot Citroen
Renault
Shanghai Automotive (SAIC)
Volkswagen

India
General Motors
Mahindra & Mahindra
Suzuki
TATA Motors
Toyota
TVS Motors

During 2006, our aftermarket customers were comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. These customers included such wholesalers and retailers as

National Auto Parts Association (NAPA), Advance Auto Parts, Uni-Select and O’Reilly Automotive in North America and Temot, Group Auto Union, Kwik-Fit Europe and Auto Distribution International in Europe. We believe we have a balanced mix of aftermarket customers, with our top 10 aftermarket customers accounting for 37 percent of our total net aftermarket sales and only 23 percent of our total net sales for 2006.

General Motors accounted for approximately 14 percent, 17 percent, and 18 percent of our net sales in 2006, 2005 and 2004, respectively; Ford accounted for approximately 11 percent, 12 percent and 12 percent of our net sales in 2006, 2005 and 2004, respectively; Volkswagen accounted for approximately 11 percent, 9 percent and 11 percent of our net sales in 2006, 2005 and 2004, respectively; and Daimler Chrysler accounted for approximately 11 percent, 9 percent and 8 percent of our net sales in 2006, 2005 and 2004, respectively. No other customer accounted for more than 5 percent of our net sales for any of those years.

Competition

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

Seasonality

Our business is somewhat seasonal. OE manufacturers’ production requirements have historically been higher in the first two quarters of the year as compared to the last two quarters. Production requirements tend to decrease in the third quarter due to plant shutdowns for model changeovers. In addition, we believe this seasonality is due, in part, to consumer demand for new vehicles softening during the holiday season and as a result of the winter months in North America and Europe. Also, the major North American OE manufacturers generally close their production facilities for the last two weeks of the year. Our aftermarket business also experiences seasonality. Demand for aftermarket products increases during the spring as drivers prepare for the summer driving season. Although seasonality does impact our business, actual results may vary from the above trends due to timing of platform launches and other production related events.

Emission Control Systems

Vehicle emission control products and systems play a critical role in safely conveying noxious exhaust gases away from the passenger compartment and reducing the level of pollutants and engine exhaust noise to an acceptable level. Precise engineering of the exhaust system — from the manifold that connects an engine’s exhaust ports to an exhaust pipe, to the catalytic converter that eliminates pollutants from the exhaust, to the muffler — leads to a pleasant, tuned engine sound, reduced pollutants and optimized engine performance.

We design, manufacture and distribute a variety of products and systems designed to optimize engine performance, acoustic tuning and weight, including the following:

•	Mufflers and resonators — Devices to provide noise elimination and acoustic tuning;

•	Catalytic converters — Devices — consisting of a substrate coated with precious metals enclosed in a steel casing — used to convert harmful gaseous emission, such as carbon monoxide, from a vehicle’s exhaust system into harmless components such as water vapor and carbon dioxide;

•	Exhaust manifolds — Components that collect gases from individual cylinders of a vehicle’s engine and direct them into a single exhaust pipe;

•	Pipes — Utilized to connect various parts of both the hot and cold ends of an exhaust system;

•	Hydroformed tubing — Forms into various geometric shapes, such as Y-pipes or T-pipes, which provides optimization in both design and installation as compared to conventional pipes;

•	Hangers and isolators — Used for system installation and noise and vibration elimination;

•	Diesel Particulate Filters — Devices to eliminate particulate matter emitted from diesel engines; and

•	Selective Catalytic Reduction (SCR) systems — Devices which reduce Nitrogen Oxide (NOx) emissions from diesel powertrains.

We entered this product line in 1967 with the acquisition of Walker Manufacturing Company, which was founded in 1888. With the acquisition of Heinrich Gillet GmbH & Co. in 1994, we also became one of Europe’s leading OE emission control systems suppliers. When the term “Walker” is used in this document, it refers to our subsidiaries and affiliates that produce emission control products and systems.

We supply our emission control offerings to over 32 vehicle-makers for use on over 140 vehicle models, including 7 of the top 10 passenger cars produced for sale in Europe and 6 of the top 10 SUVs and light trucks produced for sale in North America in 2006.

With respect to catalytic converters, we buy the substrate coated with precious metals, or sometimes the completed catalytic converter, from third parties, use them in our manufacturing process and sell them as part of the completed system. This often occurs at the direction of the OE customers. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on our sales of these products.

In the aftermarket, we manufacture, market and distribute replacement mufflers for virtually all North American, European, and Asian makes of light vehicles under brand names including Quiet-Flow®, TruFit® and Aluminox Protm, in addition to offering a variety of other related products such as pipes and catalytic converters (Walker Perfection®). We also serve the specialty exhaust aftermarket, where our key offerings include Mega-Flowtm exhaust products for heavy-duty vehicle applications and DynoMax® high performance exhaust products. We continue to emphasize product value differentiation with other aftermarket brands such as Thrush® and Fonostm.

The following table provides, for each of the years 2006 through 2004, information relating to our sales of emission control products and systems for certain geographic areas:

	Percentage of Net Sales
	Years Ended December 31,
	2006	2005	2004

United States
Aftermarket	19%	18%	18%
OE market	81	82	82

	100%	100%	100%

Foreign Sales
Aftermarket	10%	11%	11%
OE market	90	89	89

	100%	100%	100%

Total Sales by Geographic Area(a)
United States	29%	33%	33%
European Union	49	46	45
Canada	5	7	8
Other areas	17	14	14

	100%	100%	100%

(a)	See Note 11 to the consolidated financial statements included under Item 8 for information about our foreign and domestic operations. See Item 1A, “Risk Factors — We are subject to risks related to our international operations” and “— Exchange rate fluctuations could cause a decline in our financial conditions and results of operations” for information about the risks associated with foreign operations.

Ride Control Systems

Superior ride control is governed by a vehicle’s suspension system, including its shock absorbers and struts. Shock absorbers and struts help maintain vertical loads placed on a vehicle’s tires to help keep the tires in contact with the road. A vehicle’s ability to steer, brake and accelerate depends on the contact between the vehicle’s tires and the road. Worn shocks and struts can allow excess weight transfer from side to side, which is called “roll,” from front to rear, which is called “pitch,” and up and down, which is called “bounce.” Variations in tire-to-road contact can affect a vehicle’s handling and braking performance and the safe operation of a vehicle. Shock absorbers are designed to control vertical loads placed on tires by providing resistance to vehicle roll, pitch and bounce. Thus, by maintaining the tire to road contact, ride control products are designed to function as safety components of a vehicle, in addition to providing a comfortable ride.

We design, manufacture and distribute a variety of ride control products and systems. Our ride control offerings include:

•	Shock absorbers — A broad range of mechanical shock absorbers and related components for light- and heavy-duty vehicles. We supply both twin-tube and monotube shock absorbers to vehicle manufacturers and the aftermarket;

•	Struts — A complete line of struts and strut assemblies for light vehicles;

•	Vibration control components (Clevite® Elastomers) — Generally rubber-to-metal bushings and mountings to reduce vibration between metal parts of a vehicle. Our offerings include a broad range of suspension arms, rods and links for light- and heavy-duty vehicles;

•	Kinetic® Suspension Technology — A suite of roll control, near equal wheel loading systems ranging from simple mechanical systems to complex hydraulic systems featuring proprietary and patented technology. The Kinetic® Suspension Technology was incorporated on the Citroen World Rally Car that was featured in the World Rally Championship 2003, 2004 and 2005. Additionally, the Kinetic® Suspension Technology was incorporated on the Lexus GX 470 sport utility vehicle which resulted in winning the PACE Award;

•	Advanced suspension systems — Electronically adjustable shock absorbers and suspension systems that change performance based on vehicle inputs such as steering and braking; and

•	Other — We also offer other ride control products such as load assist products, springs, steering stabilizers, adjustable suspension systems, suspension kits and modular assemblies.

We supply our ride control offerings to over 35 vehicle-makers for use on over 160 vehicle models, including 8 of the top 10 SUV and light truck models produced for sale in North America for 2006. We also supply OE ride control products and systems to a range of heavy-duty and specialty vehicle manufacturers including Volvo Truck, Scania, International Truck and Engine (Navistar), PACCAR.

In the ride control aftermarket, we manufacture, market and distribute replacement shock absorbers for virtually all North American, European and Asian makes of light vehicles under several brand names including Gas Matic®, Sensa-Trac®, Monroe Reflex® and Monroe Adventure®, as well as Clevite® Elastomers for elastomeric vibration control components. We also sell ride control offerings for the heavy duty, off-road and specialty aftermarket, such as our Gas-Magnum® shock absorbers for the North American heavy-duty category.

We entered the ride control product line in 1977 with the acquisition of Monroe Auto Equipment Company, which was founded in 1916 and introduced the world’s first modern tubular shock absorber in 1930. When the term “Monroe” is used in this document it refers to our subsidiaries and affiliates that produce ride control products and systems.

The following table provides, for each of the years 2006 through 2004, information relating to our sales of ride control equipment for certain geographic areas:

	Percentage of Net Sales
	Years Ended December 31,
	2006	2005	2004

United States
Aftermarket	53%	46%	47%
OE market	47	54	53

	100%	100%	100%

Foreign Sales
Aftermarket	33%	33%	35%
OE market	67	67	65

	100%	100%	100%

Total Sales by Geographic Area(a)
United States	38%	42%	43%
European Union	33	32	34
Canada	6	4	4
Other areas	23	22	19

	100%	100%	100%

(a)	See Note 11 to the consolidated financial statements included under Item 8 for information about our foreign and domestic operations. See Item 1A, “Risk Factors — We are subject to risks related to our international operations” and “— Exchange rate fluctuations could cause a decline in our financial conditions and results of operations” for information about the risks associated with foreign operations.

Sales, Marketing and Distribution

We have separate and distinct sales and marketing efforts for our OE and aftermarket businesses.

For OE sales, our sales and marketing team is an integrated group of professionals, including skilled engineers and program managers that are organized by customer and product type (e.g., ride control and emission control). Our sales and marketing team provides the appropriate mix of operational and technical expertise needed to interface successfully with the OEMs. Our new business “capture process” involves working closely with the OEM platform engineering and purchasing team. Bidding on OE automotive platforms typically encompasses many months of engineering and business development activity. Throughout the process, our sales team, program managers and product engineers assist the OE customer in defining the project’s technical and business requirements. A normal part of the process includes our engineering and sales personnel working on customers’ integrated product teams, and assisting with the development of component/system specifications and test procedures. Given that the OE business involves long-term production contracts awarded on a platform-by-platform basis, our strategy is to leverage our engineering expertise and strong customer relationships to obtain platform awards and increase operating margins.

For aftermarket sales and marketing, our sales force is generally organized by customer and region and covers multiple product lines. We sell aftermarket products through five primary channels of distribution: (1) the traditional three-step distribution system: full line warehouse distributors, jobbers and installers; (2) the specialty two-step distribution system: specialty warehouse distributors that carry only specified automotive product groups and installers; (3) direct sales to retailers; (4) direct sales to installer chains; and (5) direct sales to car dealers. Our aftermarket sales and marketing representatives cover all levels of the distribution channel, stimulating interest in our products and helping our products move through the distribution system. Also, to generate demand for our products from end-users, we run print and television advertisements and offer pricing promotions. We were one of the first parts manufacturers to offer business-to-business services to customers with TA-Direct, an on-line order entry and customer service tool. In addition, we maintain detailed web sites for each of the Walker®, Monroe®, Rancho® and DynoMax® brands and our heavy duty products.

Manufacturing and Engineering

We focus on achieving superior product quality at the lowest operating costs possible and generally use state-of-the-art manufacturing processes to achieve that goal. Our manufacturing strategy centers on a lean production system designed to reduce overall costs — especially indirect costs — while maintaining quality standards and reducing manufacturing cycle time. In addition, we have implemented Six Sigma in our processes to minimize product defects and improve operational efficiencies. We deploy new technology where it makes sense to differentiate our processes from our competitors’ or to achieve balance in one-piece flow through production lines.

Emission Control

Our consolidated businesses operate 14 emission control manufacturing facilities in the U.S. and 39 emission control manufacturing facilities outside of the U.S. We operate ten of these international facilities through joint ventures in which we own a controlling interest. We also operate four additional manufacturing facilities outside of the U.S. through four joint ventures in which we hold a noncontrolling interest. We operate five emission control engineering and technical facilities worldwide and two other such facilities with our ride control operations.

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

In an effort to further improve our OE customer service and position ourselves as a Tier-1 OE systems supplier, we have been developing some of our emission control manufacturing operations into “just-in-time” or “JIT” systems. In this system, a JIT facility located close to our OE customer’s manufacturing plant receives product components from both our manufacturing operations and independent suppliers, assembles and then ships products to the OEMs on an as-needed basis. To manage the JIT functions and material flow, we have advanced computerized material requirements planning systems linked with our customers’ and supplier partners’ resource management systems. We have five emission control JIT assembly facilities in the United States and 20 in the rest of the world, including three that are operated through non-controlled joint ventures.

During the 1990’s, we expanded our converter and emission system design, development, test and manufacturing capabilities. Our engineering capabilities now include advanced predictive design tools, advanced prototyping processes and state-of-the-art testing equipment. This expanded technological capability makes us a “full system” integrator, supplying complete emission control systems from the manifold to the tailpipe, to provide full emission and noise control. It also allows us to provide JIT delivery and, when feasible, sequence delivery of emission control systems to meet customer production requirements. For 2003, we introduced our new Tubular Integrated (catalytic) Converter (“TIC”) to major vehicle manufacturers in North America. The TIC shortens production time, reduces manufacturing cost by up to 25 percent and reduces weight by up to 20 percent using a new cold-formed, weld-free production process.

Ride Control

Our consolidated businesses operate eight ride control manufacturing facilities in the U.S. and 22 ride control manufacturing facilities outside the U.S. We operate two of these international facilities through joint ventures in which we own a controlling interest. We operate seven engineering and technical facilities worldwide and share two other such facilities with our emission control operations.

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

As in the emission control business, in an effort to further improve our OE customer service and position us as a Tier 1 OE module supplier, we have been developing some of our manufacturing operations into JIT systems. We have one JIT ride control assembly facility in the United States and four additional JIT ride control facilities in the rest of the world.

In designing our shock absorbers and struts, we use advanced engineering and test capabilities to provide product reliability, endurance and performance. Our engineering capabilities feature advanced computer aided design equipment and testing facilities. Our dedication to innovative solutions has led to such technological advances as:

•	Adaptive damping systems — adapts to the vehicle’s motion to better control undesirable vehicle motions;

•	Electronically adjustable suspensions — changes suspension performance based on a variety of inputs such as steering, braking, vehicle height, and velocity; and

•	Air leveling systems — manually or automatically adjust the height of the vehicle.

Conventional shock absorbers and struts generally compromise either ride comfort or vehicle control. Our innovative grooved-tube, gas-charged shock absorbers and struts provide both ride comfort and vehicle control, resulting in improved handling, reduced vibration and a wider range of vehicle control. This technology can be found in our premium quality Sensa-Trac® shock absorbers. In late 1997, we further enhanced this technology by adding the SafeTechtm fluon banded piston, which improves shock absorber performance and durability. In 1999, we introduced the Monroe Reflex® shock absorber, which incorporates our Impact Sensortm device. This technology permits the shock absorber to automatically switch in milliseconds between firm and soft compression damping when the vehicle encounters rough road conditions, thus maintaining better tire-to-road contact and improving handling and safety. We supply Volvo with an innovative computerized electronic suspension system, which features dampers developed by Tenneco and electronic valves designed by Öhlins Racing AB.

The continuously controlled electronic suspension (“CES”) ride control system is featured on Volvo’s S60R, V70R, and S80R (4C-2WD) passenger cars. CES is also available as an option on the Volvo S60, V70, S80 and XC70. In 2005, Audi began offering CES as an option on the Audi A6 and the A6 Avant.

Quality Control

Quality control is an important part of our production process. Our quality engineers establish performance and reliability standards in the product’s design stage, and use prototypes to confirm the component/system can be manufactured to specifications. Quality control is also integrated into the manufacturing process, with shop operators being responsible for quality control of their specific work product. In addition, our inspectors test work-in-progress at various stages to ensure components are being fabricated to meet customers’ requirements.

We believe our commitment to quality control and sound management practices and policies is demonstrated by our successful participation in the International Standards Organization/Quality Management Systems certification process (“ISO/TS”). ISO/TS certifications are semi-annual or annual audits that certify that a company’s facilities meet stringent quality and business systems requirements. Without ISO or TS certification, we would not be able to supply our products for the aftermarket or the OE market, respectively, either locally or globally. Of those manufacturing facilities where we have determined that TS certification is required to service our customers or would provide us with an advantage in securing additional business,

88 percent have achieved TS 16949:2002 certification. We plan to complete the certification of the remaining plants by year end 2008. Of those manufacturing facilities where we have determined that ISO 9000 certification is required or would provide us with an advantage in securing additional business, 100 percent have achieved ISO 9000 certification.

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

Leverage Global Engineering and Advanced System Capabilities

We continue to focus on the development of highly engineered systems and complex assemblies and modules, which are designed to provide value-added solutions to customers and generally increase vehicle content and carry higher profit margins than individualized components. We have developed integrated, electronically linked global engineering and manufacturing facilities, which we believe help us to maintain our presence on top-selling vehicles. We have more than 10 years of experience in integrating systems and modules. In addition, our JIT and in-line sequencing manufacturing and distribution capabilities have enabled us to better respond to our customers needs. We operate 30 JIT facilities worldwide.

“Own” the Product Life Cycle

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

Commercialize Innovative, Value-Added Products

To differentiate our offerings from those of our competitors, we focus on commercializing innovative, value-added products, both on our own and through strategic alliances, with emphasis on highly engineered systems and complex assemblies and modules. We seek to continually identify and target new, fast-growing niche markets and commercialize our new technologies for these markets, as well as our existing markets. For example, our exclusive Kinetic® Dynamic Suspension System, a version of the Kinetic® Reversible Function Stabilizer Technology, is featured as an option on the Lexus GX470 sports utility vehicle through a licensing arrangement between us and Lexus.

Expand Our Aftermarket Business

We manufacture and market leading brand name products. Monroe® ride control products and Walker® emission control products, which have been offered to consumers for approximately 75 years, are two of the most recognized brand name products in the automotive parts industry. We continue to emphasize product value differentiation with these brands and our other primary brands, including:

•	The Monroe Reflex® shock absorber which features an Acceleration Sensitive Damping Technology (ASD) to maintain better tire-to-road contact and improve handling and safety for high center of gravity vehicles (SUVs and light trucks) requiring more control;

•	The Monroe Sensa-Trac® line of shock absorbers, that has been enhanced by the PSD (Position Sensitive Damping) technology which offers both comfort and control when you need it;

•	Walker’s Quiet-Flow® muffler, which features an open flow design that increases exhaust flow, improves sound quality and significantly reduces exhaust back pressure when compared to other replacement mufflers;

•	Rancho® ride control products provides on and off road performance for both stock or raised light truck vehicles;

•	DynoMax®, which offers a complete line of mufflers, cat-back performance exhaust systems, headers and pipes engineered to increase the efficiency, horsepower, torque and sound of virtually any car, truck, or light vehicle;

•	Walker Ultratm catalytic converters, which offer a higher loading of precision metals to help problematic vehicles pass emissions testing;

•	Monroe® Dynamics and Ceramics brakes offer the Complete Solution, combining wire wear sensors, hardware and lube allowing installers to do the job right the first time; and

•	In European markets, Walkertm and Aluminox Protm mufflers.

We are capitalizing on our brand strength by incorporating newly acquired product lines within existing product families. We believe brand equity is a key asset in a time of customer consolidation and merging channels of distribution.

Our plans to expand our aftermarket business are focused on four key marketing initiatives: new product introductions; building customer and industry awareness of the maintenance, performance and other benefits of ensuring that a vehicle’s ride control systems are in good working condition; adding coverage to current brands; and extending our brands and aftermarket penetration to new product segments. For example, in North America we introduced a ride control line extension with the Quick Strut. This strut is a completed module that incorporates the spring and upper mount, resulting in a much easier installation. This allows installers quicker turn over of vehicles in their bay and the opportunity for do it yourself consumers to perform a task that previously required special tools and skills. In addition, Monroe® Dynamics and Ceramic Disc brake pads were introduced in the United States in 2006. We also created the Monroe® 50,000 mile replacement campaign to help increase customer and industry awareness. The campaign is being advertised via radio and outdoor billboards throughout the United States and Canada stating “Monroe® Recommends Replacing Your Shocks and Struts at 50,000 Miles.” We will continue to carry that message to consumers and the trade in 2007, again utilizing billboards, radio spots and ads in both trade and consumer magazines. We are exploring a number of opportunities to extend our existing well-known brands, such as Monroe®, and our product line generally, to aftermarket product segments not previously served. We believe that, when combined with our expansive customer service network, these initiatives will yield incremental aftermarket revenues.

Achieve Greater Content per Vehicle

As a result of increasing emissions standards we believe that available emission control content per light vehicle will rise over the next several years. We believe that consumers’ greater emphasis on automotive safety could also allow available ride control content per light vehicle to rise. In addition, advanced technologies and modular assemblies represent an opportunity to increase vehicle content. For example, our innovative CES system, which we supply on several Volvo and Audi passenger cars, increases our content revenues seven-fold compared to a standard shock offering. We plan to take advantage of these trends by leveraging our existing position on many top-selling vehicle platforms and by continuing to enhance our modular/systems capabilities.

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

We have developed a strategic alliance with Futaba, a leading exhaust manufacturer in Japan that also includes a joint venture operation in Burnley, England. We also have an alliance with Hitachi (as successor to Tokico Ltd. following its acquisition of Tokico), a leading Japanese ride control manufacturer. These alliances help us grow our business with Japan-based OEMs by leveraging the geographical presence of each partner to serve Japan-based global platforms. We have established a presence in Thailand through a joint venture that supplies exhaust components for GMIsuzu. Our joint venture operations in Dalian and Shanghai, China have established us as one of the leading exhaust suppliers in the rapidly growing Chinese automotive market. We also operate joint ventures with Eberspächer International GmbH to supply emission control products and systems for luxury cars produced by BMW and Audi in China, and with Chengdu Lingchuan Mechanical Plant to supply emission control products and systems for various Ford platforms produced in China.

We recently announced that we are expanding our operations in China with investment in both manufacturing and engineering facilities. We opened our first solely-owned operation in China, an elastomer manufacturing facility in Suzhou. In addition, we are extending our joint venture with Shanghai Tractor and Engine Company, a subsidiary of Shanghai Automotive Industry Corp., by establishing an engineering center to develop automotive exhaust products. The engineering center opened during the fourth quarter of 2006. Finally, we increased our ownership stake in the Beijing Monroe Shock Absorber Co. Ltd. (a joint venture with Beijing Automotive Industry Corp.) from 51 percent to 65 percent.

In February 2005, we acquired substantially all the exhaust assets, and assumed certain related liabilities of, Gabilan Manufacturing Inc., a manufacturer of exhaust systems for Harley-Davidson Motorcycles. The acquisition represents an example of our strategy to grow through niche opportunities.

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

Improve Efficiency and Reduce Costs

We are a process-oriented company and have implemented and are continuing to implement several programs designed to improve efficiency and reduce costs, including:

•	In February 2006, we announced a workforce reduction at certain of our global locations as part of our ongoing effort to reduce our cost structure. We recorded a pre-tax charge of approximately $8 million during 2006 for severance and other benefits related to this reduction in force, substantially all of which have been paid in cash.

•	We are successfully completing the workforce reduction announced in October 2004 which eliminated 250 salaried positions worldwide. The majority of the eliminated positions are at the middle and senior management levels. As of December 31, 2006, we have incurred $23 million in severance costs. Of the total $23 million in severance costs incurred to date, $21 million represents cash payments with the remainder accrued in other short-term liabilities.

•	We have successfully completed Project Genesis, our primary initiative for improving global manufacturing and distribution efficiency. Since launching Project Genesis in December 2001, we have reduced excess manufacturing capacity and costs. We have closed eight facilities and improved workflow at 20 plants worldwide.

•	We anticipate long-term savings through our Six Sigma program, a methodology and approach designed to minimize product defects and improve operational efficiencies.

•	We have implemented a Lean manufacturing program to reduce costs, inventories and customer lead times while improving delivery.

•	We have adopted the Business Operating System (“BOS”), a disciplined system to promote and manage continuous improvement. BOS focuses on the assembly and analysis of data for quick and effective problem resolution to create more efficient and profitable operations.

•	We are using Economic Value Added (“EVA®[1]”), a financial tool that more effectively measures how efficiently we employ our capital resources, and have linked the successful application of this management discipline to our incentive compensation program.

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

Reduce Borrowings and Improve Cash Flow

We are focused on a core set of goals designed to reduce borrowings and improve cash flow: (i) continuing to reduce selling, general and administrative expenses plus engineering, research and development costs (“SGA&E”) as a percentage of sales, while continuing to invest in sales and engineering; (ii) extracting significant cash flow from working capital initiatives; (iii) offsetting to the greatest extent possible pressures on overall gross margins in a challenging economic environment; and (iv) strengthening existing customer relationships and winning new long-term OE business.     .

Environmental Matters

We estimate that we and our subsidiaries will make expenditures for plant, property and equipment for environmental matters of approximately $7 million in 2007 and approximately $4 million in 2008.

For additional information regarding environmental matters, see Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental and Other Matters,” and Note 12 to the financial statements of Tenneco Inc. and Consolidated Subsidiaries included under Item 8.

Employees

As of December 31, 2006, we had approximately 19,000 employees of which approximately 50 percent are covered by collective bargaining agreements. Approximately 23 percent of our employees that are covered by collective bargaining agreements are also governed by European works councils. Several of our existing labor agreements in the United States and Mexico are scheduled for renegotiation in 2007, in addition to five agreements expiring in Europe covering plants in Spain, France, Belgium, Portugal and the United Kingdom. We regard our employee relations as generally satisfactory.

Other

The principal raw material utilized by us is steel. We obtain steel from a number of sources pursuant to various contractual and other arrangements. We believe that an adequate supply of steel can presently be

1 EVA is a registered trademark of Stern Stewart & Co

obtained from a number of different domestic and foreign suppliers. However, we are actively addressing higher steels costs which are expected to continue through 2007. See “Outlook” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We hold a number of domestic and foreign patents and trademarks relating to our products and businesses. We manufacture and distribute our products primarily under the Walker® and Monroe® brand names, which are well-recognized in the marketplace and are registered trademarks. The patents, trademarks and other intellectual property owned by or licensed to us are important in the manufacturing, marketing and distribution of our products.

ITEM 1A. RISK FACTORS.

Changes in consumer demand and prices could materially and adversely impact our financial condition and results of operations.

Demand for and pricing of our products are subject to economic conditions and other factors present in the various domestic and international markets where the products are sold. Demand for our OE products is subject to the level of consumer demand for new vehicles that are equipped with our parts. The level of new light vehicle purchases is cyclical, affected by such factors as interest rates, consumer confidence, patterns of consumer spending, fuel cost and the automobile replacement cycle. For example, sales of North American light trucks and SUV’s decreased by 14 percent in 2006 as compared to 2005, as consumers shifted their preferences from light trucks and SUVs to other vehicles in light of higher fuel costs. Because the percentage of our North American OE revenues related to light trucks and SUVs is greater than the percentage of the total North American light vehicle build rate represented by light trucks and SUVs, our North American OE business is sensitive to this change in consumer preferences. Demand for our aftermarket, or replacement, products varies based upon such factors as the level of new vehicle purchases, which initially displaces demand for aftermarket products, the severity of winter weather, which increases the demand for certain aftermarket products, and other factors, including the average useful life of parts and number of miles driven. Further decreases in demand for automobiles and automotive products generally, or in the demand for our products in particular, could materially and adversely impact our financial condition and results of operations.

We may be unable to realize sales represented by our awarded business, which could materially and adversely impact our financial condition and results of operations.

The realization of future sales from awarded business is inherently subject to a number of important risks and uncertainties, including the number of vehicles that our OE customers will actually produce, the timing of that production and the mix of options that our OE customers and consumers may choose. Substantially all of our North American vehicle manufacturing customers have slowed or maintained at flat levels new vehicle production for the past several years. For example, production rates for SUVs and light trucks decreased 1.8 percent in 2005 compared to 2004 and 8.0 percent in 2006 compared to 2005 while production rates for passenger cars increased 2.7 percent in 2005 compared to 2004 and 5.0 percent in 2006 compared to 2005. We remain cautious regarding production volumes for 2007 due to rising oil and steel prices, current OE manufacturers’ inventory levels and uncertainty regarding the willingness of OE manufacturers to continue support to vehicle sales. Production rates for SUVs and light trucks in North America are expected to increase by 3.9 percent while passenger car production rates are expected to decrease by 5.0 percent in 2007. We expect the light vehicle build for Asia to significantly increase in 2007 and production rates in Eastern Europe and South America to increase slightly. All other regions are expected to remain flat. In addition, our customers generally have the right to replace us with another supplier at any time for a variety of reasons and have increasingly demanded price decreases over the life of awarded business. Accordingly. we cannot assure you that we will in fact realize any or all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our financial condition and results of operations.

In many cases, we must commit substantial resources in preparation for production under awarded OE business well in advance of the customer’s production start date. In certain instances, the terms of our OE customer arrangements permit us to recover these pre-production costs if the customer cancels the business through no fault of our company. Although we have been successful in recovering these costs under appropriate circumstances in the past, we can give no assurance that our results of operations will not be materially impacted in the future if we are unable to recover these types of pre-production costs related to OE cancellation of awarded business.

We are dependent on large customers for future revenue. The loss of any of these customers or the loss of market share by these customers could have a material adverse impact on us.

We depend on major vehicle manufacturers for a substantial portion of our net sales. For example, during 2006, General Motors, Ford, Volkswagen, and DaimlerChrysler accounted for 14 percent, 11 percent, 11 percent, and 11 percent of our net sales, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may make fewer sales to these customers for a variety of reasons, including: (1) loss of awarded business; (2) reduced or delayed customer requirements; or (3) strikes or other work stoppages affecting production by the customers. In 2006, Ford announced a plan to significantly reduce the number of its global suppliers. While we currently believe that our relationship with Ford will not be impacted by this plan, any significant reduction in sales to Ford could have a material adverse effect on us.

During the past several years, General Motors, Ford and Daimler Chrysler have lost market share in the United States, primarily to Asian competitors. While revenue from Japanese automakers represented approximately 20 percent of our North American OE sales in 2006 and we are actively targeting Korean automakers, any further market share loss by these North American- and European-based automakers could, if we are unable to achieve increased sales to the Asian OE manufacturers, have a material adverse effect on our business.

Financial difficulties facing other automotive companies may have an adverse impact on us.

A number of companies in the automotive industry are, and over the last several years have been, facing severe financial difficulties. As a result, there have been numerous recent bankruptcies of companies in the automotive industry, including the 2005 bankruptcy of Delphi Corporation, one of the world’s largest automotive parts suppliers. In addition, Dana Corporation filed for bankruptcy protection in March 2006. Severe financial difficulties at any major automotive manufacturer or automotive supplier could have a significantly disruptive effect on the automotive industry in general, including by leading to labor unrest, supply chain disruptions and weakness in demand. In particular, severe financial difficulties at any of our major suppliers could have a material adverse effect on us if we are unable to obtain on a timely basis the quantity and quality of components we require to produce our products. In addition, such financial difficulties at any of our major customers could have a material adverse impact on us if such customer was unable to pay for the products we provide or we experienced a loss of, or material reduction in, business from such customer.

The hourly workforce in the automotive industry is highly unionized and our business could be adversely affected by labor disruptions.

Although we consider our current relations with our employees to be satisfactory, if major work disruptions were to occur, our business could be adversely affected by, for instance, a loss of revenues, increased costs or reduced profitability. We have not experienced a material labor disruption in our workforce in the last ten years, but there can be no assurance that we will not experience a material labor disruption at one of our facilities in the future in the course of renegotiation of our labor arrangements or otherwise. In addition, substantially all of the hourly employees of North American vehicle manufacturers and many of their other suppliers are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America under collective bargaining agreements. Vehicle manufacturers and such suppliers and their employees in other countries are also subject to labor agreements. A work stoppage or strike at our production facilities, at those of a significant customer, or at a significant supplier of ours or any of our customers could have an adverse impact on us by disrupting demand for our products and/or our ability to manufacture our products.

We have experienced significant increases in raw materials pricing, and further changes in the prices of raw materials could have a material adverse impact on us.

Significant increases in the cost of certain raw materials used in our products, to the extent they are not timely reflected in the price we charge our customers or otherwise mitigated, could materially and adversely impact our results. For example, since 2004, we have experienced significant increases in processed metal and steel prices. High steel prices are expected to continue into the foreseeable future. We expect that the pricing environment for steel will increase our costs by up to $100 million in 2007. We worked hard in 2005 and 2006 and continue to work hard to address this issue by evaluating alternative materials and processes, reviewing material substitution opportunities, increasing component and assembly outsourcing to low cost countries and aggressively negotiating with our customers to allow us to recover these higher costs from them. In addition to these actions, we continue to pursue productivity initiatives and review opportunities to reduce costs through restructuring activities. The situation remains fluid as we continue to pursue these actions and, at this point, we cannot assure you that these actions and recent increases in new business awards will be effective in containing margin pressures from these significant raw materials price increases. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Outlook” included in Item 7 for more information.

The cyclicality of automotive production and sales could cause a decline in our financial condition and results.

A decline in automotive sales and production would likely cause a decline in our sales to vehicle manufacturers, and could result in a decline in our results of operations and financial condition. The automotive industry has been characterized historically by periodic fluctuations in overall demand for vehicles due to, among other things, changes in general economic conditions and consumer preferences. These fluctuations generally result in corresponding fluctuations in demand for our products. The highly cyclical nature of the automotive industry presents a risk that is outside our control and that cannot be accurately predicted. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Outlook” included in Item 7 for more information.

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

From time to time, we receive product warranty claims from our customers, pursuant to which we may be required to bear costs of repair or replacement of certain of our products. Vehicle manufacturers are increasingly requiring their outside suppliers to guarantee or warrant their products and to be responsible for the operation of these component products in new vehicles sold to consumers. Warranty claims may range from individual customer claims to full recalls of all products in the field. We cannot assure you that costs associated with providing product warranties will not be material, or that those costs will not exceed any amounts reserved for them in our financial statements. For a description of our accounting policies regarding warranty reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in Item 7.

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

We vigorously defend ourselves in connection with all of the matters described above. We cannot, however, assure you that the costs, charges and liabilities associated with these matters will not be material, or that those costs, charges and liabilities will not exceed any amounts reserved for them in our financial statements. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental and Other Matters,” included in Item 7 for further description.

We may have difficulty competing favorably in the highly competitive automotive parts industry.

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

The decreasing number of automotive parts customers and suppliers could make it more difficult for us to compete favorably.

Our financial condition and results of operations could be adversely affected because the customer base for automotive parts is decreasing in both the original equipment market and aftermarket. As a result, we are competing for business from fewer customers. Due to the cost focus of these major customers, we have been, and expect to continue to be, requested to reduce prices as part of our initial business quotations and over the life of vehicle platforms we have been awarded. We cannot be certain that we will be able to generate cost savings and operational improvements in the future that are sufficient to offset price reductions requested by existing customers and necessary to win additional business.

Furthermore, the trend toward consolidation and bankruptcies among automotive parts suppliers is resulting in fewer, larger suppliers who benefit from purchasing and distribution economies of scale. If we cannot achieve cost savings and operational improvements sufficient to allow us to compete favorably in the future with these larger companies, our financial condition and results of operations could be adversely affected due to a reduction of, or inability to increase, sales.

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

The average useful life of automotive parts has steadily increased in recent years due to innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. As a result, a portion of sales in the aftermarket has been displaced. This has adversely impacted, and could continue to adversely impact, our aftermarket sales. Also, any additional increases in the average useful lives of automotive parts would further adversely affect the demand for our aftermarket products. Recently, we have experienced relative stabilization in our aftermarket business due to our ability to win new customers and recover steel price increases. However, there can be no assurance that we will be able to maintain this stabilization. Aftermarket sales represented approximately 23 percent of our net sales for both 2006 and 2005.

Any acquisitions we make could disrupt our business and seriously harm our financial condition.

We may, from time to time, consider acquisitions of complementary companies, products or technologies. Acquisitions involve numerous risks, including difficulties in the assimilation of the acquired businesses, the diversion of our management’s attention from other business concerns and potential adverse effects on existing business relationships with current customers and suppliers. In addition, any acquisitions could involve the incurrence of substantial additional indebtedness. We cannot assure you that we will be able to successfully integrate any acquisitions that we pursue or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flow. Any such failure could seriously harm our business, financial condition and results of operations.

We are subject to risks related to our international operations.

We have manufacturing and distribution facilities in many regions and countries, including Australia, China, India, North America, Europe and South America, and sell our products worldwide. For 2006, approximately 58 percent of our net sales were derived from operations outside North America. International operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

•	exposure to local economic conditions;

•	exposure to local political conditions, including the risk of seizure of assets by a foreign government;

•	exposure to local social unrest, including any resultant acts of war, terrorism or similar events;

•	exposure to local public health issues and the resultant impact on economic and political conditions;

•	currency exchange rate fluctuations;

•	hyperinflation in certain foreign countries;

•	controls on the repatriation of cash, including imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries; and

•	export and import restrictions.

Exchange rate fluctuations could cause a decline in our financial condition and results of operations.

As a result of our international operations, we generate a significant portion of our net sales and incur a significant portion of our expenses in currencies other than the U.S. dollar. To the extent we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in that currency could have a material adverse effect on our business. For example, where we have significantly more costs than revenues generated in a foreign currency, we are subject to risk if the foreign currency in which our costs are paid appreciates against the currency in which we generate revenue because the appreciation effectively increases our cost in that country.

The financial condition and results of operations of some of our operating entities are reported in foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating profit. For example, our European operations were positively impacted in 2004 and 2006 due to the strengthening of the Euro against the U.S. dollar. However, in 2005, the dollar strengthened against the Euro which had a negative effect on our results of operations. Our South American operations were negatively impacted by the devaluation in 2000 of the Brazilian currency as well as by the devaluation of the Argentine currency in 2002. We do not generally seek to mitigate this translation effect through the use of derivative financial instruments.

Further significant changes in our stockholder composition may jeopardize our ability to use some or all of our net operating loss carryforwards.

As of December 31, 2006, we had U.S. Federal tax net operating loss (“NOL”) carryforwards of $634 million available to reduce taxable income in future years, and these NOL carryforwards expire in various years through 2026. The federal tax effect of these NOLs is $222 million and is recorded as a deferred tax asset on our balance sheet as of December 31, 2006. We also have state NOL carryforwards at December 31, 2006 of $585 million, which will expire in various years through 2026. The tax effect of the state NOL, net of a valuation allowance, is $29 million and is recorded as a deferred tax asset on our balance sheet at December 31, 2006. Our ability to utilize our NOL carryforwards could become subject to significant limitations under Section 382 of the Internal Revenue Code (“Section 382”) if we undergo a majority ownership change. We would undergo a majority ownership change if, among other things, the stockholders who own or have owned, directly or indirectly, five percent or more of our common stock or are otherwise treated as five percent stockholders under Section 382 and the regulations promulgated thereunder, increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of a majority ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with the NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration of the respective NOL carryforwards. If we were to undergo a majority ownership change, we would be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of December 31, 2006, we believe that there has not been a significant change in our ownership during the prior three years. We cannot, however, assure you that we will not undergo a majority ownership change in the future. Further, because an ownership change for federal tax purposes can occur based on trades among our existing stockholders, whether we undergo a majority ownership change may be a matter beyond our control.

We have disclosed a material weakness in our internal control over financial reporting relating to our accounting for income taxes which could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.

In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal control over financial reporting relating to our accounting for income taxes as of December 31, 2006. For a discussion of our internal control over financial reporting and a description of the identified material weakness, see “Management’s Report on Internal Control over Financial Reporting” under Item 8, “Financial Statements and Supplementary Data.”

A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. While we have taken measures to strengthen our internal controls in response to the identified material weakness related to accounting for income taxes, and engaged outside professionals to assist us in our efforts, additional work remains to be done to address the identified material weakness. If we are unsuccessful in implementing or following our remediation plan, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and the NYSE, including a delisting from the NYSE, securities litigation, debt rating agency downgrades or rating withdrawals, and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease our principal executive offices, which are located at 500 North Field Drive, Lake Forest, Illinois, 60045.

Walker’s consolidated businesses operate 14 manufacturing facilities in the U.S. and 39 manufacturing facilities outside of the U.S., operate five engineering and technical facilities worldwide and share two other such facilities with Monroe. Twenty-two of these manufacturing plants are JIT facilities. Walker operates four additional manufacturing facilities outside of the U.S. through four non-controlled joint ventures three of which are JIT facilities.

Monroe’s consolidated businesses operate eight manufacturing facilities in the U.S. and 22 manufacturing facilities outside the U.S., operate 7 engineering and technical facilities worldwide and share two other such facilities with Walker. Five of these manufacturing plants are JIT facilities.

The above-described manufacturing locations outside of the U.S. are located in Argentina, Australia, Belgium, Brazil, Canada, China, the Czech Republic, Denmark, France, Germany, India, Mexico, New Zealand, Poland, Portugal, Russia, Spain, South Africa, Sweden, Thailand and the United Kingdom, We also have sales offices located in Australia, Argentina, China, Croatia, Egypt, Greece, Hungary, Italy, Japan, Korea, Lithuania, Singapore, Turkey and the Ukraine.

We own approximately one half of the properties described above and lease the other half. We hold twelve of the above-described international manufacturing facilities through seven joint ventures in which we own a controlling interest. In addition, we hold four others through four joint ventures in which we own a non-controlling interest. We also have distribution facilities at our manufacturing sites and at a few offsite locations, substantially all of which we lease.

We believe that substantially all of our plants and equipment are, in general, well maintained and in good operating condition. They are considered adequate for present needs and, as supplemented by planned construction, are expected to remain adequate for the near future.

We also believe that we have generally satisfactory title to the properties owned and used in our respective businesses.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2006, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs at these facilities to be approximately $8 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

From time to time we are subject to product warranty claims whereby we are required to bear costs of repair or replacement of certain of our products. Warranty claims may range from individual customer claims to full recalls of all products in the field. We believe that our warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates requiring adjustments to the reserve. The reserve is included in current liabilities on the balance sheet. See Note 12 to our consolidated financial statements included under Item 8 for information regarding our warranty reserves.

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

No matters were submitted to the vote of security holders during the fourth quarter of 2006.

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT.

The following provides information concerning the persons who serve as our executive officers as of March 1, 2007. For periods prior to November 4, 1999, the date of the 1999 Pactiv spin-off, references to service to “us” or “our company” reflect services to Old Tenneco’s automotive operations.

Name (and Age at
December 31, 2006)	Offices Held

Gregg Sherrill (53)	Chairman of the Board of Directors and Chief Executive Officer
Timothy R. Donovan (51)	Executive Vice President, Strategy and Business Development, General Counsel
Hari N. Nair (46)	Executive Vice President and Managing Director — Europe, South America and India
Kenneth R. Trammell (46)	Executive Vice President and Chief Financial Officer
Brent J. Bauer (51)	Senior Vice President and General Manager — North American Original Equipment Emission Control
Neal Yanos (44)	Senior Vice President and General Manager — North American Original Equipment Ride Control and North American Aftermarket
Timothy E. Jackson (49)	Senior Vice President — Global Technology and Managing Director, Asia Pacific
Richard P. Schneider (59)	Senior Vice President — Global Administration
Paul Schultz (56)	Senior Vice President — Global Manufacturing and Supply Chain Management
Paul D. Novas (48)	Vice President and Controller
J. Jeffrey Zimmerman (47)	Vice President — Law and Corporate Secretary

Gregg Sherrill — Mr. Sherrill was named the Chairman and Chief Executive Officer of Tenneco in January 2007. Mr. Sherrill joined us from Johnson Controls Inc., where he served since 1998, most recently as President, Power Solutions. From 2002 to 2003, Mr. Sherrill served as the Vice President and Managing Director of Europe, South Africa and South America for Johnson Controls’ Automotive Systems Group. Prior to joining Johnson Controls, Mr. Sherrill held various engineering and manufacturing assignments over a 22-year span at Ford Motor Company, including Plant Manager of Ford’s Dearborn, Michigan engine plant and Director of Supplier Technical Assistance. Mr. Sherrill became a director of our company in January 2007.

Timothy R. Donovan — Mr. Donovan resigned as a director of our company, effective February 28, 2007. He has agreed to remain as an executive officer of our company through mid-March 2007. Mr. Donovan was named Executive Vice President, Strategy and Business Development in July 2005. He was promoted to Executive Vice President in December 2001 and was named Senior Vice President and General Counsel in August 1999. Mr. Donovan also is in charge of our worldwide Environmental, Health and Safety Program.

From October 2004 through July 2005, Mr. Donovan served as Managing Director-Asia Pacific, with responsibility for Australia, New Zealand, Asia and the Japanese original equipment business worldwide. From May 2001 through October 2004, he served as Managing Director of our International Group with responsibility for all of our operations in Asia and South America, as well as the Japanese original equipment business worldwide. From July 2006 until January 2007 during our search for our new Chief Executive Officer, he served as a member of our interim management committee known as the Office of the Chief Executive. Mr. Donovan was a partner in the law firm of Jenner & Block from 1989 until his resignation in September 1999, and from approximately 1997 through 1999 served as the Chairman of Jenner & Block’s Corporate and Securities Department and as a member of its Executive Committee. He is also a director of John B. Sanfilippo & Son, Inc., where he is a member of its Compensation Committee and is the Chairman of its Audit Committee. Mr. Donovan became a director of our company in March 2004.

Hari N. Nair — Mr. Nair was named our Executive Vice President and Managing Director — Europe effective June 2001. His responsibilities were expanded to include Tenneco’s South American and Indian operations during 2005. Previously he was Senior Vice President and Managing Director — International. Prior to December 2000, Mr. Nair was the Vice President and Managing Director — Emerging Markets. Previously, Mr. Nair was the Managing Director for Tenneco Automotive Asia, based in Singapore and responsible for all operations and development projects in Asia. He began his career with the former Tenneco Inc. in 1987, holding various positions in strategic planning, marketing, business development, quality and finance. From July 2006 until January 2007 during our search for our new Chief Executive Officer, he served as a member of our interim management committee known as the Office of the Chief Executive. Prior to joining Tenneco, Mr. Nair was a senior financial analyst at General Motors Corp. focusing on European operations.

Kenneth R. Trammell — Mr. Trammell was promoted to Executive Vice President and Chief Financial Officer in January 2006. Mr. Trammell was named our Senior Vice President and Chief Financial Officer in September 2003, having served as our Vice President and Controller from September 1999. From April 1997 to November 1999 he served as Corporate Controller of Tenneco Inc. He joined Tenneco Inc. in May 1996 as Assistant Controller. From July 2006 until January 2007 during our search for our new Chief Executive Officer, he served as a member of our interim management committee known as the Office of the Chief Executive. Before joining Tenneco Inc., Mr. Trammell spent 12 years with the international public accounting firm of Arthur Andersen LLP, last serving as a senior manager.

Brent J. Bauer — Mr. Bauer joined Tenneco Automotive in August 1996 as a Plant Manager and was named Vice President and General Manager — European Original Equipment Emission Control in September 1999. Mr. Bauer was named Vice President and General Manager — European and North American Original Equipment Emission Control in July 2001. Currently, Mr. Bauer serves as the Senior Vice President and General Manager — North American Original Equipment Emission Control. Prior to joining Tenneco, he was employed at AeroquipVickers Corporation for 20 years in positions of increasing responsibility serving most recently as Director of Operations.

Neal Yanos — Mr. Yanos was named our Senior Vice President and General Manager — North American Original Equipment Ride Control and North American Aftermarket in May 2003. He joined our Monroe ride control division as a process engineer in 1988 and since that time has served in a broad range of assignments including product engineering, strategic planning, business development, finance, program management and marketing, including Director of our North American original equipment GM/VW business unit and most recently as our Vice President and General Manager — North American Original Equipment Ride Control from December 2000. From July 2006 until January 2007 during our search for our new Chief Executive Officer, he served as a member of our interim management committee known as the Office of the Chief Executive. Before joining our company, Mr. Yanos was employed in various engineering positions by Sheller Globe Inc. from 1985 to 1988.

Timothy E. Jackson — Mr. Jackson joined us as Senior Vice President and General Manager — North American Original Equipment and Worldwide Program Management in June 1999. He served in this position until August 2000, at which time he was named Senior Vice President — Global Technology. From 2002 to 2005, Mr. Jackson served as Senior Vice President — Manufacturing, Engineering, and Global Technology. In

July 2005, Mr. Jackson was named Senior Vice President — Global Technology and General Manager, Asia Pacific. Mr. Jackson joined us from ITT Industries where he was President of that company’s Fluid Handling Systems Division. With over 20 years of management experience, 14 within the automotive industry, he was also Chief Executive Officer for HiSAN, a joint venture between ITT Industries and Sanoh Industrial Company. Mr. Jackson has also served in senior management positions at BF Goodrich Aerospace and General Motors Corporation.

Richard P. Schneider — Mr. Schneider was named as our Senior Vice President — Global Administration in connection with the 1999 Spin-Off and is responsible for the development and implementation of human resources programs and policies and employee communications activities for our worldwide operations. Prior to the 1999 Spin-Off, Mr. Schneider served as our Vice President — Human Resources. He joined us in 1994 from International Paper Company where, during his 20 year tenure, he held key positions in labor relations, management development, personnel administration and equal employment opportunity.

Paul Schultz — Mr. Schultz was named our Senior Vice President — Global Supply Chain Management in April 2002. In July 2005, Mr. Schultz was also named Senior Vice President of Global Manufacturing. Prior to joining the company, Mr. Schultz was the Vice President, Supply Chain Management at Ingersoll-Rand Company. Mr. Schultz joined Ingersoll-Rand in 1998 as Vice President, Strategic Sourcing for their joint venture company, Ingersoll Dresser Pump. He was later promoted to Vice President, Manufacturing Operations, where he successfully introduced and led the Six Sigma initiative. Prior to joining Ingersoll-Rand, Mr. Schultz was with AlliedSignal (now Honeywell International) where he served for 25 years in staff and management positions. Most recently, he was Corporate Director, Global Commodity Management.

Paul D. Novas — Mr. Novas was named our Vice President and Controller in July 2006. Mr. Novas served as Vice President, Finance and Administration for Tenneco Europe from January 2004 until July 2006 and as Vice President and Treasurer of Tenneco from November 1999 until January 2004. Mr. Novas joined Tenneco in 1996 as assistant treasurer responsible for corporate finance and North American treasury operations. Prior to joining Tenneco, Mr. Novas worked in the treasurer’s office of General Motors Corporation for ten years.

J. Jeffrey Zimmerman — Mr. Zimmerman has served as Vice President — Law and Corporate Secretary of Tenneco since May 2006. Mr. Zimmerman joined Tenneco in January, 2000 as Corporate Counsel. He was promoted to Assistant General Counsel in April, 2001 and to Vice President — Law in July 2004. Prior to joining Tenneco, Mr. Zimmerman was a partner in the law firm of Jenner & Block from 1993 to 1999.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Our outstanding shares of common stock, par value $.01 per share, are listed on the New York, Chicago and London Stock Exchanges. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on the New York Stock Exchange Composite Transactions Tape.

	Sales Prices
Quarter	High	Low

2006
1st	$23.33	$19.61
2nd	27.55	20.64
3rd	26.39	20.03
4th	25.34	21.41
2005
1st	$17.36	$12.07
2nd	17.22	11.55
3rd	20.06	16.30
4th	19.95	15.70

As of February 20, 2007, there were approximately 22,631 holders of record of our common stock, including brokers and other nominees.

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

We are highly leveraged and restricted with respect to the payment of dividends under the terms of our financing arrangements. On January 10, 2001, we announced that our Board of Directors eliminated the regular quarterly dividend on the Company’s common stock. The Board took this action in response to then-current industry conditions, primarily greater than anticipated production volume reductions by original equipment manufacturers in North America and continued softness in the global aftermarket. We have not paid dividends on our common stock since the fourth quarter of 2000. There are no current plans to reinstate a dividend on our common stock, as the Board of Directors intends to retain any earnings for use in our business for the foreseeable future. For additional information concerning our payment of dividends, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans.

Purchase of equity securities by the issuer and affiliated purchasers

The following table provides information relating to our purchase of shares of our common stock in the fourth quarter of 2006. All of these purchases reflect shares withheld upon vesting of restricted stock to satisfy minimum tax withholding obligations.

	Total Number of	Average Price
Period	Shares Purchased	Paid
October 2006	345	$23.59
November 2006	—	—
December 2006	—	—

Total	345	$23.59

We presently have no publicly announced repurchase plan or program, but intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

ITEM 6.	SELECTED FINANCIAL DATA.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

	Note(a)
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Millions Except Share and Per Share Amounts)

Statements of Income (Loss) Data:
Net sales and operating revenues —
North America	$1,966	$2,034	$1,966	$1,887	$1,906
Europe, South America and India	2,387	2,110	1,940	1,611	1,367
Asia Pacific	436	371	380	322	236
Intergroup sales	(104)	(74)	(73)	(54)	(50)

	$4,685	$4,441	$4,213	$3,766	$3,459

Income before interest expense, income taxes, and minority interest —
North America	$103	$145	$133	$129	$129
Europe, South America and India	81	54	21	22	23
Asia Pacific	12	16	20	23	17

Total	196	215	174	174	169

Interest expense (net of interest capitalized)	136	130	179	149	141
Income tax expense (benefit)	3	25	(24)	(7)	(7)
Minority interest	6	2	4	6	4
Income before cumulative effect of change in accounting principle	51	58	15	26	31
Cumulative effect of change in accounting principle, net of income tax(b)	—	—	—	—	(218)

Net income (loss)	$51	$58	$15	$26	$(187)

Average number of shares of common stock outstanding
Basic	44,625,220	43,088,558	41,534,810	40,426,136	39,795,481
Diluted	46,755,573	45,321,225	44,180,460	41,767,959	41,667,815

Earnings (loss) per average share of common stock —
Basic:
Before cumulative effect of change in accounting principle	$1.15	$1.35	$0.37	$0.64	$0.78
Cumulative effect of change in accounting principle(b)	—	—	—	—	(5.48)

	$1.15	$1.35	$0.37	$0.64	$(4.70)

Diluted:
Before cumulative effect of change in accounting principle	$1.10	$1.29	$0.35	$0.62	$0.74
Cumulative effect of change in accounting principle(b)	—	—	—	—	(5.48)

	$1.10	$1.29	$0.35	$0.62	$(4.74)

Cash dividends per common share	$—	$—	$—	$—	$—

	Note(a)
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Millions Except Ratio and Percent Amounts)

Balance Sheet Data:
Total assets	$3,263	$2,940	$3,119	$2,852	$2,565
Short-term debt	28	22	19	20	228
Long-term debt	1,350	1,356	1,401	1,410	1,217
Minority interest	28	24	24	23	19
Shareholders’ equity	221	129	159	65	(86)

Statement of Cash Flows Data:
Net cash provided by operating activities	$199	$131	$214	$289	$195
Net cash used by investing activities	(172)	(162)	(130)	(135)	(114)
Net cash provided (used) by financing activities	16	(36)	(12)	(49)	(73)
Cash Payments for plant, property and equipment	177	141	131	130	138

Other Data:
EBITDA(c)	$380	$392	$351	$337	$313
Ratio of EBITDA to interest expense	2.79	3.02	1.96	2.26	2.22
Ratio of total debt to EBITDA	3.63	3.52	4.05	4.24	4.62
Ratio of earnings to fixed charges(d)	1.35	1.57	0.97	1.15	1.17
Working capital as a percent of sales(e)	2.5%	2.2%	1.2%	2.4%	4.0%

NOTE: Our financial statements for the three years ended December 31, 2006, which are discussed in the following notes, are included in this Form 10-K under Item 8.

(a)	For a discussion of the significant items affecting comparability of the financial information for the years ended 2006, 2005 and 2004, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Prior to the first quarter of 2005, inventories in the U.S. based operations (17 percent and 19 percent of our total consolidated inventories at December 31, 2004 and 2003, respectively) were valued using the last-in, first-out (“LIFO”) method and all other inventories were valued using the first-in, first-out (“FIFO”) or average cost methods at the lower of cost or market value. Effective January 1, 2005, we changed our accounting method for valuing inventory for our U.S. based operations from the LIFO method to the FIFO method. As a result, all U.S. inventories are now stated at the lower of cost, determined on a FIFO basis, or market. We elected to change to the FIFO method as we believe it is preferable for the following reasons: 1) the change will provide better matching of revenue and expenditures and 2) the change will achieve greater consistency in valuing our global inventory. Additionally, we initially adopted LIFO as it provided certain U.S. tax benefits which we no longer realize due to our U.S. net operating losses (when applied for tax purposes, tax laws require that LIFO be applied for GAAP as well). As a result of the change, we also expect to realize administrative efficiencies. In accordance with GAAP, the change in inventory accounting has been applied by restating prior year’s financial statements. The effect of the change on our financial position and results of operations are presented below.

	As of December 31,
	2004	2003	2002
	(Millions)
		Increase	(Decrease)

Inventories	$14	$11	$13
Deferred income tax assets (noncurrent)	$(5)	$(4)	$(5)
Shareholders’ equity	$9	$7	$8

	Increase (Decrease)
	Years Ended December 31,
	2004	2003	2002
	(Millions except per
	share amounts)

Income (loss) before interest expense, income taxes and minority interest	$3	$(2)	$—
Income tax expense (benefit)	1	(1)	—

Income (loss) before cumulative effect of change in accounting principle and net income (loss)	$2	$(1)	$—

Basic earnings (loss) per share of common stock	$0.04	$(0.03)	$—

Diluted earnings (loss) per share of common stock	$0.04	$(0.03)	$—

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

(b)	In 2002, we adopted SFAS No. 142 which changed the accounting for purchased goodwill from an amortization method to an impairment-only approach. You should also read the notes to the financial statements of Tenneco Inc. and Consolidated Subsidiaries, appearing in Item 8, for additional information.

(c)	EBITDA represents income before extraordinary item, cumulative effect of change in accounting principle, interest expense, income taxes, minority interest and depreciation and amortization. EBITDA is not a calculation based upon generally accepted accounting principles. The amounts included in the EBITDA calculation, however, are derived from amounts included in the historical statements of income data. In addition, EBITDA should not be considered as an alternative to net income or operating income as an indicator of our operating performance, or as an alternative to operating cash flows as a measure of liquidity. We have reported EBITDA because we regularly review EBITDA as a measure of our company’s performance. In addition, we believe our debt holders utilize and analyze our EBITDA for similar purposes. We also believe EBITDA assists investors in comparing a company’s performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon many factors. However, the EBITDA measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation. EBITDA is derived from the statements of income (loss) as follows:

	Note(a)
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Millions)

Net income (loss)	$51	$58	$15	$26	$(187)
Cumulative effect of change in accounting principle, net of income tax	—	—	—	—	218
Minority interest	6	2	4	6	4
Income tax expense (benefit)	3	25	(24)	(7)	(7)
Interest expense, net of interest capitalized	136	130	179	149	141
Depreciation and amortization of other intangibles	184	177	177	163	144

Total EBITDA	$380	$392	$351	$337	$313

(d)	For purposes of computing this ratio, earnings generally consist of income before income taxes and fixed charges excluding capitalized interest. Fixed charges consist of interest expense, the portion of rental expense considered representative of the interest factor and capitalized interest. For the year ended December 31, 2004, earnings were insufficient by $6 million to cover fixed charges. See Exhibit 12 to this Form 10-K for the calculation of this ratio.

(e)	For purposes of computing working capital as a percentage of sales, we exclude cash and the current portion of long term debt from the calculation. We exclude these items because we manage our working capital activity through cash and short term debt. To include these items in the calculation would distort actual working capital changes. Our calculation of working capital as a percentage of sales is as follows:

	Note(a)
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollar amount in Millions
	Except Percentage Amounts)

Current Assets:
Receivables — Customer notes and accounts, net	$579	$515	$458	$427	$394
Receivables — Other	25	28	30	15	15
Inventories	439	360	396	354	365
Deferred income taxes	52	43	70	63	56
Prepayments and other	125	110	124	104	95

	$1,220	$1,056	$1,078	$963	$925
Current Liabilities:
Trade payables	$782	$651	$696	$621	$505
Accrued taxes	49	31	24	19	40
Accrued interest	40	38	35	42	23
Accrued liabilities	200	208	226	162	172
Other accruals	34	29	47	29	48

	$1105	$957	$1,028	$873	$788
Working Capital (Current assets less current liabilities)	$115	$99	$50	$90	$137
Net sales and operating revenues	$4,685	$4,441	$4,213	$3,766	$3,459
Working capital as a percent of sales	2.5%	2.2%	1.2%	2.4%	4.0%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As you read the following review of our financial condition and results of operations, you should also read our financial statements and related notes beginning on page 70.

Executive Summary

We are one of the world’s leading manufacturers of automotive emission control and ride control products and systems. We serve both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe®, Rancho®, Clevite®, Elastomers and Fric Rottm ride control products and Walker®, Fonostm, and Gillettm emission control products. Worldwide we serve more than 35 different original equipment manufacturers, and our products or systems are included on nine of the top 10 passenger car models produced for sale in Europe and nine of the top 10 light truck and SUV models produced for sale in North America for 2006. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. We operate more than 80 manufacturing facilities worldwide and employ approximately 19,000 people to service our customers’ demands.

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

We have a substantial amount of indebtedness. As such, our ability to generate cash — both to fund operations and service our debt — is also a significant area of focus for our company. See “Liquidity and Capital Resources” below for further discussion of cash flows.

Total revenues for 2006 were $4.7 billion, a six percent increase over 2005. Excluding the impact of currency and substrate sales, revenue was down $58 million, or two percent, driven primarily by lower OE production volumes in North America, particularly light trucks and SUVs, partially offset by higher aftermarket sales. In addition, our geographic balance and diverse customer base helped partially offset the North American production decline. Gross margin for 2006 was 18.1 percent, down 1.2 percent from 19.3 percent in 2005. Higher substrate sales, driven by more diesel aftertreatment and hot-end exhaust business, which typically carry lower margins, diluted gross margin. Also impacting gross margin were increased steel and other material costs, reduced North American production volumes, and higher restructuring charges, all of which more than offset savings and improved efficiencies from Lean manufacturing, Six Sigma programs, cost recoveries and other cost reduction initiatives. We reported selling, general, administrative and engineering expenses for 2006 of 9.9 percent of revenues, as compared to 10.5 percent of revenues for 2005. The improvement was driven by the aggressive effort to reduce costs globally, including tight discretionary spending controls and the benefit from our 2006 decision to freeze future accruals under our defined benefit pension plans for substantially all U.S. salaried and non-union hourly employees effective December 31, 2006. Earnings before interest expense, taxes and minority interest (“EBIT”) was $196 million for 2006, down $19 million from the $215 million reported in 2005. Higher material costs, reduced North American production volumes and increased restructuring charges more than offset increased global aftermarket revenues, lower selling, general, administrative and engineering costs, benefits from the company’s ongoing manufacturing efficiency programs and reduced costs through tight controls on discretionary spending.

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

In February 2005, we acquired substantially all the exhaust assets, and assumed certain related liabilities, of Gabilan Manufacturing, Inc., a privately held company that had developed and manufactured motorcycle exhaust systems for Harley-Davidson motorcycles since 1978. The company also produced aftermarket muffler kits for Harley-Davidson. We purchased Gabilan’s assets, including working capital adjustments, for $11 million in cash.

In December 2005, we completed the acquisition of the minority interest of the joint venture partner for our Indian ride control operations. We purchased the minority owned interest for approximately $5 million in cash and property.

Years 2006 and 2005

Net Sales and Operating Revenues

The following tables reflect our revenues for the years of 2006 and 2005. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. We have not reflected any currency impact in the 2005 table since this is the base period for measuring the effects of currency during 2006 on our operations.

Additionally, we show the component of our revenue represented by substrate sales (previously referred to as “pass-through” catalytic converter sales) in the following table. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst — precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers and directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While theses substrates dilute our gross margin, they are a necessary component of an emission control system. We view the growth of substrates as a key indicator that our value add content in an emission control system is moving toward the higher technology hot-end gas and diesel business.

Our value-add content in an emission control system includes designing the system to meet environmental regulations through integration of the substrates into the system, maximizing use of thermal energy to heat up the catalyst quickly, efficiently managing airflow to reduce back pressure as the exhaust stream moves past the catalyst, managing the expansion and contraction of the emission control system components due to temperature extremes experienced by an emission control system, using advanced acoustic engineering tools to design the desired exhaust sound, minimizing the opportunity for the fragile components of the substrate to be damaged when we integrate it into the emission control system and reducing unwanted noise, vibration and harshness transmitted through the emission control system. We present these substrate sales separately in the following table because we believe investors utilize this information to understand the impact of this portion of our revenues on our overall business and because it removes the impact of potentially volatile precious metals pricing from our revenues.

	Year Ended December 31, 2006
					Revenues
				Substrate	Excluding
			Revenues	Sales	Currency and
		Currency	Excluding	Excluding	Substrate
	Revenues	Impact	Currency	Currency	Sales
	(Millions)

North America Original Equipment
Ride Control	$483	$—	$483	$—	$483
Emission Control	928	6	922	272	650

Total North America Original Equipment	1,411	6	1,405	272	1,133

North America Aftermarket
Ride Control	385	—	385	—	385
Emission Control	163	—	163	—	163

Total North America Aftermarket	548	—	548	—	548
Total North America	1,959	6	1,953	272	1,681

Europe Original Equipment
Ride Control	380	10	370	—	370
Emission Control	1,264	34	1,230	504	726

Total Europe Original Equipment	1,644	44	1,600	504	1,096

Europe Aftermarket
Ride Control	178	3	175	—	175
Emission Control	211	5	206	—	206

Total Europe Aftermarket	389	8	381	—	381

South America & India	272	14	258	32	226
Total Europe, South America & India	2,305	66	2,239	536	1,703
Asia	246	—	246	85	161
Australia	175	(1)	176	19	157

Total Asia Pacific	421	(1)	422	104	318

Total Tenneco	$4,685	$71	$4,614	$912	$3,702

	Year Ended December 31, 2005
					Revenues
				Substrate	Excluding
			Revenues	Sales	Currency and
		Currency	Excluding	Excluding	Substrate
	Revenues	Impact	Currency	Currency	Sales
	(Millions)

North America Original Equipment
Ride Control	$495	$—	$495	$—	$495
Emission Control	1,011	—	1,011	272	739

Total North America Original Equipment	1,506	—	1,506	272	1,234
North America Aftermarket
Ride Control	361	—	361	—	361
Emission Control	161	—	161	—	161

Total North America Aftermarket	522	—	522	—	522
Total North America	2,028	—	2,028	272	1,756
Europe Original Equipment
Ride Control	378	—	378	—	378
Emission Control	1,078	—	1,078	327	751

Total Europe Original Equipment	1,456	—	1,456	327	1,129
Europe Aftermarket
Ride Control	169	—	169	—	169
Emission Control	195	—	195	—	195

Total Europe Aftermarket	364	—	364	—	364
South America & India	233	—	233	20	213
Total Europe, South America and India	2,053	—	2,053	347	1,706
Asia	149	—	149	43	106
Australia	211	—	211	19	192

Total Asia Pacific	360	—	360	62	298

Total Tenneco	$4,441	$—	$4,441	$681	$3,760

Revenues from our North American operations decreased $69 million in 2006 compared to the same period last year reflecting lower sales in OE partially offset by increased aftermarket sales. Total North American OE revenues decreased six percent to $1,411 million in 2006. North American industry production of SUVs and light trucks was down year-over-year which had a significant impact on OE volumes, particularly on key exhaust platforms. OE emission control revenues were down eight percent to $928 million from $1,011 million in the prior year. Substrate emission control sales remained the same as prior year at $272 million. Adjusted for substrate sales and currency, OE emission control sales were down 12 percent from the prior year. This decline was primarily driven by the impact from lower OE production of light trucks and SUVs on key exhaust platforms. In addition, the timing on the transition of one of GM’s largest light truck platforms negatively impacted revenue. OE ride control revenues for 2006 decreased two percent from the prior year. Increased heavy duty and commercial volumes were more than offset by lower OE production of light trucks and SUVs. Total OE revenues, excluding substrate sales and currency, decreased eight percent in 2006. Total North American light vehicle production fell by three percent with a nine percent decline in light truck and SUV production being partially offset by a five percent production increase in passenger cars. Aftermarket revenues for North America were $548 million in 2006, representing an increase of five percent compared to the same period in the prior year. Aftermarket ride control revenues increased $24 million or seven percent in 2006, primarily due to increased sales to new and existing customers and price increases to help offset higher material costs. Aftermarket emission control revenues were $163 million in 2006, up $2 million from prior year. Price increases driven by higher steel costs more than offset lower volumes.

Our European, South American and Indian segment’s revenues increased $252 million or 12 percent in 2006 compared to last year. Total Europe OE revenues were $1,644 million, up 13 percent from last year. Excluding favorable currency and increased substrate sales, total European OE revenue was down three percent while total light vehicle production for Europe was up three percent. OE emission control revenues increased 17 percent to $1,264 million from $1,078 million in the prior year. Excluding the impact of $34 million of favorable currency and $177 million in higher substrate sales, OE emission control revenues decreased three percent from 2006 primarily driven by OE price concessions. OE ride control revenues increased by $2 million in 2006, up one percent from $378 million a year ago. We changed our reporting in the second quarter of 2005 for an “assembly-only” contract with a European OE ride control customer and began accounting for those revenues as net of the related cost of sales. If we had reported our 2005 revenues in the same manner, they would have been lower by $15 million. Excluding a $10 million benefit from currency appreciation, OE ride control revenues decreased two percent. European aftermarket sales were $389 million in 2006 compared to $364 million last year. Excluding $8 million of favorable currency, European aftermarket revenues increased five percent in 2006 compared to last year. Ride control aftermarket revenues, excluding the impact of currency, were up four percent from the prior year, reflecting increased volumes. Aftermarket emission control revenues were up six percent from the prior year excluding the benefits of currency. Improved pricing, market share gains, and the introduction of new diesel particulate filter business drove the increase. South American and Indian revenues, excluding the benefits of currency appreciation and substrate sales, were up six percent compared to last year. Higher volumes and improved pricing drove this increase.

Revenues from our Asia Pacific segment, which includes Australia and Asia, increased $61 million to $421 million in 2006, as compared to $360 million in the prior year. Excluding substrate sales, revenues increased $55 million at our Asian operations in 2006 compared to last year driven by higher OE volumes in China. In Australia, industry OE production declines and unfavorable currency negatively impacted revenues. Australian revenues were down 17 percent compared to 2005, or 19 percent when the impact of currency and substrate sales were excluded.

EBIT

	Years Ended
	December 31,
	2006	2005	Change
	(Millions)

North America	$103	$145	$(42)
Europe, South America and India	81	54	27
Asia Pacific	12	16	(4)

	$196	$215	$(19)

The EBIT results shown in the preceding table include the following items, discussed below under “Restructuring and Other Charges” and “Liquidity and Capital Resources — Capitalization”, which have an effect on the comparability of EBIT results between periods:

	Years Ended
	December 31,
	2006	2005
	(Millions)

North America
Restructuring and restructuring-related expenses	$13	$4
New aftermarket customer changeover costs(1)	6	10
Pension replacement(2)	(7)	—
Stock option adjustment(3)	2	—
Stock-based compensation accounting change(4)	1	—
Reserve for receivable from former affiliate	3	—
Europe, South America and India
Restructuring and restructuring-related expenses	8	8
Asia Pacific
Restructuring and restructuring-related expenses	6	—

(1)	Represents costs associated with changing new aftermarket customers from their prior suppliers to an inventory of our products. Although our aftermarket business regularly incurs changeover costs, we specifically identify in the table above those changeover costs that, based on the size or number of customers involved, we believe are of an unusual nature for the quarter in which they were incurred.

(2)	In August 2006, we announced that we were freezing future accruals under our U.S. defined benefit pension plans for substantially all our U.S. salaried and non-union hourly employees effective December 31, 2006. In lieu of those benefits, we are offering additional benefits under defined contribution plan.

(3)	The adjustment is related to our past administration of stock option grants and represents an adjustment for several prior years. You should also read Note 8 to the consolidated financial statements included in Item 8 for additional discussion.

(4)	Represents the expense associated with the change to the new stock-based accounting standard, Statement of Financial Accounting Standards No. 123(R).

EBIT for North American operations decreased to $103 million from $145 million one year ago. The decline was primarily driven by lower OE volumes of $27 million, OE price concessions of $17 million and higher material and restructuring costs. Partially offsetting these negative items were higher aftermarket sales, OE manufacturing efficiencies and lower selling, general and administrative costs of $16 million. Included in North America’s 2006 EBIT were $13 million in restructuring and restructuring-related expenses, $6 million in customer changeover costs, $2 million of expense related to the past administration of stock option grants, $1 million of stock based compensation expense due to an accounting change, $3 million of expense in connection with booking a reserve for a receivable from a former affiliate and a $7 million dollar benefit due to changes to our U.S. retirement plans for salaried and non-union hourly employees described above. Included in North America’s 2005 EBIT were $4 million in restructuring and restructuring-related expenses and $10 million in customer changeover costs.

Our European, South American and Indian segment’s EBIT was $81 million for 2006, up $27 million from $54 million in 2005. Increased European aftermarket sales benefited EBIT by $5 million. Higher European OE volumes from both emission and ride control product lines, improved European OE manufacturing efficiencies of $34 million, particularly in our exhaust operations, and favorable currency all contributed to the EBIT improvement. These improvements were partially offset by higher steel costs and price concessions of $11 million. South America and India EBIT benefited from higher revenues. Included in Europe, South America and India’s EBIT were $8 million in restructuring and restructuring-related expenses in both 2006 and 2005.

EBIT for our Asia Pacific segment, which includes Asia and Australia, decreased $4 million to $12 million in 2006 compared to $16 million in the prior year. Lower Australian production volumes of $4 million and higher material and restructuring costs more than offset stronger volumes of $5 million in Asia. Included in Asia Pacific’s 2006 EBIT were $6 million in restructuring and restructuring-related expenses.

You should also read Note 4 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

EBIT as a Percentage of Revenue

	Years Ended
	December 31,
	2006	2005

North America	5%	7%
Europe, South America and India	4%	3%
Asia Pacific	3%	4%
Total Tenneco	4%	5%

In North America, EBIT as a percentage of revenue for 2006 was down two percentage points from prior year levels. Lower OE volumes, OE price concessions and higher material and restructuring costs, were partially offset by higher aftermarket sales, OE manufacturing efficiencies and lower selling, general and administrative costs. Our Europe, South America and India EBIT margin for 2006 increased one percentage point over the same period last year. Increased European aftermarket sales, as well as increased sales in South America and India, along with higher European OE volumes, improved European OE manufacturing efficiencies, particularly in our exhaust operations, and favorable currency drove the improvement to EBIT margin. These improvements were partially offset by higher steel costs, price concessions and a margin shift due to higher substrate sales. EBIT as a percentage of revenue for our Asia Pacific operations decreased one percentage point in 2006 compared to prior year. Higher revenues in Asia were more than offset by lower Australian production volumes and higher material and restructuring costs.

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

In October 2004, we announced a plan to eliminate 250 salaried positions through selected layoffs and an elective early retirement program. The majority of layoffs were at middle and senior management levels. As of December 31, 2006, we have incurred $23 million in severance costs. Of this total, $7 million was recorded in cost of sales and $16 million was recorded in selling, general and administrative expense.

In February 2006, we decided to reduce the work force at certain of our global locations as part of our ongoing effort to reduce our cost structure. We recorded a pre-tax charge of $6 million during 2006 and other benefits related to this reduction in force, substantially all of which have been paid in cash.

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

We incurred $27 million in restructuring and restructuring-related costs during 2006, of which $23 million was recorded in cost of sales and $4 million was recorded in selling, general and administrative expense. Including the costs incurred in 2002 through 2005 of $71 million, as of December 31, 2006 we have incurred a total of $98 million for activities related to our restructuring initiatives.

Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we were allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives over the 2002 to 2006 time period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. In February 2005, our senior credit facility was amended to exclude all remaining cash charges and expenses related to restructuring initiatives started on or before February 21, 2005. As of December 31, 2006, we have excluded $63 million in allowable charges relating to restructuring initiatives previously started.

Under our amended facility, we are allowed to exclude up to an additional $60 million of cash charges and expenses, before taxes, related to restructuring activities initiated after February 24, 2005 from the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2006, we have excluded $32 million in allowable charges relating to restructuring initiatives against the $60 million available under the terms of the February 2005 amendment to the senior credit facility.

Interest Expense, Net of Interest Capitalized

We reported interest expense of $136 million in 2006 compared to $130 million in 2005. The increase in expense was due to higher LIBOR rates on the variable portion of our debt and higher average borrowings. See more detailed explanations on our debt structure, prepayments and amendments to our senior credit facility in February 2005, and their impact on our interest expense, in “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.

In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. Based upon the LIBOR rate as determined under these agreements of 5.61 percent (which was in effect until January 15, 2007) the inclusion of these swaps in our financial results added $1 million to our 2006 annual interest expense. These swaps qualify as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. As of December 31, 2006, the fair value of the interest rate swaps was a liability of approximately $7 million which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities. On December 31, 2006, we had $996 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2007 through 2025. Included in the $475 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. We also have $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest. For further discussion, see “Liquidity and Capital Resources — Interest Rate Risk” later in this Management’s Discussion and Analysis.

Income Taxes

Income taxes were an expense of $3 million in 2006, compared to an expense of $25 million in 2005. Included in 2006 were benefits of $16 million, including a FAS 109 adjustment, prior year true-up, Czech Investment Tax Credit and resolution of tax issues with former affiliates. The effective tax rate for 2006 including the $16 million of benefits was five percent. Excluding these benefits would have increased our effective tax rate by 27 percent. Included in 2005 were benefits of $4 million, including settlements of prior year tax issues and resolution of some tax contingencies with our foreign operations. Including these adjustments the effective tax for 2005 was 30 percent. Excluding these adjustments would have increased our effective tax rate by four percent.

Earnings Per Share

We reported earnings per diluted common share of $1.10 for 2006, compared to $1.29 per diluted share for 2005. Included in the results for 2006 are expenses related to our restructuring activities, customer changeover cost, expense related to the past administration of stock option grants, stock based compensation expense due to an accounting change, expense in connection with booking a reserve for a receivable from a former affiliate, benefit due to the replacement of our U.S. defined benefit pension plan and favorable tax adjustments. The net impact of these items decreased earnings per diluted share by $0.11. Included in the results for 2005 are expenses related to our restructuring activities, customer changeover costs and favorable tax adjustments. The net impact of these items decreased earnings per diluted share by $0.23. Please read Note 8 to the consolidated financial statements included in Item 8 for more detailed information on earnings per share. You should also read Note 4 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

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

Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters or components thereof and diesel particulate filters including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $927 million, $681 million and $726 million in 2006, 2005 and 2004, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns.

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

Long-Term Receivables

We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At December 31, 2006, we had approximately $22 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels. We have not experienced any material losses on arrangements where we have a contractual guarantee of reimbursement from our customers.

Income Taxes

We have a U.S. Federal tax net operating loss carryforward (“NOL”) at December 31, 2006, of $634 million, which will expire in varying amounts from 2018 to 2026. The federal tax effect of that NOL is $222 million, and is recorded as a deferred tax asset on our balance sheet at December 31, 2006. We also have state NOL carryforwards at December 31, 2006 of $585 million, which will expire in various years through 2026. The tax effect of the state NOL, net of a valuation allowance, is $29 million and is recorded as a deferred tax asset on our balance sheet at December 31, 2006. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize these NOLs within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and the implementation of available tax planning strategies that accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

Stock-Based Compensation

Prior to January 1, 2006, we utilized the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Using the modified prospective application method, effective January 1, 2006, we account for our stock-based compensation plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” which requires a fair value method of accounting for compensation costs related to our stock-based compensation plans. Under the fair value method recognition provision of the statement, a share-based payment is measured at the grant date based upon the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards requires judgment in estimating employee and market behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. Under APB No. 25, for the twelve months ended December 31, 2005, we estimated that the pro forma net income impact under SFAS No. 123(R) would have been approximately $2 million or $0.05 per diluted share.

For the twelve months ended December 31, 2006, the results of adopting SFAS No. 123(R) on our results of operations including nonqualified stock options and other stock-based compensation was additional expense of approximately $4 million or $0.08 per diluted share. As of December 31, 2006, there is approximately $4 million, net of tax, of total unrecognized compensation costs related to these stock-based awards that is expected to be recognized over a weighted average period of one year.

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

Our approach to establishing the discount rate assumption for both our domestic and foreign plans starts with high-quality investment-grade bonds adjusted for an incremental yield based on actual historical performance. This incremental yield adjustment is the result of selecting securities whose yields are higher than the “normal” bonds that comprise the index. Based on this approach, for 2006 we raised the weighted average discount rate for all of our pension plans to 5.5 percent, from 5.4 percent. The discount rate for postretirement benefits was raised from approximately 5.8 percent for 2005 to approximately 5.9 percent for 2006.

Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans was left unchanged at 8.2 percent for 2006.

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

Effective December 31, 2006, we froze future accruals under our defined benefit plans for substantially all U.S. salaried and non-union hourly employees and replaced these benefits with additional contributions under defined contribution plans. We estimate that these changes will save about $11 million in earnings before taxes annually, starting January 1, 2007. Additionally, we realized a one-time benefit of $7 million in the fourth quarter 2006 related to curtailing the defined benefit pension plans.

Inventory Valuation

Effective January 1, 2005, we changed our accounting method for valuing inventory for our U.S. based operations from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. As a result, all

U.S. inventories are now stated at the lower of cost, determined on a FIFO basis, or market. We elected to change to the FIFO method as we believe it is preferable for the following reasons: 1) the change will provide better matching of revenue and expenditures and 2) the change will achieve greater consistency in valuing our global inventory. Additionally, we initially adopted LIFO as it provided certain U.S. tax benefits which we no longer realize due to our U.S. net operating losses (when applied for tax purposes, tax laws require that LIFO be applied for accounting principles generally accepted in the United States of America (“GAAP”) as well). As a result of the change, we also expect to realize administrative efficiencies.

In accordance with GAAP, the change in inventory accounting has been applied by adjusting prior year’s financial statements. The effect of the change in accounting principle as of December 31, 2004, was to increase inventories by $14 million, reduce deferred tax assets by $5 million, and increase retained earnings by $9 million. For further information, see Note 4 to the consolidated Financial Statements included in Item 8.

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

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. We have elected to follow the transition guidance utilizing the modified prospective method for the additional paid-in capital pools as described in SFAS No. 123(R). The adoption of SFAS No. 123(R)-3 did not have material impact on our financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, Accounting for Income Taxes, to create a single method to address accounting for uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold and measurement attribute a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. We have not determined the effect, if any, the adoption of FIN 48 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material impact to our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Part of this Statement will be effective as of December 31, 2006, and requires companies that have defined benefit pension plans and other postretirement benefit plans to recognize the funded status of those plans on the balance sheet on a prospective basis from the effective date. The funded status of these plans is determined as of the plans’ measurement dates and represents the difference between the amount of the obligations owed to participants under each plan (including the effects of future salary increases for defined benefit plans) and the fair value of each plan’s assets dedicated to paying those obligations. To record the funded status of those plans, unrecognized prior service costs and net actuarial losses experienced by the plans will be recorded in the Other Comprehensive Income section of shareholders’ equity on the balance sheet. The initial adoption resulted in a reduction of Accumulated Other Comprehensive Loss in shareholders’ equity of $59 million.

In addition, SFAS No. 158 requires that companies using a measurement date for their defined benefit pension plans and other postretirement benefit plans other than their fiscal year end, change the measurement date effective for fiscal years ending after December 15, 2008. We currently use a September 30 measurement date for substantially all of our defined benefit plans and are planning to adopt this statement’s measurement date change effective for calendar year 2007. We do not believe the impact of the application of this part of the statement will be material to our financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, which hereby added Section N to Topic 1, “Financial Statements”, of the Staff Accounting Bulletin Series. Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The bulletin is effective for an interim period of the first fiscal year ending after November 15, 2006. We do not expect the adoption of this bulletin to have a material impact to our financial statements.

Liquidity and Capital Resources

Capitalization

	Year Ended
	December 31,
	2006	2005	% Change
	(Millions)

Short term debt and current maturities	$28	$22	27%
Long term debt	1,350	1,356	—

Total debt	1,378	1,378	—

Total minority interest	28	24	—
Shareholders’ equity	221	129	71

Total capitalization	$1,627	$1,531	6

General.  Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, as well as any outstanding borrowings on our revolving credit facilities, increased by approximately $6 million. The current portion of long-term debt increased by approximately $2 million while foreign subsidiaries’ obligations increased by approximately $4 million. Borrowings under our revolving credit facilities were zero at both December 31, 2006 and 2005, respectively. The decrease in long-term debt resulted from approximately $4 million related to payments on capital leases in addition to our position on interest rate swaps entered into during April 2004. See below for further information on the interest rate swaps.

The year-to-date increase in shareholders’ equity primarily results from our net income, premium on common stock issued pursuant to benefit plans and other transactions which contributed $63 million to shareholders’ equity and $96 million related to the translation of foreign balances into U.S. dollars. This amount was partially offset by an adjustment to additional minimum liability of $8 million and the adoption of SFAS No. 158 of $59 million. While our book equity balance was small at December 31, 2006, it had no effect on our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity. You should also read Note 5 to our consolidated financial statements.

Overview and Recent Transactions.  Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. We originally entered into this facility in 1999 and since that time have periodically requested and received amendments to the facility for various purposes. In December of 2003, we engaged in a series of transactions that resulted in the full refinancing of the facility, through an amendment and restatement. In February 2005, we amended the facility, which resulted in reduced interest rates on the term loan B and tranche B-1 letter of credit/revolving loan portions of the facility. We also made a voluntary prepayment of $40 million on the term loan B facility, reducing borrowings to $356 million. During 2005, we increased the amount of commitments under our revolving credit facility from $220 million to $300 million and reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $180 million to $155 million. During 2006 we further increased the amount of commitments under our revolving credit facility from $300 million to $320 million. As of December 31, 2006, the senior credit facility consisted of a seven-year, $356 million term loan B facility maturing in December 2010; a five-year, $320 million revolving credit facility maturing in December 2008; and a seven-year, $155 million tranche B-1 letter of credit/revolving loan facility maturing in December 2010.

In 2006 we further increased the amount of commitments under our revolving credit facility from $300 million to $320 million. No further reduction in the amount of commitments under the tranche B-1 letter of credit/revolving loan facility was required.

In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. Based upon the LIBOR rate as determined under these agreements of 5.61 percent (which was in effect until January 15, 2007) the inclusion of these swaps in our financial results added $1 million to our 2006 annual interest expense. These swaps qualify as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. As of December 31, 2006, the fair value of the interest rate swaps was a liability of approximately $7 million which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities. On December 31, 2006, we had $996 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2007 through 2025. Included in the $475 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. We also have $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

In November 2004, we refinanced our $500 million of 11 5/8 percent senior subordinated notes maturing in October of 2009 with new senior subordinated notes. The new notes have an interest rate of 8 5/8 percent, a maturity date of November 15, 2014 and contain substantially similar terms as the notes refinanced. Premium payments and other fees in connection with the refinancing of these notes totaled approximately $40 million, including a $29 million or 5.813% price premium over par on the redeemed notes. The new notes accrued interest from November 19, 2004 with an initial interest payment date of May 15, 2005. These notes are described in more detail below under “Senior Secured and Subordinated Notes.”

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

In October 2005, we further amended our senior credit facility increasing the amount of commitments we may seek under the revolving credit portion of the facility from $300 million to $350 million, along with other technical changes. We are not required to reduce the commitments under our tranche B-1 letter of credit/revolving loan facility should we obtain additional revolving credit commitments. In July 2006, we increased the amount of commitments under the revolving credit portion of the facility from $300 million to $320 million. No further reduction in the amount of commitments under our tranche B-1 letter of credit/revolving loan facility was required. We have not yet sought any increased commitments above the $320 million level, but may do so when, in our judgment, market conditions are favorable.

In February 2007, we announced that we had launched a transaction to refinance our existing $831 million senior credit facility, which will be replaced by a new $830 million senior credit facility secured by the same creditors. The new senior credit facility is expected to include a five-year revolving line of credit of approximately $375 million; a five-year term loan A facility of approximately $100 million; a seven-year term loan B facility of approximately $178 million; and a seven-year letter of credit facility of approximately $177 million, which can also be used as a revolving line of credit to fund short-term borrowings.

We intend to use the proceeds of this refinancing to repay approximately $356 million of outstanding term loans under our existing credit facility, to replace the $155 million letter of credit facility and the $320 million revolving line of credit provided under our existing senior credit facility and for general corporate purposes.

We are in the process of seeking commitments for the new senior credit facility. There can be no assurances that we will be able to complete this refinancing.

Senior Credit Facility — Forms of Credit Provided.  Following the February 2005 voluntary prepayment of $40 million, the term loan B facility is payable as follows: $74 million due March 31, 2010, and $94 million due each of June 30, September 30 and December 12, 2010. The revolving credit facility requires that if any amounts are drawn, they be repaid by December 2008. Prior to that date, funds may be borrowed, repaid and reborrowed under the revolving credit facility without premium or penalty. Letters of credit may be issued under the revolving credit facility.

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

Senior Credit Facility — Interest Rates and Fees.  Borrowings under the term loan B facility and the tranche B-1 letter of credit/revolving loan facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 200 basis points (reduced from 300 basis points in February 2005 and further reduced from 225 basis points in April 2006); or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 100 basis points (reduced from 200 basis points in February 2005 and further reduced from 125 basis points in April 2006). There is no cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility, however outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. If a letter of credit issued under this facility is subsequently paid and we do not reimburse the amount paid in full, then a ratable portion of each lender’s deposit would be used to fund the letter of credit. We pay the tranche B-1 lenders a fee which is equal to LIBOR plus 200 basis points (reduced from 300 basis points in February 2005 and further reduced from 225 basis points in April 2006). This fee is offset by the return on the funds deposited with the administrative agent which earn interest at a per annum rate approximately equal to LIBOR. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits and effectively increases our interest expense at a per annum rate equal to LIBOR.

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

Senior Credit Facility — Other Terms and Conditions.  As described above, we are highly leveraged. Our amended and restated senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA, as calculated under the facility), consolidated interest coverage ratio (consolidated EBITDA divided by consolidated cash interest paid, as calculated under the facility), and fixed charge coverage ratio (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid, as calculated under the facility) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. See “Contractual Obligations” below. The financial ratios required under the amended senior credit facility and the actual ratios we achieved for the four quarters of 2006, are shown in the following tables:

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2006		2006		2006		2006
	Req.	Act.	Req.	Act.	Req.	Act.	Req.	Act.

Leverage Ratio (maximum)	4.25	3.37	4.25	3.35	4.25	3.46	4.25	3.45
Interest Coverage Ratio (minimum)	2.10	3.27	2.10	3.23	2.10	3.15	2.10	3.07
Fixed Charge Coverage Ratio (minimum)	1.15	2.07	1.15	1.89	1.15	1.79	1.15	1.76

	Quarters Ending
	March 31-	March 31-	March 31-	March 31-
	December 31,	December 31,	December 31,	December 12,
	2007	2008	2009	2010
	Req.	Req.	Req.	Req.

Leverage Ratio (maximum)	3.75	3.50	3.50	3.50
Interest Coverage Ratio (minimum)	2.20	2.35	2.50	2.75
Fixed Charge Coverage Ratio (minimum)	1.25	1.35	1.50	1.75

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

The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends (limited to no more than $15 million per year); (vii) mergers and consolidations; and (viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of December 31, 2006, we were in compliance with all the financial covenants (as indicated above) and operational restrictions of the facility.

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

Our senior secured and subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a proforma basis, to be greater than 2.25 and 2.00, respectively. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors’ assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our subsidiary guarantor’s domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of December 31, 2006, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization.  In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable on a nonrecourse basis in North America and Europe. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under this program. We sold accounts receivable under this program of $85 million and $80 million at December 31, 2006 and 2005, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2007, this program was renewed for 364 days to January 28, 2008 at a facility size of $100 million. We also sell some receivables in our European operations to regional banks in Europe. At December 31, 2006, we sold $48 million of accounts receivable in Europe down from $49 million at December 31, 2005. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements may increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

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

Contractual Obligations

Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of December 31, 2006, are shown in the following table:

	Payments due in:
						Beyond
	2007	2008	2009	2010	2011	2011	Total
	(Millions)

Obligations:
Revolver borrowings	$—	$—	$—	$—	$—	$—	$—
Senior long-term debt	—	—	—	356	—	—	356
Long-term notes	1	2	—	—	—	470	473
Capital leases	3	3	3	3	—	—	12
Subordinated long-term debt	—	—	—	—	—	500	500
Other subsidiary debt	—	—	—	—	—	2	2
Short-term debt	22	—	—	—	—	—	22

Debt and capital lease obligations	26	5	3	359	—	972	1,365
Operating leases	16	11	9	7	6	1	50
Interest payments	132	132	131	130	93	201	819
Capital commitments	45	—	—	—	—	—	45

Total Payments	$219	$148	$143	$496	$99	$1,174	$2,279

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

Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate interest debt, we have made assumptions in calculating the amount of the future interest payments. Interest on our senior secured notes and senior subordinated notes is calculated using the fixed rates of 10 1/4 percent and 8 5/8 percent, respectively. Interest on our variable rate debt is calculated as 200 basis points plus LIBOR of 5.36 percent which was the rate at December 31, 2006. We have assumed that LIBOR will remain unchanged for the outlying years. See “— Capitalization.” In addition we have included the impact of our interest rate swaps entered into in April 2004. See “Interest Rate Risk” below.

We have also included an estimate of expenditures required after December 31, 2006 to complete the facilities and projects authorized at December 31, 2006, in which we have made substantial commitments in connections with facilities.

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

We have not included material cash requirements for taxes as we are a taxpayer in certain foreign jurisdictions but not in domestic locations. Additionally, it is difficult to estimate taxes to be paid as changes in where we generate income can have a significant impact on future tax payments. We have also not included cash requirements for funding pension and postretirement benefit costs. Based upon current estimates we believe we will be required to make contributions of approximately $38 million to those plans in 2007. Pension and postretirement contributions beyond 2007 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2007. In addition, we have not included cash requirements for environmental remediation. Based upon current estimates we believe we will be required to spend approximately $8 million over the next 20 to 30 years. However, due to possible modifications in remediation processes and other factors, it is difficult to determine the actual timing of the payments. See “— Environmental and Other Matters”.

We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was less than $1 million at both December 31, 2006 and 2005. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

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

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities and cash management requirements for some of our subsidiaries totaling $11 million. We have also issued $21 million in letters of credit to support some of our subsidiaries’ insurance arrangements. In addition, we have issued $2 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

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

Cash Flows

	Years Ended
	December 31,
	2006	2005
	(Millions)

Cash provided (used) by:
Operating activities	$199	$131
Investing activities	(172)	(164)
Financing activities	16	(36)

Operating Activities

For the year ended December 31, 2006, cash flow provided from operating activities was $199 million as compared to $131 million in the prior year. For 2006 cash provided by working capital was $6 million compared to cash used of $83 million for 2005. Receivables were a cash outflow of $29 million, a $65 million improvement from last year, which was impacted by the discontinuation of the advance payment programs with three major OE customers in North America in 2005. Inventory was a use of cash of $56 million compared to cash provided of $7 million in the prior year. Inventory was up year over year due to the ramp-up of future platform launches. Accounts payable provided cash of $94 million versus last years cash outflow of $2 million. Cash interest payments of $137 million in 2006 were higher than prior year payments of $126 million as a result of higher interest rates on our variable portion of debt and increased average borrowings. Cash tax payments were $26 million in 2006 compared to $23 million in 2005. Other operating activity was a use of $7 million in cash for 2006, compared to a cash outflow of $24 million in the prior year which was primarily related to an increase in pension contributions during 2005.

Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its OE customers whereby the account receivables are satisfied through the delivery of negotiable financial instruments. These financial instruments are then sold at a discount to a European bank. The sales of these financial instruments are not included in the account receivables sold. Any of these financial instruments which were not sold as of December 31, 2006 and 2005 are classified as other current assets and are excluded from our definition of cash equivalents. We had sold approximately $26 million of these instruments at December 31, 2006 and $34 million at December 31, 2005.

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $12 million and $8 million at December 31, 2006 and 2005, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $9 million at both December 31, 2006 and 2005 and were classified as other current assets. One of our Chinese subsidiaries is required to maintain a cash balance at a financial institution issuing the financial instruments which are used to satisfy vendor payments. The balance was less than $1 million at December 31, 2006 and $3 million at December 31, 2005 and was classified as cash and cash equivalents.

Investing Activities

Cash used for investing activities was $8 million higher in 2006 compared to the same period a year ago. In 2006 we received $17 million in cash from the sale of assets. Cash payments for plant, property and equipment (PP&E) were $177 million, in 2006 versus $141 million, in 2005. The increase of $36 million in cash payments for plant, property and equipment was primarily due to the timing of future OE customer platform launches. Without adjusting for changes in the balance of accounts payable relating to acquisitions of PP&E, the amount of PP&E acquired in 2006 and 2005 was $7 million lower and $3 million higher, respectively, than the cash payments reported. Acquisitions for PP&E were $170 million in 2006 and

$144 million in 2005. See Reclassifications in Note 1 in Item 8 “Financial Statements and Supplementary Data” for further information. Expenditures for software-related intangible assets were $13 million in 2006 compared to $14 million in 2005.

In 2005 we used $11 million in cash to acquire the exhaust operations of Gabilan Manufacturing and $3 million to acquire the remaining minority interest in India’s Hydraulics joint venture operations, partially offset by net proceeds from the sale of assets of $4 million.

Financing Activities

Cash flow from financing activities was a $16 million inflow in 2006 compared to an outflow of $36 million in the same period of 2005. The primary reason for the change is attributable to $45 million in cash used to reduce our long-term debt during 2005.

Outlook

Total North American OE light vehicle production levels for 2006 were 15.3 million units, down three percent from 2005. Of this, production of passenger cars was up five percent while production of SUVs and light trucks was down nine percent. Current predictions on 2007 North American OE light vehicle production levels are expected to be flat, with passenger cars down three percent and SUVs and light trucks up two percent. We anticipate that 2007 will be another challenging year due to volatile oil prices, increasing material costs, and the overall financial condition of original equipment manufacturers, especially Ford and General Motors who have announced job cuts, plant closings, first quarter production cuts, and other restructuring activities. We believe that new product launches, our position on top-selling platforms, our position with Japanese OE customers, and a strong new product and technology pipeline will more than offset pressures from North American production rates. European light vehicle production volumes were 20.9 million units during 2006 compared to 20.3 million units in 2005. Expectations for 2007 indicate production will increase only one percent. North American heavy-duty truck production rates for 2006 increased by 10 percent. North American heavy-duty production rates for 2007 are expected to decrease 38 percent due to significant purchases in advance of new emissions regulations taking effect in 2007. In China, light vehicle production levels were 6.7 million units, up 28 percent from last year. Light vehicle production levels in China are anticipated to grow 13 percent in 2007. In the global aftermarket we anticipate stable market conditions. We also plan to continue our efforts to increase new and existing sales in the global aftermarket business.

Tenneco estimates that its global original equipment revenues will be approximately $4.7 billion in 2007 and $5.0 billion in 2008. Adjusted for lower margin substrate sales, the company’s global original equipment revenues are estimated to be approximately $3.1 billion in 2007 and $3.4 billion in 2008. These revenue estimates are based on original equipment manufacturers’ programs that have been formally awarded to the company; programs where the company is highly confident that it will be awarded business based on informal customer indications consistent with past practices; Tenneco’s status as supplier for the existing program and its relationship with the customer; and the actual original equipment revenues achieved by the company for each of the last several years compared to the amount of those revenues that the company estimated it would generate at the beginning of each year. Our revenue estimate is subject to increase or decrease due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by our customers. We do not intend, however, to update the amounts shown above due to these changes. In addition, our revenue estimate is based on our anticipated pricing for each applicable program over its life. However, we are under continuing pricing pressures from our OE customers. We do not intend to update the amounts shown above for any price changes. Finally, for our foreign operations, our revenue estimate assumes a fixed foreign currency value. This value is used to translate foreign business to the US dollar. Currency in our foreign operations is subject to fluctuation based on the economic conditions in each of our foreign operations. We do not intend to update the amounts shown above due to these fluctuations. See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” and Item 1A, “Risk Factors.”

Raw material prices, and in particular steel prices, continue to be a concern with continued pressure on prices expected into the foreseeable future. We expect up to a $100 million increase in steel costs in 2007. We are leveraging our supply of scrap steel and our anticipated larger steel buy in 2007 as we prepare for our new product launches to negotiate the best possible pricing. We worked hard in 2006 and continue to work hard to address this issue by evaluating alternative materials and processes, reviewing material substitution opportunities, increasing component and assembly outsourcing to low cost countries and aggressively pursuing recovery of higher costs from our customers. In addition to these actions, we continue to pursue productivity initiatives and review opportunities to reduce costs through Six Sigma, Lean manufacturing and restructuring activities. We will continue to focus on controlling costs and leveraging global supply chain spending.

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

As of December 31, 2006, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs at these facilities to be approximately $8 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

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

Employee Stock Ownership Plans

We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee’s contribution up to eight percent of the employee’s salary. We recorded expense for these matching contributions of approximately $7 million for each of the years ended December 31, 2006, 2005 and 2004, respectively. All contributions vest immediately.

In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with additional contributions under defined contribution plans, we expect contributions to the Employee Stock Ownership Plans will increase by approximately $11 million in 2007.

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

In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The following table summarizes by major currency the notional amounts, weighted average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of December 31, 2006. All contracts in the following table mature in 2007.

		December 31, 2006
		Notional Amount	Weighted Average	Fair Value in
		in Foreign Currency	Settlement Rates	U.S. Dollars
		(Millions Except Settlement Rates)

Australian dollars	—Purchase	2	.790	$2
	—Sell	(9)	.784	(7)
British pounds	—Purchase	81	1.958	158
	—Sell	(61)	1.958	(119)
Canadian dollars	—Purchase	15	.858	13
	—Sell	—	—	—
Czech Republic koruna	—Purchase	155	.048	7
	—Sell	(184)	.048	(9)
Danish kroner	—Purchase	165	.177	29
	—Sell	(24)	.177	(4)
European euro	—Purchase	122	1.322	162
	—Sell	(2)	1.320	(3)
Polish zloty	—Purchase	73	.344	25
	—Sell	(50)	.345	(17)
Swedish krona	—Purchase	298	.146	44
	—Sell	—	—	—
U.S. dollars	—Purchase	—	—	—
	—Sell	(282)	1.000	(282)
Other	—Purchase	360	.008	3
	—Sell	(1)	.161	(1)

				$1

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

In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. Based upon the LIBOR rate as determined under these agreements of 5.61 percent (which was in effect until January 15, 2007) the inclusion of these swaps in our financial results added $1 million to our 2006 annual interest expense. These swaps qualify as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. As of December 31, 2006, the fair value of the interest rate swaps was a liability of approximately $7 million which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities. On December 31, 2006, we had $996 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2007 through 2025. Included in the $475 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. We also have $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

We estimate that the fair value of our long-term debt at December 31, 2006 was about 104 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $2 million after tax, excluding the effect of the interest rate swaps we completed in April 2004. A one percentage point increase or decrease in interest rates on the swaps we completed in April 2004 would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by approximately $1 million after tax.

Years 2005 and 2004

Net Sales and Operating Revenues

The following tables reflect our revenues for the years of 2005 and 2004. See “Years 2006 and 2005 — Net Sales and Operating Revenues” for a description of why we present these reconciliations of revenues.

	Year Ended December 31, 2005
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$495	$—	$495	$—	$495
Emission Control	1,011	9	1,002	272	730

Total North America Original Equipment	1,506	9	1,497	272	1,225

North America Aftermarket
Ride Control	361	—	361	—	361
Emission Control	161	—	161	—	161

Total North America Aftermarket	522	—	522	—	522
Total North America	2,028	9	2,019	272	1,747

Europe Original Equipment
Ride Control	378	11	367	—	367
Emission Control	1,078	(2)	1,080	326	754

Total Europe Original Equipment	1,456	9	1,447	326	1,121

Europe Aftermarket
Ride Control	169	—	169	—	169
Emission Control	195	(1)	196	—	196

Total Europe Aftermarket	364	(1)	365	—	365

South America & India	233	25	208	18	190
Total Europe, South America and India	2,053	33	2,020	344	1,676
Asia	149	—	149	43	106
Australia	211	7	204	19	185

Total Asia Pacific	360	7	353	62	291

Total Tenneco	$4,441	$49	$4,392	$678	$3,714

	Year Ended December 31, 2004
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$455	$—	$455	$—	$455
Emission Control	1,001	—	1,001	320	681

Total North America Original Equipment	1,456	—	1,456	320	1,136
North America Aftermarket
Ride Control	342	—	342	—	342
Emission Control	161	—	161	—	161

Total North America Aftermarket	503	—	503	—	503
Total North America	1,959	—	1,959	320	1,639
Europe Original Equipment
Ride Control	356	—	356	—	356
Emission Control	1,005	—	1,005	321	684

Total Europe Original Equipment	1,361	—	1,361	321	1,040
Europe Aftermarket
Ride Control	169	—	169	—	169
Emission Control	190	—	190	—	190

Total Europe Aftermarket	359	—	359	—	359
South America & India	171	—	171	15	156
Total Europe, South America & India	1,891	—	1,891	336	1,555
Asia	158	—	158	54	104
Australia	205	—	205	16	189

Total Asia Pacific	363	—	363	70	293

Total Tenneco	$4,213	$—	$4,213	$726	$3,487

Revenues from our North American operations increased $69 million in 2005 compared to the same period in 2004 reflecting higher sales from both OE and aftermarket businesses. Total North American OE revenues increased three percent to $1,506 million in 2005. OE emission control revenues were up one percent in 2005 to $1,011 million from $1,001 million in 2004. Substrate emission control sales decreased 15 percent to $272 million in 2005. Adjusted for substrate sales and currency, OE emission control sales were up seven percent in 2005 compared to 2004. OE ride control revenues for 2005 increased nine percent compared to 2004 driven primarily by higher sales to heavy-duty vehicle manufacturers. Total OE revenues, excluding substrate sales and currency, increased eight percent in 2005, while North American light vehicle production remained flat compared to 2004. We experienced this improvement despite the flat build rate primarily due to favorable light vehicle platform mix, highlighted by a 10 percent increase in sales to the Japanese OEMs, as well as higher heavy-duty volumes. In addition, our February 2005 acquisition of the exhaust business for Harley-Davidson provided a $37 million revenue contribution. Aftermarket revenues for North America were $522 million in 2005, representing an increase of four percent compared to 2004 despite general market softness as higher gas prices tempered consumer spending for routine car maintenance. Aftermarket ride control revenues increased $19 million or six percent in 2005, primarily due to increased sales to new and existing customers. Aftermarket emission control revenues were $161 million in 2005, flat compared to 2004. Price increases driven by higher steel costs helped offset lower emission volumes.

Our European, South American and Indian segment’s revenues increased $162 million or nine percent in 2005 compared to 2004. Total Europe OE revenues were $1,456 million, up seven percent from 2004. OE emission control revenues increased seven percent to $1,078 million in 2005 from $1,005 million in 2004. Excluding a $5 million increase in substrate sales and $2 million of unfavorable currency, OE emission control revenues increased 10 percent in 2005 over 2004. We experienced this revenue increase despite the relatively flat European light vehicle build rate due to the ramp up of platforms that launched in late 2004 and early 2005. OE ride control revenues increased by $22 million in 2005, up six percent from $356 million in 2004. This increase was greater than the European light vehicle production level, which was flat compared to 2004 levels. Our increase was greater than the market as a result of the expansion of our electronic suspension business as well as a ramp up of business and new launches with Nissan, Suzuki, Dacia, Toyota, Mazda and Audi. We changed our reporting in the second quarter of 2005 for an “assembly-only” contract with a European OE ride control customer and began accounting for those revenues as net of the related cost of sales. If we had reported our 2004 revenues in the same manner, they would have been lower by $42 million. Excluding an $11 million benefit from currency appreciation, OE ride control revenues increased three percent. European aftermarket sales were $364 million in 2005 compared to $359 million in 2004. Excluding $1 million of unfavorable currency, European aftermarket revenues increased two percent in 2005 compared to 2004. Ride control aftermarket revenues, excluding the impact of currency, were even with the prior year, reflecting heightened competition, a soft market environment in Spain, and weaker exports worldwide due to the strengthening of the euro. Aftermarket emission control revenues were up three percent in 2005 from 2004 excluding the benefits of currency. New customers and market share gains helped to partially offset significant market declines relating to now standard use of longer lasting stainless steel by OE manufacturers. South American and Indian revenues, excluding the benefits of currency appreciation and substrate sales, were up 21 percent to $190 million in 2005 compared to 2004. Higher OE volumes and substrate sales as well as improved product mix and pricing drove this increase.

Revenues from our Asia Pacific segment, which includes Australia and Asia, decreased $3 million to $360 million in 2005, as compared to $363 million in 2004. Excluding substrate sales, revenues increased $2 million at our Asian operations in 2005 compared to 2004 driven by higher OE volumes. In Australia, strong OE volumes and strengthening currency increased revenues in 2005 by three percent. Excluding the impact of currency and substrate sales, Australian revenues decreased two percent.

EBIT

	Years Ended
	December 31,
	2005	2004	Change
	(Millions)

North America	$145	$133	$12
Europe, South America and India	54	21	33
Asia Pacific	16	20	(4)

	$215	$174	$41

The EBIT results shown in the preceding table include the following items, discussed above under “Restructuring and Other Charges” and “Liquidity and Capital Resources — Capitalization”, which have an effect on the comparability of EBIT results between periods:

	Years Ended
	December 31,
	2005	2004
	(Millions)

North America
Restructuring and restructuring-related expenses	$4	$11
New aftermarket customer changeover costs(1)	10	8
Consulting fees indexed to stock price	—	2
Europe, South America and India Restructuring and restructuring-related expenses	8	26
Consulting fees indexed to stock price	—	1
Asia Pacific
Restructuring and restructuring-related expenses	—	3
Consulting fees indexed to stock price	—	1

(1)	Represents costs associated with changing new aftermarket customers from their prior suppliers to an inventory of our products. Although our aftermarket business regularly incurs changeover costs, we specifically identify in the table above those changeover costs that, based on the size or number of customers involved, we believe are of an unusual nature for the quarter in which they were incurred.

EBIT for North American operations for 2005 increased to $145 million from $133 million for 2004. Higher OE volumes increased EBIT by $14 million with improved OE manufacturing efficiencies and lower selling, general and administrative costs adding $15 million and $10 million, respectively, to EBIT. These improvements to EBIT were partially offset by OE price concessions and steel cost increases, net of other material costs savings and recovery from customers. North American aftermarket EBIT was negatively impacted by higher steel costs of $27 million and lower volumes and manufacturing inefficiencies of $21 million. These decreases were partially offset by lower selling, general, administrative and engineering costs of $11 million and other material cost savings and recovery from customers. Included in North America’s 2005 EBIT were $4 million in restructuring and restructuring-related expenses and $10 million in customer changeover costs. Included in North America’s 2004 EBIT were $11 million in restructuring and restructuring-related expenses, $8 million in customer changeover costs and $2 million in consulting fees indexed to the stock price.

Our European, South American and Indian segment’s EBIT was $54 million for 2005, up $33 million from $21 million in 2004. Higher European OE volumes from both emission and ride control product lines contributed $21 million to EBIT during 2005. Increased OE manufacturing efficiencies added $4 million to EBIT. Steel cost increases of $22 million were offset by other material cost savings and recovery from customers. OE price concessions and higher selling, general, administrative and engineering costs negatively impacted EBIT by $17 million. European aftermarket manufacturing efficiencies and lower selling, general, administrative and engineering costs added $13 million to EBIT. Higher European aftermarket steel costs of $13 million were offset by other material costs savings and recovery from customers. South America and India added $8 million to EBIT as compared to 2004, mostly due to favorable customer pricing actions and currency appreciation that offset higher steel costs. Included in Europe, South America and India’s 2005 EBIT were $8 million in restructuring and restructuring-related expenses. Included in 2004 EBIT were $26 million in restructuring and restructuring-related expenses and $1 million in consulting fees indexed to the stock price.

EBIT for our Asia Pacific segment, which includes Asia and Australia, decreased $4 million to $16 million in 2005 compared to $20 million in 2004. Manufacturing efficiencies and reduced selling, general, administrative and engineering costs increased EBIT by $12 million. These increases were more than offset by lower volumes that impacted EBIT by $7 million and increased steel costs, net of other material cost savings and recovery from customers. Included in Asia Pacific’s 2004 EBIT were $3 million in restructuring and restructuring-related expenses and $1 million in consulting fees indexed to the stock price.

You should also read Note 4 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

EBIT as a Percentage of Revenue

	Years Ended
	December 31,
	2005	2004

North America	7%	7%
Europe, South America and India	3%	1%
Asia Pacific	4%	6%
Total Tenneco	5%	4%

In North America, EBIT as a percentage of revenue for 2005 remained at prior year levels. Higher OE volumes and lower selling, general, administrative and engineering costs as well as reduced restructuring activities were offset by higher steel costs and price concessions. Our Europe, South America and India EBIT margin for 2005 increased two percentage points compared to 2004. OE volume increases, manufacturing efficiencies and lower restructuring costs were partially offset by price concessions. EBIT as a percentage of revenue for our Asia Pacific operations decreased two percentage points in 2005 compared to 2004. Manufacturing efficiencies, lower restructuring costs and reduced selling, general, administrative and engineering costs were more than offset by higher steel costs and reduced volumes.

Interest Expense, Net of Interest Capitalized

We reported interest expense of $130 million in 2005 compared to $179 million in 2004. Interest expense for 2004 included $42 million related to the 2004 refinancing of our $500 million 11 5/8 percent senior subordinated notes due 2009. We accomplished this refinancing by issuing new 8 5/8 percent senior subordinated notes due 2014 in November 2004 and using the net proceeds of that issuance, together with cash on hand, to redeem our 11 5/8 percent notes. The 11 5/8 percent notes were called for redemption in November 2004 and the redemption was completed in December 2004. Included in the total is a write-off of $8 million in debt issuance costs; a premium of $29 million for redeeming the bonds prior to their maturity date, and $5 million in overlapping interest expenses during the time between the issuance of the 8 5/8 percent notes and the final redemption of the 11 5/8 percent notes. See more detailed explanations on our debt structure, including our issuance of $500 million of 8 5/8 percent senior subordinated notes due 2014 in November 2004, prepayments and amendments to our senior credit facility in February 2005, and their impact on our interest expense, in “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.

In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2005 resulted in lower interest expense of approximately $2 million for the year. The LIBOR rate as of December 31, 2005 as determined under these agreements was 3.82 percent. This rate remained in effect until January 15, 2006 when it increased to approximately 4.73 percent. These swaps qualify as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. As of December 31, 2005, the fair value of the interest rate swaps was a liability of approximately $5 million. On December 31, 2005, we had $1 billion in long-term debt obligations that had fixed interest rates. Of that amount, $475 million was fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2007 through 2025. Included in the $475 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. We also have $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest. For further discussion see “Liquidity and Capital Resources — Interest Rate Risk” earlier in this Management’s Discussion and Analysis.

Income Taxes

Income taxes were an expense of $25 million in 2005, compared to a benefit of $24 million in 2004. Included in 2005 were benefits of $4 million, including settlements of prior year tax issues and resolution of some tax contingencies with our foreign operations. Including these adjustments the effective tax for 2005 was 30 percent. Excluding these adjustments would have increased our effective tax rate by four percent. Included in 2004 were benefits of $21 million, including book to return adjustments, settlements of prior year tax issues and benefits related to previous tax losses in foreign operations. Due to efforts to improve overseas operations, we can now recognize the benefits of these previous tax losses in foreign operations, because it is more likely than not that we will be able to utilize them to offset future cash tax payments. The effective tax rate for 2004 including the $21 million benefit was 466 percent. Excluding the $21 million benefit would have decreased our effective tax rate by 397 percent. You should also read Note 4 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

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

Cash Flows

	Years Ended
	December 31,
	2005	2004
	(Millions)

Cash provided (used) by:
Operating activities	$131	$214
Investing activities	(164)	(130)
Financing activities	(36)	(12)

Operating Activities

For the year ended December 31, 2005, cash flow provided from operating activities was $131 million as compared to $214 million in 2004. For 2005 cash used for working capital was $83 million compared to a cash flow provided of $46 million for 2004. Higher revenues and the discontinuation of the advance payment programs with three major OE customers in North America were the primary reasons for higher year over year receivables balances that resulted in cash outflow of $94 million, a $90 million increase from 2004. Inventory reductions provided cash of $7 million compared to a use of cash of $22 million in 2004. Accounts payable used cash of $2 million versus a cash inflow of $54 million in 2004. Cash interest payments of $126 million in 2005 were significantly lower than 2004 payments of $185 million as a result of refinancing transactions in 2004. This was partially offset by higher cash tax payments of $23 million in 2005 compared to $18 million in 2004. Other operating activity was a use of $24 million in cash for 2005, compared to a cash inflow of $34 million in 2004. This change was primarily related to an increase in pension contributions during 2005.

We had arrangements with three major OE customers in North America under which, in exchange for a discount, payments for product sales were made earlier than otherwise required under existing payment terms. These arrangements reduced accounts receivable by $88 million as of December 31, 2004. All three of these programs were discontinued during 2005. To mitigate the impact on our liquidity from the termination of these programs, in 2005 we supplemented our existing senior credit facility by increasing from $220 million to $300 million the amount of lenders’ commitments under the revolving credit facility portion of the senior credit facility. As part of this agreement, we reduced from $180 million to $155 million the amount of lenders’ commitments under the tranche B-1 letter of credit/revolving loan facility portion of the senior credit facility. In October 2005, we further supplemented the senior credit facility by increasing from $300 million to $350 million the amount of commitments we may seek. We have not yet sought any such additional commitments. We were not required to reduce the commitments under the tranche B-1 letter of credit/revolving loan facility in connection with the October 2005 amendment.

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

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $8 million at December 31, 2005 and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $9 million at December 31, 2005 and were classified as other current assets. One of our Chinese subsidiaries is required to maintain a cash balance at a financial institution issuing the financial instruments which are used to satisfy vendor payments. The balance totaled $3 million at December 31, 2005 and was classified as cash and cash equivalents.

Investing Activities

Cash used for investing activities was $34 million higher in 2005 compared to 2004. In 2005 we used $11 million in cash to acquire the exhaust operations of Gabilan Manufacturing and $3 million to acquire the remaining minority interest in India’s Hydraulics joint venture operations, partially offset by net proceeds from the sale of assets of $4 million. In 2004 we received $15 million in cash from the sale of assets, primarily driven by the sale of our Birmingham, U.K. facility. Cash payments for plant, property and equipment were $141 million, in 2005 versus $131 million, in 2004. The increase of $10 million in expenditures for plant, property and equipment was primarily due to the timing of future OE customer platform launches. Without adjusting for changes in the balance of accounts payable relating to acquisitions of PP&E, the amount of PP&E acquired in 2005 and 2004 was $3 million higher and $1 million lower, respectively, than the cash payments reported. Acquisitions for PP&E were $144 million in 2005 and $130 million in 2004. See Reclassifications in Note 1 in Item 8 “Financial Statements and Supplementary Data” for further information. Expenditures for software-related intangible assets were $14 million in 2005 compared to $13 million in 2004.

Financing Activities

Cash flow from financing activities was a $36 million outflow in 2005 compared to an outflow of $12 million in 2004. The primary reason for the change is attributable to $45 million in cash used to reduce our long-term debt during 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The section entitled “Derivative Financial Instruments” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS OF TENNECO INC.
AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Tenneco Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Management’s internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements in financial reporting. Further, due to changing conditions and adherence to established policies and controls, internal control effectiveness may vary over time.

Management assessed the company’s effectiveness of internal controls over financial reporting. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment we believe that the company’s internal control over financial reporting was not effective as a result of the material weakness related to accounting for income taxes as of December 31, 2006.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified a material weakness in our internal control over financial reporting as of December 31, 2006, related to our accounting for income taxes including income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, we did not maintain effective controls over the accuracy and completeness of the components of the income tax provision calculation and related deferred income taxes and income taxes payable, and over the monitoring of the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the differences to the reported deferred income tax balances. This control deficiency resulted in adjustments to the tax accounts for our financial statements as of December 31, 2006. While the errors identified largely offset each other, our internal controls did not operate effectively to detect errors that could have been, individually or in the aggregate, material.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

March 1, 2007

REMEDIATION PLANS FOR A MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

While considerable action has been taken to improve internal controls over our accounting for income taxes, remediation of this control deficiency has not yet been fully evidenced and therefore management has concluded that this weakness existed as of December 31, 2006. To address the material weakness in the accounting for income taxes, we have taken or will take the following actions:

•	With the assistance of an outside professional service provider, during the fourth quarter of 2006 we implemented procedures to more effectively and accurately accumulate detailed support for approximately 70 foreign tax basis balance sheets and related processes to quantify deferred tax balances.

•	We are re-engineering the tax provision reporting processes (including U.S. federal and state tax provision processes) to improve visibility, timeliness and accuracy, as well as technical support and documentation standards.

•	We will reorganize functional responsibilities in the tax department to better control and manage the income tax data that is collected and enhance our current process for completing the provision and performing analysis.

•	We are in the process of developing additional remediation plans which will be implemented to address the material weakness in internal controls in accounting for income taxes. Many of these newly designed controls and procedures are only executed annually during the year-end closing process. Our assessment of the remediation will remain open until that time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tenneco Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Controls Over Financial Reporting, that Tenneco Inc. and consolidated subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: accounting for income taxes, including income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not maintain effective controls over the accuracy and completeness of the components of the income tax provision calculation and related deferred income taxes and income taxes payable, and over the monitoring of the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the differences to the reported deferred income tax balances. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated balance sheet of the Company as of December 31, 2006 and the related consolidated statements of income, cash flows, changes in shareholders’ equity and comprehensive income (loss) and financial statement schedule for the year ended

December 31, 2006, and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in COSO. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006 and the related consolidated statements of income, cash flows, changes in shareholders’ equity and comprehensive income (loss) and financial statement schedule for the year ended December 31, 2006. Our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” on January 1, 2006 and the Company’s adoption the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” on December 31, 2006.

Deloitte & Touche LLP
Chicago, Illinois
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tenneco Inc.

We have audited the accompanying consolidated balance sheets of Tenneco Inc. and consolidated subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows, changes in shareholders’ equity, and comprehensive income (loss) for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 8 to the consolidated financial statements, on January 1, 2006 , the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and as discussed in Note 1 to the consolidated financial statements, on December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

Deloitte & Touche LLP
Chicago, Illinois
March 1, 2007

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(Millions Except Share and Per Share Amounts)

Revenues
Net sales and operating revenues	$4,685	$4,441	$4,213

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	3,838	3,583	3,368
Engineering, research, and development	88	83	76
Selling, general, and administrative	377	385	417
Depreciation and amortization of other intangibles	184	177	177

	4,487	4,228	4,038

Other income (expense)
Loss on sale of receivables	(6)	(3)	(1)
Equity Income	3	1	—
Other income (expense)	1	4	—

	(2)	2	(1)

Income before interest expense, income taxes, and minority interest	196	215	174
Interest expense (net of interest capitalized)	136	130	179
Income tax expense (benefit)	3	25	(24)
Minority interest	6	2	4

Net income	$51	$58	$15

Earnings per share
Average shares of common stock outstanding —
Basic	44,625,220	43,088,558	41,534,810
Diluted	46,755,573	45,321,225	44,180,460
Basic earnings per share of common stock —	$1.15	$1.35	$0.37
Diluted earnings per share of common stock —	$1.10	$1.29	$0.35

The accompanying notes to financial statements are an integral part of these statements of income.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

BALANCE SHEETS

	December 31,
	2006	2005
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$202	$141
Receivables —
Customer notes and accounts, net	579	515
Other	25	28
Inventories	439	360
Deferred income taxes	52	43
Prepayments and other	125	110

	1,422	1,197

Other assets:
Long-term notes receivable, net	26	23
Goodwill	203	200
Intangibles, net	9	30
Deferred income taxes	376	307
Other	134	140

	748	700

Plant, property, and equipment, at cost	2,643	2,428
Less — Accumulated depreciation and amortization	(1,550)	(1,385)

	1,093	1,043

	$3,263	$2,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$28	$22
Trade payables	782	651
Accrued taxes	49	31
Accrued interest	40	38
Accrued liabilities	200	208
Other	34	29

	1,133	979

Long-term debt	1,350	1,356

Deferred income taxes	107	86

Postretirement benefits	349	285

Deferred credits and other liabilities	75	81

Commitments and contingencies
Minority interest	28	24

Shareholders’ equity:
Common stock	—	—
Premium on common stock and other capital surplus	2,790	2,776
Accumulated other comprehensive loss	(253)	(282)
Retained earnings (accumulated deficit)	(2,076)	(2,125)

	461	369
Less — Shares held as treasury stock, at cost	240	240

	221	129

	$3,263	$2,940

The accompanying notes to financial statements are an integral part of these balance sheets.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(Millions)

Operating Activities
Net income	$51	$58	$15
Adjustments to reconcile net income to cash provided by operating activities—
Depreciation and amortization of other intangibles	184	177	177
Stock option expense	5	—	—
Deferred income taxes	(43)	—	(58)
(Gain) loss on sale of assets, net	3	3	—

Changes in components of working capital (net of acquisition)—
(Increase) decrease in receivables	(29)	(94)	(4)
(Increase) decrease in inventories	(56)	7	(22)
(Increase) decrease in prepayments and other current assets	(14)	5	(4)
Increase (decrease) in payables	94	(2)	54
Increase (decrease) in accrued taxes	15	13	2
Increase (decrease) in accrued interest	2	4	(7)
Increase (decrease) in other current liabilities	(6)	(16)	27
Other	(7)	(24)	34

Net cash provided by operating activities	199	131	214

Investing Activities
Net proceeds from sale of assets	17	4	15
Cash payments for plant, property, and equipment	(177)	(141)	(131)
Cash payments for software related intangible assets	(13)	(14)	(13)
Acquisition of businesses (net of cash acquired)	—	(14)	—
Investments and other	1	1	(1)

Net cash used by investing activities	(172)	(164)	(130)

Financing Activities
Issuance of common shares	17	7	10
Issuance of long-term debt	—	1	500
Debt issuance costs on long-term debt	—	—	(13)
Retirement of long-term debt	(4)	(45)	(508)
Net increase (decrease) in short-term debt excluding current maturities of long-term debt	3	1	(1)

Net cash provided (used) by financing activities	16	(36)	(12)

Effect of foreign exchange rate changes on cash and cash equivalents	18	(4)	(3)

Increase (decrease) in cash and cash equivalents	61	(73)	69
Cash and cash equivalents, January 1	141	214	145

Cash and cash equivalents, December 31 (Note)	$202	$141	$214

Supplemental Cash Flow Information
Cash paid during the year for interest	$137	$126	$185
Cash paid during the year for income taxes (net of refunds)	$26	$23	$18
Non-cash Investing and Financing Activities
Retirement of obligation and exchange of property	$—	$(2)	$—
Period ended balance of payables for plant, property, and equipment	$18	$25	$22

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to financial statements are an integral part of these statements of cash flows.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)

Common Stock
Balance January 1	45,544,668	$—	44,275,594	$—	42,167,296	$—
Issued (Reacquired) pursuant to benefit plans	(104,240)	—	283,797	—	438,785	—
Stock options exercised	1,644,846	—	985,277	—	1,669,513	—

Balance December 31	47,085,274	—	45,544,668	—	44,275,594	—

Premium on Common Stock and Other Capital Surplus
Balance January 1		2,776		2,764		2,751
Premium on common stock issued pursuant to benefit plans		14		12		13

Balance December 31		2,790		2,776		2,764

Accumulated Other Comprehensive Income (Loss)
Balance January 1		(282)		(185)		(241)
Adoption of Statement of Financial Accounting Standard (SFAS) No. 158, net of tax		(59)		—		—
Other comprehensive income (loss)		88		(97)		56

Balance December 31		(253)		(282)		(185)

Retained Earnings (Accumulated Deficit)
Balance January 1		(2,125)		(2,180)		(2,205)
Net income		51		58		15
Other		(2)		(3)		10

Balance December 31		(2,076)		(2,125)		(2,180)

Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1 and December 31	1,294,692	240	1,294,692	240	1,294,692	240

Total		$221		$129		$159

The accompanying notes to financial statements are an integral part of these statements of changes in shareholders’ equity.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2006		2005		2004
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income		$51		$58		$15

Accumulated Other Comprehensive Loss
Cumulative Translation Adjustment
Balance January 1	$(150)		$(63)		$(143)
Translation of foreign currency statements	96	96	(87)	(87)	80	80

Balance December 31	(54)		(150)		(63)

Additional Minimum Pension Liability Adjustment
Balance January 1	(132)		(122)		(98)
Additional minimum pension liability adjustment	(5)	(5)	(16)	(16)	(28)	(28)
Income tax benefit	—	—	6	6	4	4
Deferred tax valuation allowance adjustment	(3)	(3)	—	—	—	—

Balance December 31	(140)		(132)		(122)

Adoption of SFAS No. 158, Net of Tax	(59)		—		—

Balance December 31	$(253)		$(282)		$(185)

Other comprehensive income (loss)		88		(97)		56

Comprehensive Income (Loss)		$139		$(39)		$71

The accompanying notes to financial statements are an integral part of these statements of comprehensive income (loss).

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Accounting Policies

Consolidation and Presentation

In 2005, we changed our name from Tenneco Automotive Inc. back to Tenneco Inc. The name Tenneco better represents the expanding number of markets we serve through our commercial and specialty vehicle businesses. Building a stronger presence in these markets complements our core businesses of supplying ride control and emission control products and systems to automotive original equipment and aftermarket customers worldwide. Our common stock continues to trade on the New York Stock Exchange under the symbol “TEN”.

Our financial statements include all majority-owned subsidiaries. We carry investments in 20 percent to 50 percent owned companies at cost plus equity in undistributed earnings since the date of acquisition and cumulative translation adjustments. We have eliminated all significant intercompany transactions.

Sales of Accounts Receivable

We entered into an agreement to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party, net of a factoring discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $133 million, $129 million and $124 million at December 31, 2006, 2005, and 2004, respectively. We recognized a loss of approximately $6 million, $3 million and $1 million during 2006, 2005, and 2004, respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, and it averaged six percent during 2006. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

Inventories

At December 31, 2006 and 2005, inventory by major classification was as follows:

	2006	2005
	(Millions)

Finished goods	$191	$154
Work in process	90	81
Raw materials	122	89
Materials and supplies	36	36

	$439	$360

Our inventories are stated at the lower of cost or market value using the first-in, first-out (“FIFO”) or average cost methods. Prior to the first quarter of 2005, inventories in the U.S. based operations (17 percent and 19 percent of our total consolidated inventories at December 31, 2004 and 2003, respectively) were valued using the last-in, first-out (“LIFO”) method. Effective January 1, 2005, we changed our accounting method for valuing inventory for our U.S. based operations from the LIFO method to the FIFO method. See Note 4 for additional discussion of this accounting change.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangibles, net

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2006, are as follows:

		Europe,
	North	South America	Asia
	America	and India	Pacific	Total
	(Millions)

Balance at December 31, 2005	$138	$53	$9	$200
Translation adjustments	—	3	—	3

Balance at December 31, 2006	$138	$56	$9	$203

We have capitalized certain intangible assets, primarily trademarks and patents, based on their estimated fair value at the date we acquired them. We amortize these intangible assets on a straight-line basis over periods ranging from five to 30 years. Amortization of intangibles amounted to less than $1 million in 2006, 2005, and 2004, and is included in the statements of income caption “Depreciation and amortization of other intangibles.” The carrying amount and accumulated amortization are as follows:

	December 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Value	Amortization	Value	Amortization
	(Millions)		(Millions)

Amortized Intangible Assets
Customer contract	$6	$—	$6	$—
Patents	2	(2)	2	(2)
Noncompete covenants	2	(1)	2	(1)
Trademarks	1	(1)	1	(1)
Technology rights & capital subsidies	2	(1)	2	(1)

Total	$13	$(5)	$13	$(5)

Estimated amortization of intangible assets over the next five years is expected to be less than $1 million each year.

Plant, Property, and Equipment, at Cost

At December 31, 2006 and 2005, plant, property, and equipment, at cost, by major category were as follows:

	2006	2005
	(Millions)

Land, buildings, and improvements	$432	$400
Machinery and equipment	2,027	1,827
Other, including construction in progress	184	201

	$2,643	$2,428

We depreciate these properties on a straight-line basis over the estimated useful lives of the assets. Useful lives range from 10 to 50 years for buildings and improvements and from three to 25 years for machinery and equipment.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Notes Receivable and Allowance for Doubtful Accounts

Short and long-term notes receivable outstanding were $29 million and $24 million at December 31, 2006 and 2005, respectively. The allowance for doubtful accounts on short- and long-term notes receivable was $3 million at December 31, 2006, and zero at December 31, 2005.

At December 31, 2006 and 2005, the allowance for doubtful accounts on short- and long-term accounts receivable was $16 million and $19 million, respectively.

Pre-production Design and Development and Tooling Assets

We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. We had long-term receivables of $22 million and $17 million on the balance sheet at December 31, 2006 and 2005, respectively, for guaranteed pre-production design and development reimbursement arrangements with our customers. In addition, plant, property and equipment includes $63 million and $59 million at December 31, 2006 and 2005, respectively, for original equipment tools and dies that we own, and prepayments and other includes $38 million and $32 million at December 31, 2006 and 2005, respectively, for in-process tools and dies that we are building for our original equipment customers.

Internal Use Software Assets

We capitalize certain costs related to the purchase and development of software that we use in our business operations. We amortize the costs attributable to these software systems over their estimated useful lives, ranging from three to 12 years, based on various factors such as the effects of obsolescence, technology, and other economic factors. Capitalized software development costs, net of amortization, were $81 million at both December 31, 2006 and 2005 and $90 million at December 31, 2004, and is recorded in other long-term assets. Amortization of software development costs was approximately $17 million for the year ended December 31, 2006 and $16 million for each of the years ended December 31, 2005 and 2004, respectively, and is included in the statements of income caption “Depreciation and Amortization of other intangibles.” Additions to capitalized software development costs, including payroll and payroll-related costs for those employees directly associated with developing and obtaining the internal use software, are classified as investing activities in the statements of cash flows.

Income Taxes

We have a U.S. Federal tax net operating loss carryforward (“NOL”) at December 31, 2006, of $634 million, which will expire in varying amounts from 2018 to 2026. The federal tax effect of that NOL is $222 million, and is recorded as a deferred tax asset on our balance sheet at December 31, 2006. We also have state NOL carryforwards at December 31, 2006 of $585 million, which will expire in various years through 2026. The tax effect of the state NOL, net of a valuation allowance, is $29 million and is recorded as a deferred tax asset on our balance sheet at December 31, 2006. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize these NOLs within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and the implementation of available tax planning strategies that accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters or components thereof and diesel particulate filters including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $927 million, $681 million and $726 million in 2006, 2005 and 2004, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns.

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

Engineering, Research and Development

We expense engineering, research, and development costs as they are incurred. Engineering, research and development expenses were $88 million for 2006, $83 million for 2005 and $76 million for 2004, net of reimbursements from our customers. Of these amounts, $13 million in 2006, $11 million in 2005 and $12 million in 2004 relate to research and development, which includes the research, design, and development of a new unproven product or process. Additionally, $45 million, $47 million and $35 million of engineering, research, and development expense for 2006, 2005, and 2004, respectively, relates to improvements and enhancements to existing products and processes. The remainder of the expenses in each year relate to engineering costs we incurred for application of existing products and processes to vehicle platforms. Further, our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering research and development expense for 2006, 2005, and 2004 has been reduced by $61 million, $51 million and $46 million, respectively, for these reimbursements.

Foreign Currency Translation

We translate the financial statements of foreign subsidiaries into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for revenues and expenses in each period. We record translation adjustments for those subsidiaries whose local currency is their functional currency as a component of accumulated other comprehensive loss in shareholders’ equity. We recognize transaction gains and losses arising from fluctuations in currency exchange rates on transactions

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

denominated in currencies other than the functional currency in earnings as incurred, except for those transactions which hedge purchase commitments and for those intercompany balances which are designated as long-term investments. Net income included foreign currency transaction losses of $8 million in 2006, $5 million in 2005, and $2 million in 2004.

Risk Management Activities

We use derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates, and interest rate swaps to hedge our exposure to changes in interest rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Net gains or losses on these foreign currency exchange contracts that are designated as hedges are recognized in the income statement to offset the foreign currency gain or loss on the underlying transaction. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on some intercompany and third party trade receivables and payables. Since these anticipated transactions are not firm commitments, we mark these forward contracts to market each period and record any gain or loss in the income statement. From time to time we have also entered into forward contracts to hedge our net investment in foreign subsidiaries. We recognize the after-tax net gains or losses on these contracts on the accrual basis in the balance sheet caption “Accumulated other comprehensive loss.” In the statement of cash flows, cash receipts or payments related to these exchange contracts are classified consistent with the cash flows from the transaction being hedged.

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP No. 143-1 did not have a material impact on our financial position or results of operation.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. We have elected to follow the transaction guidance utilizing the modified prospective method for additional paid-in-capital pools as described in SFAS No. 123(R). The adoption of SFAS No. 123(R)-3 did not have a material impact on our financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, Accounting for Income Taxes, to create a single method to address accounting for uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold and measurement attribute a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. We have not determined the effect, if any, the adoption of FIN 48 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material impact to our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Part of this Statement is effective as of December 31, 2006, and requires companies that have defined benefit pension plans and other postretirement benefit plans to recognize the funded status of those plans on the balance sheet on a prospective basis from the effective date. The funded status of these plans is determined as of the plans’ measurement dates and represents the difference between the amount of the obligations owed to participants under each plan (including the effects of future salary increases for defined benefit plans) and the fair value of each plan’s assets dedicated to paying those obligations. To record the funded status of those plans, unrecognized prior service costs and net actuarial losses experienced by the plans will be recorded in the Accumulated Other Comprehensive Loss section of shareholders’ equity on the balance sheet. The initial adoption resulted in a reduction of Accumulated Other Comprehensive Loss in shareholders’ equity of $59 million.

In addition, SFAS No. 158 requires that companies using a measurement date for their defined benefit pension plans and other postretirement benefit plans other than their fiscal year end, change the measurement date effective for fiscal years ending after December 15, 2008. We currently use a September 30 measurement date for substantially all of our defined benefit plans and are planning to adopt this statement’s measurement date change effective for calendar year 2007. We do not believe the impact of the application of this part of the statement will be material to our financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, which hereby added Section N to Topic 1, “Financial Statements”, of the Staff Accounting Bulletin Series. Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The bulletin is effective for an interim

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

period of the first fiscal year ending after November 15, 2006. We do not expect the adoption of this bulletin to have a material impact to our financial statements.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Specifically, we have reclassified components of our net deferred tax asset in our notes to the financial statements. The reclassification impacted deferred tax assets related to pensions and other items and deferred tax liabilities related to depreciation and other items. We have also reclassified in the statement of cash flows the net change in payables for acquisitions of plant, property and equipment (PP&E) from the increase (decrease) in payables included in operating activities into cash payments for PP&E included in investing activities and disclosed the year-end balance of payables for PP&E in non-cash investing and financing activities. We do not believe these changes in presentation are material to the financial statements.

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In October 2004, we announced a plan to eliminate 250 salaried positions through selected layoffs and an elective early retirement program. The majority of layoffs were at middle and senior management levels. As of December 31, 2006, we have incurred $23 million in severance costs. Of this total, $7 million was recorded in cost of sales and $16 million was recorded in selling, general and administrative expense.

In February 2006, we decided to reduce the work force at certain of our global locations as part of our ongoing effort to reduce our cost structure. We recorded a pre-tax charge of $6 million during 2006 and other benefits related to this reduction in force, substantially all of which have been paid in cash.

We incurred $27 million in restructuring and restructuring-related costs during 2006, of which $23 million was recorded in cost of sales and $4 million was recorded in selling, general and administrative expense. Including the costs incurred in 2002 through 2005 of $71 million, as of December 31, 2006 we have incurred a total of $98 million for activities related to our restructuring initiatives.

Under the terms of our amended and restated senior credit agreement that took effect on December 12, 2003, we were allowed to exclude up to $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives over the 2002 to 2006 time period from the calculation of the financial covenant ratios we are required to maintain under our senior credit agreement. In February 2005, our senior credit facility was amended to exclude all remaining cash charges and expenses related to restructuring initiatives started on or before February 21, 2005. As of December 31, 2006, we have excluded $63 million in allowable charges relating to restructuring initiatives previously started.

Under our amended facility, we are allowed to exclude up to an additional $60 million of cash charges and expenses, before taxes, related to restructuring activities initiated after February 24, 2005 from the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2006, we have excluded $32 million in allowable charges relating to restructuring initiatives against the $60 million available under the terms of the February 2005 amendment to the senior credit facility.

3.	Acquisitions

In February 2005, we acquired substantially all the exhaust assets, and assumed certain related liabilities of, Gabilan Manufacturing, Inc., a privately held company that had developed and manufactured motorcycle exhaust systems for Harley-Davidson motorcycles since 1978. The company also produced aftermarket muffler kits for Harley-Davidson. We purchased Gabilan’s assets, including working capital adjustments, for $11 million in cash.

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In accordance with GAAP, the change in inventory accounting has been applied by restating prior year’s financial statements which have been previously filed under an amended 10 K/A for the year ended December 31, 2004. The effect of the change in accounting principle on our financial position is presented below.

As of
December 31, 2004
(Millions)
Increase
(Decrease)

Inventories	$14
Deferred income tax assets (noncurrent)	$(5)
Shareholders’ equity	$9

The effect of the change in accounting principle on the results of operations is presented below.

Year Ended
December 31, 2004
(Millions except per
share amounts)
Increase (Decrease)

Income before interest expense, income taxes and minority interest	$3
Income tax expense	1

Net Income	$2

Basic earnings per share of common stock	$0.04

Diluted earnings per share of common stock	$0.04

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt, Short-Term Debt, and Financing Arrangements

Long-Term Debt

A summary of our long-term debt obligations at December 31, 2006 and 2005, is set forth in the following table:

	2006	2005
	(Millions)

Tenneco Inc. —
Senior Term Loans due 2010, average effective interest rate
7.1% in 2006 and 5.7% in 2005	$356	$356
10 1/4% Senior Secured Notes due 2013, including unamortized premium	481	483
8 5/8% Senior Subordinated Notes due 2014	500	500
Debentures due 2008 through 2025, average effective interest rate 9.3% in both 2006 and 2005	3	3
Notes due 2007 average effective interest rate 7.5% in both 2006 and 2005	2	2
Other subsidiaries — Notes due 2007 through 2014, average effective interest rate 4% in 2006 and 3% in 2005	14	16

	1,356	1,360
Less — current maturities	6	4

Total long-term debt	$1,350	$1,356

The aggregate maturities and sinking fund requirements applicable to the issues outstanding at December 31, 2006, are $4 million, $5 million, $3 million, $359 million, and zero for 2007, 2008, 2009, 2010, and 2011, respectively.

Short-Term Debt

We principally use revolving credit facilities to finance our short-term capital requirements. As a result, we classify the outstanding balance of borrowings under the revolving credit facilities within our short-term debt. The revolving credit facility balance included in short-term debt was zero at both December 31, 2006 and 2005. Information regarding our short-term debt as of and for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
	(Millions)

Current maturities on long-term debt	$6	$4
Notes payable	22	18

Total short-term debt	$28	$22

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

	2006	2005
	Notes Payable(a)	Notes Payable(a)
	(Dollars in Millions)

Outstanding borrowings at end of year	$22	$18
Weighted average interest rate on outstanding borrowings at end of year(b)	3.73%	4.09%
Approximate maximum month-end outstanding borrowings during year	$175	$204
Approximate average month-end outstanding borrowings during year	$97	$115
Weighted average interest rate on approximate average month-end outstanding borrowings during year(b)	6.6%	5.5%

(a)	Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

(b)	This calculation does not include the commitment fees to be paid on the unused revolving credit facilities balances which are recorded as interest expense for accounting purposes.

Financing Arrangements

		Committed Credit Facilities(a)
			December 31, 2006
				Letters of
	Term	Commitments	Borrowings	Credit(b)	Available
		(Millions)

Tenneco Inc. revolving credit agreement	2008	$320	$—	$—	$320
Tenneco Inc. Tranche B letter of credit/revolving loan agreement	2010	155	—	34	121
Subsidiaries’ credit agreements	Various	22	22	—	—

		$497	$22	$34	$441

(a)	We generally are required to pay commitment fees on the unused portion of the total commitment.

(b)	Letters of credit reduce the available borrowings under the tranche B letter of credit/revolving loan agreement.

Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. We originally entered into this facility in 1999 and since that time have periodically requested and received amendments to the facility for various purposes. In December of 2003, we engaged in a series of transactions that resulted in the full refinancing of the facility, through an amendment and restatement. In February 2005, we amended the facility, which resulted in reduced interest rates on the term loan B and tranche B-1 letter of credit/revolving loan portions of the facility. We also made a voluntary prepayment of $40 million on the term loan B facility, reducing borrowings to $356 million. During 2005, we increased the amount of commitments under our revolving credit facility from $220 million to $300 million and reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $180 million to $155 million. As of December 31, 2006, the senior credit facility consisted of a seven-year, $356 million term loan B facility maturing in December 2010; a five-year, $320 million revolving

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

credit facility maturing in December 2008; and a seven-year, $155 million tranche B-1 letter of credit/revolving loan facility maturing in December 2010.

In 2006 we further increased the amount of commitments under our revolving credit facility from $300 million to $320 million. No further reduction in the amount of commitments under the tranche B-1 letter of credit/revolving loan facility was required.

In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. Based upon the LIBOR rate as determined under these agreements of 5.61 percent (which was in effect until January 15, 2007) the inclusion of these swaps in our financial results added $1 million to our 2006 annual interest expense. These swaps qualify as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. As of December 31, 2006, the fair value of the interest rate swaps was a liability of approximately $7 million which has been recorded as a decrease to long-term debt and an increase to other long-term liabilities. On December 31, 2006, we had $996 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2007 through 2025. Included in the $475 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. We also have $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

In November 2004, we refinanced our $500 million of 11 5/8 percent senior subordinated notes maturing in October of 2009 with new senior subordinated notes. The new notes have an interest rate of 8 5/8 percent, a maturity date of November 15, 2014 and contain substantially similar terms as the notes refinanced. Premium payments and other fees in connection with the refinancing of these notes totaled approximately $40 million, including a $29 million or 5.813% price premium over par on the redeemed notes. The new notes accrued interest from November 19, 2004 with an initial interest payment date of May 15, 2005. These notes are described in more detail below under “Senior Secured and Subordinated Notes.”

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In October 2005, we further amended our senior credit facility increasing the amount of commitments we may seek under the revolving credit portion of the facility from $300 million to $350 million, along with other technical changes. We are not required to reduce the commitments under our tranche B-1 letter of credit/revolving loan facility should we obtain additional revolving credit commitments. In July 2006, we increased the amount of commitments under the revolving credit portion of the facility from $300 million to $320 million. No further reduction in the amount of commitments under our tranche B-1 letter of credit/revolving loan facility was required. We have not yet sought any increased commitments above the $320 million level, but may do so when, in our judgment, market conditions are favorable.

In February 2007, we announced that we had launched a transaction to refinance our existing $831 million senior credit facility, which will be replaced by a new $830 million senior credit facility secured by the same creditors. The new senior credit facility is expected to include a five-year revolving line of credit of approximately $375 million; a five-year term loan A facility of approximately $100 million; a seven-year term loan B facility of approximately $178 million; and a seven-year letter of credit facility of approximately $177 million, which can also be used as a revolving line of credit to fund short-term borrowings.

Senior Credit Facility — Forms of Credit Provided.  Following the February 2005 voluntary prepayment of $40 million, the term loan B facility is payable as follows: $74 million due March 31, 2010, and $94 million due each of June 30, September 30 and December 12, 2010. The revolving credit facility requires that if any amounts are drawn, they be repaid by December 2008. Prior to that date, funds may be borrowed, repaid and reborrowed under the revolving credit facility without premium or penalty. Letters of credit may be issued under the revolving credit facility.

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

Senior Credit Facility — Interest Rates and Fees.  Borrowings under the term loan B facility and the tranche B-1 letter of credit/revolving loan facility bore interest at an annual rate equal to, at our option, either

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(i) the London Interbank Offering Rate plus a margin of 200 basis points (reduced from 300 basis points in February 2005 and further reduced from 225 basis points in April 2006); or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 100 basis points (reduced from 200 basis points in February 2005 and further reduced from 125 basis points in April 2006). There is no cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility, however outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. If a letter of credit issued under this facility is subsequently paid and we do not reimburse the amount paid in full, then a ratable portion of each lender’s deposit would be used to fund the letter of credit. We pay the tranche B-1 lenders a fee which is equal to LIBOR plus 200 basis points (reduced from 300 basis points in February 2005 and further reduced from 225 basis points in April 2006). This fee is offset by the return on the funds deposited with the administrative agent which earn interest at a per annum rate approximately equal to LIBOR. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits and effectively increases our interest expense at a per annum rate equal to LIBOR.

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

Senior Credit Facility — Other Terms and Conditions.  As described above, we are highly leveraged. Our amended and restated senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated leverage ratio (consolidated indebtedness divided by consolidated EBITDA, as calculated under the facility), consolidated interest coverage ratio (consolidated EBITDA divided by consolidated cash interest paid, as calculated under the facility), and fixed charge coverage ratio (consolidated EBITDA less consolidated capital expenditures, divided by consolidated cash interest paid, as calculated under the facility) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. See “Contractual Obligations” below. The financial ratios required under the amended

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

senior credit facility and the actual ratios we achieved for the four quarters of 2006, are shown in the following tables:

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2006		2006		2006		2006
	Req.	Act.	Req.	Act.	Req.	Act.	Req.	Act.

Leverage Ratio (maximum)	4.25	3.37	4.25	3.35	4.25	3.46	4.25	3.45
Interest Coverage Ratio (minimum)	2.10	3.27	2.10	3.23	2.10	3.15	2.10	3.07
Fixed Charge Coverage Ratio (minimum)	1.15	2.07	1.15	1.89	1.15	1.79	1.15	1.76

	Quarters Ending
	March 31-	March 31-	March 31-	March 31-
	December 31,	December 31,	December 31,	December 12,
	2007	2008	2009	2010
	Req.	Req.	Req.	Req.

Leverage Ratio (maximum)	3.75	3.50	3.50	3.50
Interest Coverage Ratio (minimum)	2.20	2.35	2.50	2.75
Fixed Charge Coverage Ratio (minimum)	1.25	1.35	1.50	1.75

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

The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends (limited to no more than $15 million per year); (vii) mergers and consolidations; and (viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of December 31, 2006, we were in compliance with all the financial covenants (as indicated above) and operational restrictions of the facility.

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors’ assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our subsidiary guarantor’s domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of December 31, 2006, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization.  In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable on a nonrecourse basis in North America and Europe. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under this program. We sold accounts receivable under this program of $85 million and $80 million at December 31, 2006 and 2005, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2007, this program was renewed for 364 days to January 28, 2008 at a facility size of $100 million. We also sell some receivables in our European operations to regional banks in Europe. At December 31, 2006, we sold $48 million of accounts receivable in Europe down from $49 million at December 31, 2005. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements may increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

6.	Financial Instruments

The carrying and estimated fair values of our financial instruments by class at December 31, 2006 and 2005 were as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Millions)
	Assets (Liabilities)

Long-term debt (including current maturities)	$1,355	$1,413	$1,360	$1,373
Instruments with off-balance-sheet risk:
Foreign currency contracts	—	1	—	(1)
Financial guarantees	—	—	—	—
Interest rate swaps	—	(7)	—	(5)

Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.

Long-term Debt — The fair value of fixed rate long-term debt was based on the market value of debt with similar maturities and interest rates.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Instruments With Off-Balance-Sheet Risk

Foreign Currency Contracts — Note 1, “Summary of Accounting Policies — Risk Management Activities” describes our use of and accounting for foreign currency exchange contracts. The following table summarizes by major currency the contractual amounts of foreign currency contracts we utilize:

	Notional Amount
	December 31,		December 31,
	2006		2005
	Purchase	Sell	Purchase	Sell
	(Millions)

Foreign currency contracts (in U.S.$):
Australian dollars	$2	$7	$20	$25
British pounds	158	119	364	318
Canadian dollars	13	—	46	32
Czech Republic koruna	7	9	66	69
Danish kroner	29	4	83	66
European euro	162	3	63	1
Polish zloty	25	17	7	16
Swedish krona	44	—	60	32
U.S. dollars	—	282	30	184
Other	3	1	6	3

	$443	$442	$745	$746

We manage our foreign currency risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. Based on exchange rates at December 31, 2006 and 2005, the cost of replacing these contracts in the event of non-performance by the counterparties would not have been material. The face value of these instruments is recorded in other current liabilities.

Financial Guarantees — We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was less than $1 million at both December 31, 2006 and 2005, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

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

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed through letters of credit support for local credit facilities, and cash management requirements for some of our subsidiaries totaling $11 million. We have also issued $21 million in letters of

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

credit to support some of our subsidiaries’ insurance arrangements. In addition, we have issued $2 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

Interest Rate Swaps — In April 2004, we hedged our exposure to fixed interest rates by entering into fixed-to-floating interest rate swaps covering $150 million of our fixed interest rate debt. These swaps qualify as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and as such are recorded on the balance sheet at fair value as a long-term asset or liability with an offset to the underlying hedged item, which is long-term debt. The cost of replacing these contracts in the event of non-performance by the counterparties was not material. These hedges are effective, so we have not recognized in earnings any amounts related to the ineffectiveness of the interest rate swaps. No amounts were excluded from the assessment of hedge effectiveness.

Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its OE customers whereby the account receivables are satisfied through the delivery of negotiable financial instruments. These financial instruments are then sold at a discount to a European bank. The sales of these financial instruments are not included in the account receivables sold. Any of these financial instruments which were not sold as of December 31, 2006 and 2005 are classified as other current assets and are excluded from our definition of cash equivalents. We had sold approximately $26 million of these instruments at December 31, 2006 and $34 million at December 31, 2005.

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $12 million and $8 million at December 31, 2006 and 2005, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $9 million at both December 31, 2006 and 2005 and were classified as other current assets. One of our Chinese subsidiaries is required to maintain a cash balance at a financial institution issuing the financial instruments which are used to satisfy vendor payments. The balance was less than $1 million at December 31, 2006 and $3 million at December 31, 2005 and was classified as cash and cash equivalents.

7.	Income Taxes

The domestic and foreign components of our income before income taxes and minority interest are as follows:

	Years Ended
	December 31,
	2006	2005	2004
	(Millions)

U.S. loss before income taxes	$(65)	$(4)	$(106)
Foreign income before income taxes	125	89	101

Income (loss) before income taxes and minority interest	$60	$85	$(5)

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Following is a comparative analysis of the components of income tax expense (benefit):

	Years Ended December 31,
	2006	2005	2004
	(Millions)

Current —
U.S.	$—	$—	$—
State and local	—	2	1
Foreign	46	23	33

	46	25	34

Deferred —
U.S.	(32)	(16)	(30)
State and local	(1)	4	(3)
Foreign	(10)	12	(25)

	(43)	—	(58)

Income tax expense (benefit)	$3	$25	$(24)

Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35 percent for all years presented) to the income tax benefit reflected in the statements of income:

	Years Ended December 31,
	2006	2005	2004
	(Millions)

Tax expense (benefit) computed at the statutory U.S. federal income tax rate	$21	$29	$(3)
Increases (reductions) in income tax expense resulting from:
Foreign income taxed at different rates and foreign losses with no tax benefit	(4)	1	7
Taxes on repatriation of dividends	2	1	4
State and local taxes on income, net of U.S. federal income tax benefit	(1)	1	—
Changes in valuation allowance for tax loss carryforwards and credits	5	2	(19)
Amortization of tax goodwill	(2)	(2)	(2)
Income exempt from tax due to tax holidays	(3)	(2)	(3)
Investment tax credit earned	(8)	—	—
Nondeductible restructuring expenses	—	—	—
Foreign earnings subject to U.S. federal income tax	3	1	—
Adjustment of prior years taxes	1	1	(1)
Impact of Belgium rate reduction	(1)	(1)	(1)
Tax contingencies	(10)	(9)	—
Other	—	3	(6)

Income tax expense (benefit)	$3	$25	$(24)

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

The components of our net deferred tax asset were as follows:

	December 31,
	2006	2005
	(Millions)

Deferred tax assets —
Tax loss carryforwards:
U.S.	$222	$198
State	35	44
Foreign	59	75

Investment tax credit benefits	52	40
Postretirement benefits other than pensions	58	33
Pensions	64	65
Bad debts	1	3
Sales allowances	7	6
Other	76	82
Valuation allowance	(83)	(75)

Net deferred tax asset	491	471

Deferred tax liabilities —
Tax over book depreciation	152	149
Other	35	67

Total deferred tax liability	187	216

Net deferred tax asset	$304	$255

Following is a reconciliation of deferred taxes to the deferred taxes shown in the balance sheet:

	December 31,
	2006	2005
	(Millions)

Balance Sheet:
Current portion — deferred tax asset	$52	$43
Non-current portion — deferred tax asset	376	307
Current portion — deferred tax liability shown in other current liabilities	(17)	(9)
Non-current portion — deferred tax liability	(107)	(86)

Net Deferred Tax Assets	$304	$255

As shown by the valuation allowance in the table above, we had potential tax benefits of $83 million and $75 million at December 31, 2006 and 2005, respectively, that we did not recognize in the statements of income when they were generated. These unrecognized tax benefits resulted primarily from foreign tax loss carryforwards, foreign investment tax credits and U.S. state net operating losses that are available to reduce future U.S. state and foreign tax liabilities.

We have a U.S. Federal tax net operating loss carryforward (“NOL”) at December 31, 2006, of $634 million, which will expire in varying amounts from 2018 to 2026. The federal tax effect of that NOL is $222 million, and is recorded as a deferred tax asset on our balance sheet at December 31, 2006. We also have state NOL carryforwards at December 31, 2006 of $585 million, which will expire in various years

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

through 2026. The tax effect of the state NOL, net of a valuation allowance, is $29 million and is recorded as a deferred tax asset on our balance sheet at December 31, 2006. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize these NOLs within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and the implementation of available tax planning strategies that accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

As of December 31, 2006, for foreign income tax purposes, we have $59 million of foreign tax NOLs. Of the $59 million of foreign tax NOLs, $50 million does not expire and the remainder will expire in varying amounts from 2007 to 2021.

We do not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries, except for the earnings of certain of our China operations, as our present intention is to reinvest the unremitted earnings in our foreign operations. Unremitted earnings of foreign subsidiaries are approximately $568 million at December 31, 2006. We estimated that the amount of U.S. and foreign income taxes that would be accrued or paid upon remittance of the assets that represent those unremitted earnings is $218 million.

We have tax sharing agreements with our former affiliates that allocate tax liabilities for prior periods and establish indemnity rights on certain tax issues.

8.	Common Stock

We have authorized 135 million shares ($0.01 par value) of common stock, of which 47,085,274 shares and 45,544,668 shares were issued at December 31, 2006 and 2005, respectively. We held 1,294,692 shares of treasury stock at both December 31, 2006 and 2005.

Equity Plans — In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock equivalent units, stock appreciation rights (“SARs”), and stock options to our directors, officers, employees and consultants. The plan, which terminated as to new awards on December 31, 2001, was renamed the “Stock Ownership Plan.” In December 1999, we adopted the Supplemental Stock Ownership Plan, which permitted the granting of a variety of similar awards to our directors, officers, employees and consultants. We were authorized to deliver up to about 1.1 million treasury shares of common stock under the Supplemental Stock Ownership Plan, which also terminated as to new awards on December 31, 2001. In March 2002, we adopted the 2002 Long-Term Incentive Plan which permitted the granting of a variety of similar awards to our officers, directors, employees and consultants. Up to 4 million shares of our common stock were authorized for delivery under the 2002 Long-Term Incentive Plan. In March 2006, we adopted the 2006 Long-Term Incentive Plan which replaced the 2002 Long-Term Incentive Plan and permits the granting of a variety of similar awards to directors, officers, employees and consultants. As of December 31, 2006, up to 2,571,680 shares of our common stock have been authorized for delivery under the 2006 Long-Term Incentive Plan. Our nonqualified stock options have 7 to 20 year terms and vest equally over a three year service period from the date of the grant.

We have granted restricted common stock to our directors and certain key employees. These awards generally require, among other things, that the award holder remains in service to our company during the restriction period. We have also granted stock equivalent units to certain key employees that has been payable in cash annually based on the attainment of specified performance goals. The grant value is indexed to the stock price. Each employee granted stock equivalent units receives a percentage of the total grant’s value. In

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

addition, we have granted SARs to certain key employees in our Asian operations that are payable in cash after a three year service period. The grant value is indexed to the stock price.

Accounting Methods — Prior to January 1, 2006, we utilized the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Therefore, no compensation cost was reflected in net income related to stock options as all options granted under the plans had an exercise price equal to the market price of the underlying common stock on the date of the grant. Compensation cost was previously recognized for restricted stock, stock equivalent units and SARs under this accounting principle.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective application method. Under this transition method, compensation cost recognized for the twelve months ended December 31, 2006, includes the applicable amounts of: (1) compensation cost of all unvested stock-based awards granted prior to January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures, and (2) compensation cost for all stock-based awards granted on or after January 1, 2006, based upon the grant date fair value estimated in accordance with the new provisions of SFAS No. 123(R). Results for prior periods have not been restated.

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2005	2004
	(Millions Except Per Share Amounts)

Net income, as reported	$58	$15
Add: Stock-based employee compensation expense included in net income, net of income tax	6	14
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of income tax	(8)	(16)

Adjusted net income	$56	$13

Earnings per share:
Basic — as reported	$1.35	$0.37
Basic — as adjusted for stock-based compensation expense	$1.30	$0.32
Diluted — as reported	$1.29	$0.35
Diluted — as adjusted for stock-based compensation expense	$1.24	$0.30

SFAS No. 109, “Accounting for Income Taxes,” discusses the deductibility of transactions. We are allowed a tax deduction for compensation cost which is calculated as the difference between the value of the stock at the date of grant and the price upon exercise of a stock option. Prior to adopting SFAS No. 123(R), we presented the cash flow benefit of these deductions as operating cash flows. Under SFAS No. 123(R), excess tax benefits, which are any excess tax benefits we may realize upon the exercise of stock options that are greater than the tax benefit recognized on the compensation cost recorded in our income statement, are recognized as an addition to paid-in capital (APIC). We present cash retained as a result of excess tax benefits as financing cash flows. Any write-offs of deferred tax assets related to unrealized tax benefits associated with the recognized compensation cost in excess of our APIC pools would be reported as income tax expense.

Effects of Adopting — Under the previous accounting rules, we recognized compensation expense for restricted stock, stock equivalent units and SARs in the income statement and we continue to do so under SFAS No. 123(R). Compensation expense for these awards, net of tax, was approximately $9 million for the twelve months ended December 31, 2006 compared to approximately $6 million for the twelve months ended

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 31, 2005, and was recorded in selling, general, and administrative expense on the statement of income at the corporate level.

The impact of recognizing compensation expense related to nonqualified stock options is contained in the table below.

Twelve Months
Ended
December 31,
2006
(Millions)

Selling, general and administrative	$5

Loss before interest expense, income taxes and minority interest	(5)
Income tax benefit	(1)

Net loss	$(4)

Decrease in basic earnings per share	$(0.08)
Decrease in diluted earnings per share	$(0.07)

For the year ended December 31, 2006, the impact of adopting SFAS No. 123(R) on our results of operations including nonqualified stock options and other stock-based compensation was additional expense of approximately $3 million before taxes or $0.07 per diluted share. Adoption of this accounting standard also increased the calculated number of diluted shares by approximately 0.3 million primarily due to the elimination of assumed excess tax benefits.

For stock options awarded to retirement eligible employees prior to the adoption of SFAS No. 123(R) we immediately accelerate the recognition of any outstanding compensation cost when employees retire before the end of the explicit vesting period. This methodology has not had a material impact on our recognized compensation cost.

As of December 31, 2006, there was approximately $4 million, net of tax, of total unrecognized compensation costs related to these stock-based awards that we expect to recognize over a weighted average period of one year.

In addition, we have recorded a fourth quarter 2006 charge of $2 million pre-tax, or $0.02 per diluted share, to recognize an expense related to our past administration of our nonqualified stock option plans. In certain years our administrative procedures for determining the final allocation of the options granted to middle management were not finalized until after the Board approved the grants and set the exercise price. At the time the administrative procedures were completed, the market value of the option was greater than the grant price. As a result, we are required to recognize expense for the difference in price.

Cash received from option exercises for the year ended December 31, 2006, was approximately $9 million. Stock option exercises during the year ended December 31, 2006 generated an excess tax benefit of approximately $11 million. Pursuant to footnote 82 of SFAS No. 123(R), this benefit was not recorded as we have federal and state net operating losses which are not currently being utilized. As a result, the excess tax benefit had no impact on our financial position or statement of cash flows.

Assumptions — We calculated the fair values of the awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. Determining the fair value of share-based awards requires judgment in estimating employee and market behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended
	December 31,
	2006	2005	2004

Stock Options
Weighted average grant date fair value, per share	$9.27	$8.14	$5.34
Weighted average assumptions used:
Expected volatility	42.6%	43.0%	43.6%
Expected lives	5.1	7.0	10.0
Risk-free interest rates	4.2%	4.0%	4.1%
Dividend yields	0.0%	0.0%	0.0%

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

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Twelve Months Ended December 31, 2006
		Weighted	Weighted Avg.
	Shares	Avg.	Remaining	Aggregate
	Under	Exercise	Life in	Intrinsic
	Option	Prices	Years	Value
	(Millions)

Outstanding Stock Options
Outstanding, January 1, 2006	4,922,095	$9.08
Granted	451,750	21.21
Canceled	(15,738)	20.08
Forfeited	(3,061)	7.35
Exercised	(803,472)	4.30		$14

Outstanding, March 31, 2006	4,551,574	11.08	5.5	49
Granted	1,500	10.75
Canceled	(42,050)	5.67
Forfeited	(4,231)	12.46
Exercised	(164,394)	4.02		3

Outstanding, June 30, 2006	4,342,399	11.40	5.3	51

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended December 31, 2006
		Weighted	Weighted Avg.
	Shares	Avg.	Remaining	Aggregate
	Under	Exercise	Life in	Intrinsic
	Option	Prices	Years	Value
	(Millions)

Granted	335	24.15
Canceled	—	—
Forfeited	(158,010)	17.26
Exercised	(421,395)	8.36		6

Outstanding, September 30, 2006	3,763,329	11.50	5.0	44

Granted	—	—
Canceled	(432,122)	24.06
Forfeited	(1,449)	18.29
Exercised	(255,585)	6.65		4

Outstanding, December 31, 2006	3,074,173	$10.13	5.5	$40

Vested or Expected to Vest, December 31, 2006	3,025,890	$10.04	5.5	$40

Exercisable, December 31, 2006	2,344,601	$7.82	5.3	$36

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Twelve Months Ended
	December 31, 2006
		Weighted Avg.
		Grant Date
	Shares	Fair Value

Nonvested Restricted Shares
Nonvested balance at January 1, 2006	533,714	$12.67
Granted	249,477	21.23
Vested	(222,687)	10.94
Forfeited	—	—

Nonvested balance at March 31, 2006	560,504	$17.17
Granted	—	—
Vested	(3,749)	12.24
Forfeited	—	—

Nonvested balance at June 30, 2006	556,755	$17.20
Granted	335	24.15
Vested	(6,043)	18.87
Forfeited	(136,082)	17.43

Nonvested balance at September 30, 2006	414,965	$17.11
Granted	—	—
Vested	(28,458)	17.24
Forfeited	—	—

Nonvested balance at December 31, 2006	386,507	$17.10

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of December 31, 2006, approximately $4 million of total unrecognized compensation costs related to compensation for restricted stock awards is expected to be recognized over a weighted-average period of approximately two years.

Stock Equivalent Units and SAR’s — Stock equivalent units and SAR’s are paid in cash and recognized as a liability based upon their fair value. As of December 31, 2006, all compensation cost had been recognized.

Rights Plan

On September 9, 1998, we adopted a Rights Plan and established an independent Board committee to review it every three years. The Rights Plan was adopted to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of us in a transaction that is not in the best interests of our shareholders. Generally, under the Rights Plan, as it has been amended to date, if a person becomes the beneficial owner of 15 percent or more of our outstanding common stock, each right will entitle its holder to purchase, at the right’s exercise price, a number of shares of our common stock or, under certain circumstances, of the acquiring person’s common stock, having a market value of twice the right’s exercise price. Rights held by the 15 percent or more holders will become void and will not be exercisable.

In March 2000, we amended the Rights Plan to (i) reduce from 20 percent to 15 percent the level of beneficial ownership at which the rights became exercisable, as described above, and (ii) eliminate the “qualified offer” terms of the plan. These terms provided that the rights would not become exercisable in connection with a “qualified offer,” which was defined as an all-cash tender offer for all outstanding common stock that was fully financed, remained open for a period of at least 60 business days, resulted in the offeror owning at least 85 percent of our common stock after consummation of the offer, assured a prompt second-step acquisition of shares not purchased in the initial offer, at the same price as the initial offer, and met certain other requirements.

In connection with the adoption of the Rights Plan, our Board of Directors also adopted a three-year independent director evaluation (“TIDE”) mechanism. Under the TIDE mechanism, an independent Board committee (the “Tide Committee”) will review, on an ongoing basis, the Rights Plan and developments in rights plans generally, and, if it deems appropriate, recommend modification or termination of the Rights Plan. The independent committee will report to our Board at least every three years as to whether the Rights Plan continues to be in the best interests of our shareholders.

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Earnings per share of common stock outstanding were computed as follows:

	Years Ended December 31,
	2006	2005	2004
	(Millions Except Share and Per Share Amounts)

Basic earnings per share —
Net Income	$51	$58	$15

Average shares of common stock outstanding	44,625,220	43,088,588	41,534,810

Earnings per average share of common stock	$1.15	$1.35	$0.37

Diluted earnings per share —
Net Income	$51	$58	$15

Average shares of common stock outstanding	44,625,220	43,088,588	41,534,810
Effect of dilutive securities:
Restricted stock	400,954	380,656	272,561
Stock options	1,729,399	1,852,011	2,373,089

Average shares of common stock outstanding including dilutive securities	46,755,573	45,321,225	44,180,460

Earnings per average share of common stock	$1.10	$1.29	$0.35

Options to purchase 564,749, 716,441 and 741,921, shares of common stock were outstanding at December 31, 2006, 2005 and 2004, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive for the years ended December 31, 2006, 2005 and 2004, respectively.

9.	Preferred Stock

We had 50 million shares of preferred stock ($.01 par value) authorized at December 31, 2006 and 2005. No shares of preferred stock were outstanding at those dates. We have designated and reserved 2 million shares of the preferred stock as junior preferred stock for the Rights Plan.

10.	Pension Plans, Postretirement and Other Employee Benefits

We have various defined benefit pension plans that cover substantially all of our employees. The measurement date used to determine measurement of the majority of our pension plan assets and benefit obligations is September 30th, for both our domestic and foreign plans. Benefits are based on years of service and, for most salaried employees, on final average compensation. Our funding policy is to contribute to the plans amounts necessary to satisfy the funding requirement of applicable federal or foreign laws and regulations. Of our $671 million benefit obligation at December 31, 2006, approximately $602 million required funding under applicable federal and foreign laws. At December 31, 2006, we had approximately $446 million in assets to fund that obligation. The balance of our benefit obligation, $69 million, did not

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

require funding under applicable federal or foreign laws and regulations. Pension plan assets were invested in the following classes of securities:

	Percentage of Fair Market Value
	September 30,		September 30,
	2006		2005
	US	Foreign	US	Foreign

Equity Securities	70%	60%	71%	69%
Debt Securities	28%	36%	28%	22%
Real Estate	—	—	—	—
Other	2%	4%	1%	9%

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

Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and adjusts for any expected changes in the long-term outlook for the equity and fixed income markets for both our domestic and foreign plans.

A summary of the change in benefit obligation, the change in plan assets, the development of net amount recognized, and the amounts recognized in the balance sheets for the pension plans and postretirement benefit plans follows:

	Pension				Postretirement
	2006		2005		2006	2005
	US	Foreign	US	Foreign	US	US
	(Millions)

Change in benefit obligation:
Benefit obligation at September 30 of the previous year	$332	$302	$301	$270	$146	$133
Currency rate conversion	—	29	—	(21)	—	—
Settlement	—	(2)	—	(1)	—	—
Curtailment	(30)	—	—	—	—	—
Service cost	15	6	15	6	2	3
Interest cost	19	16	18	14	8	8
Plan amendments	—	6	2	2	—	—
Actuarial loss	1	(4)	10	39	11	14
Benefits paid	(12)	(9)	(14)	(9)	(9)	(12)
Participants’ contributions	—	2	—	2	—	—
Benefit obligation at September 30	$325	$346	$332	$302	$158	$146

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Pension				Postretirement
	2006		2005		2006	2005
	US	Foreign	US	Foreign	US	US
	(Millions)

Change in plan assets:
Fair value at September 30 of the previous year	196	194	154	172	$—	$—
Currency rate conversion	—	18	—	(12)	—	—
Settlement	—	(2)	—	(1)	—	—
Actual return on plan assets	18	16	16	32	—	—
Employer contributions	27	12	40	10	9	11
Participants’ contributions	—	2	—	2	—	—
Benefits paid	(12)	(9)	(14)	(9)	(9)	(11)

Fair value at September 30	$229	$231	$196	$194	$—	$—

Development of net amount recognized:
Funded status at September 30	(97)	(115)	(136)	(108)	$(158)	$(146)
Contributions during the fourth quarter	1	5	—	3	3	3
Unrecognized cost:
Actuarial loss	102	123	110	122	102	98
Prior service cost	4	14	24	10	(48)	(54)
Transition asset	—	—	—	(1)	—	—

Net amount recognized at December 31	$10	$27	$(2)	$26	$(101)	$(99)

Amounts recognized in the balance sheets before implementation of FASB Standard No. 158:
Prepaid benefit cost	$—	$—	$—	$5	$—	$—
Accrued benefit cost	—	—	(113)	(90)	—	(99)
Intangible asset	—	—	12	10	—	—
Accumulated other comprehensive loss	—	—	99	101	—	—

Net amount recognized	$—	$—	$(2)	$26	$—	$(99)

Amounts recognized in the balance sheets after implementation of FASB Standard No. 158:
Noncurrent assets	$—	$1	$—	$—	$—	$—
Current liabilities	(5)	(1)	—	—	(9)	—

Noncurrent liabilities	(92)	(109)	—	—	(147)	—

Net amount recognized	$(97)	$(109)	$—	$—	$(156)	$—

Notes:	Assets of one plan may not be utilized to pay benefits of other plans. Additionally, the prepaid (accrued) pension cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Net periodic pension costs (income) for the years 2006, 2005, and 2004, consist of the following components:

	2006		2005		2004
	US	Foreign	US	Foreign	US	Foreign
	(Millions)

Service cost — benefits earned during the year	$15	$6	$15	$6	$14	$5
Interest on prior year’s projected benefit obligation	19	16	18	14	17	14
Expected return on plan assets	(19)	(16)	(16)	(15)	(15)	(15)
Curtailment gain	(25)	—	—	—	—	—
Recognition of:
Actuarial loss	21	1	4	4	3	3
Prior service cost	6	6	3	1	3	1

Net pension costs	$17	$13	$24	$10	$22	$8

Other comprehensive loss	$—	$—	$10	$5	$7	$21

As a result of the adoption of the recognition provisions of FASB SFAS No. 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” other changes in plan assets and benefit obligations recognized in other comprehensive income consisted of the following components:

	2006
	US	Foreign

Net actuarial gain	$(27)	$(4)
Recognized actuarial gain	19	(6)
Prior service cost	—	6
Recognition of prior service cost	(21)	(1)

Total recognized in other comprehensive income before tax effects	$(29)	$(5)

Amounts recognized in accumulated other comprehensive income consist of:

	2006
	US	Foreign

Net actuarial gain	$102	$123
Prior service cost	4	14

	$106	$137

In 2007, we expect to recognize the following amounts, which are currently reflected in accumulated other comprehensive income, as components of net periodic benefit cost:

	2007
	US	Foreign

Net actuarial gain	$3	$5
Prior service cost	—	2

	$3	$7

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets at September 30, 2006 and 2005 were as follows:

	September 30,
	2006		2005
	US	Foreign	US	Foreign
	(Millions)

Projected Benefit Obligation	$325	$333	$332	$284
Accumulated Benefit Obligation	325	319	300	268
Fair Value of Plan Assets	229	217	196	175

The following estimated benefit payments are payable from the pension plans to participants:

Pension
Year	Benefits
(Millions)

2007	$28
2008	27
2009	28
2010	29
2011	52
2012-2016	192

The following assumptions were used in the accounting for the pension plans for the years of 2006, 2005, and 2004:

	2006		2005
	US	Foreign	US	Foreign

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.9%	5.0%	5.8%	5.0%
Rate of compensation increase	3.0%	4.1%	3.2%	4.3%

	2006		2005		2004
	US	Foreign	US	Foreign	US	Foreign

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.8%	5.0%	6.3%	5.7%	6.5%	5.7%
Expected long-term return on plan assets	8.8%	7.6%	8.8%	7.7%	8.9%	8.0%
Rate of compensation increase	3.2%	4.3%	4.5%	4.4%	4.5%	4.1%

We made contributions of $42 million to these pension plans during 2006. Based on current actuarial estimates, we believe we will be required to make contributions of $28 million to those plans during 2007. Pension contributions beyond 2007 will be required, but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2007.

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In August 2006, we announced that we are freezing future accruals under our current defined benefit plans as of December 31, 2006 and replacing them with additional contributions under defined contribution plans for nearly all U.S.-based salaried and non-union hourly employees effective January 1, 2007. As a result of this change, we realized a one-time benefit of $7 million in the fourth quarter 2006 related to curtailing the defined benefit pension plans.

Net periodic postretirement benefit cost for the years 2006, 2005, and 2004, consists of the following components:

	2006	2005	2004
	(Millions)

Service cost — benefits earned during the year	$2	$3	$3
Interest on accumulated postretirement benefit obligation	9	8	8
Recognition of:
Actuarial loss	6	6	6
Prior service cost	(6)	(6)	(6)

Net periodic pension cost	$11	$11	$11

In 2007, we expect to recognize the following amounts, which are currently reflected in accumulated other comprehensive income, as components of net periodic benefit cost:

2007

Net actuarial loss	$6
Prior service cost	(5)

$1

The following estimated postretirement benefit payments are payable from the plans to participants:

Postretirement
Year	Benefits
(Millions)

2007	$10
2008	10
2009	10
2010	11
2011	11
2012-2016	57

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

The weighted average assumed health care cost trend rate used in determining the 2006 accumulated postretirement benefit obligation was 10 percent, declining to 5 percent by 2012. In 2005 and 2004 the health care cost trend rate was 9 percent.

The following assumptions were used in the accounting for postretirement cost for the years of 2006, 2005 and 2004:

	2006	2005

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.9%	5.8%
Rate of compensation increase	4.0%	4.5%

	2006	2005	2004

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.8%	6.3%	6.5%
Rate of compensation increase	4.5%	4.5%	4.0%

The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rates on total service cost and interest and the postretirement benefit obligation are as follows:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease
	(Millions)

Effect on total of service cost and interest cost	$1	$1
Effect on postretirement benefit obligation	15	13

Based on current actuarial estimates, we believe we will be required to make postretirement contributions of approximately $10 million during 2007.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. This subsidy covers a defined portion of an individual beneficiary’s annual covered prescription drug costs, and is exempt from federal taxation.

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued Statement of Accounting Standards No. 158, “Accounting for Defined Benefit Pension and Other Postretirement Plans” which amended certain provisions of FASB Statements 87, 88, 106 and 132(R). As a result of implementing the recognition provisions of this Statement on our pension and postretirement plans, the incremental effect on individual line items in the financial statements as of December 31, 2006, is as follows:

	Before Application		After Application
	of Statement 158	Adjustments	of Statement 158

Deferred Income Taxes	$397	$31	$428
Total Assets	3,232	31	3,263
Liability for Pension Benefits	272	90	362
Total Liabilities	2,952	90	3,042
Accumulated Other Comprehensive loss	(194)	(59)	(253)
Total Stockholders’ Equity	280	(59)	221

Employee Stock Ownership Plans (401(k) Plans) — We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee’s contribution up to eight percent of the employee’s salary. We recorded expense for these matching contributions of approximately $7 million for each of the years ended December 31, 2006, 2005 and 2004, respectively. All contributions vest immediately.

In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with additional contributions under defined contribution plans, we expect contributions to the Employee Stock Ownership Plans will increase by approximately $11 million in 2007.

11.	Segment and Geographic Area Information

In October 2004 and July 2005, we announced changes in the structure of our organization which changed the components of our reportable segments. The European segment now includes South American and Indian operations. The Asia Pacific segment includes our other Asian and Australian operations. While this had no impact on our consolidated results, it changed our segment results. You should note that we have reclassified prior year’s segment data where appropriate to conform to 2006 presentations.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

We are a global manufacturer with three geographic reportable segments: (1) North America, (2) Europe, South America and India (“Europe”), and (3) Asia Pacific. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. We evaluate segment performance based primarily on income before interest expense, income taxes, and minority interest. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the “market value” of the products. Segment results for 2006, 2005, and 2004 are as follows:

	Segment
	North		Asia	Reclass &
	America	Europe	Pacific	Elims	Consolidated
	(Millions)

At December 31, 2006, and for the Year Then Ended
Revenues from external customers	$1,959	$2,305	$421	$—	$4,685
Intersegment revenues	7	82	15	(104)	—
Interest income	—	7	—	—	7
Depreciation and amortization of other intangibles	92	79	13	—	184
Income before interest expense, income taxes, and minority interest	103	81	12	—	196
Total assets	1,450	1,421	301	91	3,263
Investment in affiliated companies	—	9	—	—	9
Expenditures for plant, property and equipment	100	51	19	—	170
Noncash items other than depreciation and amortization	(14)	4	(1)	—	(11)
At December 31, 2005, and for the Year Then Ended
Revenues from external customers	$2,028	$2,053	$360	$—	$4,441
Intersegment revenues	6	57	11	(74)	—
Interest income	1	3	—	—	4
Depreciation and amortization of other intangibles	90	76	11	—	177
Income before interest expense, income taxes, and minority interest	145	54	16	—	215
Total assets	1,340	1,295	251	54	2,940
Investment in affiliated companies	—	6	—	—	6
Expenditures for plant, property and equipment	74	54	16	—	144
Noncash items other than depreciation and amortization	(8)	8	—	—	—

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Segment
	North		Asia	Reclass &
	America	Europe	Pacific	Elims	Consolidated
	(Millions)

At December 31, 2004, and for the Year Then Ended
Revenues from external customers	$1,959	$1,891	$363	$—	$4,213
Intersegment revenues	7	49	17	(73)	—
Interest income	1	3	—	—	4
Depreciation and amortization of other intangibles	93	73	11	—	177
Income before interest expense, income taxes, and minority interest	133	21	20	—	174
Total assets	1,344	1,410	242	123	3,119
Investment in affiliated companies	—	5	—	—	5
Expenditures for plant, property and equipment	55	59	16	—	130
Noncash items other than depreciation and amortization	4	1	—	—	5

The following table shows information relating to our external customer revenues for each product or each group of similar products:

	Net Sales and
	Operating Revenues
	Year Ended December 31,
	2006	2005	2004
	(Millions)

Emission Control Systems & Products
Aftermarket	$385	$368	$365
Original equipment market	2,592	2,390	2,287

	2,977	2,758	2,652

Ride Control Systems & Products
Aftermarket	692	653	630
Original equipment market	1,016	1,030	931

	1,708	1,683	1,561

Total	$4,685	$4,441	$4,213

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

During 2006, sales to four major customers comprised approximately 14 percent, 11 percent, 11 percent and 11 percent of consolidated net sales and operating revenues. During 2005, sales to four major customers comprised approximately 17 percent, 12 percent, 9 percent and 9 percent of consolidated net sales and operating revenues. During 2004, sales to the same four major customers comprised approximately 18 percent, 12 percent, 11 percent and 8 percent of consolidated net sales and operating revenues.

	Geographic Area
	United		Other	Reclass &
	States	Germany	Foreign(a)	Elims	Consolidated
	(Millions)

At December 31, 2006, and for the Year Then Ended
Revenues from external customers(b)	$1,945	$842	$1,898	$—	$4,685
Long-lived assets(c)	404	139	710	—	1,253
Total assets	1,355	329	1,659	(80)	3,263

At December 31, 2005, and for the Year Then Ended
Revenues from external customers(b)	$2,071	$633	$1,737	$—	$4,441
Long-lived assets(c)	407	136	668	—	1,211
Total assets	1,253	305	1,471	(89)	2,940

At December 31, 2004, and for the Year Then Ended
Revenues from external customers(b)	$1,840	$515	$1,858	$—	$4,213
Long-lived assets(c)	409	157	731	—	1,297
Total assets	1,336	358	1,502	(77)	3,119

Notes: (a)	Revenues from external customers and long-lived assets for individual foreign countries other than Germany are not material.

(b)	Revenues are attributed to countries based on location of the seller.

(c)	Long-lived assets include all long-term assets except goodwill, intangibles, and deferred tax assets.

12.	Commitments and Contingencies

Capital Commitments

We estimate that expenditures aggregating approximately $45 million will be required after December 31, 2006 to complete facilities and projects authorized at such date, and we have made substantial commitments in connection with these facilities and projects.

Lease Commitments

We have long-term leases for certain facilities, equipment, and other assets. The minimum lease payments under non-cancelable leases with lease terms in excess of one year are:

						Subsequent
	2007	2008	2009	2010	2011	Years
	(Millions)

Operating Leases	$16	$11	$9	$7	$6	$1
Capital Leases	$3	$3	$3	$3	$—	$—

Total rental expense for the year 2006, 2005, and 2004 was $37 million, $35 million, and $32 million respectively.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Below is a table that shows the activity in the warranty accrual accounts:

	Years Ended
	December 31,
	2006	2005	2004
	(Millions)

Beginning Balance	$22	$19	$18
Accruals related to product warranties	17	16	14
Reductions for payments made	(14)	(13)	(13)

Ending Balance	$25	$22	$19

The current year increase in the warranty accrual is primarily driven by higher unit pricing and product mix in the North American aftermarket.

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

As of December 31, 2006, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs at these facilities to be approximately $8 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

13.	Supplemental Guarantor Condensed Consolidating Financial Statements

Basis of Presentation

Subject to limited exceptions, all of our existing and future material domestic 100% owned subsidiaries (which are referred to as the Guarantor Subsidiaries) fully and unconditionally guarantee our senior subordinated notes due in 2014 and our senior secured notes due 2013 on a joint and several basis. You should also read Note 6, “Financial Instruments” for further discussion of the notes and related guarantee. We have not presented separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries because management has determined that such information is not material to the holders of the notes. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

These condensed consolidating financial statements are presented on the equity method. Under this method, our investments are recorded at cost and adjusted for our ownership share of a subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes. You should read the condensed consolidating financial information of the Guarantor Subsidiaries in connection with our consolidated financial statements and related notes of which this note is an integral part.

Distributions

There are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to us.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

STATEMENT OF INCOME (LOSS)

	For the Year Ended December 31, 2006
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$1,895	$2,790	$—	$—	$4,685
Affiliated companies	88	483	—	(571)	—

	1,983	3,273	—	(571)	4,685

Costs and expenses
Cost of sales (exclusive of depreciation shown below)	1,615	2,794	—	(571)	3,838
Engineering, research, and development	45	43	—	—	88
Selling, general, and administrative	132	240	5	—	377
Depreciation and amortization of other intangibles	71	113	—	—	184

	1,863	3,190	5	(571)	4,487

Other income (expense)
Gain (loss) on sale of assets	—	—	—	—	—
Loss on sale of receivables	—	(6)	—	—	(6)
Other income (expense)	—	6	—	(2)	4

	—	—	—	(2)	(2)

Income (loss) before interest expense, income taxes, minority interest, and equity in net income from affiliated companies	120	83	(5)	(2)	196
Interest expense —
External (net of interest capitalized)	(4)	3	137	—	136
Affiliated companies (net of interest income)	165	(11)	(154)	—	—
Income tax expense (benefit)	(37)	43	(4)	1	3
Minority interest	—	6	—	—	6

	(4)	42	16	(3)	51
Equity in net income (loss) from affiliated companies	24	3	35	(62)	—

Net income (loss)	$20	$45	$51	$(65)	$51

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

STATEMENT OF INCOME (LOSS)

	For the Year Ended December 31, 2005
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$2,027	$2,414	$—	$—	$4,441
Affiliated companies	73	508	—	(581)	—

	2,100	2,922	—	(581)	4,441

Costs and expenses
Cost of sales (exclusive of depreciation shown below)	1,702	2,462	—	(581)	3,583
Engineering, research, and development	41	42	—	—	83
Selling, general, and administrative	164	221	—	—	385
Depreciation and amortization of other intangibles	71	106	—	—	177

	1,978	2,831	—	(581)	4,228

Other income (expense)
Gain (loss) on sale of assets	—	—	—	—	—
Loss on sale of receivables	—	(3)	—	—	(3)
Other income (expense)	43	(30)	—	(8)	5

	43	(33)	—	(8)	2

Income (loss) before interest expense, income taxes, minority interest, and equity in net income from affiliated companies	165	58	—	(8)	215
Interest expense —
External (net of interest capitalized)	(2)	4	128	—	130
Affiliated companies (net of interest income)	122	(8)	(114)	—	—
Income tax expense (benefit)	(77)	26	69	7	25
Minority interest	—	2	—	—	2

	122	34	(83)	(15)	58
Equity in net income (loss) from affiliated companies	57	—	141	(198)	—

Net income (loss)	$179	$34	$58	$(213)	$58

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

STATEMENT OF INCOME (LOSS)

	For the Year Ended December 31, 2004
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$1,832	$2,381	$—	$—	$4,213
Affiliated companies	54	331	—	(385)	—

	1,886	2,712	—	(385)	4,213

Costs and expenses
Cost of sales (exclusive of depreciation shown below)	1,463	2,290	—	(385)	3,368
Engineering, research, and development	36	40	—	—	76
Selling, general, and administrative	203	214	—	—	417
Depreciation and amortization of other intangibles	74	103	—	—	177

	1,776	2,647	—	(385)	4,038

Other income (expense)
Gain (loss) on sale of assets	—	1	—	—	1
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	23	(15)	—	(9)	(1)

	23	(15)	—	(9)	(1)

Income (loss) before interest expense, income taxes, minority interest, and equity in net income from affiliated companies	133	50	—	(9)	174
Interest expense —
External (net of interest capitalized)	—	7	172	—	179
Affiliated companies (net of interest income)	90	(10)	(80)	—	—
Income tax expense (benefit)	—	10	(34)	—	(24)
Minority interest	—	4	—	—	4

	43	39	(58)	(9)	15
Equity in net income (loss) from affiliated companies	48	—	73	(121)	—

Net income (loss)	$91	$39	$15	$(130)	$15

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

BALANCE SHEET

	December 31, 2006
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$57	$146	$(1)	$—	$202
Receivables, net	334	829	30	(589)	604
Inventories	136	303	—	—	439
Deferred income taxes	34	13	6	(1)	52
Prepayments and other	24	101	—	—	125

	585	1,392	35	(590)	1,422

Other assets:
Investment in affiliated companies	587	—	1,097	(1,684)	—
Notes and advances receivable from affiliates	3,442	215	5,012	(8,669)	—
Long-term notes receivable, net	2	27	(3)	—	26
Goodwill	135	68	—	—	203
Intangibles, net	1	9	(1)	—	9
Deferred income taxes	308	65	200	(197)	376
Other	36	70	28	—	134

	4,511	454	6,333	(10,550)	748

Plant, property, and equipment, at cost	949	1,694	—	—	2,643
Less — Accumulated depreciation and amortization	621	929	—	—	1,550

	328	765	—	—	1,093

	$5,424	$2,611	$6,368	$(11,140)	$3,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$26	$2	$—	$28
Short-term debt — affiliated	211	281	10	(502)	—
Trade payables	249	618	(1)	(84)	782
Accrued taxes	16	33	1	(1)	49
Other	122	116	39	(3)	274

	598	1,074	51	(590)	1,133

Long-term debt-non-affiliated	—	10	1,340	—	1,350
Long-term debt-affiliated	3,872	49	4,748	(8,669)	—
Deferred income taxes	212	92	—	(197)	107
Postretirement benefits and other liabilities	300	109	8	7	424
Commitments and contingencies
Minority interest	—	28	—	—	28
Shareholders’ equity	442	1,249	221	(1,691)	221

	$5,424	$2,611	$6,368	$(11,140)	$3,263

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

BALANCE SHEET

	December 31, 2005
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$31	$110	$—	$—	$141
Receivables, net	203	675	30	(365)	543
Inventories	109	251	—	—	360
Deferred income taxes	35	7	1	—	43
Prepayments and other	14	96	—	—	110

	392	1,139	31	(365)	1,197

Other assets:
Investment in affiliated companies	436	—	1,032	(1,468)	—
Notes and advances receivable from affiliates	3,235	139	4,785	(8,159)	—
Long-term notes receivable, net	2	21	—	—	23
Goodwill	135	65	—	—	200
Intangibles, net	14	16	—	—	30
Deferred income taxes	247	60	176	(176)	307
Other	37	71	32	—	140

	4,106	372	6,025	(9,803)	700

Plant, property, and equipment, at cost	921	1,507	—	—	2,428
Less — Accumulated depreciation and amortization	593	792	—	—	1,385

	328	715	—	—	1,043

	$4,826	$2,226	$6,056	$(10,168)	$2,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$22	$—	$—	$22
Short-term debt — affiliated	128	124	10	(262)	—
Trade payables	219	526	—	(94)	651
Accrued taxes	(29)	22	38	—	31
Other	132	113	38	(8)	275

	450	807	86	(364)	979

Long-term debt-non-affiliated	—	12	1,344	—	1,356
Long-term debt-affiliated	3,541	126	4,492	(8,159)	—
Deferred income taxes	182	80	—	(176)	86
Postretirement benefits and other liabilities	265	90	5	6	366
Commitments and contingencies
Minority interest	—	24	—	—	24
Shareholders’ equity	388	1,087	129	(1,475)	129

	$4,826	$2,226	$6,056	$(10,168)	$2,940

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2006
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$242	$245	$(288)	$—	$199
Investing Activities
Net proceeds from the sale of assets	10	7	—	—	17
Cash payments for plant, property, and equipment	(78)	(99)	—	—	(177)
Cash payments for software related intangible assets	(6)	(7)	—	—	(13)
Acquisition of businesses	—	—	—	—	—
Investments and other	—	1	—	—	1

Net cash used by investing activities	(74)	(98)	—	—	(172)

Financing Activities
Issuance of common shares	—	—	17	—	17
Issuance of long-term debt	—	—	—	—	—
Retirement of long-term debt	—	(3)	(1)	—	(4)
Net increase (decrease) in short-term debt excluding current maturities of long-term debt	—	3	—	—	3
Intercompany dividends and net increase (decrease) in intercompany obligations	(142)	(129)	271	—	—

Net cash provided (used) by financing activities	(142)	(129)	287	—	16

Effect of foreign exchange rate changes on cash and cash equivalents	—	18	—	—	18

Increase (decrease) in cash and cash equivalents	26	36	(1)	—	61
Cash and cash equivalents, January 1	31	110	—	—	141

Cash and cash equivalents, December 31 (Note)	$57	$146	$(1)	$—	$202

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2005
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$202	$167	$(238)	$—	$131
Investing Activities
Net proceeds from the sale of assets	3	1	—	—	4
Cash payment for plant, property, and equipment	(47)	(94)	—	—	(141)
Cash payment for software related intangible assets	(6)	(8)	—	—	(14)
Acquisition of businesses	—	(14)	—	—	(14)
Investments and other	3	(2)	—	—	1

Net cash used by investing activities	(47)	(117)	—	—	(164)

Financing Activities
Issuance of common shares	—	—	7	—	7
Issuance of long-term debt	—	1	—	—	1
Retirement of long-term debt	—	(3)	(42)	—	(45)
Net increase (decrease) in short-term debt excluding current maturities of long-term debt	—	1	—	—	1
Intercompany dividends and net increase (decrease) in intercompany obligations	(264)	(9)	273	—	—

Net cash provided (used) by financing activities	(264)	(10)	238	—	(36)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(4)	—	—	(4)

Increase (decrease) in cash and cash equivalents	(109)	36	—	—	(73)
Cash and cash equivalents, January 1	140	74	—	—	214

Cash and cash equivalents, December 31 (Note)	$31	$110	$—	$—	$141

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2004
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$313	$163	$(262)	$—	$214

Investing Activities
Net proceeds from the sale of assets	—	15	—	—	15
Cash payments for plant, property, and equipment	(42)	(89)	—	—	(131)
Cash payments for software related intangible assets	(5)	(8)	—	—	(13)
Investments and other	—	(1)	—	—	(1)

Net cash used by investing activities	(47)	(83)	—	—	(130)

Financing Activities
Issuance of common shares	—	—	10	—	10
Issuance of long-term debt	—	—	500	—	500
Debt issuance cost on long-term debt	—	—	(13)	—	(13)
Retirement of long-term debt	—	(3)	(505)	—	(508)
Net increase (decrease) in short-term debt excluding current maturities of long-term debt	—	(1)	—	—	(1)
Intercompany dividends and net increase (decrease) in intercompany obligations	(196)	(74)	270	—	—
Other	—	—	—	—	—

Net cash provided (used) by financing activities	(196)	(78)	262	—	(12)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(3)	—	—	(3)

Increase (decrease) in cash and cash equivalents	70	(1)	—	—	69
Cash and cash equivalents, January 1	70	75	—	—	145

Cash and cash equivalents, December 31 (Note)	$140	$74	$—	$—	$214

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Financial Data (Unaudited)

			Income Before
	Net Sales	Cost of Sales	Interest Expense,
	and	(Excluding	Income Taxes
	Operating	Depreciation and	and Minority
Quarter	Revenues	Amortization)	Interest	Net Income
	(Millions)

2006
1st	$1,132	$921	$42	$7
2nd	1,222	972	73	24
3rd	1,122	926	45	6
4th	1,209	1,019	36	14

	$4,685	3,838	$196	$51

2005
1st	$1,101	888	$44	$7
2nd	1,180	941	83	33
3rd	1,096	889	50	10
4th	1,064	865	38	8

	$4,441	$3,583	$215	$58

	Basic	Diluted
	Earnings	Earnings
	per Share of	per Share of
Quarter	Common Stock	Common Stock

2006
1st	$0.15	$0.14
2nd	0.56	0.53
3rd	0.13	0.12
4th	0.31	0.30
Full Year	1.15	1.10

2005
1st	$0.17	$0.16
2nd	0.75	0.71
3rd	0.25	0.23
4th	0.19	0.18
Full Year	1.35	1.29

Note:	The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

(The preceding notes are an integral part of the foregoing financial statements.)

SCHEDULE II

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance	Charged	Charged
	at	to	to		Balance
	Beginning	Costs and	Other		at End
Description	of Year	Expenses	Accounts	Deductions	of Year
	(Millions)

Allowance for Doubtful Accounts and Notes Deducted from Assets to Which it Applies:
Year Ended December 31, 2006	$19	$4	$1	$5	$19

Year Ended December 31, 2005	$22	$2	$1	$6	$19

Year Ended December 31, 2004	$23	$6	$—	$7	$22

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the year covered by this report. As described below under Management’s Report on Internal Control Over Financial Reporting, we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our Chief Executive Officer and Chief Financial Officer have concluded that as a result of this material weakness in accounting for income taxes, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective. See Item 8, “Financial Statements and Supplementary Data” for management’s report on internal control over financial reporting and the report of our independent registered public accounting firm thereon.

Changes in Internal Control Over Financial Reporting

Except as described in managements report on internal control over financial reporting under Item 8, “Financial Statements and Supplementary Data”, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The sections entitled “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2007 are incorporated herein by reference. In addition, Item 4.1 of this Annual Report on Form 10-K, which appears at the end of Part I, is incorporated herein by reference.

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

The section entitled “Executive Compensation” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2007 is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The section entitled “Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2007 is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows, as of December 31, 2006, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered:

	(a)		(c)
	Number of	(b)	Number of
	securities to be	Weighted-	securities
	issued upon	average exercise	available for
	exercise of	price of	future
	outstanding	outstanding	issuance
	options,	options,	(excluding
	warrants and	warrants and	shares in
Plan category	rights(1)	rights	column (a))(1)

Equity compensation plans approved by security holders:
Stock Ownership Plan(2)	1,154,485	$8.00	—
2002 Long-Term Incentive Plan (as amended)(3)(4)	1,658,553	$11.86	—
2006 Long-Term Incentive Plan(5)	335	$24.14	2,571,680
Equity compensation plans not approved by security holders:
Supplemental Stock Ownership Plan(6)	260,800	$8.56	—

(1)	Reflects the number of shares of the Company’s common stock. Does not include 262,609 shares that may be issued in settlement of common stock equivalent units that were credited to outside directors as payment for their retainer fee. In general, these units are settled in cash. At the option of the Company, however, the units may be settled in shares of the Company’s common stock.

(2)	This plan terminated as to new awards on December 31, 2001 (except awards pursuant to commitments outstanding at that date).

(3)	This plan terminated as to new awards upon adoption of our 2006 Long-term Incentive Plan (except awards pursuant to commitments outstanding on that date).

(4)	Does not include 511,057 shares subject to outstanding restricted stock (vest over time) as of December 31, 2006 that were issued at a weighted-average issue price of $14.85 per share.

(5)	Under this plan, as of December 31, 2006, a maximum of 726,874 shares remained available for delivery under full value awards (i.e., bonus stock, stock equivalent units, performance units, restricted stock and restricted stock units).

(6)	The plan described in the table above as not having been approved by security holders is the Tenneco Inc. Supplemental Stock Ownership Plan. This plan, which terminated on December 31, 2001 as to new awards (except awards pursuant to commitments outstanding at that date), originally covered the delivery of up to 1.5 million shares of common stock held in the Company’s treasury. This plan was and continues to be administered by the Compensation/Nominating/Governance Committee. The Company’s directors, officers and other employees were eligible to receive awards under this plan, although awards under the plan were limited to the Company’s non-executive employees. Awards under the plan could take the form of non-statutory stock options, stock appreciation rights, restricted stock, stock equivalent units or performance units. All awards made under this plan were discretionary. The committee determined which eligible persons received awards and determined all terms and conditions (including form, amount and timing) of each award.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The subsections entitled “The Board of Directors and its Committees — General” and “Transactions with Related Persons” under the section entitled “Corporate Governance” in our definitive Proxy Statement for the annual meeting of Stockholders to be held on May 8, 2007 are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The sections entitled “Ratify Appointment of Independent Public Accountants — Audit, Audit-Related, Tax and Other Fees” and “Ratify Appointment of Independent Public Accountants — Pre-Approval Policy” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2007 are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS INCLUDED IN ITEM 8

See “Index to Financial Statements of Tenneco Inc. and Consolidated Subsidiaries” set forth in Item 8, “Financial Statements and Supplementary Data” for a list of financial statements filed as part of this Report.

INDEX TO SCHEDULE INCLUDED IN ITEM 8

Page

Schedule of Tenneco Inc. and Consolidated Subsidiaries — Schedule II — Valuation and qualifying accounts — three years ended December 31, 2006	130

SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

Schedule I — Condensed financial information of registrant
Schedule III — Real estate and accumulated depreciation
Schedule IV — Mortgage loans on real estate
Schedule V — Supplemental information concerning property — casualty insurance operations

EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2006, or incorporated herein by reference (exhibits designated by an asterisk are filed with the report; all other exhibits are incorporated by reference):

INDEX TO EXHIBITS

Exhibit
Number			Description

2		—	None
3	.1(a)	—	Restated Certificate of Incorporation of the registrant dated December 11, 1996 (incorporated herein by reference from Exhibit 3.1(a) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12387).
3	.1(b)	—	Certificate of Amendment, dated December 11, 1996 (incorporated herein by reference from Exhibit 3.1(c) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12387).
3	.1(c)	—	Certificate of Ownership and Merger, dated July 8, 1997 (incorporated herein by reference from Exhibit 3.1(d) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12387).
3	.1(d)	—	Certificate of Designation of Series B Junior Participating Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-12387).
3	.1(e)	—	Certificate of Elimination of the Series A Participating Junior Preferred Stock of the registrant dated September 11, 1998 (incorporated herein by reference from Exhibit 3.1(e) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-12387).
3	.1(f)	—	Certificate of Amendment to Restated Certificate of Incorporation of the registrant dated November 5, 1999 (incorporated herein by reference from Exhibit 3.1(f) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
3	.1(g)	—	Certificate of Amendment to Restated Certificate of Incorporation of the registrant dated November 5, 1999 (incorporated herein by reference from Exhibit 3.1(g) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
3	.1(h)	—	Certificate of Ownership and Merger merging Tenneco Automotive Merger Sub Inc. with and into the registrant, dated November 5, 1999 (incorporated herein by reference from Exhibit 3.1(h) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
3	.1(i)	—	Certificate of Amendment to Restated Certificate of Incorporation of the registrant dated May 9, 2000 (incorporated herein by reference from Exhibit 3.1(i) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
3	.1(j)	—	Certificate of Ownership and Merger merging Tenneco Inc. with and into the registrant, dated October 27, 2005 (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated October 28, 2005, File No. 1-12387).
3.2		—	By-laws of the registrant, as amended July 10, 2006 (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated July 10, 2006, File No. 1-12387).
3.3		—	Certificate of Incorporation of Tenneco Global Holdings Inc. (“Global”), as amended (incorporated herein by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.4		—	By-laws of Global (incorporated herein by reference to Exhibit 3.4 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.5		—	Certificate of Incorporation of TMC Texas Inc. (“TMC”) (incorporated herein by reference to Exhibit 3.5 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.6		—	By-laws of TMC (incorporated herein by reference to Exhibit 3.6 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).

Exhibit
Number			Description

3.7		—	Amended and Restated Certificate of Incorporation of Tenneco International Holding Corp. (“TIHC”) (incorporated herein by reference to Exhibit 3.7 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.8		—	Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.9		—	Certificate of Incorporation of Clevite Industries Inc. (“Clevite”), as amended (incorporated herein by reference to Exhibit 3.9 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.10		—	By-laws of Clevite (incorporated herein by reference to Exhibit 3.10 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.11		—	Amended and Restated Certificate of Incorporation of the Pullman Company (“Pullman”) (incorporated herein by reference to Exhibit 3.11 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.12		—	By-laws of Pullman (incorporated herein by reference to Exhibit 3.12 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.13		—	Certificate of Incorporation of Tenneco Automotive Operating Company Inc. (“Operating”) (incorporated herein by reference to Exhibit 3.13 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.14		—	By-laws of Operating (incorporated herein by reference to Exhibit 3.14 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
4	.1(a)	—	Rights Agreement dated as of September 8, 1998, by and between the registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant’s Current Report on Form 8-K dated September 24, 1998, File No. 1-12387).
4	.1(b)	—	Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-12387).
4	.1(c)	—	Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant’s Post-Effective Amendment No. 3, dated February 26, 2001, to its Registration Statement on Form 8-A dated September 17, 1998).
4	.1(d)	—	Amendment No. 3 to Rights Agreement, dated November 13, 2006, by and between the registrant and Wells Fargo Bank, N.A., as Rights Agent (incorporated herein by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated November 13, 2006, File No. 1-12387.
4	.2(a)	—	Indenture, dated as of November 1, 1996, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.1 of the registrant’s Registration Statement on Form S-4, Registration No. 333-14003).
4	.2(b)	—	First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(b) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4	.2(c)	—	Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(d) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4	.2(d)	—	Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(e) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4	.2(e)	—	Eleventh Supplemental Indenture, dated October 21, 1999, to Indenture dated November 1, 1996 between The Chase Manhattan Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).

Exhibit
Number			Description

*4	.3	—	Specimen stock certificate for Tenneco Inc. common stock.
4	.4(a)	—	Indenture dated October 14, 1999 by and between the registrant and The Bank of New York, as trustee (incorporated herein by reference from Exhibit 4.4(a) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
4	.4(b)	—	Supplemental Indenture dated November 4, 1999 among Tenneco Automotive Operating Company Inc., Tenneco International Holding Corp., Tenneco Global Holdings Inc., the Pullman Company, Clevite Industries Inc. and TMC Texas Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference from Exhibit 4.4(b) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
4	.4(c)	—	Subsidiary Guarantee dated as of October 14, 1999 from Tenneco Automotive Operating Company Inc., Tenneco International Holding Corp., Tenneco Global Holdings Inc., the Pullman Company, Clevite Industries Inc. and TMC Texas Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4(c) to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
4	.5(a)	—	Amended and Restated Credit Agreement, dated as of December 12, 2003, among the registrant, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A. and Citicorp North America, Inc., as co-documentation agents, Deutsche Bank Securities Inc., as syndication agent, and JP Morgan Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5(a) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-12387).
4	.5(b)	—	Amended and Restated Guarantee And Collateral Agreement, dated as of November 4, 1999, by Tenneco Inc. and the subsidiary guarantors named therein, in favor of JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference from Exhibit 4.5(f) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4	.5(c)	—	First Amendment, dated as of April 30, 2004, to the Amended and Restated Credit Agreement dated as of December 12, 2003, among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated herein by reference from Exhibit 4.5(c) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12387).
4	.5(d)	—	Second Amendment, dated November 19, 2004, to the Amended and Restated Credit Agreement dated as of December 12, 2003, among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated herein by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated November 19, 2004, File No. 1-12387).
4	.5(e)	—	Third Amendment, dated February 17, 2005, to the Amended and Restated Credit Agreement, dated as of December 12, 2003 among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated February 17, 2005, File No. 1-12387).
4	.5(f)	—	New Lender Supplement, dated as of March 31, 2005, by and among Wachovia Bank, National Association, the registrant and JPMorgan Chase Bank, N.A.; New Lender Supplement, dated as of March 31, 2005, by and among Wells Fargo Foothill, LLC, the registrant and JPMorgan Chase Bank, N.A.; New Lender Supplement, dated as of March 31, 2005, by and among Charter One Bank, NA, the registrant and JPMorgan Chase Bank, N.A. (incorporated herein by reference from Exhibit 4.5(f) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-12387).
4	.5(g)	—	New Lender Supplement, dated as of April 29, 2005, by and among The Bank of Nova Scotia, the registrant and JPMorgan Chase Bank, N.A. (incorporated herein by reference from Exhibit 4.5(g) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-12387).
4	.5(h)	—	Fourth Amendment, dated October 7, 2005, to the Amended and Restated Credit Agreement, dated as of December 12, 2003, among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated herein by reference from Exhibit 4.5(h) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-12387).

Exhibit
Number			Description

4	.5(i)	—	First Amendment, dated October 7, 2005, to the Amended and Restated Guarantee and Collateral Agreement, dated as of November 4, 1999, by the registrant and the subsidiary guarantors named therein, in favor of JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference from Exhibit 4.5(i) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-12387).
4	.6(a)	—	Indenture, dated as of June 19, 2003, among the registrant, the subsidiary guarantors named therein and Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(a) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4	.6(b)	—	Collateral Agreement, dated as of June 19, 2003, by the registrant and the subsidiary guarantors named therein in favor of Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(b) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4	.6(c)	—	Registration Rights Agreement, dated as of June 19, 2003, among the registrant, the subsidiary guarantors named therein, and the initial purchasers named therein, for whom JPMorgan Securities Inc. acted as representative (incorporated herein by reference from Exhibit 4.6(c) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4	.6(d)	—	Supplemental Indenture, dated as of December 12, 2003, among the registrant, the subsidiary guarantors named therein and Wachovia Bank, National Association (incorporated herein by reference to Exhibit 4.6(d) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-12387).
4	.6(e)	—	Registration Rights Agreement, dated as of December 12, 2003, among the registrant, the subsidiary guarantors named therein, and the initial purchasers named therein, for whom Banc of America Securities LLC acted as representative agent (incorporated herein by reference to Exhibit 4.5(a) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-12387).
4	.6(f)	—	Second Supplemental Indenture, dated as of October 28, 2005, among the registrant, the subsidiary guarantors named therein and Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(f) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-12387).
4.7		—	Intercreditor Agreement, dated as of June 19, 2003, among JPMorgan Chase Bank, as Credit Agent, Wachovia Bank, National Association, as Trustee and Collateral Agent, and the registrant (incorporated herein by reference from Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4	.8(a)	—	Indenture, dated as of November 19, 2004, among the registrant, the subsidiary guarantors named therein and The Bank of New York Trust Company (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated November 19, 2004, File No. 1-12387).
4	.8(b)	—	Supplemental Indenture, dated as of March 28, 2005, among the registrant, the guarantors party thereto and the Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference from Exhibit 4.3 to the registrant’s Registration Statement on Form S-4, Reg No. 333-123752).
4	.8(c)	—	Registration Rights Agreement, dated as of November 19, 2004, among the registrant, the guarantors party thereto and the initial purchasers party thereto (incorporated herein by reference from Exhibit 4.2 to the registrant’s Registration Statement on Form S-4, Reg No. 333-123752).
4	.8(d)	—	Second Supplemental Indenture, dated as of October 27, 2005, among the registrant, the guarantors party thereto and the Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference from Exhibit 4.8(d) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-12387).
9		—	None.
10.1		—	Distribution Agreement, dated November 1, 1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant’s Form 10, File No. 1-12387).

Exhibit
Number			Description

10.2		—	Amendment No. 1 to Distribution Agreement, dated as of December 11, 1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.2 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.3		—	Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. , the registrant, and Newport News Ship- building Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.4		—	Benefits Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.5		—	Insurance Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.6		—	Tax Sharing Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co., Newport News Shipbuilding Inc., the registrant, and El Paso Natural Gas Company (incorporated herein by reference from Exhibit 10.6 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.7		—	First Amendment to Tax Sharing Agreement, dated as of December 11, 1996, among El Paso Tennessee Pipeline Co., the registrant, El Paso Natural Gas Company and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.7 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
+10	.8	—	Value Added ’TAVA’ Incentive Compensation Plan, as in effect for periods through December 31, 2005 (incorporated herein by reference from Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-12387).
+10	.9	—	Change of Control Severance Benefits Plan for Key Executives (incorporated herein by reference from Exhibit 10.13 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
+10	.10	—	Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
+10	.11	—	Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10	.12	—	Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10	.13	—	Supplemental Executive Retirement Plan (incorporated herein by reference from Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.14		—	Human Resources Agreement by and between the registrant and Tenneco Packaging Inc. dated November 4, 1999 (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).
10.15		—	Tax Sharing Agreement by and between the registrant and Tenneco Packaging Inc. dated November 3, 1999 (incorporated herein by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).
10.16		—	Amended and Restated Transition Services Agreement by and between the registrant and Tenneco Packaging Inc. dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.21 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
10.17		—	Assumption Agreement among Tenneco Automotive Operating Company Inc., Tenneco International Holding Corp., Tenneco Global Holdings Inc., The Pullman Company, Clevite Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc. and the other Initial Purchasers listed in the Purchase Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.24 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).

Exhibit
Number			Description

+10	.18	—	Amendment No. 1 to Change in Control Severance Benefits Plan for Key Executives (incorporated herein by reference from Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10	.19	—	Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10	.20	—	Omitted.
+10	.21	—	Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference from Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387).
+10	.22	—	Form of Indemnity Agreement entered into between the registrant and the following directors of the registrant: Paul Stecko, M. Kathryn Eickhoff and Dennis Severance (incorporated herein by reference from Exhibit 10.29 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).
+10	.23	—	Mark P. Frissora Special Appendix under Supplemental Executive Retirement Plan (incorporated herein by reference from Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387).
+10	.24	—	Letter Agreement dated as of June 1, 2001 between the registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001. File No. 1-12387).
+10	.25	—	2002 Long-Term Incentive Plan (As Amended and Restated Effective March 11, 2003) (incorporated herein by reference from Exhibit 10.26 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. File No. 1-12387).
+10	.26	—	Amendment No. 1 to Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
+10	.27	—	Supplemental Stock Ownership Plan (incorporated herein by reference from Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
+10	.28	—	Form of Stock Equivalent Unit Award Agreement under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
+10	.29	—	Form of Stock Option Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
+10	.30	—	Form of Stock Option Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.3 of the registrant’s Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
+10	.31	—	Form of Restricted Stock Award Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (three year cliff vesting) (incorporated herein by reference from Exhibit 99.4 of the registrant’s Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
+10	.32	—	Form of Restricted Stock Award Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.5 of the registrant’s Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
+10	.33	—	Form of Restricted Stock Award Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (vesting 1/3 annually) (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated January 17, 2005, File No. 1-12387).
+10	.34	—	Form of Stock Option Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated January 17, 2005, File No. 1-12387).

Exhibit
Number			Description

+10	.35	—	Form of Stock Option Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from Exhibit 99.3 of the registrant’s Current Report on Form 8-K dated January 17, 2005, File No. 1-12387).
+10	.36	—	Form of Performance Share Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 10.37 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, file No. 1-12387).
*+10	.37	—	Summary of 2007 Outside Directors’ Compensation.
*+10	.38	—	Summary of 2007 Named Executive Officer Compensation.
+10	.39	—	Amendment No. 1 to the Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-12387).
+10	.40	—	Amendment No. 1 to the Supplemental Executive Retirement Plan (incorporated herein by reference from Exhibit 10.40 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.41	—	Second Amendment to the Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.41 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.42	—	Amendment No. 2 to the Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.43	—	Supplemental Retirement Plan (incorporated herein by reference from Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.44	—	Mark P. Frissora Special Appendix under Supplemental Retirement Plan (incorporated herein by reference from Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.45	—	Supplemental Pension Plan for Management (incorporated herein by reference from Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.46	—	Incentive Deferral Plan (incorporated herein by reference from Exhibit 10.46 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1- 12387).
+10	.47	—	Amended and Restated Value Added (“TAVA”) Incentive Compensation Plan, effective January 1, 2006 (incorporated herein by reference from Exhibit 10.47 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, file No. 1-12387).
+10	.48	—	Form of Restricted Stock Award Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (providing for one year cliff vesting) (incorporated herein by reference from Exhibit 10.48 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, file No. 1-12387).
+10	.49	—	Form of Stock Equivalent Unit Award Agreement, as amended, under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 10.49 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-12387).
+10	.50	—	Summary of Amendments to Deferred Compensation Plan and Incentive Deferral Plan (incorporated herein by reference from Exhibit 10.50 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-12387).
+10	.51	—	Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K, dated May 9, 2006).
+10	.52	—	Form of Restricted Stock Award Agreement for non-employee directors under the Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K, dated May 9, 2006).
+10	.53	—	Form of Stock Option Agreement for employees under the Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K, dated May 9, 2006).

Exhibit
Number			Description

+10	.54	—	Form of Restricted Stock Award Agreement for employees under the Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K, dated May 9, 2006).
+10	.55	—	Summary of Amendments to the Company’s excess defined benefit plans, the terms of a new excess defined contribution plan and Amendments to certain executives’ employment agreements (incorporated herein by reference from Exhibit 10.55 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-12387).
*+10	.56	—	Form of First Amendment to the Tenneco Inc. Supplemental Pension Plan for Management.
*+10	.57	—	Form of First Amendment to the Tenneco Inc. Supplemental Retirement Plan.
+10	.58	—	Form of Stock Equivalent Unit Award Agreement, as amended, under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated as of December 6, 2006, File No. 1-12387).
*+10	.59	—	Letter Agreement dated December 4, 2006 between the registrant and Timothy R. Donovan.
*+10	.60	—	Letter Agreement dated January 5, 2007 between the registrant and Hari N. Nair.
+10	.61	—	Letter Agreement between Tenneco Inc. and Gregg Sherrill (incorporated herein by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated as of January 5, 2007, File No. 1-12387).
+10	.62	—	Letter Agreement between Tenneco Inc. and Gregg Sherrill, dated as of January 15, 2007 (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated as of January 15, 2007, File No. 1-12387).
*+10	.63	—	Form of Restricted Stock Agreement between Tenneco Inc. and Gregg Sherrill.
11		—	None.
*12		—	Computation of Ratio of Earnings to Fixed Charges.
13		—	None.
14		—	Tenneco Inc. Code of Ethical Conduct for Financial Managers (incorporated herein by reference from Exhibit 99.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
16		—	None.
18		—	None.
*21		—	List of Subsidiaries of Tenneco Inc.
22		—	None.
*23		—	Consent of Independent Registered Public Accounting firm.
*24		—	Powers of Attorney.
*31	.1	—	Certification of Gregg Sherrill under Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	—	Certification of Gregg Sherrill and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.
33		—	None.
34		—	None.
35		—	None.
99		—	None.
100		—	None

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNECO INC.

By	*
Gregg Sherrill
Chairman and Chief Executive Officer

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on March 1, 2007.

Signature		Title

* Gregg Sherrill		Chairman, President and Chief Executive Officer and Director (principal executive officer)

/s/ Kenneth R. Trammell Kenneth R. Trammell		Executive Vice President and Chief Financial Officer (principal financial officer)

* Paul D. Novas		Vice President and Controller (principal accounting officer)

* Charles W. Cramb		Director

* M. Kathryn Eickhoff-Smith		Director

* Frank E. Macher		Director

* Roger B. Porter		Director

* David B. Price, Jr.		Director

* Dennis G. Severance		Director

* Paul T. Stecko		Director

* Mitsunobi Takeuchi		Director

* Jane L. Warner		Director

By:	/s/ Kenneth R. Trammell Kenneth R. Trammell Attorney in fact