Form 10-Q
period 2007-03-31
TENNECO INC
filed 2007-05-09
CIK 1024725

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              ---------------------

                                    FORM 10-Q

(Mark One)




[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                     For the Quarterly Period Ended March 31, 2007
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934



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

     Common Stock, par value $.01 per share: 46,290,142 shares as of April 30, 2007.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS



                                                                           PAGE
                                                                           ----


PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)..............................     5
     Tenneco Inc. and Consolidated Subsidiaries --
       Report of Independent Registered Public Accounting Firm..........     5
       Statements of Income.............................................     6
       Balance Sheets...................................................     7
       Statements of Cash Flows.........................................     8
       Statements of Changes in Shareholders' Equity....................     9
       Statements of Comprehensive Income (Loss)........................    10
       Notes to Consolidated Financial Statements.......................    11
  Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..........................................    29
  Item 3. Quantitative and Qualitative Disclosures About Market Risk....    48
  Item 4. Controls and Procedures.......................................    48
PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings.............................................     *
     Item 1A. Risk Factors..............................................    50
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...    50
  Item 3. Defaults Upon Senior Securities...............................     *
  Item 4. Submission of Matters to a Vote of Security Holders...........     *
  Item 5. Other Information.............................................     *
  Item 6. Exhibits......................................................    50


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

     - changes in automotive manufacturers' production rates and their actual and forecasted requirements for our products;

     - the overall highly competitive nature of the automotive parts industry, and our resultant inability to realize the sales represented by our awarded book of business (which is based on anticipated pricing for the applicable program over its life, and is subject to increases or decreases due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by customers);

     - the loss of any of our large original equipment manufacturer ("OEM") customers (on whom we depend for a substantial portion of our revenues), or the loss of market shares by these customers if we are unable to achieve increased sales to other OEMs;

     - general economic, business and market conditions, including without limitation the financial difficulties facing a number of companies in the automotive industry and the potential impact thereof on labor unrest, supply chain disruptions, weakness in demand and the collectibility of any accounts receivable due us from such companies;

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

     - costs related to product warranties;

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

     - acts of war and/or terrorism, including, but not limited to, the events taking place in the Middle East, the current military action in Iraq and Afghanistan, the situation in North Korea and the continuing war on terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

     - the timing and occurrence (or non-occurrence) of other transactions, events and circumstances which may be beyond our control.

     The risks included here are not exhaustive. Refer to "Part I, Item 1A--Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2006, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TENNECO INC.

     We have reviewed the accompanying consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries (the "Company") as of March 31, 2007, and the related consolidated statements of income, cash flows, comprehensive income
(loss) and changes in shareholders' equity for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of Tenneco Inc.'s management.

     We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 10, effective January 1, 2007, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106 and 132(R).

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of income, cash flows, changes in shareholders' equity, and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated March 1, 2007, we expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" on January 1, 2006 and the Company's adoption of the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106 and 132(R)," on December 31, 2006. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Chicago, Illinois
May 9, 2007

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           -------------------------
                                                               2007          2006
                                                           -----------   -----------
                                                             (MILLIONS EXCEPT SHARE
                                                                      AND
                                                               PER SHARE AMOUNTS)


REVENUES
  Net sales and operating revenues.......................  $     1,399   $     1,132
                                                           -----------   -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation and
     amortization shown below)...........................        1,179           921
  Engineering, research, and development.................           27            22
  Selling, general, and administrative...................           95           101
  Depreciation and amortization of other intangibles.....           48            44
                                                           -----------   -----------
                                                                 1,349         1,088
                                                           -----------   -----------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables............................           (2)           (1)
  Other income (loss)....................................            2            (1)
                                                           -----------   -----------
                                                                    --            (2)
                                                           -----------   -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND
  MINORITY INTEREST......................................           50            42
  Interest expense (net of interest capitalized).........           42            34
  Income tax expense.....................................            3            --
  Minority interest......................................            2             1
                                                           -----------   -----------
NET INCOME...............................................  $         3   $         7
                                                           ===========   ===========
EARNINGS PER SHARE
Weighted average shares of common stock outstanding--
  Basic..................................................   45,425,823    43,921,691
  Diluted................................................   47,320,779    46,723,181
Basic earnings per share of common stock.................  $      0.07   $      0.15
Diluted earnings per share of common stock...............  $      0.07   $      0.14



The accompanying notes to financial statements are an integral part of these statements of income.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                              MARCH 31,   DECEMBER 31,
                                                                 2007         2006
                                                              ---------   ------------
                                                                     (MILLIONS)


                                        ASSETS
Current assets:
Cash and cash equivalents...................................   $   136       $   202
  Receivables--
     Customer notes and accounts, net.......................       777           579
     Other..................................................        22            25
  Inventories--
     Finished goods.........................................       203           191
     Work in process........................................       172            90
     Raw materials..........................................       104           122
     Materials and supplies.................................        37            36
  Deferred income taxes.....................................        53            52
  Prepayments and other.....................................       134           125
                                                               -------       -------
                                                                 1,638         1,422
                                                               -------       -------
Other assets:
  Long-term notes receivable, net...........................        25            26
  Goodwill..................................................       204           203
  Intangibles, net..........................................         9             9
  Deferred income taxes.....................................       379           376
  Other.....................................................       138           134
                                                               -------       -------
                                                                   755           748
                                                               -------       -------
Plant, property, and equipment, at cost.....................     2,688         2,643
  Less--Reserves for depreciation and amortization..........    (1,592)       (1,550)
                                                               -------       -------
                                                                 1,096         1,093
                                                               -------       -------
                                                               $ 3,489       $ 3,263
                                                               =======       =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
     debt)..................................................   $    29       $    28
  Trade payables............................................       950           782
  Accrued taxes.............................................        41            49
  Accrued interest..........................................        31            40
  Accrued liabilities.......................................       210           200
  Other.....................................................        33            34
                                                               -------       -------
                                                                 1,294         1,133
                                                               -------       -------
Long-term debt..............................................     1,424         1,350
                                                               -------       -------
Deferred income taxes.......................................       107           107
                                                               -------       -------
Postretirement benefits.....................................       333           349
                                                               -------       -------
Deferred credits and other liabilities......................        57            75
                                                               -------       -------
Commitments and contingencies
Minority interest...........................................        29            28
                                                               -------       -------
Shareholders' equity:
  Common stock..............................................        --            --
  Premium on common stock and other capital surplus.........     2,791         2,790
  Accumulated other comprehensive loss......................      (227)         (253)
  Retained earnings (accumulated deficit)...................    (2,079)       (2,076)
                                                               -------       -------
                                                                   484           461
  Less--Shares held as treasury stock, at cost..............       240           240
                                                               -------       -------
                                                                   245           221
                                                               -------       -------
                                                               $ 3,489       $ 3,263
                                                               =======       =======




The accompanying notes to financial statements are an integral part of these balance sheets.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                   ------------
                                                                    2007   2006
                                                                   -----   ----
                                                                    (MILLIONS)


OPERATING ACTIVITIES
Net income.......................................................  $   3   $  7
Adjustments to reconcile net income to cash provided (used) by operating activities--
  Depreciation and amortization of other intangibles.............     48     44
  Deferred income taxes..........................................     (3)     5
  Stock option expense...........................................      1      1
  Loss on sale of assets, net....................................      2      1
  Changes in components of working capital
     (Increase) decrease in receivables..........................   (198)   (82)
     (Increase) decrease in inventories..........................    (74)   (27)
     (Increase) decrease in prepayments and other current
       assets....................................................    (13)   (14)
     Increase (decrease) in payables.............................    150     65
     Increase (decrease) in accrued taxes........................     (4)    (2)
     Increase (decrease) in accrued interest.....................     (9)    (4)
     Increase (decrease) in other current liabilities............      4    (18)
Other............................................................     (2)    (1)
                                                                   -----   ----
Net cash used by operating activities............................    (95)   (25)
                                                                   -----   ----
INVESTING ACTIVITIES
Cash payments for plant, property, and equipment.................    (38)   (36)
Cash payments for software related intangible assets.............     (7)    (3)
Investments and other............................................      1     --
                                                                   -----   ----
Net cash used by investing activities............................    (44)   (39)
                                                                   -----   ----
FINANCING ACTIVITIES
Issuance of common shares........................................      2      8
Issuance of long-term debt.......................................    150     --
Debt issuance cost of long-term debt.............................     (6)    --
Retirement of long-term debt.....................................   (357)    (1)
Net increase in revolver borrowings and short-term debt excluding
  current maturities of long-term debt...........................    280      9
Other............................................................      1     --
                                                                   -----   ----
Net cash provided by financing activities........................     70     16
                                                                   -----   ----
Effect of foreign exchange rate changes on cash and cash
  equivalents....................................................      3      3
                                                                   -----   ----
Increase (Decrease) in cash and cash equivalents.................    (66)   (45)
Cash and cash equivalents, January 1.............................    202    141
                                                                   -----   ----
Cash and cash equivalents, March 31 (Note).......................  $ 136   $ 96
                                                                   =====   ====
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest.........................  $  42   $ 34
Cash paid during the period for income taxes (net of refunds)....  $   8   $ --
NON-CASH INVESTING AND FINANCING ACTIVITIES
Period ended balance of payables for plant, property, and
  equipment......................................................  $  17   $ 16


NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to financial statements are an integral part of these statements of cash flows.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED MARCH 31,
                                               -------------------------------------------
                                                       2007                   2006
                                               --------------------   --------------------
                                                 SHARES      AMOUNT     SHARES      AMOUNT
                                               ----------   -------   ----------   -------
                                                     (MILLIONS EXCEPT SHARE AMOUNTS)


COMMON STOCK
Balance January 1............................  47,085,274   $    --   44,544,668   $    --
  Issued (Reacquired) pursuant to benefit
     plans...................................     287,160        --    1,022,599        --
  Stock options exercised....................     192,563        --      803,472        --
                                               ----------   -------   ----------   -------
Balance March 31.............................  47,564,997        --   46,370,739        --
                                                                      ==========
PREMIUM ON COMMON STOCK AND OTHER CAPITAL
  SURPLUS
Balance January 1............................                 2,790                  2,776
  Premium on common stock issued pursuant to
     benefit plans...........................                     1                      5
                                                            -------                -------
Balance March 31.............................                 2,791                  2,781
                                                                                   -------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance January 1............................                  (253)                  (282)
  Other comprehensive income.................                    26                     17
                                                            -------                -------
Balance March 31.............................                  (227)                  (265)
                                                                                   -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1............................                (2,076)                (2,125)
  Net income.................................                     3                      7
  Other......................................                    (6)                    (1)
                                                            -------                -------
Balance March 31.............................                (2,079)                (2,119)
                                                            -------                -------
LESS--COMMON STOCK HELD AS TREASURY STOCK, AT
  COST
Balance January 1 and March 31...............   1,294,692       240    1,294,692       240
                                               ==========   -------   ==========   -------
       Total.................................               $   245                $   157
                                                            =======                =======




       The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED MARCH 31,
                                      -------------------------------------------------------------
                                                   2007                            2006
                                      -----------------------------   -----------------------------
                                       ACCUMULATED                     ACCUMULATED
                                          OTHER                           OTHER
                                      COMPREHENSIVE                   COMPREHENSIVE
                                          INCOME      COMPREHENSIVE       INCOME      COMPREHENSIVE
                                          (LOSS)          INCOME          (LOSS)          INCOME
                                      -------------   -------------   -------------   -------------
                                                                (MILLIONS)


NET INCOME..........................                       $ 3                             $ 7
                                                           ---                             ---
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)
CUMULATIVE TRANSLATION ADJUSTMENT
Balance January 1...................      $ (54)                          $(150)
  Translation of foreign currency
     statements.....................         12             12               17             17
                                          -----                           -----
Balance March 31....................        (42)                           (133)
                                          -----                           -----
ADDITIONAL LIABILITY FOR PENSION
  BENEFITS
Balance January 1...................       (199)                           (132)
Measurement date implementation of
  SFAS No. 158, net of tax..........         14             14               --             --
                                          -----                           -----
Balance March 31....................       (185)                           (132)
                                          -----                           -----
Balance March 31....................      $(227)                          $(265)
                                          =====            ---            =====            ---
Other comprehensive income (loss)...                        26                              17
                                                           ---                             ---
COMPREHENSIVE INCOME................                       $29                             $24
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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     (1) As you read the accompanying financial statements and Management's Discussion and Analysis you should also read our Annual Report on Form 10-K for the year ended December 31, 2006.

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

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation. We have reclassified in the statement of cash flows the net change in payables for acquisitions of plant, property and equipment (PP&E) from the increase (decrease) in payables included in operating activities into cash payments for PP&E included in investing activities and disclosed the period end balance of payables for PP&E in non-cash investing and financing activities. We do not believe these changes in presentation are material to the financial statements.

     (2) Equity Plans--In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock equivalent units, stock appreciation rights ("SARs"), and stock options to our directors, officers, employees and consultants. The plan, which terminated as to new awards on December 31, 2001, was renamed the "Stock Ownership Plan." In December 1999, we adopted the Supplemental Stock Ownership Plan, which permitted the granting of a variety of similar awards to our directors, officers, employees and consultants. We were authorized to deliver up to about 1.1 million treasury shares of common stock under the Supplemental Stock Ownership Plan, which also terminated as to new awards on December 31, 2001. In March 2002, we adopted the 2002 Long-Term Incentive Plan which permitted the granting of a variety of similar awards to our officers, directors, employees and consultants. Up to 4 million shares of our common stock were authorized for delivery under the 2002 Long-Term Incentive Plan. In March 2006, we adopted the 2006 Long-Term Incentive Plan which replaced the 2002 Long-Term Incentive Plan and permits the granting of a variety of similar awards to directors, officers, employees and consultants. Up to 2 million shares of our common stock plus the shares remaining for issuance under the 2002 Long-Term Incentive Plan are authorized for delivery under the 2006 Long-Term Incentive Plan. As of March 31, 2007, up to 1,320,710 shares of our common stock remain authorized for delivery under the 2006 Long-Term Incentive Plan. Our nonqualified stock options have 7 to 20 year terms and vest equally over a three year service period from the date of the grant.

     We have granted restricted common stock to our directors and certain key employees. These awards generally require, among other things, that the award holder remains in service to our company during the restriction period. We have also granted stock equivalent units to certain key employees that are payable in cash. For 2007, the awards contain a stub-year grant payable in the first quarter of 2008 annually and a three-year grant payable in the first quarter of 2010. Payment is based on the attainment of specified performance goals. The grant value is indexed to the stock price. Each employee granted stock equivalent units will (based on the achievement of the applicable goals) receive a percentage of the total grant's value. In addition, we have granted SARs to certain key employees in our Asian operations that are payable in cash after a three year service period. The grant value is indexed to the stock price.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

     Accounting Methods--Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," using the modified prospective application method. Under this transition method, compensation cost recognized for the three months ended March 31, 2007 and 2006, respectively, includes the applicable amounts of: (1) compensation cost of all unvested stock-based awards granted prior to January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures, and (2) compensation cost for all stock-based awards granted on or after January 1, 2006, based upon the grant date fair value estimated in accordance with the new provisions of SFAS No. 123(R). Results for prior periods have not been restated.

     The impact of recognizing compensation expense related to nonqualified stock options is contained in the table below.


                                                           THREE MONTHS   THREE MONTHS
                                                               ENDED          ENDED
                                                             MARCH 31,      MARCH 31,
                                                               2007           2006
                                                           ------------   ------------
                                                            (MILLIONS)     (MILLIONS)


Selling, general and administrative......................     $    1         $    1
                                                              ------         ------
Loss before interest expense, income taxes and minority
  interest...............................................         (1)            (1)
Income tax benefit.......................................         --             --
                                                              ------         ------
Net loss.................................................     $   (1)        $   (1)
                                                              ======         ======
Decrease in basic earnings per share.....................     $(0.02)        $(0.01)
Decrease in diluted earnings per share...................     $(0.02)        $(0.01)


     For stock options awarded to retirement eligible employees we immediately accelerate the recognition of any outstanding compensation cost when employees retire before the end of the vesting period. This methodology has not had a material impact on our recognized compensation cost.

     As of March 31, 2007, there was approximately $5 million, net of tax, of total unrecognized compensation costs related to these stock-based awards that we expect to recognize over a weighted average period of 1.6 years.

     Compensation expense for restricted stock, stock equivalent units and SARs, net of tax, was approximately $2 million for the three months ended March 31, 2007 compared to approximately $3 million for the three months ended March 31, 2006, and was recorded in selling, general, and administrative expense on the statement of income at the corporate level.

     SFAS No. 109, "Accounting for Income Taxes," discusses the deductibility of transactions. We are allowed a tax deduction for compensation cost which is calculated as the difference between the value of the stock at the date of grant and the price upon exercise of a stock option. Under SFAS No. 123(R), excess tax benefits, which are any tax benefits we may realize upon the exercise of stock options that are greater than the tax benefit recognized on the compensation cost recorded in our income statement, are recorded as an addition to paid-in capital. We would present cash retained as a result of excess tax benefits as financing cash flows. Any write-offs of deferred tax assets related to unrealized tax benefits associated with the recognized compensation cost would be reported as income tax expense.

     Cash received from option exercises for the three months ended March 31, 2007, was approximately $1 million. Stock option exercises during the first three months of 2007 generated an excess tax benefit of approximately $1 million. Pursuant to footnote 82 of SFAS No. 123(R), this benefit was not recorded as we have federal and state net operating losses which are not currently being utilized. As a result, the excess tax benefit had no impact on our financial position or statement of cash flows.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

     Assumptions--We calculated the fair values of stock option awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. Determining the fair value of share-based awards requires judgment in estimating employee and market behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.


                                                                    THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                   -------------
                                                                    2007    2006
                                                                   -----   -----


Stock Options
Weighted average grant date fair value, per share................  $9.83   $9.27
Weighted average assumptions used:
Expected volatility..............................................   38.4%   42.6%
Expected lives...................................................    4.1     5.1
Risk-free interest rates.........................................    4.7%    4.2%
Dividend yields..................................................    0.0%    0.0%


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

     Stock Options--The following table reflects the status and activity for all options to purchase common stock for the period indicated:


                                                              THREE MONTHS ENDED
                                                                MARCH 31, 2007
                                            ------------------------------------------------------
                                                                        WEIGHTED AVG.
                                              SHARES    WEIGHTED AVG.     REMAINING      AGGREGATE
                                              UNDER        EXERCISE        LIFE IN       INTRINSIC
                                              OPTION        PRICES          YEARS          VALUE
                                            ---------   -------------   -------------   ----------
                                                                                        (MILLIONS)


Outstanding Stock Options
Outstanding, January 1, 2007..............  3,074,173       $10.13
  Granted.................................    589,681        26.68
  Canceled................................         --           --
  Forfeited...............................    (54,730)       23.67
  Exercised...............................   (192,563)        7.31                          $ 3
                                            ---------
Outstanding, March 31, 2007...............  3,416,561       $12.93           5.2            $42
                                            =========
Vested or expected to vest, March 31,
  2007....................................  3,375,496       $12.85           5.2            $42
                                            =========
Exercisable, March 31, 2007...............  2,575,092       $ 9.17           5.0            $41
                                            =========


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

     Restricted Stock--The following table reflects the status for all nonvested restricted shares for the period indicated:


                                                                THREE MONTHS ENDED
                                                                  MARCH 31, 2007
                                                             ------------------------
                                                                        WEIGHTED AVG.
                                                                          GRANT DATE
                                                              SHARES      FAIR VALUE
                                                             --------   -------------


Nonvested Restricted Shares
Nonvested balance at January 1, 2007.......................   386,507       $17.10
  Granted..................................................   364,018        26.73
  Vested...................................................  (222,040)       15.39
  Forfeited................................................   (35,972)       22.49
                                                             --------
Nonvested balance at March 31, 2007........................   492,513       $24.60
                                                             ========



     The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of March 31, 2007, approximately $12 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.4 years.

     Stock Equivalent Units and SAR's--Stock equivalent units and SAR's are paid in cash and recognized as a liability based upon their fair value. As of March 31, 2007, approximately $6 million of total unrecognized compensation costs is expected to be recognized over the weighted-average period of approximately 1.7 years.

     (3) In March of 2007 we refinanced our $831 million senior credit facility. This transaction reduced the interest rates we pay on all portions of the facility. While the total amount of the new senior credit facility is $830 million, approximately the same as the previous facility, we changed the components of the facility to enhance our financial flexibility. We increased the amount of commitments under our revolving loan facility from $320 million to $550 million, reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $155 million to $130 million and replaced the $356 million term loan B with a $150 million term loan A. As of March 31, 2007, the senior credit facility consisted of a five-year, $150 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014.

     The refinancing of the prior facility allowed us to: (i) amend the consolidated net debt to EBITDA ratio from 3.75 to 4.25, (ii) eliminate the fixed charge coverage ratio, (iii) eliminate the restriction on capital expenditures, (iv) increase the amount of acquisitions permitted to $250 million, (v) improve the flexibility to repurchase and retire higher cost junior debt, (vi) increase our ability to enter into capital leases, (vii) increase the ability of our foreign subsidiaries to incur debt, (viii) increase our ability to pay dividends and repurchase common stock, (ix) increase our ability to invest in joint ventures, (x) allow for the increase in the existing tranche B-1 facility and/or the term loan A or the addition of a new term loan of up to $275 million in order to reduce our 10.25 percent senior secured notes, and (xi) other modifications.

     Following the refinancing, the term loan A facility is payable in twelve consecutive quarterly installments, commencing June 30, 2009 as follows: $6 million due each of June 30, September 30, December 31, 2009 and March 31, 2010, $15 million due each of June 30, September 30, December 31, 2010 and March 31, 2011, and $17 million due each of June 30, September 30, December 31, 2011 and March 16, 2012. The revolving credit facility requires that any amounts drawn, be repaid by March 2012. Prior to that date, funds may be borrowed, repaid and reborrowed under the revolving credit facility without premium or penalty. Letters of credit may be issued under the revolving credit facility.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

     The tranche B-1 letter of credit/revolving loan facility requires that it be repaid by March 2014. We can borrow revolving loans and issue letters of credit under the $130 million tranche B-1 letter of credit/revolving loan facility. The tranche B-1 letter of credit/revolving loan facility lenders have deposited $130 million with the administrative agent, who has invested that amount in time deposits. We do not have an interest in any of the funds on deposit. When we draw revolving loans under this facility, the loans are funded from the $130 million on deposit with the administrative agent. When we make repayments, the repayments are redeposited with the administrative agent.

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

     We have three fixed-to-floating interest rate swaps covering $150 million of our 10.25 percent senior secured notes at an annual rate of LIBOR plus 5.68 percent. Based upon the current LIBOR rate of 5.38 percent (which is in effect until July 15, 2007) these swaps are expected to increase our interest expense by $2 million in 2007 above what it otherwise would have been. Since entering into these swaps, we have realized a net cumulative benefit of $3 million. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. These hedges are effective, so we have not recognized in earnings any amounts related to the ineffectiveness of the interest rate swaps. No amounts were excluded from the assessment of hedge effectiveness. As of March 31, 2007, the fair value of the interest rate swaps was a liability of $5 million recorded as a decrease to long-term debt and an increase to other long-term liabilities.

     (4) In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48")". FIN 48 is a new interpretation of the Statement of Financial Accounting Standards ("SFAS") No. 109 establishing a new model in accounting for uncertainty in income taxes recognized in our financial statements. FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

     We adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $42 million. As a result of the implementation of FIN 48, we recognized an increase to retained earnings in an amount less than $1 million and a decrease to our accruals for uncertain tax positions and related interest and penalties by a corresponding amount.

     Included in the balance of unrecognized tax benefits at January 1, 2007, are $26 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of the unrecognized tax benefits at January 1, 2007, are $14 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

     We recognize interest related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. Upon adoption of FIN 48 on January 1, 2007, we have an accrual for interest and penalties of $3 million.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

     Included in the balance of unrecognized tax benefits at January 1, 2007, are $1 million of unrecognized tax benefits that are expected to settle or for which the statute of limitations will expire within the next twelve months.

     We are subject to taxation in the U.S. and various states and foreign jurisdictions. Canada and Germany are our significant tax jurisdictions where we have had recent audit activity. A Canadian tax examination for years ended 2001-2004 has just been initiated. In 2006 we concluded a German tax examination for years ended 1998-2001. We have accrued the appropriate amounts and have made the required cash payments to the German tax authorities. With few exceptions, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2002.

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

     Our recent restructuring activities began in the fourth quarter of 2001, when our Board of Directors approved a restructuring plan, a project known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have undertaken various other restructuring projects related to Project Genesis since then. We incurred $27 million in restructuring and restructuring-related costs during 2006, of which $23 million was recorded in cost of sales and $4 million was recorded in selling, general and administrative expense. In the first quarter of 2007, we incurred $2 million in restructuring and restructuring-related costs of which $1 million was recorded in cost of sales and $1 million in selling, general and administrative expense. Since Project Genesis was initiated, we have incurred costs of $132 million through March 31, 2007.

     Under the terms of our refinanced senior credit agreement that took effect on March 16, 2007, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives initiated after March 16, 2007 from the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2007, we have not excluded any allowable charges relating to restructuring initiatives against the $80 million available under the terms of the refinanced senior credit facility.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)


information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

     As of March 31, 2007, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs at these facilities to be approximately $8 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

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

     In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. A small percentage of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. Nearly all of the claims are related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of these claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution. Accordingly, we presently believe

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)


that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations

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

     Below is a table that shows the activity in the warranty accrual accounts:


                                                                     THREE MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                                    -------------
                                                                    2007     2006
                                                                    ----     ----
                                                                      (MILLIONS)


Beginning Balance January 1,......................................   $25      $22
Accruals related to product warranties............................     3        5
Reductions for payments made......................................    (2)      (4)
                                                                     ---      ---
Ending Balance March 31,..........................................   $26      $23
                                                                     ===      ===



     The current year increase in the warranty accrual is primarily driven by higher unit pricing and product mix in the North American aftermarket.

     (7) In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurement." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material impact to our financial statements.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." Part of this Statement is effective as of December 31, 2006, and requires companies that have defined benefit pension plans and other postretirement benefit plans to recognize the funded status of those plans on the balance sheet on a prospective basis from the effective date. The funded status of these plans is determined as of the plans' measurement dates and represents the difference between the amount of the obligations owed to participants under each plan (including the effects of future salary increases for defined benefit plans) and the fair value of each plan's assets dedicated to paying those obligations. To record the funded status of those plans, unrecognized prior service costs and net actuarial losses experienced by the plans will be recorded in the Accumulated Other Comprehensive Loss section of shareholders' equity on the balance sheet. The initial adoption as of December 31, 2006 resulted in a reduction of Accumulated Other Comprehensive Loss in shareholders' equity of $59 million.

     In addition, SFAS No. 158 requires that companies using a measurement date for their defined benefit pension plans and other postretirement benefit plans other than their fiscal year end, change the measurement date effective for fiscal years ending after December 15, 2008. Effective January 1, 2007, Tenneco elected to early adopt the measurement date provision of SFAS No. 158. See Note
10. Adoption of this part of the statement was not material to our financial position and results of operations.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, which hereby added Section N to Topic 1, "Financial Statements", of the Staff Accounting Bulletin Series. Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The bulletin is effective for an interim period of the first fiscal year ending after November 15, 2006. The adoption of this bulletin did not have a material impact to our financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." The statement permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning on or after November 15, 2007. We do not believe the statement will have a material effect on our financial statements and related disclosures.

     (8) We have an agreement to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party, net of a discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $145 million and $147 million at March 31, 2007 and 2006, respectively. We recognized a loss of approximately $2 million for the three months ended March 31, 2007, and approximately $1 million for the three months ended March 31, 2006, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, which has averaged approximately 6 percent during 2007. We retain ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

     (9) Earnings per share of common stock outstanding were computed as follows:


                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           -------------------------
                                                               2007          2006
                                                           -----------   -----------
                                                             (MILLIONS EXCEPT SHARE
                                                             AND PER SHARE AMOUNTS)


Basic earnings per share--
  Income.................................................  $         3   $         7
                                                           ===========   ===========
  Average shares of common stock outstanding.............   45,425,823    43,921,691
                                                           ===========   ===========
  Earnings per average share of common stock.............  $      0.07   $      0.15
                                                           ===========   ===========
Diluted earnings per share--
  Income.................................................  $         3   $         7
                                                           ===========   ===========
  Average shares of common stock outstanding.............   45,425,823    43,921,691
  Effect of dilutive securities:
     Restricted stock....................................      245,270       456,601
     Stock options.......................................    1,649,686     2,344,889
                                                           -----------   -----------
  Average shares of common stock outstanding including
     dilutive securities.................................   47,320,779    46,723,181
                                                           ===========   ===========
  Earnings per average share of common stock.............  $      0.07   $      0.14
                                                           ===========   ===========


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

     Options to purchase 770,848 and 630,992 shares of common stock were outstanding at March 31, 2007 and 2006, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive for the quarters ended March 31, 2007 and 2006, respectively.

     (10) Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:


                                                         THREE MONTHS ENDED MARCH 31,
                                                ---------------------------------------------
                                                                                POSTRETIREME-
                                                           PENSION                    NT
                                                -----------------------------   -------------
                                                     2007            2006       2007     2006
                                                -------------   -------------   ----     ----
                                                 US   FOREIGN    US   FOREIGN    US       US
                                                ---   -------   ---   -------   ----     ----
                                                                  (MILLIONS)


Service cost--benefits earned during the
  year........................................  $--     $ 2     $ 4     $ 2      $ 1      $ 1
Interest cost.................................    5       4       5       4        2        2
Expected return on plan assets................   (5)     (4)     (5)     (4)      --       --
Net amortization:
  Actuarial loss..............................    1       1       1       1        1        2
  Prior service cost..........................   --      --       1      --       (1)      (2)
                                                ---     ---     ---     ---      ---      ---
Net pension and postretirement costs..........  $ 1     $ 3     $ 6     $ 3      $ 3      $ 3
                                                ===     ===     ===     ===      ===      ===



     Effective January 1, 2007, we froze our defined benefit plans and replaced them with additional contributions under defined contribution plans for nearly all U.S.-based salaried and non-union hourly employees.

     In September 2006, the FASB issued Statement No. 158 "Employers' Accounting for Defined Benefit and Other Postretirement Plans." Effective January 1, 2007, Tenneco elected to early-adopt the measurement date provisions of SFAS No. 158. As a result, during the first quarter of 2007, the following adjustments were made to retained earnings and other comprehensive income (both net of tax effects):


                                                                     US   FOREIGN
                                                                    ---   -------


Retained earnings.................................................   (3)     (2)
Accumulated other comprehensive income............................    8       6


     For the three months ended March 31, 2007, we made pension contributions of approximately $1 million for our domestic pension plans and $5 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to make approximately $22 million in contributions for the remainder of 2007.

     We made postretirement contributions of approximately $2 million during the first three months of 2007. Based on current actuarial estimates, we believe we will be required to make approximately $8 million in contributions for the remainder of 2007.

     (11) We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was less than $1 million at both March 31, 2007 and 2006, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)


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

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have issued $18 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $6 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

     Negotiable Financial Instruments--One of our European subsidiaries receives payment from one of its OE customers whereby the account receivables are satisfied through the delivery of negotiable financial instruments. These financial instruments are then sold at a discount to a European bank. The sales of these financial instruments are not included in the account receivables sold. Any of these financial instruments which were not sold as of March 31, 2007 and 2006 are classified as other current assets and are excluded from our definition of cash equivalents. We had sold approximately $27 million of these instruments at March 31, 2007 and $26 million at March 31, 2006.

     In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $11 million and $4 million at March 31, 2007 and 2006, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $5 million and $8 million at March 31, 2007 and 2006, respectively, and were classified as other current assets. One of our Chinese subsidiaries is required to maintain a cash balance at a financial institution issuing the financial instruments which are used to satisfy vendor payments. The balance totaled approximately $1 million at both March 31, 2007 and 2006, respectively, and was classified as cash and cash equivalents.

     (12) We are a global manufacturer with three geographic reportable segments: (1) North America, (2) Europe, South America and India ("Europe"), and
(3) Asia Pacific. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. We evaluate segment performance based primarily on income before interest expense, income taxes, and minority interest. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

     The following table summarizes certain Tenneco segment information:


                                                                   SEGMENT
                                            -----------------------------------------------------
                                             NORTH               ASIA    RECLASS &
                                            AMERICA   EUROPE   PACIFIC     ELIMS     CONSOLIDATED
                                            -------   ------   -------   ---------   ------------
                                                                  (MILLIONS)


AT MARCH 31, 2007 AND FOR THE THREE MONTHS
  THEN ENDED
Revenues from external customers..........   $  643   $  643     $113      $  --        $1,399
Intersegment revenues.....................        2       99        3       (104)           --
Income before interest expense, income
  taxes, and minority interest............       29       15        6         --            50
Total assets..............................    1,499    1,581      312         97         3,489
AT MARCH 31, 2006 AND FOR THE THREE MONTHS
  THEN ENDED
Revenues from external customers..........   $  515   $  526     $ 91      $  --        $1,132
Intersegment revenues.....................        2       16        3        (21)           --
Income before interest expense, income
  taxes, and minority interest............       34        8       --         --            42
Total assets..............................    1,363    1,366      256         47         3,032


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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)



                                                  FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                    ---------------------------------------------------------------------
                                                                  TENNECO INC.
                                      GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                    SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                    ------------   ------------   ------------   ---------   ------------
                                                                  (MILLIONS)


REVENUES
  Net sales and operating
     revenues--
     External.....................      $614           $785           $ --         $  --        $1,399
     Affiliated companies.........        28            206             --          (234)           --
                                        ----           ----           ----         -----        ------
                                         642            991             --          (234)        1,399
                                        ----           ----           ----         -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....       561            852             --          (234)        1,179
  Engineering, research, and
     development..................        11             16             --            --            27
  Selling, general, and
     administrative...............        37             58                           --            95
  Depreciation and amortization of
     other intangibles............        18             30             --            --            48
                                        ----           ----           ----         -----        ------
                                         627            956                                      1,349
                                        ----           ----           ----         -----        ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.....        --             (2)            --            --            (2)
  Other income (loss).............         3             (2)            --             1             2
                                        ----           ----           ----         -----        ------
                                           3             (4)            --             1            --
                                        ----           ----           ----         -----        ------
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST,
  AND EQUITY IN NET INCOME FROM
  AFFILIATED COMPANIES............        18             31             --             1            50
  Interest expense--
     External (net of interest
       capitalized)...............        (1)             1             42            --            42
     Affiliated companies (net of
       interest income)...........        45             (3)           (42)           --            --
  Income tax expense (benefit)....       (11)             9             --             5             3
  Minority interest...............        --              2             --            --             2
                                        ----           ----           ----         -----        ------
  Equity in net income (loss) from
     affiliated companies.........        21             --              3           (24)           --
                                        ----           ----           ----         -----        ------
NET INCOME (LOSS).................      $  6           $ 22           $  3         $ (28)       $    3
                                        ====           ====           ====         =====        ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)



                                                  FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                    ---------------------------------------------------------------------
                                                                  TENNECO INC.
                                      GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                    SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                    ------------   ------------   ------------   ---------   ------------
                                                                  (MILLIONS)


REVENUES
  Net sales and operating
     revenues--
     External.....................      $504           $628           $ --         $  --        $1,132
     Affiliated companies.........        21            122             --          (143)           --
                                        ----           ----           ----         -----        ------
                                         525            750             --          (143)        1,132
                                        ----           ----           ----         -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....       419            645             --          (143)          921
  Engineering, research, and
     development..................         8             14             --            --            22
  Selling, general, and
     administrative...............        44             57             --            --           101
  Depreciation and amortization of
     other intangibles............        17             27             --            --            44
                                        ----           ----           ----         -----        ------
                                         488            743             --          (143)        1,088
                                        ----           ----           ----         -----        ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.....        --             (1)            --            --            (1)
  Other income (loss).............         2             (3)            --            --            (1)
                                        ----           ----           ----         -----        ------
                                           2             (4)            --            --            (2)
                                        ----           ----           ----         -----        ------
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST,
  AND EQUITY IN NET INCOME FROM
  AFFILIATED COMPANIES............        39              3             --            --            42
  Interest expense--
     External (net of interest
       capitalized)...............        --              1             33            --            34
     Affiliated companies (net of
       interest income)...........        37             (3)           (34)           --            --
  Income tax expense (benefit)....         4              2             12           (18)           --
  Minority interest...............        --              1             --            --             1
                                        ----           ----           ----         -----        ------
                                          (2)             2            (11)           18             7
  Equity in net income (loss) from
     affiliated companies.........         3             --             18           (21)           --
                                        ----           ----           ----         -----        ------
NET INCOME (LOSS).................      $  1           $  2           $  7         $  (3)       $    7
                                        ====           ====           ====         =====        ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                                  BALANCE SHEET



                                                               MARCH 31, 2007
                                     -----------------------------------------------------------------
                                                                 TENNECO INC.
                                       GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                     SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                     ------------  ------------  ------------  ---------  ------------
                                                                 (MILLIONS)


               ASSETS
Current assets:
  Cash and cash equivalents........     $    1        $  135        $   --      $     --     $  136
  Receivables, net.................        456         1,073            27          (757)       799
  Inventories......................        203           313            --            --        516
  Deferred income taxes............         34            14             6            (1)        53
  Prepayments and other............         25           109            --            --        134
                                        ------        ------        ------      --------     ------
                                           719         1,644            33          (758)     1,638
                                        ------        ------        ------      --------     ------
Other assets:
  Investment in affiliated
     companies.....................        594            --         1,101        (1,695)        --
  Notes and advances receivable
     from affiliates...............      3,422           215         5,061        (8,698)        --
  Long-term notes receivable, net..          2            23            --            --         22
  Goodwill.........................        136            68            --            --        203
  Intangibles, net.................          4            10            --            --         14
  Deferred income taxes............        315            64           197          (197)       380
  Other............................         36            69            28            --        134
                                        ------        ------        ------      --------     ------
                                         4,509           449         6,387       (10,590)       753
                                        ------        ------        ------      --------     ------
Plant, property, and equipment, at
  cost.............................        956         1,732            --            --      2,688
  Less--Reserves for depreciation
     and amortization..............        630           962            --            --      1,592
                                        ------        ------        ------      --------     ------
                                           326           770            --            --      1,096
                                        ------        ------        ------      --------     ------
                                        $5,554        $2,863        $6,420      $(11,348)    $3,489
                                        ======        ======        ======      ========     ======

          LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including
     current maturities of long-
     term debt)
     Short-term debt--non-
       affiliated..................     $   --        $   26        $  284      $     --     $  310
     Short-term debt--affiliated...        198           392            10          (600)        --
  Trade payables...................        362           743            --          (155)       950
  Accrued taxes....................         44            27           (15)           (1)        55
  Other............................        132           113            30            (2)       273
                                        ------        ------        ------      --------     ------
                                           736         1,301           309          (758)     1,588
Long-term debt--non-affiliated.....         --            10         1,133            --      1,143
Long-term debt--affiliated.........      3,930            39         4,729        (8,698)        --
Deferred income taxes..............        195            92            --          (179)       108
Postretirement benefits and other
  liabilities......................        279           100             7             7        393
Commitments and contingencies
Minority interest..................         --            30            --            --         30
Shareholder's equity...............        414         1,291           242        (1,720)       228
                                        ------        ------        ------      --------     ------
                                        $5,554        $2,863        $6,420      $(11,348)    $3,489
                                        ======        ======        ======      ========     ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                                  BALANCE SHEET



                                                             DECEMBER 31, 2006
                                     ----------------------------------------------------------------
                                                                 TENNECO INC.
                                       GUARANTOR   NONGUARANTOR     (PARENT     RECLASS
                                     SUBSIDIARIES  SUBSIDIARIES    COMPANY)     & ELIMS  CONSOLIDATED
                                     ------------  ------------  ------------  --------  ------------
                                                                (MILLIONS)


               ASSETS
Current assets:
  Cash and cash equivalents........     $   57        $  146        $   (1)    $     --     $  202
  Receivables, net.................        334           829            30         (589)       604
  Inventories......................        136           303            --           --        439
  Deferred income taxes............         34            13             6           (1)        52
  Prepayments and other............         24           101            --           --        125
                                        ------        ------        ------     --------     ------
                                           585         1,392            35         (590)     1,422
                                        ------        ------        ------     --------     ------
Other assets:
  Investment in affiliated
     companies.....................        587            --         1,097       (1,684)        --
  Notes and advances receivable
     from affiliates...............      3,442           215         5,012       (8,669)        --
  Long-term notes receivable, net..          2            27            (3)          --         26
  Goodwill.........................        135            68            --           --        203
  Intangibles, net.................          1             9            (1)          --          9
  Deferred income taxes............        308            65           200         (197)       376
  Other............................         36            70            28           --        134
                                        ------        ------        ------     --------     ------
                                         4,511           454         6,333      (10,550)       748
                                        ------        ------        ------     --------     ------
Plant, property, and equipment, at
  cost.............................        949         1,694            --           --      2,643
  Less--Accumulated depreciation
     and amortization..............        621           929            --           --      1,550
                                        ------        ------        ------     --------     ------
                                           328           765            --           --      1,093
                                        ------        ------        ------     --------     ------
                                        $5,424        $2,611        $6,368     $(11,140)    $3,263
                                        ======        ======        ======     ========     ======

          LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including
     current maturities of long-
     term debt)
     Short-term debt--non-
       affiliated..................     $   --        $   26        $    2     $     --     $   28
     Short-term debt--affiliated...        211           281            10         (502)        --
  Trade payables...................        249           618            (1)         (84)       782
  Accrued taxes....................         16            33             1           (1)        49
  Other............................        122           116            39           (3)       274
                                        ------        ------        ------     --------     ------
                                           598         1,074            51         (590)     1,133
Long-term debt-non-affiliated......         --            10         1,340           --      1,350
Long-term debt-affiliated..........      3,872            49         4,748       (8,669)        --
Deferred income taxes..............        212            92            --         (197)       107
Postretirement benefits and other
  liabilities......................        300           109             8            7        424
Commitments and contingencies
  Minority interest................         --            28            --           --         28
Shareholders' equity...............        442         1,249           221       (1,691)       221
                                        ------        ------        ------     --------     ------
                                        $5,424        $2,611        $6,368     $(11,140)    $3,263
                                        ======        ======        ======     ========     ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                             STATEMENT OF CASH FLOWS



                                                      THREE MONTHS ENDED MARCH 31, 2007
                                      -----------------------------------------------------------------
                                                                  TENNECO INC.
                                        GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                      SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                      ------------  ------------  ------------  ---------  ------------
                                                                  (MILLIONS)


OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............      $ 23          $(34)         $ (82)       $ (2)       $ (95)
                                          ----          ----          -----        ----        -----
INVESTING ACTIVITIES
Cash payments for plant, property,
  and equipment.....................       (15)          (24)            --           1          (38)
Cash payments for software related
  intangible assets.................        (5)           (2)            --          --           (7)
Investments and other...............        --            --             --           1            1
                                          ----          ----          -----        ----        -----
Net cash used by investing
  activities........................       (20)          (26)            --           2          (44)
                                          ----          ----          -----        ----        -----
FINANCING ACTIVITIES
Issuance of common shares...........        --            --              2          --            2
Issuance of long-term debt..........        --            --            150          --          150
Debt issuance cost of long-term
  debt..............................        --            --             (6)         --           (6)
Retirement of long-term debt........        --            --           (357)         --         (357)
Net increase (decrease) in revolver
  borrowing and short-term debt
  excluding current maturities of
  long-term debt....................        --           106            218         (44)         280
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........       (59)          (59)            74          44           --
Other...............................        --            --              1          --            1
                                          ----          ----          -----        ----        -----
Net cash provided (used) by
  financing activities..............       (59)           47             82          --           70
                                          ----          ----          -----        ----        -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................        --             3             --          --            3
                                          ----          ----          -----        ----        -----
Increase (decrease) in cash and cash
  equivalents.......................       (56)          (10)            --          --          (66)
Cash and cash equivalents, January
  1.................................        56           146             --          --          202
                                          ----          ----          -----        ----        -----
Cash and cash equivalents, March 31
  (Note)............................      $ --          $136          $  --        $ --        $ 136
                                          ====          ====          =====        ====        =====




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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                             STATEMENT OF CASH FLOWS



                                                      THREE MONTHS ENDED MARCH 31, 2006
                                      -----------------------------------------------------------------
                                                                  TENNECO INC.
                                        GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                      SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                      ------------  ------------  ------------  ---------  ------------
                                                                  (MILLIONS)


OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............      $ 33          $ 10          $(68)        $--         $(25)
                                          ----          ----          ----         ---         ----
INVESTING ACTIVITIES
Cash payments for plant, property,
  and equipment.....................       (21)          (15)           --          --          (36)
Cash payments for software related
  intangible assets.................        (1)           (2)           --          --           (3)
Investments and other...............        --            --            --          --           --
                                          ----          ----          ----         ---         ----
Net cash used by investing
  activities........................       (22)          (17)           --          --          (39)
                                          ----          ----          ----         ---         ----
FINANCING ACTIVITIES
Issuance of common shares...........        --            --             8          --            8
Retirement of long-term debt........        --            (1)           --          --           (1)
Net increase (decrease) in revolver
  borrowing and short-term debt
  excluding current maturities of
  long-term debt....................        --            (3)           12          --            9
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........       (42)           (6)           48          --           --
Other...............................        --            --            --          --           --
                                          ----          ----          ----         ---         ----
Net cash provided (used) by
  financing activities..............       (42)          (10)           68          --           16
                                          ----          ----          ----         ---         ----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................        --             3            --          --            3
                                          ----          ----          ----         ---         ----
Decrease in cash and cash
  equivalents.......................       (31)          (14)           --          --          (45)
Cash and cash equivalents, January
  1.................................        31           110            --          --          141
                                          ----          ----          ----         ---         ----
Cash and cash equivalents, March 31
  (Note)............................      $ --          $ 96          $ --         $--         $ 96
                                          ====          ====          ====         ===         ====




NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

     We are one of the world's leading manufacturers of automotive emission control and ride control products and systems. We serve both original equipment
(OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe(R), Rancho(R), Clevite(R), Elastomers and Fric Rot(TM) ride control products and Walker(R), Fonos(TM), and Gillet(TM) emission control products. Worldwide we serve more than 35 different original equipment manufacturers, and our products or systems are included on nine of the top 10 passenger car models produced for sale in Europe and nine of the top 10 light truck and SUV models produced for sale in North America for 2006. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. We operate more than 80 manufacturing facilities worldwide and employ approximately 19,000 people to service our customers' demands.

     Factors that are critical to our success include winning new business awards, managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes, fixing or eliminating unprofitable businesses and reducing overall costs. In addition, our ability to adapt to key industry trends, such as the consolidation of OE customers, a shift in consumer preferences to other vehicles in response to higher fuel costs and other economic and social factors, increasing technologically sophisticated content, changing aftermarket distribution channels, increasing environmental standards and extended product life of automotive parts, also play a critical role in our success. Other factors that are critical to our success include adjusting to industry and economic challenges such as increases in the cost of raw materials and our ability to successfully reduce the impact of any such cost increases through material substitutions, cost reduction initiatives and other methods.

     We have a substantial amount of indebtedness. As such, our ability to generate cash--both to fund operations and service our debt--is also a significant area of focus for our company. See "Liquidity and Capital Resources" below for further discussion of cash flows.

     Total revenues for the first quarter of 2007 were $1,399 million, compared to $1,132 million in the first quarter of 2006. Excluding the impact of currency and substrate sales, revenue was up $87 million driven primarily by new launches in North America. In addition to the benefit of the new launches, our geographic balance and diverse customer base helped offset the overall North American industry production decline.

     Gross margin in the first quarter of 2007 was 15.7 percent, down 2.9 percentage points from 18.6 percent in 2006. Higher substrate sales, driven by significant diesel platform launches in North America, which typically carry lower margins, diluted gross margin. As these high volume new platforms launched, we also saw our revenue mix shift from higher-margin aftermarket revenues to OE revenues. Also impacting gross margin were increased steel and other material costs, all of which more than offset savings and improved efficiencies from Lean manufacturing, Six Sigma programs, cost recoveries and other cost reduction initiatives.

     We reported selling, general, administrative and engineering expenses in the first three months of 2007 of 8.7 percent of revenues, as compared to 10.9 percent of revenues for the first three months of 2006. The improvement was due to leveraging our higher value-added revenues and reducing our SG&A expenses, despite higher investments in engineering.

     Earnings before interest expense, taxes and minority interest ("EBIT") was $50 million for the first quarter of 2007, up $8 million from the $42 million reported in 2006. Increased volumes in Europe and Asia, benefits from the company's ongoing manufacturing efficiency programs, favorable currency and lower restructuring charges more than offset higher material costs and reduced North American production volumes.

     During the first quarter, our Valencia, Spain facility was awarded the Ford Motor Company's Silver World Excellence Award for quality, cost and delivery leadership in supplying emission control systems. In addition, we also won the Automotive News PACE award for leading design capabilities for our emission control predictive development process.

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the years of 2007 and 2006. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. We have not reflected any currency impact in the 2006 table since this is the base period for measuring the effects of currency during 2007 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

     Additionally, we show the component of our revenue represented by substrate sales (previously referred to as "pass-through" catalytic converter sales) in the following table. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst -- precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers and directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel after treatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage they are a necessary component of an emission control system. We view the growth of substrates as a key indicator that our value add content in an emission control system is moving toward the higher technology hot-end gas and diesel business.

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

     We present these substrate sales separately in the following table because we believe investors utilize this information to understand the impact of this portion of our revenues on our overall business and because it removes the impact of potentially volatile precious metals pricing from our revenues. While, generally, our original equipment customers assume the risk of precious metals pricing volatility, it impacts our reported revenues. Excluding "substrate" catalytic converter and diesel particulate filters sales removes this impact.

                                                     THREE MONTHS ENDED MARCH 31, 2007
                                        ----------------------------------------------------------
                                                                          SUBSTRATE     REVENUES
                                                                            SALES       EXCLUDING
                                                               REVENUES   EXCLUDING   CURRENCY AND
                                                   CURRENCY   EXCLUDING    CURRENCY     SUBSTRATE
                                        REVENUES    IMPACT     CURRENCY     IMPACT        SALES
                                        --------   --------   ---------   ---------   ------------
                                                                (MILLIONS)


North America Original Equipment
  Ride Control........................   $  133       $--       $  133       $ --        $  133
  Emission Control....................      376        --          376        166           210
                                         ------       ---       ------       ----        ------
     Total North America Original
       Equipment......................      509        --          509        166           343
North America Aftermarket
  Ride Control........................       98        --           98         --            98
  Emission Control....................       36        --           36         --            36
                                         ------       ---       ------       ----        ------
     Total North America Aftermarket..      134        --          134         --           134
       Total North America............      643        --          643        166           477
Europe Original Equipment
  Ride Control........................      107        10           97         --            97
  Emission Control....................      387        29          358        122           236
                                         ------       ---       ------       ----        ------
     Total Europe Original Equipment..      494        39          455        122           333
Europe Aftermarket
  Ride Control........................       39         2           37         --            37
  Emission Control....................       40         4           36         --            36
                                         ------       ---       ------       ----        ------
     Total Europe Aftermarket.........       79         6           73         --            73
South America & India.................       70         1           69          8            61
     Total Europe, South America &
       India..........................      643        46          597        130           467
Asia..................................       70        --           70         26            44
Australia.............................       43         3           40          5            35
                                         ------       ---       ------       ----        ------
     Total Asia Pacific...............      113         3          110         31            79
                                         ------       ---       ------       ----        ------
Total Tenneco.........................   $1,399       $49       $1,350       $327        $1,023
                                         ======       ===       ======       ====        ======


                                                     THREE MONTHS ENDED MARCH 31, 2006
                                        ----------------------------------------------------------
                                                                          SUBSTRATE     REVENUES
                                                                            SALES       EXCLUDING
                                                               REVENUES   EXCLUDING   CURRENCY AND
                                                   CURRENCY   EXCLUDING    CURRENCY     SUBSTRATE
                                        REVENUES    IMPACT     CURRENCY     IMPACT        SALES
                                        --------   --------   ---------   ---------   ------------
                                                                (MILLIONS)


North America Original Equipment
  Ride Control........................   $  131       $--       $  131       $ --         $131
  Emission Control....................      243        --          243         66          177
                                         ------       ---       ------       ----         ----
     Total North America Original
       Equipment......................      374        --          374         66          308
North America Aftermarket
  Ride Control........................      101        --          101         --          101
  Emission Control....................       40        --           40         --           40
                                         ------       ---       ------       ----         ----
     Total North America Aftermarket..      141        --          141         --          141
       Total North America............      515        --          515         66          449
Europe Original Equipment
  Ride Control........................       95        --           95         --           95
  Emission Control....................      292        --          292        102          190
                                         ------       ---       ------       ----         ----
     Total Europe Original Equipment..      387        --          387        102          285
Europe Aftermarket
  Ride Control........................       36        --           36         --           36
  Emission Control....................       39        --           39         --           39
                                         ------       ---       ------       ----         ----
     Total Europe Aftermarket.........       75        --           75         --           75
South America & India.................       65        --           65          7           58
       Total Europe, South America &
          India.......................      527        --          527        109          418
Asia..................................       50        --           50         17           33
Australia.............................       40        --           40          4           36
                                         ------       ---       ------       ----         ----
       Total Asia Pacific.............       90        --           90         21           69
                                         ------       ---       ------       ----         ----
Total Tenneco.........................   $1,132       $--       $1,132       $196         $936
                                         ======       ===       ======       ====         ====



     Revenues from our North American operations increased $128 million in the first quarter of 2007 compared to the same period last year. Higher sales from North American OE revenues more than offset lower aftermarket revenues. North American OE emission control revenues were up $133 million in the first quarter of 2007; excluding substrate sales, revenues were up $33 million compared to last year. This increase was primarily due to significant new OE platform launches which included the Ford Superduty gas and diesel pick up trucks, GM's light duty trucks and vans with the Duramax diesel engines, the International Truck and Engine medium duty diesel platform, Toyota's Tundra gasoline pick-up truck and the Dodge Ram three-quarter ton diesel truck. North American OE ride control revenues for the first quarter of 2007 were up $2 million from the prior year. Increased ride-control content on the GMT900 platform more than offset lower heavy duty and commercial volumes. Our total North American OE revenues, excluding substrate sales and currency, increased 12 percent in the first quarter of 2007 compared to first quarter of 2006 despite the North American light vehicle production rate decrease of eight percent. Aftermarket revenues for North America were $134 million in the first quarter of 2007, a decrease of $7 million compared to the prior year, driven by lower sales in both product lines due to soft market conditions. Aftermarket ride control revenues decreased two percent in the first quarter of 2007 while aftermarket emission control revenues decreased 11 percent in the first quarter of 2007.

     Our European, South American and Indian segment's revenues increased $116 million, or 22 percent, in the first quarter of 2007 compared to last year. The first quarter total European light vehicle industry production increased four percent from the first quarter of 2006. Europe OE emission control revenues of $387 million in the first quarter of 2007 were up 32 percent as compared to the first quarter of last year. Excluding a $20 million increase in substrate sales and $29 million due to the impact of currency, Europe OE emission control revenues increased 24 percent over 2006, due to a growing position on the hot-end of exhaust platforms and new launches of the BMW 5-Series and Mini and the DaimlerChrysler's Smart. In addition, higher volumes on the BMW 1 and 3 Series, Mercedes E-class and Sprinter, the Nissan Pathfinder and Navara and Volvo's S80, C30 and C70 drove the improvement. Europe OE ride control revenues of $107 million in the first quarter of 2007 were up 13 percent year-over-year. Excluding currency, revenues increased by three percent in the 2007 first quarter due to improved volumes on the Ford Focus and the Audi A6 for both conventional and electronic shocks, and the Ford Galaxy and Mondeo for electronic shocks. European aftermarket revenues increased $4 million in the first quarter of 2007 compared to last year. When adjusted for currency, aftermarket revenues were down three percent. Excluding the $2 million impact of currency, ride control aftermarket revenues were up two percent due to strong volumes and improved pricing. Emission control aftermarket revenues were down seven percent, excluding $4 million in currency benefit, due to lower volumes which more than offset improved pricing. South American and Indian revenues were $70 million during the first quarter of 2007, compared to $65 million in the prior year. Stronger OE and aftermarket sales and currency appreciation drove this increase in South America.

     Revenues from our Asia Pacific segment, which includes Australia and Asia, increased $23 million to $113 million in the first quarter of 2007 compared to the same period last year. Excluding the impact of substrate sales and currency, revenues increased to $79 million from $69 million in the prior year. Asian revenues for the first quarter of 2007 were $70 million, up 39 percent from last year. This increase was primarily due to higher OE sales in China driven by new launches and higher emission control volumes on existing platforms. First quarter revenues for Australia increased six percent to $43 million. Excluding higher substrate sales and favorable currency of $3 million, Australian revenue was down $1 million due to lower volumes.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST ("EBIT")


                                                                  THREE
                                                                  MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                               -----------
                                                               2007   2006   CHANGE
                                                               ----   ----   ------
                                                                    (MILLIONS)


North America................................................   $29    $34     $(5)
Europe, South America & India................................    15      8       7
Asia Pacific.................................................     6     --       6
                                                                ---    ---     ---
                                                                $50    $42     $ 8
                                                                ===    ===     ===



     The EBIT results shown in the preceding table include the following items, discussed below under "Restructuring and Other Charges" which have an effect on the comparability of EBIT results between periods:


                                                                     THREE MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                                    -------------
                                                                    2007     2006
                                                                    ----     ----
                                                                      (MILLIONS)


North America
  Restructuring and restructuring-related expenses................   $ 1      $3
Europe, South America & India
  Restructuring and restructuring-related expenses................     1       1
Asia Pacific
  Restructuring and restructuring-related expenses................    --       2


     EBIT for North American operations decreased to $29 million in the first quarter of 2007, from $34 million one year ago. The benefits from our new platform launches were more than offset by lower OE industry volumes, higher steel costs of $8 million, incremental costs of $2 million due to the new launches, increased spending on engineering of $4 million and a softer aftermarket. These decreases were partially offset by lower selling, general, and administrative expenses of $3 million and manufacturing efficiencies driven by Lean and Six Sigma of $6 million. Included in North America's first quarter 2007 EBIT was $1 million in restructuring and restructuring-related expenses compared to $3 million in the first quarter of 2006.

     Our European, South American and Indian segment's EBIT was $15 million for the first quarter of 2007 compared to $8 million during the same period last year. Higher European OE volumes on existing business, new platform launches, favorable currency of $2 million and manufacturing efficiencies of $4 million gained through Lean manufacturing and Six Sigma programs drove the improvement. These increases were partially offset by higher material costs. Restructuring and restructuring-related expenses of $1 million were included in first quarter EBIT for both periods.

     EBIT for our Asia Pacific segment in the first quarter of 2007 was $6 million compared to break-even in the first quarter of 2006. Volume increases in China improved EBIT by $2 million. In Australia, light vehicle production was flat year over year, but primarily due to our 2006 restructuring activities to reduce headcount, EBIT for Australia improved $4 million, including $1 million of favorable currency. Included in the first quarter of 2006's EBIT was $2 million in restructuring and restructuring-related expenses.

     Currency had a $3 million favorable impact on overall company EBIT for the three months ended March 31, 2007, as compared to the prior year.

EBIT AS A PERCENTAGE OF REVENUE


                                                                     THREE MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                                    -------------
                                                                    2007     2006
                                                                    ----     ----


North America.....................................................    4%       7%
Europe, South America & India.....................................    2%       2%
Asia Pacific......................................................    5%       0%
  Total Tenneco...................................................    4%       4%


     In North America, EBIT as a percentage of revenue for the first quarter of 2007 was three percentage points less than last year. The benefits from our new platform launches, lower selling, general, and administrative expenses and manufacturing efficiencies were more than offset by lower OE industry volumes, higher material costs, incremental costs due to the new launches, increased investments in engineering and soft aftermarket conditions. During the first quarter of 2007, North American results included lower restructuring and restructuring-related charges. In Europe, South America and India, EBIT margin for the first quarter of 2007 was even with prior year. Higher European OE volumes on existing business, new platform launches, favorable currency and manufacturing efficiencies were partially offset by higher material costs. Restructuring and restructuring-related expenses were the same as prior year. EBIT as a percentage of revenue for our Asia Pacific segment increased five percentage points in the first quarter of 2007 versus the prior year. Volume increases in China, favorable currency and benefits from last year's restructuring activities drove the improvement. Lower restructuring and restructuring-related expenses also benefited EBIT margin.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $42 million in the first quarter of 2007 compared to $34 million in the prior year. Included in the first quarter of 2007 results was a $5 million charge to expense the unamortized portion of debt issuance costs related to our previous senior credit facility due to our debt refinancing in the first quarter of 2007. Interest expense also rose as a result of higher LIBOR rates on the variable interest rate portion of our debt and increased borrowings year-over-year.

     We have three fixed-to-floating interest rate swaps covering $150 million of our 10.25 percent senior secured notes at an annual rate of LIBOR plus 5.68 percent. Based upon the current LIBOR rate of 5.38 percent (which is in effect until July 15, 2007) these swaps are expected to increase our interest expense by $2 million in 2007 above what it otherwise would have been. Since entering into these swaps, we have realized a net cumulative benefit of $3 million. On March 31, 2007, we had $997 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed from 2007 through 2025. Included in the $475 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. We also have $431 million in long-term debt obligations outstanding under our senior secured credit facility that are subject to variable interest rates. See Note 3.

INCOME TAXES

     We reported income tax expense of $3 million in the first quarter of 2007. The effective tax rate for the first quarter of 2007 was 33 percent. We did not have any income tax expense in the first quarter of 2006 after recording a $3 million tax benefit primarily related to the resolution of certain tax issues with former affiliates.

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

     Our recent restructuring activities began in the fourth quarter of 2001, when our Board of Directors approved a restructuring plan, a project known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have undertaken various other restructuring projects related to Project Genesis since then. We incurred $27 million in restructuring and restructuring-related costs during 2006, of which $23 million was recorded in cost of sales and $4 million was recorded in selling, general and administrative expense. In the first quarter of 2007, we incurred $2 million restructuring and restructuring-related costs of which $1 million was recorded in cost of sales and $1 million in selling, general and administrative expense. Since Project Genesis was initiated, we have incurred costs of $132 million through March 31, 2007. The current annual savings rate for completed projects has grown to $88 million. When all actions are complete, we expect an additional $16 million of annual savings.

     Under the terms of our amended and restated senior credit agreement that took effect on March 16, 2007, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives initiated after March 16, 2007 from the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2007, we have not excluded any allowable charges relating to restructuring initiatives against the $80 million available under the terms of the March 2007 amendment to the senior credit facility.

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

EARNINGS PER SHARE

     We reported net income of $3 million or $0.07 per diluted common share for the first quarter of 2007, as compared to net income of $7 million or $0.14 per diluted common share for the first quarter of 2006. Included in the results for the first quarter of 2007 were negative impacts from expenses related to our restructuring activities. The net impact of these items decreased earnings per diluted share by $0.03. Included in the results for the first quarter of 2006 were negative impacts from expenses related to our restructuring activities. The net impact of these items decreased earnings per diluted share by $0.09. Please read the Notes to the consolidated financial statements for more detailed information on earnings per share.

OUTLOOK

     We believe that for the second quarter and the remainder of the year, based on current production schedules, the new platforms we launched in the first quarter will reach our customers' target production rates. Also, we anticipate completing negotiations for steel price recovery with our OE customers over the next few months that should help mitigate, in part, the impact of recent steel price increases. In addition, we will continue to focus globally on increasing productivity and cost improvements through Six Sigma, Lean manufacturing and restructuring activities.

     Current industry production estimates for the second quarter are that North American light vehicle production levels will be down three percent year-over-year, primarily in the passenger car segment. European production levels are estimated to remain flat with last year while China's production levels are estimated to be up significantly compared to last year.

     For the second half of the year, industry projections show production volumes improving in North America, Europe and China. We expect continued revenue growth from our emission control truck business as the ramp-up on these major platforms accelerates. We also expect the European segment and China operations will continue to perform well.

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006


                                                                       THREE
                                                                       MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                    -----------
                                                                    2007   2006
                                                                    ----   ----
                                                                     (MILLIONS)


Cash provided (used) by:
  Operating activities............................................  $(95)  $(25)
  Investing activities............................................   (44)   (39)
  Financing activities............................................    70     16


  Operating Activities

     For the three months ended March 31, 2007, operating activities used $95 million in cash compared to $25 million in cash used during the same period last year. For the three months ended March 31, 2007, cash used for working capital was $144 million versus $82 million for the three months ended March 31, 2006 because of working capital needs for new business launches. Receivables were a use of cash of $198 million compared to a cash use of $82 million in the prior year. Inventory represented a cash outflow of $74 million during the three months ended March 31, 2007, an increase of $47 million over the prior year. The year-over-year increase in the use of cash for both accounts receivable and inventory was primarily a result of working capital requirements for our new platform launches in North America. In addition to the higher level of receivables related to the revenue increase, we must carry higher inventory levels for these new platforms, a portion of which relates to higher value substrates sourced from South Africa. This inventory in transit from South Africa to the U.S. increased our cash outflow from operating activities during the first quarter of 2007 by $41 million. Accounts payable provided cash of $150 million, an increase from last year's cash inflow of $65 million. This increase also primarily resulted from the working capital need for our new platform launches in North America. Cash taxes were $8 million for the three months ended March 31, 2007, compared to a net zero amount in the prior year.

     One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date totaled $27 million for the three months ended March 31, 2007, compared with $26 million for the same period in 2006.

     In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $11 million and $4 million at March 31, 2007 and 2006, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $5 million and $8 million at March 31, 2007 and 2006, respectively, and were classified as other current assets. One of our Chinese subsidiaries is required to maintain a cash balance at a financial institution issuing the financial instruments which are used to satisfy vendor payments. The balance totaled approximately $1 million at both March 31, 2007 and 2006, respectively, and was classified as cash and cash equivalents.

Investing Activities

     Cash used for investing activities was $5 million higher in the first quarter of 2007 compared to the same period a year ago. Cash payments for plant, property and equipment were $38 million in the first quarter of 2007 versus payments of $36 million in the first quarter of 2006. The increase of $2 million in cash payments for plant, property and equipment was primarily due to the timing of investment in OE customer platform launches. See Reclassifications in
Note 1 in Item 1 "Financial Statements (Unaudited)" for further information. Cash payments for software-related intangible assets were $7 million in the first three months of 2007 compared to $3 million in the first three months of 2006.

Financing Activities

     Cash flow from financing activities was a $70 million inflow in the first quarter of 2007 compared to an inflow of $16 million in the same period of 2006. The primary reason for the change is attributable to an increase in borrowings of $73 million partially offset by debt issuance costs due to our debt refinancing in the first quarter of 2007.

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

Revenue Recognition

     We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters or components thereof and diesel particulate filters including precious metals ("substrates") on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and "passed through" to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $339 million, and $196 million for the first quarter of 2007 and 2006, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns.

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

Long-Term Receivables

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At March 31, 2007, we had approximately $21 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels. We have not experienced any material losses on arrangements where we have a contractual guarantee of reimbursement from our customers.

Income Taxes

     We have a U.S. Federal tax net operating loss carryforward ("NOL") as of December 31, 2006, of $634 million, which will expire in varying amounts from 2018 to 2026. The federal tax effect of that NOL is $222 million, and is recorded as a deferred tax asset on our balance sheet as of December 31, 2006. We also have state NOL carryforwards of $585 million, which will expire in various years through 2026. The tax effect of the state NOL, net of a valuation allowance, is $29 million and is recorded as a deferred tax asset on our balance sheet as of December 31, 2006. In the quarter ended March 31, 2007, we have a loss for U.S. Federal tax of $22 million for which we recorded an additional $8 million of deferred tax asset. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize these NOLs within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and the implementation of available tax planning strategies that accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

Stock-Based Compensation

     Effective January 1, 2006, we account for our stock-based compensation plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" which requires a fair value method of accounting for compensation costs related to our stock-based compensation plans. Under the fair value method recognition provision of the statement, a share-based payment is measured at the grant date based upon the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards requires judgment in estimating employee and market behavior. As of March 31, 2007, there is approximately $5 million, net of tax, of total unrecognized compensation costs related to these stock-based awards that is expected to be recognized over a weighted average period of 1.6 years as compared to $4 million, net of tax and a weighted average period of 1.7 years as of March 31, 2006.

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

     Our approach to establishing the discount rate assumption for both our domestic and foreign plans starts with high-quality investment-grade bonds adjusted for an incremental yield based on actual historical performance. This incremental yield adjustment is the result of selecting securities whose yields are higher than the "normal" bonds that comprise the index. Based on this approach, for 2007 we raised the weighted average discount rate for all of our pension plans to 5.6 percent, from 5.5 percent. The discount rate for postretirement benefits was raised from approximately 5.9 percent for 2006 to approximately 6.0 percent for 2007.

     Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans was left unchanged at 8.2 percent for 2007.

     Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At March 31, 2007, all legal funding requirements had been met. Other postretirement benefit obligations, such as retiree medical, and certain foreign pension plans are not funded.

     Effective December 31, 2006, we froze future accruals under our defined benefit plans for substantially all U.S. salaried and non-union hourly employees and replaced these benefits with additional contributions under our defined contribution plans. We estimate that these changes will save about $11 million in earnings before taxes annually, starting January 1, 2007.

CHANGES IN ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurement." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material impact to our financial statements.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." Part of this Statement is effective as of December 31, 2006, and requires companies that have defined benefit pension plans and other postretirement benefit plans to recognize the funded status of those plans on the balance sheet on a prospective basis from the effective date. The funded status of these plans is determined as of the plans' measurement dates and represents the difference between the amount of the obligations owed to participants under each plan (including the effects of future salary increases for defined benefit plans) and the fair value of each plan's assets dedicated to paying those obligations. To record the funded status of those plans, unrecognized prior service costs and net actuarial losses experienced by the plans will be recorded in the Accumulated Other Comprehensive Loss section of shareholders' equity on the balance sheet. The initial adoption as of December 31, 2006 resulted in a reduction of Accumulated Other Comprehensive Loss in shareholders' equity of $59 million.

     In addition, SFAS No. 158 requires that companies using a measurement date for their defined benefit pension plans and other postretirement benefit plans other than their fiscal year end, change the measurement date effective for fiscal years ending after December 15, 2008. Effective January 1, 2007, Tenneco elected to early adopt the measurement date provision of SFAS No. 158. See Note
10. Adoption of this part of the statement was not material to our financial position and results of operations.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, which hereby added Section N to Topic 1, "Financial Statements", of the Staff Accounting Bulletin Series. Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The bulletin is effective for an interim period of the first fiscal year ending after November 15, 2006. The adoption of this bulletin did not have a material impact to our financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." The statement permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning on or after November 15, 2007. We do not believe the statement will have a material effect on our financial statements and related disclosures.

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION


                                                      MARCH 31,   DECEMBER 31,
                                                         2007         2006       % CHANGE
                                                      ---------   ------------   --------
                                                                   (MILLIONS)


Short-term debt and current maturities..............    $   29       $   28          4%
Long-term debt......................................     1,424        1,350          5
                                                        ------       ------
Total debt..........................................     1,453        1,378          5
                                                        ------       ------
Total minority interest.............................        29           28          4
Shareholders' equity................................       245          221         11
                                                        ------       ------
Total capitalization................................    $1,727       $1,627          6
                                                        ======       ======



     General. Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, was $29 million. Borrowings under our revolving credit facilities were approximately $281 million and $12 million as of March 31, 2007 and 2006, respectively. The overall increase in long-term debt resulted from increased working capital levels, offset by payments made on our outstanding long-term debt and capital leases in addition to our position on interest rate swaps entered into in 2004. See below for further information on the interest rate swaps.

     The year-to-date increase in shareholders' equity primarily resulted from $12 million related to the translation of foreign balances into U.S. dollars. In addition our net income, the implementation of the measurement date provision of SFAS No. 158 and other transactions contributed $12 million to shareholders' equity. While our book equity balance was small at March 31, 2007, it had no effect on our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity.

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

     In March of 2007 we refinanced our $831 million senior credit facility. This transaction reduced the interest rates we pay on all portions of the facility. While the total amount of the new senior credit facility is $830 million, approximately the same as the previous facility, we changed the components of the facility to enhance our financial flexibility. We increased the amount of commitments under our revolving loan facility from $320 million to $550 million, reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $155 million to $130 million and replaced the $356 million term loan B with a $150 million term loan A. As of March 31, 2007, the senior credit facility consisted of a five-year, $150 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014.

     The refinancing of the prior facility allowed us to: (i) amend the consolidated net debt to EBITDA ratio from 3.75 to 4.25, (ii) eliminate the fixed charge coverage ratio, (iii) eliminate the restriction on capital expenditures, (iv) increase the amount of acquisitions permitted to $250 million, (v) improve the flexibility to repurchase and retire higher cost junior debt, (vi) increase our ability to enter into capital leases, (vii) increase the ability of our foreign subsidiaries to incur debt, (viii) increase our ability to pay dividends and repurchase common stock, (ix) increase our ability to invest in joint ventures, (x) allow for the increase in the existing tranche B-1 facility and/or the term loan A or the addition of a new term loan of up to $275 million in order to reduce our 10.25 percent senior secured notes, and (xi) other modifications.

     Following the refinancing, the term loan A facility is payable in twelve consecutive quarterly installments, commencing June 30, 2009 as follows: $5.625 million due each of June 30, September 30, December 31, 2009 and March 31, 2010, $15 million due each of June 30, September 30, December 31, 2010 and March 31, 2011, and $16.875 million due each of June 30, September 30, December 31, 2011 and March 16, 2012. The revolving credit facility requires that any amounts drawn, be repaid by March 2012. Prior to that date, funds may be borrowed, repaid and reborrowed under the revolving credit facility without premium or penalty. Letters of credit may be issued under the revolving credit facility.

     The tranche B-1 letter of credit/revolving loan facility requires that it be repaid by March 2014. We can borrow revolving loans and issue letters of credit under the $130 million tranche B-1 letter of credit/revolving loan facility. The tranche B-1 letter of credit/revolving loan facility lenders have deposited $130 million with the administrative agent, who has invested that amount in time deposits. We do not have an interest in any of the funds on deposit. When we draw revolving loans under this facility, the loans are funded from the $130 million on deposit with the administrative agent. When we make repayments, the repayments are redeposited with the administrative agent.

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

     We have three fixed-to-floating interest rate swaps covering $150 million of our 10.25 percent senior secured notes at an annual rate of LIBOR plus 5.68 percent. Based upon the current LIBOR rate of 5.38 percent (which is in effect until July 15, 2007) the inclusion of these swaps in our financial results is expected to add $2 million to our 2007 annual interest expense. These swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and as such are recorded on the balance sheet at fair value with an offset to the underlying hedged item, which is long-term debt. As of March 31, 2007, the fair value of the interest rate swaps was a liability of $5 million recorded as a decrease to long-term debt and an increase to other long-term liabilities. See Note (3).

     Senior Credit Facility -- Forms of Credit Provided. Following the March 2007 refinancing, the term loan A facility is payable in twelve consecutive quarterly installments, commencing June 30, 2009 as follows: $6 million due each of June 30, September 30, December 31, 2009 and March 31, 2010, $15 million due each of June 30, September 30, December 31, 2010 and March 31, 2011, and $17 million due each of June 30, September 30, December 31, 2011 and March 16, 2012. The revolving credit facility requires that if any amounts are drawn, they be repaid by March 2012. Prior to that date, funds may be borrowed, repaid and reborrowed under the revolving credit facility without premium or penalty. Letters of credit may be issued under the revolving credit facility.

     The tranche B-1 letter of credit/revolving loan facility requires that it be repaid by March 2014. We can borrow revolving loans from the $130 million tranche B-1 letter of credit/revolving loan facility and use that facility to support letters of credit. The tranche B-1 letter of credit/revolving loan facility lenders have deposited $130 million with the administrative agent, who has invested that amount in time deposits. We do not have an interest in any of the funds on deposit. When we draw revolving loans under this facility, the loans are funded from the $130 million on deposit with the administrative agent. When we make repayments, the repayments are redeposited with the administrative agent.

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

     Senior Credit Facility -- Interest Rates and Fees. Prior to the March 2007 refinancing borrowings under the term loan B facility and the tranche B-1 letter of credit/revolving loan facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 200 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 100 basis points. As of March 31, 2007 borrowings under the term loan A facility and the tranche B-1 letter of credit/revolving loan facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 150 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 50 basis points. The interest margin for borrowings under the term loan A are subject to adjustment based on the consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement). The margin we pay on the term loan A is reduced by 25 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.5 and will increase by 25 basis points should our consolidated leverage ratio exceed 3.5 beginning in March 2007. There is no cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility, however outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. If a letter of credit issued under this facility is subsequently paid and we do not reimburse the amount paid in full, then a ratable portion of each lender's deposit would be used to fund the letter of credit. We pay the tranche B-1 lenders a fee which is equal to LIBOR plus 150 basis points. This fee is offset by the return on the funds deposited with the administrative agent which earn interest at a per annum rate approximately equal to LIBOR. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits and effectively increases our interest expense at a per annum rate equal to LIBOR.

     Prior to the March 2007 refinancing borrowings under the revolving credit facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 275 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 37.5 basis points, plus a margin of 175 basis points. As of March 31, 2007 borrowings under the revolving credit facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 150 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 50 basis points. Letters of credit issued under the revolving credit facility accrue a letter of credit fee at a per annum rate of 150 basis points for the pro rata account of the lenders under such facility and a fronting fee for the ratable account of the issuers thereof at a per annum rate in an amount to be agreed upon payable quarterly in arrears. We also pay a commitment fee of 35 basis points on the unused portion of the revolving credit facility. The interest margins for borrowings and letters of credit issued under the revolving credit facility are subject to adjustment based on the consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. The margin we pay on the revolving credit facility will be reduced by 25 basis points and the commitment fee we pay on the revolving credit facility will be reduced by 5 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.5 while the margin will increase by 25 basis points and the commitment fee will increase by 2.5 basis points following each fiscal quarter for which our consolidated net leverage ratio is greater than 3.5 beginning in March 2007.

     Senior Credit Facility -- Other Terms and Conditions. As described above, we are highly leveraged. Our refinanced senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. See "Contractual Obligations" below. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the first quarter of 2007, are shown in the following tables:


                                                                QUARTER ENDED
                                            -----------------------------------------------------
                                             MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                2007        2007          2007           2007
                                            -----------   --------   -------------   ------------
                                            REQ.   ACT.     REQ.          REQ.           REQ.
                                            ----   ----   --------   -------------   ------------


Leverage Ratio (maximum)..................  4.25   3.26     4.25          4.25           4.25
Interest Coverage Ratio (minimum).........  2.10   3.05     2.10          2.10           2.10




                                                      2008   2009   2010   2011   2012
                                                      REQ.   REQ.   REQ.   REQ.   REQ.
                                                      ----   ----   ----   ----   ----


Leverage Ratio (maximum)............................  4.00   3.75   3.50   3.50   3.50
Interest Coverage Ratio (minimum)...................  2.10   2.25   2.40   2.55   2.75


     The senior credit facility agreement provides the ability to purchase our senior subordinated notes and/or our senior secured notes in an amount equal to the sum of (i) the net cash proceeds of equity issued after the closing date plus (ii) the portion of annual excess cash flow (as defined in the senior credit facility agreement) that is not required to be applied to the payment of the credit facilities and which is not used for other purposes, provided that the amount of the subordinated notes and the aggregate amount of the senior secured notes and the subordinated notes that may be refinanced is capped based on the pro forma consolidated leverage ratio after giving effect to such refinancing as shown in the following table:


                                                                    AGGREGATE SENIOR SECURED
    PRO FORMA CONSOLIDATED            SUBORDINATED NOTES             AND SUBORDINATED NOTES
        LEVERAGE RATIO                  MAXIMUM AMOUNT                   MAXIMUM AMOUNT
    ----------------------            ------------------            ------------------------


 Greater than or equal to 3.0x           $ 50 million                     $150 million
 Greater than or equal to 2.5x           $100 million                     $300 million
        Less than 2.5x                   $125 million                     $375 million


     In addition, the senior secured notes may be refinanced with (i) the net cash proceeds of incremental facilities and permitted refinancing indebtedness (as defined in the senior credit facility agreement), (ii) the net cash proceeds of any new senior or subordinated unsecured indebtedness, (iii) proceeds of revolving credit loans (as defined in the senior credit facility agreement),
(iv) up to $200 million of unsecured indebtedness of the company's foreign subsidiaries and (v) cash generated by the company's operations.

     The refinanced senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) investments and acquisitions; (vi) dividends and share repurchases; (vii) mergers and consolidations; and (viii) refinancing of subordinated and 10.25 percent senior secured notes. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of March 31, 2007, we were in compliance with all the financial covenants (as indicated above) and operational restrictions of the facility.

     Our senior credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

     Senior Secured and Subordinated Notes. Our outstanding debt also includes $475 million of 10.25 percent senior secured notes due July 15, 2013, in addition to $500 million of 8 5/8 percent senior subordinated notes due

November 15, 2014. We can redeem some or all of the notes at any time after July 15, 2008, in the case of the senior secured notes, and November 15, 2009, in the case of the senior subordinated notes. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. We are permitted to redeem up to 35 percent of the senior subordinated notes with the proceeds of certain equity offerings completed before November 15, 2007.

     Our senior secured and subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a proforma basis, to be greater than 2.25 and 2.00, respectively. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of March 31, 2007, we were in compliance with the covenants and restrictions of these indentures.

     Accounts Receivable Securitization. In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable on a nonrecourse basis in North America and Europe. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under this program. We sold accounts receivable under this program of $94 million and $95 million at March 31, 2007 and 2006, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2007, this program was renewed for 364 days to January 28, 2008 at a facility size of $100 million. We also sell some receivables in our European operations to regional banks in Europe. At March 31, 2007, we sold $51 million of accounts receivable in Europe down from $52 million at March 31, 2006. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements may increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

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

CONTRACTUAL OBLIGATIONS

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of March 31, 2007, are shown in the following table:


                                                         PAYMENTS DUE IN:
                                        --------------------------------------------------
                                                                           BEYOND
                                        2007   2008   2009   2010   2011    2011     TOTAL
                                        ----   ----   ----   ----   ----   ------   ------
                                                            (MILLIONS)


Obligations:
  Revolver borrowings.................  $ --   $ --   $ --   $ --   $ --   $  281   $  281
  Senior long-term debt...............    --     --     17     50     66       17      150
  Long-term notes.....................     1      2     --     --     --      471      474
  Capital leases......................     2      3      3      3     --       --       11
  Subordinated long-term debt.........    --     --     --     --     --      500      500
  Other subsidiary debt...............     1     --     --     --     --        2        3
  Short-term debt.....................    22     --     --     --     --       --       22
                                        ----   ----   ----   ----   ----   ------   ------
Debt and capital lease obligations....    26      5     20     53     66    1,271    1,441
Operating leases......................    13     13     10      7      6        4       53
Interest payments.....................    78    112    112    112    103      204      721
Capital commitments...................    32     --     --     --     --       --       32
                                        ----   ----   ----   ----   ----   ------   ------
Total Payments........................  $149   $130   $142   $172   $175   $1,479   $2,247
                                        ====   ====   ====   ====   ====   ======   ======



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

     Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate interest debt, we have made assumptions in calculating the amount of the future interest payments. Interest on our senior secured notes and senior subordinated notes is calculated using the fixed rates of 10 1/4 percent and 8 5/8 percent, respectively. Interest on our variable rate debt is calculated as 150 basis points plus LIBOR of 5.32 percent which was the rate at March 31, 2007. We have assumed that LIBOR will remain unchanged for the outlying years. See "-- Capitalization." In addition we have included the impact of our interest rate swaps entered into in April 2004. See "Interest Rate Risk" below.

     We have also included an estimate of expenditures required after March 31, 2007 to complete the facilities and projects authorized at December 31, 2006, in which we have made substantial commitments in connections with facilities.

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

     We have not included material cash requirements for taxes as we are a taxpayer in certain foreign jurisdictions but not in domestic locations. Additionally, it is difficult to estimate taxes to be paid as changes in where we generate income can have a significant impact on future tax payments. We have also not included cash requirements for funding pension and postretirement benefit costs. Based upon current estimates we believe we will be required to make contributions of approximately $38 million to those plans in 2007, of which approximately $8 million has been contributed as of March 31, 2007. Pension and postretirement contributions beyond 2007 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2007. In addition, we have not included cash requirements for environmental remediation. Based upon current estimates we believe we will be required to spend approximately $8 million over the next 20 to 30 years. However, due to possible modifications in remediation processes and other factors, it is difficult to determine the actual timing of the payments. See "-- Environmental and Other Matters".

     We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was less than $1 million at both March 31, 2007 and 2006. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

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

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed $18 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $6 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities.

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

     We have three fixed-to-floating interest rate swaps covering $150 million of our 10.25 percent senior secured notes at an annual rate of LIBOR plus 5.68 percent. Based upon the current LIBOR rate of 5.38 percent (which is in effect until July 15, 2007) these swaps are expected to increase our interest expense by $2 million in 2007 above what it otherwise would have been. Since entering into these swaps, we have realized a net cumulative benefit of $3 million. On March 31, 2007, we had $997 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed from 2007 through 2025. Included in the $475 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. We also have $431 million in long-term debt obligations outstanding under our senior secured credit facility that are subject to variable interest rates. See Note 3.

     We estimate that the fair value of our long-term debt at March 31, 2007 was about 106 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $3 million after tax, excluding the effect of the interest rate swaps we completed in April 2004. A one percentage point increase or decrease in interest rates on the swaps we completed in April 2004 would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by approximately $1 million after tax.

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

     As of March 31, 2007, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs at these facilities to be approximately $8 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

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

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to eight percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these matching contributions of approximately $3 million for the three months ended March 31, 2007 as compared to $2 million for the three months ended March 31, 2006. All contributions vest immediately.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As of December 31, 2006 we reported a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) based upon our evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Due to the nature of the material weakness, remediation will not be completed until the annual tax processes are performed during the 2007 year end close. Based upon the March 31, 2007 evaluation, we have concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to the unremediated material weakness. To address this control weakness, we performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

INTERNAL CONTROLS SURROUNDING THE ACCOUNTING FOR INCOME TAXES

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

REMEDIATION PLAN FOR MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     We took action to improve internal controls over our accounting for income taxes during 2006. However, the actions taken have not yet been fully evidenced and therefore we concluded that this weakness existed as of December 31, 2006. To address the material weakness in the accounting for income taxes, we are taking the following actions during 2007:

     - With the assistance of an outside professional service provider, we are implementing procedures to more effectively and accurately accumulate detailed support for approximately 70 foreign tax basis balance sheets and related processes to quantify deferred tax balances.

     - We are re-engineering the tax provision reporting processes (including U.S. federal and state tax provision processes) to improve visibility, timeliness and accuracy, as well as technical support and documentation standards.

     - We will reorganize functional responsibilities in the tax department to better control and manage the income tax data that is collected and enhance our current process for completing the provision and performing analysis.

     - We are in the process of developing additional remediation plans which will be implemented to address the material weakness in internal controls in accounting for income taxes. Many of these newly designed controls and procedures are only executed annually during the year-end closing process. Our assessment of the remediation will remain open until that time.

     Due to the nature of the material weakness, remediation will not be completed until the annual tax processes are performed during the 2007 year end close.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     Except as described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1A.  RISK FACTORS

     We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in
Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) None.

     (b) Not applicable.

     (c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2007. All of these purchases reflect shares withheld upon vesting of restricted stock to satisfy tax withholding obligations.


                                                             TOTAL NUMBER OF     AVERAGE
PERIOD                                                      SHARES PURCHASED   PRICE PAID
------                                                      ----------------   ----------


January 2007..............................................       121,873         $26.45
February 2007.............................................         1,031         $25.54
March 2007................................................         2,004         $24.56
                                                                 -------
  Total...................................................       124,908         $26.41


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

                                        TENNECO INC.

                                        By: /s/      KENNETH R. TRAMMELL
                                            ------------------------------------
                                                     Kenneth R. Trammell
                                             Executive Vice President and Chief
                                                      Financial Officer

Dated: May 9, 2007

                                INDEX TO EXHIBITS
                                       TO
                          QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2007


   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------


2             --   None
3.1(a)        --   Restated Certificate of Incorporation of the registrant dated
                   December 11, 1996 (incorporated herein by reference from Exhibit
                   3.1(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12387).
3.1(b)        --   Certificate of Amendment, dated December 11, 1996 (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual
                   Report on Form 10-K for the year ended December 31, 1997, File No.
                   1-12387).
3.1(c)        --   Certificate of Ownership and Merger, dated July 8, 1997
                   (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended December
                   31, 1997, File No. 1-12387).
3.1(d)        --   Certificate of Designation of Series B Junior Participating
                   Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-
                   12387).
3.1(e)        --   Certificate of Elimination of the Series A Participating Junior
                   Preferred Stock of the registrant dated September 11, 1998
                   (incorporated herein by reference from Exhibit 3.1(e) of the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1998, File No. 1-12387).
3.1(f)        --   Certificate of Amendment to Restated Certificate of Incorporation of
                   the registrant dated November 5, 1999 (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-
                   12387).
3.1(g)        --   Certificate of Amendment to Restated Certificate of Incorporation of
                   the registrant dated November 5, 1999 (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-
                   12387).
3.1(h)        --   Certificate of Ownership and Merger merging Tenneco Automotive
                   Merger Sub Inc. with and into the registrant, dated November 5, 1999
                   (incorporated herein by reference from Exhibit 3.1(h) of the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1999, File No. 1-12387).
3.1(i)        --   Certificate of Amendment to Restated Certificate of Incorporation of
                   the registrant dated May 9, 2000 (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-
                   Q for the quarter ended March 31, 2000, File No. 1-12387).
3.1(j)        --   Certificate of Ownership and Merger merging Tenneco Inc. with and into the registrant, dated October 27, 2005 (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on
                   Form 8-K dated October 28, 2005, File No. 1-12387).
3.2           --   By-laws of the registrant, as amended July 10, 2006 (incorporated herein by reference from Exhibit 99.1 of the registrant's Current
                   Report on Form 8-K dated July 10, 2006, File No. 1-12387).
3.3           --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                   ("Global"), as amended (incorporated herein by reference to Exhibit
                   3.3 to the registrant's Registration Statement on Form S-4, Reg. No.
                   333-93757).
3.4           --   By-laws of Global (incorporated herein by reference to Exhibit 3.4 to the registrant's Registration Statement on Form S-4, Reg. No.
                   333-93757).
3.5           --   Certificate of Incorporation of TMC Texas Inc. ("TMC") (incorporated herein by reference to Exhibit 3.5 to the registrant's Registration
                   Statement on Form S-4, Reg. No. 333-93757).
3.6           --   By-laws of TMC (incorporated herein by reference to Exhibit 3.6 to the registrant's Registration Statement on Form S-4, Reg. No. 333-
                   93757).
3.7           --   Amended and Restated Certificate of Incorporation of Tenneco
                   International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------

3.8           --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
3.9           --   Certificate of Incorporation of Clevite Industries Inc. ("Clevite"),
                   as amended (incorporated herein by reference to Exhibit 3.9 to the registrant's Registration Statement on Form S-4, Reg. No. 333-
                   93757).
3.10          --   By-laws of Clevite (incorporated herein by reference to Exhibit 3.10 to the registrant's Registration Statement on Form S-4, Reg. No.
                   333-93757).
3.11          --   Amended and Restated Certificate of Incorporation of the Pullman
                   Company ("Pullman") (incorporated herein by reference to Exhibit
                   3.11 to the registrant's Registration Statement on Form S-4, Reg.
                   No. 333-93757).
3.12          --   By-laws of Pullman (incorporated herein by reference to Exhibit 3.12 to the registrant's Registration Statement on Form S-4, Reg. No.
                   333-93757).
3.13          --   Certificate of Incorporation of Tenneco Automotive Operating Company
                   Inc. ("Operating") (incorporated herein by reference to Exhibit 3.13 to the registrant's Registration Statement on Form S-4, Reg. No.
                   333-93757).
3.14          --   By-laws of Operating (incorporated herein by reference to Exhibit
                   3.14 to the registrant's Registration Statement on Form S-4, Reg.
                   No. 333-93757).
4.1(a)        --   Rights Agreement dated as of September 8, 1998, by and between the registrant and First Chicago Trust Company of New York, as Rights
                   Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form 8-K dated September 24, 1998,
                   File No. 1-12387).
4.1(b)        --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference from Exhibit
                   4.4(b) of the registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-12387).
4.1(c)        --   Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights
                   Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Post-Effective Amendment No. 3, dated February 26,
                   2001, to its Registration Statement on Form 8-A dated September 17,
                   1998).
4.1(d)        --   Amendment No. 3 to Rights Agreement, dated November 13, 2006, by and between the registrant and Wells Fargo Bank, N..A., as Rights Agent
                   (incorporated herein by reference from Exhibit 99.2 of the registrant's Current Report on Form 8-K dated November 13, 2006,
                   File No. 1-12387.).
4.2(a)        --   Indenture, dated as of November 1, 1996, between the registrant and
                   The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.1 of the registrant's Registration
                   Statement on Form S-4, Registration No. 333-14003).
4.2(b)        --   First Supplemental Indenture dated as of December 11, 1996 to
                   Indenture dated as of November 1, 1996 between the registrant and
                   The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(b) of the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4.2(c)        --   Third Supplemental Indenture dated as of December 11, 1996 to
                   Indenture dated as of November 1, 1996 between the registrant and
                   The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4.2(d)        --   Fourth Supplemental Indenture dated as of December 11, 1996 to
                   Indenture dated as of November 1, 1996 between the registrant and
                   The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4.2(e)        --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                   Indenture dated November 1, 1996 between The Chase Manhattan Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly Report on Form 10-
                   Q for the quarter ended September 30, 1999, File No. 1-12387).

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------

4.3           --   Specimen stock certificate for Tenneco Inc. common stock
                   (incorporated herein by reference from Exhibit 4.3 of the
                   registrant's Annual Report on Form 10-K for the quarter ended
                   December 31, 2006, File No. 1-12387).
4.4(a)        --   Indenture dated October 14, 1999 by and between the registrant and
                   The Bank of New York, as trustee (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form 10-
                   Q for the quarter ended September 30, 1999, File No. 1-12387).
4.4(b)        --   Supplemental Indenture dated November 4, 1999 among Tenneco
                   Automotive Operating Company Inc., Tenneco International Holding
                   Corp., Tenneco Global Holdings Inc., the Pullman Company, Clevite
                   Industries Inc. and TMC Texas Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1999, File No. 1-12387).
4.4(c)        --   Subsidiary Guarantee dated as of October 14, 1999 from Tenneco
                   Automotive Operating Company Inc., Tenneco International Holding
                   Corp., Tenneco Global Holdings Inc., the Pullman Company, Clevite
                   Industries Inc. and TMC Texas Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4(c) to the registrant's Registration Statement on Form S-4, Reg. No. 333-
                   93757).
4.5(a)        --   Second Amended and Restated Credit Agreement, dated as of March 16,
                   2007, among the registrant, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto
                   (incorporated herein by reference to Exhibit 99.1 to the
                   registrant's Current Report on Form 8-K dated March 16, 2007, File
                   No. 1-12387).
4.5(b)        --   Guarantee and Collateral Agreement, dated as of March 16, 2007
                   (amending and restating the Guarantee and Collateral Agreement dated as of November 4, 1999, as previously amended and amended and restated), among the registrant various of its subsidiaries and
                   JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference from Exhibit 99.2 to the registrant's Current
                   Report on Form 8-K dated March 16, 2007, File No. 1-12387).
4.6(a)        --   Indenture, dated as of June 19, 2003, among the registrant, the subsidiary guarantors named therein and Wachovia Bank, National
                   Association (incorporated herein by reference from Exhibit 4.6(a) to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   June 30, 2003, File No. 1-12387).
4.6(b)        --   Collateral Agreement, dated as of June 19, 2003, by the registrant and the subsidiary guarantors named therein in favor of Wachovia
                   Bank, National Association (incorporated herein by reference from
                   Exhibit 4.6(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4.6(c)        --   Registration Rights Agreement, dated as of June 19, 2003, among the registrant, the subsidiary guarantors named therein, and the initial purchasers named therein, for whom JPMorgan Securities Inc. acted as representative (incorporated herein by reference from Exhibit 4.6(c)
                   to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4.6(d)        --   Supplemental Indenture, dated as of December 12, 2003, among the registrant, the subsidiary guarantors named therein and Wachovia
                   Bank, National Association (incorporated herein by reference to
                   Exhibit 4.6(d) to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-12387).
4.6(e)        --   Registration Rights Agreement, dated as of December 12, 2003, among the registrant, the subsidiary guarantors named therein, and the initial purchasers named therein, for whom Banc of America
                   Securities LLC acted as representative agent (incorporated herein by reference to Exhibit 4.5(a) to the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 2003, File No. 1-12387).
4.6(f)        --   Second Supplemental Indenture, dated as of October 28, 2005, among the registrant, the subsidiary guarantors named therein and Wachovia
                   Bank, National Association (incorporated herein by reference from
                   Exhibit 4.6(f) to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-12387).
4.7           --   Intercreditor Agreement, dated as of June 19, 2003, among JPMorgan
                   Chase Bank, as Credit Agent, Wachovia Bank, National Association, as
                   Trustee and Collateral Agent, and the registrant (incorporated herein by reference from Exhibit 4.7 to the registrant's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-
                   12387).

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------

4.8(a)        --   Indenture, dated as of November 19, 2004, among the registrant, the subsidiary guarantors named therein and The Bank of New York Trust
                   Company (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on Form 8-K dated November 19, 2004,
                   File No. 1-12387).
4.8(b)        --   Supplemental Indenture, dated as of March 28, 2005, among the registrant, the guarantors party thereto and the Bank of New York
                   Trust Company, N.A., as trustee (incorporated herein by reference from Exhibit 4.3 to the registrant's Registration Statement on Form
                   S-4, Reg No. 333-123752).
4.8(c)        --   Registration Rights Agreement, dated as of November 19, 2004, among the registrant, the guarantors party thereto and the initial purchasers party thereto (incorporated herein by reference from
                   Exhibit 4.2 to the registrant's Registration Statement on Form S-4,
                   Reg No. 333-123752).
4.8(d)        --   Second Supplemental Indenture, dated as of October 27, 2005, among the registrant, the guarantors party thereto and the Bank of New
                   York Trust Company, N.A., as trustee (incorporated herein by reference from Exhibit 4.8(d) to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-
                   12387).
9             --   None.
10.1          --   Distribution Agreement, dated November 1, 1996, by and among El Paso
                   Tennessee Pipeline Co., the registrant, and Newport News
                   Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form 10, File No. 1-12387).
10.2          --   Amendment No. 1 to Distribution Agreement, dated as of December 11,
                   1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.2 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.3          --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. , the registrant, and Newport
                   News Ship- building Inc. (incorporated herein by reference from
                   Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.4          --   Benefits Agreement, dated December 11, 1996, by and among El Paso
                   Tennessee Pipeline Co., the registrant, and Newport News
                   Shipbuilding Inc. (incorporated herein by reference from Exhibit
                   10.4 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.5          --   Insurance Agreement, dated December 11, 1996, by and among El Paso
                   Tennessee Pipeline Co., the registrant, and Newport News
                   Shipbuilding Inc. (incorporated herein by reference from Exhibit
                   10.5 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.6          --   Tax Sharing Agreement, dated December 11, 1996, by and among El Paso
                   Tennessee Pipeline Co., Newport News Shipbuilding Inc., the
                   registrant, and El Paso Natural Gas Company (incorporated herein by reference from Exhibit 10.6 of the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.7          --   First Amendment to Tax Sharing Agreement, dated as of December 11,
                   1996, among El Paso Tennessee Pipeline Co., the registrant, El Paso
                   Natural Gas Company and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.7 of the registrant's Annual
                   Report on Form 10-K for the year ended December 31, 1996, File No.
                   1-12387).
10.8          --   Value Added 'TAVA' Incentive Compensation Plan, as in effect for periods through December 31, 2005 (incorporated herein by reference from Exhibit 10.8 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-12387).
10.9          --   Change of Control Severance Benefits Plan for Key Executives
                   (incorporated herein by reference from Exhibit 10.13 of the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1999, File No. 1-12387).
10.10         --   Stock Ownership Plan (incorporated herein by reference from Exhibit
                   10.10 of the registrant's Registration Statement. on Form S-4, Reg.
                   No. 333-93757).
10.11         --   Key Executive Pension Plan (incorporated herein by reference from
                   Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.12         --   Deferred Compensation Plan (incorporated herein by reference from
                   Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------

10.13         --   Supplemental Executive Retirement Plan (incorporated herein by reference from Exhibit 10.13 to the registrant's Quarterly Report on
                   Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.14         --   Human Resources Agreement by and between the registrant and Tenneco
                   Packaging Inc. dated November 4, 1999 (incorporated herein by reference to Exhibit 99.1 to the registrant's Current Report on Form
                   8-K dated November 4, 1999, File No. 1-12387).
10.15         --   Tax Sharing Agreement by and between the registrant and Tenneco
                   Packaging Inc. dated November 3, 1999 (incorporated herein by reference to Exhibit 99.2 to the registrant's Current Report on Form
                   8-K dated November 4, 1999, File No. 1-12387).
10.16         --   Amended and Restated Transition Services Agreement by and between the registrant and Tenneco Packaging Inc. dated as of November 4,
                   1999 (incorporated herein by reference from Exhibit 10.21 of the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1999, File No. 1-12387).
10.17         --   Assumption Agreement among Tenneco Automotive Operating Company
                   Inc., Tenneco International Holding Corp., Tenneco Global Holdings
                   Inc., The Pullman Company, Clevite Industries Inc., TMC Texas Inc.,
                   Salomon Smith Barney Inc. and the other Initial Purchasers listed in the Purchase Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.24 of the registrant's
                   Registration Statement on Form S-4, Reg. No. 333-93757).
10.18         --   Amendment No. 1 to Change in Control Severance Benefits Plan for Key
                   Executives (incorporated herein by reference from Exhibit 10.23 to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   June 30, 2000, File No. 1-12387).
10.19         --   Letter Agreement dated July 27, 2000 between the registrant and Mark
                   P. Frissora (incorporated herein by reference from Exhibit 10.24 to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   June 30, 2000, File No. 1-12387).
10.20         --   Letter Agreement dated July 27, 2000 between the registrant and
                   Richard P. Schneider (incorporated herein by reference from Exhibit
                   10.26 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.21         --   Letter Agreement dated July 27, 2000 between the registrant and
                   Timothy R. Donovan (incorporated herein by reference from Exhibit
                   10.28 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387).
10.22         --   Form of Indemnity Agreement entered into between the registrant and the following directors of the registrant: Paul Stecko, M. Kathryn
                   Eickhoff and Dennis Severance (incorporated herein by reference from
                   Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).
10.23         --   Mark P. Frissora Special Appendix under Supplemental Executive
                   Retirement Plan (incorporated herein by reference from Exhibit 10.30 to the registrant's Annual Report on Form 10-K for the year ended
                   December 31, 2000, File No. 1-12387).
10.24         --   Letter Agreement dated as of June 1, 2001 between the registrant and
                   Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended
                   December 31, 2001. File No. 1-12387).
10.25         --   2002 Long-Term Incentive Plan (As Amended and Restated Effective
                   March 11, 2003) (incorporated herein by reference from Exhibit 10.26 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. File No. 1-12387).
10.26         --   Amendment No. 1 to Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.27 to the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 2002, File No. 1-12387).
10.27         --   Supplemental Stock Ownership Plan (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
10.28         --   Form of Stock Equivalent Unit Award Agreement under the 2002 Long-
                   Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------

10.29         --   Form of Stock Option Agreement for employees under the 2002 Long-
                   Term Incentive Plan, as amended (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.2 of the registrant's Current Report on Form 8-K dated January 13, 2005, File
                   No. 1-12387).
10.30         --   Form of Stock Option Agreement for non-employee directors under the
                   2002 Long-Term Incentive Plan, as amended (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.3 of the registrant's Current Report on Form 8-K dated January 13, 2005,
                   File No. 1-12387).
10.31         --   Form of Restricted Stock Award Agreement for employees under the
                   2002 Long-Term Incentive Plan, as amended (three year cliff vesting)
                   (incorporated herein by reference from Exhibit 99.4 of the registrant's Current Report on Form 8-K dated January 13, 2005, File
                   No. 1-12387).
10.32         --   Form of Restricted Stock Award Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.5 of the registrant's Current
                   Report on Form 8-K dated January 13, 2005, File No. 1-12387).
10.33         --   Form of Restricted Stock Award Agreement for employees under the
                   2002 Long-Term Incentive Plan, as amended (vesting 1/3 annually)
                   (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on Form 8-K dated January 17, 2005, File
                   No. 1-12387).
10.34         --   Form of Stock Option Agreement for employees under the 2002 Long-
                   Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from Exhibit 99.2 of the registrant's Current Report on Form 8-K dated January 17, 2005, File
                   No. 1-12387).
10.35         --   Form of Stock Option Agreement for non-employee directors under the
                   2002 Long-Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from Exhibit
                   99.3 of the registrant's Current Report on Form 8-K dated January
                   17, 2005, File No. 1-12387).
10.36         --   Form of Performance Share Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 10.37 to the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 2004, file No. 1-12387).
10.37         --   Summary of 2007 Outside Directors' Compensation (incorporated herein by reference from Exhibit 10.37 to the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 2006,File No. 1-12387).
10.38         --   Summary of 2007 Named Executive Officer Compensation (incorporated herein by reference from Exhibit 10.38 to the registrant's Annual
                   Report on Form 10-K for the year ended December 31, 2006, File No.
                   1-12387).
10.39         --   Amendment No. 1 to the Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.39 to the registrant's Quarterly
                   Report on Form 10-Q for the quarter ended March 31, 2005, File No.
                   1-12387).
10.40         --   Amendment No. 1 to the Supplemental Executive Retirement Plan
                   (incorporated herein by reference from Exhibit 10.40 to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   June 30, 2005, File No. 1-12387).
10.41         --   Second Amendment to the Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.41 to the registrant's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-
                   12387).
10.42         --   Amendment No. 2 to the Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.42 to the registrant's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-
                   12387).
10.43         --   Supplemental Retirement Plan (incorporated herein by reference from
                   Exhibit 10.43 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
10.44         --   Mark P. Frissora Special Appendix under Supplemental Retirement Plan
                   (incorporated herein by reference from Exhibit 10.44 to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   June 30, 2005, File No. 1-12387).
10.45         --   Supplemental Pension Plan for Management (incorporated herein by reference from Exhibit 10.45 to the registrant's Quarterly Report on
                   Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
10.46         --   Incentive Deferral Plan (incorporated herein by reference from
                   Exhibit 10.46 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------

10.47         --   Amended and Restated Value Added ("TAVA") Incentive Compensation
                   Plan, effective January 1, 2006 (incorporated herein by reference from Exhibit 10.47 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005, file No. 1-12387).
10.48         --   Form of Restricted Stock Award Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (providing for one year cliff vesting) (incorporated herein by reference from
                   Exhibit 10.48 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005, file No. 1-12387).
10.49         --   Form of Stock Equivalent Unit Award Agreement, as amended, under the
                   2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 10.49 to the registrant's Quarterly Report on
                   Form 10-Q for the quarter ended March 31, 2006, File No. 1-12387).
10.50         --   Summary of Amendments to Deferred Compensation Plan and Incentive
                   Deferral Plan (incorporated herein by reference from Exhibit 10.50 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-12387).
10.51         --   Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form
                   8-K, dated May 9, 2006).
10.52         --   Form of Restricted Stock Award Agreement for non-employee directors under the Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the registrant's Current Report on
                   Form 8-K, dated May 9, 2006).
10.53         --   Form of Stock Option Agreement for employees under the Tenneco Inc.
                   2006 Long-Term Incentive Plan (incorporated by reference to Exhibit
                   99.3 to the registrant's Current Report on Form 8-K, dated May 9,
                   2006).
10.54         --   Form of Restricted Stock Award Agreement for employees under the
                   Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to the registrant's Current Report on Form
                   8-K, dated May 9, 2006).
10.55         --   Summary of Amendments to the Company's excess defined benefit plans, the terms of a new excess defined contribution plan and Amendments to certain executives' employment agreements (incorporated herein by reference from Exhibit 10.55 to the registrant's Quarterly Report on
                   Form 10-Q for the quarter ended September 30, 2006, File No. 1-
                   12387).
10.56         --   Form of First Amendment to the Tenneco Inc. Supplemental Pension
                   Plan for Management (incorporated herein by reference to Exhibit
                   10.56 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-12387).
10.57         --   Form of First Amendment to the Tenneco Inc. Supplemental Retirement
                   Plan (incorporated herein by reference to Exhibit 10.57 of the registrant's Annual Report on Form 10-K for the year ended December
                   31, 2006, File No. 1-12387).
10.58         --   Form of Stock Equivalent Unit Award Agreement, as amended, under the
                   2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on
                   Form 8-K dated as of December 6, 2006, File No. 1-12387).
10.59         --   Letter Agreement dated December 4, 2006 between the registrant and
                   Timothy R. Donovan (incorporated herein by reference to Exhibit
                   10.59 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-12387).
10.60         --   Letter Agreement dated January 5, 2007 between the registrant and
                   Hari N. Nair (incorporated herein by reference to Exhibit 10.60 of the registrant's Annual Report on Form 10-K for the year ended
                   December 31, 2006, File No. 1-12387).
10.61         --   Letter Agreement between Tenneco Inc. and Gregg Sherrill
                   (incorporated herein by reference from Exhibit 99.2 of the registrant's Current Report on Form 8-K dated as of January 5, 2007,
                   File No. 1-12387).
10.62         --   Letter Agreement between Tenneco Inc. and Gregg Sherrill, dated as of January 15, 2007 (incorporated herein by reference from Exhibit
                   99.1 of the registrant's Current Report on Form 8-K dated as of
                   January 15, 2007, File No. 1-12387).

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------

10.63         --   Form of Restricted Stock Agreement between Tenneco Inc. and Gregg
                   Sherrill (incorporated herein by reference to Exhibit 10.63 of the registrant's Annual Report on Form 10-K for the year ended December
                   31, 2006, File No. 1-12387).
11            --   None.
*12           --   Computation of Ratio of Earnings to Fixed Charges.
*15           --   Letter of Deloitte and Touche LLP regarding interim financial information.
18            --   None.
19            --   None.
22            --   None.
23            --   None.
24            --   None.
*31.1         --   Certification of Gregg Sherrill under Section 302 of the Sarbanes-
                   Oxley Act of 2002.
*31.2         --   Certification of Kenneth R. Trammell under Section 302 of the
                   Sarbanes-Oxley Act of 2002.
*32.1         --   Certification of Gregg Sherrill and Kenneth R. Trammell under
                   Section 906 of the Sarbanes-Oxley Act of 2002
99            --   None.
100           --   None.


--------

    *  Filed herewith.